Form 10-K
period 2009-10-31
HEWLETT PACKARD CO
filed 2009-12-17
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates was $85,982,273,000 based on the last sale price of common stock on April 30, 2009.

          The number of shares of HP common stock outstanding as of November 30, 2009 was 2,364,168,918 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2009 are incorporated by reference into Part III of this Report.	III

Hewlett-Packard Company

Form 10-K

For the Fiscal Year Ended October 31, 2009

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

 PART I

ITEM 1.    Business.

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs") and large enterprises, including customers in the government, health and education sectors. Our offerings span:

  •
  multi-vendor customer services, including infrastructure technology and business process outsourcing, technology support and maintenance, application development and support services and consulting and integration services;

  •
  enterprise information technology infrastructure, including enterprise storage and server technology, networking products and resources, and software that optimizes business technology investments;

  •
  personal computing and other access devices; and

  •
  imaging and printing-related products and services.

        HP was incorporated in 1947 under the laws of the State of California as the successor to a partnership founded in 1939 by William R. Hewlett and David Packard. Effective in May 1998, we changed our state of incorporation from California to Delaware.

HP Products and Services; Segment Information

        During fiscal 2009, our operations were organized into seven business segments: Services, Enterprise Storage and Servers ("ESS"), HP Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS"), and Corporate Investments.

Services, ESS and HP Software are reported collectively as a broader HP Enterprise Business (formerly the Technology Solutions Group). While the HP Enterprise Business is not an operating segment, we sometimes provide financial data aggregating the segments within it in order to provide a supplementary view of our business. In each of the past three fiscal years, notebooks, desktops and printing supplies each accounted for more than 10% of our consolidated net revenue. In fiscal 2009, infrastructure technology outsourcing also accounted for more than 10% of our consolidated net revenue, and in fiscal 2007 industry standard servers also accounted for more than 10% of our consolidated net revenue.

        A summary of our net revenue, earnings from operations and assets for our segments and business units is found in Note 19 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Risk Factors" in Item 1A, which is incorporated herein by reference.

HP Enterprise Business

        The HP Enterprise Business provides servers, storage, software and information technology ("IT") services that enable enterprise and midmarket business customers to better manage their current IT environments and transform IT into a business enabler. HP Enterprise Business products and services help accelerate growth, minimize risk and reduce costs to optimize the business value of customers' IT investments. Companies around the globe leverage HP's infrastructure solutions to deploy next generation data centers and address business challenges ranging from compliance to business continuity. The HP Enterprise Business's modular IT systems and services are primarily standards-based and feature differentiated technologies in areas including power and cooling, unified management, security, virtualization and automation. Each of the three financial reporting segments within the HP Enterprise Business are described in detail below.

Services

        Services, formerly HP Services, was renamed after the reorganization of the business units subsequent to the acquisition of Electronic Data Systems Corporation ("EDS") in August 2008. Services provides consulting, outsourcing and technology services across infrastructure, applications and business process domains. Services delivers to its clients by leveraging investments in consulting and support professionals, infrastructure technology, applications, standardized methodologies, and global supply and delivery. It is divided into four main business units: infrastructure technology outsourcing, applications services, business process outsourcing and technology services.

        Infrastructure Technology Outsourcing.    Infrastructure technology outsourcing delivers comprehensive services that streamline and optimize our clients' infrastructure to efficiently enhance performance, reduce costs, mitigate risk and enable business change. These services encompass the data center and the workplace (desktop); network and communications; and security, compliance and business continuity. We also offer a set of managed services, providing a cross-section of our broader infrastructure services for smaller discrete engagements.

        Application Services.    Applications services help clients revitalize and manage their applications assets through flexible, project-based, consulting services and longer-term outsourcing contracts. These full lifecycle services encompass application development, testing, modernization, system integration, maintenance and management. Applications projects open doors to new infrastructure technology outsourcing and business process outsourcing opportunities and represent attractive cross-selling opportunities to current HP clients.

        Business Process Outsourcing.    Business process outsourcing is powered by a platform of underlying infrastructure technology, applications and standardized methodologies and is supplemented by IT experience and in-depth, industry-specific knowledge. These services encompass both industry-specific and cross-industry solutions. Our cross-industry solutions include a broad array of enterprise shared services, customer relationship management services, financial process management services and administrative services.

        Technology Services.    HP provides consulting and support services, as well as warranty support across HP's product lines. HP specializes in keeping technology running with mission critical services, converged infrastructure services, networking services, data center transformation services and infrastructure services for storage, server and unified communication environments. HP's technology services offerings are available in the form of service contracts, pre-packaged offerings (HP Care Pack services) or on an individual basis.

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

        Industry Standard Servers.    Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily Windows®,(1) Linux and Novell operating systems and leverage Intel Corporation ("Intel") and Advanced Micro Devices ("AMD") processors. The business spans a range of product lines that include pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of server blades. In fiscal 2009, HP's industry standard server business continued to lead the industry in terms of units shipped and factory revenue. HP also has a leadership position in server blades, the fastest growing segment of the market.

        Business Critical Systems.    Business critical systems include Itanium®(2)-based Integrity servers running on the HP-UX, Windows®, Linux, OpenVMS and NonStop operating systems, including the high-end Superdome servers and fault-tolerant Integrity NonStop servers. Business critical systems also include the Reduced Instruction Set Computing ("RISC")-based servers with the HP 9000 line running on the HP-UX operating system, HP AlphaServers running on both Tru64 UNIX®(3) and OpenVMS, and MIPs-based NonStop servers. During 2009, we continued to transition all business critical systems platforms to Itanium-based servers.

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

HP Software

        HP Software is a leading provider of enterprise and service-provider software and services. Our portfolio consists of:

        Enterprise IT management software.    Enterprise IT management solutions, including support and professional services, allow customers to manage IT infrastructure, operations, applications, IT services, and business processes. These solutions also include tools to automate data center operations and IT processes. We market them as the HP business technology optimization suite, and we deliver them in the form of traditional software licenses and, in some cases, via a software-as-a-service distribution model.

        Information management and business intelligence solutions.    Our information management and business intelligence solutions include information data strategy, enterprise data warehousing, data integration, data protection, archiving, compliance, e-discovery and records management products. These solutions enable businesses to extract more value from their structured and unstructured information.

        Communications and media solutions.    Our communications and media industry solutions address the creation, delivery and management of consumer and enterprise communications services, with offerings in service delivery infrastructure and applications, real-time business support systems, next-generation operations support systems and digital media. These solutions enable operators, media companies, and network equipment providers to drive incremental revenue, enable new business models and reduce infrastructure costs.

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

        Commercial PCs.    PSG offers a variety of personal computers optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. These commercial PCs include primarily the HP Compaq business desktops, notebooks, tablet PCs, mini notebooks and mobile workstations, as well as the thin clients, retail point of sale systems, displays and the new TouchSmart all-in-one PC for business.

        Consumer PCs.    Consumer PCs include the HP and Compaq series of multi-media consumer desktops, notebooks and mini notebooks, including the TouchSmart line of touch-enabled all-in-one desktops and notebooks.

        Workstations.    Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics. PSG provides workstations that run on both Windows® and Linux-based operating systems.

        Handheld Computing.    PSG provides a series of HP iPAQ Pocket PC handheld computing devices that run on Windows® Mobile software. These products range from basic PDAs to advanced "smartphone" devices with voice and data capability.

Imaging and Printing Group

        IPG is the leading imaging and printing systems provider in the world for consumer and commercial printer hardware, printing supplies, printing media and scanning devices. IPG is also focused on imaging and printing solutions in the commercial markets, from managed print services solutions to addressing new growth opportunities in commercial printing and capturing high-value pages in areas such as industrial applications, outdoor signage and the graphic arts business. When describing our performance in this segment, we group inkjet printer units and retail products and services into consumer hardware, LaserJet and enterprise solutions and graphics solutions into commercial hardware and break out printer supplies separately.

        Inkjet and Web Solutions.    This unit delivers our consumer and SMB inkjet solutions (hardware, ink, media) as well as developing our retail and web businesses. It includes single function and all-in-one inkjet printers targeted toward consumers and SMBs as well as retail publishing solutions, Snapfish and Logoworks.

        LaserJet and Enterprise Solutions.    This unit is focused on delivering products and services to the enterprise segment. It includes LaserJet printers and supplies, multi-function printers, scanners and enterprise software solutions such as Exstream Software and Web Jetadmin.

        Managed Enterprise Solutions.    This unit is focused on delivering managed print services products and solutions to Enterprise customers. This unit partners with third-party software providers to offer workflow solutions in the enterprise environment.

        Graphics Solutions.    Graphics solutions include large format printing (Designjet, Scitex, ColorSpan and NUR), large format supplies, inkjet high-speed production (WebPress) solutions and supplies, Indigo printing and specialty printing systems.

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

        The mix of HP's business by channel or direct sales differs substantially by business and region. We believe that customer buying patterns and different regional market conditions necessitate sales, marketing and distribution to be tailored accordingly. HP is focused on driving the depth and breadth of its coverage in addition to efficiencies and productivity gains in both the direct and indirect business.

        The HP Enterprise Business manages most of our enterprise and public sector customer relationships and also has primary responsibility for simplifying sales processes across our segments to improve speed and effectiveness of customer delivery. In this capacity, the HP Enterprise Business manages our direct sales for value products including UNIX®, enterprise storage and software and pre-sales technical consultants, as well as our direct distribution activities for commercial products and go-to-market activities with systems integrators and ISVs. The HP Enterprise Business also drives HP's vertical sales and marketing approach in the communication, media and entertainment, financial services, manufacturing and distribution and public sector industries.

        PSG manages SMB customer relationships and commercial reseller channels, due largely to the significant volume of commercial PCs that HP sells through these channels. In addition to commercial channel relationships, the Volume Direct organization, which is charged with the management of direct sales for volume products, is hosted within PSG. In addition, PSG manages direct online sales through the Consumer Exchange and the Small Business Exchange.

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

Manufacturing and Materials

        We utilize a number of outsourced manufacturers ("OMs") around the world to manufacture HP-designed products. The use of OMs is intended to generate cost efficiencies and reduce time to market for certain HP-designed products. Third-party OEMs manufacture some products that we purchase and resell under the HP brand. In addition to our use of OMs, we currently manufacture finished products from components and sub-assemblies that we acquire from a wide range of vendors.

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

        We purchase materials, supplies and product subassemblies from a substantial number of vendors. For most of our products, we have existing alternate sources of supply, or such sources are readily available. However, we do rely on sole sources for laser printer engines, LaserJet supplies and parts for products with short life cycles (although some of these sources have operations in multiple locations). We are dependent upon Intel as a supplier of processors and Microsoft for various software products. However, we believe that disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors. We also have a valued relationship with AMD, and we have continued to see solid acceptance of AMD processors in the market during fiscal 2009.

        Like other participants in the high technology industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our requirements for periods averaging 90 to 120 days. From time to time, we experience significant price volatility and supply constraints of certain components that are not available from multiple sources. Frequently, we are able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on gross margin but does not disrupt production. On occasion, we acquire component inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. See "Risk Factors—We depend on third-party suppliers, and our revenue and gross margin could suffer if we fail to manage suppliers properly," in Item 1A, which is incorporated herein by reference.

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

        A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 19 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Approximately 64% of our overall net revenue in fiscal 2009 came from outside the United States. The substantial majority of our net revenue originating outside the United States was from customers other than foreign governments.

        For a discussion of risks attendant to HP's foreign operations, see "Risk Factors—Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, costs and expenses and financial condition," in Item 1A, "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A and Note 10 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

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

        Expenditures for research and development were $2.8 billion in fiscal 2009, $3.5 billion in fiscal 2008 and $3.6 billion in fiscal 2007. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position.

        For a discussion of risks attendant to our research and development activities, see "Risk Factors—If we cannot continue to develop, manufacture and market products and services that meet customer requirements for innovation and quality, our revenue and gross margin may suffer," in Item 1A, which is incorporated herein by reference.

Patents

        Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position. At October 31, 2009, our worldwide patent portfolio included over 33,000 patents, which was slightly above the number of patents in our patent portfolio at the end of both fiscal 2008 and fiscal 2007.

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

        On a revenue basis we are the largest company offering our range of general purpose computers and personal information, imaging and printing products for industrial, scientific, business and consumer applications, and IT services. We are the leader or among the leaders in each of our principal business segments.

        The competitive environments in which each segment operates are described below:

        Enterprise Storage and Servers.    The areas in which ESS operates are intensely competitive and are characterized by rapid and ongoing technological innovation and price reductions. Our competitors range from broad solution providers such as International Business Machines Corporation ("IBM") to more focused competitors such as EMC Corporation ("EMC") and Network Appliance, Inc. in storage and Dell, Inc. ("Dell") in industry standard servers. We believe that our important competitive advantages in this segment include the six technology components of our converged infrastructure initiatives: IT systems, power and cooling, security, management, virtualization and automation. We believe that our competitive advantages also include our global reach and our significant intellectual property portfolio and research and development capabilities, which will contribute to further enhancements of our product and service offerings and our ability to cross-sell our portfolio and leverage scale advantages in everything from brand to procurement leverage.

        Services.    Our service businesses including HP Enterprise Services and Technology Services compete in IT support services, consulting and integration, infrastructure technology outsourcing, business process outsourcing and application services. The IT support services and consulting and integration markets have been under significant pressure as our customers have reduced their IT budgets. However, this trend has benefited the outsourcing services business as customers drive toward lower IT management costs to enable more strategic investments. Our competitors include IBM Global Services, Computer Sciences Corporation, systems integration firms such as Accenture Ltd. and offshore companies such as Fujitsu and India-based competitors Wipro Ltd, Infosys Technologies Ltd. and Tata Consultancy Services Ltd. We also compete with other traditional hardware providers, such as Dell, which are increasingly offering services to support their products. Many of our competitors are able to offer a wide range of global services, and some of our competitors enjoy significant brand recognition. Our service businesses team with many companies to offer services, and those arrangements allow us to extend our reach and augment our capabilities. Our competitive advantages are evident in our deep technology expertise, which includes multi-vendor environments, virtualization and automation, our strong track record of collaboration with clients and partners, and the combination of our expertise in infrastructure management with skilled global resources in SAP, Oracle and Microsoft platforms.

        HP Software.    The areas in which HP Software operates are fueled by rapidly changing customer requirements and technologies. We market enterprise IT management software in competition with IBM, Computer Associates International ("CAI"), BMC Software, Inc. and others. Our information management and business intelligence solutions compete with products from companies like Symantec, IBM, EMC, CAI, and Teradata. We also deliver communications and media solutions that compete with products from IBM and various other competitors. As new delivery mechanisms such as software-as-a-service come on the scene, we're also confronting less traditional competitors. Our differentiation lies in the breadth and depth of our software and services portfolio and the scope of our market coverage.

        Personal Systems Group.    The areas in which PSG operates are intensely competitive and are characterized by rapid price reductions and inventory depreciation. Our primary competitors for the branded personal computers are Dell, Acer Inc., ASUSTeK Computer Inc., Apple Inc., Lenovo Group Limited and Toshiba Corporation. In particular regions, we also experience competition from local companies and from generically-branded or "white box" manufacturers. Our competitive advantages include our broad product portfolio, our innovation and research and development capabilities, our brand and procurement leverage, our ability to cross-sell our portfolio of offerings, our extensive service and support offerings and the availability of our broad-based distribution of products from retail and commercial channels to direct sales.

        Imaging and Printing Group.    The markets for printer hardware and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. IPG's key competitors include Canon USA, Inc., Lexmark International, Inc., Xerox Corporation, Seiko Epson Corporation, Samsung Electronics Co. Ltd. and Brother Industries, Ltd. In addition, independent suppliers offer refill and remanufactured alternatives for our supplies which, although generally offering lower print quality and reliability, may be offered at lower prices and put pressure on our supplies sales and margins. Other companies also have developed and marketed new compatible cartridges for HP's laser and inkjet products, particularly in jurisdictions outside of the United States where adequate intellectual property protection may not exist. In recent years, we and our competitors have regularly lowered prices on printer hardware both to reach new customers and in response to the competitive environment. Important areas for future growth include printer-based multi-function devices in the office space, digital presses in our imaging and graphics space and driving color printing expansion in the office. We believe we will provide important new contributions in the home, the office and publishing environments by providing comprehensive solutions.

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

Executive Officers:

Mark V. Hurd; age 52; Chairman, Chief Executive Officer and President

        Mr. Hurd has served as Chairman of HP since September 2006 and as Chief Executive Officer, President and a member of the Board since April 2005. Prior to that, he served as Chief Executive Officer of NCR Corporation, a technology company, from March 2003 to March 2005 and as President from July 2001 to March 2005. Mr. Hurd also is a director of News Corporation.

Peter J. Bocian; age 54; Executive Vice President and Chief Administrative Officer

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

R. Todd Bradley; age 51; Executive Vice President, Personal Systems Group

        Mr. Bradley has served as Executive Vice President of HP's Personal Systems Group since June 2005. Previously he served as the Chief Executive Officer of palmOne Inc., a mobile computing company, from October 2003 to June 2005.

Michael J. Holston; age 47; Executive Vice President, General Counsel and Secretary

        Mr. Holston has served as Executive Vice President and General Counsel since February 2007 and as Secretary since March 2007. Prior to that, he was a partner in the litigation practice at Morgan, Lewis & Bockius LLP, where, among other clients, he supported HP as external counsel on a variety of litigation and regulatory matters for more than ten years.

Vyomesh I. Joshi; age 55; Executive Vice President, Imaging and Printing Group

        Mr. Joshi has served as Executive Vice President of HP's Imaging and Printing Group since 2002. Mr. Joshi also is a director of Yahoo! Inc.

Catherine A. Lesjak; age 50; Executive Vice President and Chief Financial Officer

        Ms. Lesjak has served as Executive Vice President and Chief Financial Officer since January 2007. Previously, she served as Senior Vice President from 2003 until December 2006 and as Treasurer from 2003 until March 2007.

Ann M. Livermore; age 51; Executive Vice President, HP Enterprise Business

        Ms. Livermore has served as Executive Vice President of the HP Enterprise Business since May 2004. From 2002 until May 2004, she served as Executive Vice President of HP Services. Ms. Livermore also is a director of United Parcel Service, Inc.

John N. McMullen; age 51; Senior Vice President and Treasurer

        Mr. McMullen has served as Senior Vice President and Treasurer since March 2007. Previously, he served as Vice President of Finance for HP's Imaging and Printing Group from May 2002 until 2007.

Randall D. Mott; age 53; Executive Vice President and Chief Information Officer

        Mr. Mott has served as Executive Vice President and Chief Information Officer since July 2005. From 2000 to June 2005, Mr. Mott was Senior Vice President and Chief Information Officer of Dell, Inc., a technology company.

James T. Murrin; age 49; Senior Vice President, Controller and Principal Accounting Officer

        Mr. Murrin has served as Senior Vice President, Controller and Principal Accounting Officer since March 2007. Previously, he served as Vice President of Finance for the former Technology Solutions Group since 2004. Prior to that, Mr. Murrin was Vice President of Finance for HP Services and held various other finance positions at HP since joining the company in 1989.

Marcela Perez de Alonso; age 55; Executive Vice President, Human Resources

        Ms. Perez de Alonso has served as Executive Vice President, Human Resources since January 2004. From 1999 until she joined HP in January 2004, Ms. Perez de Alonso was Division Head of Citigroup North Latin America Consumer Bank, in charge of the retail business operations of Citigroup in Puerto Rico, Venezuela, Colombia, Peru, Panama, the Bahamas and the Dominican Republic.

Shane V. Robison; age 56; Executive Vice President and Chief Strategy and Technology Officer

        Mr. Robison has served as Executive Vice President and Chief Strategy and Technology Officer since May 2002.

Employees

        We had approximately 304,000 employees worldwide as of October 31, 2009.

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

        In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the cause of the problem and to determine appropriate solutions. However, we may have limited ability to control quality issues, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch"), we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. If new or existing customers have difficulty operating our products, our operating margins could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could have a material adverse effect on our operating results.

Economic weakness and uncertainty could adversely affect our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on worldwide economic conditions and the demand for computing and imaging products and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and difficulty managing inventory levels. For example, we have recently experienced reduced revenue from our product businesses due to slowing global economic growth, declines in the availability of credit, weakening consumer and business confidence, increased unemployment, reduced levels of capital expenditures and other challenges currently affecting the global economy. Sustained uncertainty about current global economic conditions may result in our customers continuing to postpone spending, which could adversely affect demand for our products and services. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenue, gross margin and expenses.

        We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write downs and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers. In addition, our business may be disrupted if we are unable to obtain equipment, parts and components from our suppliers—and our suppliers from their suppliers—due to the insolvency of key suppliers or the inability of key suppliers to obtain credit.

        Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any renewed financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Poor financial performance of asset markets could lead to increased pension and post-retirement benefit expenses. Other income and expense could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, hedging expenses and the fair value of derivative instruments. Economic downturns also may lead to restructuring actions and associated expenses.

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

  •
  Shortages.  Occasionally we may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. In particular, our PC business relies heavily upon outsourced manufacturers ("OMs") to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. HP represents a substantial portion of the business of some of these OMs, and any changes to the nature or volume of business transacted by HP with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of these components may increase, we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

  •
  Oversupply.  In order to secure components for the provision of products or services, at times we may make advance payments to suppliers or enter into non-cancelable commitments with vendors. In addition, we may purchase components strategically in advance of demand to take advantage of favorable pricing or to address concerns about the availability of future components. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components, which could adversely affect our gross margin.

  •
  Contractual terms.  As a result of binding price or purchase commitments with vendors, we may be obligated to purchase components or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase components or services for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, and our gross margin could suffer. In addition, many of our competitors obtain products or components from the same OMs and suppliers that we utilize. Our competitors may obtain better pricing and other terms and more favorable allocations of products and components during periods of limited supply, and our ability to engage in relationships with certain OMs and suppliers could be limited. The practice employed by our PC business of purchasing product components and transferring those components to its OMs may create large supplier receivables with the OMs that, depending on the financial condition of the OMs, may have risk of uncollectability. In addition, certain of our OMs and suppliers may decide in the future to discontinue conducting business with us. Any of these actions by our competitors, OMs or suppliers could adversely affect our future operating results and financial condition.

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

  •
  Single source suppliers.  Our use of single source suppliers for certain components could exacerbate our supplier issues. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. For example, we rely on Intel Corporation to provide us with a sufficient supply of processors for many of our

    PCs, workstations, handheld computing devices and servers, and some of those processors are customized for our products. New products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. Replacing a single source supplier could delay production of some products as replacement suppliers initially may be subject to capacity constraints or other output limitations. For some components, such as customized components and some of the processors that we obtain from Intel, alternative sources may not exist or those alternative sources may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of components to HP. The loss of a single source supplier, the deterioration of our relationship with a single source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single source supplier could adversely affect our revenue and gross margins.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. In addition, all six of our worldwide IT data centers are located in the southern United States, making our operations more vulnerable to natural disasters or other business disruptions occurring in that geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Shanghai, Singapore and India. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products and in the southwestern United States to import products into the Americas region. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster.

System security risks, data protection breaches and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

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

        We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, our outsourcing services business routinely processes, stores and transmits large amounts of data for our clients, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our clients, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We also could lose existing or potential customers for outsourcing services or other information technology solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

  •
  import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could increase our cost of doing business in certain jurisdictions, prevent us from shipping products to particular countries or markets, affect our ability to obtain favorable terms for components, increase our operating costs or lead to penalties or restrictions;

  •
  difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws; and

  •
  fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products and shipments.

        The factors described above also could disrupt our product and component manufacturing and key suppliers located outside of the United States. For example, we rely on manufacturers in Taiwan for the production of notebook computers and other suppliers in Asia for product assembly and manufacture.

        As approximately 64% of our sales are from countries outside of the United States, other currencies, particularly the euro, the British pound, Chinese Yuan Renminbi and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. The effectiveness of our hedges depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. As a result, we could incur significant losses from our hedging activities if our forecasts are incorrect. In addition, our hedging activities may be ineffective or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business and reputation.

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

        The size and significance of the IT services portion of our business has increased in recent periods. The risks that accompany that business differ from those of our other businesses and include the following:

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

  •
  Some of our IT services agreements require significant investment in the early stages that is expected to be recovered through billings over the life of the agreement. These agreements often involve the construction of new IT systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each agreement with these characteristics, and some or all elements of service delivery under these agreements are dependent upon successful completion of the development, construction and deployment phases. Any failure to perform satisfactorily under these agreements may expose us to legal liability, result in the loss of customers and harm our reputation, which could decrease the revenues and profitability of our IT services business.

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

        In connection with the preparation of HP's Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. In addition, as discussed in Note 18 to the Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations.

Unanticipated changes in HP's tax provisions, the adoption of a new U.S. tax legislation or exposure to additional income tax liabilities could affect our profitability.

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, President Obama's administration has recently announced proposals for a new U.S. tax legislation that, if adopted, could adversely affect our tax rate. Any of these changes could affect our profitability.

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

        We have adopted an operating framework that includes a disciplined focus on operational efficiency. As part of this framework, we have adopted several initiatives, including a multi-year program announced in 2006 to reduce real estate costs by consolidating several hundred HP real estate locations worldwide to fewer core sites, and a multi-year process of examining every function and every one of our businesses and functions in order to optimize efficiency and reduce cost. We have also implemented a workforce restructuring program in fiscal 2008 relating to our services business and a workforce restructuring program in fiscal 2009 relating to our product businesses.

        Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions, including estimates and assumptions regarding the cost of consolidating real estate locations, the amount of accelerated depreciation or asset impairment to be incurred when we vacate facilities or cease using equipment before the end of their respective lease term or asset life, and the costs and timing of other activities in connection with these initiatives. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. In addition, there are significant risks associated with our workforce restructuring programs, including potential delays in the implementation of those programs in highly regulated locations outside of the United States, particularly in Europe and Asia, decreases in employee morale, and the failure to meet operational targets due to the loss of employees. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

        Like other companies, HP has implemented changes to its compensation programs intended to reduce fixed costs, create a high performance culture at all levels and provide an opportunity for employees to earn significant rewards if HP delivers strong financial results. These changes included reducing base pay for many employees; lowering the cap on matching contributions under the HP 401(k) Plan; making the funding of the HP 401(k) Plan matching contributions fully discretionary depending on quarterly business results; and eliminating the purchase price discount for shares purchased under the HP Share Ownership Plan, all of which were announced in February 2009. HP also has reduced the total number of share-based payment awards granted to employees and the number of employees who receive share-based payment awards. Due to these changes in our compensation programs, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business. Moreover, any difficulty relating to obtaining stockholder approval of equity compensation plans could limit our ability to grant share-based payment awards to employees in the future.

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

ITEM 1B. Unresolved Staff Comments.

        Not applicable.

ITEM 2. Properties.

        As of October 31, 2009, we owned or leased a total of approximately 77 million square feet of space worldwide. We owned 45% of this space and leased the remaining 55%. Included in these amounts are 10 million square feet of vacated space, of which 3 million square feet is leased to non HP interests. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

        As of October 31, 2009, HP core sales and support operations occupied approximately 12 million square feet. We own 40% of the space used for sales and support activities and lease the remaining 60%.

        HP core manufacturing plants, research and development facilities and warehouse and administrative facilities occupied approximately 55 million square feet. We own 46% of our manufacturing, research and development, warehouse and administrative space and lease the remaining 54%. Our plants are equipped with machinery, most of which we own and which, in part, we developed to meet the special requirements of our manufacturing processes. At the end of fiscal 2009, we are continuing to execute on our plan to reduce our real estate costs and increase our productive utilization by consolidating several hundred HP core real estate locations worldwide.

        As indicated above, we have seven business segments: Services, ESS, HP Software, PSG, IPG, HPFS, and Corporate Investments. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

Principal Executive Offices

        Our principal executive offices, including our global headquarters, are located at 3000 Hanover Street, Palo Alto, California, United States of America.

Headquarters of Geographic Operations

        The locations of our headquarters of geographic operations at October 31, 2009 were as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Houston, United States	Geneva, Switzerland	Singapore
Miami, United States		Tokyo, Japan
Mississauga, Canada

Product Development and Manufacturing

        The locations of our major product development and manufacturing facilities and HP Labs at October 31, 2009 were as follows:

Americas	Europe, Middle East, Africa	Hewlett-Packard Laboratories

Aguadilla, Puerto Rico

Cupertino, San Diego and Woodland,
California

Colorado Springs and Ft Collins, Colorado

Boise, Idaho

Indianapolis, Indiana

Andover and Marlboro, Massachusetts

Minnetonka, Minnesota

Corvallis, Oregon

LaVergne and Memphis, Tennessee

Houston, Texas

Sandston, Virginia

Vancouver, Washington	Leixlip, Ireland Kiryat-Gat and Netanya, Israel Amersfoort, The Netherlands Asia Pacific, including Japan Shanghai, China Udham Singh Nagar, India Tokyo, Japan Singapore	Bangalore, India Beijing, China Bristol, United Kingdom Haifa, Israel Palo Alto, United States St. Petersburg, Russia

ITEM 3. Legal Proceedings.

        Information with respect to this item may be found in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Information regarding the market prices of HP common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 and on the cover page of this Annual Report on Form 10-K, respectively, which are incorporated herein by reference. We have declared and paid cash dividends each fiscal year since 1965. The trend has been to declare $0.16 per share every first and third quarters and to pay $0.08 per share per quarter. As of November 30, 2009, there were approximately 126,600 stockholders of record. Additional information concerning dividends may be found in "Selected Financial Data" in Item 6 and in Item 8, which are incorporated herein by reference.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities in fiscal 2009 that have not been previously reported in a Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (August 2009)	17,589	$43.78	17,589	$5,286,004
Month #2 (September 2009)	20,889	$45.60	20,889	$4,333,424
Month #3 (October 2009)	7,972	$47.54	7,972	$3,954,407

Total	46,450	$45.24	46,450

        HP repurchased shares in the fourth quarter of fiscal 2009 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the fourth quarter of fiscal 2009 were purchased in open market transactions.

        As of October 31, 2009, HP had remaining authorization of approximately $4.0 billion for future share repurchases under the $8.0 billion repurchase authorization approved by the HP Board of Directors on September 19, 2008.

        On November 19, 2009, HP's Board of Directors authorized an additional $8.0 billion for future share repurchases.

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

	10/04	10/05	10/06	10/07	10/08	10/09
Hewlett-Packard Company	100.00	152.39	212.65	285.77	213.09	266.66
S&P 500	100.00	108.72	126.49	144.90	92.60	101.68
S&P Information Technology	100.00	105.43	115.90	147.08	86.47	113.71

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31,
	2009(2)	2008	2007	2006	2005
	In millions, except per share amounts
Net revenue	$114,552	$118,364	$104,286	$91,658	$86,696
Earnings from operations(1)	$10,136	$10,473	$8,719	$6,560	$3,473
Net earnings	$7,660	$8,329	$7,264	$6,198	$2,398
Net earnings per share
Basic	$3.21	$3.35	$2.76	$2.23	$0.83
Diluted	$3.14	$3.25	$2.68	$2.18	$0.82
Cash dividends declared per share	$0.32	$0.32	$0.32	$0.32	$0.32
At year-end:
Total assets	$114,799	$113,331	$88,699	$81,981	$77,317
Long-term debt	$13,980	$7,676	$4,997	$2,490	$3,392

(1)
Earnings from operations include the following items:

	2009	2008	2007	2006	2005
	In millions
Amortization of purchased intangible assets	$1,571	$967	$783	$604	$622
Restructuring charges	640	270	387	158	1,684
In-process research and development charges	7	45	190	52	2
Pension curtailments and pension settlements, net	—	—	(517)	—	(199)
Acquisition-related charges	242	41	—	—	—

Total charges before taxes	$2,460	$1,323	$843	$814	$2,109

Total charges, net of taxes	$1,733	$973	$690	$604	$1,509

(2)
In the fourth quarter of fiscal 2009, HP early adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements" and FASB ASU No. 2009-14, "Certain Revenue Arrangements That Include Software Elements." HP adopted these standards as of the beginning of fiscal 2009. As a result, fiscal 2009 net revenues and net earnings were higher by $255 million and $55 million, respectively.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

OVERVIEW

        We are a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses, and large enterprises, including customers in the government, health and education sectors. Our offerings span:

  •
  multi-vendor customer services, including infrastructure technology and business process outsourcing, technology support and maintenance, application development and support services, and consulting and integration services;

  •
  enterprise information technology infrastructure, including enterprise storage and server technology, networking products and resources, and software that optimizes business technology investments;

  •
  personal computing and other access devices; and

  •
  imaging and printing-related products and services.

        We have seven business segments for financial reporting purposes: Services, Enterprise Storage and Servers ("ESS"), HP Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS"), and Corporate Investments. Services, ESS and HP Software are reported collectively as a broader HP Enterprise Business (formerly referred to as the Technology Solutions Group). While the HP Enterprise Business is not an operating segment, we sometimes provide financial data aggregating the segments within it in order to provide a supplementary view of our business.

        Our strategy and operations are currently focused on the following initiatives:

  Competitive Positioning

        We are positioning our businesses to take advantage of important trends in the markets for our products and services. For example, we are aligning our printing business to capitalize on key market trends such as the shift from analog to digital printing and the growth in printable content by developing innovative products for consumers such as the first web-connected home printer, working to enable web and mobile printing, expanding our presence in high-usage annuity businesses including graphics and retail photo printing, and growing our managed print services business. We are also positioning our enterprise business to capitalize on the trend towards converged infrastructure products that integrate storage, networking, servers and management software. In addition, we have developed IT management software offerings that seek to satisfy the increasing demand for virtualization management and increased automation.

  Driving Operational Efficiency

        We have implemented an ongoing program to optimize efficiency and reduce cost across the company. As part of those efforts, we are continuing to execute on our multi-year program to consolidate real estate locations worldwide to fewer core sites in order to reduce our IT spending and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

real estate costs. In addition, we are continuing to implement the restructuring plan announced in the fourth quarter of fiscal 2008 to optimize the cost structure of our services business and the restructuring plan announced in May 2009 to structurally change and improve the effectiveness of several of our product businesses. See Note 8 to the Consolidated Financial Statements in Item 8 for further discussion of these restructuring plans and the associated restructuring charges.

        We also took actions in fiscal 2009 to further improve our cost structure and further shift our employee compensation structure from fixed to variable. As part of those actions, we reduced base pay for many of our employees, we reduced the matching contributions under the HP 401(k) Plan for all U.S. employees and began funding these matching contributions quarterly on a discretionary basis based on our financial performance, and we modified our employee stock purchase plan to eliminate the discount applicable to purchases made under the plan. We are continuing to evaluate our businesses and market conditions and may consider additional restructuring or other actions in future periods.

  Investing for Growth

        We are investing some of the savings derived from our efficiency initiatives for growth. For example, we are increasing our sales coverage to expand the size of the market that we cover, including expanding into emerging markets such as China, India and Brazil. We are creating innovative new products and developing new channels to connect with our customers, particularly in our PC business. In addition, we are expanding our portfolio of products and services that we can offer to our customers, both through acquisitions and through organic growth. A critical component of this strategy was our acquisition of Electronic Data Systems Corporation ("EDS") in August 2008, which has increased the size and breadth of our services business and enabled us to provide comprehensive IT product and services solutions to our customers.

        In November 2009, we entered into a definitive agreement to acquire 3Com Corporation, a global enterprise provider of networking switching, routing and security solutions, at a price of $7.90 per share in cash or an enterprise value of approximately $2.7 billion. The acquisition is subject to customary closing conditions, including the receipt of domestic and foreign regulatory approvals and the approval of 3Com's stockholders. The transaction is expected to close in our second fiscal quarter of 2010.

  Leveraging our Portfolio and Scale

        We now offer one of the IT industry's broadest portfolios of products and services, and we are working to leverage that portfolio as a strategic advantage. For example, in our enterprise business, we are able to provide servers, storage and networking packaged with services that can be delivered to customers in the manner of their choosing, be it in-house, outsourced or as a service via the Internet. Our portfolio of management software completes the package by allowing our customers to manage their IT operations in an efficient and cost-effective manner. In addition, we are working to optimize our supply chain by eliminating complexity, reducing fixed costs, and leveraging our scale to ensure the availability of components at favorable prices even during shortages. We are also expanding our use of industry standard components in our enterprise products to further leverage our scale.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The following provides an overview of our key fiscal 2009 financial metrics and demonstrates how our execution of these initiatives has translated into financial performance:

		HP Enterprise Business
	HP Consolidated	Services	ESS	HP Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Net revenue	$114,552	$34,693	$15,359	$3,572	$53,624	$35,305	$24,011	$2,673
Year-over-year net revenue % (decrease) increase	(3.2)%	65.4%	(20.8)%	(15.4)%	20.2%	(16.5)%	(18.9)%	(0.9)%
Earnings from operations	$10,136	$5,044	$1,518	$684	$7,246	$1,661	$4,310	$206
Earnings from operations as a % of net revenue	8.8%	14.5%	9.9%	19.1%	13.5%	4.7%	18.0%	7.7%
Net earnings	$7,660
Net earnings per share
Basic	$3.21
Diluted	$3.14

        Cash and cash equivalents at October 31, 2009 totaled $13.3 billion, an increase of $3.1 billion from the October 31, 2008 balance of $10.2 billion. The increase for fiscal 2009 was due primarily to $13.4 billion of cash provided from operations and $1.8 billion of proceeds from the issuance of common stock under employee stock plans, which were partially offset by $5.1 billion of cash used to repurchase common stock, $3.2 billion net investment in property, plant and equipment, and $2.8 billion net payment of our debt.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

        The Consolidated Financial Statements of HP are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of HP's Board of Directors. Management believes that the accounting estimates employed and the resulting balances are

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

        We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the delivered elements have standalone value, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refund or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition but will not change the total revenue recognized on the contract.

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

        We recognize revenue on certain design and build (design, development and/or construction of software and/or systems) projects using the percentage-of-completion method. We use the cost-to-cost method of measurement towards completion as determined by the percentage of cost incurred to date to the total estimated costs of the project. In circumstances when reasonable and reliable cost estimates for a project cannot be made, we recognize revenue using the completed contract method.

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

        In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements"

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

("ASU 2009-13"). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available.

        Concurrently to issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU 2009-14"). ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product's functionality.

        HP early adopted the provisions of ASU 2009-13 and ASU 2009-14 as of the beginning of fiscal 2009 for new and materially modified deals originating after November 1, 2008; therefore the previously reported quarterly results have been restated to reflect the impact of adoption.

        We establish VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The best estimate of selling price is established considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product lifecycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology lifecycles. When determining our best estimate of selling price, we apply management judgment when establishing margin objectives and pricing strategies and evaluating market conditions and product lifecycles. We may modify or develop new go-to-market practices in the future. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which may result in changes in selling prices, impacting both VSOE and ESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal year, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

        The adoption of ASU 2009-13 and ASU 2009-14 was not material to our financial results, increasing net revenues and net earnings by $255 million and $55 million, respectively for fiscal 2009. The primary driver of the impact was the number of new or materially modified deals, particularly impacting the second half of the fiscal year, which was driven by economic and customer-specific factors. An additional driver of the impact was the extent of hardware or shorter-term service projects sold into longer-term complex service arrangements in a particular quarter, which may vary significantly on a deal-by-deal basis. We are not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new or materially modified deals in any given period.

Business Combinations

        We allocate the purchase price of acquired companies to the tangible assets acquired, liabilities assumed and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

purchased intangible assets recorded by us include customer contracts and lists, developed and core technology and the Compaq trade name. The fair values assigned to the identified intangible assets are discussed in detail in Note 7 to the Consolidated Financial Statements in Item 8.

        Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, and acquired developed technologies and patents; expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed; Compaq brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

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

Stock-Based Compensation Expense

        We recognize stock-based compensation expense for all share-based payment awards, net of an estimated forfeiture rate. We recognize compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

        Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We utilize the Black-Scholes option pricing model to value the stock options granted under our principal option plans. To implement this model, we examined our historical pattern of option exercises to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, we identified three employee populations to which to apply the Black-Scholes model. We determined that implied volatility calculated based on actively traded options on HP common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility used in the Black-Scholes option pricing model in fiscal years 2009, 2008 and 2007 was based on market-based implied volatility.

        We issue performance-based restricted units ("PRUs") representing hypothetical shares of HP common stock. Each PRU award reflects a target number of shares that may be issued to the award recipient. We determine the actual number of shares the recipient receives at the end of a three-year performance period based on results achieved versus goals based on our annual cash flow from operations as a percentage of revenue and average total shareholder return ("TSR") relative to the S&P 500 over the performance period. We use historic volatility for PRU awards as implied volatility

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

cannot be used when simulating multivariate prices for companies in the S&P 500. We estimate the fair value of PRUs using the Monte Carlo simulation model, as the TSR modifier contains a market condition. We update the estimated expense, net of forfeitures, for the cashflow performance against the goal for that year at the end of each reporting period.

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

        We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that we are more likely than not to realize. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

        Our effective tax rate includes the impact of certain undistributed foreign earnings for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the United States. We plan foreign earnings remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we will distribute to the United States and provide the U.S. federal taxes due on these amounts. Further, as a result of certain employment actions and capital investments we have undertaken, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for fiscal years through 2022. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        We are subject to income taxes in the United States and over sixty foreign countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. We evaluate our uncertain tax positions in accordance with the guidance for accounting for uncertainty in income taxes. We believe that our reserve for uncertain tax positions, including related interest, is adequate. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. Our reserve for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, and related interest. We review our reserves quarterly, and we may adjust such reserves because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, execution of Advanced Pricing Agreements, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations.

Allowance for Doubtful Accounts

        We determine our allowance for doubtful accounts using a combination of factors to ensure that we have not overstated our trade and financing receivables balances due to uncollectibility. We maintain an allowance for doubtful accounts for all customers based on a variety of factors, including the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, the financial condition of customers, the length of time receivables are past due, trends in overall weighted-average risk rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Also, we record specific provisions for individual accounts when we become aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, we would further adjust our estimates of the recoverability of receivables either upward or downward. The annual general provision for doubtful accounts has averaged approximately 0.06% of net revenue over the last three fiscal years. Using our third-party credit risk model at October 31, 2009, a 50-basis-point deterioration in the weighted-average default probabilities of our significant customers would have resulted in an approximately $36 million increase to our trade allowance at the end of fiscal year 2009.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Valuation of Goodwill and Purchased Intangible Assets

        We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The provisions of Accounting Standards Codification Topic 350, "Intangibles—Goodwill and Other" require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 19 to the Consolidated Financial Statements in Item 8. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We also compare the fair value of purchased intangible assets with indefinite lives to their carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

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

        Our annual goodwill impairment analysis, which we performed during the fourth quarter of fiscal 2009, did not result in an impairment charge. The excess of fair value over carrying value for each of HP's reporting units as of August 1, 2009, the annual testing date, ranged from approximately $750 million to approximately $35 billion. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value ranging from approximately $550 million to approximately $31 billion for each of HP's reporting units.

Fair Value of Financial Instruments

        We measure certain financial assets and liabilities at fair value based on valuation techniques using the best information available, which may include quoted market prices, market comparables, and discounted cash flow projections. Financial instruments are primarily comprised of time deposits, money market funds, commercial paper, corporate and other debt securities, equity securities and other investments in common stock and common stock equivalents and derivative instruments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        We measure fair value using the framework established by the FASB accounting guidance for fair value measurements and disclosures. This framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

        The valuation techniques are based upon observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources. Unobservable inputs require management to make certain assumptions and judgments based on the best information available. Observable inputs are the preferred source of values. These two types of inputs create the following fair value hierarchy:

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

        A description of the valuation methodologies we use to measure our financial assets and liabilities at fair value is provided below.

        Cash Equivalents and Investments: We hold time deposits, money market funds, commercial paper, other debt securities primarily consisting of corporate and foreign government notes and bonds, and common stock and equivalents. In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for identical or similar assets are not available, we use internally developed valuation models, whose inputs include bid prices, and third party valuations utilizing underlying asset assumptions.

        Derivative Instruments: As discussed in Note 10 to the Consolidated Financial Statements in Item 8, we mainly hold non-speculative forwards, swaps and options to hedge certain foreign currency and interest rate exposures. When active market quotes are not available, we use industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. In certain cases, market-based observable inputs are not available and, in those cases, we use management judgment to develop assumptions which are used to determine fair value.

Warranty Provision

        We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation upon warranty terms, ongoing product failure rates, repair costs, product

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

call rates, average cost per call, and current period product shipments. If actual product failure rates, repair rates or any other post sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally range from 90 days to three years parts and labor, depending upon the product. Over the last three fiscal years, the annual warranty provision has averaged approximately 3.5% of annual net product revenue, while actual annual warranty costs have averaged approximately 3.3% of annual net product revenue.

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

        In the beginning of fiscal 2008, we implemented a liability-driven investment strategy for the HP U.S. defined benefit pension plan, which was frozen effective December 31, 2007. As part of the strategy, we transitioned our investment allocation for that plan to predominantly fixed income assets. In fiscal 2008, we acquired EDS. The EDS U.S. defined benefit plan assets were invested predominantly in public equity and alternative investments. At the end of fiscal 2009, the assets of the HP and EDS plans were merged, resulting in a portfolio with a blend of fixed income, equities and alternatives. The expected return on the plan assets, used in calculating the net benefit cost, is 7.99% for fiscal 2010, which reflects the target asset allocation of the merged portfolio.

        Our medical cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future working life of the plan participants.

        Our major assumptions vary by plan and the weighted-average rates used are set forth in Note 16 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Each assumption has different sensitivity characteristics, and, in general, changes, if any, have moved in the same direction over the last several years. For fiscal 2009, changes in the weighted-average rates for the HP benefit plans would have had the following impact on our net periodic benefit cost:

  •
  A decrease of 25 basis points in the long-term rate of return would have increased our net benefit cost by approximately $43 million;

  •
  A decrease of 25 basis points in the discount rate would have increased our net benefit cost by approximately $71 million; and

  •
  An increase of 25 basis points in the future compensation rate would have increased our net benefit cost by approximately $15 million.

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

ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued a new accounting standard related to fair value measurements. The new standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued a new provision which delayed the effective date of the fair value measurements and disclosures for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value" in relation to the fair value measurement of liabilities. We adopted the applicable portions of the provisions of the new standards in the first and fourth quarters of fiscal 2009, and will adopt the provision related to the nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010. Although we will continue to evaluate the application of the provision for the nonfinancial assets and nonfinancial liabilities, we do not expect the adoption to have a material impact on our consolidated financial statements. See Note 9 to the Consolidated Financial Statements in Item 8 for additional information pertaining to fair value measurements.

        In December 2007, the FASB issued a new accounting standard related to business combinations. The new standard expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The new standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued a new standard which clarified the accounting for pre-acquisition contingencies. We will adopt these new business combination standards in the first quarter of fiscal 2010. The impact of adoption will be largely dependent on the size and nature of the business combinations completed after the adoption of this statement.

        In December 2007, the FASB issued a new accounting standard related to noncontrolling interests. The new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We will adopt this new accounting standard in the first quarter of fiscal 2010. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        In May 2008, the FASB issued a new accounting standard related to convertible debt instruments. The new standard requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. We will adopt this new accounting standard on a retrospective basis in the first quarter of fiscal 2010. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

        In June 2008, the FASB issued a new accounting standard that clarifies whether instruments granted in share-based payment transactions should be included in computing earnings per share. Under the new standard, we will be required to include restricted stock that contains non-forfeitable rights to dividends in our calculation of basic earnings per share ("EPS"), and will need to calculate basic EPS using the "two-class method." The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. We will adopt this new accounting standard on a retrospective basis in the first quarter of fiscal 2010. We do not expect the adoption of this standard will have a material effect on our calculation of basic EPS.

        In November 2008, the FASB issued a new accounting standard related to defensive intangible assets. Defensive intangible assets are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. Under the new standard, defensive intangible assets must be initially recognized at fair value and amortized over the benefit period. We will adopt this new accounting standard in the first quarter of fiscal 2010. The impact of adoption will be largely dependent on the size and nature of business combinations completed after the date of adoption.

        In December 2008, the FASB issued a new accounting standard that requires additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. We will adopt this new accounting standard in the first quarter of fiscal 2010. We will present the required disclosures in the prescribed format on a prospective basis upon adoption. This new standard will only affect the notes to our consolidated financial statements.

        In June 2009, the FASB issued a new accounting standard related to transfers of financial assets. It amends previous guidance to remove the concept of a qualifying special-purpose entity and its exemption from consolidation in the transferor's financial statements. This new standard also establishes conditions for reporting a transfer of a portion of a financial asset as a sale, modifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets are initially measured, removes the guaranteed mortgage securitization recharacterization provisions, and requires additional disclosures. We will adopt this new accounting standard in the first quarter of fiscal 2011. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

        In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities. It eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This new standard also requires additional disclosures about an enterprise's involvement in variable interest entities. We will adopt this new accounting standard in the first quarter of fiscal 2011. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        During the fourth quarter of fiscal 2009, we adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which only affected the specific references to GAAP literature in the notes to our consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-13. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Concurrently to issuing ASU 2009-13, the FASB also issued ASU 2009-14. ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product's functionality.

        A further discussion of the financial impact of ASU 2009-13 and ASU 2009-14 appears under "Critical Accounting Policies and Estimates" above.

RESULTS OF OPERATIONS

        The following discussion compares the historical results of operations on a GAAP basis for the fiscal years ended October 31, 2009, 2008, and 2007. We have included the results of the business operations acquired from EDS in our consolidated results of operations beginning on August 26, 2008, the closing date of the EDS acquisition.

        Results of operations in dollars and as a percentage of net revenue were as follows for the following fiscal years ended October 31:

	2009		2008			2007
	In millions
Net revenue	$114,552	100.0%	$118,364		100.0%	$104,286		100.0%
Cost of sales(1)	87,524	76.4%	89,699	(2)	75.8%	78,683	(2)	75.4%

Gross profit	27,028	23.6%	28,665		24.2%	25,603		24.6%
Research and development	2,819	2.5%	3,543		3.0%	3,611		3.5%
Selling, general and administrative	11,613	10.1%	13,326	(2)	11.3%	12,430	(2)	11.9%
Amortization of purchased intangible assets	1,571	1.4%	967		0.9%	783		0.7%
In-process research and development charges	7	—	45		—	190		0.2%
Restructuring charges	640	0.6%	270		0.2%	387		0.4%
Acquisition-related charges	242	0.2%	41		—	—		—
Pension curtailments and pension settlements, net	—	—	—		—	(517)		(0.5)%

Earnings from operations	10,136	8.8%	10,473		8.8%	8,719		8.4%
Interest and other, net	(721)	(0.6)%	—		—	458		0.4%

Earnings before taxes	9,415	8.2%	10,473		8.8%	9,177		8.8%
Provision for taxes	1,755	1.5%	2,144		1.8%	1,913		1.8%

Net earnings	$7,660	6.7%	$8,329		7.0%	$7,264		7.0%

(1)
Cost of products, cost of services and financing interest.

(2)
Certain pursuit-related costs previously reported under Cost of sales have been realigned retroactively to Selling, general and administrative expenses due to organizational realignments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net Revenue

        The components of the weighted net revenue change from the prior-year period were as follows for the following fiscal years ended October 31:

	2009	2008
	Percentage Points
Personal Systems Group	(5.9)	5.6
Imaging and Printing Group	(4.7)	1.0
Enterprise Storage and Servers	(3.4)	0.7
HP Software	(0.6)	0.6
Corporate Investments/Other	(0.2)	(0.2)
HP Financial Services	—	0.4
Services	11.6	5.4

Total HP	(3.2)	13.5

  Fiscal 2009

        In fiscal 2009, the global slowdown of IT and consumer spending impacted each of our segments. Net revenue decreased 3.2% in fiscal 2009 from fiscal 2008 (increased 1.3% on a constant currency basis). The unfavorable currency impact for fiscal 2009 was due primarily to the movement of the dollar against the euro. For fiscal 2009, the Services segment contributed favorably to the total HP net revenue change primarily as a result of the EDS acquisition. U.S. net revenue increased 12% to $41.3 billion for fiscal 2009 as compared to fiscal 2008, while net revenue from outside of the United States decreased 10% to $73.2 billion. The increase in U.S. net revenue in fiscal 2009 from fiscal 2008 was primarily a result of the acquisition of EDS.

        The PSG net revenue decline in fiscal 2009 from fiscal 2008 was primarily the result of the overall slowdown in the global economy. PSG average selling prices ("ASPs") declined in both consumer clients and commercial clients. The ASP decline in fiscal 2009 was offset slightly by an increase in the option and monitor attach rates. PSG unit volumes, however, increased slightly in fiscal 2009 as compared to fiscal 2008.

        IPG experienced net revenue declines in fiscal 2009 from fiscal 2008 in the commercial and consumer hardware business units and in the supplies business unit. Unit volume declines across each of the business units were a result of the softness in both the business and consumer demand environments.

        ESS net revenue decreased in fiscal 2009 from fiscal 2008 driven by declines in our industry standard servers ("ISS"), business critical systems and storage business units. The revenue declines were due primarily to the economic slowdown and overall weak demand environment. ISS unit volumes and average unit prices declined in fiscal 2009 as compared to the prior year.

        HP Software experienced net revenue declines in fiscal 2009 from fiscal 2008 in both the business technology optimization ("BTO") business unit and the other software business unit due primarily to revenue declines in licenses and services, the effect of which was partially offset by increased support revenue as a result of renewal rate increases.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Net revenue in Corporate Investments and Other declined in fiscal 2009 from fiscal 2008, resulting from lower sales of network infrastructure products primarily as a result of the slowdown in the networking market.

        HPFS net revenue decreased in fiscal 2009 from fiscal 2008 due to unfavorable currency movements.

        The net revenue increase in Services in fiscal 2009 from fiscal 2008 was due primarily to net revenue increases in infrastructure technology outsourcing, application services and business process outsourcing primarily as a result of the EDS acquisition in the fourth quarter of fiscal 2008, the effect of which was partially offset by unfavorable currency impacts and a decline in spending from existing customers. Net revenue in technology services declined in fiscal 2009 due primarily to unfavorable currency impacts and weak economic conditions, the effect of which was partially offset by growth in extended warranty.

  Fiscal 2008

        In fiscal 2008, HP net revenue increased approximately 13.5% from the prior-year period (8.4% on a constant currency basis). The favorable currency impact for fiscal 2008 was due primarily to the movement of the dollar against the euro. U.S. net revenue was $36.9 billion for fiscal 2008, an increase of 6% from the prior year, while international net revenue increased 17% to $81.4 billion.

        PSG net revenue increased in fiscal 2008 from fiscal 2007 as a result of a unit volume increase of 22%. The unit volume increase was the result of strong growth in notebooks with continued strength in emerging markets. The positive revenue impact from this unit volume increase was moderated by declines in ASPs in commercial and consumer clients of 7% and 4%, respectively.

        IPG net revenue increased in fiscal 2008 from fiscal 2007 due to the growth in supplies net revenue as a result of higher unit volumes with strong performance from color-related products. For fiscal 2008, commercial hardware net revenues increased slightly, while consumer hardware net revenues declined due primarily to competitive pricing pressures and a slowing economy.

        ESS net revenue increased in fiscal 2008 over the prior-year period due primarily to strong performance in storage, which was due in part to growth within our EVA and MSA product lines, and revenue growth in industry standard servers from increased unit volumes and blade revenues. Fiscal 2008 revenues in business critical systems were flat compared to the prior-year period.

        HP Software net revenue growth in fiscal 2008 from fiscal 2007 was attributable to strong growth in our BTO business unit resulting from revenue increases in support, growth in license revenue, partially as a result of our acquisition of Opsware Inc. ("Opsware") in September 2007, and, to a lesser extent, increased services contract sales.

        HPFS net revenue increased in fiscal 2008 from the prior year due primarily to an increase in the mix of operating leases as a portion of our asset portfolio and growth in average portfolio assets.

        Services net revenue increased in fiscal 2008 over the prior year due primarily to net revenue increases in technology services, infrastructure technology outsourcing, application services and business process outsourcing primarily as a result of the EDS acquisition on August 26, 2008.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Gross Margin

        The gross margin table below identifies each segment's weighted contribution to the change in the total company gross margin from the corresponding prior year. The segment contribution components of the gross margin decline as compared to the prior-year periods were as follows:

	2009	2008
	Percentage Points
Enterprise Storage and Servers	(0.8)	(0.1)
Services	(0.1)	(0.2)
HP Software	(0.1)	0.1
HP Financial Services	—	—
Corporate Investments/Other	—	—
Imaging and Printing Group	0.2	(0.1)
Personal Systems Group	0.2	(0.1)

Total HP	(0.6)	(0.4)

  Fiscal 2009

        Total company gross margin decreased by 0.6 percentage points in fiscal 2009 as compared to fiscal 2008. From a segment perspective and on a weighted basis, ESS had the largest impact to the total company gross margin decline due to mix and rate declines.

        ESS gross margin decreased in fiscal 2009 from the prior year due primarily to competitive pricing across each of the segment business units and product mix shifts.

        The gross margin in our Services segment increased for fiscal 2009 from fiscal 2008 due primarily to the continued focus on cost structure improvements, including delivery efficiencies and cost controls in our technology services business, and EDS-related acquisition synergies. This was partially offset by the mix effect from the acquisition of the EDS business, which has lower gross margins.

        The increase in HP Software gross margin in fiscal 2009 from the prior year resulted primarily from a favorable support and services revenue mix and improved services margins, the effect of which was partially offset by an unfavorable license revenue mix.

        The HPFS gross margin decline in fiscal 2009 from fiscal 2008 was driven by unfavorable currency impacts, lower margins relating to end-of-lease activities, higher bad debt expenses and lower margins for remarketing and buyout activities, the effect of which was partially offset by higher portfolio margins.

        Gross margin in Corporate Investments and Other declined for fiscal 2009 from fiscal 2008 as a result of a unit volume decline in the sale of network infrastructure products and competitive pricing pressures.

        The improvement in IPG gross margin in fiscal 2009 from the prior year resulted primarily from an increase in the supplies mix and supplies pricing, the effect of which was partially offset by hardware margin declines.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        PSG had the most favorable impact to the change in total company gross margin due to the mix effect of its gross margin representing a smaller component of our total gross margin from levels experienced in the prior-year period.

        PSG gross margin declined in fiscal 2009 from fiscal 2008, resulting from ASPs declining at a faster pace than component costs combined with a mix shift towards lower-end products, the effects of which were partially offset by lower warranty and supply chain costs and improvements in the option attach rate.

  Fiscal 2008

        Total company gross margin decreased slightly in fiscal 2008 from fiscal 2007. On a segment basis, an increase in HP Software gross margin and a small increase in ESS gross margin were offset by small gross margin declines in Services and HPFS and flat gross margin growth across our remaining segments.

        The slight improvement in ESS gross margin in fiscal 2008 from the prior year was primarily a result of improved cost management and attach rates in industry standard servers.

        Services gross margin declined in fiscal 2008 from the prior year due primarily to the impact from the continued competitive pricing environment, partially offset by the continued focus on cost structure improvements generated by delivery efficiencies and cost controls.

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

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense decreased in fiscal 2009 as compared to fiscal 2008 due primarily to favorable currency impacts related to the movement of the dollar against the euro, as well as effective cost controls, the effect of which was partially offset by additional expenses related primarily to Services. In fiscal 2009, R&D expense as a percentage of net revenue decreased for ESS, PSG, and IPG, and increased for HP Software, Services and Corporate Investments.

        Total R&D decreased in fiscal 2008 as compared to fiscal 2007, due primarily to effective cost controls, the impact of which was partially offset by the unfavorable currency impacts related to the movement of the dollar against the euro. Each of our major segments experienced a year-over-year decrease in R&D expense as a percentage of net revenue in fiscal 2008.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense decreased in fiscal 2009 from fiscal 2008 due primarily to favorable currency impacts related to the movement of the dollar against the euro, lower compensation expense as well as effective cost management, the impact of which was partially offset by additional expenses related to the EDS acquisition. In fiscal 2009, SG&A expense as a percentage of net revenue decreased for each of our segments, except for Corporate Investments.

        Total SG&A expense increased in fiscal 2008 due primarily to higher field selling costs as a result of our investments in sales resources, unfavorable currency impacts related to the movement of the dollar against the euro, and additional expenses related to the EDS acquisition. Each of our major segments experienced a year-over-year decrease in SG&A expense as a percentage of net revenue during fiscal 2008.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense in fiscal 2009 from fiscal 2008 was due primarily to amortization expenses related to the intangible assets purchased as part of the EDS acquisition.

        The increase in amortization expense during fiscal 2008 as compared to fiscal 2007 was due primarily to amortization expenses related to the intangible assets purchased as part of the EDS acquisition as well as other acquisitions made in fiscal 2008.

        For more information on our amortization of purchased intangibles assets, see Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

  In-Process Research and Development Charges

        We record IPR&D charges in connection with acquisitions accounted for as business combinations as more fully described in Note 6 to the Consolidated Financial Statements in Item 8. In fiscal 2009, fiscal 2008 and fiscal 2007, we recorded IPR&D charges of $7 million, $45 million and $190 million, respectively, related to acquisitions. The decrease in IPR&D in fiscal 2009 from fiscal 2008 was due primarily to higher IPR&D expenses in the prior year as a result of our EDS acquisition in the fourth quarter of fiscal 2008.

  Restructuring

        Restructuring charges for fiscal 2009 were $640 million. These charges included $346 million of severance and facility costs related to our fiscal 2008 restructuring plan, $297 million of severance costs associated with our fiscal 2009 restructuring plan, and a reduction of $3 million related to adjustments to other restructuring plans.

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

  Workforce Rebalancing

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments in fiscal 2009. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

  Acquisition-related Charges

        We recorded acquisition-related charges of $242 million and $41 million in fiscal 2009 and fiscal 2008, respectively, related primarily to consulting and integration costs as well as retention bonuses associated with the EDS acquisition. The increase in the acquisition-related charges in fiscal 2009 was due primarily to our acquisition of EDS in August 2008.

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

        For more information on our retirement and post-retirement benefit plans, see Note 16 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Interest and Other, Net

        Interest and other, net decreased by $721 million in fiscal 2009 as compared to fiscal 2008. The decrease was driven primarily by higher interest expenses due to higher average debt balances principally related to the EDS acquisition, lower interest income as a result of lower interest rates, and higher currency losses on balance sheet remeasurement items. Additionally, there were higher gains from the sale of real estate in fiscal 2008 as compared to fiscal 2009.

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

Provision for Taxes

        Our effective tax rates were 18.6%, 20.5% and 20.8% in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with some earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all of such earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The decrease in the overall tax rate in fiscal 2009 from fiscal 2008 was due primarily to the net income tax benefits recorded for fiscal 2009 which were related to foreign net operating losses, adjustments to estimated fiscal 2008 tax accruals upon filing the 2008 income tax returns, valuation allowance reversals for state and foreign net operating losses, and other miscellaneous items.

        The decrease in the overall tax rate in fiscal 2008 from fiscal 2007 was related in part to lower tax rates in other jurisdictions.

        For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 14 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Segment Information

        A description of the products and services, as well as financial data, for each segment can be found in Note 19 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. We have realigned segment financial data for the fiscal years ended October 31, 2008 and 2007 to reflect changes in HP's organizational structure that occurred at the beginning of the first quarter of fiscal 2009. We describe these changes more fully in Note 19. We have presented the business segments in this Annual Report on Form 10-K based on the distinct nature of various businesses such as customer base, homogeneity of products and technology. The discussions below include the results of each of our segments.

HP Enterprise Business

        Services, ESS and HP Software are reported collectively as a broader HP Enterprise Business. We describe the results of the business segments of the HP Enterprise Business in more detail below.

Services

        As a result of the acquisition of EDS, we renamed our services segment and reorganized the business units within that segment to better align them to our enhanced services portfolio. The business reorganization resulted in three new business units: application services, infrastructure technology outsourcing and business process outsourcing. As part of this reorganization, the businesses included in the former HP consulting and integration business unit were divided among the application services and technology services business units and the HP Software segment. In addition, the businesses included in the former outsourcing services business unit were divided among the infrastructure technology outsourcing and business process outsourcing business units. Further, the managed print services offering under technology services was moved to IPG.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Historical Results

	For fiscal years ended October 31
	2009	2008(1)	2007(1)
	In millions	In millions	In millions
Net revenue	$34,693	$20,977	$15,329
Earnings from operations	$5,044	$2,518	$1,782
Earnings from operations as a % of net revenue	14.5%	12.0%	11.6%

(1)
Reflects certain reclassifications made to historical results to conform to the current year presentation as noted in Note 1 to the Consolidated Financial Statements in Item 8.

        The components of the weighted net revenue growth as compared to the prior-year periods by business unit were as follows for the following fiscal years ended October 31:

	2009	2008
	Percentage Points
Infrastructure technology outsourcing	39.9	18.7
Application services	17.3	8.5
Business process outsourcing	10.6	4.0
Technology services	(2.4)	5.6

Total Services	65.4%	36.8%

        Services net revenue increased 65.4% (71.6% when adjusted for currency) for fiscal 2009, as compared to fiscal 2008. The increase in revenues is due primarily to the acquisition of EDS on August 26, 2008. Services net revenue for fiscal 2009 includes revenue from infrastructure technology outsourcing, technology services, application services and business process outsourcing, which accounted for approximately 46%, 28%, 17% and 9% of revenues, respectively. Net revenue in infrastructure technology outsourcing, application services and business process outsourcing increased due to the EDS acquisition. The net revenue increase in infrastructure technology outsourcing, application services, and business process outsourcing was partially offset by unfavorable currency impacts and a decline in spending from existing customers not being offset with new growth due to slowing demand in the current economic environment. Application services and business process outsourcing were impacted to a greater degree than infrastructure technology outsourcing. Net revenue in technology services declined due primarily to unfavorable currency impacts and weak economic conditions, the effect of which was partially offset by growth in extended warranty.

        Services earnings from operations as a percentage of net revenue increased by 2.5 percentage points for fiscal 2009, as compared to fiscal 2008. The operating margin increased due primarily to a decrease in operating expenses as a percentage of revenue. There was also an increase in gross margin for fiscal 2009. Operating expense declined as a result of a continued focus on cost structure improvements from overall cost controls. The gross margin in our Services segment increased for fiscal 2009 from fiscal 2008 due primarily to the continued focus on cost structure improvements, including delivery efficiencies and cost controls in our technology services business, and EDS-related acquisition synergies. This was partially offset by the mix effect from the acquisition of the EDS business, which has lower gross margins.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Services net revenue (including EDS results from August 26, 2008) increased 36.8% (30.0% when adjusted for currency) for fiscal 2008, as compared to fiscal 2007. Net revenue increased from the prior year primarily due to the acquisition of EDS. Services net revenue (excluding EDS results from August 26, 2008) increased 11.7% (4.8% when adjusted for currency) for fiscal 2008, as compared to fiscal 2007. Services net revenue (including EDS results from August 26, 2008) for fiscal 2008 includes revenue from technology services, infrastructure technology outsourcing, application services and business process outsourcing, which accounted for approximately 49%, 36%, 12% and 3% of revenues, respectively. Net revenue in technology services increased in fiscal 2008 from the prior year due primarily to growth in IT solution support services, extended warranty revenue and favorable currency impacts, the impact of which was partially offset by competitive pricing pressures. Net revenue in infrastructure technology outsourcing, application services and business process outsourcing increased driven mainly by the EDS acquisition, an increase in volume, favorable currency impacts and new business.

        Services earnings from operations as a percentage of net revenue (including EDS results from August 26, 2008) increased by 0.4 percentage points for fiscal 2008, as compared to fiscal 2007. The operating margin increase was the result of a decrease in operating expenses as a percentage of net revenue, partially offset by a slight decrease in gross margin. The gross margin decrease in fiscal 2008 was due primarily to the impact of the continued competitive pricing environment, which was partially offset by the continued focus on cost structure improvements generated by delivery efficiencies and cost controls. In fiscal 2008, continued efficiency improvements in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue compared to the prior year.

Combined Segment Results

        The combined segment results below refer to the results of our services business for fiscal 2008, which include the results of EDS from the acquisition date, combined with the EDS results for the nine months ended June 30, 2008 and the period from August 1, 2008 to the acquisition date. The combined segment results are presented for informational purposes only and are not indicative of the results of operations that would have been achieved had the businesses been operated together during that period.

	For the fiscal year ended October 31
	2009	Combined Segment Results 2008(1)	% (Decrease) Increase
	In millions	In millions
Net revenue	$34,693	$39,194	(11.5)%
Earnings from operations	$5,044	$3,216	56.9%
Earnings from operations as a % of net revenue	14.5%	8.2%

(1)
Refers to the results of Services for the year ended October 31, 2008 combined with the EDS results for the nine months ended June 30, 2008 and for the period from August 1, 2008 to the acquisition date. In order to conform the presentation to our segment earnings from operations, we excluded certain EDS expenses that we do not allocate to our segments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Services net revenue decreased 11.5% (3.8% when adjusted for currency) for fiscal 2009, as compared to the fiscal 2008 combined segment results presented in the table above. Services net revenue for the prior period combined segment results includes revenue from infrastructure technology outsourcing, technology services, application services and business process outsourcing, which accounted for approximately 46%, 26%, 19% and 9% of revenues, respectively. The net revenue declines were due primarily to an unfavorable currency impact, deferred revenue write-down resulting from purchase accounting, and lower add-on business due to the slowing economic environment. Further, Services net revenue for fiscal 2009 as compared to the combined segment results for fiscal 2008 reflects a weighted net revenue decline in the infrastructure technology outsourcing, business process outsourcing, technology services and application services units of 5.0%, 3.9%, 1.3% and 1.3%, respectively.

        Services earnings from operations as a percentage of net segment revenue increased 6.3 percentage points for fiscal 2009, as compared to the fiscal 2008 combined segment results. Operating margin increased as a result of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. Gross margin increased due primarily to the continued focus on cost structure improvements, including delivery efficiencies and cost controls, and acquisition synergies. The continued improvements in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue compared to fiscal 2008.

Enterprise Storage and Servers

	For the fiscal years ended October 31
	2009	2008	2007
	In millions
Net revenue	$15,359	$19,400	$18,639
Earnings from operations	$1,518	$2,577	$2,148
Earnings from operations as a % of net revenue	9.9%	13.3%	11.5%

        The components of the weighted net revenue change as compared to prior-year periods by business unit were as follows for the following fiscal years ended October 31:

	2009	2008
	Percentage Points
Industry standard servers	(12.1)	1.5
Business critical systems	(4.9)	(0.1)
Storage	(3.8)	2.7

Total ESS	(20.8)	4.1

        ESS net revenue decreased 20.8% (16.0% when adjusted for currency) in fiscal 2009 from fiscal 2008. The revenue decline was due primarily to the economic slowdown and overall weak demand environment. ISS net revenue declined 20% in fiscal 2009 as compared to fiscal 2008 due to declines in unit volume. ISS average unit prices declined in fiscal 2009 while improving in the second half of fiscal 2009 as a result of a new product ramp up. Total ESS blades revenue declined by 8% in fiscal 2009 as compared to fiscal 2008. Business critical systems net revenue decreased 27% in fiscal 2009 compared to fiscal 2008 driven by a decline in Integrity server revenue due to weaker market conditions and by the planned phase-out of the PA-RISC and Alpha Server product lines. Storage net revenue declined 17% in fiscal 2009 compared to fiscal 2008 due to a decline in disk and tape products as a result of a

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

weaker demand environment, the effects of which were partially offset by revenue resulting from the acquisition of Lefthand Networks, which was completed in the first quarter of fiscal 2009.

        In fiscal 2009, ESS earnings from operations as a percentage of net revenue decreased by 3.4 percentage points compared to fiscal 2008, due primarily to a decline in gross margin. Gross margin in fiscal 2009 decreased due primarily to competitive pricing across each of the segment business units and product mix shifts. Operating expense as a percentage of net revenue in fiscal 2009 was generally consistent with the fiscal 2008.

        ESS net revenue increased 4.1% (decreased 0.5% when adjusted for currency) in fiscal 2008 from fiscal 2007. Storage net revenue increased 13% in fiscal 2008 compared to fiscal 2007, with strong performance in mid-range EVA, entry MSA, tape media and storage software. Industry standard servers net revenue grew 2% in fiscal 2008 compared to fiscal 2007 as a result of growth in blade revenue and unit volumes. Revenue growth in the industry standard servers business was partially offset by the decline in average unit prices driven by market movement to low-end product lines and component cost declines. Business critical systems net revenue growth was flat in fiscal 2008 compared to fiscal 2007. Integrity servers net revenue grew 22% in fiscal 2008 and represents 79% of the business critical systems revenue mix, up from 64% in fiscal 2007. The increase was offset by revenue declines in the PA-RISC product line and the planned phase-out of our Alpha Server product line. Integrity servers revenue in fiscal 2008 also included revenue from Montvale-based Integrity servers.

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

HP Software

	For the fiscal years ended October 31
	2009	2008	2007
	In millions
Net revenue	$3,572	$4,220	$3,628
Earnings from operations	$684	$499	$248
Earnings from operations as a % of net revenue	19.1%	11.8%	6.8%

        The components of the weighted net revenue change as compared to the prior-year periods by business unit were as follows for the following fiscal years ended October 31:

	2009	2008
	Percentage Points
Business technology optimization	(9.7)	14.2
Other software	(5.7)	2.1

Total HP Software	(15.4)	16.3

        HP Software net revenue decreased 15.4% (10.8% when adjusted for currency) in fiscal 2009 from fiscal 2008, due to softening in enterprise spending and declines in large deals. For fiscal 2009, revenue

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

from licenses and services declined, the effect of which was partially offset by increased support revenue as a result of renewal rate increases. Net revenue from BTO decreased 15% in fiscal 2009 as compared to fiscal 2008. Net revenue from other software decreased 17% in fiscal 2009 as compared to fiscal 2008, due to declines in revenues for communication and media solutions, business intelligence solutions and information management.

        HP Software earnings from operations as a percentage of net revenue increased by 7.3 percentage points in fiscal 2009 as compared to fiscal 2008. The operating margin improvement in fiscal 2009 was due primarily to increased gross margin coupled with decreased operating expenses as a percentage of net revenue. The increase in gross margin in fiscal 2009 resulted primarily from a favorable support and services revenue mix and improved services margins, the effect of which was partially offset by an unfavorable license revenue mix. The decrease in operating expenses as a percentage of net revenue in fiscal 2009 was due primarily to continued cost controls.

        HP Software net revenue increased 16.3% (10.4% when adjusted for currency) in fiscal 2008 from fiscal 2007. Net revenue from BTO increased 23% in fiscal 2008 as compared to fiscal 2007. BTO net revenue growth in fiscal 2008 was driven by increases in support, higher license revenue due in part to the Opsware acquisition, and increases in services contracts. Net revenue from other software increased by 6% in fiscal 2008 as compared to fiscal 2007. The growth in other software net revenue in fiscal 2008 was attributable primarily to the growth in the information management business due in part to our acquisition of Tower Software in May 2008 and increases in services from business intelligence solutions, the effect of which was partially offset by a net revenue decline in communication and media solutions resulting from a competitive environment following network equipment provider industry consolidation and the transfer of some hardware revenues to ESS due to a platform shift.

        HP Software earnings from operations as a percentage of net revenue increased by 5.0 percentage points in fiscal 2008 as compared to fiscal 2007. The operating margin increase in fiscal 2008 was the result of a combination of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The increase in gross margin in fiscal 2008 was due primarily to cost savings in the BTO business, cost structure improvements as a result of increased scale in the information management business and, to a lesser extent, a favorable change in the revenue mix driven by higher revenues from the BTO business, which typically has higher gross margins than the remainder of the segment. The decrease in operating expenses as a percentage of net revenue in fiscal 2008 was due primarily to continued cost controls, the effect of which was partially offset by increased field selling costs driven by sales force investments.

Personal Systems Group

	For the fiscal years ended October 31
	2009	2008	2007
	In millions
Net revenue	$35,305	$42,295	$36,409
Earnings from operations	$1,661	$2,375	$1,939
Earnings from operations as a % of net revenue	4.7%	5.6%	5.3%

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The components of the weighted net revenue change as compared to prior-year periods by business unit were as follows for the following fiscal years ended October 31:

	2009	2008
	Percentage Points
Desktop PCs	(8.9)	2.1
Notebook PCs	(5.8)	13.8
Workstations	(1.5)	0.4
Handhelds	(0.4)	(0.5)
Other	0.1	0.4

Total PSG	(16.5)	16.2

        PSG net revenue decreased 16.5% (11.6% when adjusted for currency) in fiscal 2009 from fiscal 2008. The revenue decline was primarily the result of the overall slowdown in the global economy. Despite the overall regional declines, revenue in China increased for fiscal 2009 as compared to fiscal 2008. PSG net revenue decreased across all businesses in fiscal 2009. Unit volume increased slightly in fiscal 2009 as compared to fiscal 2008, as an increase in notebook PC volume was offset by a decline in desktop PCs, workstations, and handheld devices. The unit volume increase in notebook PCs was due in part to growth of the HP and Compaq mini notebooks. In fiscal 2009, net revenue for notebook PCs decreased 11%, while net revenue for desktop PCs decreased 23% from fiscal 2008. Workstations and handheld revenues declined 33% and 52%, respectively, in fiscal 2009 from fiscal 2008. In fiscal 2009, net revenue for consumer clients decreased 14%, while net revenue for commercial clients decreased 19% from fiscal 2008. The net revenue increase in Other PSG was related primarily to increased sales of extended warranties, support services and third-party branded options. In fiscal 2009, PSG net revenue was also impacted by ASP declines. ASPs in consumer clients declined 21%, while ASPs in commercial clients declined 16%. ASPs declined from fiscal 2008 due primarily to a competitive pricing environment, component cost reductions and the impact of currency combined with a mix shift toward lower-end models. The ASP decline in fiscal 2009 was offset slightly by an increase in the option and monitor attach rates.

        PSG earnings from operations as a percentage of net revenue decreased by 0.9 percentage points in fiscal 2009 from fiscal 2008. The decrease was due primarily to a gross margin decline resulting from ASPs declining at a faster pace than component costs combined with a mix shift toward lower-end products, the effects of which were partially offset by lower warranty and supply chain costs and improvements in the option attach rate. The decrease in operating expenses as a percentage of net revenue in fiscal 2009 was the result of effective cost controls.

        PSG net revenue increased 16.2% (10.8% when adjusted for currency) in fiscal 2008 from fiscal 2007. Unit volumes increased by 22% in fiscal 2008 as compared to fiscal 2007. The unit volume increase was the result of strong growth in notebooks, with continued strength in emerging markets. In fiscal 2008, net revenue for notebook PCs increased 28% while net revenue for desktop PCs increased 5% from fiscal 2007. In fiscal 2008, net revenue for consumer clients increased 19%, while net revenue for commercial clients increased 15% from fiscal 2007. The net revenue increase in Other PSG in fiscal 2008 was related primarily to increased sales of third-party branded options and extended warranties. The revenue increase was partially offset by a decline in handhelds revenue driven by product transition within converged devices. In fiscal 2008, the positive revenue impact from the PSG unit volume increase compared to fiscal 2007 was also moderated by a 7% decline in commercial client ASPs and a

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

4% decline in consumer client ASPs. ASPs declined from fiscal 2007 as a result of price erosion related to component cost reductions and a competitive pricing environment, the effect of which was partially offset by an increased notebook mix and improved attach rates for monitors and other options.

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

Imaging and Printing Group

	For the fiscal years ended October 31
	2009	2008	2007
	In millions
Net revenue	$24,011	$29,614	$28,609
Earnings from operations	$4,310	$4,559	$4,293
Earnings from operations as a % of net revenue	18.0%	15.4%	15.0%

        The components of the weighted net revenue change as compared to the prior-year periods by business unit were as follows for the following fiscal years ended October 31:

	2009	2008
	Percentage Points
Commercial hardware	(8.9)	0.2
Supplies	(6.6)	5.1
Consumer hardware	(3.4)	(1.8)

Total IPG	(18.9)	3.5

        IPG net revenue decreased 18.9% (16.5% when adjusted for currency) in fiscal 2009 from fiscal 2008, reflecting the impact of the global economic slowdown. Net revenue for commercial hardware declined 36% in fiscal 2009 as compared to fiscal 2008. The net revenue decline in commercial hardware was driven by a unit volume decline of 38% in fiscal 2009 from fiscal 2008, due primarily to worldwide market weaknesses impacting both our laser and our graphics businesses. Supplies net revenue declined 11% in fiscal 2009 as compared to fiscal 2008. The supplies net revenue decline in fiscal 2009 was across all platforms and was the result of reductions in channel inventory and unfavorable currency impacts, the effect of which was partially moderated by supplies pricing. Net revenue for consumer hardware declined 27% in fiscal 2009 as compared to fiscal 2008. The net revenue decline in consumer hardware was driven by a unit volume decline of 24% in fiscal 2009 from fiscal 2008, reflecting the weak demand environment and channel inventory reductions.

        IPG earnings from operations as a percentage of net revenue increased 2.6 percentage points in fiscal 2009 as compared to fiscal 2008. Operating margin improvement in fiscal 2009 was a combination of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The improvement in gross margin in fiscal 2009 resulted primarily from an increase in the supplies mix and supplies pricing, the effect of which was partially offset by hardware margin declines due to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

unfavorable currency impacts and declines in average revenue per unit. The decrease in operating expenses as a percentage of net revenue in fiscal 2009 was due primarily to effective cost controls.

        IPG net revenue increased 3.5% (decreased 0.8% when adjusted for currency) in fiscal 2008 from fiscal 2007. The growth in printer supplies net revenue in fiscal 2008 from fiscal 2007 reflected higher unit volumes of supplies as a result of the strong performance of color-related products. The slight increase in commercial hardware net revenue in fiscal 2008 from fiscal 2007 was due mainly to unit volume growth in multifunction printers, color laser printers and large format printing products and revenue from recent acquisitions, partially offset by continued competitive pricing pressures. The decrease in consumer hardware net revenue in fiscal 2008 from fiscal 2007 was due primarily to discontinued sales of cameras, competitive pricing pressures and lower unit volumes of consumer hardware as a result of slower growth in the overall consumer printer market. Both consumer and commercial hardware were impacted by the continued shift in demand to lower-priced products and a slowing economy, which caused average revenue per unit in each category to decline.

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

HP Financial Services

	For the fiscal years ended October 31
	2009	2008	2007
	In millions
Net revenue	$2,673	$2,698	$2,336
Earnings from operations	$206	$192	$155
Earnings from operations as a % of net revenue	7.7%	7.1%	6.6%

        HPFS net revenue decreased by 0.9% in fiscal 2009 from fiscal 2008. The net revenue decrease was due to unfavorable currency movements. On a constant currency basis, fiscal 2009 net revenue increased due primarily to portfolio growth, increased operating lease mix and higher buyout activities, the effect of which was partially offset by lower levels of remarketing and end-of-lease activity.

        HPFS earnings from operations as a percentage of net revenue increased by 0.6 percentage points in fiscal 2009 from fiscal 2008 due primarily to a decrease in operating expenses, the effect of which was partially offset by a decline in gross margin. The operating expense decrease was due to continued cost controls. The decline in gross margin was driven by an unfavorable currency impact, lower margins relating to end of lease activity, higher bad debt expenses, and lower remarketing and buyout margins, the effect of which was partially offset by higher portfolio margins.

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

Financing Originations

	For the fiscal years ended October 31
	2009	2008	2007
	In millions
Total financing originations	$5,210	$4,872	$4,441

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services and include intercompany activity, increased 6.9% in fiscal 2009 from fiscal 2008 and 9.7% in fiscal 2008 from fiscal 2007. The increases reflect higher financing associated with HP product sales and services offerings resulting from improved integration and engagement with HP's sales efforts offset by unfavorable currency impact.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows for the following fiscal years ended October 31:

	2009	2008
	In millions
Portfolio assets(1)	$10,017	$8,297

Allowance for doubtful accounts(2)	108	90
Operating lease equipment reserve	71	60

Total reserves	179	150

Net portfolio assets	$9,838	$8,147

Reserve coverage	1.8%	1.8%
Debt to equity ratio(3)	7.0x	6.5x

(1)
Portfolio assets include gross financing receivables of approximately $6.1 billion and $5.1 billion at October 31, 2009 and October 31, 2008 and net equipment under operating leases of $2.2 billion and $1.8 billion at October 31, 2009 and October 31, 2008, as disclosed in Note 11 to the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $700 million at October 31, 2009 and October 31, 2008, and intercompany leases of approximately $1.0 billion and $800 million at October 31, 2009 and October 31, 2008, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Net portfolio assets at October 31, 2009 increased 20.8% from October 31, 2008. The increase resulted from higher levels of financing originations in fiscal 2009 and a favorable currency impact. The overall percentage of portfolio assets reserves remained flat due to continued strong portfolio performance. HPFS funds its operations mainly through a combination of intercompany debt and equity. In addition to the balances reflected above, HP assumed net portfolio assets of $51 million through the acquisition of EDS.

  Rollforward of Reserves:

	October 31, 2008	Additions to allowance	Deductions, net of recoveries	October 31, 2009
	In millions
Allowance for doubtful accounts	$90	$63	$(45)	$108
Operating lease equipment reserve	60	19	(8)	71

Total reserve	$150	$82	$(53)	$179

Corporate Investments

	For the fiscal years ended October 31
	2009	2008	2007
	In millions
Net revenue	$768	$965	$762
(Loss) earnings from operations	$(56)	$49	$(57)
(Loss) earnings from operations as a % of net revenue	(7.3)%	5.1%	(7.5)%

        Net revenue in Corporate Investments relates primarily to network infrastructure products sold under the brand "ProCurve Networking." In fiscal 2009, revenue from network infrastructure products decreased 19.6% as compared to fiscal 2008, resulting from the slowdown in the networking market and a resulting decrease in sales of enterprise ethernet switch products. Partially offsetting the revenue decline was revenue resulting from the acquisition of Colubris Networks, Inc. ("Colubris"), which HP acquired in October 2008.

        Corporate Investments reported a loss from operations in fiscal 2009 as compared to the positive earnings from operations reported in fiscal 2008 due primarily to lower earnings from operations generated by network infrastructure products. Gross margin in Corporate Investments declined for fiscal 2009 as the result of a unit volume decline in the sale of network infrastructure products and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

competitive pricing pressure. The loss from operations in Corporate Investments was also impacted by expenses carried in the segment associated with corporate development, global alliances and HP Labs, which declined from fiscal 2008.

        In fiscal 2008, the majority of the net revenue in Corporate Investments related to network infrastructure products sold under the brand "ProCurve Networking," which grew 26.2% from fiscal 2007 as the result of continued increased sales of enterprise class gigabit and 10 gigabit Ethernet switch products. Fiscal 2008 network infrastructure revenue included a small amount of revenue from Colubris.

        Corporate Investments reported earnings from operations in fiscal 2008 as compared to losses in fiscal 2007 due primarily to increased earnings from operations generated by network infrastructure products, and operating expenses related to HP Labs was flat as compared to fiscal 2007.

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

LIQUIDITY

        We use cash generated by operations as our primary source of liquidity; we believe that internally generated cash flows are generally sufficient to support business operations, capital expenditures and the payment of stockholder dividends, in addition to a level of discretionary investments and share repurchases. We are able to supplement this near-term liquidity, if necessary, with broad access to capital markets and credit line facilities made available by various foreign and domestic financial

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

institutions. Our liquidity is subject to various risks including the market risks identified in the section entitled "Qualitative and Quantitative Disclosures about Market Risk" in Item 7A.

	For the fiscal years ended October 31
	2009	2008	2007
	In billions
Cash and cash equivalents	$13.3	$10.2	$11.3
Total debt	$15.8	$17.9	$8.2
Available borrowing resources(1)	$18.1	$11.7	$10.3

(1)
In addition to these available borrowing resources, we are able to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants under the 2009 Shelf Registration Statement.

        Our cash position remains strong, and we believe our cash balances are sufficient to cover cash outlays expected in fiscal 2010.

Cash Flows

        The following table summarizes the key cash flow metrics from our consolidated statements of cash flow:

	For the fiscal years ended October 31
	2009	2008	2007
	In millions
Net cash provided by operating activities	$13,379	$14,591	$9,615
Net cash used in investing activities	(3,580)	(13,711)	(9,123)
Net cash used in financing activities	(6,673)	(2,020)	(5,599)

Net increase (decrease) in cash and cash equivalents	$3,126	$(1,140)	$(5,107)

  Operating Activities

        Net cash provided by operating activities decreased by approximately $1.2 billion for fiscal 2009, as compared to fiscal 2008. The decrease was due primarily to increased utilization of cash resources for payment of operating liabilities such as accounts payable, other current liabilities and restructuring along with a decrease in net earnings, the impact of which was partially offset by the increased generation of cash resources through the utilization of operating assets such as inventory and other current assets along with increased amortization expense. Net cash provided by operating activities increased by approximately $5.0 billion for fiscal 2008, as compared to fiscal 2007. The increase was due primarily to higher net earnings in fiscal 2008, a decrease in accounts and financing receivables, and increased accounts payable.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Our key working capital metrics are as follows:

	October 31
	2009	2008	2007
Days of sales outstanding in accounts receivable	48	45	43
Days of supply in inventory	23	27	34
Days of purchases outstanding in accounts payable(1).	(57)	(52)	(53)

Cash conversion cycle	14	20	24

(1)
Beginning in the second quarter of fiscal 2009, we reclassified certain activity within Other accrued liabilities to Accounts payable as this better represents the nature of the activity. All prior periods have been revised to conform to the current presentation.

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $13.4 billion as of October 31, 2007.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance was $8.0 billion as of October 31, 2007.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $12.4 billion as of October 31, 2007.

        Our working capital requirements depend upon our effective management of the cash conversion cycle, which represents effectively the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

        The cash conversion cycle for fiscal 2009 decreased by 6 days as compared to fiscal 2008. The increase in DSO was due primarily to our improving penetration into the enterprise market which tends to have a higher DSO profile, optimizing terms to drive shareholder value as well as more sales in the month of October. The decrease in DOS was due to lower inventory levels driven primarily by improved inventory management. The increase in DPO was due primarily to a change in purchasing linearity in the fourth quarter.

        The cash conversion cycle for the fiscal 2008 decreased by 4 days as compared to fiscal 2007. The increase in DSO was due primarily to a higher accounts receivable balance during the fourth quarter of fiscal 2008 compared to the same period in fiscal 2007 and the effect of the EDS acquisition. The decrease in DOS was due primarily to more efficient inventory management, higher cost of goods sold during the fourth quarter of 2008 as a result of increased revenues and the effect of the EDS acquisition. The slight decrease in DPO was due to the effect of the EDS acquisition.

Investing Activities

        Net cash used in investing activities decreased by approximately $10.1 billion for fiscal 2009 as compared to fiscal 2008 due primarily to higher cash payments made in connection with fiscal 2008

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

acquisitions and increased by approximately $4.6 billion for fiscal 2008, as compared to fiscal 2007 due to fiscal 2008 acquisition activity.

Financing Activities

        Net cash used in financing activities increased by approximately $4.7 billion for fiscal 2009, as compared to fiscal 2008. The increase was due primarily to higher net repayments of commercial paper and debt, the impact of which was partially offset by decreased repurchases of our common stock. Net cash used in financing activities decreased by approximately $3.6 billion for fiscal 2008, as compared to fiscal 2007. The decrease was due primarily to higher net issuance of commercial paper and debt.

        For more information on our share repurchase programs, see Item 5 and Note 15 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

CAPITAL RESOURCES

Debt Levels

	For the fiscal years ended October 31
	2009	2008	2007
	In millions, except interest rates and ratios
Short-term debt	$1,850	$10,176	$3,186
Long-term debt	$13,980	$7,676	$4,997
Debt-equity ratio	0.39x	0.46x	0.21x
Weighted-average interest rate	2.7%	3.6%	5.3%

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital, and targeted capital structure.

        In fiscal 2009 short-term debt decreased by $8.3 billion and long-term debt increased by $6.3 billion as compared to fiscal 2008. This was primarily due to the replacement of short-term debt with long-term debt as capital market conditions improved from last year, which was partially offset by a reclassification of $1 billion from long-term to short-term. Short-term debt and long-term debt increased by $7.0 billion and $2.7 billion respectively, for fiscal 2008 as compared to fiscal 2007. The net increase in total debt is due mainly to commercial paper issued in conjunction with the EDS acquisition.

        Our debt-equity ratio is calculated as the carrying value of debt divided by the carrying value of equity. Our debt-equity ratio decreased by 0.07x in fiscal 2009, due primarily to the net repayment of $2.0 billion debt. It increased by 0.25x in fiscal 2008 due primarily to funding the EDS acquisition by debt.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the year; it factors in the impact of swapping some of our global notes with fixed interest rates for global notes with floating interest rates. For more information on our interest rate swaps, see Note 10 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The slightly lower weighted average interest rates over the past three years is a result of the combination of lower market interest rates and swapping some of our fixed interest obligations

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

associated with some of our fixed global notes for variable rate obligations through interest rate swaps in a declining rates environment.

        For more information on our borrowings, see Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Available Borrowing Resources

        At October 31, 2009, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At October 31, 2009
In millions
2009 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(2)	16,200
Uncommitted lines of credit(3)	1,600
Revolving trade receivables-based facilities(4)	269

(1)
In May 2009, we filed a shelf registration statement (the "2009 Shelf Registration Statement") with the SEC to enable us to offer for sale, from time to time and as the capital markets permit, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants.

(2)
Our commercial paper programs are supported by various credit facilities, including a $3.5 billion credit facility expiring in February 2010 and a $2.9 billion credit facility expiring in May 2012. Our ability to have a U.S. commercial paper outstanding balance that exceeds the $6.4 billion supported by our credit facilities is subject to a number of factors, including liquidity conditions and business performance. HP also has registered for the Commercial Paper Funding Facility ("CPFF") provided by the Federal Reserve Bank of New York, which would enable HP to issue three-month unsecured commercial paper through a special purpose vehicle of the Federal Reserve. The maximum amount of commercial paper that HP may issue at any time through this program is $10.4 billion less the total principal amount of all other outstanding commercial paper that HP has issued. The CPFF program is currently scheduled to expire on February 1, 2010. As of October 31, 2009, HP had not issued any commercial paper under the CPFF program. See Note 13 to the Consolidated Financial Statements, which is incorporated herein by reference, for additional information about these credit facilities and the CPFF program.

(3)
HP maintains uncommitted lines of credit from a number of financial institutions that are available through various foreign subsidiaries.

(4)
We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was $568 million as of October 31, 2009.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Credit Ratings

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. The ratings for the fiscal year ended October 31, 2009 were:

For the fiscal year ended October 31, 2009
	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-1	Prime-1	F1
Long-term debt ratings	A	A2	A+

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

CONTRACTUAL AND OTHER OBLIGATIONS

        The impact that we expect our contractual and other obligations as of October 31, 2009 to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on long-term debt(1)	$14,203	$1,027	$5,403	$6,119	$1,654
Interest payments on long-term debt(2)	1,772	386	661	328	397
Operating lease obligations	3,412	949	1,244	597	622
Purchase obligations(3)	2,033	1,775	224	31	3
Capital lease obligations	568	134	142	62	230

Total	$21,988	$4,271	$7,674	$7,137	$2,906

(1)
Amounts represent the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts and premiums.

(2)
Amounts represent the expected interest cash payments relating to our long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of modifying the fixed interest obligations associated with some of our fixed global notes for variable rate obligations. The impact of these interest rate swaps was factored into the calculation of the future interest payments on long-term debt.

(3)
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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        In addition to the above, at October 31, 2009, we had approximately $1.3 billion of recorded liabilities and related interest and penalties pertaining to uncertainty in income tax positions, which will be partially offset by $58 million of deferred tax assets and interest receivable. These liabilities and related interest and penalties include $19 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. See Note 14 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional information on taxes.

Funding Commitments

        In fiscal 2010, we expect to contribute approximately $820 million to our pension and post-retirement plan funding. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Funding for the years following 2010 would be based on the then current market conditions, actuarial estimates and plan funding status. See Note 16 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional information on pension activity.

        As a result of our approved restructuring plans, we expect future cash expenditures of approximately $1.9 billion. We expect to make cash payments of approximately $1.1 billion in fiscal 2010 and the majority of the remaining amount through 2012. See Note 8 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional information on restructuring activities.

Guarantees and Indemnifications

        See Note 12 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional information on liabilities that may arise from guarantees and indemnifications.

Litigation and Contingencies

        See Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional information on liabilities that may arise from litigation and contingencies.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2009, we are not involved in any material unconsolidated SPEs.

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

Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in approximately 40 currencies worldwide, of which the most significant to our operations for fiscal 2009 were the euro, the Japanese yen and the British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone. We use a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue and, to a lesser extent, cost of sales and inter-company lease loan denominated in currencies other than the U.S. dollar. In addition, when debt is denominated in a foreign currency, we may use swaps to exchange the foreign currency principal and interest obligations for U.S. dollar-denominated amounts to manage the exposure to changes in foreign currency exchange rates. We also use other derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency balance sheet exposures. For these types of derivatives and hedges we recognize the gains and losses on these foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures, primarily if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or the currency is difficult or too expensive to hedge.

        We have performed sensitivity analyses as of October 31, 2009 and 2008, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect at October 31, 2009 and 2008. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $106 million and $141 million at October 31, 2009 and October 31, 2008, respectively.

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

        We have performed sensitivity analyses as of October 31, 2009 and 2008, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investment instruments, financing receivables and interest rate swaps. The analyses use actual maturities for the debt, investments and interest rate swaps and approximate maturities for financing receivables. The discount rates we used were based on the market interest rates in effect at October 31, 2009 and 2008. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, investment instruments and financing receivables, net of interest rate swap positions, of $33 million at October 31, 2009 and $9 million at October 31, 2008.

Equity price risk

        We are also exposed to equity price risk inherent in our portfolio of publicly-traded equity securities, which had an estimated fair value of $5 million at October 31, 2009 and $5 million at October 31, 2008. We monitor our equity investments for impairment on a periodic basis. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. However, we may use derivative transactions to hedge certain positions from time to time. We do not purchase our equity securities with the intent to use them for speculative purposes. A hypothetical 30% adverse change in the stock prices of our publicly-traded equity securities would result in a loss in the fair values of our marketable equity securities of $1 million at October 31, 2009 and $2 million at October 31, 2008. The aggregate cost of privately-held companies, marketable trading securities and other investments was $142 million at October 31, 2009 and $425 million at October 31, 2008.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hewlett-Packard Company

        We have audited the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett-Packard Company and subsidiaries at October 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in fiscal year 2009, Hewlett-Packard Company changed its method of accounting for revenue recognition with the adoption of amendments to the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") resulting from Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, and Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, both adopted effective November 1, 2008 and its method of accounting for the measurement date provisions for its defined benefit postretirement plans in accordance with the guidance provided in FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R) (codified primarily in FASB ASC Topic 715, Compensation—Retirement Benefits). In fiscal year 2008, Hewlett-Packard Company changed its method of accounting for income taxes in accordance with the guidance provided in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (codified primarily in FASB ASC Topic 740, Income Taxes). In fiscal year 2007, Hewlett-Packard Company changed its method of accounting for defined benefit postretirement plans in accordance with the guidance provided in FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R) (codified primarily in FASB ASC Topic 715, Compensation—Retirement Benefits).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hewlett-Packard Company's internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 17, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
December 17, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hewlett-Packard Company

        We have audited Hewlett-Packard Company's internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hewlett-Packard Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Hewlett-Packard Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2009, and our report dated December 17, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
December 17, 2009

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

        HP's management assessed the effectiveness of HP's internal control over financial reporting as of October 31, 2009, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by HP's management, we determined that HP's internal control over financial reporting was effective as of October 31, 2009. The effectiveness of HP's internal control over financial reporting as of October 31, 2009 has been audited by Ernst & Young LLP, HP's independent registered public accounting firm, as stated in their report which appears on page 78 of this Annual Report on Form 10-K.

/s/ MARK V. HURD Mark V. Hurd Chairman, Chief Executive Officer and President December 17, 2009	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer December 17, 2009

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2009	2008	2007
	In millions, except per share amounts
Net revenue:
Products	$74,051	$91,697	$84,229
Services	40,124	26,297	19,699
Financing income	377	370	358

Total net revenue	114,552	118,364	104,286

Costs and expenses:
Cost of products	56,503	69,342	63,435
Cost of services	30,695	20,028	14,959
Financing interest	326	329	289
Research and development	2,819	3,543	3,611
Selling, general and administrative	11,613	13,326	12,430
Amortization of purchased intangible assets	1,571	967	783
In-process research and development charges	7	45	190
Restructuring charges	640	270	387
Acquisition-related charges	242	41	—
Pension curtailments and pension settlements, net	—	—	(517)

Total operating expenses	104,416	107,891	95,567

Earnings from operations	10,136	10,473	8,719

Interest and other, net	(721)	—	458

Earnings before taxes	9,415	10,473	9,177
Provision for taxes	1,755	2,144	1,913

Net earnings	$7,660	$8,329	$7,264

Net earnings per share:
Basic	$3.21	$3.35	$2.76

Diluted	$3.14	$3.25	$2.68

Weighted-average shares used to compute net earnings per share:
Basic	2,388	2,483	2,630

Diluted	2,437	2,567	2,716

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31
	2009	2008
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$13,279	$10,153
Short-term investments	55	93
Accounts receivable	16,537	16,928
Financing receivables	2,675	2,314
Inventory	6,128	7,879
Other current assets	13,865	14,361

Total current assets	52,539	51,728

Property, plant and equipment	11,262	10,838
Long-term financing receivables and other assets	11,289	10,468
Goodwill	33,109	32,335
Purchased intangible assets	6,600	7,962

Total assets	$114,799	$113,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$1,850	$10,176
Accounts payable	14,809	14,917
Employee compensation and benefits	4,071	4,159
Taxes on earnings	910	869
Deferred revenue	6,182	6,287
Accrued restructuring	1,109	1,099
Other accrued liabilities	14,072	15,432

Total current liabilities	43,003	52,939

Long-term debt	13,980	7,676
Other liabilities	17,299	13,774
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,365 and 2,415 shares issued and outstanding, respectively)	24	24
Additional paid-in capital	13,804	14,012
Retained earnings	29,936	24,971
Accumulated other comprehensive loss	(3,247)	(65)

Total stockholders' equity	40,517	38,942

Total liabilities and stockholders' equity	$114,799	$113,331

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2009	2008	2007
	In millions
Cash flows from operating activities:
Net earnings	$7,660	$8,329	$7,264
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,773	3,356	2,705
Stock-based compensation expense	635	606	629
Provision for doubtful accounts — accounts and financing receivables	345	275	47
Provision for inventory	221	214	362
Restructuring charges	640	270	387
Pension curtailments and pension settlements, net	—	—	(517)
In-process research and development charges	7	45	190
Deferred taxes on earnings	379	773	(74)
Excess tax benefit from stock-based compensation	(162)	(293)	(481)
Other, net	(54)	(61)	(138)
Changes in assets and liabilities:
Accounts and financing receivables	(549)	(264)	(2,808)
Inventory	1,532	89	(633)
Accounts payable	(153)	1,749	(346)
Taxes on earnings	733	235	1,031
Restructuring	(1,237)	(165)	(606)
Other assets and liabilities	(1,391)	(567)	2,603

Net cash provided by operating activities	13,379	14,591	9,615

Cash flows from investing activities:
Investment in property, plant and equipment	(3,695)	(2,990)	(3,040)
Proceeds from sale of property, plant and equipment	495	425	568
Purchases of available-for-sale securities and other investments	(160)	(178)	(283)
Maturities and sales of available-for-sale securities and other investments	171	280	425
Payments made in connection with business acquisitions, net	(391)	(11,248)	(6,793)

Net cash used in investing activities	(3,580)	(13,711)	(9,123)

Cash flows from financing activities:
(Repayment) issuance of commercial paper and notes payable, net	(6,856)	5,015	1,863
Issuance of debt	6,800	3,121	4,106
Payment of debt	(2,710)	(1,843)	(3,419)
Issuance of common stock under employee stock plans	1,837	1,810	3,103
Repurchase of common stock	(5,140)	(9,620)	(10,887)
Excess tax benefit from stock-based compensation	162	293	481
Dividends	(766)	(796)	(846)

Net cash used in financing activities	(6,673)	(2,020)	(5,599)

Increase (decrease) in cash and cash equivalents	3,126	(1,140)	(5,107)
Cash and cash equivalents at beginning of period	10,153	11,293	16,400

Cash and cash equivalents at end of period	$13,279	$10,153	$11,293

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
						Accumulated Other Comprehensive (Loss) income
	Number of Shares	Par Value	Additional Paid-in Capital	Prepaid stock repurchase	Retained Earnings		Total
	In millions, except number of shares in thousands
Balance October 31, 2006	2,732,034	$27	$17,966	$(596)	$20,729	$18	$38,144
Net earnings					7,264		7,264
Net unrealized loss on available-for-sale securities						(12)	(12)
Net unrealized loss on cash flow hedges						(18)	(18)
Minimum pension liability						(3)	(3)
Cumulative translation adjustment						106	106

Comprehensive income							7,337

Issuance of common stock in connection with employee stock plans and other	116,661	1	3,134				3,135
Repurchases of common stock	(268,981)	(2)	(5,878)	596	(5,587)		(10,871)
Net excess tax benefits from employee stock plans			530				530
Dividends					(846)		(846)
Stock-based compensation expense			629				629
Cumulative effect of change in accounting principle						468	468

Balance October 31, 2007	2,579,714	$26	$16,381	$—	$21,560	$559	$38,526
Net earnings					8,329		8,329
Net unrealized loss on available-for-sale securities						(16)	(16)
Net unrealized gain on cash flow hedges.						866	866
Unrealized components of defined benefit pension plans						(538)	(538)
Cumulative translation adjustment						(936)	(936)

Comprehensive income							7,705

Issuance of common stock in connection with employee stock plans and other	65,235		2,034				2,034
Repurchases of common stock	(229,646)	(2)	(5,325)		(4,809)		(10,136)
Net excess tax benefits from employee stock plans			316				316
Dividends					(796)		(796)
Stock-based compensation expense			606				606
Cumulative effect of change in accounting principle					687		687

Balance October 31, 2008	2,415,303	$24	$14,012	$—	$24,971	$(65)	$38,942
Net earnings					7,660		7,660
Net unrealized gain on available-for-sale securities						16	16
Net unrealized loss on cash flow hedges.						(971)	(971)
Unrealized components of defined benefit pension plans						(2,531)	(2,531)
Cumulative translation adjustment						304	304

Comprehensive income							4,478

Issuance of common stock in connection with employee stock plans and other	69,157	1	1,783				1,784
Repurchases of common stock	(119,651)	(1)	(2,789)		(1,922)		(4,712)
Net excess tax benefits from employee stock plans			163				163
Dividends					(766)		(766)
Stock-based compensation expense			635				635
Cumulative effect of change in accounting principle					(7)		(7)

	2,364,809	$24	$13,804	$—	$29,936	$(3,247)	$40,517

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

  Business Combinations

        HP has recorded all acquisitions using the purchase method of accounting and, accordingly, has included the results of operations of acquired businesses in HP's consolidated results from the date of each acquisition. HP allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development ("IPR&D") charges, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to assets acquired is based on valuations using management's estimates and assumptions.

        HP will adopt new accounting standards issued by the Financial Accounting Standards Board ("FASB") for business combinations in the first quarter of fiscal 2010. Changes to the purchase method of accounting for business combinations are discussed further in Accounting Pronouncements in this Note.

  Reclassifications and Segment Reorganization

        Certain reclassifications have been made to prior-year amounts in order to conform to current year presentation.

        HP has made certain organizational realignments in order to optimize its operating structure. Reclassifications of prior year financial information have been made to conform to the current year presentation. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. See Note 19 for a further discussion of HP's segment reorganization, which is incorporated herein by reference.

        HP has made certain reclassifications of its Consolidated Statements of Earnings for the fiscal years ended October 31, 2008 and October 31, 2007 to provide improved visibility and comparability with the current year presentation. This change does not affect previously reported results of operations for any period presented. Certain pursuit-related costs previously reported as cost of services have been realigned retroactively to selling, general and administrative expenses due to organizational realignments.

        HP has revised the presentation of its Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2008 and October 31, 2007 to reflect revisions to the current and deferred tax provisions in those years related to the presentation of tax benefits of stock option plans, as described in Note 14. The revisions result in an increase in the change in taxes on earnings and a decrease in the adjustment to deferred taxes on earnings within cash flows from operating activities on the Consolidated Statements of Cash Flows. These revisions do not affect previously reported results of operations, financial position or net cash provided by operating activities for any period presented.

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

        HP recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured. Additionally, HP recognizes hardware revenue on sales to channel partners, including resellers, distributors or value-added solution providers at the time of sale and when the channel partners have economic substance apart from HP and HP has completed its obligations related to the sale.

        In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13"). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Concurrently to issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU 2009-14"). ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product's functionality.

        HP early adopted these standards as of the beginning of fiscal 2009 for new and materially modified deals originating after November 1, 2008; therefore, the previously reported quarterly results have been restated to reflect the impact of adoption. As a result of the adoption, fiscal 2009 net revenues and net earnings were higher by $255 million and $55 million, respectively. The impact was due to the recognition of revenue previously deferred for certain deliverables bundled in multiple element arrangements where the arrangements also included services for which HP was unable to demonstrate fair value pursuant to the previous standards. The new standards allow for deliverables for which revenue was previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement. HP is not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new or materially modified deals in any given period.

        For fiscal 2009 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, HP allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE") if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue, as amended.

        HP limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

        HP evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refund or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in HP's control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition is determined for the combined unit as a single unit. Allocation of the consideration is determined at arrangement inception on the basis of each unit's relative selling price.

        HP establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The best estimate of selling price is established considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product lifecycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology lifecycles.

        For fiscal 2008 and fiscal 2007, pursuant to the previous guidance of revenue arrangements with multiple deliverables, for a sales arrangement with multiple elements, HP allocated revenue to each element based on its relative fair value, or for software, based on VSOE of fair value. In the absence of fair value for a delivered element, HP first allocated revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element could not be determined, HP deferred revenue for the delivered elements until the undelivered elements were delivered or the fair value was determinable for the remaining undelivered elements. If the revenue for a delivered item was not recognized because it was not separable from the undelivered item, then HP also deferred the cost of the delivered item. HP limited the amount of revenue recognition for delivered elements to the amount that was not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges. For the purposes of income statement classification of products and services revenue, when HP could not determine fair value for all of the elements in an arrangement and the transaction was accounted for as a single unit of accounting, HP allocated revenue to products and services based on a rational and consistent methodology. This methodology utilized external and internal pricing inputs to derive HP's best estimate of fair value for the elements in the arrangement.

        In instances when revenue is derived from sales of third-party vendor services, revenue is recorded at gross when HP is a principal to the transaction and net of costs when HP is acting as an agent

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

between the customer and the vendor. Several factors are considered to determine whether HP is an agent or principal, most notably whether HP is the primary obligator to the customer, has established its own pricing, and has inventory and credit risks.

        HP reports revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

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

  Software

        In accordance with the specific guidance for recognizing software revenue, where applicable, HP recognizes revenue from perpetual software licenses at the inception of the license term assuming all revenue recognition criteria have been met. Term-based software license revenue is recognized on a subscription basis over the term of the license entitlement. HP uses the residual method to allocate revenue to software licenses at the inception of the license term when VSOE of fair value for all undelivered elements exists, such as post-contract support, and all other revenue recognition criteria have been satisfied. Revenue generated from maintenance and unspecified upgrades or updates on a when-and-if-available basis is recognized over the period such items are delivered.

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

  Advertising

        HP expenses advertising costs as incurred or when the advertising is first run. Such costs totaled approximately $0.7 billion in fiscal 2009, $1.0 billion in fiscal 2008 and $1.1 billion in fiscal 2007.

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

  Cash and Cash Equivalents

        HP classifies investments as cash equivalents if the original maturity of an investment is three months or less. Cash and cash equivalents consist primarily of highly liquid investments in time deposits

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

held in major banks and commercial paper. As of October 31, 2009 and 2008, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity. Interest income was approximately $119 million in fiscal 2009, $401 million in fiscal 2008 and $598 million in fiscal 2007.

  Allowance for Doubtful Accounts

        HP establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectability. HP maintains bad debt reserves based on a variety of factors, including the length of time receivables are past due, trends in overall weighted-average risk rating of the total portfolio, macroeconomic conditions, significant one-time events, historical experience and the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors and the financial condition of customers. HP records a specific reserve for individual accounts when HP becomes aware of specific customer circumstances such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, HP would further adjust estimates of the recoverability of receivables.

  Inventory

        HP values inventory at the lower of cost or market, with cost computed on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.

  Property, Plant and Equipment

        HP states property, plant and equipment at cost less accumulated depreciation. HP capitalizes additions and improvements and expenses maintenance and repairs as incurred. Depreciation is computed using straight-line or accelerated methods over the estimated useful lives of the assets. Estimated useful lives are 5 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. HP depreciates leasehold improvements over the life of the lease or the asset, whichever is shorter. HP depreciates equipment held for lease over the initial term of the lease to the equipment's estimated residual value. The estimated useful lives of assets used solely to support a customer services contract generally do not exceed the term of the customer contract.

        HP capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software. HP amortizes capitalized internal use software costs using the straight-line method over the estimated useful lives of the software, generally from three to five years.

  Goodwill and Purchased Intangible Assets

        Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. HP reviews goodwill and purchased intangible assets with indefinite lives for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For goodwill, HP performs a two-step impairment test. In the first step, HP compares the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 19. HP determines the fair value of its reporting units based on a weighting of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

income and market approaches. Under the income approach, HP calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, HP estimates the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then HP must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, HP records an impairment loss equal to the difference.

        The fair value of the indefinite-lived purchased intangible assets is estimated and compared to the carrying value. HP estimates the fair value of these intangible assets using an income approach. HP recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

        HP amortizes purchased intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from one to ten years.

  Long-Lived Asset Impairment

        HP evaluates property, plant and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. HP assesses the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When HP identifies an impairment, HP reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

  Software Development Costs

        Costs incurred to acquire or develop software for resale may be capitalized subsequent to the software product establishing technological feasibility. Capitalized software development costs are amortized using the greater of the straight-line amortization method or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The estimated useful lives for capitalized software for resale are generally three years or less. Software development costs incurred subsequent to a product establishing technological feasibility are usually not significant. In those instances, such costs are expensed as incurred.

  Fair Value of Financial Instruments

        HP measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Financial instruments are primarily comprised of time deposits, money market funds, commercial paper, corporate and other debt securities, equity securities and other investments in common stock and common stock equivalents and derivatives. See Note 9 for a further discussion on fair value of financial instruments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

  Derivative Financial Instruments

        HP uses derivative financial instruments, primarily forwards, swaps, and options, to hedge certain foreign currency and interest rate exposures. HP also may use other derivative instruments not designated as hedges such as forwards used to hedge foreign currency balance sheet exposures. HP does not use derivative financial instruments for speculative purposes. See Note 10 for a full description of HP's derivative financial instrument activities and related accounting policies, which is incorporated herein by reference.

Investments

        HP's investments consist principally of time deposits, money market funds, commercial paper, corporate debt, other debt securities, and equity securities of publicly-traded and privately-held companies.

        HP classifies its investments in debt securities and its equity investments in public companies as available-for-sale securities and carries them at fair value. HP determines fair values for investments in public companies using quoted market prices and records a charge to Interest and other, net when the change in fair values is determined to be an other-than-temporary change. HP carries equity investments in privately-held companies at cost or at fair value when HP recognizes an other-than-temporary impairment charge.

        HP monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment in debt securities exceeds its fair value and the decline in value is determined to be an other-than-temporary decline and 1) HP does not intend to sell the debt security, and 2) when it is not more likely than not that HP will be required to sell the debt security prior to recovery of its amortized cost basis, HP records an impairment charge to Interest and other, net in the amount of the credit loss and the balance, if any, to other comprehensive income.

        HP determined the declines in value of certain investments to be other-than-temporary declines. Accordingly, HP recorded impairments of approximately $24 million in fiscal 2009, $27 million in fiscal 2008 and $28 million in fiscal 2007. HP includes these impairments in Interest and other, net in the Consolidated Statements of Earnings. Depending on market and other conditions, HP may record additional impairments on its investment portfolio in the future.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

        HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors and resellers deteriorate substantially, HP's operating results could be adversely affected. The ten largest distributor and reseller receivable balances collectively, which were concentrated primarily in North America and Europe, represented approximately 22% of gross accounts receivable at October 31, 2009 and 18% at October 31, 2008. No single customer accounts for more than 10% of accounts receivable. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances. To ensure a receivable balance is not overstated due to uncollectibility, an allowance for doubtful accounts is maintained as required under U.S. GAAP. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. The need to write off a receivable balance depends on the age, size and a determination of collectability of the receivable. HP generally has experienced longer accounts receivable collection cycles in its emerging markets, in particular Asia Pacific and Latin America, compared to its United States and European markets. In the event that accounts receivable collection cycles in emerging markets significantly deteriorate or one or more of HP's larger resellers or enterprise customers fail, HP's operating results could be adversely affected.

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

  Stock-Based Compensation

        Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. HP recognizes these compensation costs net of an estimated forfeiture rate, and recognizes compensation cost only for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. HP estimated the forfeiture rate based on its historical experience for fiscal grant years where the majority of the vesting terms have been satisfied.

  Foreign Currency Transactions

        HP uses the U.S. dollar predominately as its functional currency. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of sales and expenses are remeasured at average exchange rates in effect during each new reporting period, and net revenue, cost of sales and expenses related to the previously reported periods are remeasured at historical exchange rates. HP includes gains or losses from foreign currency remeasurement in net earnings. Certain foreign subsidiaries designate the local currency as their

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

functional currency, and HP records the translation of their assets and liabilities into U.S. dollars at the balance sheet dates as translation adjustments and includes them as a component of accumulated other comprehensive loss.

  Retirement and Post-Retirement Plans

        HP has various defined benefit, other contributory and noncontributory retirement and post-retirement plans. In addition, HP has assumed additional retirement and post-retirement plans in connection with its acquisition of Electronic Data Systems Corporation ("EDS") in August 2008. HP generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the remaining estimated service life of participants. The measurement date for all HP plans is October 31 for fiscal 2009 and September 30 for fiscal 2008 except that the measurement date for EDS plans is October 31 for fiscal 2008. See Note 16 for a full description of these plans and the accounting and funding policies, which is incorporated herein by reference.

  Loss Contingencies

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

        HP evaluated all subsequent events that occurred after the balance sheet date and through the date and time its financial statements were issued on December 17, 2009.

  Accounting Pronouncements

        In September 2006, the FASB issued a new accounting standard related to fair value measurements. The new standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued a new provision which delayed the effective date of the fair value measurements and disclosures for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value" in relation to the fair value measurement of liabilities. HP adopted the applicable portions of the provisions of the new standards in the first and fourth quarters of fiscal 2009, and will adopt the provision related to the nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010. Although HP will continue to evaluate the application of the provision for the nonfinancial assets and nonfinancial liabilities, HP does not expect the adoption to have a material impact on its consolidated financial statements. See Note 9 for additional information pertaining to fair value measurements.

        In December 2007, the FASB issued a new accounting standard related to business combinations. The new standard expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The new standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued a new standard which clarified the accounting for pre-acquisition contingencies. HP will adopt these new business combination standards in the first quarter of fiscal 2010. The impact of adoption will be largely dependent on the size and nature of the business combinations completed after the adoption of this statement.

        In December 2007, the FASB issued a new accounting standard related to noncontrolling interests. The new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. HP will adopt this new accounting standard in the first quarter of fiscal 2010. HP does not expect the adoption of this standard will have a material effect on its consolidated financial statements.

        In May 2008, the FASB issued a new accounting standard related to convertible debt instruments. The new standard requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. HP will adopt this new accounting standard on a retrospective basis in the first quarter of fiscal 2010. HP does not expect the adoption of this standard will have a material effect on its consolidated financial statements.

        In June 2008, the FASB issued a new accounting standard that clarifies whether instruments granted in share-based payment transactions should be included in computing earnings per share. Under the new standard, HP will be required to include restricted stock that contains non-forfeitable rights to dividends in its calculation of basic earnings per share ("EPS"), and will need to calculate basic EPS using the "two-class method." The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. HP will adopt this new accounting standard on a retrospective basis in the first quarter of fiscal 2010. HP does not expect the adoption of this standard will have a material effect on its calculation of basic EPS.

        In November 2008, the FASB issued a new accounting standard related to defensive intangible assets. Defensive intangible assets are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. Under the new standard, defensive intangible assets must be initially recognized at fair value and amortized over the benefit period. HP will adopt this new accounting standard in the first quarter of fiscal 2010. The impact of adoption will be largely dependent on the size and nature of business combinations completed after the date of adoption.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

        In December 2008, the FASB issued a new accounting standard that requires additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. HP will adopt this new accounting standard in the first quarter of fiscal 2010. HP will present the required disclosures in the prescribed format on a prospective basis upon adoption. This new standard will only affect the notes to HP's consolidated financial statements.

        In June 2009, the FASB issued a new accounting standard related to transfers of financial assets. It amends previous guidance to remove the concept of a qualifying special-purpose entity and its exemption from consolidation in the transferor's financial statements. This new standard also establishes conditions for reporting a transfer of a portion of a financial asset as a sale, modifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets are initially measured, removes the guaranteed mortgage securitization recharacterization provisions, and requires additional disclosures. HP will adopt this new accounting standard in the first quarter of fiscal 2011. HP does not expect the adoption of this standard will have a material effect on its consolidated financial statements.

        In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities. It eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This new standard also requires additional disclosures about an enterprise's involvement in variable interest entities. HP will adopt this new accounting standard in the first quarter of fiscal 2011. HP is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

        During the fourth quarter of fiscal 2009, HP adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which only affected the specific references to GAAP literature in the notes to HP's consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-13. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Concurrently to issuing ASU 2009-13, the FASB also issued ASU 2009-14. ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software is essential to the tangible product's functionality.

        A further discussion of the financial impact of ASU 2009-13 and ASU 2009-14 appears under "Revenue Recognition" above.

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include incentive compensation plans and an employee stock purchase plan ("ESPP").

Stock-based Compensation Expense and the Related Income Tax Benefits

        Total stock-based compensation expense before income taxes for fiscal 2009, 2008 and 2007 was $635 million, $606 million and $629 million, respectively. The resulting income tax benefit for fiscal 2009, 2008 and 2007 was $199 million, $178 million and $182 million, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        Cash received from option exercises and purchases under the ESPP in fiscal 2009 was $1.8 billion. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards in fiscal 2009 totaled $252 million. Cash received from option exercises and purchases under the ESPP in fiscal 2008 was $1.8 billion. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards in fiscal 2008 totaled $412 million.

Incentive Compensation Plans

        HP's incentive compensation plans include principal option plans adopted in 2004, 2000, 1995 and 1990 ("principal option plans"), as well as various stock option plans assumed through acquisitions under which stock-based awards are outstanding. Stock-based awards granted from the principal option plans include performance-based restricted units ("PRUs"), stock options and restricted stock awards. Employees meeting certain employment qualifications were eligible to receive stock-based awards in fiscal 2009. There were approximately 91,000 employees holding stock-based awards under one or more of the option plans as of October 31, 2009.

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

        Cash flow performance goals are established at the beginning of each year. At the end of each year, a portion of the target number of shares may be credited in the award recipient's name depending on the achievement of the cash flow performance goal for that year. The number of shares credited varies between 0% if performance is below the minimum level and 150% if performance is at or above the maximum level. For performance between the minimum level and the maximum level, a proportionate percentage between 30% and 150% is applied based on relative performance between the minimum and the maximum levels.

        Following the expiration of the three-year performance period, the number of shares credited to the award recipient during the performance period is adjusted by a TSR modifier. The TSR modifier, which is determined at the beginning of each performance period, varies between 0%, if the minimum level is not met, resulting in no payout under the PRU award, and 133%, if performance is at or above the maximum level. For performance between the minimum level and the maximum level, a proportionate TSR modifier between 66% and 133% is applied based on relative performance between the minimum and the maximum levels. The number of shares, if any, received by the PRU award recipient equals the number of shares credited to the award recipient during the performance period multiplied by the TSR modifier.

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

        Stock options granted under the principal option plans are generally non-qualified stock options, but the principal option plans permit some options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. Stock options generally vest over four years from the date of grant. The exercise price of a stock option is equal to the fair market value of HP's common stock on the option grant date (as determined by the reported sale prices of HP's common stock when the market closes on that date). The contractual term of options granted since fiscal 2003 was generally eight years, while the contractual term of options granted prior to fiscal 2003 was generally ten years. Under the principal option plans, HP may choose, in certain cases, to establish a discounted exercise price at no less than 75% of fair market value on the grant date. HP has not granted any discounted options since fiscal 2003.

        Under the principal option plans, HP granted certain employees cash-settled awards, restricted stock awards, or both. Restricted stock awards are non-vested stock awards that may include grants of restricted stock or grants of restricted stock units. Cash-settled awards and restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest one to three years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. HP expenses the fair market value of restricted stock awards, as determined on the date of grant, ratably over the period during which the restrictions lapse.

  Performance-based Restricted Units

        HP estimated the fair value of a target PRU share using the Monte Carlo simulation model, as the TSR modifier contains a market condition. The following weighted-average assumptions were used to determine the weighted-average fair values of the PRU awards for fiscal years ended October 31:

	2009	2008
Weighted-average fair value of grants per share	$40.56 (1)	$40.21 (2)
Expected volatility(3)	35%	26%
Risk-free interest rate	1.34%	3.13%
Dividend yield	0.88%	0.70%
Expected life in months	30	33

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

(2)
Reflects the weighted-average fair value for the first year of the three-year performance period applicable to PRUs granted in fiscal 2008.

(3)
HP uses historic volatility for PRU awards as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

        Outstanding PRUs as of October 31, 2009 and 2008 and changes during fiscal 2009 and 2008 were as follows:

	2009	2008
	Shares in thousands
Outstanding at beginning of year	10,965	—
Granted	13,966	8,783
Vested	—	—
Change in units due to performance and market conditions	1,193	2,492
Forfeited	(1,401)	(310)

Outstanding at end of year	24,723	10,965

PRUs assigned a fair value at end of year	13,426	5,292

        At October 31, 2009, there was $193 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average vesting period of 1.5 years. At October 31, 2008, there was $108 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expected to recognize over the remaining weighted-average vesting period of 2.0 years.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        The weighted-average fair value of stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Options(1)
	2009	2008	2007
Weighted-average fair value of grants per share	$13.04	$15.26	$13.01
Implied volatility	43%	34%	28%
Risk-free interest rate	2.07%	3.09%	4.68%
Dividend yield	0.92%	0.69%	0.75%
Expected life in months	61	60	59

(1)
The fair value calculation was based on stock options granted during the period.

        Option activity as of October 31 during each fiscal year was as follows:

	2009				2008
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	307,728	$34			367,339	$33
Granted and assumed through acquisitions	2,190	$29			10,849	$49
Exercised	(55,784)	$28			(54,949)	$26
Forfeited/cancelled/expired	(20,920)	$57			(15,511)	$45

Outstanding at end of year	233,214	$33	2.6	$3,643	307,728	$34	3.4	$2,752

Vested and expected to vest at end of year	231,134	$33	2.6	$3,623	304,198	$34	3.3	$2,731

Exercisable at end of year	207,757	$32	2.2	$3,399	252,049	$34	2.8	$2,423

        In fiscal 2008, approximately 8 million stock options with a weighted-average exercise price of $50 per share were assumed through the acquisition of EDS.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on October 31, 2009 and 2008. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of fiscal 2009 and fiscal 2008 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised in fiscal 2009, 2008 and 2007 was $0.8 billion, $1.1 billion and $2.0 billion, respectively. Total fair value of options vested and expensed in fiscal 2009, 2008 and 2007 was $172 million, $264 million and $297 million, respectively, net of taxes.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        Information about options outstanding at October 31, 2009 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	In thousands	In years		In thousands
$0-$9.99	415	6.9	$6	172	$5
$10-$19.99	24,129	1.8	$16	24,117	$16
$20-$29.99	77,523	2.7	$23	76,685	$23
$30-$39.99	53,094	3.3	$33	42,853	$33
$40-$49.99	56,997	2.8	$45	43,307	$45
$50-$59.99	15,953	0.9	$57	15,520	$57
$60 and over	5,103	1.2	$69	5,103	$69

	233,214	2.6	$33	207,757	$32

        At October 31, 2009, there was $188 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average vesting period of 1.1 years. As of October 31, 2008, there was $425 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expected to recognize over a weighted-average of 1.6 years.

  Restricted Stock Awards

        Non-vested restricted stock awards as of October 31, 2009 and 2008 and changes during fiscal 2009 and 2008 were as follows:

	2009		2008
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands
Outstanding at beginning of year	12,930	$44	5,698	$29
Granted and assumed through acquisitions	836	$36	12,712	$45
Vested	(5,631)	$44	(4,010)	$32
Forfeited	(1,271)	$43	(1,470)	$28

Outstanding at end of year	6,864	$44	12,930	$44

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        The details of restricted stock awards granted and assumed through acquisitions were as follows:

	2009		2008		2007
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Restricted stock	493	$36	1,393	$46	1,469	$43
Restricted stock units	343	$35	11,319	$45	151	$45

	836	$36	12,712	$45	1,620	$44

        In fiscal 2008, approximately 11 million restricted stock units with a weighted-average grant date fair value of $45 per share were assumed through the acquisition of EDS.

        The details of non-vested restricted stock awards at fiscal year end were as follows:

	2009	2008	2007
	Shares in thousands
Non-vested at October 31:
Restricted stock	1,771	2,835	4,763
Restricted stock units	5,093	10,095	935

	6,864	12,930	5,698

        As of October 31, 2009, there was $117 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over a weighted-average vesting period of 1.6 years. As of October 31, 2008, there was $263 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expected to recognize over a weighted-average vesting period of 1.2 years.

Employee Stock Purchase Plan

        HP sponsors the Hewlett-Packard Company 2000 Employee Stock Purchase Plan, also known as the Share Ownership Plan (the "ESPP"), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP's common stock. For purchases made on or before April 30, 2009, employees purchased stock pursuant to the ESPP semi-annually at a price equal to 85% of the fair market value on the purchase date, and HP recognized expense based on a 15% discount of the fair market value for those purchases. Effective May 1, 2009, HP modified the ESPP to eliminate the 15% discount applicable to purchases made under the ESPP.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        The ESPP activity as of October 31 during each fiscal year was as follows:

	2009	2008	2007
	In millions, except weighted-average purchase price per share
Compensation expense, net of taxes	$24	$58	$56
Shares purchased	6.16	9.68	8.74
Weighted-average purchase price per share	$33	$36	$39
	2009	2008	2007
	In thousands
Employees eligible to participate	260	164	161
Employees who participated	49	50	51

Shares Reserved

        Shares available for future grant and shares reserved for future issuance under the ESPP and incentive compensation plans were as follows:

	2009		2008	2007
	Shares in thousands
Shares available for future grant at October 31:
HP plans	95,311	(1)	117,655	136,392
Assumed Compaq and EDS plans	82,449	(2)	73,147	45,312

	177,760		190,802	181,704

Shares reserved for future issuance under all stock-related benefit plans at October 31	410,977		498,574	549,045

(1)
Includes 24,267,000 shares that expired in November 2009.

(2)
In November 2009, HP retired the assumed Compaq and EDS plans for purposes of granting new awards. The shares that had been reserved for future awards under those plans were returned to HP's pool of authorized shares and will not be available for issuance under any other HP plans.

        HP had 21,494,000 shares of common stock reserved at October 31, 2007 for future issuances related to conversion of its zero-coupon subordinated notes, which were redeemed in March 2008.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3: Net Earnings Per Share (Continued)

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the following fiscal years ended October 31:

	2009	2008	2007
	In millions, except per share amounts
Numerator:
Net earnings	$7,660	$8,329	$7,264
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	—	3	7

Net earnings, adjusted	$7,660	$8,332	$7,271

Denominator:
Weighted-average shares used to compute basic EPS	2,388	2,483	2,630
Effect of dilutive securities:
Dilution from employee stock plans	49	81	78
Zero-coupon subordinated convertible notes	—	3	8

Dilutive potential common shares	49	84	86

Weighted-average shares used to compute diluted EPS	2,437	2,567	2,716

Net earnings per share:
Basic	$3.21	$3.35	$2.76

Diluted	$3.14	$3.25	$2.68

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. In fiscal 2009, 2008 and 2007, HP excluded from the calculation of diluted EPS options to purchase 85 million shares, 54 million shares and 60 million shares, respectively. HP also excluded from the calculation of diluted EPS options to purchase an additional 2 million shares, 28 million shares and 33 million shares in fiscal 2009, 2008 and 2007, respectively, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock because their effect would be anti-dilutive.

        As disclosed in Note 2, during fiscal 2009 and 2008, HP granted PRU awards representing at target approximately 14 million shares and 9 million shares, respectively. HP includes the shares underlying PRU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. Accordingly, for fiscal 2009, HP has included 6 million shares underlying the PRU awards granted in fiscal 2009 and 2008 when calculating diluted EPS as those shares became contingently issuable upon the satisfaction of the cash flow from operations condition with respect to the first year of the three-year performance period applicable to the fiscal 2009 awards and the first and second years of the three-year performance period applicable to the fiscal 2008 awards. HP has excluded all other shares underlying the fiscal 2009 and 2008 PRU awards when calculating diluted EPS as those shares are not contingently issuable. For fiscal 2008, HP has included 2 million shares underlying the PRU awards granted in fiscal 2008 when calculating diluted EPS as those shares became contingently issuable upon the satisfaction of the cash flow from operations condition with respect to the first year of the three-year performance period applicable to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3: Net Earnings Per Share (Continued)

the fiscal 2008 awards. HP has excluded all other shares underlying the fiscal 2008 PRU awards when calculating diluted EPS as those shares were not contingently issuable.

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

Note 4: Balance Sheet Details

        Balance sheet details were as follows for the following fiscal years ended October 31:

  Accounts and Financing Receivables

	2009	2008
	In millions
Accounts receivable	$17,166	$17,481
Allowance for doubtful accounts	(629)	(553)

	$16,537	$16,928

Financing receivables	$2,723	$2,355
Allowance for doubtful accounts	(48)	(41)

	$2,675	$2,314

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was $568 million as of October 31, 2009. HP sold $1,667 million of trade receivables during fiscal 2009. As of October 31, 2009, HP had $269 million available under these programs.

  Inventory

	2009	2008
	In millions
Finished goods	$4,092	$5,219
Purchased parts and fabricated assemblies	2,036	2,660

	$6,128	$7,879

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details (Continued)

  Other Current Assets

	2009	2008
	In millions
Deferred tax assets — short-term	$4,979	$3,920
Value added taxes receivable from the government	2,650	3,115
Supplier and other receivables	3,439	3,082
Prepaid and other current assets	2,797	4,244

	$13,865	$14,361

  Property, Plant and Equipment

	2009	2008
	In millions
Land	$513	$526
Buildings and leasehold improvements	7,472	7,238
Machinery and equipment	12,959	11,121

	20,944	18,885

Accumulated depreciation	(9,682)	(8,047)

	$11,262	$10,838

        Depreciation expense was approximately $3.2 billion in fiscal 2009, $2.4 billion in fiscal 2008 and $1.9 billion in fiscal 2007.

  Long-Term Financing Receivables and Other Assets

	2009	2008
	In millions
Financing receivables	$3,303	$2,722
Deferred tax assets — long-term	1,750	792
Other	6,236	6,954

	$11,289	$10,468

  Other Accrued Liabilities

	2009	2008
	In millions
Other accrued taxes	$2,784	$3,258
Warranty	1,777	1,973
Sales and marketing programs	2,724	2,958
Other	6,787	7,243

	$14,072	$15,432

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details (Continued)

  Other Liabilities

	2009	2008
	In millions
Pension, post-retirement, and post-employment liabilities	$6,427	$3,712
Deferred tax liability — long-term	4,230	3,162
Long-term deferred revenue	3,249	3,152
Other long-term liabilities	3,393	3,748

	$17,299	$13,774

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

Note 5: Supplemental Cash Flow Information

        Supplemental cash flow information to the Consolidated Statements of Cash Flows for the fiscal years ended October 31 2009, October 31, 2008 and October 31, 2007 was as follows:

	2009	2008	2007
	In millions
Cash paid for income taxes, net	$643	$1,136	$956
Cash paid for interest	$572	$426	$489
Non-cash investing and financing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$—	$316	$41
Purchase of assets under financing arrangements	$283	$—	$57
Purchase of assets under capital leases	$131	$30	$—

Note 6: Acquisitions

  Acquisitions in fiscal 2009

        In fiscal 2009, HP completed two acquisitions. Total consideration for the acquisitions was $390 million, which includes direct transaction costs and the assumption of certain liabilities in connection with the transactions. HP recorded $315 million of goodwill, $105 million of purchased intangibles and $7 million of in-process research and development charges ("IPR&D") related to these transactions. Projects that qualify for treatment as IPR&D have not yet reached technical feasibility

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Acquisitions (Continued)

and have no alternative use. HP does not expect goodwill recorded with these acquisitions to be deductible for tax purposes. HP has not presented pro forma results of operations because the acquisitions are not material to HP's consolidated financial statements.

        The largest of the two acquisitions is the acquisition of Lefthand Networks, Inc., a leading provider of storage virtualization and solutions, which has been integrated into HP's Enterprise Storage and Servers segment. The total purchase price paid was $347 million in cash including direct transaction costs and the assumption of certain liabilities in connection with the transaction. HP recorded $273 million to goodwill, $95 million to purchased intangibles and $6 million to IPR&D charges related to this acquisition. HP is amortizing the purchased intangibles on a straight-line basis over a weighted-average estimated life of 6.3 years.

  Pending Acquisition

        In November 2009, HP entered into a definitive agreement to acquire 3Com Corporation ("3Com"), a global enterprise provider of networking switching, routing and security solutions, at a price of $7.90 per share in cash or an enterprise value of approximately $2.7 billion. The acquisition is subject to customary closing conditions, including the receipt of domestic and foreign regulatory approvals and the approval of 3Com's stockholders. The transaction is expected to close in HP's second fiscal quarter of 2010.

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

        The purchase price for EDS was $13.0 billion, comprised of $12.7 billion cash paid for outstanding common stock, $328 million for the fair value of stock options and restricted stock units assumed, and $36 million for direct transaction costs. Of the total purchase price, $10.4 billion has been allocated to goodwill, $4.6 billion has been allocated to amortizable intangible assets acquired and $2.0 billion has been allocated to net tangible liabilities assumed in connection with the acquisition. HP also expensed $30 million for IPR&D charges.

  Pro forma results for EDS acquisition

        The following table presents the unaudited pro forma results for the year ended October 31, 2008. The unaudited pro forma financial information for the year ended October 31, 2008 combines the results of operations of HP and EDS as though the companies had been combined as of the beginning of fiscal 2008. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of fiscal 2008. The unaudited pro forma results presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, restructuring charges, IPR&D charges, adjustments for incremental stock-based compensation expense related to the unearned portion of EDS stock options and restricted stock units assumed, adjustments

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Acquisitions (Continued)

for depreciation expense for property, plant and equipment, adjustments to interest expense and related tax effects.

In millions, except per share data	2008
Net revenue	$136,022
Net earnings	$7,828
Basic net earnings per share	$3.15
Diluted net earnings per share	$3.05

  Other acquisitions in fiscal 2008

        HP also completed eight other acquisitions and a minority interest purchase during fiscal 2008. Total consideration for the acquisitions and the minority interest purchase was $1.6 billion, which includes direct transaction costs, the fair value of stock options assumed and certain liabilities recorded in connection with these transactions. HP recorded $1.0 billion of goodwill, $600 million of purchased intangibles and $15 million of IPR&D related to these transactions.

        The largest of these transactions was the acquisition of Exstream Software, LLC, which has been integrated into HP's Imaging and Printing Group. The total purchase price paid was $720 million, which included direct transaction costs as well as certain debt that was repaid at the acquisition date. In connection with this acquisition, HP recorded $434 million of goodwill, $235 million of purchased intangibles and expensed $11 million for IPR&D. HP is amortizing the purchased intangibles on a straight-line basis over a weighted-average estimated life of 6.8 years.

Note 7: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of October 31, 2009 and 2008 and changes in the carrying amount of goodwill during the fiscal year ended October 31, 2009 are as follows:

	Services	Enterprise Storage and Servers	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2008	$16,284	$4,745	$6,162	$2,493	$2,463	$144	$44	$32,335
Goodwill acquired during the period	—	315	—	—	—	—	—	315
Goodwill adjustments	545	(55)	(22)	(6)	(3)	—	—	459

Balance at October 31, 2009	$16,829	$5,005	$6,140	$2,487	$2,460	$144	$44	$33,109

        During fiscal 2009, HP recorded adjustments of approximately $306 million to the estimated fair values of EDS's intangible assets and net liabilities acquired resulting in an increase to EDS's goodwill, which is allocated to the Services segment. These changes in the estimated fair values relate primarily to restructuring liabilities, fixed assets, net deferred tax liabilities and intangible assets. In addition, goodwill increased approximately $255 million as a result of currency translation related to certain of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Goodwill and Purchased Intangible Assets (Continued)

EDS's foreign subsidiaries whose functional currency is not the U.S. dollar. These increases in goodwill were partially offset by tax adjustments for various previous acquisitions.

        Based on the results of its annual impairment tests, HP determined that no impairment of goodwill existed as of August 1, 2009 or August 1, 2008. However, future goodwill impairment tests could result in a charge to earnings. HP will continue to evaluate goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions for each of the following fiscal years ended October 31 are composed of:

	2009			2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$6,763	$(3,034)	$3,729	$6,530	$(2,176)	$4,354
Developed and core technology and patents	4,171	(2,747)	1,424	4,189	(2,147)	2,042
Product trademarks	247	(222)	25	253	(109)	144

Total amortizable purchased intangible assets	11,181	(6,003)	5,178	10,972	(4,432)	6,540
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$12,603	$(6,003)	$6,600	$12,394	$(4,432)	$7,962

        For fiscal 2009, HP recorded an increase of $83 million to purchased intangibles as a result of currency translation related to certain of EDS's foreign subsidiaries whose functional currency is not the U.S. dollar. HP also recorded an increase of $21 million to the estimated fair value of EDS's intangible assets acquired.

        Based on the results of its annual impairment tests, HP determined that no impairment of the Compaq trade name existed as of August 1, 2009 or August 1, 2008. However, future impairment tests could result in a charge to earnings. HP will continue to evaluate the Compaq trade name on an annual basis as of the beginning of its fourth fiscal quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.

        The finite-lived purchased intangible assets consist of customer contracts, customer lists and distribution agreements, which have weighted-average useful lives of 8 years, and developed and core technology, patents and product trademarks, which have weighted-average useful lives of 5 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Goodwill and Purchased Intangible Assets (Continued)

        Estimated future amortization expense related to finite lived purchased intangible assets at October 31, 2009 is as follows:

Fiscal year:	In millions
2010	$1,308
2011	1,053
2012	855
2013	717
2014	464
Thereafter	781

Total	$5,178

Note 8: Restructuring Charges

  Fiscal 2009 Restructuring Plan

        In May 2009, HP's management approved and initiated a restructuring plan to structurally change and improve the effectiveness of the Imaging and Printing Group ("IPG"), the Personal Systems Group ("PSG"), and Enterprise Storage and Servers ("ESS"). In fiscal 2009, HP recorded a net charge of $297 million in severance-related costs associated with the planned elimination of approximately 5,000 positions. As of October 31, 2009, approximately 2,100 positions have been eliminated. HP expects the majority of the restructuring costs to be paid out by the fourth quarter of fiscal 2010. In future quarters, HP expects to record an additional charge of approximately $6 million related to severance costs associated with this plan.

  Fiscal 2008 HP/EDS Restructuring Plan

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

        In the fourth quarter of fiscal 2008, HP recorded a liability of approximately $1.8 billion related to this restructuring plan. Approximately $1.5 billion of the liability was associated with pre-acquisition EDS and was recorded to goodwill, and the remaining approximately $0.3 billion was associated with HP and was recorded as a restructuring charge. The liability consisted mainly of severance costs to eliminate approximately 25,000 positions, costs to vacate duplicative facilities and costs associated with early termination of certain contractual obligations. HP recorded net charges for severance and facilities costs of $346 million, for the twelve months ended October 31, 2009, along with year-to-date adjustments to goodwill of $276 million. As of October 31, 2009, over 19,000 positions have been eliminated.

        HP expects the majority of the restructuring costs to be paid out by the second quarter of fiscal 2010. In future quarters, HP expects to record an additional charge of approximately $465 million related to the cost to vacate duplicative facilities and severance costs.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Restructuring Charges (Continued)

        All restructuring costs associated with pre-acquisition EDS are reflected in the purchase price of EDS. These costs are subject to change based on the actual costs incurred. Changes to these estimates could decrease the amount of the purchase price allocated to goodwill.

  Prior Fiscal Year Plans

        Restructuring plans initiated prior to 2008 are substantially complete and HP expects to record only minor revisions to these plans as necessary.

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the twelve months ended October 31, 2009 were as follows:

							As of October 31, 2009
	Balance, October 31, 2008	Fiscal year 2009 charges (reversals)	Goodwill adjustments	Cash payments	Non-cash settlements and other adjustments	Balance, October 31, 2009	Total costs and adjustments to date	Total expected costs and adjustments
Fiscal 2009 Plan	$—	$297	$—	$(59)	$10	$248	$297	$303
Fiscal 2008 HP/EDS Plan:
Severance	$1,444	$279	$96	$(1,106)	$34	$747	$1,910	$1,940
Infrastructure	248	67	180	(47)	(29)	419	500	935

Total severance and other restructuring activities	$1,692	$346	$276	$(1,153)	$5	$1,166	$2,410	$2,875
Prior fiscal year plans	77	(3)	(2)	(25)	4	51	6,343	6,343

Total restructuring plans	$1,769	$640	$274	$(1,237)	$19	$1,465	$9,050	$9,521

        At October 31, 2009 and October 31, 2008, HP included the long-term portion of the restructuring liability of $356 million and $670 million, respectively, in Other liabilities, and the short-term portion in Accrued restructuring in the accompanying Consolidated Balance Sheets.

  Workforce Rebalancing

        As part of HP's ongoing business operations, HP incurred workforce rebalancing charges for severance and related costs within certain business segments during fiscal 2009. Workforce rebalancing activities are considered part of normal operations as HP continues to optimize its cost structure. Workforce rebalancing costs are included in HP's business segment results, and HP expects to incur additional workforce rebalancing costs in the future.

Note 9: Fair Value

        HP adopted certain provisions of the new accounting standard related to fair value in the first and fourth quarters of fiscal 2009. The adoption did not have a material impact on HP's financial statements and did not result in any changes to the opening balance of retained earnings as of November 1, 2008. HP will adopt the remaining provisions related to the fair value of nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010 for the following major categories of nonfinancial assets and liabilities from the Consolidated Balance Sheet: Property, plant and equipment, Goodwill, Purchased intangible assets, and the asset retirement obligations within Other accrued liabilities and Other liabilities.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Fair Value (Continued)

        The new standard codifies a new framework for measuring fair value and expands related disclosures. The framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

        The valuation techniques required by the new provisions are based upon observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect HP's assumptions about market participant assumptions based on best information available. Observable inputs are the preferred source of values. These two types of inputs create the following fair value hierarchy:

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

        Cash Equivalents and Investments: HP holds time deposits, money market funds, commercial paper, other debt securities primarily consisting of corporate and foreign government notes and bonds, and common stock and equivalents. In general, and where applicable, HP uses quoted prices in active markets for identical assets to determine fair value. If quoted prices in active markets for identical assets are not available to determine fair value, HP uses quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for identical or similar assets are not available, HP uses internally developed valuation models, whose inputs include bid prices, and third party valuations utilizing underlying assets assumptions.

        Derivative Instruments: As discussed in Note 10, HP mainly holds non-speculative forwards, swaps and options to hedge certain foreign currency and interest rate exposures. When active market quotes are not available, HP uses industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. In certain cases, market-based observable inputs are not available and, in those cases, HP uses management judgment to develop assumptions which are used to determine fair value.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Fair Value (Continued)

        The following table presents HP's assets and liabilities as of October 31, 2009 that are measured at fair value on a recurring basis:

	Fair Value Measured Using
				Total Balance
	Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$8,925	$—	$8,925
Commercial paper	—	1,388	—	1,388
Money market funds	262	—	—	262
Other debt securities	15	372	36	423
Marketable equity securities	7	3	—	10
Derivatives	—	755	1	756

Total	$284	$11,443	$37	$11,764

Liabilities
Derivatives	$—	$773	$1	$774

Total	$—	$773	$1	$774

        The following tables present the changes in level 3 instruments in fiscal 2009 that are measured at fair value on a recurring basis. The majority of the level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in other comprehensive income ("OCI").

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
	Other Debt Securities	Derivative Instruments	Total
	In millions
Beginning balance at November 1, 2008	$64	$(1)	$63
Total gains or losses (realized/unrealized):
Included in earnings(1)	(2)	2	—
Included in other comprehensive income	(25)	(2)	(27)
Purchases, issuances, and settlements	(1)	1	—

Ending balance at October 31, 2009	$36	$—	$36

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held as of October 31, 2009	$(2)	$—	$(2)

(1)
Included in Interest and other, net in the accompanying Consolidated Statements of Earnings.

        HP measures certain assets including cost and equity method investments at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. As of October 31, 2009, such assets with a total fair value of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Fair Value (Continued)

$39 million were measured using level 3 inputs. HP recorded an impairment charge of $18 million relating to these investments.

        HP reviews the carrying values of the investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. HP determines fair values for investments in public companies using quoted market prices and records a charge to Interest and other, net when the change in fair values is determined to be an other-than-temporary change. HP carries equity investments in privately-held companies at cost or at fair value when HP recognizes an other-than-temporary impairment charge.

        HP monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment in debt securities exceeds its fair value and the decline in value is determined to be an other-than-temporary decline and 1) HP does not intend to sell the debt security, and 2) when it is not more likely than not that HP will be required to sell the debt security prior to recovery of its amortized cost basis, HP records an impairment charge to Interest and other, net in the amount of the credit loss and the balance, if any, to other comprehensive income.

        Effective November 1, 2008, HP adopted the accounting standards related to financial instruments which allows an entity to elect to measure certain financial instruments at fair value on a contract-by-contract basis. Subsequent to the election, any unrealized gains and losses from the fair value measurement of the financial instruments will be recognized in earnings. As of October 31, 2009, HP did not elect such option for any eligible financial instruments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments

  Available-for-Sale Investments

        Cash equivalents and investments at fair value for the following fiscal years ended October 31 were as follows:

	2009				2008
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Cash Equivalents
Time deposits	$8,870	$—	$—	$8,870	$5,397	$—	$—	$5,397
Commercial paper	1,388	—	—	1,388	1,306	—	—	1,306
Money market funds	262	—	—	262	919	—	—	919

Total cash equivalents	$10,520	$—	$—	$10,520	$7,622	$—	$—	$7,622

Investments
Debt securities:
Time deposits	$55	$—	$—	$55	$103	$—	$—	$103
Other debt securities	419	49	(45)	423	104	1	(20)	85

Total debt securities	$474	$49	$(45)	$478	$207	$1	$(20)	$188

Equity securities in public companies	$3	$2	$—	$5	$3	$2	$—	$5

Total cash equivalents and investments	$10,997	$51	$(45)	$11,003	$7,832	$3	$(20)	$7,815

        Cash equivalents consist of investments with original maturities of ninety days or less. Available-for-sale securities consist of short-term investments which mature within twelve months or less and long-term investments with maturities longer than twelve months. Investments include time deposits consisting of certificate of deposits, corporate commercial paper and other debt securities consisting primarily of fixed-interest securities and institutional bonds. As discussed in Note 9, HP estimated the fair values of its investments based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that will be realized in the future.

        The gross unrealized loss as of October 31, 2009 was due primarily to declines in certain debt securities. The gross unrealized loss includes $20 million that has been in a continuous loss position for more than twelve months. The gross unrealized loss as of October 31, 2008 had been in a continuous loss position for less than twelve months. HP does not intend to sell these debt securities and it is not likely that HP will be required to sell these debt securities prior to the recovery of the amortized cost.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

        Contractual maturities of short-term and long-term investments in available-for-sale securities at October 31, 2009 were as follows:

	Available-for-Sale Securities
	Cost	Estimated Fair Value
	In millions
Due in less than one year	$55	$55
Due in 1-5 years	26	26
Due in more than five years	393	397

	$474	$478

        Proceeds from sales and maturities of available-for-sale and other securities were $171 million in fiscal 2009. There were no realized gains or losses on available-for-sale and other securities in fiscal 2009. The specific identification method is used to account for gains and losses on available-for-sale securities.

        A summary of the carrying values and balance sheet classification of all short-term and long-term investments in debt and equity securities at the following fiscal years ended October 31 was as follows:

	2009	2008
	In millions
Available-for-sale debt securities	$55	$93

Short-term investments	55	93

Available-for-sale debt securities	423	95
Available-for-sale equity securities	5	5
Equity securities in privately-held companies	129	145
Marketable trading securities and other investments	13	280

Included in long-term financing receivables and other assets	570	525

Total investments	$625	$618

        Equity securities in privately-held companies include cost basis and equity method investments. Marketable trading securities and other investments consist primarily of marketable trading securities held to generate returns that HP expects to offset changes in certain liabilities related to deferred compensation arrangements. HP includes gains or losses from changes in fair value of these securities, offset by losses or gains on the related liabilities, in Interest and other, net, in HP's Consolidated Statements of Earnings. The net losses associated with these securities were $14 million for fiscal 2009. The net gains associated with these securities were $5 million for fiscal 2008.

  Derivative Financial Instruments

        On February 1, 2009, HP adopted the accounting standards related to derivative instruments and hedging. The adoption requires additional disclosures about HP's objectives and strategies for using derivative instruments, the accounting for the derivative instruments and related hedged items and the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

effect of derivative instruments and related hedged items on the financial statements. The adoption had no financial impact on the consolidated financial statements.

        HP is a global company that is exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, option contracts, interest rate swaps, and total return swaps, to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. HP does not have any leveraged derivatives. HP does not use derivative contracts for speculative purposes. HP designates its derivatives as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivatives in the Consolidated Balance Sheets at fair value and reports them in Other current assets, Long-term financing receivables and other assets, Other accrued liabilities, or Other liabilities. HP classifies cash flows from the derivative programs as operating activities in the Consolidated Statement of Cash Flows.

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

        Certain of HP's derivative instruments contain credit-risk-related contingent features, such as a provision whereby the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions if HP's credit rating falls below investment grade. As of October 31, 2009, HP was not required to post any collateral, and HP did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.

  Fair Value Hedges

        HP enters into fair value hedges to reduce the exposure of its debt portfolio to interest rate risk. HP issues long-term debt in U.S. dollars based on market conditions at the time of financing. HP uses interest rate swaps to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense. The swap transactions generally involve principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, HP may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if it believes a larger proportion of fixed-rate debt would be beneficial. When investing in fixed-rate instruments, HP may enter into interest rate swaps that convert the fixed interest returns into variable interest returns and would classify these swaps as fair value hedges. For derivative instruments that are designated and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

qualify as fair value hedges, HP recognizes the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in Interest and other, net in the Consolidated Statements of Earnings in the current period.

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expense, and intercompany lease loan denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within six to twelve months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During fiscal 2009 and 2008, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

  Net Investment Hedges

        HP uses forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. These derivative instruments are designated as net investment hedges and, as such, HP records the effective portion of the gain or loss on the derivative instrument together with changes in the hedged items in cumulative translation adjustment as a separate component of stockholders' equity.

  Other Derivatives

        Other derivatives not designated as hedging instruments consist primarily of forward contracts HP uses to hedge foreign currency balance sheet exposures. HP also uses total return swaps and, to a lesser extent, interest rate swaps, based on the equity and fixed income indices, to hedge its executive deferred compensation plan liability. For derivative instruments not designated as hedging instruments, HP recognizes changes in the fair values in earnings in the period of change. HP recognizes the gain or loss on foreign currency forward contracts used to hedge balance sheet exposures in Interest and other, net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities. HP recognizes the gain or loss on the total return swaps and interest rate swaps in Interest and other, net in the same period as the gain or loss from the change in market value of the executive deferred compensation plan liability.

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statements of Earnings. As of October 31, 2009, the portion of hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in fiscal years 2009, 2008 and 2007.

  Fair Value of Derivative Instruments in the Consolidated Balance Sheet

        As discussed in Note 9, HP estimates the fair values of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Consolidated Balance Sheet as of October 31, 2009 were as follows:

	As of October 31, 2009
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$7,575	$—	$346	$—	$5
Cash flow hedges:
Foreign exchange contracts	15,056	116	12	389	33
Net investment hedges:
Foreign exchange contracts	1,350	13	12	47	39

Total derivatives designated as hedging instruments	$23,981	$129	$370	$436	$77

Derivatives not designated as hedging instruments
Foreign exchange contracts	$16,104	$206	$20	$163	$51
Interest rate contracts(2)	2,211	—	29	—	45
Total return contracts	268	2	—	2	—

Total derivatives not designated as hedging instruments	$18,583	$208	$49	$165	$96

Total derivatives	$42,564	$337	$419	$601	$173

(1)
Represents the face amounts of contracts that were outstanding as of October 31, 2009.

(2)
Represents offsetting swaps acquired through previous business combination that were not designated as hedging instruments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

  Effect of Derivative Instruments on the Consolidated Statements of Earnings

        The before-tax effect of a derivative instrument and related hedged item in a fair value hedging relationship for fiscal year ended October 31, 2009 was as follows:

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	2009	Hedged Item	Location	2009
		In millions			In millions
Interest rate contracts	Interest and other, net	$232	Fixed-rate debt	Interest and other, net	$(236)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for fiscal 2009 was as follows:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)		Gain Recognized in Income on Derivative(1) (Ineffective portion and Amount Excluded from Effectiveness Testing)
	2009	Location	2009	Location	2009
	In millions		In millions		In millions
Cash flow hedges:
Foreign exchange contracts	$(1,044)	Net revenue	$475	Net revenue	$—
Foreign exchange contracts	115	Cost of products	142	Cost of products	—
Foreign exchange contracts	(3)	Other operating expenses	(4)	Other operating expenses	—
Foreign exchange contracts	1	Interest and other, net	(4)	Interest and other, net	—
Foreign exchange contracts	29	Net revenue	9	Interest and other, net	7

Total cash flow hedges	$(902)		$618		$7

Net investment hedges:
Foreign exchange contracts	$(169)	Interest and other, net	$—	Interest and other, net	$—

(1)
Amount of gain recognized in income on derivative represents a $7 million gain related to the amount excluded from the assessment of hedge effectiveness in fiscal 2009.

        HP expects to reclassify net accumulated other comprehensive loss of $167 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Earnings for fiscal 2009 was as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	2009
		In millions
Foreign exchange contracts	Interest and other, net	$(989)
Total return contracts	Interest and other, net	(1)
Interest rate contracts	Interest and other, net	1

Total		$(989)

  Other Financial Instruments

        For the balance of HP's financial instruments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's short- and long-term debt was approximately $16.0 billion at October 31, 2009, compared to a carrying value of $15.8 billion at that date. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

Note 11: Financing Receivables and Operating Leases

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

	2009	2008
	In millions
Minimum lease payments receivable	$6,413	$5,338
Allowance for doubtful accounts	(108)	(90)
Unguaranteed residual value	244	254
Unearned income	(571)	(466)

Financing receivables, net	5,978	5,036
Less current portion	(2,675)	(2,314)

Amounts due after one year, net	$3,303	$2,722

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Financing Receivables and Operating Leases (Continued)

        As of October 31, 2009, scheduled maturities of HP's minimum lease payments receivable were as follows for the following fiscal years ended October 31:

	2010	2011	2012	2013	Thereafter	Total
Scheduled maturities of minimum lease payments receivable	$2,956	$1,816	$1,007	$427	$207	$6,413

        Equipment leased to customers under operating leases was $3.0 billion at October 31, 2009 and $2.3 billion at October 31, 2008 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $0.9 billion at October 31, 2009 and $0.5 billion at October 31, 2008. As of October 31, 2009, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows for the following fiscal years ended October 31:

	2010	2011	2012	2013	Thereafter	Total
Minimum future rentals on non-cancelable operating leases	$976	$647	$336	$114	$49	$2,122

Note 12: Guarantees

  Guarantees and Indemnifications

        In the ordinary course of business, HP may provide certain clients with subsidiary performance guarantees and/or financial performance guarantees, which may be backed by standby letters of credit or surety bonds. In general, HP would be liable for the amounts of these guarantees in the event HP or HP's subsidiaries' nonperformance permits termination of the related contract by the client, the likelihood of which HP believes is remote. HP believes that the company is in compliance with the performance obligations under all material service contracts for which there is a performance guarantee.

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

  Warranty

        HP provides for the estimated cost of product warranties at the time it recognizes revenue. HP engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs incurred in

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Guarantees (Continued)

correcting a product failure, as well as specific product class failures outside of HP's baseline experience, affect the estimated warranty obligation. If actual product failure rates, repair rates or any other post sales support costs differ from these estimates, revisions to the estimated warranty liability would be required.

        The changes in HP's aggregate product warranty liabilities were as follows for the following fiscal years ended October 31:

	2009	2008
	In millions
Product warranty liability at beginning of year	$2,614	$2,376
Accruals for warranties issued	2,701	3,351
Adjustments related to pre-existing warranties (including changes in estimates)	(223)	(107)
Settlements made (in cash or in kind)	(2,683)	(3,006)

Product warranty liability at end of year	$2,409	$2,614

Note 13: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows for the following fiscal years ended October 31:

	2009		2008
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Current portion of long-term debt	$1,143	1.0%	$2,674	4.3%
Commercial paper	294	1.2%	7,146	2.7%
Notes payable to banks, lines of credit and other	413	2.0%	356	5.3%

	$1,850		$10,176

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $326 million and $262 million at October 31, 2009 and 2008, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows for the following fiscal years ended October 31:

	2009	2008
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par of 99.505% in June 2002 at 6.5%, due July 2012	$499	$499
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, due March 2012	600	600
$900 issued at discount to par of 99.938% in February 2007 at 5.25%, due March 2012	900	900
$500 issued at discount to par of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,000 issued at par in June 2007 at three-month USD LIBOR plus 0.01%, due June 2009	—	1,000
$1,000 issued at par in June 2007 at three-month USD LIBOR plus 0.06%, due June 2010	1,000	1,000
$750 issued at par in March 2008 at three-month USD LIBOR plus 0.40%, due September 2009	—	750
$1,500 issued at discount to par of 99.921% in March 2008 at 4.5%, due March 2013	1,499	1,499
$750 issued at discount to par of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par of 99.561% in December 2008 at 6.125%, due March 2014	1,992	—
$275 issued at par in February 2009 at three-month USD LIBOR plus 1.75%, due February 2011	275	—
$1,000 issued at discount to par of 99.956% in February 2009 at 4.25%, due February 2012	1,000	—
$1,500 issued at discount to par of 99.993% in February 2009 at 4.75%, due June 2014	1,500	—
2009 Shelf Registration Statement:
$750 issued at par in May 2009 at three-month USD LIBOR plus 1.05%, due May 2011	750	—
$1,000 issued at discount to par of 99.967% in May 2009 at 2.25%, due May 2011	1,000	—
$250 issued at discount to par of 99.984% in May 2009 at 2.95%, due August 2012	250	—

	12,514	7,497

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

	2009	2008
	In millions
EDS Senior Notes
$700 issued October 1999 at 7.125%, due October 2009	—	712
$1,100 issued June 2003 at 6.0%, due August 2013	1,140	1,150
$300 issued October 1999 at 7.45%, due October 2029	315	316

	1,455	2,178

Other, including capital lease obligations, at 3.75%-8.63%, due in calendar year 2009-2029 and at 3.75%-8.63%, due in calendar year 2008-2029	785	597
Fair value adjustment related to hedged debt	369	78
Less: current portion	(1,143)	(2,674)

Total long-term debt	$13,980	$7,676

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

        In May 2009, HP filed a shelf registration statement (the "2009 Shelf Registration Statement") with the Securities and Exchange Commission ("SEC") to enable the company to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants. The 2009 Shelf Registration Statement replaced a similar registration statement filed in May 2006 that expired in May 2009.

        In May 2008, HP's Board of Directors approved an increase in the capacity of HP's U.S. commercial paper program by $10.0 billion to $16.0 billion. HP's subsidiaries are authorized to issue up to an additional $1.0 billion of commercial paper, of which $500 million of capacity is currently available to be used by Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, for its Euro Commercial Paper/Certificate of Deposit Programme.

        In October 2008, HP registered for the Commercial Paper Funding Facility ("CPFF") provided by the Federal Reserve Bank of New York. The facility enables HP to issue three-month unsecured commercial paper through a special purpose vehicle of the Federal Reserve at a rate established by the CPFF program, which is currently equal to a spread over the three-month overnight index swap rate. The maximum amount of commercial paper that HP may issue at any time through this program is $10.4 billion less the total principal amount of all other outstanding commercial paper that HP has issued. The CPFF program is currently scheduled to expire on February 1, 2010. As of October 31, 2009, HP had not issued any commercial paper under the CPFF program.

        HP has a $2.9 billion five-year credit facility expiring in May 2012. In February and July 2008, HP entered into additional 364-day credit facilities of $3.0 billion and $8.0 billion, respectively. The

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

February 2008 credit facility expired in February 2009, at which time HP entered into a new $3.5 billion 364-day credit facility. HP terminated the July 2008 credit facility in June 2009, which reduced the total amount available under its credit facilities to $6.4 billion. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. The credit facilities are senior unsecured committed borrowing arrangements primarily to support the issuance of U.S. commercial paper. HP's ability to have a U.S. commercial paper outstanding balance that exceeds the $6.4 billion supported these credit facilities is subject to a number of factors, including liquidity conditions and business performance.

        HP also maintains uncommitted lines of credit from a number of financial institutions that are available through various foreign subsidiaries. The amount available for use as of October 31, 2009 was approximately $1.6 billion.

        Included in Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of October 31, 2009, the carrying value of the assets approximated the carrying value of the borrowings of $10 million.

        At October 31, 2009, HP was able to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2009 Shelf Registration Statement. As of that date, HP also had up to approximately $17.8 billion of available borrowing resources, including $16.2 billion under its commercial paper programs, $6.4 billion of which is supported by its credit facilities, and approximately $1.6 billion under other programs.

        Aggregate future maturities of long-term debt at face value (excluding a fair value adjustment related to hedged debt of $369 million, a premium on debt issuance of $56 million, and a discount on debt issuance of $28 million) were as follows at October 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total
	In millions
Aggregate future maturities of debt outstanding including capital lease obligations	$1,143	$2,121	$3,406	$2,654	$3,520	$1,882	$14,726

        Interest expense on borrowings was approximately $597 million in fiscal 2009, $467 million in fiscal 2008, and $531 million in fiscal 2007.

Note 14: Taxes on Earnings

        The domestic and foreign components of earnings were as follows for the following fiscal years ended October 31:

	2009	2008	2007
	In millions
U.S.	$2,569	$2,232	$3,577
Non-U.S.	$6,846	$8,241	$5,600

	$9,415	$10,473	$9,177

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        The provision for (benefit from) taxes on earnings was as follows for the following fiscal years ended October 31:

	2009	2008	2007(1)
	In millions
U.S. federal taxes:
Current	$47	$405	$639
Deferred	956	686	229
Non-U.S. taxes:
Current	1,156	922	1,281
Deferred	(356)	(85)	(125)
State taxes:
Current	173	44	67
Deferred	(221)	172	(178)

	$1,755	$2,144	$1,913

(1)
HP has revised the presentation for the fiscal years ended October 31, 2007 regarding the tax benefit of stock option plans for comparability purposes. The largest impacts of the revision was an increase in the current U.S. federal tax provision of $428 million and a decrease in the deferred U.S. federal tax provision of $428 million. This change does not affect previously reported results of operations or financial position for any periods presented, or previously reported totals for the provision for (benefit from) taxes on earnings.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        The significant components of deferred tax assets and deferred tax liabilities were as follows for the following fiscal years ended October 31:

	2009		2008
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss carryforwards	$9,191		$1,753	$—
Credit carryforwards	1,444	—	1,549	—
Unremitted earnings of foreign subsidiaries	—	7,555	—	5,683
Inventory valuation	111	6	169	6
Intercompany transactions — profit in inventory	534	16	553	—
Intercompany transactions — excluding inventory	1,328	—	324	—
Fixed assets	119	9	152	8
Warranty	794	38	793	—
Employee and retiree benefits	2,692	80	1,955	123
Accounts receivable allowance	300	4	299	3
Capitalized research and development	879	—	1,192	—
Purchased intangible assets	28	1,594	30	1,961
Restructuring	459	17	596	—
Equity investments	81	—	70	—
Deferred revenue	949	12	918	—
Other	1,599	82	768	83

Gross deferred tax assets and liabilities	20,508	9,413	11,121	7,867
Valuation allowance	(8,678)	—	(1,801)	—

Total deferred tax assets and liabilities	$11,830	$9,413	$9,320	$7,867

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the following fiscal years ended October 31:

	2009	2008
	In millions
Current deferred tax assets	$4,979	$3,920
Current deferred tax liabilities	(83)	(97)
Long-term deferred tax assets	1,751	792
Long-term deferred tax liabilities	(4,230)	(3,162)

Total deferred tax assets net of deferred tax liabilities	$2,417	$1,453

        As of October 31, 2009, HP had $1.0 billion, $3.5 billion and $30.5 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in each of these respective totals begin to expire in fiscal 2010. Of the $30.5 billion of foreign net operating losses, $24.1 billion relates to foreign losses arising in fiscal 2009 pursuant to internal restructuring transactions. HP has provided a valuation allowance of $218 million for deferred tax assets related to federal and state net

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

operating losses and $8.0 billion on deferred tax assets related to foreign net operating loss carryforwards that HP does not expect to realize.

        As of October 31, 2009, HP had recorded deferred tax assets for various tax credit carryforwards of $1.4 billion. This amount includes $687 million of foreign tax credit carryforwards which begin to expire in fiscal 2015, and against which HP has recorded a valuation allowance of $47 million. HP had alternative minimum tax credit carryforwards of $9 million, which do not expire, and research and development credit carryforwards of $395 million, which will begin to expire in fiscal 2019. HP also had tax credit carryforwards of $350 million in various states and foreign countries, for which HP has provided a valuation allowance of $179 million to reduce the related deferred tax asset. These credits begin to expire in fiscal 2010.

        Gross deferred tax assets at October 31, 2009 and 2008 were reduced by valuation allowances of $8.7 billion and $1.8 billion, respectively. The valuation allowance increased by $6.9 billion in fiscal 2009. The valuation allowance increase consisted of $7.0 billion associated with foreign net operating loss carryovers arising in fiscal 2009 pursuant to internal restructuring transactions, reduced by $100 million of valuation allowance decreases associated with state and foreign net operating losses.

        Gross deferred tax assets at October 31, 2008 and 2007 were reduced by valuation allowances of $1.8 billion and $1.5 billion, respectively. The valuation allowance increased by $258 million in fiscal 2008. The valuation allowance increases consisted of $449 million recorded for deferred tax assets acquired in current year acquisitions, $126 million recorded for deferred tax assets related to certain federal and state net operating loss carryovers and tax credits, and $47 million related to deferred tax assets for foreign tax credit carryovers. These increases were partially offset by a $203 million net reduction in the valuation allowances due to adjustments to deferred tax assets related to foreign net operating loss carryovers, and $161 million in the valuation allowances for deferred tax assets related to foreign tax credits and net operating losses carryovers as a result of the adoption of the accounting guidance for uncertainty in income taxes.

        Net excess tax benefits resulting from the exercise of employee stock options and other employee stock programs, are recorded as an increase in stockholders' equity and were approximately $163 million in fiscal 2009, $316 million in fiscal 2008, and $530 million in fiscal 2007.

        The differences between the U.S. federal statutory income tax rate and HP's effective tax rate were as follows for the following fiscal years ended October 31:

	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.9	1.3	0.5
Lower rates in other jurisdictions, net	(12.2)	(16.9)	(13.2)
Research and development credit	(0.5)	(0.4)	(0.6)
Foreign net operating loss	(4.1)	—	—
Valuation allowance	(0.6)	—	(1.7)
Accrued taxes due to post-acquisition integration	0.6	2.0	—
Other, net	(0.5)	(0.5)	0.8

	18.6%	20.5%	20.8%

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        In fiscal 2009, HP recorded $547 million of net income tax benefits related to items unique to the year. The recorded amounts included $383 million of income tax benefits attributable to net deferred tax assets for foreign net operating loss carryovers arising pursuant to internal restructuring transactions. Also included were a net tax benefit of $154 million for the adjustment to estimated fiscal 2008 tax accruals upon filing the 2008 income tax returns, a $60 million income tax benefit for valuation allowance reversals for state and foreign net operating losses, and other miscellaneous items that resulted in a net tax charge of $50 million.

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

        As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2022. The gross income tax benefits attributable to the tax status of these subsidiaries were estimated to be $853 million ($0.35 per share) in fiscal year 2009, $900 million ($0.35 per share) in fiscal year 2008, and $1.2 billion ($0.43 per share) in fiscal year 2007. The gross income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.

        The total amount of gross unrecognized tax benefits was $1.9 billion as of October 31, 2009, of which up to $950 million would affect HP's effective tax rate if realized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at November 1, 2008	$2,333
Increases:
For current year's tax positions	115
For prior years' tax positions	626
Decreases:
For prior years' tax positions	(762)
Statute of limitations expiration	(293)
Settlements with taxing authorities	(131)

Balance at October 31, 2009	$1,888

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        HP recognizes interest income from favorable settlements and income tax receivables and interest expense and penalties accrued on unrecognized tax benefits within income tax expense. As of October 31, 2009, HP had accrued a net $115 million payable for interest and penalties. During fiscal 2009, HP recognized net interest income on tax overpayments and deficiencies, net of tax, of $40 million.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in the various jurisdictions. HP does not expect complete resolution of any IRS audit cycle within the next 12 months. However, it is reasonably possible that certain foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $120 million within the next twelve months.

        HP is subject to income tax in the United States and over sixty foreign countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent's Reports ("RARs") for its fiscal 2001 and 2002 tax years. The IRS began an audit of HP's 2006 and 2007 income tax returns in 2009. With respect to major foreign and state tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999. HP believes that adequate reserves have been provided for all open tax years.

        On July 30, 2009, HP received a Notice of Deficiency from the IRS for its fiscal 2004 and 2005 tax years. The Notice of Deficiency asserted that HP owes additional tax of $92 million and penalties of $5 million. In addition to the proposed deficiency for fiscal 2004 and 2005, the IRS's adjustments for both years, if sustained, would reduce the tax benefits of net operating loss and tax credit carryforwards to subsequent years by approximately $563 million. HP plans to contest certain of the adjustments proposed in the Notice of Deficiency. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in tax benefits that could result from the IRS actions.

        Tax years of EDS through 2002 have been audited by the IRS, and all proposed adjustments have been resolved. The IRS is currently auditing EDS's tax years 2005 and 2006. On December 5, 2008, EDS received a RAR for exam years 2003 and 2004, proposing a tax deficiency of $82 million. This deficiency includes a $12 million effect on carrybacks to 2000 and 2001. HP is appealing certain issues and believes adequate reserves have been provided for all years.

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

Note 14: Taxes on Earnings (Continued)

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

        HP has not provided for U.S. federal income and foreign withholding taxes on $16.5 billion of undistributed earnings from non-U.S. operations as of October 31, 2009 because HP intends to reinvest such earnings indefinitely outside of the United States. If HP were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. HP will remit non-indefinitely reinvested earnings of its non-US subsidiaries for which deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and it determines that it is advantageous for business operations, tax or cash management reasons.

Note 15: Stockholders' Equity

  Dividends

        The stockholders of HP common stock are entitled to receive dividends when and as declared by HP's Board of Directors. Dividends are paid quarterly. Dividends were $0.32 per common share in each of fiscal 2009, 2008 and 2007.

  Stock Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In fiscal 2009, HP executed share repurchases of 120 million shares. Repurchases of 132 million shares were settled for $5.1 billion, which included 14 million shares repurchased in transactions that were executed in fiscal 2008 but settled in fiscal 2009. HP had approximately 2 million shares repurchased in the fourth quarter of fiscal 2009 that will be settled in the next fiscal year. In fiscal 2008, HP completed share repurchases of approximately 230 million shares. Repurchases of approximately 216 million shares were settled for $9.6 billion, which included approximately 1 million shares repurchased in transactions that were executed in fiscal 2007 but settled in fiscal 2008. In fiscal 2007, HP completed share repurchases of approximately 209 million shares. Repurchases of approximately 210 million shares were settled for $9.1 billion, which included approximately 1 million shares repurchased in transactions that were executed in fiscal 2006 but settled in fiscal 2007. The foregoing shares repurchased and settled in fiscal 2009, fiscal 2008 and fiscal 2007 were all open market repurchase transactions.

        In addition to the above transactions, HP entered into an Accelerated Share Repurchase (the "ASR Program") with a third-party investment bank during the second quarter of fiscal 2007. Pursuant to the terms of the ASR Program, HP purchased 40 million shares of its common stock from the investment bank for $1.8 billion (the "Purchase Price") on March 30, 2007 (the "Purchase Date"). HP decreased its shares outstanding and reduced the outstanding shares used to calculate the weighted-

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Stockholders' Equity (Continued)

average common shares outstanding for both basic and diluted EPS on the Purchase Date. The shares delivered to HP included shares that the investment bank borrowed from third parties. The investment bank purchased an equivalent number of shares in the open market to cover its position with respect to the borrowed shares during a contractually specified averaging period that began on the Purchase Date and ended on June 6, 2007. At the end of the averaging period, the investment bank's total purchase cost based on the volume weighted-average purchase price of HP shares during the averaging period was approximately $90 million less than the Purchase Price. Accordingly, HP had the option to either receive additional shares of HP's common stock or a cash payment in the amount of the difference from the investment bank. In June 2007, HP received approximately 2 million additional shares purchased by the investment bank in the open market with a value approximately equal to that amount. HP reduced its shares outstanding upon receipt of those shares.

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

        In fiscal 2009, there was no additional authorization for future share repurchases by HP's Board of Directors. In fiscal 2008 and fiscal 2007, HP's Board of Directors authorized an additional $16.0 billion and $8.0 billion for future share repurchases, respectively. As of October 31, 2009, HP had remaining authorization of approximately $4.0 billion for future share repurchases under the $8.0 billion repurchase authorization approved by HP's Board of Directors on September 19, 2008. On November 19, 2009, HP's Board of Directors authorized an additional $8.0 billion for future share repurchases.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Stockholders' Equity (Continued)

Comprehensive Income

        The changes in the components of other comprehensive income, net of taxes, were as follows for the following fiscal years ended October 31:

	2009	2008	2007
	In millions
Net earnings	$7,660	$8,329	$7,264
Net change in unrealized gains/losses on available-for-sale securities:
Change in net unrealized gains (losses), net of tax of $11 million in fiscal 2009, net of tax benefit of $7 million in fiscal 2008 and net of tax of $2 million in fiscal 2007	17	(17)	2
Net unrealized (gains) losses reclassified into earnings, with no tax effect in fiscal 2009 and fiscal 2008, and net of tax benefit of $7 million in fiscal 2007	(1)	1	(14)

	16	(16)	(12)

Net change in unrealized gains/losses on cash flow hedges:
Change in net unrealized (losses) gains, net of tax benefit of $94 million in fiscal 2009, net of tax of $468 million in fiscal 2008 and net of tax benefit of $37 million in fiscal 2007	(163)	808	(63)
Net unrealized (gains) losses reclassified into earnings, net of tax of $468 million in fiscal 2009, net of tax benefit of $34 million in fiscal 2008 and net of tax of $26 million in fiscal 2007	(808)	58	45

	(971)	866	(18)

Net change in cumulative translation adjustment, net of tax of $227 million in fiscal 2009, net of tax benefit of $476 million in fiscal 2008 and net of tax of $37 million in fiscal 2007	304	(936)	106
Net change in unrealized components of defined benefit plans, net of tax benefit of $905 million in fiscal 2009, $42 million in fiscal 2008 and $1 million in fiscal 2007	(2,531)	(538)	(3)

Comprehensive income	$4,478	$7,705	$7,337

        The components of accumulated other comprehensive (loss) income, net of taxes, were as follows for the following fiscal years ended October 31:

	2009	2008	2007
	In millions
Net unrealized gain (loss) on available-for-sale securities	$4	$(12)	$4
Net unrealized (loss) gain on cash flow hedges	(169)	802	(64)
Cumulative translation adjustment	(459)	(763)	173
Unrealized components of defined benefit plans	(2,623)	(92)	446

Accumulated other comprehensive (loss) income	$(3,247)	$(65)	$559

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans

  Acquisition of EDS

        On August 26, 2008, EDS became a wholly owned subsidiary of HP. EDS sponsors qualified and non-qualified defined benefit pension plans covering substantially all of its employees. The majority of the EDS defined benefit pension plans are noncontributory. In most plans, employees become fully vested upon attaining two to five years of service, and benefits are based on many factors, which differ by country, but the most significant is years of service and earnings. The projected unit credit cost method is used for actuarial purposes. Plan assets and plan obligations associated with the EDS defined benefit pension plans were included as of the acquisition date and through October 31, 2008. On a global basis, EDS plan assets totaled $7.8 billion and plan obligations totaled $10.1 billion as of August 26, 2008. The U.S. portion of global assets and obligations totaled $4.1 billion and $5.0 billion respectively.

  Defined Benefit Plans

        HP sponsors a number of defined benefit pension plans worldwide, of which the most significant are in the United States. Both the HP Retirement Plan (the "Retirement Plan"), a traditional defined benefit pension plan based on pay and years of service, and the HP Company Cash Account Pension Plan (the "Cash Account Pension Plan"), under which benefits are accrued pursuant to a cash accumulation account formula based upon a percentage of pay plus interest, were frozen effective January 1, 2008. The Cash Account Pension Plan and the Retirement Plan were merged in 2005 for certain funding and investment purposes. The merged plan is referred to as the HP Pension Plan.

        Following the acquisition of EDS, HP announced that it was modifying the EDS U.S. qualified and non-qualified plans for employees accruing benefits under the programs. Effective January 1, 2009, EDS employees in the U.S. ceased accruing pension benefits. The final pension benefit amount was calculated based on pay and service through December 31, 2008.

        Effective October 30, 2009, the EDS U.S. qualified pension plan was also merged into the HP Pension Plan. The EDS U.S. qualified pension plan, like the Cash Account Pension Plan and the Retirement Plan, remains a separate sub-plan within the HP Pension Plan for purposes of determining benefit amounts. As a result, the merger had no impact on the separate benefit structures of the plans.

        HP reduces the benefit payable to a U.S. employee under the Pension Plan for service before 1993, if any, by any amounts due to the employee under HP's frozen defined contribution Deferred Profit-Sharing Plan (the "DPSP"). HP closed the DPSP to new participants in 1993. The DPSP plan obligations are equal to the plan assets and are recognized as an offset to the Pension Plan when HP calculates its defined benefit pension cost and obligations. The fair value of plan assets and projected

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

benefit obligations for the U.S. defined benefit plans combined with the DPSP is as follows for the following fiscal years ended October 31:

	2009(1)		2008(1)
	Plan Assets	Projected Benefit Obligation	Plan Assets	Projected Benefit Obligation
	In millions
U.S. defined benefit plans	$8,371	$10,034	$7,313	$7,654
DPSP	872	872	910	910

Total	$9,243	$10,906	$8,223	$8,564

(1)
2009 and 2008 plan assets and projected benefit obligation include the EDS U.S. pension plans.

  Post-Retirement Benefit Plans

        Through fiscal 2005, substantially all of HP's U.S. employees at December 31, 2002 could become eligible for partially subsidized retiree medical benefits and retiree life insurance benefits under the Pre-2003 HP Retiree Medical Program (the "Pre-2003 Program") and certain other retiree medical programs. Plan participants in the Pre-2003 Program make contributions based on their choice of medical option and length of service. U.S. employees hired or rehired on or after January 1, 2003 may be eligible to participate in a post-retirement medical plan, the HP Retiree Medical Program, but must bear the full cost of their participation. Effective January 1, 2006, employees whose combination of age and years of service was less than 62 no longer were eligible for the subsidized Pre-2003 Program, but instead were eligible for the HP Retiree Medical Program. Employees no longer eligible for the Pre-2003 Program, as well as employees hired on or after January 1, 2003, are eligible for certain credits under the HP Retirement Medical Savings Account Plan ("RMSA Plan") upon attaining age 45. Upon retirement, former employees may use credits under the RMSA Plan for the reimbursement of certain eligible medical expenses, including premiums required for participation in the HP Retiree Medical Program. In February 2007, HP further limited future eligibility for the Pre-2003 HP Retiree Medical Program to those employees who were within five years of satisfying the program's retirement criteria on June 30, 2007. Employees not meeting the modified program criteria may become eligible for participation in the HP Retiree Medical Program. In November 2008, HP announced that it was changing the limits on future cost-sharing for the Pre-2003 Program whereby all future cost increases will be paid by participating retirees starting in 2011. In June 2008, HP modified the RMSA Plan to provide that generally only those employees who were employed with HP as of July 31, 2008 would be eligible to receive employer credits. In September 2008, HP further modified the RMSA Plan to provide that such employees would receive employer credits only in the form of matching contributions.

  Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $568 million in fiscal 2009, $548 million in fiscal 2008 and $481 million in fiscal 2007. U.S. employees are automatically enrolled in the Hewlett-Packard Company 401(k) Plan (the "HP 401(k) Plan") when they meet eligibility requirements, unless they decline participation.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

Similar to HP, EDS offered participation in defined contribution plans for U.S. and non-U.S. employees.

        During fiscal 2008, HP matched employee contributions to the HP 401(k) Plan with cash contributions up to a maximum of 6% of eligible compensation for U.S. employees hired prior to August 1, 2008. For U.S. employees hired on or after August 1, 2008 HP matched employee contributions up to a maximum of 4% of eligible compensation.

        The employer match for the EDS plan was 25% of the employee contribution based on a maximum contribution of 6% of the employee's salary. Effective January 1, 2009, U.S. employees participating in the EDS 401(k) plan became eligible for a 4% HP matching contribution on eligible compensation. Similar to the HP 401(k) plan, contributions are invested at the direction of the employee in various funds, although the EDS 401(k) plan does not offer an HP stock fund.

        Effective April 1, 2009, HP matching contributions under both the U.S. HP 401(k) Plan and the EDS 401(k) Plan were changed to a quarterly, discretionary, performance-based match of up to a maximum of 4% of eligible compensation for all U.S. employees, which will be determined each fiscal quarter based on business results. HP matching contributions will vary from 0% to 100% of the maximum 4% match, based on such factors as quarterly earnings, market share growth, and performance relative to market and economic conditions. HP's matching contributions for the quarter ended October 31, 2009 was 100% of the maximum 4% match.

        Effective January 31, 2004, HP designated the HP Stock Fund, an investment option under the HP 401(k) Plan, as an Employee Stock Ownership Plan and, as a result, participants in the HP Stock Fund may receive dividends in cash or may reinvest such dividends into the HP Stock Fund. HP paid approximately $8 million, $9 million and $9 million in dividends for the HP common shares held by the HP Stock Fund in fiscal 2009, 2008 and 2007, respectively. HP records the dividends as a reduction of retained earnings in the Consolidated Statements of Stockholders' Equity. The HP Stock Fund held approximately 25 million shares of HP common stock at October 31, 2009.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

  Pension and Post-Retirement Benefit Expense

        HP's net pension and post-retirement benefit cost (gain) recognized in the Consolidated Statements of Earnings was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	In millions
Service cost	$27	$63	$130	$312	$281	$261	$14	$29	$31
Interest cost	592	296	260	619	475	366	70	78	77
Expected return on plan assets	(533)	(318)	(355)	(669)	(713)	(579)	(32)	(40)	(38)
Amortization and deferrals:
Actuarial (gain) loss	(72)	(36)	(13)	71	1	87	6	19	26
Prior service benefit	—	—	—	(9)	(8)	(7)	(78)	(55)	(54)

Net periodic benefit cost	14	5	22	324	36	128	(20)	31	42

Curtailment (gain) loss	—	—	(541)	5	—	(13)	(2)	—	(26)
Settlement (gain) loss	(1)	(1)	8	12	(2)	4	—	—	—
Special termination benefits	—	—	307	55	4	4	—	—	60

Net benefit cost (gain)	$13	$4	$(204)	$396	$38	$123	$(22)	$31	$76

        In fiscal 2009, HP recognized aggregate pension curtailment and settlement losses totaling $5 million and $12 million, respectively, resulting from workforce rebalancing initiatives in several non-U.S. countries. In the U.K., workforce rebalancing initiatives triggered pension termination benefits totaling $55 million. In the U.S., a settlement gain of $1 million was recognized for payout activity related to non-qualified plans. In Puerto Rico, a curtailment gain of $2 million was recognized for the closure of the retiree medical plan.

        The weighted-average assumptions used to calculate net benefit cost were as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Discount rate	8.0%	6.4%	5.9%	6.0%	5.2%	4.4%	8.2%	6.2%	5.8%
Average increase in compensation levels	2.0%	3.7%	4.0%	2.6%	3.3%	3.3%	—	—	—
Expected long-term return on assets	7.5%	6.7%	8.3%	6.9%	6.8%	6.7%	9.3%	8.7%	8.3%

        The medical cost and related assumptions used to calculate the net post-retirement benefit cost for the following fiscal years ended October 31 were as follows:

	2009	2008	2007
Current medical cost trend rate	9.5%	7.5%	8.5%
Ultimate medical cost trend rate	5.5%	5.5%	5.5%
Year the medical cost rate reaches ultimate trend rate	2013	2010	2010

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

        A 1.0 percentage point increase in the medical cost trend rate would have increased the fiscal 2009 service and interest components of the post-retirement benefit costs by $0.2 million, while a 1.0 percentage point decrease would have resulted in a decrease of $0.1 million in the same period.

  Funded Status

        The funded status of the defined benefit and post-retirement benefit plans was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
	In millions
Change in fair value of plan assets:
Fair value — beginning of year	$7,313	$4,258	$9,507	$9,816	$401	$489
Addition of plan — EDS	—	4,090	—	3,749	—	—
Acquisition/addition/(deletion) of plans	—	—	(4)	19	—	—
Actual return on plan assets	1,509	(782)	856	(2,673)	(15)	(56)
Employer contributions	55	25	531	145	31	52
Participants' contributions	—	—	84	84	9	48
Benefits paid	(488)	(274)	(449)	(302)	(74)	(131)
Settlements	(18)	(4)	(125)	(15)	—	—
Currency impact	—	—	925	(1,316)	—	—

Fair value — end of year	8,371	7,313	11,325	9,507	352	402

Change in benefit obligation:
Projected benefit obligation — beginning of year	$7,654	$3,982	$10,468	$8,426	$1,096	$1,323
Addition of plan — EDS	—	4,977	—	5,105	—	—
Acquisition/addition/(deletion) of plans	—	—	(40)	34	(9)	—
Impact of change in measurement date	21	—	49	—	1	—
Service cost	27	63	312	281	14	29
Interest cost	592	296	619	475	70	78
Participants' contributions	—	—	84	84	9	48
Actuarial (gain) loss	2,245	(1,386)	2,106	(2,197)	60	(243)
Benefits paid	(488)	(274)	(449)	(302)	(74)	(131)
Plan amendments	1	—	(11)	—	(179)	—
Curtailment	—	—	(22)	—	—	—
Settlement	(18)	(4)	(125)	(15)	—	—
Special termination benefits	—	—	55	4	—	—
Currency impact	—	—	1,098	(1,427)	4	(8)

Projected benefit obligation — end of year	10,034	7,654	14,144	10,468	992	1,096

Plan assets less than benefit obligation	(1,663)	(341)	(2,819)	(961)	(640)	(694)
Contributions after measurement date	—	6	—	38	—	4

Net amount recognized	$(1,663)	$(335)	$(2,819)	$(923)	$(640)	$(690)

Accumulated benefit obligation	$10,031	$7,652	$13,217	$9,726

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

        The net amounts recognized for HP's defined benefit and post-retirement benefit plans in HP's Consolidated Balance Sheets as of October 31, 2009 and October 31, 2008 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
	In millions
Non-current assets	$965	$811	$101	$748	$—	$—
Current liability	(29)	(37)	(38)	(48)	(43)	(70)
Non-current liability	(2,599)	(1,109)	(2,882)	(1,623)	(597)	(620)

Net amount recognized	$(1,663)	$(335)	$(2,819)	$(923)	$(640)	$(690)

        The following table summarizes the pretax net experience loss and prior service benefit recognized in accumulated other comprehensive income for the company's defined benefit and post-retirement benefit plans as of October 31, 2009.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net experience loss	$669	$3,275	$146
Prior service benefit	—	(95)	(503)

Total recognized in accumulated other comprehensive loss	$669	$3,180	$(357)

        The following table summarizes the experience loss and prior service benefit that will be amortized from accumulated other comprehensive income and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net experience loss	$27	$226	$21
Prior service benefit	—	(10)	(80)

Total to be recognized in accumulated other comprehensive (income) loss	$27	$216	$(59)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

        The weighted-average assumptions used to calculate the benefit obligation disclosed as of the 2009 and 2008 fiscal close were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
Discount rate	5.9%	8.0%	5.0%	6.0%	5.4%	7.8%
Average increase in compensation levels	2.0%	2.0%	2.5%	2.6%	—	—
Current medical cost trend rate	—	—	—	—	—	9.5%
Ultimate medical cost trend rate	—	—	—	—	—	5.5%
Year the rate reaches ultimate trend rate	—	—	—	—	—	2013

        Stemming from the plan changes announced in November 2008, the employer subsidy for the U.S. retiree medical plans will "freeze" in fiscal 2010. Therefore, trend rates for 2010 and beyond are no longer relevant to the liability calculation since the excess cost will be picked up by retirees.

        A 1.0 percentage point increase in the medical cost trend rate would have increased the total post-retirement benefit obligation reported at October 31, 2009 by $3 million, while a 1.0 percentage point decrease would have resulted in a decrease of $3 million.

        Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2009	2008	2009	2008
	In millions
Aggregate fair value of plan assets	$3,516	$3,178	$9,247	$4,076
Aggregate projected benefit obligation	$6,144	$4,330	$12,167	$5,782

        Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2009	2008	2009	2008
	In millions
Aggregate fair value of plan assets	$3,515	$3,178	$7,040	$3,710
Aggregate accumulated benefit obligation	$6,141	$4,328	$9,263	$4,962

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

  Plan Asset Allocations

        The weighted-average target and actual asset allocations across the HP and EDS plans at the respective measurement dates were as follows:

	U. S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
		Plan Assets			Plan Assets			Plan Assets
	2009 Target Allocation			2009 Target Allocation			2009 Target Allocation
Asset Category		2009	2008		2009	2008		2009	2008
Public equity securities		29.3%	27.1%		61.6%	59.5%		36.5%	49.5%
Private equity securities		10.9%	14.6%		—	—		33.5%	22.9%
Real estate and other		0.3%	0.5%		4.2%	6.2%		1.3%	2.1%

Equity-related investments	40.0%	40.5%	42.2%	65.5%	65.8%	65.7%	71.5%	71.3%	74.5%
Public debt securities	60.0%	58.7%	56.7%	34.5%	32.9%	33.4%	27.5%	25.9%	23.6%
Cash	0.0%	0.8%	1.1%	0.0%	1.3%	0.9%	1.0%	2.8%	1.9%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

  Investment Policy

        HP's investment strategy for worldwide plan assets is to seek a competitive rate of return relative to an appropriate level of risk depending on the funded status of each plan. The majority of the plans' investment managers employ active investment management strategies with the goal of outperforming the broad markets in which they invest. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. A number of the plans' investment managers are authorized to utilize derivatives for investment or liability exposures, and HP utilizes derivatives to effect asset allocation changes or to hedge certain investment or liability exposures.

        The target asset allocation selected for each U.S. plan reflects a risk/return profile HP feels is appropriate relative to each plan's liability structure and return goals. HP conducts periodic asset-liability studies for U.S. plan assets in order to model various potential asset allocations in comparison to each plan's forecasted liabilities and liquidity needs. HP invests a portion of the U.S. defined benefit plan assets and post-retirement benefit plan assets in private market securities such as venture capital funds, private debt and private equity to provide diversification and higher expected returns.

        Outside the United States, asset allocation decisions are typically made by an independent board of trustees. As in the U.S., investment objectives are aligned to generate returns that will enable the plan to meet its future obligations. In some countries local regulations require adjustments in asset allocation, typically leading to a higher percentage in fixed income than would otherwise be deployed. HP's corporate office acts in a consulting and governance role in reviewing investment strategy and providing a recommended list of investment managers for each country plan, with final decisions on asset allocation and investment managers made by local trustees.

  Basis for Expected Long-Term Rate of Return on Plan Assets

        The expected long-term rate of return on assets for each U.S. plan reflects the expected returns for each major asset class in which the plan invests and the weight of each asset class in the target mix.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

Expected asset class returns reflect the current yield on U.S. government bonds and risk premiums for each asset class. Because HP's investment policy is to employ primarily active investment managers who seek to outperform the broader market, the asset class expected returns are adjusted to reflect the expected additional returns net of fees.

        HP closed the acquisition of EDS on August 26, 2008. Effective with the close of fiscal 2009, HP has merged the assets of the HP and EDS US pension plans after conducting an asset allocation study for the combined plan. The expected return on the plan assets, used in calculating the net benefit costs, is 8% for fiscal 2010, which reflects the result of the most recent asset allocation study and is commensurate with the investment strategy for the merged U.S. pension plan.

        The approach used to arrive at the expected rate of return on assets for the non-U.S. plans reflects the asset allocation policy of each plan and the expected country real returns for equity and fixed income investments. On an annual basis, HP gathers empirical data from the local country subsidiaries to determine expected long-term rates of return for equity and fixed income securities. HP then weights these expected real rates of return based on country specific allocation mixes adjusted for inflation.

  Future Contributions and Funding Policy

        In fiscal 2010, HP expects to contribute approximately $745 million to its pension plans and approximately $30 million to cover benefit payments to U.S. non-qualified plan participants. HP expects to pay approximately $45 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements, as established by local government, funding and taxing authorities.

  Estimated Future Benefits Payable

        HP estimates that the future benefits payable for the retirement and post-retirement plans in place were as follows at October 31, 2009:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans(1)
	In millions
Fiscal year ending October 31
2010	$453	$363	$92
2011	$474	$368	$93
2012	$519	$398	$90
2013	$556	$435	$88
2014	$470	$478	$86
Next five fiscal years to October 31, 2019	$2,858	$3,120	$414

(1)
The estimated future benefits payable for the post-retirement plans are reflected net of the expected Medicare Part D subsidy.

Note 17: Commitments

        HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance and include renewal options and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Commitments (Continued)

escalation clauses. Rent expense was approximately $1,112 million in fiscal 2009, $935 million in fiscal 2008 and $767 million in fiscal 2007. The increase in fiscal 2009 rent expense was primarily a result of the EDS acquisition in August 2008. Sublease rental income was approximately $53 million in fiscal 2009, $37 million in fiscal 2008 and $44 million in fiscal 2007.

        At October 31, 2009, property under capital lease which was comprised primarily of equipment and furniture was approximately $723 million and was included in property, plant and equipment in the accompanying Consolidated Balance Sheet. Accumulated depreciation on the property under capital lease was approximately $406 million at October 31, 2009. The related depreciation is included in depreciation expense.

        Future annual minimum lease payments, sublease rental income commitments and capital lease commitments at October 31, 2009 were as follows:

	2010	2011	2012	2013	2014	Thereafter	Total
	In millions
Minimum lease payments	$988	$779	$519	$365	$265	$637	$3,553
Less: Sublease rental income	(39)	(29)	(25)	(20)	(13)	(15)	(141)

	$949	$750	$494	$345	$252	$622	$3,412

Capital lease commitments	$134	$82	$60	$39	$23	$230	$568
Less: Interest payments	(18)	(11)	(7)	(4)	(3)	(2)	(45)

	$116	$71	$53	$35	$20	$228	$523

        At October 31, 2009, HP had unconditional purchase obligations of approximately $2.0 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related principally to inventory and other items. Future unconditional purchase obligations at October 31, 2009 were as follows:

	2010	2011	2012	2013	2014	Thereafter
	In millions
Unconditional purchase obligations	$1,775	$118	$106	$15	$16	$3

Note 18: Litigation and Contingencies

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

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

        In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under the existing law. The court issued a written decision on January 25, 2008, and VG Wort subsequently filed an application with the German Federal Supreme Court under Section 321a of the German Code of Civil Procedure contending that the court did not consider their arguments. On May 9, 2008, the German Federal Supreme Court denied VG Wort's application. In addition, VG Wort has appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. HP and the industry association BITKOM have responded to VG Wort's claim.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in the Munich Civil Court in Munich, Germany seeking levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against FSC. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that FSC must pay 12 euros plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. FSC filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, not subject to the levies on photocopiers established by that law. VG Wort has filed a claim with the German Federal Constitutional Court challenging that ruling. FSC and BITKOM have responded to VG Wort's claim.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

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

        Sky Subscribers Services Limited and British Sky Broadcasting Limited v. EDS and EDS Limited (UK) is a lawsuit filed on August 17, 2004 by Sky Subscribers Services Limited and British Sky Broadcasting Limited against Electronic Data Systems Corporation ("EDS"), a company that HP acquired in August 2008, and EDS Limited (UK) ("EDS UK"), one of EDS's subsidiaries, alleging deceit, negligent misrepresentation, negligent misstatement and breach of contract. The claims arose out of a customer relationship management project that was awarded to EDS in 2000, the principal objective of which was to develop a customer call center in Scotland. EDS's main role in the project was as systems integrator. On November 12, 2004, EDS and EDS UK filed their defense and counterclaim denying the claims and seeking damages for monies owed under the contract. The trial of this action commenced on October 15, 2007, and final arguments concluded on July 30, 2008. At trial, the plaintiffs claimed damages in excess of £700 million, and EDS and EDS UK counterclaimed for damages of approximately £5 million. HP expects to receive a decision from the court in January 2010.

        Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit in which HP was joined on June 14, 2004 that is pending in state court in Santa Clara County, California. The lawsuit alleges that HP (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class. On February 27, 2009, the court denied with prejudice plaintiffs' motion for nationwide class certification for a third time. The plaintiffs have appealed the court's decision.

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

  •
  A consolidated lawsuit captioned In re HP Inkjet Printer Litigation is pending in the United States District Court for the Northern District of California where the plaintiffs are seeking class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. On January 4, 2008, the court heard plaintiffs' motions for class certification and to add a class representative and HP's motion for summary judgment. On July 25, 2008, the court denied all three motions. On March 30, 2009, the plaintiffs filed a renewed motion for class certification. A hearing on the plaintiffs' motion for class certification is scheduled for January 8, 2010.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

  •
  A lawsuit captioned Blennis v. HP was filed on January 17, 2007 in the United States District Court for the Northern District of California where the plaintiffs are seeking class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. A class certification hearing is scheduled for April 23, 2010.

  •
  Four class actions against HP and its subsidiary, Hewlett-Packard (Canada) Co., are pending in Canada, one commenced in British Columbia in February 2006, two commenced in Quebec in April 2006 and May 2006, respectively, and one commenced in Ontario in June 2006, where the plaintiffs are seeking class certification, restitution, declaratory relief, injunctive relief and unspecified statutory, compensatory and punitive damages. A class authorization hearing for one of the cases pending in Quebec was tentatively scheduled for December 10, 2009; that hearing has been postponed and no new date has been set by the court.

        Baggett v. HP is a consumer class action filed against HP on June 6, 2007 in the United States District Court for the Central District of California alleging that HP employs a technology in its LaserJet color printers whereby the printing process shuts down prematurely, thus preventing customers from using the toner that is allegedly left in the cartridge. The plaintiffs also allege that HP fails to disclose to consumers that they will be unable to utilize the toner remaining in the cartridge after the printer shuts down. The complaint seeks certification of a nationwide class of purchasers of all HP LaserJet color printers and seeks unspecified damages, restitution, disgorgement, injunctive relief, attorneys' fees and costs. On September 29, 2009, the court granted HP's motion for summary judgment against the named plaintiff and denied plaintiff's motion for class certification as moot. On November 3, 2009, the court entered judgment against the named plaintiff. On November 17, 2009, plaintiff filed an appeal of the court's summary judgment ruling with the United States Court of Appeals for the Ninth Circuit.

        Rich v. HP is a consumer class action filed against HP on May 22, 2006 in the United States District Court for the Northern District of California. The suit alleges that HP designed its color inkjet printers to unnecessarily use color ink in addition to black ink when printing black and white images and text. The plaintiffs are seeking to certify a nationwide injunctive class and a California-only damages class. A class certification hearing is scheduled for February 5, 2010.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

amended judgment reflecting those awards. On June 2, 2009, the court entered a final amended judgment reflecting the total amount of damages, pre-judgment interest and taxable costs. On June 4, 2009, HP filed an amended notice of appeal.

        Fair Labor Standards Act Litigation.    As described below, HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of EDS or HP have been misclassified as exempt employees under the Fair Labor Standards Act and/or in violation of the California Labor Code or other state laws:

  •
  Cunningham and Cunningham, et al. v. Electronic Data Systems Corporation is a purported collective action filed on May 10, 2006 in the U.S. District Court for the Southern District of New York claiming that current and former EDS employees involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. Two other purported collective actions, Steavens, et al. v. Electronic Data Systems Corporation, which was filed on October 23, 2007, and Azar v. Electronic Data Systems Corporation, which was filed on February 20, 2009, are also now pending in the same court alleging similar facts.

  •
  Heffelfinger, et al. v. Electronic Data Systems Corporation is a class action filed on November 2006 in California Superior Court claiming that certain EDS information technology workers in California were misclassified exempt employees. The case was subsequently transferred to the U.S. District Court for the Central District of California, which, on January 7, 2008, certified a class of information technology workers in California. On June 6, 2008, the court granted the defendant's motion for summary judgment. The plaintiffs subsequently filed an appeal with the U.S. Court of Appeals for the Ninth Circuit. Three other purported class actions originally filed in California Superior Court, Jameson, et al. v. Electronic Data Systems Corporation, which was filed on July 16, 2008, Karlbom, et al. v. Electronic Data Systems Corporation, which was filed on March 16, 2009, and George, et al. v. Electronic Data Systems Corporation, which was filed on April 2, 2009, are pending in the U.S. District Court for the Central or Southern District of California alleging similar facts.

  •
  Mathias v. Hewlett-Packard Company is a purported collective action filed on August 21, 2009 in the United States District Court for the Northern District of Georgia, Atlanta Division. The lawsuit alleges that Mathias represents other similarly situated employees who were misclassified as exempt employees.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

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

Note 19: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small and medium sized businesses ("SMBs"), and large enterprises including customers in the government, health and education sectors. HP's offerings span personal computing and other access devices; imaging and printing-related products and services; enterprise information technology ("IT") infrastructure, including enterprise storage and server technology and networking products; software that optimizes business technology investments; financial services including leasing; and multi-vendor customer services, including technology support and maintenance, consulting and integration, information technology and business process outsourcing services and application services.

        HP and its operations are organized into seven business segments for financial reporting purposes: Services, ESS, HP Software, PSG, IPG, HP Financial Services ("HPFS"), and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The business segments disclosed in the accompanying Consolidated Financial Statements are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results. Services, ESS and HP Software are reported collectively as a broader HP Enterprise Business. In order to provide a supplementary view of HP's business, aggregated financial data for the HP Enterprise Business is presented herein.

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

  HP Enterprise Business.

        Each of the business segments within the HP Enterprise Business is described in detail below.

  •
  Services, formerly HP Services, was renamed after the reorganization of the business units subsequent to the acquisition of EDS in August 2008. Services provides consulting, outsourcing and technology services across infrastructure, applications and business process domains. Services is divided into four main business units: infrastructure technology outsourcing, applications services, business process outsourcing and technology services. Infrastructure technology outsourcing delivers comprehensive services that encompass the data center and the workplace (desktop); network and communications; and security, compliance and business continuity. HP also offers a set of managed services, providing a cross-section of its broader infrastructure services for smaller discrete engagements. Applications services help clients revitalize and manage their applications assets through flexible, project-based, consulting services and longer-term outsourcing contracts. These full lifecycle services encompass application development, testing, modernization, system integration, maintenance and management. Business process outsourcing solutions include a broad array of enterprise shared services, customer relationship management services, financial process management services and administrative services. Technology services include consulting and support services, such as mission critical services, converged infrastructure services, networking services, data center transformation services and infrastructure services, as well as warranty support across HP's product lines.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

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

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq business desktops and notebooks, HP EliteBook Tablet Pcs, the HP EliteBook and ProBook lines of professional notebooks, as well as the HP Mini-Note PC, HP Blade PCs, Retail POS systems, and HP Thin Clients. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi media consumer desktops and notebooks, as well as the HP Pavilion Elite desktops, HP Envy Premium notebooks, Touchsmart PCs, HP and Compaq Mini notebooks, Voodoo Gaming PCs and the Media Smart Home Server. HP's Z series desktop workstations and HP Elitebook Mobile Workstations provide advanced graphics, computing, and large modeling capabilities, certified with applications in a wide range of industries and running both Windows® and Linux operating systems. PSG provides a series of HP iPAQ Pocket PC handheld computing devices that run on Windows® Mobile software. These products range from basic PDAs to advanced devices with voice and data capability.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

        Selected operating results information for each business segment was as follows for the following fiscal years ended October 31:

	Total Net Revenue			Earnings (Loss) from Operations
	2009	2008(2)	2007(2)	2009	2008(2)	2007(2)
	In millions
Services(1)	$34,693	$20,977	$15,329	$5,044	$2,518	$1,782
Enterprise Storage and Servers	15,359	19,400	18,639	1,518	2,577	2,148
HP Software	3,572	4,220	3,628	684	499	248

HP Enterprise Business	53,624	44,597	37,596	7,246	5,594	4,178

Personal Systems Group	35,305	42,295	36,409	1,661	2,375	1,939
Imaging and Printing Group	24,011	29,614	28,609	4,310	4,559	4,293
HP Financial Services	2,673	2,698	2,336	206	192	155
Corporate Investments	768	965	762	(56)	49	(57)

Segment total	$116,381	$120,169	$105,712	$13,367	$12,769	$10,508

(1)
Includes the results of EDS, which was acquired on August 26, 2008, from the date of acquisition.

(2)
Certain fiscal 2009 organizational reclassifications have been reflected retroactively to provide improved visibility and comparability. In fiscal 2008 and 2007, the reclassifications resulted in the transfer of revenue and operating profit among the Services, HP Software and Imaging and Printing Group financial reporting segments. In addition, certain previously allocated costs were reclassified to unallocated costs related to stock-based compensation expense. There was no impact on the previously reported financial results for the Enterprise Storage and Servers, Personal Systems Group, HP Financial Services and Corporate Investments segments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

        The reconciliation of segment operating results information to HP consolidated totals was as follows for the following fiscal years ended October 31:

	2009	2008	2007
	In millions
Net revenue:
Segment total	$116,381	$120,169	$105,712
Elimination of intersegment net revenue and other	(1,829)	(1,805)	(1,426)

Total HP consolidated net revenue	$114,552	$118,364	$104,286

Earnings before taxes:
Total segment earnings from operations	$13,367	$12,769	$10,508
Corporate and unallocated costs and eliminations	(219)	(461)	(439)
Unallocated costs related to certain stock-based compensation expense	(552)	(512)	(507)
Amortization of purchased intangible assets	(1,571)	(967)	(783)
In-process research and development charges	(7)	(45)	(190)
Acquisition-related charges	(242)	(41)	—
Restructuring charges	(640)	(270)	(387)
Pension curtailments and settlements, net	—	—	517
Interest and other, net	(721)	—	458

Total HP consolidated earnings before taxes	$9,415	$10,473	$9,177

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. Corporate and unallocated assets are composed primarily of cash and cash equivalents. As described above, fiscal 2009 segment asset information is stated based on the fiscal 2009 organizational structure. Total assets by segment as well as for HP Enterprise Business and the reconciliation of segment assets to HP consolidated total assets were as follows at October 31:

	2009	2008	2007
	In millions
Services	$43,555	$42,507	$17,232
Enterprise Storage and Servers	11,662	11,644	13,518
HP Software	8,936	8,919	8,366

HP Enterprise Business	$64,153	$63,070	$39,116

Personal Systems Group	14,825	16,436	14,153
Imaging and Printing Group	11,698	14,156	14,573
HP Financial Services	10,806	9,174	9,001
Corporate Investments	460	365	297
Corporate and unallocated assets	12,857	10,130	11,559

Total HP consolidated assets	$114,799	$113,331	$88,699

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

  Major Customers

        No single customer represented 10% or more of HP's total net revenue in any fiscal year presented.

  Geographic Information

        Net revenue, classified by the major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2009	2008	2007
	In millions
Net revenue:
U.S.	$41,314	$36,932	$34,814
Non-U.S.	73,238	81,432	69,472

Total HP consolidated net revenue	$114,552	$118,364	$104,286

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

        At October 31, 2009 and 2008, Belgium and the United States had 10% or more of HP's total consolidated net assets. At October 31, 2007, no single country other than the United States had 10% or more of HP's total consolidated net assets.

        No single country other than the United States had more than 10% of HP's total consolidated net property, plant and equipment in any period presented. HP's long-lived assets other than goodwill and purchased intangible assets, are composed principally of net property, plant and equipment.

        Net property, plant and equipment, classified by major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2009	2008	2007
	In millions
Net property, plant and equipment:
U.S.	$6,316	$6,223	$4,321
Non-U.S.	4,946	4,615	3,477

Total HP consolidated net property, plant and equipment	$11,262	$10,838	$7,798

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

  Net revenue by segment and business unit

        The following table provides net revenue by segment and business unit for the following fiscal years ended October 31:

	2009	2008(2)	2007(2)
	In millions
Net revenue:
Infrastructure technology outsourcing	$15,751	$7,488	$4,671
Technology services	9,789	10,297	9,441
Application services	6,032	2,411	1,102
Business process outsourcing	2,941	723	115
Other	180	58	—

Services(1)	34,693	20,977	15,329

Industry standard servers	9,296	11,657	11,380
Storage	3,473	4,205	3,706
Business critical systems	2,590	3,538	3,553

Enterprise Storage and Servers	15,359	19,400	18,639

Business technology optimization	2,385	2,792	2,276
Other software	1,187	1,428	1,352

HP Software	3,572	4,220	3,628

HP Enterprise Business	53,624	44,597	37,596

Notebooks	20,210	22,657	17,650
Desktops	12,864	16,643	15,889
Workstations	1,261	1,885	1,721
Handhelds	172	360	531
Other	798	750	618

Personal Systems Group	35,305	42,295	36,409

Supplies	16,532	18,472	17,018
Commercial hardware	4,778	7,422	7,371
Consumer hardware	2,701	3,720	4,220

Imaging and Printing Group	24,011	29,614	28,609

HP Financial Services	2,673	2,698	2,336
Corporate Investments	768	965	762

Total segments	116,381	120,169	105,712

Eliminations of inter-segment net revenue and other	(1,829)	(1,805)	(1,426)

Total HP consolidated net revenue	$114,552	$118,364	$104,286

(1)
Includes the results of EDS, which was acquired on August 26, 2008, from the date of acquisition. The businesses included in the former HP consulting and integration business unit were divided among the application services and technology services business units and the HP Software

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

  segment. The businesses included in the former outsourcing services business unit were divided among the infrastructure technology outsourcing and business process outsourcing business units. The infrastructure technology outsourcing, application services and business process outsourcing business units were added with the technology services business unit, and these four business units now comprise the Services segment.

(2)
Certain fiscal 2009 organizational reclassifications have been reflected retroactively to provide improved visibility and comparability. In fiscal 2008 and 2007, the reclassifications resulted in the transfer of revenue among the Services, HP Software and Imaging and Printing Group financial reporting segments. In addition, revenue was transferred among the business units within the Services, HP Software, Imaging and Printing Group, and Personal Systems Group segments. There was no impact on the previously reported financial results for the Enterprise Storage and Servers, HP Financial Services and Corporate Investments segments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	Three-month periods ended
	January 31	April 30	July 31	October 31(3)
	(Restated)	(Restated)	(Restated)
2009
Net revenue	$28,807	$27,383	$27,585	$30,777
Cost of sales(1)	22,073	20,945	21,031	23,475
Research and development	732	716	667	704
Selling, general and administrative	2,893	2,880	2,874	2,966
Amortization of purchased intangible assets	412	380	379	400
In-process research and development charges	6	—	—	1
Restructuring charges	146	94	362	38
Acquisition-related charges	48	75	59	60
Total costs and expenses	26,310	25,090	25,372	27,644
Earnings from operations	2,497	2,293	2,213	3,133
Interest and other, net	(232)	(180)	(177)	(132)
Earnings before taxes	2,265	2,113	2,036	3,001
Provision for taxes	409	392	365	589
Net earnings	$1,856	$1,721	$1,671	$2,412
Net earnings per share:(2)
Basic	$0.77	$0.72	$0.70	$1.02
Diluted	$0.75	$0.71	$0.69	$0.99
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share stock prices on the New York Stock Exchange
Low	$28.23	$25.39	$33.40	$42.14
High	$39.53	$37.40	$43.55	$49.20

        The amounts previously reported in HP's Quarterly Reports on Form 10-Q for fiscal 2009 have been restated for the adoption of ASU 2009-13 and ASU 2009-14, which are discussed more fully in Note 1. The impact from the adoption was as follows:

	Three-month periods ended
	January 31	April 30	July 31
Net Revenue	$7	$32	$134
Cost of sales	4	26	95
Earnings before taxes	3	6	39
Net earnings	2	5	29
Net earnings per share—Diluted	$—	$0.01	$0.02

	Three-month periods ended
	January 31		April 30		July 31		October 31
2008
Net revenue	$28,467		$28,262		$28,032		$33,603
Cost of sales(1)	21,444	(4)	21,205	(4)	21,197	(4)	25,853	(4)
Research and development	898		908		895		842
Selling, general and administrative	3,296	(4)	3,331	(4)	3,193	(4)	3,506	(4)
Amortization of purchased intangible assets	206		211		213		337
In-process research and development charges	—		13		—		32
Restructuring charges	10		4		5		251
Acquisition-related charges	—		—		—		41
Total costs and expenses	25,854		25,672		25,503		30,862
Earnings from operations	2,613		2,590		2,529		2,741
Interest and other, net	72		3		23		(98)
Earnings before taxes	2,685		2,593		2,552		2,643
Provision for taxes	552		536		525		531
Net earnings	$2,133		$2,057		$2,027		$2,112
Net earnings per share:(2)
Basic	$0.83		$0.83		$0.82		$0.87
Diluted	$0.80		$0.80		$0.80		$0.84
Cash dividends paid per share	$0.08		$0.08		$0.08		$0.08
Range of per share stock prices on the New York Stock Exchange
Low	$39.99		$40.16		$40.83		$30.03
High	$53.48		$49.69		$49.97		$49.20

(1)
Cost of products, cost of services and financing interest.

(2)
EPS for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

(3)
As a result of the adoption of ASU 2009-13 and ASU 2009-14, fourth quarter net revenue and net earnings were higher by $82 million and $19 million, respectively.

(4)
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

        The following information is included in HP's Proxy Statement related to its 2010 Annual Meeting of Stockholders to be filed within 120 days after HP's fiscal year end of October 31, 2009 (the "Proxy Statement") and is incorporated herein by reference:

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

  2.
  Financial Statement Schedules:

  Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended October 31, 2009.

  All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

  3.
  Exhibits:

  A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by HP) is provided in the accompanying Exhibit Index. HP will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Stockholders may request exhibits copies by contacting:

      Hewlett-Packard Company
      Attn: Investor Relations
      3000 Hanover Street
      Palo Alto, CA 94304
      (866) GET-HPQ1 or (866) 438-4771

Schedule II

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

	For the fiscal years ended October 31
	2009	2008	2007
	In millions
Allowance for doubtful accounts — accounts receivable:
Balance, beginning of period	$553	$226	$220
Amount acquired through acquisition	—	245	3
Addition of bad debt provision	282	226	32
Deductions, net of recoveries	(206)	(144)	(29)

Balance, end of period	$629	$553	$226

Allowance for doubtful accounts — financing receivables:
Balance, beginning of period	$90	$84	$80
Additions to allowance	63	49	15
Deductions, net of recoveries	(45)	(43)	(11)

Balance, end of period	$108	$90	$84

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 17, 2009	HEWLETT-PACKARD COMPANY
	By:	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer

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

Signature	Title(s)	Date

/s/ MARK V. HURD Mark V. Hurd	Chairman, Chief Executive Officer and President (Principal Executive Officer)	December 17, 2009
/s/ CATHERINE A. LESJAK Catherine A. Lesjak	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 17, 2009
/s/ JAMES T. MURRIN James T. Murrin	Senior Vice President and Controller (Principal Accounting Officer)	December 17, 2009
/s/ MARC L. ANDREESSEN Marc L. Andreessen	Director	December 17, 2009
/s/ LAWRENCE T. BABBIO, JR. Lawrence T. Babbio, Jr.	Director	December 17, 2009
/s/ SARI M. BALDAUF Sari M. Baldauf	Director	December 17, 2009
/s/ RAJIV L. GUPTA Rajiv L. Gupta	Director	December 17, 2009

Signature	Title(s)	Date

/s/ JOHN H. HAMMERGREN John H. Hammergren	Director	December 17, 2009
/s/ JOEL Z. HYATT Joel Z. Hyatt	Director	December 17, 2009
/s/ JOHN R. JOYCE John R. Joyce	Director	December 17, 2009
/s/ ROBERT L. RYAN Robert L. Ryan	Director	December 17, 2009
/s/ LUCILLE S. SALHANY Lucille S. Salhany	Director	December 17, 2009
/s/ G. KENNEDY THOMPSON G. Kennedy Thompson	Director	December 17, 2009

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective March 18, 2009.	8-K	001-04423	3.1	September 17, 2009
4(a)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due June 15, 2009 and Floating Rate Global Note due June 15, 2010.	10-Q	001-04423	4(l)	September 7, 2007
4(h)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(i)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(j)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009
4(k)	Form of Registrant's Floating Rate Global Note due May 27, 2011, 2.25% Global Note due May 27, 2011 and 2.95% Global Note due August 15, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	May 28, 2009
4(l)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
9	None.
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(s)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(t)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(u)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(v)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(w)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(y)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(z)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(a)(a)
	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(a)(a)	June 8, 2007
10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(d)(d)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(e)(e)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(f)(f)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)(g)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(h)(h)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(i)(i)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(k)(k)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
10(l)(l)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(m)(m)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(n)(n)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(o)(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(p)(p)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(q)(q)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(r)(r)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(s)(s)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(t)(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(u)(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(v)(v)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(w)(w)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(x)(x)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(x)(x)	December 18, 2008
10(y)(y)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(z)(z)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(a)(a)(a)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(b)(b)(b)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(c)(c)(c)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(d)(d)(d)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	None.
16	None.
18	None.
21	Subsidiaries of the registrant as of October 31, 2009.‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
22	None.
23	Consent of Independent Registered Public Accounting Firm.‡
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
33-35	None.
101.INS	XBRL Instance Document.§
101.SCH	XBRL Taxonomy Extension Schema Document.§
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.§
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.§
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.§
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.§

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