Form 10-Q
period 2010-01-31
HEWLETT PACKARD CO
filed 2010-03-11
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2010
Or
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

        The number of shares of HP common stock outstanding as of February 28, 2010 was 2,345,093,045 shares.

 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases, acquisition synergies, currency exchange rates or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of cost reduction programs and restructuring plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the execution and performance of contracts by HP and its customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of cost reduction programs and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission reports, including HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2009. HP assumes no obligation and does not intend to update these forward-looking statements.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended January 31
	2010	2009
	In millions, except per share amounts
Net revenue:
Products	$21,003	$18,629
Services	10,067	10,089
Financing income	107	89

Total net revenue	31,177	28,807

Costs and expenses:
Cost of products	16,347	14,168
Cost of services	7,636	7,819
Financing interest	79	86
Research and development	681	732
Selling, general and administrative	2,932	2,893
Amortization of purchased intangible assets	330	412
In-process research and development charges	—	6
Restructuring charges	131	146
Acquisition-related charges	38	48

Total operating expenses	28,174	26,310

Earnings from operations	3,003	2,497

Interest and other, net	(199)	(232)

Earnings before taxes	2,804	2,265
Provision for taxes	554	409

Net earnings	$2,250	$1,856

Net earnings per share:
Basic	$0.95	$0.77

Diluted	$0.93	$0.75

Cash dividends declared per share	$0.16	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	2,358	2,410

Diluted	2,427	2,464

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	January 31, 2010	October 31, 2009
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,547	$13,279
Short-term investments	60	55
Accounts receivable	14,503	16,537
Financing receivables	2,765	2,675
Inventory	6,630	6,128
Other current assets	14,192	13,865

Total current assets	51,697	52,539

Property, plant and equipment	11,164	11,262
Long-term financing receivables and other assets	11,423	11,289
Goodwill	33,068	33,109
Purchased intangible assets	6,266	6,600

Total assets	$113,618	$114,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$1,862	$1,850
Accounts payable	13,557	14,809
Employee compensation and benefits	3,038	4,071
Taxes on earnings	983	910
Deferred revenue	6,412	6,182
Accrued restructuring	899	1,109
Other accrued liabilities	14,122	14,072

Total current liabilities	40,873	43,003

Long-term debt	14,009	13,980
Other liabilities	16,845	17,052	(1)
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,349 and 2,365 shares issued and outstanding, respectively)	23	24
Additional paid-in capital	14,158	13,804
Retained earnings	30,391	29,936
Accumulated other comprehensive loss	(2,944)	(3,247)

Total HP stockholders' equity	41,628	40,517
Noncontrolling interests	263	247	(1)

Total stockholders' equity	41,891	40,764

Total liabilities and stockholders' equity	$113,618	$114,799

(1)
Reflects the adoption of the accounting standard related to the presentation of noncontrolling interests in consolidated financial statements.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three months ended January 31
	2010	2009
	In millions
Cash flows from operating activities:
Net earnings	$2,250	$1,856
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,162	1,214
Stock-based compensation expense	181	160
Provision for doubtful accounts—accounts and financing receivables	51	85
Provision for inventory	41	83
In-process research and development charges	—	6
Restructuring charges	131	146
Deferred taxes on earnings	(192)	(63)
Excess tax benefit from stock-based compensation	(128)	(13)
Other, net	87	3
Changes in operating assets and liabilities:
Accounts and financing receivables	1,875	1,780
Inventory	(543)	156
Accounts payable	(1,268)	(3,089)
Taxes on earnings	479	263
Restructuring	(400)	(209)
Other assets and liabilities	(1,319)	(1,252)

Net cash provided by operating activities	2,407	1,126

Cash flows from investing activities:
Investment in property, plant and equipment	(821)	(816)
Proceeds from sale of property, plant and equipment	112	152
Purchases of available-for-sale securities and other investments	(9)	—
Maturities and sales of available-for-sale securities and other investments	—	46
Receipts (payments) in connection with business acquisitions, net	7	(345)

Net cash used in investing activities	(711)	(963)

Cash flows from financing activities:
Issuance of commercial paper and notes payable, net	78	57
Issuance of debt	29	2,004
Payment of debt	(80)	(69)
Issuance of common stock under employee stock plans	1,319	299
Repurchase of common stock	(2,713)	(1,238)
Excess tax benefit from stock-based compensation	128	13
Dividends	(189)	(193)

Net cash (used in) provided by financing activities	(1,428)	873

Increase in cash and cash equivalents	268	1,036
Cash and cash equivalents at beginning of period	13,279	10,153

Cash and cash equivalents at end of period	$13,547	$11,189

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under financing arrangement	$—	$264
Purchase of assets under capital lease	$53	$12

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of January 31, 2010, its results of operations and cash flows for the three months ended January 31, 2010 and January 31, 2009. The Consolidated Condensed Balance Sheet as of October 31, 2009 is derived from the October 31, 2009 audited consolidated financial statements. Certain reclassifications have been made to prior-period amounts in order to conform to the current period presentation.

        The results of operations for the three months ended January 31, 2010 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

  Accounting Pronouncements

        The following disclosure on accounting pronouncements includes those that may apply to the historical financial statements.

        In December 2007, the Financial Accounting Standards Board ("FASB") issued a new accounting standard related to noncontrolling interests. The standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. In January 2010, the FASB issued Accounting Standards Update No. 2010-02, "Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification." This update clarifies the scope of the decrease in ownership provisions and also requires expanded disclosures. HP adopted these standards in the first quarter of fiscal 2010 with retrospective application of the presentation and disclosure requirements. Noncontrolling interests of $247 million at October 31, 2009 were reclassified from Other liabilities to Stockholders' equity in the Consolidated Condensed Balance Sheet as of October 31, 2009. Income attributable to noncontrolling interests was immaterial for the three months ended January 31, 2010 and January 31, 2009.

        In June 2008, the FASB issued a new accounting standard that clarifies when instruments granted in share-based payment transactions should be included in computing earnings per share ("EPS"). Under the new standard, companies are required to include unvested share-based payment awards that contain non-forfeitable rights to receive dividends in their calculation of basic EPS and are required to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

calculate basic EPS using the "two-class method." The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. HP adopted this new accounting standard on a retrospective basis in the first quarter of fiscal 2010, and the adoption did not have a material impact on EPS.

        In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities. It eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This new standard also requires additional disclosures about an enterprise's involvement in variable interest entities. HP will adopt this new accounting standard in the first quarter of fiscal 2011. HP is continuing to evaluate the impact the adoption of this standard will have on its consolidated condensed financial statements.

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include incentive compensation plans and an employee stock purchase plan. Incentive compensation plans include principal option plans as well as various stock option plans assumed through acquisitions. Principal option plans include performance-based restricted units ("PRU"), stock options and restricted stock awards.

        Total stock-based compensation expense before income taxes for the three months ended January 31, 2010 and 2009 was $181 million and $160 million, respectively. The resulting income tax benefit for the three months ended January 31, 2010 and 2009 was $58 million and $48 million, respectively.

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

        As the cash flow goals are considered performance conditions, the expense for these awards, net of estimated forfeitures, is recorded over the three-year performance period based on the number of shares that are expected to be earned based on the achievement of the cash flow goals during the performance period.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        HP estimates the fair value of a target PRU share using the Monte Carlo simulation model, as the TSR modifier contains a market condition. The following weighted-average assumptions were used to determine the weighted-average fair values of the PRU awards:

	Three months ended January 31
	2010	2009
Weighted-average fair value of grants per share	$57.13 (1)	$40.56 (2)
Expected volatility(3)	38%	35%
Risk-free interest rate	0.73%	1.34%
Dividend yield	0.64%	0.88%
Expected life in months	22	30

(1)
Reflects the weighted-average fair value for the third year of the three-year performance period applicable to PRUs granted in fiscal 2008, for the second year of the three-year performance period applicable to PRUs granted in fiscal 2009 and for the first year of the three-year performance period applicable to PRUs granted in the three months ended January 31, 2010. The estimated fair value of a target share for the third year for PRUs granted in fiscal 2009 and for the second and third years for PRUs granted in the three months ended January 31, 2010 will be determined on the measurement date applicable to those PRUs, which will be the date that the annual cash flow goals are approved for those PRUs, and the expense will be amortized over the remainder of the applicable three-year performance period.

(2)
Reflects the weighted-average fair value for the second year of the three-year performance period applicable to PRUs granted in fiscal 2008 and for the first year of the three-year performance period applicable to PRUs granted in the three months ended January 31, 2009.

(3)
HP uses historic volatility for PRU awards as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Outstanding PRUs as of January 31, 2010 and changes during the three months ended January 31, 2010 were as follows:

Shares (in thousands)
Outstanding at October 31, 2009	24,723
Granted	7,278
Vested	—
Change in units due to performance and market conditions	(1,313)
Forfeited	(438)

Outstanding at January 31, 2010	30,250

Outstanding PRUs assigned a fair value at January 31, 2010	21,198 (1)

(1)
Excludes target shares for the third year for PRUs granted in fiscal 2009 and for the second and third years for PRUs granted in the three months ended January 31, 2010 as the measurement date has not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual cash flow goals are approved.

        At January 31, 2010, there was $608 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average vesting period of 1.6 years.

  Stock Options

        HP estimated the weighted-average fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended January 31
	2010	2009
Weighted-average fair value of grants per share	$14.42	$14.22
Implied volatility	30%	51%
Risk-free interest rate	2.34%	1.79%
Dividend yield	0.64%	0.95%
Expected life in months	62	60

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Option activity as of January 31, 2010 and changes during the three months ended January 31, 2010 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2009	233,214	$33
Granted	189	$50
Exercised	(35,621)	$35
Forfeited/cancelled/expired	(1,713)	$47

Outstanding at January 31, 2010	196,069	$33	2.6	$3,130

Vested and expected to vest at January 31, 2010	195,063	$32	2.5	$3,124

Exercisable at January 31, 2010	185,288	$32	2.3	$3,065

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on January 31, 2010. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the first quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three months ended January 31, 2010 was $548 million.

        At January 31, 2010, there was $136 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average vesting period of 1.5 years.

  Restricted Stock Awards

        Non-vested restricted stock awards as of January 31, 2010 and changes during the three months ended January 31, 2010 were as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding at October 31, 2009	6,864	$44
Granted	686	$50
Vested	(410)	$41
Forfeited	(319)	$43

Outstanding at January 31, 2010	6,821	$45

        At January 31, 2010, there was $116 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.3 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share

        HP calculates basic earnings per share using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding stock options, PRUs, restricted stock units, and restricted stock.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended January 31
	2010	2009
	In millions, except per share amounts
Numerator:
Net earnings(1)	$2,250	$1,856

Denominator:
Weighted-average shares used to compute basic EPS	2,358	2,410
Dilutive effect of employee stock plans	69	54

Weighted-average shares used to compute diluted EPS	2,427	2,464

Net earnings per share:
Basic	$0.95	$0.77
Diluted	$0.93	$0.75

(1)
Net earnings available to participating securities were not significant for the first quarter of fiscal 2010 and 2009. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. In the first quarter of fiscal 2010 and 2009, HP excluded from the calculation of diluted EPS options to purchase 21 million shares and 107 million shares, respectively. HP also excluded from the calculation of diluted EPS options to purchase an additional 2 million shares and 1 million shares in the first quarter of fiscal 2010 and 2009, respectively, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock because their effect would be anti-dilutive.

        During the first quarter of fiscal 2010 and 2009, HP granted PRU awards representing at target approximately 7 million shares and 14 million shares, respectively. HP includes the shares underlying PRU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. Accordingly, for the first quarter of fiscal 2010, HP has included 9 million shares underlying the PRU awards granted in fiscal 2009 and 2008 when calculating diluted EPS as those shares became contingently issuable upon the satisfaction of the cash flow from operations condition with respect to the first year of the three-year performance period applicable to the fiscal 2009 awards and the first and second years of the three-year performance period applicable to the fiscal 2008 awards. HP has excluded all other shares underlying the fiscal 2009 and 2008 PRU awards and all shares underlying the fiscal 2010 awards when calculating diluted EPS as those shares are not contingently issuable. For the first quarter of fiscal 2009, HP has included

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

2 million shares underlying the PRU awards granted in fiscal 2008 when calculating diluted EPS as those shares became contingently issuable upon the satisfaction of the cash flow from operations condition with respect to the first year of the three-year performance period applicable to the fiscal 2008 awards. HP has excluded all other shares underlying the fiscal 2008 PRU awards and all shares underlying the fiscal 2009 awards when calculating diluted EPS as those shares were not contingently issuable.

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	January 31, 2010	October 31, 2009
	In millions
Accounts receivable	$15,069	$17,166
Allowance for doubtful accounts	(566)	(629)

	$14,503	$16,537

Financing receivables	$2,811	$2,723
Allowance for doubtful accounts	(46)	(48)

	$2,765	$2,675

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was $538 million as of January 31, 2010. HP sold $506 million of trade receivables during the first three months of fiscal 2010. As of January 31, 2010, HP had $140 million available under these programs.

  Inventory

	January 31, 2010	October 31, 2009
	In millions
Finished goods	$4,327	$4,092
Purchased parts and fabricated assemblies	2,303	2,036

	$6,630	$6,128

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

  Property, Plant and Equipment

	January 31, 2010	October 31, 2009
	In millions
Land	$521	$513
Buildings and leasehold improvements	7,776	7,472
Machinery and equipment	12,954	12,959

	21,251	20,944

Accumulated depreciation	(10,087)	(9,682)

	$11,164	$11,262

Note 5: Acquisitions

  Pending acquisition in fiscal 2010

        In November 2009, HP entered into a definitive agreement to acquire 3Com Corporation ("3Com"), a global enterprise provider of networking switching, routing and security solutions, at a price of $7.90 per share in cash or an enterprise value of approximately $2.7 billion. The acquisition has received clearance from U.S. and European Union regulatory authorities and the approval of 3Com's stockholders. The closing of the acquisition is subject to certain closing conditions, including obtaining requisite approvals on clearances under certain antitrust or competition laws. The transaction is expected to close in HP's second fiscal quarter of 2010.

Note 6: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of January 31, 2010 and changes in the carrying amount of goodwill for the three months ended January 31, 2010 are as follows:

	Services	Enterprise Storage and Servers	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2009	$16,829	$5,005	$6,140	$2,487	$2,460	$144	$44	$33,109
Goodwill adjustments	(30)	(6)	(1)	(3)	(1)	—	—	(41)

Balance at January 31, 2010	$16,799	$4,999	$6,139	$2,484	$2,459	$144	$44	$33,068

        During the three months ended January 31, 2010, HP recorded reductions to goodwill primarily for tax adjustments related to tax deductible stock-based awards for the acquisition of Compaq Computer Corporation for which the acquisition date was before the effective date of the new guidance for business combinations. HP also recorded reductions to goodwill for currency translation related to certain of Electronic Data Systems Corporation's ("EDS") foreign subsidiaries whose functional currency is not the U.S. dollar.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Goodwill and Purchased Intangible Assets (Continued)

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	January 31, 2010			October 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$6,761	$(3,230)	$3,531	$6,763	$(3,034)	$3,729
Developed and core technology and patents	4,169	(2,878)	1,291	4,171	(2,747)	1,424
Product trademarks	247	(225)	22	247	(222)	25

Total amortizable purchased intangible assets	11,177	(6,333)	4,844	11,181	(6,003)	5,178
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$12,599	$(6,333)	$6,266	$12,603	$(6,003)	$6,600

        For the three months ended January 31, 2010, adjustments made to purchased intangibles relate primarily to currency translation on certain of EDS's foreign subsidiaries whose functional currency is not the U.S. dollar.

        Estimated future amortization expense related to finite lived purchased intangible assets at January 31, 2010 is as follows:

Fiscal year:	In millions
2010 (remaining nine months)	$976
2011	1,052
2012	854
2013	716
2014	464
Thereafter	782

Total	$4,844

Note 7: Restructuring Charges

  Fiscal 2009 Restructuring Plan

        In May 2009, HP's management approved and initiated a restructuring plan to structurally change and improve the effectiveness of the Imaging and Printing Group ("IPG"), the Personal Systems Group ("PSG"), and Enterprise Storage and Servers ("ESS"). The total expected cost of the plan is $303 million in severance-related costs associated with the planned elimination of approximately 5,000 positions. As of January 31, 2010, approximately 2,800 positions have been eliminated. HP expects the majority of the restructuring costs to be paid out by the fourth quarter of fiscal 2010. In future

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Restructuring Charges (Continued)

quarters, HP expects to record an additional charge of approximately $5 million related to severance costs associated with this plan.

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

        The total expected cost of this restructuring plan is $3.0 billion, consisting mainly of severance costs to eliminate approximately 25,000 positions, costs to vacate duplicative facilities and costs associated with early termination of certain contractual obligations. As of January 31, 2010, over 20,000 positions have been eliminated. HP expects the majority of the restructuring costs associated with severance to be paid out by the second quarter of fiscal 2010. In future quarters, HP expects to record an additional charge of approximately $412 million related to the cost to vacate duplicative facilities and severance costs.

        Approximately $1.5 billion of the expected costs were associated with pre-acquisition EDS and were reflected in the purchase price of EDS. These costs are subject to change based on the actual costs incurred. The remaining costs are primarily associated with HP and were recorded as a restructuring charge.

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the three months ended January 31, 2010 were as follows:

		Three months ended January 31, 2010 charges				As of January 31, 2010
	Balance, October 31, 2009		Cash payments	Non-cash settlements and other adjustments	Balance, January 31, 2010	Total costs and adjustments to date	Total expected costs and adjustments
Fiscal 2009 Plan	$248	$1	$(45)	$(6)	$198	$298	$303
Fiscal 2008 HP/EDS Plan:
Severance	$747	$101	$(330)	$(24)	$494	$2,011	$2,017
Infrastructure	419	29	(20)	(7)	421	529	935

Total severance and other restructuring activities	$1,166	$130	$(350)	$(31)	$915	$2,540	$2,952

Total restructuring plans	$1,414	$131	$(395)	$(37)	$1,113	$2,838	$3,255

        At January 31, 2010 and October 31, 2009, HP had $44 million and $51 million, respectively, of restructuring liabilities associated with previous restructuring actions that are complete but have cash

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Restructuring Charges (Continued)

payouts anticipated to occur through 2012. For the three months ended January 31, 2010, cash payouts of $5 million and other adjustments of $2 million were recorded against these liabilities.

        At January 31, 2010 and October 31, 2009, HP included the long-term portion of the restructuring liability of $258 million and $356 million, respectively, in Other liabilities, and the short-term portion in Accrued restructuring in the accompanying Consolidated Condensed Balance Sheets.

Note 8: Fair Value

        HP adopted the provisions related to the fair value of nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010 for the following major categories of nonfinancial items from the Consolidated Condensed Balance Sheet: Property, plant and equipment, Goodwill, Purchased intangible assets, Accrued restructuring and the asset retirement obligations within Other accrued liabilities and Other liabilities. The provisions of the accounting standard related to estimating fair value and related disclosures are applied to nonfinancial assets and nonfinancial liabilities whenever they are required to be measured at fair value, such as when accounting for a business combination, when evaluating and/or determining impairment, or in accordance with certain other accounting pronouncements. For the three months ended January 31, 2010, HP did not measure any nonfinancial assets and nonfinancial liabilities at fair value on a non-recurring basis. The adoption of these provisions did not have a material impact on the consolidated condensed financial statements of HP for the first quarter of fiscal 2010.

        The standard relating to fair value measurements and disclosures codifies a new framework for measuring fair value and expands related disclosures. The framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

        Valuation techniques used by HP are based upon observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect HP's assumptions about market participant assumptions based on best information available. Observable inputs are the preferred source of values. These two types of inputs create the following fair value hierarchy:

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

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2010				As of October 31, 2009
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$9,433	$—	$9,433	$—	$8,925	$—	$8,925
Commercial paper	—	1,375	—	1,375	—	1,388	—	1,388
Money market funds	586	—	—	586	262	—	—	262
Other debt securities	14	361	35	410	15	372	36	423
Marketable equity securities	7	3	—	10	7	3	—	10
Derivatives	—	1,058	5	1,063	—	755	1	756

Total Assets	$607	$12,230	$40	$12,877	$284	$11,443	$37	$11,764

Liabilities
Derivatives	$—	$396	$8	$404	$—	$773	$1	$774

Total Liabilities	$—	$396	$8	$404	$—	$773	$1	$774

        The following table presents the changes in Level 3 instruments for the three months ended January 31, 2010 that are measured at fair value on a recurring basis. The majority of the Level 3

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Fair Value (Continued)

balances consist of investment securities classified as available-for-sale with changes in fair value recorded in other comprehensive income ("OCI").

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
Three months ended January 31, 2010	Other Debt Securities	Derivative Instruments	Total
	In millions
Beginning balance at November 1, 2009	$36	$—	$36
Total losses (realized/unrealized):
Included in earnings(1)	(1)	—	(1)
Included in OCI	—	(5)	(5)
Purchases, issuances, and settlements	—	2	2

Ending balance at January 31, 2010	$35	$(3)	$32

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held as of January 31, 2010	$(1)	$—	$(1)

(1)
Included in Interest and other, net in the accompanying Consolidated Condensed Statements of Earnings.

        The changes in Level 3 instruments for the three months ended January 31, 2009 that were measured at fair value on a recurring basis resulted in a total loss of $2 million. The loss for the period was included in earnings attributable to the change in unrealized losses relating to assets still held as of January 31, 2009.

        HP measures certain assets including cost and equity method investments at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. In the three months ended January 31, 2010, HP did not record any impairment charge relating to these investments. In the three months ended January 31, 2009, HP recorded an impairment charge of $5 million.

        HP reviews the carrying values of the investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. HP determines fair values for investments in public companies using quoted market prices and records a charge to Interest and other, net when the change in fair values is determined to be other than temporary. HP carries equity investments in privately held companies at cost or at fair value when HP recognizes an other-than-temporary impairment charge.

        HP monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment in debt securities exceeds its fair value and the decline in value is determined to be an other-than-temporary decline and (i) HP does not intend to sell the debt security, and (ii) when it is not more likely than not that HP will be required to sell the debt security prior to recovery of its amortized cost basis, HP records an impairment charge to Interest and other, net in the amount of the credit loss and the balance, if any, to other comprehensive income.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments

  Available-for-Sale Investments

        Cash equivalents and investments at fair value as of January 31, 2010 and October 31, 2009 were as follows:

	January 31, 2010				October 31, 2009
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Cash Equivalents
Time deposits	$9,371	$—	$—	$9,371	$8,870	$—	$—	$8,870
Commercial paper	1,375	—	—	1,375	1,388	—	—	1,388
Money market funds	586	—	—	586	262	—	—	262

Total cash equivalents	$11,332	$—	$—	$11,332	$10,520	$—	$—	$10,520

Investments
Debt securities:
Time deposits	$62	$—	$—	$62	$55	$—	$—	$55
Other debt securities	404	51	(45)	410	419	49	(45)	423

Total debt securities	$466	$51	$(45)	$472	$474	$49	$(45)	$478

Equity securities in public companies	$3	$2	$—	$5	$3	$2	$—	$5

Total cash equivalents and investments	$11,801	$53	$(45)	$11,809	$10,997	$51	$(45)	$11,003

        Cash equivalents consist of investments with original maturities of ninety days or less. Available-for-sale securities consist of short-term investments which mature within twelve months or less and long-term investments with maturities longer than twelve months. Investments include primarily time deposits, fixed-interest securities, and institutional bonds. As discussed in Note 8, HP estimated the fair values of its investments based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that will be realized in the future.

        The gross unrealized loss as of January 31, 2010 was due primarily to declines in certain debt securities and included $31 million that has been in a continuous loss position for more than twelve months. The gross unrealized loss as of October 31, 2009 was due primarily to declines in certain debt securities and included $20 million that had been in a continuous loss position for more than twelve months. HP does not intend to sell these debt securities, and it is not likely that HP will be required to sell these debt securities prior to the recovery of the amortized cost. In the three months ended January 31, 2010, HP did not recognize any impairment charge associated with debt securities. In the three months ended January 31, 2009, HP recognized an impairment charge of $11 million representing credit losses associated with debt securities.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

        Contractual maturities of short-term and long-term investments in available-for-sale securities at January 31, 2010 were as follows:

	Available-for-Sale Securities
	January 31, 2010
	Cost	Estimated Fair Value
	In millions
Due in less than one year	$60	$60
Due in 1-5 years	28	28
Due in more than five years	378	384

	$466	$472

        There were no sales or maturities of available-for-sale and other securities for the three months ended January 31, 2010. Proceeds from sales and maturities of available-for-sale and other securities were $46 million in the three months ended January 31, 2009. There were no gross realized gains or losses on these securities for both periods. The specific identification method is used to account for gains and losses on available-for-sale securities.

        A summary of the carrying values and balance sheet classification of all short-term and long-term investments in debt and equity securities as of January 31, 2010 and October 31, 2009 was as follows:

	January 31, 2010	October 31, 2009
	In millions
Time deposit	$55	$55
Available-for-sale debt securities	5	—

Short-term investments	60	55

Time deposit	7	—
Available-for-sale debt securities	405	423
Available-for-sale equity securities	5	5
Equity securities in privately-held companies	134	129
Other investments	13	13

Included in long-term financing receivables and other assets	564	570

Total investments	$624	$625

        Equity securities in privately held companies include cost basis and equity method investments. Other investments include marketable trading securities held to generate returns that HP expects to offset changes in certain liabilities related to deferred compensation arrangements. HP includes gains or losses from changes in fair value of these securities, offset by losses or gains on the related liabilities, in Interest and other, net, in HP's Consolidated Condensed Statements of Earnings. The net losses associated with these securities were $2 million and $4 million for the three months ended January 31, 2010 and January 31, 2009, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

  Derivative Financial Instruments

        HP is a global company that is exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, option contracts, interest rate swaps, and total return swaps, to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. HP does not have any leveraged derivatives. HP does not use derivative contracts for speculative purposes. HP designates its derivatives as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivatives in the Consolidated Condensed Balance Sheets at fair value and reports them in Other current assets, Long-term financing receivables and other assets, Other accrued liabilities, or Other liabilities. HP classifies cash flows from the derivative programs as operating activities in the Consolidated Condensed Statements of Cash Flows.

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

        Certain of HP's derivative instruments contain credit-risk-related contingent features, such as a provision whereby the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions if HP's credit rating falls below investment grade. As of January 31, 2010, HP was not required to post any collateral, and HP did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.

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

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expense, and intercompany lease loan denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within six to twelve months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During the three months ended January 31, 2010, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt with the change in fair value of the derivative. For foreign

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Condensed Statements of Earnings. As of January 31, 2010, the portion of hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three months ended January 31, 2010.

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        As discussed in Note 8, HP estimates the fair values of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Consolidated Condensed Balance Sheets were recorded as follows:

	As of January 31, 2010					As of October 31, 2009
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$7,575	$—	$351	$—	$1	$7,575	$—	$346	$—	$5
Cash flow hedges:
Foreign exchange contracts	14,604	390	41	88	20	15,056	116	12	389	33
Net investment hedges:
Foreign exchange contracts	1,375	16	12	32	35	1,350	13	12	47	39

Total derivatives designated as hedging instruments	$23,554	$406	$404	$120	$56	$23,981	$129	$370	$436	$77

Derivatives not designated as hedging instruments
Foreign exchange contracts	$13,101	$198	$18	$114	$51	$16,104	$206	$20	$163	$51
Interest rate contracts(2)	2,200	—	32	—	50	2,211	—	29	—	45
Total return contracts and other	292	1	4	13	—	268	2	—	2	—

Total derivatives not designated as hedging instruments	$15,593	$199	$54	$127	$101	$18,583	$208	$49	$165	$96

Total derivatives	$39,147	$605	$458	$247	$157	$42,564	$337	$419	$601	$173

(1)
Represents the face amounts of contracts that were outstanding as of January 31, 2010 and October 31, 2009, respectively.

(2)
Represents offsetting swaps acquired through previous business combination that were not designated as hedging instruments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The before-tax effect of a derivative instrument and related hedged item in a fair value hedging relationship for the three months ended January 31, 2010 was as follows:

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended January 31, 2010	Hedged Item	Location	Three months ended January 31, 2010
		In millions			In millions
Interest rate contracts	Interest and other, net	$9	Fixed-rate debt	Interest and other, net	$(9)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended January 31, 2010 was as follows:

	Gain Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)		Gain Recognized in Income on Derivative(1) (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three months ended January 31, 2010	Location	Three months ended January 31, 2010	Location	Three months ended January 31, 2010
	In millions		In millions		In millions
Cash flow hedges:
Foreign exchange contracts	$425	Net revenue	$(130)	Net revenue	$—
Foreign exchange contracts	5	Cost of products	15	Cost of products	—
Foreign exchange contracts	—	Other operating expenses	1	Other operating expenses	—
Foreign exchange contracts	6	Interest and other, net	4	Interest and other, net	—
Foreign exchange contracts	11	Net revenue	8	Interest and other, net	4

Total cash flow hedges	$447		$(102)		$4

Net investment hedges:
Foreign exchange contracts	$3	Interest and other, net	$—	Interest and other, net	$—

(1)
Amount of gain recognized in income on derivative represents a $4 million gain related to the amount excluded from the assessment of hedge effectiveness in the three months ended January 31, 2010.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

        HP expects to reclassify a net accumulated other comprehensive gain of approximately $182 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three months ended January 31, 2010 was as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended January 31, 2010
		In millions
Foreign exchange contracts	Interest and other, net	$66
Total return contracts and other	Interest and other, net	(11)
Interest rate contracts	Interest and other, net	(1)

Total		$54

  Other Financial Instruments

        For the balance of HP's financial instruments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's short- and long-term debt was approximately $16.0 billion at January 31, 2010, compared to a carrying value of $15.9 billion at that date. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

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

	January 31, 2010	October 31, 2009
	In millions
Minimum lease payments receivable	$6,541	$6,413
Allowance for doubtful accounts	(102)	(108)
Unguaranteed residual value	238	244
Unearned income	(570)	(571)

Financing receivables, net	6,107	5,978
Less current portion	(2,765)	(2,675)

Amounts due after one year, net	$3,342	$3,303

        Equipment leased to customers under operating leases was $3.1 billion at January 31, 2010 and $3.0 billion at October 31, 2009 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $0.9 billion at January 31, 2010 and October 31, 2009.

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

        HP has certain service contracts supported by client financing or securitization arrangements. Under specific circumstances involving nonperformance resulting in service contract termination or failure to comply with terms under the financing arrangement, HP would be required to acquire certain assets. HP considers the possibility of its failure to comply to be remote and the asset amounts involved to be immaterial.

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

        The changes in HP's aggregate product warranty liabilities for the three months ended January 31, 2010 were as follows:

In millions
Product warranty liability at October 31, 2009	$2,409
Accruals for warranties issued	758
Adjustments related to pre-existing warranties (including changes in estimates)	(23)
Settlements made (in cash or in kind)	(676)

Product warranty liability at January 31, 2010	$2,468

Note 12: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	January 31, 2010		October 31, 2009
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Current portion of long-term debt	$1,113	0.8%	$1,143	1.0%
Commercial paper	296	1.0%	294	1.2%
Notes payable to banks, lines of credit and other	453	2.6%	413	2.0%

	$1,862		$1,850

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $320 million and $326 million at January 31, 2010 and October 31, 2009, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	January 31, 2010	October 31, 2009
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.505% in June 2002 at 6.5%, due July 2012	$499	$499
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, due March 2012	600	600
$900 issued at discount to par at a price of 99.938% in February 2007 at 5.25%, due March 2012	900	900
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,000 issued at par in June 2007 at three-month USD LIBOR plus 0.06%, due June 2010	1,000	1,000
$1,500 issued at discount to par at a price of 99.921% in March 2008 at 4.5%, due March 2013	1,499	1,499
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, due March 2014	1,993	1,992
$275 issued at par in February 2009 at three-month USD LIBOR plus 1.75%, due February 2011	275	275
$1,000 issued at discount to par at a price of 99.956% in February 2009 at 4.25%, due February 2012	1,000	1,000
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500
2009 Shelf Registration Statement:
$750 issued at par in May 2009 at three-month USD LIBOR plus 1.05%, due May 2011	750	750
$1,000 issued at discount to par at a price of 99.967% in May 2009 at 2.25%, due May 2011	1,000	1,000
$250 issued at discount to par at a price of 99.984% in May 2009 at 2.95%, due August 2012	250	250

	12,515	12,514

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Borrowings (Continued)

	January 31, 2010	October 31, 2009
	In millions
EDS Senior Notes
$1,100 issued June 2003 at 6.0%, due August 2013	1,138	1,140
$300 issued October 1999 at 7.45%, due October 2029	315	315

	1,453	1,455

Other, including capital lease obligations, at 3.75%-8.63%, due in calendar year 2010-2024	775	785
Fair value adjustment related to hedged debt	379	369
Less: current portion	(1,113)	(1,143)

Total long-term debt	$14,009	$13,980

        HP may redeem some or all of the Global Notes set forth in the above table at any time at the redemption prices described in the prospectus supplements relating thereto. The Global Notes are senior unsecured debt.

        HP registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement filed with the Securities and Exchange Commission ("SEC") in March 2002 (the "2002 Shelf Registration Statement"). The 2002 Shelf Registration Statement expired on December 1, 2008, and, accordingly, HP is no longer able to issue any additional securities under this registration statement.

        In May 2009, HP filed a shelf registration statement (the "2009 Shelf Registration Statement") with the SEC to enable the company to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants. The 2009 Shelf Registration Statement replaced a similar registration statement filed in May 2006 that expired in May 2009.

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

        In October 2008, HP registered for the Commercial Paper Funding Facility ("CPFF") provided by the Federal Reserve Bank of New York. The CPFF program expired on February 1, 2010. HP had not issued any commercial paper under the CPFF program.

        HP has a $2.9 billion five-year credit facility expiring in May 2012. In February 2009, HP entered into a $3.5 billion 364-day credit facility. The February credit facility expired in February 2010, at which time HP entered into a new $3.5 billion 364-day credit facility maintaining the total amount available under its credit facilities at $6.4 billion. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. The credit facilities are senior unsecured committed borrowing arrangements primarily to support the issuance of U.S. commercial

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Borrowings (Continued)

paper. HP's ability to have a U.S. commercial paper outstanding balance that exceeds the $6.4 billion supported these credit facilities is subject to a number of factors, including liquidity conditions and business performance.

        HP also maintains uncommitted lines of credit from a number of financial institutions that are available through various foreign subsidiaries. The amount available for use as of January 31, 2010 was approximately $1.5 billion.

        Included in Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of January 31, 2010, the carrying value of the assets approximated the carrying value of the borrowings of $22 million.

        At January 31, 2010, HP was able to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2009 Shelf Registration Statement. As of that date, HP also had up to approximately $17.7 billion of available borrowing resources, including $16.2 billion under its commercial paper programs, $6.4 billion of which is supported by its credit facilities, and approximately $1.5 billion under other programs.

Note 13: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 19.8% and 18.0% for the three months ended January 31, 2010 and January 31, 2009, respectively. HP's effective tax rate increased due to a decline in the percentage of total earnings earned in lower-tax jurisdictions and a decline in its discrete tax benefits relative to pretax earnings. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all of such earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

        In the three months ended January 31, 2010, HP recorded discrete items with a net tax benefit of $92 million, decreasing the effective tax rate. These amounts included net tax benefits of $54 million from restructuring and acquisition charges, a tax benefit of $19 million from settlement of a tax audit matter, a net tax benefit of $19 million from adjustments to prior year foreign income tax accruals and credits, and other miscellaneous discrete items.

        In the three months ended January 31, 2009, HP recorded discrete items with a net tax benefit of $91 million, decreasing the effective tax rate. These amounts included net tax benefits of $63 million from restructuring and acquisition charges and other miscellaneous discrete items resulting in a net tax benefit of $28 million.

        During the first three months of fiscal 2010, the amount of gross unrecognized tax benefits remained at $1.9 billion, of which up to $940 million would affect HP's effective tax rate if realized. HP recognizes interest expense and penalties on unrecognized tax benefits within income tax expense. During the first three months of fiscal 2010, there was no material change in the amount of accrued net interest and penalties.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Income Taxes (Continued)

        HP engages in continuous discussion and negotiation with tax authorities regarding tax matters in the various jurisdictions. HP does not expect complete resolution of any Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $115 million within the next 12 months.

        HP is subject to income tax in the United States and over sixty foreign countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent's Reports ("RAR's") for its fiscal 2001 and 2002 tax years. The IRS began an audit of HP's 2006 and 2007 income tax returns in 2009. With respect to major foreign and state tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999. HP believes that adequate reserves have been provided for all open tax years.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	January 31, 2010	October 31, 2009
	In millions
Current deferred tax assets	$4,758	$4,979
Current deferred tax liabilities	(23)	(83)
Long-term deferred tax assets	1,868	1,751
Long-term deferred tax liabilities	(4,287)	(4,230)

Total deferred tax assets net of deferred tax liabilities	$2,316	$2,417

Note 14: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the first quarter of fiscal 2010, HP executed share repurchases of 53 million shares. Repurchases of 54 million shares were settled for $2.7 billion in the first quarter of fiscal 2010, which included 3 million shares repurchased in transactions that were executed in fiscal 2009 but settled in the first quarter of fiscal 2010. HP had approximately 2 million shares repurchased in the first quarter of fiscal 2010 that will be settled in the second quarter of fiscal 2010. HP paid approximately $1.2 billion in connection with repurchases of approximately 34 million shares during the three months ended January 31, 2009.

        On November 19, 2009, HP's Board of Directors authorized an additional $8.0 billion for future share repurchases. As of January 31, 2010, HP had remaining authorization of $9.2 billion for future share repurchases.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Stockholders' Equity (Continued)

  Comprehensive Income

        The changes in the components of OCI, net of taxes, were as follows:

	Three months ended January 31
	2010	2009
	In millions
Net earnings	$2,250	$1,856
Net change in unrealized gains (losses) on available-for-sale securities, net of tax of $1 million in 2010 and net of tax benefit of $4 million in 2009	2	(7)
Net change in unrealized gains/losses on cash flow hedges:
Unrealized gains recognized in OCI, net of tax of $157 million in 2010 and $73 million in 2009	290	129
Losses (gains) reclassified into income, net of tax benefit of $42 million in 2010 and net of tax of $190 million in 2009	60	(335)

	350	(206)

Net change in cumulative translation adjustment, net of tax benefit of $14 million in 2010 and $211 million in 2009	(60)	(382)
Net change in unrealized components of defined benefit plans, net of tax of $9 million in 2010 and $58 million in 2009	11	80

Comprehensive income	$2,553	$1,341

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	January 31, 2010	October 31, 2009
	In millions
Net unrealized gain on available-for-sale securities	$6	$4
Net unrealized gain (loss) on cash flow hedges	181	(169)
Cumulative translation adjustment	(519)	(459)
Unrealized components of defined benefit plans	(2,612)	(2,623)

Accumulated other comprehensive loss	$(2,944)	$(3,247)

Note 15: Retirement and Post-Retirement Benefit Plans

  Modifications to Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. As disclosed in our Consolidated Financial Statements for the fiscal year ended October 31, 2009, prior to April 1, 2009, HP matched employee contributions to the U.S. HP 401(k) Plan with cash contributions up to a maximum of 6% of eligible compensation for U.S. employees hired prior to August 1, 2008 and up to a maximum of 4% of eligible compensation for U.S. employees hired on or after August 1, 2008. Further,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

effective from January 1, 2009 through March 31, 2009, U.S. employees participating in the EDS 401(k) Plan were eligible for a 4% HP matching contribution on eligible compensation.

        Effective April 1, 2009, HP matching contributions under both the U.S. HP 401(k) Plan and the EDS 401(k) Plan were changed to a quarterly, discretionary, performance-based match of up to a maximum of 4% of eligible compensation for all U.S. employees, which is determined each fiscal quarter based on business results. HP matching contributions vary from 0% to 100% of the maximum 4% match, based on such factors as quarterly earnings, market share growth, and performance relative to market and economic conditions. HP's matching contributions for the quarter ended January 31, 2010 was 100% of the maximum 4% match.

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
	In millions
Service cost	$—	$6	$86	$77	$3	$3
Interest cost	145	148	172	153	12	18
Expected return on plan assets	(166)	(133)	(198)	(165)	(7)	(8)
Amortization and deferrals:
Actuarial loss (gain)	7	(13)	56	20	5	1
Prior service benefit	—	—	(2)	(2)	(21)	(19)

Net periodic benefit (gain) cost	$(14)	$8	$114	$83	$(8)	$(5)
Special termination benefits	—	—	—	1	—	—

Net benefit (gain) cost	$(14)	$8	$114	$84	$(8)	$(5)

  Employer Contributions and Funding Policy

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2009 that it expected to contribute approximately $745 million to its pension plans and approximately $30 million to cover benefit payments to U.S. non-qualified plan participants. In addition, HP expected to pay approximately $45 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements, as established by local government, funding and taxing authorities.

        As of January 31, 2010, HP has made $152 million of contributions to its pension plans, paid $4 million to cover benefit payments to U.S. non-qualified plan participants, and paid $9 million to cover benefit claims under post-retirement benefit plans. HP presently anticipates making additional contributions of approximately $594 million to its pension plans and approximately $24 million to its U.S. non-qualified plan participants and expects to pay up to $36 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2010. HP's pension and other

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

post-retirement benefit costs and obligations are dependent on various assumptions. Differences between expected and actual returns on investments will be reflected as unrecognized gains or losses, and such gains or losses will be amortized and recorded in future periods. Poor financial performance of asset markets in any year could lead to increased contributions in certain countries and increased future pension plan expense. Asset gains or losses are determined at the measurement date and amortized over the remaining service life or life expectancy of plan participants. HP's next expected measurement date is October 31, 2010.

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

Litigation, Proceedings and Investigations

        Copyright levies. As described below, proceedings are ongoing or have been concluded against HP in certain European Union ("EU") member countries, including litigation in Germany, seeking to impose levies upon equipment (such as multifunction devices ("MFDs"), personal computers ("PCs") and printers) and alleging that these devices enable producing private copies of copyrighted materials. The levies are generally based upon the number of products sold and the per-product amounts of the levies, which vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders.

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in June 2001 in Germany relating to whether and to what extent German copyright levies for photocopiers should be imposed on MFDs. On July 6, 2005, the Court of Appeals in Stuttgart Germany ordered HP to pay VG Wort levies based on the published tariffs for photocopiers in Germany (which range from €38.35 to €613.56 per unit), plus interest, on MFDs sold in Germany up to December 2001, and the German Federal Supreme Court later affirmed

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

that ruling on appeal. HP subsequently appealed the decision by filing a claim with the German Federal Constitutional Court, which declined to hear HP's appeal, thus concluding these proceedings. HP has made the payments required under the court ruling.

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

        In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under the existing law. The court issued a written decision on January 25, 2008, and VG Wort subsequently filed an application with the German Federal Supreme Court under Section 321a of the German Code of Civil Procedure contending that the court did not consider their arguments. On May 9, 2008, the German Federal Supreme Court denied VG Wort's application. In addition, VG Wort has appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. HP and the German Association for Information Technology, Telecommunications and New Media e.V. ("BITKOM") have responded to VG Wort's claim, and the parties are awaiting a decision by the court as to whether it will accept the claim for judicial review.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in the Munich Civil Court in Munich, Germany seeking levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against FSC. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that FSC must pay €12 plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. FSC filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, not subject to the levies on photocopiers established by that law. VG Wort has filed a claim with the German Federal Constitutional Court challenging that ruling. FSC and BITKOM have responded to VG Wort's claim, and the parties are awaiting a decision by the court as to whether it will accept the claim for judicial review.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

        ZPU, a joint association of various German collection societies, instituted legal proceedings against HP in 2005 demanding reporting of every PC sold by HP in Germany from January 2002 through December 2005 and seeking a levy of €8.42 plus tax for each PC sold during that period. On December 23, 2009, the German industry association Bundesverband Computerhersteller ("BCH") entered into a settlement agreement with ZPU that provides for the payment of €3.15 per unit for PCs sold in Germany between 2002 and 2003 and €6.30 per units for PCs sold in Germany between 2005 and 2007. The settlement is only valid for those companies who are members of BCH and accede to the settlement and who also agree to pay a levy of €12.15 per unit for PCs without a built-in CD-R or DVD-R and €13.65 per unit for PCs with a built-in CD-R or DVD-R sold in Germany between 2008 and 2010. HP is a member of BCH and has acceded to the settlement.

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

        Sky Subscribers Services Limited and British Sky Broadcasting Limited v. EDS and EDS Limited (UK) is a lawsuit filed on August 17, 2004 by Sky Subscribers Services Limited and British Sky Broadcasting Limited against Electronic Data Systems Corporation ("EDS"), a company that HP acquired in August 2008, and EDS Limited (UK) ("EDS UK"), one of EDS's subsidiaries, alleging deceit, negligent misrepresentation, negligent misstatement and breach of contract. The claims arose out of a customer relationship management project that was awarded to EDS in 2000, the principal objective of which was to develop a customer call center in Scotland. EDS's main role in the project was as systems integrator. On November 12, 2004, EDS and EDS UK filed their defense and counterclaim denying the claims and seeking damages for monies owed under the contract. The trial of this action commenced on October 15, 2007, and final arguments concluded on July 30, 2008. At trial, the plaintiffs claimed damages in excess of £700 million, and EDS and EDS UK counterclaimed for damages of approximately £5 million. On January 26, 2010, the court issued a decision finding EDS UK liable to the plaintiffs for deceit in one area of the claim, for negligent misrepresentation and negligent misstatement in another area of the claim, and for breach of contract. The court dismissed all of the plaintiffs' other claims. On March 1, 2010, the court ordered HP to make an interim payment to the plaintiffs of £70 million, which is in addition to an interim payment of £200 million that HP made voluntarily to the plaintiffs in February 2010. The court will issue a final quantification of damages at a later date. HP plans to seek leave from the court to appeal the decision.

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

  •
  A consolidated lawsuit captioned In re HP Inkjet Printer Litigation is pending in the United States District Court for the Northern District of California where the plaintiffs are seeking class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. On January 4, 2008, the court heard plaintiffs' motions for class certification and to add a class representative and HP's motion for summary judgment. On July 25, 2008, the court denied all three motions. On March 30, 2009, the plaintiffs filed a renewed motion for class certification. A hearing on the plaintiffs' motion for class certification is scheduled for April 9, 2010.

  •
  A lawsuit captioned Blennis v. HP was filed on January 17, 2007 in the United States District Court for the Northern District of California where the plaintiffs are seeking class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. A class certification hearing is scheduled for May 21, 2010.

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

        Rich v. HP is a consumer class action filed against HP on May 22, 2006 in the United States District Court for the Northern District of California. The suit alleges that HP designed its color inkjet

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

printers to unnecessarily use color ink in addition to black ink when printing black and white images and text. The plaintiffs are seeking to certify a nationwide injunctive class and a California-only damages class. A class certification hearing is scheduled for May 7, 2010.

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

  •
  Heffelfinger, et al. v. Electronic Data Systems Corporation is a class action filed in November 2006 in California Superior Court claiming that certain EDS information technology workers in California were misclassified exempt employees. The case was subsequently transferred to the U.S. District Court for the Central District of California, which, on January 7, 2008, certified a class of information technology workers in California. On June 6, 2008, the court granted the defendant's motion for summary judgment. The plaintiffs subsequently filed an appeal with the U.S. Court of Appeals for the Ninth Circuit, which is pending. Two other purported class actions originally filed in California Superior Court, Karlbom, et al. v. Electronic Data Systems Corporation, which was filed on March 16, 2009, and George, et al. v. Electronic Data Systems Corporation, which was filed on April 2, 2009, allege similar facts. The Karlbom case is pending

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

    in the U.S. District Court for the Southern District of California, and the George case is pending in the U.S. District Court for the Southern District of New York.

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

        HP is also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). For example, the EU adopted the Waste Electrical and Electronic Equipment Directive in January 2003. That directive makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The EU member states were obliged to make producers participating in the market financially responsible for implementing these responsibilities.

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

        HP has reclassified segment operating results for fiscal 2009 to conform to certain fiscal 2010 organizational realignments. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. Future changes to this organizational structure may result in changes to the business segments disclosed.

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

  •
  Enterprise Storage and Servers provides storage and server products. The various server offerings range from entry-level servers to high-end scalable servers, including Superdome servers. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily Windows®(1), Linux and Novell operating systems and leverage Intel Corporation ("Intel") and Advanced Micro Devices ("AMD") processors. The business spans a range of product lines, including pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of server blades. Business critical systems include: Itanium®(2)-based Integrity servers running on HP-UX, Windows®, Linux, OpenVMS and NonStop operating systems, including the high-end Superdome servers and fault-tolerant Integrity NonStop servers. Business critical systems also include the Reduced Instruction Set Computing ("RISC")-based servers with the HP 9000 line running on the HP-UX operating system, HP AlphaServers running on both Tru64 UNIX®(3) and OpenVMS, and MIPs-based NonStop servers. HP's StorageWorks offerings include entry-level, mid-range and high-end arrays, storage area networks ("SANs"), network attached storage ("NAS"), storage management software, and virtualization technologies, as well as tape drives, tape libraries and optical archival storage.

(1)
Windows® is a registered trademark of Microsoft Corporation.

(2)
Itanium® is a registered trademark of Intel Corporation.

(3)
UNIX® is a registered trademark of The Open Group.

•
HP Software provides enterprise software and services. Enterprise IT management products and services, which are marketed as HP's business technology optimization (BTO) portfolio, help customers to manage IT infrastructure and services, operations, applications, and business processes and to automate data center operations and IT processes. Solutions are delivered in the form of traditional software licenses and, in some cases, via a software-as-a-service (SaaS) distribution model. Other software includes information management, business intelligence, and communications and media solutions. Our information management products and services automate the retention, management, search and segregation of information across the enterprise. Business intelligence solutions enable businesses to standardize on consistent data management schemes, connect and share data across the enterprise and apply analytics. Communications and media solutions enable service providers, media companies, and network equipment providers to create, deliver, and manage consumer and enterprise communications services.

        HP's other business segments are described below.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq, HP Pro, and HP Elite lines of business desktops and notebooks, as well as the Touchsmart PC, All in One PC, HP Mini-Note PC, HP

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

    Blade PCs, Retail POS systems, and HP Thin Clients. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi media consumer desktops and notebooks, as well as the HP Pavilion Elite desktops, HP Envy Premium notebooks, Touchsmart PCs, All in One PC, HP and Compaq Mini notebooks, and the Media Smart Home Server. HP's Z series desktop workstations and HP Elitebook Mobile Workstations provide advanced graphics, computing, and large modeling capabilities, certified with applications in a wide range of industries and running both Windows® and Linux operating systems. PSG provides a series of HP iPAQ Pocket PC handheld computing devices that run on Windows® Mobile software. These products range from basic PDAs to advanced devices with voice and data capability.

  •
  Imaging and Printing Group provides consumer and commercial printer hardware, printing supplies, printing media and scanning devices. IPG is also focused on imaging solutions in the commercial markets. These solutions range from managed print services solutions to addressing new growth opportunities in commercial printing and capturing high-value pages in areas such as industrial applications, outdoor signage, and the graphic arts business. Inkjet and Web Solutions delivers HP's consumer and SMB inkjet solutions (hardware, supplies, media) and develops HP's retail and web businesses. It includes single function and all-in-one inkjet printers targeted toward consumers and SMBs as well as retail publishing solutions, Snapfish, and Logoworks. LaserJet and Enterprise Solutions delivers products and services to the enterprise segment. It includes LaserJet printers and supplies, multi-function printers, scanners, and enterprise software solutions such as Exstream Software and Web Jetadmin. Graphics solutions include large format printing (Designjet and Scitex), large format supplies, WebPress supplies, Indigo printing, specialty printing systems and inkjet high-speed production solutions. Printer supplies include LaserJet toner and inkjet printer cartridges and other printing-related media.

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

  •
  Corporate Investments includes HP Labs and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products, including Ethernet switch products that enhance computing and enterprise solutions sold under the brand "ProCurve Networking," as well as the sale of certain video collaboration products sold under the brand "Halo".

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

        HP does not allocate to its business segments restructuring charges and any associated adjustments related to restructuring actions.

        Selected operating results information for each business segment was as follows:

	Three months ended January 31
	Net Revenue		Earnings (Loss) from Operations
	2010	2009(1)	2010	2009(1)
	In millions
Services	$8,651	$8,747	$1,364	$1,124
Enterprise Storage and Servers	4,391	3,949	552	406
HP Software	878	878	167	140

HP Enterprise Business	13,920	13,574	2,083	1,670

Personal Systems Group	10,584	8,792	530	436
Imaging and Printing Group	6,206	5,981	1,054	1,105
HP Financial Services	719	636	67	41
Corporate Investments	236	196	19	(19)

Segment total	$31,665	$29,179	$3,753	$3,233

(1)
As a result of HP's adoption in fiscal 2009 of the revenue recognition standards related to multiple-deliverable revenue arrangements and revenue arrangements that included software, certain previously reported segment and business unit results have been restated. The adoption primarily impacted the Services, Enterprise Storage and Servers and Personal Systems Group financial reporting segments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended January 31
	2010	2009
	In millions
Net revenue:
Segment total	$31,665	$29,179
Eliminations of inter-segment net revenue and other	(488)	(372)

Total HP consolidated net revenue	$31,177	$28,807

Earnings before taxes:
Total segment earnings from operations	$3,753	$3,233
Corporate and unallocated costs and eliminations	(88)	24
Unallocated costs related to stock-based compensation expense	(163)	(148)
Amortization of purchased intangible assets	(330)	(412)
In-process research and development charges	—	(6)
Restructuring charges	(131)	(146)
Acquisition-related charges	(38)	(48)
Interest and other, net	(199)	(232)

Total HP consolidated earnings before taxes	$2,804	$2,265

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. There have been no material changes to the total assets in each of HP's segments for the quarter ended January 31, 2010 as compared to the fiscal year ended October 31, 2009.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

  Net revenue by segment and business unit

	Three months ended January 31
	2010	2009(1)(2)
	In millions
Net revenue:
Infrastructure Technology Outsourcing	$3,933	$3,843
Technology Services	2,406	2,453
Application Services	1,509	1,632
Business Process Outsourcing	734	754
Other	69	65

Services(1)	8,651	8,747

Industry Standard Servers	2,946	2,322
Storage	889	913
Business Critical Systems	556	714

Enterprise Storage and Servers	4,391	3,949

Business Technology Optimization	591	594
Other Software	287	284

HP Software	878	878

HP Enterprise Business	13,920	13,574

Notebooks	6,125	4,907
Desktops	3,840	3,308
Workstations	375	333
Handhelds	25	57
Other	219	187

Personal Systems Group	10,584	8,792

Supplies	4,081	4,050
Commercial Hardware	1,291	1,239
Consumer Hardware	834	692

Imaging and Printing Group	6,206	5,981

HP Financial Services	719	636
Corporate Investments	236	196

Total segments	31,665	29,179

Eliminations of inter-segment net revenue and other	(488)	(372)

Total HP consolidated net revenue	$31,177	$28,807

(1)
Certain fiscal 2010 organizational reclassifications have been reflected retroactively to provide improved visibility and comparability. For each of the quarters in fiscal year 2009, the reclassifications resulted in the transfer of revenue among the business units within the Services segment only. There was no impact to the previously reported segment financial results.

(2)
As a result of HP's adoption in fiscal 2009 of the revenue recognition standards related to multiple-deliverable revenue arrangements and revenue arrangements that included software, certain previously reported segment and business unit results have been restated. The adoption primarily impacted the Services, Enterprise Storage and Servers and Personal Systems Group financial reporting segments.

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

        Our strategy and operations are currently focused on the following initiatives:

  Competitive Positioning

        We are positioning our businesses to take advantage of important trends in the markets for our products and services. For example, we are aligning our printing business to capitalize on key market trends such as the shift from analog to digital printing and the growth in printable content by developing innovative products for consumers such as the first web-connected home printer, working to enable web and mobile printing, expanding our presence in high-usage annuity businesses including graphics and retail publishing printing, and growing our managed print services business. We are also positioning our enterprise business to capitalize on the trend towards converged infrastructure products that integrate storage, networking, servers and management software. In addition, we have developed IT management software offerings that seek to satisfy the increasing demand for virtualization management and increased automation.

  Driving Operational Efficiency

        We have implemented an ongoing program to optimize efficiency and reduce cost across the company. As part of those efforts, we are continuing to execute on our multi-year program to consolidate real estate locations worldwide to fewer core sites in order to reduce our IT spending and real estate costs. In addition, we are continuing to implement the restructuring plan announced in the fourth quarter of fiscal 2008 to optimize the cost structure of our Services business and the restructuring plan announced in May 2009 to structurally change and improve the effectiveness of several of our product businesses. See Note 7 to the Consolidated Condensed Financial Statements in Item 1 for further discussion of these restructuring plans and the associated restructuring charges.

  Investing for Growth

        We are investing some of the savings derived from our efficiency initiatives for growth. For example, we are increasing our sales coverage to better address the market that we cover, including further expansion in emerging markets such as China, India and Brazil. We are creating innovative new products and developing new channels to connect with our customers, particularly in our PC business. In addition, we are expanding our portfolio of products and services that we can offer to our customers, both through acquisitions and through organic growth. A critical component of this strategy was our acquisition of Electronic Data Systems Corporation ("EDS") in August 2008, which has increased the size and breadth of our services business and enabled us to provide comprehensive IT product and services solutions to our customers.

        In November 2009, we entered into a definitive agreement to acquire 3Com Corporation, a global enterprise provider of networking switching, routing and security solutions, at a price of $7.90 per share in cash or an enterprise value of approximately $2.7 billion. The acquisition has received clearance from U.S. and European Union regulatory authorities and the approval of 3Com's stockholders. The closing of the acquisition is subject to certain closing conditions, including obtaining requisite approvals on clearances under certain antitrust or competition laws. The transaction is expected to close in our second fiscal quarter of 2010.

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

        The following provides an overview of our key financial metrics in the first quarter of fiscal 2010 and demonstrates how our execution of these initiatives has translated into financial performance:

		HP Enterprise Business
	HP Consolidated	Services	ESS	HP Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Net revenue	$31,177	$8,651	$4,391	$878	$13,920	$10,584	$6,206	$719
Year-over-year net revenue % increase (decrease)	8.2%	(1.1)%	11.2%	—	2.5%	20.4%	3.8%	13.1%
Earnings from operations	$3,003	$1,364	$552	$167	$2,083	$530	$1,054	$67
Earnings from operations as a % of net revenue	9.6%	15.8%	12.6%	19.0%	15.0%	5.0%	17.0%	9.3%
Net earnings	$2,250
Net earnings per share
Basic	$0.95
Diluted	$0.93

        Cash and cash equivalents at January 31, 2010 totaled $13.5 billion, an increase of $0.2 billion from the October 31, 2009 balance of $13.3 billion. The increase for the first three months of fiscal 2010 was due primarily to $2.4 billion of cash provided from operations and $1.3 billion of proceeds from the issuance of common stock under employee stock plans, which were partially offset by $2.7 billion of cash used to repurchase common stock and $0.7 billion net investment in property, plant and equipment.

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

        For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled "Factors That Could Affect Future Results."

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended January 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

ACCOUNTING PRONOUNCEMENTS

        The following is a summary of certain accounting pronouncements with application to our consolidated financial statements in future periods.

        In December 2007, the Financial Accounting Standards Board ("FASB") issued a new accounting standard related to business combinations that expands the definition of a "business" and a "business combination"; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In November 2008, the FASB issued a new accounting standard related to defensive intangible assets. Defensive intangible assets are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. Under this standard, defensive intangible assets must be initially recognized at fair value and amortized over the benefit period. In April 2009, the FASB issued an accounting standard which clarified the accounting for pre-acquisition contingencies. We adopted all of these standards in the first quarter of fiscal 2010, and there was no material impact on our consolidated condensed financial statements during or at the end of that period. The impact on future periods will depend on the size and nature of the business combinations completed in those periods.

        In December 2008, the FASB issued a new accounting standard that requires additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. We will adopt this new accounting standard effective October 31, 2010. We will present the required disclosures in the prescribed format on a prospective basis upon adoption. This new standard will only affect the notes to our consolidated financial statements.

        In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities. The standard eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This new standard also requires additional disclosures about an enterprise's involvement in variable interest entities. We will adopt this new accounting standard in the first quarter of fiscal 2011. We are continuing to evaluate the impact the adoption of this standard will have on our consolidated financial statements.

CONSTANT CURRENCY PRESENTATION

        Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in revenue performance on a constant currency basis, which assumes no change in the exchange rate from the prior-year period. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue on an as-reported basis.

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2010		2009
	In millions
Net revenue	$31,177	100.0%	$28,807	100.0%
Cost of sales(1)	24,062	77.2%	22,073	76.6%

Gross profit	7,115	22.8%	6,734	23.4%
Research and development	681	2.2%	732	2.5%
Selling, general and administrative	2,932	9.4%	2,893	10.1%
Amortization of purchased intangible assets	330	1.1%	412	1.4%
In-process research and development charges	—	—	6	—
Restructuring charges	131	0.4%	146	0.5%
Acquisition-related charges	38	0.1%	48	0.2%

Earnings from operations	3,003	9.6%	2,497	8.7%
Interest and other, net	(199)	(0.6)%	(232)	(0.8)%

Earnings before taxes	2,804	9.0%	2,265	7.9%
Provision for taxes	554	1.8%	409	1.5%

Net earnings	$2,250	7.2%	$1,856	6.4%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of the weighted net revenue change from the prior-year period were as follows:

Three months ended January 31, 2010
Percentage Points
Personal Systems Group	6.2
Enterprise Storage and Servers	1.5
Imaging and Printing Group	0.8
HP Financial Services	0.3
HP Software	—
Services	(0.3)
Corporate Investments/Other	(0.3)

Total HP	8.2

        For the three months ended January 31, 2010, net revenue increased 8.2% from the prior-year period (5.4% on a constant currency basis). The PSG segment was the largest contributor to HP net revenue growth as a result of balanced growth across each of the PSG product categories with particular strength in consumer demand. U.S. net revenue increased 7.8% to $10.9 billion for the first quarter of fiscal 2010 as compared to the prior-year period, while net revenue from outside of the United States increased 8.4% to $20.3 billion.

        The PSG net revenue increase for the three months ended January 31, 2010 was primarily the result of a recovering U.S. PC market, combined with continued strength in China and other emerging markets. PSG unit volumes and net revenue increased across all business units except in our handhelds business unit. Offsetting net revenue performance was a decline in average selling prices (ASPs) as a result of competitive pricing pressures.

        ESS net revenue increased for the three months ended January 31, 2010 driven by volume growth in our industry standard servers ("ISS") business unit in part as a result of the latest generation of ISS products. Net revenue declined in the storage and business critical systems business units.

        IPG net revenue increased for the three months ended January 31, 2010 in the commercial and consumer hardware business units and the supplies business unit. Both the consumer and commercial hardware business units experienced unit volume increases in response to improved printer market demand.

        HPFS net revenue increased for the three months ended January 31, 2010 due primarily to portfolio growth and favorable currency movements, the effect of which was partially offset by lower levels of remarketing sales and buyout activities.

        HP Software net revenue growth was flat for the three months ended January 31, 2010 due primarily to continued softness in enterprise spending. Revenue from licenses and support increased, the effect of which was offset by a decrease in services revenue.

        The net revenue decrease in Services for the three months ended January 31, 2010 was due primarily to net revenue declines in the application services, technology services and business process outsourcing business units. Those declines were due primarily to weak market conditions, reduced demand for technology support services as a result of reduced sales of enterprise hardware in the prior-year period, and existing contract completion. Net revenue in infrastructure technology outsourcing increased due to favorable currency impacts and new business.

        Net revenue in Corporate Investments and Other increased for the three months ended January 31, 2010, primarily resulting from increased sales of network infrastructure products.

Gross Margin

        Total HP gross margin decreased by 0.6 percentage points for the three months ended January 31, 2010 as compared to the prior-year period. This decline was a result of strong growth in personal computer and printer hardware revenues that have lower gross margins, the effect of which was partially offset by cost improvements in services.

        PSG gross margin declined for the three months ended January 31, 2010 primarily as a result of ASPs declining at a faster pace than component costs combined with a mix shift towards lower-end products.

        For the three months ended January 31, 2010, IPG gross margin declined due primarily to the unfavorable impact of a mix shift from higher-margin supplies to lower-margin hardware products, the effect of which was partially offset by improvements in commercial hardware margins.

        ESS gross margin decreased for the three months ended January 31, 2010 due primarily to product mix shifts, the effect of which was partially offset by the benefits from lower product unit costs and favorable currency impacts.

        For the three months ended January 31, 2010, HP Software gross margin increased slightly due primarily to a stronger support revenue mix.

        The gross margin in Corporate Investments and Other increased for the three months ended January 31, 2010 primarily as a result of lower product costs for our network infrastructure products.

        The gross margin in our Services segment increased for the three months ended January 31, 2010 due primarily to the continued focus on cost structure improvements, including delivery efficiencies and cost controls in our technology services business, and EDS-related acquisition synergies.

        HPFS gross margin increased for the three months ended January 31, 2010 primarily as a result of higher portfolio margins due to favorable financing conditions and improved interest rates for rollover debts.

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense decreased for the three months ended January 31, 2010 as compared to the prior-year period, due primarily to continued cost controls and efficiencies as we lowered structural costs. R&D expense as a percentage of net revenue decreased for ESS, HP Software, IPG, PSG and Corporate Investments, and increased for Services for the three months ended January 31, 2010.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense increased for the three months ended January 31, 2010 as compared to the prior-year period due primarily to higher field selling and marketing costs as a result of our investments in sales resources to improve revenue. SG&A expense as a percentage of net revenue decreased for each of our segments except for IPG for the three months ended January 31, 2010.

  Amortization of Purchased Intangible Assets

        The decrease in amortization expense for the three months ended January 31, 2010 as compared to the prior-year period was due primarily to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods.

  Restructuring Charges

        Restructuring charges for the three months ended January 31, 2010 were $131 million. These charges included $130 million of severance and facility costs related to our fiscal 2008 restructuring plan and $1 million of severance costs associated with our fiscal 2009 restructuring plan.

        Restructuring charges for the three months ended January 31, 2009 were $146 million, which included $150 million for severance and facility costs related to the fiscal 2008 restructuring plan and a reduction of $4 million related to adjustments to prior fiscal year plans.

        In addition to restructuring charges, as part of our ongoing business operations we incurred workforce rebalancing charges for severance and related costs within certain business segments during the first quarter of fiscal 2010. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

  Acquisition-related Charges

        For the three months ended January 31, 2010 and 2009, we recorded acquisition-related charges of $38 million and $48 million, respectively, primarily for consulting and integration costs as well as retention bonuses associated with the EDS acquisition.

Interest and Other, Net

        Interest and other, net improved by $33 million for the three months ended January 31, 2010 as compared to the prior-year period. The improvement was driven primarily by lower currency losses on balance sheet remeasurement items and lower interest expenses due to lower average debt balances, the effect of which was partially offset by an increase to our litigation reserves and lower interest income as a result of lower interest rates.

Provision for Taxes

        Our effective tax rate was 19.8% and 18.0% for the three months ended January 31, 2010 and January 31, 2009, respectively. Our effective tax rate increased due to a decline in the percentage of total earnings earned in lower-tax jurisdictions and a decline in our discrete tax benefits relative to pretax earnings. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all of such earnings because we plan to reinvest some of those earnings indefinitely outside the United States.

        In the three months ended January 31, 2010, we recorded discrete items with a net tax benefit of $92 million, decreasing the effective tax rate. These amounts included net tax benefits of $54 million from restructuring and acquisition charges, a tax benefit of $19 million from settlement of a tax audit matter, a net tax benefit of $19 million from adjustments to prior year foreign income tax accruals and credits, and other miscellaneous discrete items.

        In the three months ended January 31, 2009, we recorded discrete items with a net tax benefit of $91 million, decreasing the effective tax rate. These amounts included net tax benefits of $63 million from restructuring and acquisition charges and other miscellaneous discrete items resulting in a net tax benefit of $28 million.

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

Services

        At the beginning of fiscal 2010, we realigned our Services business units to better align them to our enhanced services portfolio and to future growth opportunities. As a result, the U.S. public sector business, previously part of the technology services business, was moved to the infrastructure technology outsourcing business. In addition, part of the hardware maintenance business that originally reported into our infrastructure technology outsourcing business was moved into our technology services business in order to better leverage our integrated service structure.

	Three months ended January 31
	2010	2009	% Increase (Decrease)
	In millions
Net revenue	$8,651	$8,747	(1.1)%
Earnings from operations	$1,364	$1,124	21.4%
Earnings from operations as a % of net revenue	15.8%	12.9%

        The components of the weighted net revenue change as compared to the prior-year period by business unit were as follows:

Three months ended January 31, 2010
Percentage Points
Application services	(1.4)
Technology services	(0.5)
Business process outsourcing	(0.2)
Infrastructure technology outsourcing	1.0

Total Services	(1.1)

        Services net revenue decreased 1.1% (5.8% when adjusted for currency) for the three months ended January 31, 2010 as compared to the same period in fiscal 2009. The revenue decline was due primarily to weak market conditions and existing contract completion, the effect of which was partially offset by new client business. Net revenue in application services declined by 8% due primarily to market weakness and existing contract completion. Net revenue in technology services declined by 2% due primarily to reduced demand for technology support services as a result of reduced sales of enterprise hardware in the prior-year period and market weakness in the current-year period, the effect of which was partially offset by growth in consulting services and a favorable currency impact. Net revenue in business process outsourcing decreased by 3% due primarily to weak economic conditions in certain industries with key clients. Net revenue in infrastructure technology outsourcing increased by 2% due to favorable currency impacts and new business, the effect of which was partially offset by existing contract completion and contractual price reductions.

        Services earnings from operations as a percentage of net revenue increased by 2.9 percentage points in the three months ended January 31, 2010 as compared to the same period in fiscal 2009. The operating margin increased due primarily to an increase in gross margin along with a decrease in operating expenses. The gross margin in our Services segment increased for the three months ended January 31, 2010, as compared to the same period in fiscal 2009 due primarily to continued focus on cost structure improvements, including delivery efficiencies and cost controls in our technology services business, and EDS-related acquisition synergies. Operating expense declined as a result of a continued focus on cost structure improvements from overall cost controls.

Enterprise Storage and Servers

	Three months ended January 31
	2010	2009	% Increase
	In millions
Net revenue	$4,391	$3,949	11.2%
Earnings from operations	$552	$406	36.0%
Earnings from operations as a % of net revenue	12.6%	10.3%

        The components of the weighted net revenue change as compared to the prior-year period by business unit were as follows:

Three months ended January 31, 2010
Percentage Points
Industry standard servers	15.8
Storage	(0.6)
Business critical systems	(4.0)

Total ESS	11.2

        ESS net revenue increased 11.2% (7.8% when adjusted for currency) for the three months ended January 31, 2010 as compared to the same period in fiscal 2009. ISS net revenue increased 27% in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009 driven primarily by strong unit volume coupled with increased average unit prices as a result of the performance of the latest generation of ISS products. Total ESS blades revenue increased 24% in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009. Storage net revenue declined 3% in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009 due to continued market weakness and a decline in tape and storage networking, the effect of which was partially offset by growth in entry-level storage and products related to our acquisition of Lefthand Networks. Business critical systems net revenue decreased 22% in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009 due primarily to weaker market conditions, competitive pressures and the planned phase-out of the PA-RISC server line.

        ESS earnings from operations as a percentage of net revenue increased by 2.3 percentage points for the three months ended January 31, 2010 as compared to the same period in fiscal 2009 due to a decrease in operating expenses as a percentage of net revenue resulting from operating leverage benefits from increased volume and cost controls. The favorable effect on operating margin from lower operating expenses as a percentage of net revenue was partially offset by a decline in gross margin in the first quarter of fiscal 2010 due primarily to product mix shifts, the effect of which was partially offset by the benefits from lower product unit costs and favorable currency impacts.

HP Software

	Three months ended January 31
	2010	2009	% Increase
	In millions
Net revenue	$878	$878	—%
Earnings from operations	$167	$140	19.3%
Earnings from operations as a % of net revenue	19.0%	15.9%

        HP Software net revenue growth was flat (decreased 3.5% when adjusted for currency) for the three months ended January 31, 2010 as compared to the same period in fiscal 2009 due to continued softness in enterprise spending. Revenue from licenses and support increased, the effect of which was offset by a decrease in services revenue. Net revenue from business technology optimization decreased 1% for the first quarter of fiscal 2010 as compared to the prior-year period due to market demand weakness. Net revenue from other software increased 1% for the first quarter of fiscal 2010 from the corresponding prior-year period due to increased revenue for information management, the effect of which was partially offset by a decline in revenue from communication and media solutions. Revenue for business intelligence solutions was flat as compared to the prior-year period.

        HP Software earnings from operations as a percentage of net revenue increased by 3.1 percentage points for the three months ended January 31, 2010 as compared to the same period in fiscal 2009. The operating margin improvement was due primarily to a decrease in operating expenses as a percentage of net revenue coupled with a slight increase in gross margin resulting primarily from stronger support revenue mix. The decrease in operating expenses as a percentage of net revenue in the first quarter of fiscal 2010 was due primarily to lower field selling costs as a result of operational efficiencies and increasing sales productivity, as well as improved R&D costs driven by site consolidation synergies and alignment to lower cost regions.

Personal Systems Group

	Three months ended January 31
	2010	2009	% Increase
	In millions
Net revenue	$10,584	$8,792	20.4%
Earnings from operations	$530	$436	21.6%
Earnings from operations as a % of net revenue	5.0%	5.0%

        The components of the weighted net revenue change as compared to the prior-year period by business unit were as follows:

Three months ended January 31, 2010
Percentage Points
Notebook PCs	13.8
Desktop PCs	6.1
Workstations	0.5
Other	0.4
Handhelds	(0.4)

Total PSG	20.4

        PSG net revenue increased 20.4% (17.5% when adjusted for currency) for the three months ended January 31, 2010 as compared to the same period in fiscal 2009. The revenue increase was the result of a recovering U.S. PC market combined with continued strength in China and other emerging markets. PSG unit volume and net revenue increased across all business units except the handhelds business unit for the first quarter of fiscal 2010. The unit volume increase in notebook PCs was due in part to growth of the HP and Compaq mini notebooks. For the first quarter of fiscal 2010, net revenue for notebook PCs increased 25%, while net revenue for desktop PCs increased 16% from the prior-year period. Workstations revenue increased 13% while handhelds revenue declined 56% from the prior-year period. Net revenue for consumer clients increased 26% while net revenue for commercial clients increased 16% from the prior-year period. The net revenue increase in Other PSG was related primarily to increased sales of third-party options, support services and extended warranties. PSG net revenue was also impacted by ASP declines. ASPs in consumer clients declined 8% while ASPs in commercial clients increased slightly. ASPs declined from the prior-year period due primarily to a competitive pricing environment combined with a mix shift toward lower-end models. The ASP decline was offset slightly by an increase in the option and monitor attach rates.

        PSG earnings from operations as a percentage of net revenue for the three months ended January 31, 2010 were 5.0%, which was consistent with the percentage reported in the prior-year period. PSG earnings from operations were impacted by a gross margin decline resulting from ASPs declining at a faster pace than component costs combined with a mix shift towards lower-end products, the effects of which were partially offset by lower supply chain and warranty costs and improvements in the option attach business. Offsetting the decline in gross margin was a decrease in operating expenses as a percentage of net revenue primarily due to continued effective cost controls and operating leverage benefits from increased volume.

Imaging and Printing Group

	Three months ended January 31
	2010	2009	% Increase (Decrease)
	In millions
Net revenue	$6,206	$5,981	3.8%
Earnings from operations	$1,054	$1,105	(4.6)%
Earnings from operations as a % of net revenue	17.0%	18.5%

        The components of the weighted net revenue change as compared to the prior-year period by business unit were as follows:

Three months ended January 31, 2010
Percentage Points
Consumer hardware	2.4
Commercial hardware	0.9
Supplies	0.5

Total IPG	3.8

        IPG net revenue increased 3.8% (4.4% when adjusted for currency) for the three months ended January 31, 2010 as compared to the same period in fiscal 2009 reflecting an improvement in market conditions. Net revenue for consumer hardware increased 21% in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009. The net revenue increase in consumer hardware was driven by unit volume growth of 18% in the first quarter of fiscal 2010 from the corresponding period in fiscal 2009. Net revenue for commercial hardware increased 4% in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009. The net revenue increase in commercial hardware was driven primarily by unit volume growth of 11% in the first quarter of fiscal 2010 from the corresponding period in fiscal 2009. Supplies net revenue increased 1% in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009.

        IPG earnings from operations as a percentage of net revenue decreased by 1.5 percentage points for the three months ended January 31, 2010 as compared to the same period in fiscal 2009. The operating margin decline in the first quarter of fiscal 2010 was due primarily to a decrease in gross margin, the effect of which was partially offset by a slight decrease in operating expenses as a percentage of net revenue. The decline in gross margin in the first quarter of fiscal 2010 was due primarily to an unfavorable mix shift from higher-margin supplies towards lower-margin hardware products, the effect of which was partially offset by margin improvements primarily in commercial hardware. The slight decrease in operating expense as a percentage of net revenue in the first quarter of fiscal 2010 was due primarily to continued cost management.

HP Financial Services

	Three months ended January 31
	2010	2009	% Increase
	In millions
Net revenue	$719	$636	13.1%
Earnings from operations	$67	$41	63.4%
Earnings from operations as a % of net revenue	9.3%	6.4%

        For the three months ended January 31, 2010, HPFS net revenue increased by 13.1% as compared to the same period in fiscal 2009. The net revenue increase was due primarily to portfolio growth combined with favorable currency movements, the effect of which was partially offset by lower levels of remarketing sales and buyout activities.

        For the three months ended January 31, 2010, the 2.9 percentage point increase in earnings from operations as a percentage of net revenue was the result of a decrease in operating expenses as a percentage of net revenue and an increase in gross margin. The decrease in operating expenses as a percentage of net revenue was the result of continued cost controls while growing assets and revenue. The gross margin increase was due primarily to higher portfolio margins due to favorable financing conditions and improved interest rates for rollover debts, which was partially offset by lower margins associated with remarketing activity, buyout and end-of-lease activity.

Financing Originations

	Three months ended January 31
	2010	2009
	In millions
Total financing originations	$1,403	$1,078

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services and include intercompany activity, increased 30% in the first quarter of fiscal 2010 compared to the same period in fiscal 2009. The increase was driven by higher financing associated with HP product sales resulting from improved integration and engagement with HP's sales efforts and a favorable currency impact.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	January 31, 2010	October 31, 2009
	In millions
Portfolio assets(1)	$10,180	$10,017

Allowance for doubtful accounts(2)	102	108
Operating lease equipment reserve	65	71

Total reserves	167	179

Net portfolio assets	$10,013	$9,838

Reserve coverage	1.6%	1.8%
Debt to equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of approximately $6.2 billion at January 31, 2010 and $6.1 billion at October 31, 2009 and net equipment under operating leases of $2.2 billion at

  January 31, 2010 and October 31, 2009, as disclosed in Note 10 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $700 million at January 31, 2010 and October 31, 2009 and intercompany leases of approximately $1.1 billion at January 31, 2010 and $1.0 billion at October 31, 2009, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Net portfolio assets at January 31, 2010 increased 1.8% from October 31, 2009. The increase resulted from a favorable currency impact in the first quarter of fiscal 2010. The overall percentage of portfolio asset reserves decreased due primarily to the write-offs of customer accounts that had been reserved in prior periods.

        For the three months ended January 31, 2010 and 2009, HPFS recorded write-offs, net of recoveries, of $12 million and $13 million, respectively.

Corporate Investments

	Three months ended January 31
	2010	2009	% Increase (Decrease)
	In millions
Net revenue	$236	$196	20.4%
Earnings (loss) from operations	$19	$(19)	(200.0)%
Earnings (loss) from operations as a % of net revenue	8.1%	(9.7)%

        Net revenue in Corporate Investments relates primarily to network infrastructure products sold under the brand "ProCurve Networking." For the three months ended January 31, 2010, revenue from network infrastructure products increased 12.9% as compared to the same period in fiscal 2009, driven by improved market demand and continued investment in sales coverage.

        Corporate Investments reported positive earnings from operations for the first three months of fiscal 2010 as compared to a loss from operations reported for the same period in fiscal 2009 due primarily to higher earnings from operations generated by network infrastructure products. Gross margin in Corporate Investments increased primarily as a result of lower product costs in the sale of network infrastructure products, the effect of which was partially offset by increased competitive pressure. The earnings from operations in Corporate Investments were offset by expenses carried in the segment associated with corporate development, global alliances and HP Labs; such expenses declined from the prior-year period.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Three months ended January 31
	2010	2009
	In millions
Net cash provided by operating activities	$2,407	$1,126
Net cash (used in) investing activities	(711)	(963)
Net cash (used in) provided by financing activities	(1,428)	873

Net increase in cash and cash equivalents	$268	$1,036

Operating Activities

        Net cash provided by operating activities increased by approximately $1.3 billion for the three months ended January 31, 2010 as compared to the corresponding period in fiscal 2009. The increase was due primarily to a decrease in utilization of cash resources for payment of operating liabilities such as accounts payable and other current liabilities along with an increase in net earnings, the impact of which was partially offset by a decline in generation of cash resources through the utilization of operating assets such as other current assets and inventory.

        Our key working capital metrics are as follows:

	January 31, 2010	October 31, 2009
Days of sales outstanding in accounts receivable	42	48
Days of supply in inventory	25	23
Days of purchases outstanding in accounts payable.	(51)	(57)

Cash conversion cycle	16	14

        Days of sales outstanding in accounts receivable ("DSO") is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold.

        Days of purchases outstanding in accounts payable ("DPO") is calculated by dividing ending accounts payable by a 90-day average cost of goods sold.

        Our working capital requirements depend upon our effective management of the cash conversion cycle, which represents effectively the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

        The decrease in DSO was due primarily to lower accounts receivable at January 31, 2010 as a result of improved linearity across the quarter. The increase in DOS was due to higher inventory levels at January 31, 2010. The decrease in DPO was due primarily to the timing of supplier purchases and payments in the first quarter.

Investing Activities

        Net cash used in investing activities decreased by approximately $0.3 billion for the three months ended January 31, 2010 as compared to the corresponding period in fiscal 2009 due primarily to higher cash payments made in connection with fiscal 2009 acquisitions.

Financing Activities

        Net cash used in financing activities increased by approximately $2.3 billion for the three months ended January 31, 2010 as compared to the corresponding period in fiscal 2009. The increase was due primarily to a decline in the issuance of debt and increased repurchases of our common stock, the impact of which was partially offset by the cash received through more issuances of common stock under employee stock plans.

        For more information on our share repurchase programs, see Note 14 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

CAPITAL RESOURCES

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital, and targeted capital structure. Outstanding borrowings increased to $15.9 billion as of January 31, 2010 as compared to $15.8 billion at October 31, 2009, bearing weighted average interest rates of 2.7% each at January 31, 2010 and October 31, 2009. During the first three months of fiscal 2010, we issued $2.5 billion and repaid $2.4 billion of commercial paper. As of January 31, 2010, we had $22 million in total borrowings collateralized by certain financing receivable assets.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period; it factors in the impact of swapping some of our global notes with fixed interest rates for global notes with floating interest rates. For more information on our interest rate swaps, see Note 9 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

        For more information on our borrowings, see Note 12 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Available Borrowing Resources

        At January 31, 2010, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At January 31, 2010
In millions
2009 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	16,200
Uncommitted lines of credit(1)	1,500
Revolving trade receivables-based facilities(2)	140

(1)
For more information on our available borrowings resources, see Note 12 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

(2)
For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. The ratings for the fiscal year ended October 31, 2010 were:

For the three months ended January 31, 2010
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

CONTRACTUAL AND OTHER OBLIGATIONS

Guarantees and Indemnifications

        For more information on liabilities that may arise from guarantees and indemnification, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Litigation and Contingencies

        For more information on liabilities that may arise from litigation and contingencies, see Note 16 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2010, we are not involved in any material unconsolidated SPEs.

FACTORS THAT COULD AFFECT FUTURE RESULTS

        Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Competitive pressures could harm our revenue, gross margin and prospects.

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

        Finally, our results of operations and cash flows have been and could continue to be affected in certain periods and on an ongoing basis by the imposition, accrual and payment of copyright levies or similar fees. In certain countries (primarily in Europe), proceedings are ongoing or have been concluded against HP in which groups representing copyright owners sought to impose upon and collect from HP levies upon equipment (such as PCs, multifunction devices and printers) alleged to be copying devices under applicable laws. As discussed in Note 16 to the Consolidated Condensed Financial Statements, matters that have been concluded have resulted in the payment of per unit levies on certain MFDs and PCs sold in Germany. Other countries that have not imposed levies on these types of devices are expected to extend existing levy schemes, and countries that do not currently have levy schemes may decide to impose copyright levies on these types of devices. The total amount of the copyright levies will depend on the types of products determined to be subject to the levy, the number of units of those products sold during the period covered by the levy, and the per unit fee for each type of product, all of which are affected by several factors, including the outcome of ongoing litigation involving HP and other industry participants and possible action by the legislative bodies in the applicable countries, and could be substantial. Consequently, the ultimate impact of these copyright levies or similar fees, and the ability of HP to recover such amounts through increased prices, remain uncertain.

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

        We use a variety of distribution methods to sell our products and services, including third-party resellers and distributors and both direct and indirect sales to both enterprise accounts and consumers. Successfully managing the interaction of our direct and indirect channel efforts to reach various potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore our profitability. Other distribution risks are described below.

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

        In connection with the preparation of HP's Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. In addition, as discussed in Note 16 to the Consolidated Condensed Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations.

Unanticipated changes in HP's tax provisions, the adoption of a new U.S. tax legislation or exposure to additional income tax liabilities could affect our profitability.

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, President Obama's administration has announced proposals for a new U.S. tax legislation that, if adopted, could adversely affect our tax rate. Any of these changes could affect our profitability.

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

        Terrorist acts, conflicts or wars (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers or customers. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, including the ongoing military operations in Iraq and Afghanistan have created many economic and political uncertainties. In addition, as a major multinational company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars.

Any failure by us to identify, manage, complete and integrate acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects, and the costs, expenses and other financial and operational effects associated with managing, completing and integrating acquisitions may result in financial results that are different than expected.

        As part of our business strategy, we frequently acquire complementary companies or businesses, divest non-core businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete business combination and investment transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. We may not fully realize all of the anticipated benefits of any business combination and investment transaction, and the timeframe for achieving benefits of a business combination and investment transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for business combination and investment transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these transactions less profitable or unprofitable. Moreover, if we fail to identify and successfully complete business combination and investment transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability.

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

        Managing business combination and investment transactions requires varying levels of management resources, which may divert our attention from other business operations. These business combination and investment transactions also have resulted, and in the future may result, in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders. In addition, we may borrow to finance an acquisition, and the amount and terms of any potential future acquisition-related borrowings, as well as other factors, could affect our liquidity and financial condition and potentially our credit ratings. Any potential future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and cost of borrowing and result in more restrictive borrowing terms. In addition, HP's effective tax rate on an ongoing basis is uncertain, and business combination and investment transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a business combination and investment transaction and the risk that an announced business combination and investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

Unforeseen environmental costs could impact our future net earnings.

        We are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling, treatment and disposal of our products including batteries. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, the energy consumption associated with those products and product take-back legislation. We could incur substantial costs, our products could be restricted from entering certain jurisdictions, and we could face other sanctions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs under environmental laws are difficult to predict.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HP, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2009.

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

Item 1A. Risk Factors.

        A description of factors that could materially affect our business, financial condition or operating results is included under "Factors that Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. This description includes any material changes to the risk factor disclosure in Item 1A of Part I of our 2009 Annual Report on Form 10-K and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1
(November 2009)	14,706	$49.17	14,706	$11,231,281
Month #2
(December 2009)	21,287	$50.45	21,287	$10,157,267
Month #3
(January 2010)	17,621	$51.96	17,621	$9,241,778

Total	53,614	$50.60	53,614

        HP repurchased shares in the first quarter of fiscal 2010 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the first quarter of fiscal 2010 were purchased in open market transactions.

        On November 19, 2009, HP's Board of Directors authorized an additional $8.0 billion for future share repurchases. As of January 31, 2010, HP had remaining authorization of $9.2 billion for future share repurchases.

Item 6. Exhibits.

        The Exhibit Index beginning on page 83 of this report sets forth a list of exhibits.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: March 11, 2010

 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective September 17, 2009.	8-K	001-04423	3.1	September 17, 2009
4(a)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due June 15, 2009 and Floating Rate Global Note due June 15, 2010.	10-Q	001-04423	4(l)	September 7, 2007
4(h)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(i)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(j)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(k)	Form of Registrant's Floating Rate Global Note due May 27, 2011, 2.25% Global Note due May 27, 2011 and 2.95% Global Note due August 15, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	May 28, 2009
4(l)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
9	None.
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(s)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(t)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(u)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(v)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(w)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(x)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(y)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(z)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)(a)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(a)(a)	June 8, 2007
10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(d)(d)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(e)(e)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(f)(f)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(g)(g)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(h)(h)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(i)(i)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)(k)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
10(l)(l)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(m)(m)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(n)(n)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(o)(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(p)(p)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(q)(q)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(r)(r)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(s)(s)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(t)(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(u)(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(v)(v)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(w)(w)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(x)(x)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(x)(x)	December 18, 2008
10(y)(y)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(z)(z)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(a)(a)(a)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(b)(b)(b)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(c)(c)(c)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(d)(d)(d)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.§
101.SCH	XBRL Taxonomy Extension Schema Document.§
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.§
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.§

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.§

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