Form 10-Q
period 2010-04-30
HEWLETT PACKARD CO
filed 2010-06-08
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2010
Or
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

        The number of shares of HP common stock outstanding as of May 31, 2010 was 2,334,496,184 shares.

 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of cost reduction programs and restructuring plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the execution and performance of contracts by HP and its customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of cost reduction programs and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission reports, including HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2009. HP assumes no obligation and does not intend to update these forward-looking statements.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2010	2009	2010	2009
	In millions, except per share amounts
Net revenue:
Products	$20,570	$17,418	$41,573	$36,047
Services	10,172	9,875	20,239	19,964
Financing income	107	90	214	179

Total net revenue	30,849	27,383	62,026	56,190

Costs and expenses:
Cost of products	15,859	13,361	32,206	27,529
Cost of services	7,669	7,500	15,305	15,319
Financing interest	73	84	152	170
Research and development	722	716	1,403	1,448
Selling, general and administrative	3,064	2,880	5,996	5,773
Amortization of purchased intangible assets	347	380	677	792
In-process research and development charges	—	—	—	6
Restructuring charges	180	94	311	240
Acquisition-related charges	77	75	115	123

Total operating expenses	27,991	25,090	56,165	51,400

Earnings from operations	2,858	2,293	5,861	4,790

Interest and other, net	(91)	(180)	(290)	(412)

Earnings before taxes	2,767	2,113	5,571	4,378
Provision for taxes	567	392	1,121	801

Net earnings	$2,200	$1,721	$4,450	$3,577

Net earnings per share:
Basic	$0.94	$0.72	$1.89	$1.49

Diluted	$0.91	$0.71	$1.84	$1.46

Cash dividends declared per share	$—	$—	$0.16	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	2,345	2,394	2,352	2,402

Diluted	2,406	2,438	2,412	2,448

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	April 30, 2010	October 31, 2009
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,131	$13,279
Short-term investments	39	55
Accounts receivable	14,753	16,537
Financing receivables	2,795	2,675
Inventory	6,436	6,128
Other current assets	13,541	13,865

Total current assets	51,695	52,539

Property, plant and equipment	11,242	11,262
Long-term financing receivables and other assets	11,726	11,289
Goodwill	34,312	33,109
Purchased intangible assets	7,019	6,600

Total assets	$115,994	$114,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,934	$1,850
Accounts payable	13,350	14,809
Employee compensation and benefits	3,410	4,071
Taxes on earnings	1,043	910
Deferred revenue	6,526	6,182
Accrued restructuring	700	1,109
Other accrued liabilities	13,308	14,072

Total current liabilities	42,271	43,003

Long-term debt	13,728	13,980
Other liabilities	16,183	17,052	(1)
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,345 and 2,365 shares issued and outstanding, respectively)	23	24
Additional paid-in capital	14,613	13,804
Retained earnings	31,631	29,936
Accumulated other comprehensive loss	(2,756)	(3,247)

Total HP stockholders' equity	43,511	40,517
Noncontrolling interests	301	247	(1)

Total stockholders' equity	43,812	40,764

Total liabilities and stockholders' equity	$115,994	$114,799

(1)
Reflects the adoption of the accounting standard related to the presentation of noncontrolling interests in consolidated financial statements.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30
	2010	2009
	In millions
Cash flows from operating activities:
Net earnings	$4,450	$3,577
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,346	2,367
Stock-based compensation expense	381	351
Provision for doubtful accounts—accounts and financing receivables	111	211
Provision for inventory	82	137
In-process research and development charges	—	6
Restructuring charges	311	240
Deferred taxes on earnings	(286)	52
Excess tax benefit from stock-based compensation	(263)	(28)
Other, net	149	61
Changes in operating assets and liabilities:
Accounts and financing receivables	1,709	1,776
Inventory	(190)	1,987
Accounts payable	(1,548)	(3,506)
Taxes on earnings	726	904
Restructuring	(783)	(548)
Other assets and liabilities	(1,697)	(1,497)

Net cash provided by operating activities	5,498	6,090

Cash flows from investing activities:
Investment in property, plant and equipment	(1,771)	(1,658)
Proceeds from sale of property, plant and equipment	268	250
Purchases of available-for-sale securities and other investments	(28)	(55)
Maturities and sales of available-for-sale securities and other investments	103	103
Payments made in connection with business acquisitions, net	(2,512)	(348)

Net cash used in investing activities	(3,940)	(1,708)

Cash flows from financing activities:
Issuance (payments) of commercial paper and notes payable, net	1,855	(4,449)
Issuance of debt	50	4,778
Payment of debt	(244)	(110)
Issuance of common stock under employee stock plans	2,266	493
Repurchase of common stock	(4,511)	(2,039)
Excess tax benefit from stock-based compensation	263	28
Dividends	(385)	(385)

Net cash used in financing activities	(706)	(1,684)

Increase in cash and cash equivalents	852	2,698
Cash and cash equivalents at beginning of period	13,279	10,153

Cash and cash equivalents at end of period	$14,131	$12,851

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$61	$—
Purchase of assets under financing arrangement	$—	$272
Purchase of assets under capital lease	$92	$41

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Changes in Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of April 30, 2010, its results of operations for the three and six months ended April 30, 2010 and 2009 and its cash flows for the six months ended April 30, 2010 and 2009. The Consolidated Condensed Balance Sheet as of October 31, 2009 is derived from the October 31, 2009 audited consolidated financial statements. Certain reclassifications have been made to prior-period amounts in order to conform to the current period presentation.

        The results of operations for the three and six months ended April 30, 2010 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

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

        In December 2007, the Financial Accounting Standards Board ("FASB") issued a new accounting standard related to business combinations that expands the definition of a "business" and a "business combination"; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date and through the defined measurement period with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development ("IPR&D") to be capitalized initially at fair value as an indefinite-lived intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In November 2008, the FASB issued a new accounting standard related to defensive intangible assets. Defensive intangible assets are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. Under this standard, defensive intangible assets must be initially recognized at fair value and amortized over the benefit period. In April 2009, the FASB issued an accounting standard which clarified the accounting for pre-acquisition contingencies. HP adopted all of these standards in the first quarter of fiscal 2010. The impact of these standards depends on the size and nature of the business combinations completed after the effective date.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Changes in Significant Accounting Policies (Continued)

        In December 2007, the FASB issued a new accounting standard related to noncontrolling interests. The standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. In January 2010, the FASB issued Accounting Standards Update No. 2010-02, "Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification." This update clarifies the scope of the decrease in ownership provisions and also requires expanded disclosures. HP adopted these standards in the first quarter of fiscal 2010 with retrospective application of the presentation and disclosure requirements. Noncontrolling interests of $247 million at October 31, 2009 were reclassified from Other liabilities to Stockholders' equity in the Consolidated Condensed Balance Sheet as of October 31, 2009. Income attributable to noncontrolling interests was immaterial for the three and six months ended April 30, 2010 and April 30, 2009.

        In June 2008, the FASB issued a new accounting standard that clarifies when instruments granted in share-based payment transactions should be included in computing earnings per share ("EPS"). Under the new standard, companies are required to include unvested share-based payment awards that contain non-forfeitable rights to receive dividends in their calculation of basic EPS and are required to calculate basic EPS using the "two-class method." The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. HP adopted this new accounting standard on a retrospective basis in the first quarter of fiscal 2010. The adoption did not have a material impact on EPS for the three and six months ended April 30, 2010 and April 30, 2009.

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include incentive compensation plans and an employee stock purchase plan. Incentive compensation plans include principal equity plans as well as various equity plans assumed through acquisitions. Principal equity plans include performance-based restricted units ("PRU"), stock options and restricted stock awards.

        Total stock-based compensation expense before income taxes for the three and six months ended April 30, 2010 was $200 million and $381 million, respectively. The resulting income tax benefit for the three and six months ended April 30, 2010 was $64 million and $122 million, respectively. Total stock-based compensation expense before income taxes for the three and six months ended April 30, 2009 was $191 million and $351 million, respectively. The resulting income tax benefit for the three and six months ended April 30, 2009 was $59 million and $107 million, respectively.

  Performance-based Restricted Units

        In fiscal 2008, HP implemented a program that provides for the issuance of PRUs representing hypothetical shares of HP common stock. Under the PRU program, HP annually awards a target number of units at the beginning of each three-year performance period. The number of shares released at the end of the performance period will range from zero to two times the target number

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

depending on performance during the period. The performance goals are based on HP's annual cash flow from operations as a percentage of revenue and average quarterly total shareholder return ("TSR") relative to the S&P 500 over the three-year performance period.

        Recipients of PRU awards generally must remain employed by HP on a continuous basis through the end of the applicable three-year performance period in order to receive any portion of the shares subject to that award. The expense for these awards, net of estimated forfeitures, is recorded over the requisite service period based on the number of target shares that are expected to be earned and the achievement of the cash flow goals during the performance period.

        HP estimates the fair value of a target PRU share using the Monte Carlo simulation model, as the TSR modifier contains a market condition. The following weighted-average assumptions were used to determine the weighted-average fair values of the PRU awards:

	Six months ended April 30
	2010	2009
Weighted-average fair value of grants per share	$57.13 (1)	$40.56 (2)
Expected volatility(3)	38%	35%
Risk-free interest rate	0.73%	1.34%
Dividend yield	0.64%	0.88%
Expected life in months	22	30

(1)
Reflects the weighted-average fair value for the third year of the three-year performance period applicable to PRUs granted in fiscal 2008, for the second year of the three-year performance period applicable to PRUs granted in fiscal 2009 and for the first year of the three-year performance period applicable to PRUs granted in fiscal 2010. The estimated fair value of a target share for the third year for PRUs granted in fiscal 2009 and for the second and third years for PRUs granted in fiscal 2010 will be determined on the measurement date applicable to those PRUs, which will be the date that the annual cash flow goals are approved for those PRUs, and the expense will be amortized over the remainder of the applicable three-year performance period.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested PRUs as of April 30, 2010 and changes during the six months ended April 30, 2010 were as follows:

Shares (in thousands)
Outstanding at October 31, 2009	24,723
Granted	7,278
Vested	—
Change in units due to performance and market conditions	(531)
Forfeited	(1,041)

Outstanding at April 30, 2010	30,429

Outstanding PRUs assigned a fair value at April 30, 2010	21,526 (1)

(1)
Excludes target shares for the third year for PRUs granted in fiscal 2009 and for the second and third years for PRUs granted in fiscal 2010 as the measurement date has not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual cash flow goals are approved.

        At April 30, 2010, there was $499 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average vesting period of 1.4 years.

  Stock Options

        HP estimated the weighted-average fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended April 30		Six months ended April 30
	2010	2009	2010	2009
Weighted-average fair value of grants per share	$14.12	$11.99	$14.19	$13.53
Implied volatility	27%	46%	28%	49%
Risk-free interest rate	2.45%	1.84%	2.42%	1.81%
Dividend yield	0.61%	1.03%	0.61%	0.98%
Expected life in months	61	61	61	60

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Option activity as of April 30, 2010 and changes during the six months ended April 30, 2010 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2009	233,214	$33
Granted and assumed through acquisition	2,320	$45
Exercised	(64,419)	$34
Forfeited/cancelled/expired	(8,790)	$50

Outstanding at April 30, 2010	162,325	$32	2.5	$3,437

Vested and expected to vest at April 30, 2010	161,355	$32	2.5	$3,427

Exercisable at April 30, 2010	151,937	$31	2.3	$3,334

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on April 30, 2010. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the second quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three months and six months ended April 30, 2010 was $0.6 billion and $1.1 billion, respectively.

        At April 30, 2010, there was $117 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average vesting period of 1.4 years.

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that include grants of restricted stock and grants of restricted stock units.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested restricted stock awards as of April 30, 2010 and changes during the six months ended April 30, 2010 were as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding at October 31, 2009	6,864	$44
Granted and assumed through acquisition	2,409	$53
Vested	(4,130)	$45
Forfeited	(201)	$47

Outstanding at April 30, 2010	4,942	$47

        At April 30, 2010, there was $135 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.3 years.

Note 3: Net Earnings Per Share

        HP calculates basic earnings per share using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding stock options, PRUs, restricted stock units, and restricted stock.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended April 30		Six months ended April 30
	2010	2009	2010	2009
	In millions, except per share amounts
Numerator:
Net earnings(1)	$2,200	$1,721	$4,450	$3,577

Denominator:
Weighted-average shares used to compute basic EPS	2,345	2,394	2,352	2,402
Dilutive effect of employee stock plans	61	44	60	46

Weighted-average shares used to compute diluted EPS	2,406	2,438	2,412	2,448

Net earnings per share:
Basic	$0.94	$0.72	$1.89	$1.49
Diluted	$0.91	$0.71	$1.84	$1.46

(1)
Net earnings available to participating securities were not significant for the three and six months ended April 30, 2010 and 2009. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the three and six months ended April 30, 2010, HP excluded from the calculation of diluted EPS options to purchase 17 million shares and 18 million shares, respectively, compared to 110 million shares and 107 million shares, respectively, in the prior-year comparable periods. HP also excluded from the calculation of diluted EPS options to purchase an additional 2 million shares and 3 million shares in the second quarter and the first half of fiscal 2010, respectively, compared to an additional 1 million shares in the prior-year comparable periods, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock because their effect would be anti-dilutive.

        As discussed in Note 2, HP implemented the PRU program in fiscal 2008. HP includes the shares underlying PRU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. Accordingly, for the three and six months ended April 30, 2010, HP has included 9 million shares underlying the PRU awards granted in fiscal 2009 and 2008 when calculating diluted EPS as those shares became contingently issuable upon the satisfaction of the cash flow from operations condition with respect to the first year of the three-year performance period applicable to the fiscal 2009 awards and the first and second years of the three-year performance period applicable to the fiscal 2008 awards. HP has excluded all other shares underlying the fiscal 2009 and 2008 PRU awards and all shares underlying the fiscal 2010 awards when calculating diluted EPS as those shares are not contingently issuable. For the three and six months ended April 30, 2009, HP has included 3 million shares and 2 million shares, respectively, underlying the PRU awards granted in fiscal 2008 when calculating diluted EPS as those shares became contingently issuable upon the satisfaction of the cash flow from operations condition with respect to the first year of the three-year performance period applicable to the fiscal 2008 awards. HP has excluded all other shares underlying the fiscal 2008 PRU awards and all shares underlying the fiscal 2009 awards when calculating diluted EPS as those shares were not contingently issuable.

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	April 30, 2010	October 31, 2009
	In millions
Accounts receivable	$15,306	$17,166
Allowance for doubtful accounts	(553)	(629)

	$14,753	$16,537

Financing receivables	$2,847	$2,723
Allowance for doubtful accounts	(52)	(48)

	$2,795	$2,675

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was $507 million as of April 30, 2010. HP sold $955 million of trade receivables during the first six months of fiscal 2010. As of April 30, 2010, HP had $182 million available under these programs.

  Inventory

	April 30, 2010	October 31, 2009
	In millions
Finished goods	$4,311	$4,092
Purchased parts and fabricated assemblies	2,125	2,036

	$6,436	$6,128

  Property, Plant and Equipment

	April 30, 2010	October 31, 2009
	In millions
Land	$527	$513
Buildings and leasehold improvements	8,019	7,472
Machinery and equipment	13,222	12,959

	21,768	20,944

Accumulated depreciation	(10,526)	(9,682)

	$11,242	$11,262

Note 5: Acquisitions

        In fiscal 2010, HP adopted a new accounting standard related to business combinations. HP has included the results of operations of the business that it acquired in fiscal 2010 in HP's consolidated results as of the date of the acquisition. HP allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including IPR&D, based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. IPR&D is capitalized at fair value as an indefinite-lived intangible asset until the project is complete. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and expensed as incurred. Measurement period adjustments that HP determines to be material will be applied retrospectively to the period of acquisition in HP's consolidated financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

  3Com Acquisition

        On April 12, 2010, HP completed its acquisition of 3Com Corp ("3Com"), a global enterprise provider of networking switching, routing and security solutions, at a price of approximately $7.90 per

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Acquisitions (Continued)

share in cash. The aggregate purchase price of approximately $3.3 billion consisted of cash paid for outstanding common stock, vested in-the-money stock awards and the estimated fair value of earned unvested stock awards assumed by HP.

        The purchase price allocation set forth in the table below reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes and residual goodwill. We expect to continue to obtain information to assist us in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

In millions
Cash and short-term investments	$747
Accounts receivable	206
Inventory	200
Other tangible assets	81
Accounts payable, debt and other liabilities	(322)

Total net assets	912
Amortizable intangibles assets	987
In-process research and development	106
Goodwill	1,248

Total purchase price	$3,253

        HP reports the financial results of the 3Com business and the ProCurve Networking business in the Corporate Investments segment. Pro forma results of operations for 3Com have not been presented because the acquisition was not material to HP's consolidated results of operations. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes. The amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives as follows:

	In millions	Weighted- Average useful life
Developed and core technology	$619	4.0 years
Customer contracts, customer lists and distribution agreements	337	7.0 years
Product trademarks	31	4.4 years

Total amortizable intangible assets	$987

  Pending Acquisition

        On April 28, 2010, HP entered into a definitive agreement to purchase Palm, Inc. ("Palm"), a provider of smartphones powered by the Palm webOS mobile operating systems, for an enterprise value

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Acquisitions (Continued)

of approximately $1.2 billion. The acquisition has received clearance from the U.S. Federal Trade Commission and all other required pre-closing antitrust approvals. The acquisition remains subject to other customary closing conditions, including the approval of Palm's stockholders. The transaction is expected to close during HP's third fiscal quarter of 2010.

Note 6: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of April 30, 2010 and changes in the carrying amount of goodwill for the six months ended April 30, 2010 are as follows:

	Services	Enterprise Storage and Servers	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2009	$16,829	$5,005	$6,140	$2,487	$2,460	$144	$44	$33,109
Goodwill acquired during the period	—	—	—	—	—	—	1,248	1,248
Goodwill adjustments	(7)	(29)	(2)	(5)	(2)	—	—	(45)

Balance at April 30, 2010	$16,822	$4,976	$6,138	$2,482	$2,458	$144	$1,292	$34,312

        During the second quarter of fiscal 2010, HP recorded approximately $1.2 billion of goodwill relating to 3Com at the date of the acquisition based on its preliminary purchase price allocation. During the six months ended April 30, 2010, HP recorded reductions to goodwill primarily for tax adjustments related to tax deductible stock-based awards for certain acquisitions for which the acquisition date was before the effective date of the new accounting standard for business combinations. The reduction to goodwill was partially offset by adjustments made for currency translation related to certain non-U.S. subsidiaries of Electronic Data Systems Corporation ("EDS") whose functional currency is not the U.S. dollar.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Goodwill and Purchased Intangible Assets (Continued)

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	April 30, 2010			October 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$7,103	$(3,431)	$3,672	$6,763	$(3,034)	$3,729
Developed and core technology and patents	4,789	(3,021)	1,768	4,171	(2,747)	1,424
Product trademarks	279	(228)	51	247	(222)	25

Total amortizable purchased intangible assets	12,171	(6,680)	5,491	11,181	(6,003)	5,178
IPR&D	106	—	106	—	—	—
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$13,699	$(6,680)	$7,019	$12,603	$(6,003)	$6,600

        Under the revised accounting standard adopted in the first quarter of fiscal 2010, IPR&D is capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. Upon completion of the development of the underlying marketable products, the capitalized IPR&D asset will be amortized over its estimated useful life.

        Estimated future amortization expense related to finite lived purchased intangible assets at April 30, 2010 is as follows:

Fiscal year:	In millions
2010 (remaining six months)	$759
2011	1,263
2012	1,059
2013	922
2014	584
Thereafter	904

Total	$5,491

Note 7: Restructuring Charges

  3Com Restructuring Plan

        In connection with the acquisition of 3Com on April 12, 2010, HP's management approved and initiated a $39 million plan to restructure the operations of 3Com. During the three months ended April 30, 2010, $15 million of severance costs were recorded related to this plan. The remaining $24 million of costs relate to vacating duplicative facilities and other restructuring initiatives and will be paid out through fiscal 2016.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Restructuring Charges (Continued)

  Fiscal 2009 Restructuring Plan

        In May 2009, HP's management approved and initiated a restructuring plan to structurally change and improve the effectiveness of the Imaging and Printing Group ("IPG"), the Personal Systems Group ("PSG"), and Enterprise Storage and Servers ("ESS"). The total expected cost of the plan is $303 million in severance-related costs associated with the planned elimination of approximately 5,000 positions. As of April 30, 2010, approximately 3,500 positions have been eliminated. HP expects the majority of the restructuring costs to be paid out by the fourth quarter of fiscal 2010.

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

        The total expected cost of this restructuring plan is $3.0 billion, consisting mainly of severance costs to eliminate approximately 25,000 positions, costs to vacate duplicative facilities and costs associated with early termination of certain contractual obligations. As of April 30, 2010, the vast majority of the positions had been eliminated. In future quarters, as part of this action, HP expects to record charges of approximately $369 million related to the cost to vacate duplicative facilities.

        Approximately $1.5 billion of the expected costs were associated with pre-acquisition EDS and were reflected in the purchase price of EDS. These costs are subject to change based on the actual costs incurred. The remaining costs are primarily associated with HP and were recorded as a restructuring charge.

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the six months ended April 30, 2010 were as follows:

		Three months ended April 30, 2010 charges	Six months ended April 30, 2010 charges				As of April 30, 2010
	Balance, October 31, 2009			Cash payments	Non-cash settlements and other adjustments	Balance, April 30, 2010	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
3Com Plan	$0	$15	$15	$—	$—	$15	$15	$39
Fiscal 2009 Plan	$248	$3	$4	$(103)	$(9)	$140	$303	$303
Fiscal 2008 HP/EDS Plan:
Severance	$747	$125	$226	$(613)	$(34)	$326	$2,136	$2,136
Infrastructure	$419	$37	$66	$(56)	$(11)	$418	$566	$935

Total HP/EDS Plan	$1,166	$162	$292	$(669)	$(45)	$744	$2,702	$3,071

Total restructuring plans	$1,414	$180	$311	$(772)	$(54)	$899	$3,020	$3,413

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Restructuring Charges (Continued)

        At April 30, 2010 and October 31, 2009, HP had $37 million and $51 million, respectively, of restructuring liabilities associated with previous restructuring actions that are complete but have cash payouts anticipated to occur through 2012. For the six months ended April 30, 2010, cash payouts of $11 million and other adjustments of $3 million were recorded against these liabilities.

        At April 30, 2010 and October 31, 2009, HP included the long-term portion of the restructuring liability of $236 million and $356 million, respectively, in Other liabilities, and the short-term portion in Accrued restructuring in the accompanying Consolidated Condensed Balance Sheets.

  June 2010 Enterprise Services Business Restructuring Plan

        On June 1, 2010, HP announced a plan to restructure its enterprise services business, which includes its infrastructure technology outsourcing, business process outsourcing and application services business units. As part of this multi-year plan, HP intends to consolidate the enterprise services business' commercial data centers, management platforms, networks, tools, and applications. As part of that plan, HP expects to eliminate approximately 9,000 positions over that multi-year period and plans to add approximately 6,000 positions to increase its global sales and delivery resources. HP expects to record an aggregate restructuring charge related to severance costs, asset impairments and other items of approximately $1 billion over a multi-year period ending in HP's 2013 fiscal year.

Note 8: Fair Value

        HP adopted the provisions related to the fair value of nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010 for the following major categories of nonfinancial items from the Consolidated Condensed Balance Sheet: Property, plant and equipment, Goodwill, Purchased intangible assets, Accrued restructuring and the asset retirement obligations within Other accrued liabilities and Other liabilities. The provisions of the accounting standard related to estimating fair value and related disclosures are applied to nonfinancial assets and nonfinancial liabilities whenever they are required to be measured at fair value, such as when accounting for a business combination, when evaluating and/or determining impairment, or in accordance with certain other accounting pronouncements. Except for assets and liabilities acquired in a business combination, HP did not measure any material nonfinancial assets and nonfinancial liabilities at fair value on a non-recurring basis for the three and six months ended April 30, 2010.

        Since the beginning of fiscal 2009, the accounting standard relating to fair value measurements and disclosures became effective for HP. This standard establishes a new framework for measuring fair value and expands related disclosures. The framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

        Cash Equivalents and Investments: HP holds time deposits, money market funds, commercial paper, other debt securities primarily consisting of corporate and foreign government notes and bonds, and common stock and equivalents. In general, and where applicable, HP uses quoted prices in active markets for identical assets to determine fair value. If quoted prices in active markets for identical assets are not available to determine fair value, HP uses quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for identical or similar assets are not available, HP uses internally developed valuation models, whose inputs include bid prices, and third-party valuations utilizing underlying assets assumptions.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2010				As of October 31, 2009
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$9,057	$—	$9,057	$—	$8,925	$—	$8,925
Commercial paper	—	1,650	—	1,650	—	1,388	—	1,388
Money market funds	1,274	—	—	1,274	262	—	—	262
U.S. Treasury securities	5	—	—	5	5	—	—	5
Marketable equity securities	8	3	—	11	7	3	—	10
Foreign bonds	6	346	—	352	10	367	—	377
Corporate bonds and other debt securities	—	7	45	52	—	5	36	41
Derivatives:
Interest rate contracts	—	407	—	407	—	375	—	375
Foreign exchange contracts	—	598	10	608	—	379	1	380
Other derivatives	—	3	4	7	—	1	—	1

Total Assets	$1,293	$12,071	$59	$13,423	$284	$11,443	$37	$11,764

Liabilities
Derivatives:
Interest rate contracts	$—	$50	$—	$50	$—	$51	$—	$51
Foreign exchange contracts	—	348	1	349	—	720	1	721
Other derivatives	—	2	—	2	—	2	—	2

Total Liabilities	$—	$400	$1	$401	$—	$773	$1	$774

        The following table presents the changes in Level 3 instruments for the six months ended April 30, 2010 that are measured at fair value on a recurring basis. The majority of the Level 3 balances consist

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Fair Value (Continued)

of investment securities classified as available-for-sale with changes in fair value recorded in other comprehensive income ("OCI").

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
Six months ended April 30, 2010	Other Debt Securities	Derivative Instruments	Total
	In millions
Beginning balance at November 1, 2009	$36	$—	$36
Total losses (realized/unrealized):
Included in earnings(1)	(3)	—	(3)
Included in OCI	12	17	29
Purchases, issuances, and settlements	—	(4)	(4)

Ending balance at April 30, 2010	$45	$13	$58

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held as of April 30, 2010	$(3)	$—	$(3)

(1)
Included in Interest and other, net in the accompanying Consolidated Condensed Statements of Earnings.

        The changes in Level 3 instruments for the three and six months ended April 30, 2010 that were measured at fair value on a recurring basis resulted in a total loss of $2 million and $3 million, respectively. The losses for the periods were included in earnings attributable to the changes in unrealized losses relating to assets still held as of April 30, 2010.

        The changes in Level 3 instruments for the three and six months ended April 30, 2009 that were measured at fair value on a recurring basis resulted in a total loss of $1 million and $3 million, respectively. The losses for the periods were included in earnings attributable to the changes in unrealized losses relating to assets still held as of April 30, 2009.

        HP measures certain assets including cost and equity method investments at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. In the three and six months ended April 30, 2010 and April 30, 2009, HP did not incur any material impairment charge.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments

  Available-for-Sale Investments

        Cash equivalents and investments at fair value as of April 30, 2010 and October 31, 2009 were as follows:

	April 30, 2010				October 31, 2009
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Cash Equivalents
Time deposits	$9,046	$—	$—	$9,046	$8,870	$—	$—	$8,870
Commercial paper	1,650	—	—	1,650	1,388	—	—	1,388
Money market funds	1,245	—	—	1,245	262	—	—	262

Total cash equivalents	11,941	—	—	11,941	10,520	—	—	10,520

Investments
Debt securities:
Time deposits	11	—	—	11	55	—	—	55
Money market funds	29	—	—	29	—	—	—	—
U.S. Treasury securities	5	—	—	5	5	—	—	5
Foreign bonds	302	50	—	352	329	49	—	378
Corporate bonds and other debt securities	84	—	(32)	52	85	—	(45)	40

Total debt securities	431	50	(32)	449	474	49	(45)	478

Equity securities in public companies	4	2	—	6	3	2	—	5

Total cash equivalents and investments	$12,376	$52	$(32)	$12,396	$10,997	$51	$(45)	$11,003

        Cash equivalents consist of investments with original maturities of ninety days or less. Available-for-sale securities consist of short-term investments which mature within twelve months or less and long-term investments with maturities longer than twelve months. Investments include primarily time deposits, fixed-interest securities, and institutional bonds. HP estimates the fair values of its investments based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that will be realized in the future.

        The gross unrealized loss as of April 30, 2010 was due primarily to declines in certain debt securities and included $30 million that has been in a continuous loss position for more than twelve months. The gross unrealized loss as of October 31, 2009 was due primarily to declines in certain debt securities and included $20 million that had been in a continuous loss position for more than twelve months. HP does not intend to sell these debt securities, and it is not likely that HP will be required to sell these debt securities prior to the recovery of the amortized cost. In the three and six months ended April 30, 2010, HP recognized an impairment charge of $2 million associated with debt securities. In the three months ended April 30, 2009, HP did not recognize any impairment charge. In the six months ended April 30, 2009, HP recognized an impairment charge of $2 million, representing credit losses associated with debt securities.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

        Contractual maturities of short-term and long-term investments in available-for-sale securities at April 30, 2010 were as follows:

	Available-for-Sale Securities
	April 30, 2010
	Cost	Estimated Fair Value
	In millions
Due in less than one year	$39	$39
Due in 1-5 years	23	23
Due in more than five years	369	387

	$431	$449

        Proceeds from sales and maturities of available-for-sale and other securities were $103 million in the three and six months ended April 30, 2010. There were $7 million of gross realized gains on total investments for both periods. Proceeds from sales and maturities of available-for-sale and other securities were $57 million and $103 million, respectively, in the three and six months ended April 30, 2009. There were no gross realized gains or losses on these securities for both periods. The specific identification method is used to account for gains and losses on available-for-sale securities.

        A summary of the carrying values and balance sheet classification of all short-term and long-term investments in debt and equity securities as of April 30, 2010 and October 31, 2009 was as follows:

	April 30, 2010	October 31, 2009
	In millions
Time deposit	$5	$55
Available-for-sale debt securities	34	—

Short-term investments	39	55

Time deposit	6	—
Available-for-sale debt securities	404	423
Available-for-sale equity securities	6	5
Equity securities in privately-held companies	146	129
Other investments	9	13

Included in long-term financing receivables and other assets	571	570

Total investments	$610	$625

        Equity securities in privately held companies include cost basis and equity method investments. Other investments include marketable trading securities held to generate returns that HP expects to offset changes in certain liabilities related to deferred compensation arrangements. HP includes gains or losses from changes in fair value of these securities, offset by losses or gains on the related liabilities, in Interest and other, net, in HP's Consolidated Condensed Statements of Earnings. The net losses associated with these securities were $3 million and $5 million for the three and six months ended April 30, 2010, respectively. The net losses associated with these securities were $3 million and $7 million for the three and six months ended April 30, 2009, respectively.

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

        Certain of HP's derivative instruments contain credit-risk-related contingent features, such as a provision whereby the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions if HP's credit rating falls below investment grade. As of April 30, 2010, HP was not required to post any collateral, and HP did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.

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

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expense, and intercompany lease loan denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within six to twelve months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During the six months ended April 30, 2010, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt with the change in fair value of the derivative. For foreign

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Condensed Statements of Earnings. As of April 30, 2010, the portion of hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three and six months ended April 30, 2010.

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        As discussed in Note 8, HP estimates the fair values of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Consolidated Condensed Balance Sheets were recorded as follows:

	As of April 30, 2010					As of October 31, 2009
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$8,575	$—	$367	$—	$—	$7,575	$—	$346	$—	$5
Cash flow hedges:
Foreign exchange contracts	15,621	416	62	76	31	15,056	116	12	389	33
Net investment hedges:
Foreign exchange contracts	1,461	13	9	42	42	1,350	13	12	47	39

Total derivatives designated as hedging instruments	25,657	429	438	118	73	23,981	129	370	436	77

Derivatives not designated as hedging instruments
Foreign exchange contracts	10,400	88	20	114	44	16,104	206	20	163	51
Interest rate contracts(2)	2,200	—	40	—	50	2,211	—	29	—	45
Other derivatives	309	3	4	2	—	268	2	—	2	—

Total derivatives not designated as hedging instruments	12,909	91	64	116	94	18,583	208	49	165	96

Total derivatives	$38,566	$520	$502	$234	$167	$42,564	$337	$419	$601	$173

(1)
Represents the face amounts of contracts that were outstanding as of April 30, 2010 and October 31, 2009, respectively.

(2)
Represents offsetting swaps acquired through previous business combination that were not designated as hedging instruments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The before-tax effect of a derivative instrument and related hedged item in a fair value hedging relationship for the three and six months ended April 30, 2010 was as follows:

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2010	Six months ended April 30, 2010	Hedged Item	Location	Three months ended April 30, 2010	Six months ended April 30, 2010
		In millions				In millions
Interest rate contracts	Interest and other, net	$18	$27	Fixed-rate debt	Interest and other, net	$(15)	$(24)

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2010 was as follows:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain Recognized in Income on Derivative(1) (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three months ended April 30, 2010	Six months ended April 30, 2010	Location	Three months ended April 30, 2010	Six months ended April 30, 2010	Location	Three months ended April 30, 2010	Six months ended April 30, 2010
	In millions			In millions			In millions
Cash flow hedges:
Foreign exchange contracts	$230	$655	Net revenue	$188	$58	Net revenue	$—	$—
Foreign exchange contracts	(12)	(7)	Cost of products	12	27	Cost of products	—	—
Foreign exchange contracts	—	—	Other operating expenses	—	1	Other operating expenses	—	—
Foreign exchange contracts	(5)	1	Interest and other, net	(4)	—	Interest and other, net	—	—
Foreign exchange contracts	25	36	Net revenue	7	15	Interest and other, net	2	6

Total cash flow hedges	$238	$685		$203	$101		$2	$6

Net investment hedges:
Foreign exchange contracts	$(47)	$(44)	Interest and other, net	$—	$—	Interest and other, net	$—	$—

(1)
Amount of gain recognized in income on derivative represents a $2 million gain and $6 million gain related to the amount excluded from the assessment of hedge effectiveness in the three and six months ended April 30, 2010, respectively.

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

        HP expects to reclassify a net accumulated other comprehensive gain of approximately $207 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three and six months ended April 30, 2010 was as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended April 30, 2010	Six months ended April 30, 2010
		In millions
Foreign exchange contracts	Interest and other, net	$(129)	$(63)
Other derivatives	Interest and other, net	13	2
Interest rate contracts	Interest and other, net	6	5

Total		$(110)	$(56)

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three and six months ended April 30, 2009 was as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended April 30, 2009	Six months ended April 30, 2009
		In millions
Foreign exchange contracts	Interest and other, net	$(229)	$(211)
Other derivatives	Interest and other, net	31	9
Interest rate contracts	Interest and other, net	10	8

Total		$(188)	$(194)

  Other Financial Instruments

        For the balance of HP's financial instruments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's short- and long-term debt was approximately $17.8 billion at April 30, 2010, compared to a carrying value of $17.7 billion at that date. The estimated fair value of HP's short- and long-term debt was approximately $16.0 billion at October 31, 2009, compared to a carrying value of $15.8 billion at that date. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

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

	April 30, 2010	October 31, 2009
	In millions
Minimum lease payments receivable	$6,600	$6,413
Allowance for doubtful accounts	(114)	(108)
Unguaranteed residual value	231	244
Unearned income	(573)	(571)

Financing receivables, net	6,144	5,978
Less current portion	(2,795)	(2,675)

Amounts due after one year, net	$3,349	$3,303

        Equipment leased to customers under operating leases was $3.3 billion at April 30, 2010 and $3.0 billion at October 31, 2009 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $1.0 billion at April 30, 2010 and $0.9 billion at October 31, 2009.

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

        The changes in HP's aggregate product warranty liabilities for the six months ended April 30, 2010 were as follows:

In millions
Product warranty liability at October 31, 2009	$2,409
Accruals for warranties issued	1,437
Adjustments related to pre-existing warranties (including changes in estimates)	(35)
Settlements made (in cash or in kind)	(1,308)

Product warranty liability at April 30, 2010	$2,503

Note 12: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	April 30, 2010		October 31, 2009
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Commercial paper	$2,077	0.3%	$294	1.2%
Current portion of long-term debt	1,428	1.2%	1,143	1.0%
Notes payable to banks, lines of credit and other	429	2.1%	413	2.0%

	$3,934		$1,850

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $327 million and $326 million at April 30, 2010 and October 31, 2009, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	April 30, 2010	October 31, 2009
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.505% in June 2002 at 6.5%, due July 2012	$499	$499
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, due March 2012	600	600
$900 issued at discount to par at a price of 99.938% in February 2007 at 5.25%, due March 2012	900	900
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,000 issued at par in June 2007 at three-month USD LIBOR plus 0.06%, due June 2010	1,000	1,000
$1,500 issued at discount to par at a price of 99.921% in March 2008 at 4.5%, due March 2013	1,499	1,499
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, due March 2014	1,993	1,992
$275 issued at par in February 2009 at three-month USD LIBOR plus 1.75%, due February 2011	275	275
$1,000 issued at discount to par at a price of 99.956% in February 2009 at 4.25%, due February 2012	1,000	1,000
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500
2009 Shelf Registration Statement:
$750 issued at par in May 2009 at three-month USD LIBOR plus 1.05%, due May 2011	750	750
$1,000 issued at discount to par at a price of 99.967% in May 2009 at 2.25%, due May 2011	1,000	1,000
$250 issued at discount to par at a price of 99.984% in May 2009 at 2.95%, due August 2012	250	250

	12,515	12,514

EDS Senior Notes
$1,100 issued June 2003 at 6.0%, due August 2013	1,135	1,140
$300 issued October 1999 at 7.45%, due October 2029	315	315

	1,450	1,455

Other, including capital lease obligations, at 3.75%-8.63%, due in calendar year 2010-2024	797	785
Fair value adjustment related to hedged debt	394	369
Less: current portion	(1,428)	(1,143)

Total long-term debt	$13,728	$13,980

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

        In October 2008, HP registered for the Commercial Paper Funding Facility ("CPFF") provided by the Federal Reserve Bank of New York. The CPFF program expired on February 1, 2010. HP did not issue any commercial paper under the CPFF program.

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

        HP also maintains uncommitted lines of credit from a number of financial institutions that are available through various foreign subsidiaries. The amount available for use as of April 30, 2010 was approximately $1.4 billion.

        Included in Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of April 30, 2010, the carrying value of the assets approximated the carrying value of the borrowings of $39 million.

        At April 30, 2010, HP was able to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2009 Shelf Registration Statement. As of that date, HP also had up to approximately $15.8 billion of available borrowing

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Borrowings (Continued)

resources, including $14.4 billion under its commercial paper programs, $6.4 billion of which is supported by its credit facilities, and approximately $1.4 billion under other programs.

Note 13: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 20.5% and 18.6% for the three months ended April 30, 2010 and April 30, 2009, respectively, and 20.1% and 18.3% for the six months ended April 30, 2010 and April 30, 2009, respectively. HP's effective tax rate increased due to a decline in the percentage of total earnings earned in lower-tax jurisdictions and a decline in its discrete tax benefits relative to consolidated pretax earnings. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all of such earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

        In the three and six months ended April 30, 2010, HP recorded discrete items with a net tax benefit of $47 million and $139 million, respectively, decreasing the effective tax rate. These amounts included net tax benefits of $80 million and $134 million, respectively, from restructuring and acquisition charges; and net tax expense of $33 million and net tax benefits of $5 million, respectively, associated with adjustments to prior year foreign income tax accruals and credits, settlement of tax audit matters, a valuation allowance release, and other miscellaneous discrete items.

        In the three and six months ended April 30, 2009, HP recorded discrete items with a net tax benefit of $46 million and $138 million, respectively, decreasing the effective tax rate. These amounts included net tax benefits of $56 million and $120 million, respectively, from restructuring and acquisition charges; and net tax expense of $10 million and net tax benefits of $18 million, respectively, associated with adjustments to prior year foreign income tax accruals and credits, settlement of tax audit matters, a valuation allowance release, and other miscellaneous discrete items.

        During the second quarter of fiscal 2010, the amount of gross unrecognized tax benefits remained at $1.9 billion, of which up to $890 million would affect HP's effective tax rate if realized. HP recognizes interest expense and penalties on unrecognized tax benefits within income tax expense. During the second quarter of fiscal 2010, there was no material change in the amount of accrued net interest and penalties.

        HP engages in continuous discussion and negotiation with tax authorities regarding tax matters in the various jurisdictions. HP does not expect complete resolution of any Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $120 million within the next 12 months.

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

(Unaudited)

Note 13: Income Taxes (Continued)

("RAR's") for its fiscal 2001, 2002 and 2006 tax years. The IRS began an audit of HP's 2007 income tax returns in 2009, and will begin its audit of 2008 during 2010. With respect to major foreign and state tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999. HP believes that adequate accruals have been provided for all open tax years.

        On May 10, 2010, HP received a RAR from the IRS for its fiscal 2006 tax year, which proposed a $1 million increase in HP's tax liability for that year. In addition, the IRS's adjustments for fiscal 2006, if sustained, would reduce the tax benefits of net operating loss and tax credit carryforwards to subsequent years by approximately $319 million. HP plans to contest certain of the adjustments proposed in the RAR. HP believes that it has provided adequate accruals for any tax deficiencies or reductions in tax benefits that could result from the IRS actions.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	April 30, 2010	October 31, 2009
	In millions
Current deferred tax assets	$4,413	$4,979
Current deferred tax liabilities	(37)	(83)
Long-term deferred tax assets	1,957	1,751
Long-term deferred tax liabilities	(3,839)	(4,230)

Total deferred tax assets net of deferred tax liabilities	$2,494	$2,417

Note 14: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the three and six months ended April 30, 2010, HP executed share repurchases of 35 million shares and 88 million shares, respectively. For the three months ended April 30, 2010, repurchases of 35 million shares were settled for $1.8 billion. For the six months ended April 30, 2010, repurchases of 89 million shares were settled for $4.5 billion, which included 3 million shares repurchased in transactions that were executed in fiscal 2009 but settled in the first half of fiscal 2010. HP had approximately 2 million shares repurchased in the second quarter of fiscal 2010 that will be settled in the third quarter of fiscal 2010. HP paid approximately $0.8 billion in connection with repurchases of approximately 24 million shares during the three months ended April 30, 2009 and paid approximately $2.0 billion in connection with repurchases of approximately 58 million shares in the first six months of fiscal 2009.

        On November 19, 2009, HP's Board of Directors authorized an additional $8.0 billion for future share repurchases. As of April 30, 2010, HP had remaining authorization of $7.4 billion for future share repurchases.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Stockholders' Equity (Continued)

  Comprehensive Income

        The changes in the components of OCI, net of taxes, were as follows:

	Three months ended April 30
	2010	2009
	In millions
Net earnings	$2,200	$1,721
Net change in unrealized gains on available-for-sale securities:
Change in net unrealized gains, net of tax of $4 million in 2010 and $4 million in 2009	7	11
Net unrealized gains reclassified into income with no tax effect in 2009	—	(1)

	7	10

Net change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) recognized in OCI, net of tax of $81 million in 2010 and net of tax benefit of $106 million in 2009	157	(198)
Gains reclassified into income, net of tax of $73 million in 2010 and $150 million in 2009	(130)	(280)

	27	(478)

Net change in cumulative translation adjustment, net of tax of $12 million in 2010 and $202 million in 2009	71	137
Net change in unrealized components of defined benefit plans, net of tax of $60 million in 2010 and net of tax benefit of $4 million in 2009	83	(15)

Comprehensive income	$2,388	$1,375

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Stockholders' Equity (Continued)

	Six months ended April 30
	2010	2009
	In millions
Net earnings	$4,450	$3,577
Net change in unrealized gains (losses) on available-for-sale securities:
Change in net unrealized gains, net of tax of $5 million in 2010 and with no tax effect in 2009	9	4
Net unrealized gains reclassified into income with no tax effect in 2009	—	(1)

	9	3

Net change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) recognized in OCI, net of tax of $238 million in 2010 and net of tax benefit of $33 million in 2009	447	(69)
Gains reclassified into income, net of tax of $31 million in 2010 and $340 million in 2009	(70)	(615)

	377	(684)

Net change in cumulative translation adjustment, net of tax benefit of $2 million in 2010 and $9 million in 2009	11	(245)
Net change in unrealized components of defined benefit plans, net of tax of $69 million in 2010 and $55 million in 2009	94	65

Comprehensive income	$4,941	$2,716

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	April 30, 2010	October 31, 2009
	In millions
Net unrealized gain on available-for-sale securities	$13	$4
Net unrealized gain (loss) on cash flow hedges	208	(169)
Cumulative translation adjustment	(448)	(459)
Unrealized components of defined benefit plans	(2,529)	(2,623)

Accumulated other comprehensive loss	$(2,756)	$(3,247)

Note 15: Retirement and Post-Retirement Benefit Plans

  Modifications to Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. As disclosed in our Consolidated Financial Statements for the fiscal year ended October 31, 2009, prior to April 1, 2009, HP matched employee contributions to the U.S. HP 401(k) Plan with cash contributions up to a maximum of 6% of eligible compensation for U.S. employees hired prior to August 1, 2008 and up to a maximum of 4% of eligible compensation for U.S. employees hired on or after August 1, 2008. Further, effective from January 1, 2009 through March 31, 2009, U.S. employees participating in the EDS 401(k) Plan were eligible for a 4% HP matching contribution on eligible compensation.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

        Effective April 1, 2009, HP matching contributions under both the U.S. HP 401(k) Plan and the EDS 401(k) Plan were changed to a quarterly, discretionary, performance-based match of up to a maximum of 4% of eligible compensation for all U.S. employees, which is determined each fiscal quarter based on business results. HP matching contributions vary from 0% to 100% of the maximum 4% match, based on such factors as quarterly earnings, market share growth, and performance relative to market and economic conditions. HP's matching contributions for the quarter ended April 30, 2010 was 100% of the maximum 4% match.

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
	In millions
Service cost	$—	$7	$82	$75	$3	$4
Interest cost	144	148	165	146	12	17
Expected return on plan assets	(165)	(133)	(188)	(158)	(8)	(8)
Amortization and deferrals:
Actuarial loss (gain)	7	(21)	53	14	5	2
Prior service benefit	—	—	(3)	(2)	(22)	(20)

Net periodic benefit (gain) cost	(14)	1	109	75	(10)	(5)
Settlement gain	—	(1)	—	—	—	—
Curtailment gain	—	—	—	—	(13)	(2)
Special termination benefits	—	—	11	2	—	—

Net benefit (gain) cost	$(14)	$—	$120	$77	$(23)	$(7)

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
	In millions
Service cost	$—	$13	$168	$152	$6	$7
Interest cost	289	296	337	299	24	35
Expected return on plan assets	(331)	(266)	(386)	(323)	(15)	(16)
Amortization and deferrals:
Actuarial loss (gain)	14	(34)	109	34	10	3
Prior service benefit	—	—	(5)	(4)	(43)	(39)

Net periodic benefit (gain) cost	(28)	9	223	158	(18)	(10)
Settlement gain	—	(1)	—	—	—	—
Curtailment gain	—	—	—	—	(13)	(2)
Special termination benefits	—	—	11	3	—	—

Net benefit (gain) cost	$(28)	$8	$234	$161	$(31)	$(12)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

  Employer Contributions and Funding Policy

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2009 that it expected to contribute approximately $745 million to its pension plans and approximately $30 million to cover benefit payments to U.S. non-qualified plan participants during 2010. In addition, HP expected to pay approximately $45 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements, as established by local government, funding and taxing authorities.

        As of April 30, 2010, HP has made $359 million of contributions to its pension plans, paid $11 million to cover benefit payments to U.S. non-qualified plan participants, and paid $14 million to cover benefit claims under post-retirement benefit plans. HP presently anticipates making additional contributions of approximately $386 million to its pension plans and approximately $18 million to its U.S. non-qualified plan participants and expects to pay up to $31 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2010. HP's pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Differences between expected and actual returns on investments will be reflected as unrecognized gains or losses, and such gains or losses will be amortized and recorded in future periods. Poor financial performance of asset markets in any year could lead to increased contributions in certain countries and increased future pension plan expense. Asset gains or losses are determined at the measurement date and amortized over the remaining service life or life expectancy of plan participants. HP's next expected measurement date is October 31, 2010.

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

Litigation, Proceedings and Investigations

        Copyright levies. As described below, proceedings are ongoing or have been concluded involving HP in certain European Union ("EU") member countries, including litigation in Germany and Belgium, seeking to impose or modify levies upon equipment (such as multifunction devices ("MFDs"), personal

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

computers ("PCs") and printers) and alleging that these devices enable producing private copies of copyrighted materials. The levies are generally based upon the number of products sold and the per-product amounts of the levies, which vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders.

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in June 2001 in Germany relating to whether and to what extent German copyright levies for photocopiers should be imposed on MFDs. On July 6, 2005, the Court of Appeals in Stuttgart Germany ordered HP to pay VG Wort levies based on the published tariffs for photocopiers in Germany (which range from €38.35 to €613.56 per unit), plus interest, on MFDs sold in Germany up to December 2001, and the German Federal Supreme Court later affirmed that ruling on appeal. HP subsequently appealed the decision by filing a claim with the German Federal Constitutional Court, which declined to hear HP's appeal, thus concluding these proceedings. HP has made the payments required under the court ruling.

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

        ZPU, a joint association of various German collection societies, instituted legal proceedings against HP in 2005 demanding reporting of every PC sold by HP in Germany from January 2002 through December 2005 and seeking a levy of €18.42 plus tax for each PC sold during that period. On December 23, 2009, the German industry association Bundesverband Computerhersteller ("BCH") entered into a settlement agreement with ZPU that provides for the payment of €3.15 per unit for PCs sold in Germany between 2002 and 2003 and €6.30 per unit for PCs sold in Germany between 2005 and 2007. The settlement is only valid for those companies who are members of BCH and accede to the settlement and who also agree to pay a levy of €12.15 per unit for PCs without a built-in CD-R or DVD-R and €13.65 per unit for PCs with a built-in CD-R or DVD-R sold in Germany between 2008 and 2010. HP is a member of BCH and has acceded to the settlement.

        Reprobel, a cooperative society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, requested HP by extra-judicial means to amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the French-speaking chambers of the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that copyright levies payable on such MFDs must be assessed based on the copying speed when operated in the normal print mode set by default in the device. The schedule for the court proceedings has not yet been determined, and no decision from the court is expected before 2011.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

        Sky Subscribers Services Limited and British Sky Broadcasting Limited v. EDS and EDS Limited (UK) is a lawsuit filed on August 17, 2004 by Sky Subscribers Services Limited and British Sky Broadcasting Limited against Electronic Data Systems Corporation ("EDS"), a company that HP acquired in August 2008, and EDS Limited (UK) ("EDS UK"), one of EDS's subsidiaries, alleging deceit, negligent misrepresentation, negligent misstatement and breach of contract. The claims arose out of a customer relationship management project that was awarded to EDS in 2000, the principal objective of which was to develop a customer call center in Scotland. EDS's main role in the project was as systems integrator. On November 12, 2004, EDS and EDS UK filed their defense and counterclaim denying the claims and seeking damages for monies owed under the contract. The trial of this action commenced on October 15, 2007, and final arguments concluded on July 30, 2008. At trial, the plaintiffs claimed damages in excess of £700 million, and EDS and EDS UK counterclaimed for damages of approximately £5 million. On January 26, 2010, the court issued a decision finding EDS UK liable to the plaintiffs for deceit in one area of the claim, for negligent misrepresentation and negligent misstatement in another area of the claim, and for breach of contract. The court dismissed all of plaintiffs' other claims. On March 1, 2010, the court ordered HP to make an interim payment to the plaintiffs of £70 million, which is in addition to an interim payment of £200 million that HP made voluntarily to the plaintiffs in February 2010. In June 2010, the parties settled the litigation between them and all related claims for a total amount of £318 million. As a result of the settlement, HP will be required to make a final payment to the plaintiffs of £48 million.

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

  •
  A consolidated lawsuit captioned In re HP Inkjet Printer Litigation is pending in the United States District Court for the Northern District of California where the plaintiffs are seeking class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. On January 4, 2008, the court heard plaintiffs' motions for class certification and to add a class representative and HP's motion for summary judgment. On July 25, 2008, the court denied all three motions. On March 30, 2009, the plaintiffs filed a renewed motion for class certification. A hearing on the plaintiffs' motion for class certification scheduled for April 9, 2010 was postponed, and no new date has been scheduled.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

  •
  A lawsuit captioned Blennis v. HP was filed on January 17, 2007 in the United States District Court for the Northern District of California where the plaintiffs are seeking class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. A class certification hearing was scheduled for May 21, 2010 but has been taken off of the calendar.

  •
  Four class actions against HP and its subsidiary, Hewlett-Packard (Canada) Co., are pending in Canada, one commenced in British Columbia in February 2006, two commenced in Quebec in April 2006 and May 2006, respectively, and one commenced in Ontario in June 2006, where the plaintiffs are seeking class certification, restitution, declaratory relief, injunctive relief and unspecified statutory, compensatory and punitive damages. In March 2010, one of the Quebec cases was voluntarily dismissed by the plaintiff.

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

        Rich v. HP is a consumer class action filed against HP on May 22, 2006 in the United States District Court for the Northern District of California. The suit alleges that HP designed its color inkjet printers to unnecessarily use color ink in addition to black ink when printing black and white images and text. The plaintiffs are seeking to certify a nationwide injunctive class and a California-only damages class. A class certification hearing was scheduled for May 7, 2010 but has been taken off of the calendar.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed a complaint, amended on September 6, 2002, against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors, and servers and workstations incorporating those processors, infringe a patent assigned to Cornell Research Foundation, Inc. that describes a way of executing microprocessor instructions. The complaint sought declaratory and injunctive relief and unspecified damages. The patent at issue in this litigation, United States Patent No. 4,807,115, expired on February 21, 2006. Therefore, the plaintiffs are no longer entitled to seek injunctive relief against HP. This matter was tried between May 19 and May 30, 2008, and, on May 30, 2008, a jury returned a verdict in favor of the plaintiffs in the amount of $184 million. On March 30, 2009, the trial court issued four post-trial decisions. The court denied several of HP's post-trial motions, but granted HP's motion to reduce the damages award. The court reduced the award to approximately $53 million and subsequently entered judgment in favor of the plaintiffs in that amount. On May 15, 2009, the court awarded approximately $17 million in pre-judgment interest and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

approximately $1 million in costs and subsequently entered an amended judgment reflecting those awards. In May 2010, the parties entered into a settlement agreement pursuant to which HP will pay the plaintiffs an aggregate of $75 million in exchange for the settlement of all claims brought against HP relating to the patent at issue in the litigation.

        Fair Labor Standards Act Litigation. HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of EDS or HP have been misclassified as exempt employees under the Fair Labor Standards Act and/or in violation of the California Labor Code or other state laws. Those matters include the following:

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

  •
  Heffelfinger, et al. v. Electronic Data Systems Corporation is a class action filed in November 2006 in California Superior Court claiming that certain EDS information technology workers in California were misclassified as exempt employees. The case was subsequently transferred to the U.S. District Court for the Central District of California, which, on January 7, 2008, certified a class of information technology workers in California. On June 6, 2008, the court granted the defendant's motion for summary judgment. The plaintiffs subsequently filed an appeal with the U.S. Court of Appeals for the Ninth Circuit, which is pending. Two other purported class actions originally filed in California Superior Court, Karlbom, et al. v. Electronic Data Systems Corporation, which was filed on March 16, 2009, and George, et al. v. Electronic Data Systems Corporation, which was filed on April 2, 2009, allege similar facts. The Karlbom case is pending in San Diego County Superior Court, and the George case is pending in the U.S. District Court for the Southern District of New York.

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

        India Directorate of Revenue Intelligence Proceedings. On April 30 and May 4, 2010, the India Directorate of Revenue Intelligence (the "DRI") issued show cause notices to Hewlett-Packard India Sales Private Ltd. ("HPI"), seven current HP employees and one former HP employee alleging that HP has underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. On June 2, 2010, the DRI issued an additional show cause notice to HPI and three current HPI employees alleging that HP has failed to pay customs duties on the appropriate value of recovery CDs containing Microsoft operating systems and seeking to recover approximately $5.3 million, plus penalties. HP intends to contest the show cause notices through the judicial process. HP has deposited a total of approximately $16.7 million with the DRI and agreed to post a provisional bond in exchange for the DRI's agreement not to seize HP products and spare parts and not to interrupt the transaction of business by HP in India. HP is in the process of responding to the show cause notices.

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

  •
  Enterprise Storage and Servers provides storage and server products. The various server offerings range from entry-level servers to high-end scalable servers, including Superdome servers. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

    primarily Windows®(1), Linux and Novell operating systems and leverage Intel Corporation ("Intel") and Advanced Micro Devices ("AMD") processors. The business spans a range of product lines, including pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of server blades. Business critical systems focused on mission critical and highly scalable customer applications include: Itanium®(2)-based Integrity servers running on HP-UX, Windows®, Linux, OpenVMS and NonStop operating systems, including the high-end Integrity Superdome servers and fault-tolerant Integrity NonStop servers. HP's StorageWorks offerings include entry-level, mid-range and high-end arrays, storage area networks ("SANs"), network attached storage ("NAS"), storage management software, and virtualization technologies, as well as tape drives, tape libraries and optical archival storage.

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

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq, HP Pro, and HP Elite lines of business desktops and notebooks, as well as the Touchsmart PC, All in One PC, HP Mini-Note PC, HP Blade PCs, Retail POS systems, and HP Thin Clients. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi media consumer desktops and notebooks, as well as the HP Pavilion Elite desktops, HP Envy Premium notebooks, Touchsmart PCs, All in One PC, HP and Compaq Mini notebooks, and the Media Smart Home Server. HP's Z series desktop workstations and HP Elitebook Mobile Workstations provide advanced graphics, computing, and large modeling capabilities, certified with applications in a wide range of industries and running both Windows® and Linux operating systems. PSG provides a series of HP iPAQ Pocket PC handheld computing devices that run on Windows® Mobile

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

    software. These products range from basic PDAs to advanced devices with voice and data capability.

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

  •
  Corporate Investments includes HP Labs, network infrastructure products and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products, which span from the data center to the edge of the network and are sold under the ProCurve, 3Com and TippingPoint brands. The segment also includes certain video collaboration products sold under the brand "Halo."

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

        HP does not allocate to its business segments restructuring charges and any associated adjustments related to restructuring actions.

        Selected operating results information for each business segment was as follows:

	Three months ended April 30
	Net Revenue		Earnings (Loss) from Operations
	2010	2009(1)	2010	2009(1)
	In millions
Services	$8,712	$8,500	$1,382	$1,174
Enterprise Storage and Servers	4,542	3,457	571	250
HP Software	871	880	162	157

HP Enterprise Business	14,125	12,837	2,115	1,581

Personal Systems Group	9,956	8,210	465	378
Imaging and Printing Group	6,396	5,916	1,098	1,074
HP Financial Services	755	641	69	46
Corporate Investments	315	188	12	(19)

Segment total	$31,547	$27,792	$3,759	$3,060

	Six months ended April 30
	Net Revenue		Earnings (Loss) from Operations
	2010	2009(1)	2010	2009(1)
	In millions
Services	$17,363	$17,247	$2,746	$2,298
Enterprise Storage and Servers	8,933	7,406	1,123	656
HP Software	1,749	1,758	329	297

HP Enterprise Business	28,045	26,411	4,198	3,251

Personal Systems Group	20,540	17,002	995	814
Imaging and Printing Group	12,602	11,897	2,152	2,179
HP Financial Services	1,474	1,277	136	87
Corporate Investments	551	384	31	(38)

Segment total	$63,212	$56,971	$7,512	$6,293

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended April 30		Six months ended April 30
	2010	2009	2010	2009
	In millions
Net revenue:
Segment total	$31,547	$27,792	$63,212	$56,971
Elimination of inter-segment net revenue and other	(698)	(409)	(1,186)	(781)

Total HP consolidated net revenue	$30,849	$27,383	$62,026	$56,190

Earnings before taxes:
Total segment earnings from operations	$3,759	$3,060	$7,512	$6,293
Corporate and unallocated costs and eliminations	(112)	(62)	(200)	(38)
Unallocated costs related to stock-based compensation expense	(185)	(156)	(348)	(304)
Amortization of purchased intangible assets	(347)	(380)	(677)	(792)
In-process research and development charges	—	—	—	(6)
Restructuring charges	(180)	(94)	(311)	(240)
Acquisition-related charges	(77)	(75)	(115)	(123)
Interest and other, net	(91)	(180)	(290)	(412)

Total HP consolidated earnings before taxes	$2,767	$2,113	$5,571	$4,378

        HP allocates its assets to its business segments based on the primary segments benefiting from the asset. The total assets of PSG decreased 10% to $13.3 billion as of April 30, 2010 from $14.8 billion as of October 31, 2009 due primarily to a decline in accounts and other receivables as a result of improved linearity across the period. The total assets of IPG decreased 10% to $10.6 billion as of April 30, 2010 from $11.7 billion as of October 31, 2009 due to improved linearity in accounts and other receivables as well as reductions in property, plant and equipment and deferred income tax assets. The total assets allocated to Corporate Investments increased 26% to $16.2 billion as of April 30, 2010 from $12.9 billion as of October 31, 2009 mostly due to the 3Com acquisition. There have been no material changes in the total assets of HP's other segments for the six months ended April 30, 2010 as compared to the fiscal year ended October 31, 2009.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

  Net revenue by segment and business unit

	Three months ended April 30		Six months ended April 30
	2010	2009(1)(2)	2010	2009(1)(2)
	In millions
Net revenue:
Infrastructure technology outsourcing	$3,998	$3,762	$7,931	$7,605
Technology services	2,420	2,418	4,826	4,871
Application services	1,512	1,541	3,021	3,173
Business process outsourcing	716	719	1,450	1,473
Other	66	60	135	125

Services(1)	8,712	8,500	17,363	17,247

Industry standard servers	3,056	1,989	6,002	4,311
Storage	948	818	1,837	1,731
Business critical systems	538	650	1,094	1,364

Enterprise Storage and Servers	4,542	3,457	8,933	7,406

Business technology optimization	584	568	1,175	1,162
Other software	287	312	574	596

HP Software	871	880	1,749	1,758

HP Enterprise Business	14,125	12,837	28,045	26,411

Notebooks	5,513	4,706	11,638	9,613
Desktops	3,788	2,977	7,628	6,285
Workstations	423	287	798	620
Handhelds	24	47	49	104
Other	208	193	427	380

Personal Systems Group	9,956	8,210	20,540	17,002

Supplies	4,331	4,103	8,412	8,153
Commercial hardware	1,348	1,193	2,639	2,432
Consumer hardware	717	620	1,551	1,312

Imaging and Printing Group	6,396	5,916	12,602	11,897

HP Financial Services	755	641	1,474	1,277
Corporate Investments	315	188	551	384

Total segments	31,547	27,792	63,212	56,971

Eliminations of inter-segment net revenue and other	(698)	(409)	(1,186)	(781)

Total HP consolidated net revenue	$30,849	$27,383	$62,026	$56,190

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

        Our strategy and operations are currently focused on the following initiatives:

  Competitive Positioning

        We are positioning our businesses to take advantage of important trends in the markets for our products and services. For example, we are aligning our printing business to capitalize on key market trends such as the shift from analog to digital printing and the growth in printable content by developing innovative products for consumers such as the first web-connected home printer, working to enable web and mobile printing, expanding our presence in high-usage annuity businesses including graphics and retail publishing printing, and growing our managed print services business. We are also positioning our enterprise business to capitalize on the trend towards converged infrastructure products that integrate storage, networking, servers and management software, while also delivering services for that converged infrastructure in a manner that best fits each client's needs, be it at a client site, as an outsourced service or via the Internet. In addition, we have developed IT management software offerings that seek to satisfy the increasing demand for virtualization management and increased automation.

  Driving Operational Efficiency

        We have implemented an ongoing program to optimize efficiency and reduce cost across the company. As part of those efforts, we are continuing to execute on our multi-year program to consolidate real estate locations worldwide to fewer core sites in order to reduce our IT spending and real estate costs. We are also continuing to implement the restructuring plan announced in the fourth quarter of fiscal 2008 to optimize the cost structure of our Services business and the restructuring plan announced in May 2009 to structurally change and improve the effectiveness of several of our product businesses. In addition, we are beginning to implement the new restructuring plan announced on June 1, 2010 relating to our enterprise services business, which includes our infrastructure technology outsourcing, business process outsourcing and application services business units, that is intended to enhance client experience and better position the business for growth. See Note 7 to the Consolidated Condensed Financial Statements in Item 1 for further discussion of these restructuring plans and the associated restructuring charges.

  Investing for Growth

        We are investing some of the savings derived from our efficiency initiatives for growth. For example, we are increasing our sales coverage to better address the markets we cover, including further expansion in emerging markets such as China, India and Brazil. We are creating innovative new products and developing new channels to connect with our customers, particularly in our PC business. In addition, we are expanding our portfolio of products and services that we can offer to our customers, both through acquisitions and through organic growth. A critical component of this strategy was our acquisition of Electronic Data Systems Corporation ("EDS") in August 2008, which has increased the size and breadth of our services business and enabled us to provide comprehensive IT product and services solutions to our customers. In addition, with the completion of the acquisition of 3Com Corporation in April 2010, we are accelerating our investments in networking.

        In April 2010, we entered into a definitive agreement to acquire Palm, Inc., a provider of smartphones powered by the Palm webOS mobile operating system, for an enterprise value of approximately $1.2 billion. The acquisition has received clearance from the U.S. Federal Trade Commission and all other required pre-closing antitrust approvals. The acquisition remains subject to other customary closing conditions, including the approval of Palm's stockholders. The transaction is expected to close in our third fiscal quarter of 2010.

  Leveraging our Portfolio and Scale

        We now offer one of the IT industry's broadest portfolios of products and services, and we are working to leverage that portfolio as a strategic advantage. For example, in our enterprise business, we are able to provide servers, storage and networking products packaged with services that can be delivered to customers in the manner of their choosing, be it in-house, outsourced or as a service via the Internet. Our portfolio of management software completes the package by allowing our customers to manage their IT operations in an efficient and cost-effective manner. In addition, we are working to optimize our supply chain by eliminating complexity, reducing fixed costs, and leveraging our scale to ensure the availability of components at favorable prices even during shortages. We are also expanding our use of industry standard components in our enterprise products to further leverage our scale.

        The following provides an overview of our key financial metrics in the second quarter and first half of fiscal 2010 and demonstrates how our execution of these initiatives has translated into financial performance:

		HP Enterprise Business
	HP(1) Consolidated	Services	ESS	HP Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Three Months Ended April 30
Net revenue	$30,849	$8,712	$4,542	$871	$14,125	$9,956	$6,396	$755
Year-over-year net revenue % increase (decrease)	12.7%	2.5%	31.4%	(1.0)%	10.0%	21.3%	8.1%	17.8%
Earnings from operations	$2,858	$1,382	$571	$162	$2,115	$465	$1,098	$69
Earnings from operations as a % of net revenue	9.3%	15.9%	12.6%	18.6%	15.0%	4.7%	17.2%	9.1%
Net earnings	$2,200
Net earnings per share
Basic	$0.94
Diluted	$0.91
Six Months Ended April 30
Net revenue	$62,026	$17,363	$8,933	$1,749	$28,045	$20,540	$12,602	$1,474
Year-over-year net revenue % increase (decrease)	10.4%	0.7%	20.6%	(0.5)%	6.2%	20.8%	5.9%	15.4%
Earnings from operations	$5,861	$2,746	$1,123	$329	$4,198	$995	$2,152	$136
Earnings from operations as a % of net revenue	9.4%	15.8%	12.6%	18.8%	15.0%	4.8%	17.1%	9.2%
Net earnings	$4,450
Net earnings per share
Basic	$1.89
Diluted	$1.84

(1)
Includes Corporate Investments and eliminations.

        Cash and cash equivalents at April 30, 2010 totaled $14.1 billion, an increase of $0.8 billion from the October 31, 2009 balance of $13.3 billion. The increase for the first six months of fiscal 2010 was due primarily to $5.5 billion of cash provided from operations, $1.7 billion of proceeds from the net issuance of debt and $2.3 billion of proceeds from the issuance of common stock under employee stock plans, the effect of which was partially offset by $2.5 billion of net cash paid for business acquisitions, $4.5 billion of cash used to repurchase common stock and $1.5 billion of net investment in property, plant and equipment.

        We intend for the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our Consolidated Condensed Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Condensed Financial Statements.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Except for the changes in business combination accounting policies as illustrated below, management believes that there have been no other significant changes during the six months ended April 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

        In fiscal 2010, we adopted a new accounting standard related to business combinations. We have included the results of operations of the business that we acquired in fiscal 2010 in our consolidated results as of the date of the acquisition. We allocate the purchase price of our acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. IPR&D is capitalized at fair value as an indefinite-lived intangible asset until the project is complete. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and expensed as incurred. Measurement period adjustments that HP determines to be material will be applied retrospectively to the period of acquisition in HP's consolidated financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

ACCOUNTING PRONOUNCEMENTS

        The following is a summary of certain accounting pronouncements with application to our consolidated financial statements in future periods.

        In December 2008, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that requires additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. We will adopt this new accounting standard effective October 31, 2010. We will present the required disclosures in the prescribed format on a prospective basis upon adoption. This new standard will only affect the notes to our consolidated financial statements.

        In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities. It eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This new standard also requires additional disclosures about an enterprise's involvement in variable interest entities. We will adopt this new accounting standard in the first quarter of fiscal 2011. We do not expect the adoption of this standard will have a material effect on our consolidated condensed financial statements.

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

RESULTS OF OPERATIONS

        Set forth below is an analysis of our financial results comparing the three and six months ended April 30, 2010 to the three and six months ended April 30, 2009. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2010		2009		2010		2009
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$30,849	100.0%	$27,383	100.0%	$62,026	100.0%	$56,190	100.0%
Cost of sales(1)	23,601	76.5%	20,945	76.5%	47,663	76.8%	43,018	76.6%

Gross profit	7,248	23.5%	6,438	23.5%	14,363	23.2%	13,172	23.4%
Research and development	722	2.3%	716	2.6%	1,403	2.3%	1,448	2.6%
Selling, general and administrative	3,064	10.0%	2,880	10.5%	5,996	9.7%	5,773	10.3%
Amortization of purchased intangible assets	347	1.1%	380	1.4%	677	1.1%	792	1.4%
In-process research and development charges	—	—	—	—	—	—	6	—
Restructuring charges	180	0.6%	94	0.3%	311	0.5%	240	0.4%
Acquisition-related charges	77	0.2%	75	0.3%	115	0.2%	123	0.2%

Earnings from operations	2,858	9.3%	2,293	8.4%	5,861	9.4%	4,790	8.5%
Interest and other, net	(91)	(0.3)%	(180)	(0.7)%	(290)	(0.4)%	(412)	(0.7)%

Earnings before taxes	2,767	9.0%	2,113	7.7%	5,571	9.0%	4,378	7.8%
Provision for taxes	567	1.9%	392	1.4%	1,121	1.8%	801	1.4%

Net earnings	$2,200	7.1%	$1,721	6.3%	$4,450	7.2%	$3,577	6.4%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of the weighted net revenue change were as follows:

	Three months ended April 30, 2010	Six months ended April 30, 2010
	Percentage Points
Personal Systems Group	6.4	6.3
Enterprise Storage and Servers	4.0	2.7
Imaging and Printing Group	1.7	1.3
Services	0.8	0.2
HP Financial Services	0.4	0.3
HP Software	—	—
Corporate Investments/Other	(0.6)	(0.4)

Total HP	12.7	10.4

        For the three and six months ended April 30, 2010, total HP net revenue increased 12.7% and 10.4%, respectively (8.4% and 6.9%, respectively, on a constant currency basis). U.S. net revenue increased 7.2% to $10.6 billion for the second quarter of fiscal 2010, while net revenue from outside of the United States increased 15.7% to $20.2 billion. U.S. net revenue increased 7.5% to $21.4 billion for the first half of fiscal 2010, while net revenue from outside of the United States increased 12.0% to $40.6 billion. As reflected in the table above, the PSG segment was the largest contributor to HP net revenue growth as a result of balanced growth across every geography. An analysis of the change in net revenue for each business segment is included under "Segment Information" below.

Gross Margin

        Total HP gross margin was flat for the three months ended April 30, 2010 and decreased by 0.2 percentage points for the six months ended April 30, 2010. The decline was a result of strong growth in personal computer and printer hardware revenues that have lower gross margins, the effect of which was partially offset by cost improvements in services.

        PSG gross margin declined for the three and six months ended April 30, 2010 primarily as a result of higher component costs combined with a mix shift towards lower-end consumer products.

        For the three and six months ended April 30, 2010, IPG gross margin declined due primarily to an increased hardware mix and correspondingly lower supplies mix, the effect of which was partially offset by hardware margin improvements mainly in commercial hardware.

        For the three and six months ended April 30, 2010, HP Software gross margin increased due primarily to strong license and support mix, the effect of which was partially offset by a reduced services gross margin rate.

        HPFS gross margin increased for the three and six months ended April 30, 2010 primarily as a result of higher portfolio margins due to favorable financing conditions and a favorable currency impact.

        ESS gross margin increased for the three months ended April 30, 2010 due primarily to pricing, strong volume, and lower product costs, the effect of which was partially offset by product mix shifts. For the six months ended April 30, 2010, gross margin decreased slightly due primarily to product mix shifts, the effect of which was partially offset by pricing, strong volume and lower product costs.

        The gross margin in Corporate Investments increased for the three and six months ended April 30, 2010 primarily as a result of lower product costs for our network infrastructure products.

        The gross margin in our Services segment increased for the three and six months ended April 30, 2010 due primarily to the continued focus on cost structure improvements, including delivery efficiencies and cost controls in our technology services business, and EDS-related acquisition synergies.

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense increased slightly in the second quarter of fiscal 2010 and decreased in the first half of fiscal 2010. The increase in the second quarter of fiscal 2010 was due primarily to additional expenses from acquired companies. The decrease for the first half of fiscal 2010 was due primarily to continued cost controls and efficiencies as we lowered structural costs. For the three months ended April 30, 2010, R&D expense as a percentage of net revenue decreased for ESS, PSG and Corporate Investments, increased for HP Software and was flat for Services and IPG. For the six months ended April 30, 2010, R&D expense as a percentage of net revenue decreased for ESS, PSG, IPG and Corporate Investments and was flat for HP Software and Services.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense increased in the three and six months ended April 30, 2010 due primarily to higher field selling and marketing costs as a result of our investments in sales resources to grow revenue. For the three months ended April 30, 2010, SG&A expense as a percentage of net revenue decreased for each of our segments except for IPG and Corporate

Investments. For the six months ended April 30, 2010, SG&A expense as a percentage of net revenue decreased for each of our segments except for IPG.

  Amortization of Purchased Intangible Assets

        The decrease in amortization expense for the three and six months ended April 30, 2010 was due primarily to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods.

  Restructuring Charges

        Restructuring charges for the three months ended April 30, 2010 were $180 million. These charges included $162 million of severance and facility costs related to our fiscal 2008 restructuring plan, and $3 million and $15 million of severance costs associated with our fiscal 2009 and 3Com restructuring plans, respectively. Restructuring charges for the six months ended April 30, 2010 were $311 million. These charges included $292 million of severance and facility costs related to our fiscal 2008 restructuring plan, and $4 million and $15 million of severance costs associated with our fiscal 2009 and 3Com restructuring plans, respectively.

        Restructuring charges for the three months ended April 30, 2009 were $94 million, which were associated primarily with severance and facility costs related to the fiscal 2008 restructuring plan. Restructuring charges for the six months ended April 30, 2009 were $240 million, which included $243 million for severance and facility costs related to the fiscal 2008 restructuring plan and a reduction of $3 million related to adjustments to other restructuring plans.

        In addition to restructuring charges, as part of our ongoing business operations we incurred workforce rebalancing charges for severance and related costs within certain business segments during the first six months of fiscal 2010 and 2009. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

  Acquisition-related Charges

        For the three and six months ended April 30, 2010, we recorded acquisition-related charges of $77 million and $115 million, respectively, primarily for consulting and integration costs associated with the EDS and 3Com acquisitions, as well as retention bonuses associated with the EDS acquisition.

        For the three and six months ended April 30, 2009, we recorded acquisition-related charges of $75 million and $123 million, respectively, primarily for consulting and integration costs as well as retention bonuses associated with the EDS acquisition.

Interest and Other, Net

        For the three and six months ended April 30, 2010, interest and other, net improved by $89 million and $122 million, respectively. The improvements in both periods were driven primarily by lower interest expenses due to lower average debt balances and lower currency losses on balance sheet remeasurement items, the effect of which was partially offset by an increase to our litigation reserves and lower interest income as a result of lower interest rates.

Provision for Taxes

        Our effective tax rate was 20.5% and 18.6% for the three months ended April 30, 2010 and April 30, 2009, respectively, and 20.1% and 18.3% for the six months ended April 30, 2010 and April 30, 2009, respectively. Our effective tax rate increased due to a decline in the percentage of total earnings earned in lower-tax jurisdictions and a decline in discrete tax benefits relative to consolidated pretax earnings. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all of such earnings because we plan to reinvest some of those earnings indefinitely outside the United States.

        In the three and six months ended April 30, 2010, we recorded discrete items with a net tax benefit of $47 million and $139 million, respectively, decreasing the effective tax rate. These amounts included net tax benefits of $80 million and $134 million, respectively, from restructuring and acquisition charges; and net tax expense of $33 million and net tax benefits of $5 million, respectively, associated with adjustments to prior year foreign income tax accruals and credits, settlement of tax audit matters, a valuation allowance release, and other miscellaneous discrete items.

        In the three and six months ended April 30, 2009, we recorded discrete items with a net tax benefit of $46 million and $138 million, respectively, decreasing the effective tax rate. These amounts included net tax benefits of $56 million and $120 million, respectively, from restructuring and acquisition charges; and net tax expense of $10 million and net tax benefits of $18 million, respectively, associated with adjustments to prior year foreign income tax accruals and credits, settlement of tax audit matters, a valuation allowance release, and other miscellaneous discrete items.

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

Services

	Three months ended April 30
	2010	2009	% Increase
	In millions
Net revenue	$8,712	$8,500	2.5%
Earnings from operations	$1,382	$1,174	17.7%
Earnings from operations as a % of net revenue	15.9%	13.8%

	Six months ended April 30
	2010	2009	% Increase
	In millions
Net revenue	$17,363	$17,247	0.7%
Earnings from operations	$2,746	$2,298	19.5%
Earnings from operations as a % of net revenue	15.8%	13.3%

        The components of the weighted net revenue increase by business unit were as follows:

	Three months ended April 30, 2010	Six months ended April 30, 2010
	Percentage Points
Infrastructure technology outsourcing	2.8	2.0
Business process outsourcing	—	(0.1)
Technology services	—	(0.3)
Application services	(0.3)	(0.9)

Total Services	2.5	0.7

        Services net revenue increased 2.5% (decreased 2.7% when adjusted for currency) and 0.7% (decreased 4.2% when adjusted for currency) for the second quarter and first six months of fiscal 2010, respectively. The revenue increase was due mainly to an increase in signings of infrastructure technology outsourcing contracts primarily in previous quarters and favorable currency impacts. Net revenue in infrastructure technology outsourcing increased by 6.3% and 4.3% for the second quarter and first six months of fiscal 2010, respectively. The revenue increase for both periods was due to contract signings primarily in previous quarters and favorable currency impacts, the effect of which was partially offset by existing contract completion. Net revenue in business process outsourcing decreased by 0.4% and 1.6% for the second quarter and first six months of fiscal 2010, respectively. The revenue decline for both periods was due primarily to weak economic conditions in certain industries with key clients. Net revenue in technology services was flat and declined by 0.9% for the second quarter and first six months of fiscal 2010, respectively. The revenue decline for the first six months was due primarily to lower contract revenue tied to prior year reduced level of enterprise hardware sales and market weakness in the current-year period, the effect of which was partially offset by growth in consulting services and a favorable currency impact. Net revenue in application services declined by 1.9% and 4.8% for the second quarter and first six months of fiscal 2010, respectively. The revenue decline for both periods was due primarily to market weakness and existing contract completion, the effect of which was partially offset by new business.

        Services earnings from operations as a percentage of net revenue for the second quarter and first six months of fiscal 2010 increased by 2.1 percentage points and 2.5 percentage points, respectively. The operating margin in our Services segment increased for both periods due primarily to continued focus on operating improvements that favorably impacted the cost structure of our enterprise services business, delivery efficiencies and cost controls in our technology services business, as well as EDS-related acquisition synergies. Operating expense for both periods declined as a result of a continued focus on cost structure improvements.

Enterprise Storage and Servers

	Three months ended April 30
	2010	2009	% Increase
	In millions
Net revenue	$4,542	$3,457	31.4%
Earnings from operations	$571	$250	128.4%
Earnings from operations as a % of net revenue	12.6%	7.2%

	Six months ended April 30
	2010	2009	% Increase
	In millions
Net revenue	$8,933	$7,406	20.6%
Earnings from operations	$1,123	$656	71.2%
Earnings from operations as a % of net revenue	12.6%	8.9%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2010	Six months ended April 30, 2010
	Percentage Points
Industry standard servers	30.9	22.8
Storage	3.7	1.4
Business critical systems	(3.2)	(3.6)

Total ESS	31.4	20.6

        ESS net revenue increased 31.4% (25.0% when adjusted for currency) and 20.6% (15.8% when adjusted for currency) for the three and six months ended April 30, 2010, respectively. ISS net revenue increased 54% and 39% in the three and six months ended April 30, 2010, respectively, driven primarily by unit volume growth coupled with increased average unit prices due to improving market conditions, and demand for the latest generation of ISS products. Total ESS blades revenue increased 45% and 34% in the three and six months ended April 30, 2010, respectively. Storage net revenue increased 16% and 6% in the three and six months ended April 30, 2010, respectively, driven primarily by strong performance in high-end disk products, storage networking products and products related to our acquisition of Lefthand Networks, Inc. Business critical systems net revenue decreased 17% and 20% in the three and six months ended April 30, 2010, respectively, due primarily to continued weak market conditions, competitive pressures and the planned phase-out of the PA-RISC server line.

        ESS earnings from operations as a percentage of net revenue increased by 5.4 and 3.7 percentage points for the three and six months ended April 30, 2010, respectively, due primarily to decreases in operating expenses as a percentage of net revenue as a result of operating leverage benefits from increased volume and cost controls. The operating margin increase in the three months ended April 30, 2010 was also due to an increase in gross margin resulting from pricing, strong volume and lower product costs, the effect of which was partially offset by product mix shifts. Additionally, the gross margin in the second quarter of fiscal 2009 was also unfavorably impacted by a patent litigation settlement. The gross margin in the first half of fiscal 2010 decreased slightly due primarily to product mix shifts, the effect of which was partially offset by pricing, strong volume and lower product costs.

HP Software

	Three months ended April 30
	2010	2009	% (Decrease) Increase
	In millions
Net revenue	$871	$880	(1.0)%
Earnings from operations	$162	$157	3.2%
Earnings from operations as a % of net revenue	18.6%	17.8%

	Six months ended April 30
	2010	2009	% (Decrease) Increase
	In millions
Net revenue	$1,749	$1,758	(0.5)%
Earnings from operations	$329	$297	10.8%
Earnings from operations as a % of net revenue	18.8%	16.9%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2010	Six months ended April 30, 2010
	Percentage Points
Business technology optimization	1.9	0.7
Other software	(2.9)	(1.2)

Total HP Software	(1.0)	(0.5)

        HP Software net revenue decreased 1.0% (4.2% when adjusted for currency) and 0.5% (3.8% when adjusted for currency) for the three and six months ended April 30, 2010, respectively, due to weakness in sales of communication and media solutions. For both periods, the services revenue decrease was partially offset by an increase in license and support revenue. For the second quarter and first half of fiscal 2010, net revenue from business technology optimization increased 3% and 1%, respectively, due to growth in business technology optimization license and support renewals. Net revenue from our other software businesses decreased 8% and 4%, respectively, for the second quarter and first half of fiscal 2010 due to a decline in revenue from sales of communication and media solutions resulting from the weak market in the Asia Pacific region. Revenue increased in information management due to increases in license and support revenue. Revenue also increased in business intelligence solutions as a result of increases in support and services.

        For the three and six months ended April 30, 2010, HP Software earnings from operations as a percentage of net revenue increased by 0.8 and 1.9 percentage points, respectively. The operating margin improvement for the three and six months ended April 30, 2010 was due primarily to an increase in gross margin resulting from a stronger license and support mix, the effect of which was partially offset by a reduced services gross margin rate. Operating expenses as a percentage of net revenue for the three months ended April 30, 2010 was approximately flat. The decrease in operating expenses as a percentage of net revenue for the six months ended April 30, 2010 was due primarily to lower field selling and acquisition integration costs. Lower field selling costs were the result of increasing sales productivity and lower commissions.

Personal Systems Group

	Three months ended April 30
	2010	2009	% Increase
	In millions
Net revenue	$9,956	$8,210	21.3%
Earnings from operations	$465	$378	23.0%
Earnings from operations as a % of net revenue	4.7%	4.6%

	Six months ended April 30
	2010	2009	% Increase
	In millions
Net revenue	$20,540	$17,002	20.8%
Earnings from operations	$995	$814	22.2%
Earnings from operations as a % of net revenue	4.8%	4.8%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2010	Six months ended April 30, 2010
	Percentage Points
Notebook PCs	9.8	11.9
Desktop PCs	9.9	7.9
Workstations	1.7	1.0
Other	0.2	0.3
Handhelds	(0.3)	(0.3)

Total PSG	21.3	20.8

        PSG revenue increased 21.3% (15.3% when adjusted for currency) and 20.8% (16.4% when adjusted for currency) for the second quarter and first six months of fiscal 2010, respectively. The revenue increases were primarily the result of balanced growth across every geography. PSG unit volume and net revenue increased across all business units except the handhelds business unit for both the second quarter and first six months of fiscal 2010. Unit volume was up 20% and 23% for the second quarter and first six months of fiscal 2010, respectively. The unit volume increase in notebook PCs was due in part to growth of the HP and Compaq mini notebooks. For the second quarter and first six months of fiscal 2010, net revenue for notebook PCs increased 17% and 21% while desktop PCs revenue increased 27% and 21%, respectively. For the second quarter and first six months of fiscal 2010, workstations revenue increased 47% and 29% while handhelds revenue declined 49% and 53%, respectively. For the second quarter and first six months of fiscal 2010, net revenue for consumer clients increased 25% and 26% while commercial client revenue increased 19% and 17%, respectively. The net revenue increase in other PSG for both periods was related primarily to increased sales of support services and extended warranties and increased brand licensing revenue. For the second quarter of fiscal 2010, the favorable impact from unit increases on PSG net revenue was compounded by a slight increase in average selling prices ("ASPs"). For the first six months of fiscal 2010, the favorable impact from unit increases on PSG net revenue was offset slightly by a decline in ASPs. For the second quarter and first six months of fiscal 2010, ASPs in consumer clients declined 4% and 6%, respectively. The consumer client ASP decline for both periods was due to a mix shift towards lower-end models combined with a competitive pricing environment. For the second quarter and first six months of fiscal 2010, ASPs in commercial clients increased 7% and 4%, respectively. The commercial client ASP increase for both periods was due to richer unit configurations.

        PSG earnings from operations as a percentage of net revenue increased 0.1 percentage points for the second quarter of fiscal 2010 and remained flat for the first six months of fiscal 2010. The increase for the second quarter of fiscal 2010 was driven by improvements in operating expenses as a percentage of net revenue, the effect of which was partially offset by lower gross margins. The operating expenses as a percentage of net revenue decrease was due to continued effective cost controls and operating leverage benefits from increased volume. The decline in gross margin was a result of higher component costs combined with a mix shift towards lower-end models, the effect of which was partially offset by lower warranty and supply chain costs and favorable performance by our attach business.

Imaging and Printing Group

	Three months ended April 30
	2010	2009	% Increase
	In millions
Net revenue	$6,396	$5,916	8.1%
Earnings from operations	$1,098	$1,074	2.2%
Earnings from operations as a % of net revenue	17.2%	18.2%

	Six months ended April 30
	2010	2009	% Increase (Decrease)
	In millions
Net revenue	$12,602	$11,897	5.9%
Earnings from operations	$2,152	$2,179	(1.2)%
Earnings from operations as a % of net revenue	17.1%	18.3%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2010	Six months ended April 30, 2010
	Percentage Points
Supplies	3.8	2.2
Commercial hardware	2.6	1.7
Consumer hardware	1.7	2.0

Total IPG	8.1	5.9

        IPG net revenue increased 8.1% (8.6% when adjusted for currency) and 5.9% (6.5% when adjusted for currency) for the three and six months ended April 30, 2010, respectively, reflecting a continued improvement in market conditions. Supplies net revenue increased 6% and 3% in the three and six months ended April 30, 2010, respectively, due primarily to strong print usage driven by volume growth. Net revenue for commercial hardware increased 13% and 9% in the three and six months ended April 30, 2010, respectively, due primarily to improved average revenue per unit. Net revenue for consumer hardware increased 16% and 18% in the three and six months ended April 30, 2010, respectively. The net revenue increases in consumer hardware for both periods were driven primarily by unit volume growth of 14% and 15% in the second quarter and first half of fiscal 2010, respectively.

        IPG earnings from operations as a percentage of net revenue decreased by 1.0 and 1.2 percentage points for the three and six months ended April 30, 2010, respectively. The operating margin declines for both periods were due primarily to decreases in gross margin and increases in operating expenses as a percentage of net revenue. The declines in gross margin in the three and six months ended April 30, 2010 were driven primarily by a higher hardware mix and a correspondingly lower supplies mix. The declines in gross margin for both periods were partially offset by hardware margin improvements primarily in commercial hardware. The increases in operating expenses as a percentage of net revenue for both periods were due primarily to increased marketing activities, the effect of which was partially offset by reduced administrative expenses.

HP Financial Services

	Three months ended April 30
	2010	2009	% Increase
	In millions
Net revenue	$755	$641	17.8%
Earnings from operations	$69	$46	50%
Earnings from operations as a % of net revenue	9.1%	7.2%

	Six months ended April 30
	2010	2009	% Increase
	In millions
Net revenue	$1,474	$1,277	15.4%
Earnings from operations	$136	$87	56.3%
Earnings from operations as a % of net revenue	9.2%	6.8%

        For the three and six months ended April 30, 2010, HPFS net revenue increased by 17.8% and 15.4%, respectively. The net revenue increase was due primarily to portfolio growth as a result of higher customer demand, a higher operating lease mix due to higher service-led financing volume, higher end-of-lease rentals and buyout activities, and favorable currency movements, the effect of which was partially offset by lower levels of remarketing sales.

        For the three and six months ended April 30, 2010, earnings from operations as a percentage of net revenue increased 1.9 percentage points and 2.4 percentage points, respectively, due to an increase in gross margin and a decrease in operating expenses. For the three months ended April 30, 2010, the increase in gross margin was the result of higher portfolio margins due to favorable financing conditions, higher asset management margins associated with end-of-lease activity, buyout and remarketing activity, and a favorable currency impact, the effect of which was partially offset by higher bad debt expenses. For the six months ended April 30, 2010, the gross margin increase was due primarily to higher portfolio margins due to favorable financing conditions, higher end-of-lease margins and a favorable currency impact, the effect of which was partially offset by lower remarketing margins and higher bad debt expenses. For the three and six months ended April 30, 2010, the decrease in operating expenses was primarily driven by improved cost efficiencies.

Financing Originations

	Three months ended April 30		Six months ended April 30
	2010	2009	2010	2009
	In millions
Total financing originations	$1,444	$1,205	$2,847	$2,283

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services and include intercompany activity, increased 19.8% and 24.7% in the first three and six months of fiscal 2010, respectively. The increase was driven by higher financing associated with sales of HP products and services resulting from improved integration and engagement with HP's sales efforts and a favorable currency impact.

Portfolio Assets and Ratios

        HPFS maintains a strategy to generate a competitive return on equity by effectively leveraging its portfolio against the risks associated with interest rates and credit. The HPFS business model is asset-intensive and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from our internal management reporting system. The accounting policies used to derive these amounts are substantially the same as those used by the consolidated company. However, certain intercompany loans and accounts that are reflected in the segment balances are eliminated in the Consolidated Condensed Financial Statements.

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	April 30, 2010	October 31, 2009
	In millions
Portfolio assets(1)	$10,455	$10,017

Allowance for doubtful accounts(2)	114	108
Operating lease equipment reserve	70	71

Total reserves	184	179

Net portfolio assets	$10,271	$9,838

Reserve coverage	1.8%	1.8%
Debt to equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of approximately $6.3 billion at April 30, 2010 and $6.1 billion at October 31, 2009 and net equipment under operating leases of $2.3 billion and $2.2 billion at April 30, 2010 and October 31, 2009, respectively, as disclosed in Note 10 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $700 million at April 30, 2010 and October 31, 2009 and intercompany leases of approximately $1.1 billion at April 30, 2010 and $1.0 billion at October 31, 2009, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Net portfolio assets at April 30, 2010 increased 4.4% from October 31, 2009. The increase resulted from higher levels of financing originations during the first six months of fiscal 2010 and a favorable currency impact. The overall reserve coverage ratio remains constant as a percentage of the portfolio assets.

        For the three and six months ended April 30, 2010, HPFS recorded write-offs, net of recoveries, of $30 million and $42 million, respectively. For the comparable periods of fiscal 2009, write-offs, net of recoveries, were $10 million and $23 million, respectively.

Corporate Investments

	Three months ended April 30
	2010	2009	% Increase
	In millions
Net revenue	$315	$188	67.6%
Earnings (loss) from operations	$12	$(19)	n/a
Earnings (loss) from operations as a % of net revenue	3.8%	(10.1)%

	Six months ended April 30
	2010	2009	% Increase
	In millions
Net revenue	$551	$384	43.5%
Earnings (loss) from operations	$31	$(38)	n/a
Earnings (loss) from operations as a % of net revenue	5.6%	(9.9)%

        Net revenue in Corporate Investments relates primarily to network infrastructure products sold under the brand "ProCurve Networking." For the three and six months ended April 30, 2010, revenue from ProCurve Networking increased 31.3% and 22.0%, respectively, driven by improved market demand and continued investment in sales coverage. The revenue increase in Corporate Investments was also due to revenues resulting from the acquisition of 3Com, which HP completed in April 2010.

        Corporate Investments reported positive earnings from operations for the three and six months ended April 30, 2010 due primarily to higher earnings from operations generated by network infrastructure products. Gross margin rate in Corporate Investments for the three and six months ended April 30, 2010 increased primarily as a result of lower product costs in the sale of network infrastructure products, the effect of which was partially offset by increased competitive pressure. The earnings from operations in Corporate Investments for both periods were also impacted by expenses carried in the segment associated with corporate development, global alliances and HP Labs; such expenses remained flat for the three months ended April 30, 2010 and declined for the six months ended April 30, 2010.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Six months ended April 30
	2010	2009
	In millions
Net cash provided by operating activities	$5,498	$6,090
Net cash used in investing activities	(3,940)	(1,708)
Net cash used in financing activities	(706)	(1,684)

Net increase in cash and cash equivalents	$852	$2,698

Operating Activities

        Net cash provided by operating activities decreased by approximately $592 million for the six months ended April 30, 2010. The decrease was due primarily to a decline in generation of cash resources through the utilization of operating assets such as inventory, the impact of which was partially offset by the increased generation of cash resources through the utilization of operating liabilities, such as accounts payable, along with an increase in net earnings.

        Our key working capital metrics are as follows:

	Three months ended April 30
	2010	2009
Days of sales outstanding in accounts receivable	43	48
Days of supply in inventory	25	25
Days of purchases outstanding in accounts payable.	(51)	(49)

Cash conversion cycle	17	24

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

        The decrease in DSO was due primarily to higher cash discounts and better collections as a result of improved linearity across the quarter. The increase in DPO was due primarily to purchasing linearity and improved accounts payable management. These changes contributed to the decrease in the cash conversion cycle for the three months ended April 30, 2010.

Investing Activities

        Net cash used in investing activities increased by approximately $2.2 billion for the six months ended April 30, 2010 due primarily to cash payments made in connection with the 3Com acquisition in April 2010.

Financing Activities

        Net cash used in financing activities decreased by approximately $978 million for the six months ended April 30, 2010. The decrease was due primarily to an increase in the issuance of debt and the cash received through more issuances of common stock under employee stock plans, the impact of which was partially offset by increased repurchases of common stock.

        For more information on our share repurchase programs, see Note 14 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

CAPITAL RESOURCES

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital, and targeted capital structure. Outstanding borrowings increased to $17.7 billion as of April 30, 2010 as compared to $15.8 billion at October 31, 2009, bearing weighted average interest rates of 2.3% and 2.7%, respectively. During the first six months of fiscal 2010, we issued $13.3 billion and repaid $11.4 billion of commercial paper. As of April 30, 2010, we had $39 million in total borrowings collateralized by certain financing receivable assets.

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

Available Borrowing Resources

        At April 30, 2010, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At April 30, 2010
In millions
2009 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	$14,400
Uncommitted lines of credit(1)	$ 1,400
Revolving trade receivables-based facilities(2)	$ 182

(1)
For more information on our available borrowings resources, see Note 12 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

(2)
For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. The ratings as of April 30, 2010 were:

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

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2010, we are not involved in any material unconsolidated SPEs.

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

        The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. After we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so at all or within a given product's life cycle. Any delay in the development, production or marketing of a new product could result in us not being among the first to market, which could further harm our competitive position.

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

        Third parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. For example, individuals and groups frequently purchase intellectual property assets for the sole purpose of asserting claims of infringement and attempting to extract settlements from large companies such as HP. The number of these claims has increased significantly in recent periods and may continue to increase in the future. If we cannot or do not license the infringed technology at all or on reasonable terms, or substitute similar technology from another source, our operations could be adversely affected. Even if we believe that the claims are without merit, they can be time-consuming and costly to defend and may divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations to us.

        Finally, our results of operations and cash flows have been and could continue to be affected in certain periods and on an ongoing basis by the imposition, accrual and payment of copyright levies or similar fees. In certain countries (primarily in Europe), proceedings are ongoing or have been concluded involving HP in which groups representing copyright owners sought to impose upon and collect from HP levies upon equipment (such as PCs, multifunction devices and printers) alleged to be copying devices under applicable laws. Other such groups have also sought to modify existing levy schemes to increase the amount of the levies that can be collected from HP. As discussed in Note 16 to the Consolidated Condensed Financial Statements, matters that have been concluded have resulted in the payment of per unit levies on certain MFDs and PCs sold in Germany. Other countries that have not imposed levies on these types of devices are expected to extend existing levy schemes, and countries that do not currently have levy schemes may decide to impose copyright levies on these types of devices. The total amount of the copyright levies will depend on the types of products determined to be subject to the levy, the number of units of those products sold during the period covered by the levy, and the per unit fee for each type of product, all of which are affected by several factors, including the outcome of ongoing litigation involving HP and other industry participants and possible action by the legislative bodies in the applicable countries, and could be substantial. Consequently, the ultimate impact of these copyright levies or similar fees, and the ability of HP to recover such amounts through increased prices, remain uncertain.

Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, costs and expenses and financial condition.

        Sales outside the United States make up approximately 66% of our net revenue. In addition, an increasing portion of our business activity is being conducted in emerging markets, including Brazil, Russia, India and China. Our future revenue, gross margin, expenses and financial condition could suffer due to a variety of international factors, including:

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

        As approximately 66% of our sales are from countries outside of the United States, other currencies, particularly the euro, the British pound, Chinese Yuan Renminbi and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. The effectiveness of our hedges depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. As a result, we could incur significant losses from our hedging activities if our forecasts are incorrect. In addition, our hedging activities may be ineffective or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

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

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, President Obama's administration has announced proposals for new U.S. tax legislation that, if adopted, could adversely affect our tax rate. Also, the American Jobs and Closing Tax Loopholes Act, which is currently pending before the United States Congress, could affect our tax rate and the carrying value of deferred tax assets. Any of these changes could affect our profitability.

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

        We have adopted an operating framework that includes a disciplined focus on operational efficiency. As part of this framework, we have adopted several initiatives, including a multi-year program announced in 2006 to reduce real estate costs by consolidating several hundred HP real estate locations worldwide to fewer core sites, and a multi-year process of examining every function and every one of our businesses and functions in order to optimize efficiency and reduce cost. We have also implemented a workforce restructuring program in fiscal 2008 relating to our acquisition of EDS, a workforce restructuring program in fiscal 2009 relating to our product businesses and a multi-year restructuring plan in the third quarter of fiscal 2010 relating to our enterprise services business.

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

        As part of our business strategy, we frequently acquire complementary companies or businesses, divest non-core businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete business combination and investment transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. We may not fully realize all of the anticipated benefits of any business combination and investment transaction, and the timeframe for achieving benefits of a business combination and investment transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for business combination and investment transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to meet contractual obligations could make these transactions less profitable or unprofitable. Moreover, if we fail to identify and successfully complete business combination and investment transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        On April 29, 2010, HP issued 351,740 shares of common stock to each of two indirect wholly owned subsidiaries, Hewlett-Packard Berlin B.V. and Hewlett-Packard Munich B.V. The issuances of these shares were a component of an internal corporate reorganization implemented in connection with the legal integration of 3Com. The issuances of these shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1
(February 2010)	11,523	$48.72	11,523	$8,680,330
Month #2
(March 2010)	12,437	$52.05	12,437	$8,033,035
Month #3
(April 2010)	10,985	$53.66	10,985	$7,443,534

Total	34,945	$51.46	34,945

        HP repurchased shares in the second quarter of fiscal 2010 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the second quarter of fiscal 2010 were purchased in open market transactions.

        As of April 30, 2010, HP had remaining authorization of $7.4 billion for future share repurchases under the $8.0 billion repurchase authorization approved by HP's Board of Directors on November 19, 2009.

Item 6. Exhibits.

        The Exhibit Index beginning on page 92 of this report sets forth a list of exhibits.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: June 8, 2010

 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective September 17, 2009.	8-K	001-04423	3.1	September 17, 2009
4(a)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due June 15, 2009 and Floating Rate Global Note due June 15, 2010.	10-Q	001-04423	4(l)	September 7, 2007
4(h)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(i)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(j)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(k)	Form of Registrant's Floating Rate Global Note due May 27, 2011, 2.25% Global Note due May 27, 2011 and 2.95% Global Note due August 15, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	May 28, 2009
4(l)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
9	None.
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(s)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(t)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(u)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(v)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(w)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(x)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(y)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(z)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)(a)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(a)(a)	June 8, 2007
10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(d)(d)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(e)(e)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(f)(f)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(g)(g)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(h)(h)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(i)(i)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)(k)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
10(l)(l)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(m)(m)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(n)(n)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(o)(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(p)(p)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(q)(q)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(r)(r)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(s)(s)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(t)(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(u)(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(v)(v)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(w)(w)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(x)(x)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(x)(x)	December 18, 2008
10(y)(y)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(z)(z)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(a)(a)(a)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(b)(b)(b)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(c)(c)(c)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(d)(d)(d)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(e)(e)(e)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.§
101.SCH	XBRL Taxonomy Extension Schema Document.§
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.§

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.§
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.§

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