Form 10-Q
period 2010-07-31
HEWLETT PACKARD CO
filed 2010-09-09
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2010
Or
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

        The number of shares of HP common stock outstanding as of August 31, 2010 was 2,267,742,673 shares.

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

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2010	2009	2010	2009
	In millions, except per share amounts
Net revenue:
Products	$20,547	$17,693	$62,120	$53,740
Services	10,078	9,796	30,317	29,760
Financing income	104	96	318	275

Total net revenue	30,729	27,585	92,755	83,775

Costs and expenses:
Cost of products	15,730	13,598	47,936	41,127
Cost of services	7,597	7,352	22,902	22,671
Financing interest	75	81	227	251
Research and development	742	667	2,145	2,115
Selling, general and administrative	3,154	2,874	9,150	8,647
Amortization of purchased intangible assets	383	379	1,060	1,171
In-process research and development charges	—	—	—	6
Restructuring charges	598	362	909	602
Acquisition-related charges	127	59	242	182

Total operating expenses	28,406	25,372	84,571	76,772

Earnings from operations	2,323	2,213	8,184	7,003

Interest and other, net	(134)	(177)	(424)	(589)

Earnings before taxes	2,189	2,036	7,760	6,414
Provision for taxes	416	365	1,537	1,166

Net earnings	$1,773	$1,671	$6,223	$5,248

Net earnings per share:
Basic	$0.76	$0.70	$2.66	$2.19

Diluted	$0.75	$0.69	$2.60	$2.15

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32
Weighted-average shares used to compute net earnings per share:
Basic	2,322	2,382	2,342	2,395

Diluted	2,376	2,436	2,398	2,442

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	July 31, 2010	October 31, 2009
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,718	$13,279
Short-term investments	5	55
Accounts receivable	15,621	16,537
Financing receivables	2,799	2,675
Inventory	7,206	6,128
Other current assets	14,016	13,865

Total current assets	54,365	52,539

Property, plant and equipment	11,477	11,262
Long-term financing receivables and other assets	11,681	11,289
Goodwill	35,409	33,109
Purchased intangible assets	7,085	6,600

Total assets	$120,017	$114,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$7,842	$1,850
Accounts payable	14,885	14,809
Employee compensation and benefits	3,703	4,071
Taxes on earnings	947	910
Deferred revenue	6,583	6,182
Accrued restructuring	985	1,109
Other accrued liabilities	14,343	14,072

Total current liabilities	49,288	43,003

Long-term debt	12,204	13,980
Other liabilities	15,690	17,052	(1)
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,296 and 2,365 shares issued and outstanding, respectively)	23	24
Additional paid-in capital	13,668	13,804
Retained earnings	31,784	29,936
Accumulated other comprehensive loss	(2,940)	(3,247)

Total HP stockholders' equity	42,535	40,517
Noncontrolling interests	300	247	(1)

Total stockholders' equity	42,835	40,764

Total liabilities and stockholders' equity	$120,017	$114,799

(1)
Reflects the adoption of the accounting standard related to the presentation of noncontrolling interests in consolidated financial statements.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended July 31
	2010	2009
	In millions
Cash flows from operating activities:
Net earnings	$6,223	$5,248
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,556	3,546
Stock-based compensation expense	547	501
Provision for doubtful accounts—accounts and financing receivables	122	273
Provision for inventory	127	189
In-process research and development charges	—	6
Restructuring charges	909	602
Deferred taxes on earnings	(191)	272
Excess tax benefit from stock-based compensation	(283)	(67)
Other, net	193	47
Changes in operating assets and liabilities:
Accounts and financing receivables	845	1,635
Inventory	(981)	1,843
Accounts payable	(128)	(2,228)
Taxes on earnings	641	826
Restructuring	(1,053)	(844)
Other assets and liabilities	(1,756)	(1,903)

Net cash provided by operating activities	8,771	9,946

Cash flows from investing activities:
Investment in property, plant and equipment	(2,901)	(2,749)
Proceeds from sale of property, plant and equipment	353	401
Purchases of available-for-sale securities and other investments	(50)	(105)
Maturities and sales of available-for-sale securities and other investments	197	103
Payments made in connection with business acquisitions, net	(4,017)	(348)
Proceeds from business divestiture, net	125	—

Net cash used in investing activities	(6,293)	(2,698)

Cash flows from financing activities:
Issuance (payments) of commercial paper and notes payable, net	4,993	(6,866)
Issuance of debt	121	6,778
Payment of debt	(1,274)	(1,181)
Issuance of common stock under employee stock plans	2,507	936
Repurchase of common stock	(7,079)	(3,038)
Excess tax benefit from stock-based compensation	283	67
Dividends	(590)	(576)

Net cash used in financing activities	(1,039)	(3,880)

Increase in cash and cash equivalents	1,439	3,368
Cash and cash equivalents at beginning of period	13,279	10,153

Cash and cash equivalents at end of period	$14,718	$13,521

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$62	$(3)
Purchase of assets under financing arrangement	$—	$283
Purchase of assets under capital lease	$105	$74

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Changes in Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of July 31, 2010, its results of operations for the three and nine months ended July 31, 2010 and 2009 and its cash flows for the nine months ended July 31, 2010 and 2009. The Consolidated Condensed Balance Sheet as of October 31, 2009 is derived from the October 31, 2009 audited consolidated financial statements. Certain reclassifications have been made to prior-period amounts in order to conform to the current period presentation.

        The results of operations for the three and nine months ended July 31, 2010 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Changes in Significant Accounting Policies (Continued)

        In December 2007, the FASB issued a new accounting standard related to noncontrolling interests. The standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. In January 2010, the FASB issued Accounting Standards Update No. 2010-02, "Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification." This update clarifies the scope of the decrease in ownership provisions and also requires expanded disclosures. HP adopted these standards in the first quarter of fiscal 2010 with retrospective application of the presentation and disclosure requirements. Noncontrolling interests of $247 million at October 31, 2009 were reclassified from Other liabilities to Stockholders' equity in the Consolidated Condensed Balance Sheet as of October 31, 2009. Income attributable to noncontrolling interests was immaterial for the three and nine months ended July 31, 2010 and July 31, 2009.

        In June 2008, the FASB issued a new accounting standard that clarifies when instruments granted in share-based payment transactions should be included in computing earnings per share ("EPS"). Under the new standard, companies are required to include unvested share-based payment awards that contain non-forfeitable rights to receive dividends in their calculation of EPS and are required to calculate EPS using the "two-class method." The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. HP adopted this new accounting standard on a retrospective basis in the first quarter of fiscal 2010. The adoption did not have a material impact on EPS for the three and nine months ended July 31, 2010 and July 31, 2009.

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include incentive compensation plans and an employee stock purchase plan. Incentive compensation plans include principal equity plans as well as various equity plans assumed through acquisitions. Principal equity plans include performance-based restricted units ("PRU"), stock options and restricted stock awards.

        Total stock-based compensation expense before income taxes for the three and nine months ended July 31, 2010 was $166 million and $547 million, respectively. The resulting income tax benefit for the three and nine months ended July 31, 2010 was $54 million and $176 million, respectively. Total stock-based compensation expense before income taxes for the three and nine months ended July 31, 2009 was $150 million and $501 million, respectively. The resulting income tax benefit for the three and nine months ended July 31, 2009 was $51 million and $158 million, respectively.

  Performance-based Restricted Units

        In fiscal 2008, HP implemented a program that provides for the issuance of PRUs representing hypothetical shares of HP common stock. Under the PRU program, HP annually awards a target number of units at the beginning of each three-year performance period. The number of shares released at the end of the performance period will range from zero to two times the target number

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

depending on performance during the period. The performance goals are based on HP's annual cash flow from operations as a percentage of revenue and total shareholder return ("TSR") relative to the S&P 500 over the three-year performance period.

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

	Nine months ended July 31
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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested PRUs as of July 31, 2010 and changes during the nine months ended July 31, 2010 were as follows:

Shares (in thousands)
Outstanding at October 31, 2009	24,723
Granted	7,388
Vested	—
Change in units due to performance and market conditions	(4,409)
Forfeited	(1,541)

Outstanding at July 31, 2010	26,161

Outstanding PRUs assigned a fair value at July 31, 2010	17,382 (1)

(1)
Excludes target shares for the third year for PRUs granted in fiscal 2009 and for the second and third years for PRUs granted in fiscal 2010 as the measurement date has not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual cash flow goals are approved.

        At July 31, 2010, there was $362 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average vesting period of 1.3 years.

  Stock Options

        HP estimated the weighted-average fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended July 31		Nine months ended July 31
	2010	2009	2010	2009
Weighted-average fair value of grants per share(1)	$13.66	$11.57	$14.04	$12.89
Implied volatility	32%	36%	29%	45%
Risk-free interest rate	1.96%	2.43%	2.29%	2.01%
Dividend yield	0.69%	0.91%	0.64%	0.95%
Expected life in months	60	61	61	61

(1)
The fair value calculation was based on stock options granted during the period.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Option activity as of July 31, 2010 and changes during the nine months ended July 31, 2010 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2009	233,214	$33
Granted and assumed through acquisitions	3,068	$43
Exercised	(70,693)	$34
Forfeited/cancelled/expired	(23,234)	$55

Outstanding at July 31, 2010	142,355	$29	2.5	$2,498

Vested and expected to vest at July 31, 2010	141,313	$29	2.5	$2,493

Exercisable at July 31, 2010	132,312	$28	2.3	$2,452

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on July 31, 2010. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the third quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three months and nine months ended July 31, 2010 was $0.1 billion and $1.2 billion, respectively.

        At July 31, 2010, there was $95 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average vesting period of 1.4 years.

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that include grants of restricted stock and grants of restricted stock units.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested restricted stock awards as of July 31, 2010 and changes during the nine months ended July 31, 2010 were as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding at October 31, 2009	6,864	$44
Granted and assumed through acquisitions	3,293	$51
Vested	(4,699)	$45
Forfeited	(482)	$46

Outstanding at July 31, 2010	4,976	$47

        At July 31, 2010, there was $133 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.4 years.

Note 3: Net Earnings Per Share

        HP calculates basic earnings per share using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding stock options, PRUs, restricted stock units, and restricted stock.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended July 31		Nine months ended July 31
	2010	2009	2010	2009
	In millions, except per share amounts
Numerator:
Net earnings(1)	$1,773	$1,671	$6,223	$5,248

Denominator:
Weighted-average shares used to compute basic EPS	2,322	2,382	2,342	2,395
Dilutive effect of employee stock plans	54	54	56	47

Weighted-average shares used to compute diluted EPS	2,376	2,436	2,398	2,442

Net earnings per share:
Basic	$0.76	$0.70	$2.66	$2.19
Diluted	$0.75	$0.69	$2.60	$2.15

(1)
Net earnings available to participating securities were not significant for the three and nine months ended July 31, 2010 and 2009. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the three and nine months ended July 31, 2010, HP excluded from the calculation of diluted EPS options to purchase 8 million shares and 5 million shares, respectively, compared to 96 million shares and 100 million shares, respectively, in the prior-year comparable periods. HP also excluded from the calculation of diluted EPS options to purchase an additional 2 million shares and 3 million shares in the third quarter and the first nine months of fiscal 2010, respectively, compared to an additional 2 million shares in the prior-year comparable periods, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock because their effect would be anti-dilutive.

        As discussed in Note 2, HP implemented the PRU program in fiscal 2008. Accordingly, for the three and nine months ended July 31, 2010, HP has included 9 million shares and 8 million shares, respectively, underlying the PRU awards granted in fiscal 2009 and 2008 when calculating diluted EPS as those shares became contingently issuable upon the satisfaction of the cash flow from operations condition with respect to the first year of the three-year performance period applicable to the fiscal 2009 awards and the first and second years of the three-year performance period applicable to the fiscal 2008 awards. HP has excluded all other shares underlying the fiscal 2010, 2009 and 2008 PRU awards when calculating diluted EPS as those shares are not contingently issuable. For the three and nine months ended July 31, 2009, HP has included 4 million shares and 3 million shares, respectively, underlying the PRU awards granted in fiscal 2008 when calculating diluted EPS as those shares became contingently issuable upon the satisfaction of the cash flow from operations condition with respect to the first year of the three-year performance period applicable to the fiscal 2008 awards. HP has excluded all other shares underlying the fiscal 2009 and 2008 PRU awards when calculating diluted EPS as those shares were not contingently issuable.

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	July 31, 2010	October 31, 2009
	In millions
Accounts receivable	$16,157	$17,166
Allowance for doubtful accounts	(536)	(629)

	$15,621	$16,537

Financing receivables	$2,855	$2,723
Allowance for doubtful accounts	(56)	(48)

	$2,799	$2,675

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

$493 million as of July 31, 2010. HP sold $1.3 billion of trade receivables during the first nine months of fiscal 2010. As of July 31, 2010, HP had $209 million available under these programs.

  Inventory

	July 31, 2010	October 31, 2009
	In millions
Finished goods	$4,887	$4,092
Purchased parts and fabricated assemblies	2,319	2,036

	$7,206	$6,128

  Property, Plant and Equipment

	July 31, 2010	October 31, 2009
	In millions
Land	$529	$513
Buildings and leasehold improvements	8,252	7,472
Machinery and equipment	13,652	12,959

	22,433	20,944

Accumulated depreciation	(10,956)	(9,682)

	$11,477	$11,262

Note 5: Acquisitions

        In fiscal 2010, HP adopted a new accounting standard related to business combinations. HP has included the results of operations of the businesses that it acquired in fiscal 2010 in HP's consolidated results as of the respective dates of acquisitions. HP allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including IPR&D, based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, HP will record a charge for the value of the related intangible asset to HP's Consolidated Statement of Earnings in the period it is abandoned. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.

        In the first nine months of fiscal 2010, HP completed seven acquisitions. The purchase price allocation for these acquisitions as set forth in the table below reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes and residual goodwill. We expect to continue to obtain information

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Acquisitions (Continued)

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

        Pro forma results of operations for these acquisitions have not been presented because they are not material to HP's consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.

In millions
Net assets	$1,380
Amortizable intangible assets	1,377
In-process research and development	186
Goodwill	2,217

Total purchase price	$5,160

  Acquisition of 3Com Corporation ("3Com")

        On April 12, 2010, HP completed its acquisition of 3Com, a global enterprise provider of networking switching, routing and security solutions, at a price of $7.90 per share in cash. HP reports the financial results of the 3Com business in the Corporate Investments segment. The aggregate purchase price of $3.3 billion consisted of cash paid for outstanding common stock, vested in-the-money stock awards and the estimated fair value of earned unvested stock awards assumed by HP. In connection with this acquisition, HP recorded approximately $1.3 billion of goodwill, amortizable purchased intangible assets of $987 million and IPR&D assets of $106 million. HP is amortizing the purchased intangible assets on a straight-line basis over an estimated weighted-average life of 5.1 years.

  Acquisition of Palm, Inc. ("Palm")

        On July 1, 2010, HP completed the acquisition of Palm, a provider of smartphones powered by the Palm webOS mobile operating systems. HP reports the financial results of the Palm business in the Corporate Investments segment. The aggregate purchase price was $1.8 billion, which included cash paid for common stock, vested-in-the-money stock awards, the estimated fair value of earned unvested stock awards assumed as well as certain debt that was repaid at the acquisition date. In connection with this acquisition, HP recorded approximately $917 million of goodwill, amortizable purchased intangible assets of $344 million and IPR&D assets of $80 million. HP is amortizing the purchased intangible assets on a straight-line basis over an estimated weighted-average life of 6.2 years.

  Pending Acquisition

        On September 2, 2010, HP entered into a definitive agreement to acquire 3PAR Inc., a provider of utility storage, through a cash tender offer of $33.00 per share or an enterprise value of approximately

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Acquisitions (Continued)

$2.3 billion. The transaction is subject to customary closing conditions and is expected to be completed by the end of the calendar year.

Note 6: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of July 31, 2010 and changes in the carrying amount of goodwill for the nine months ended July 31, 2010 are as follows:

	Services	Enterprise Storage and Servers	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2009	$16,829	$5,005	$6,140	$2,487	$2,460	$144	$44	$33,109
Goodwill acquired during the period	—	—	—	18	—	—	2,199	2,217
Goodwill adjustments	124	(30)	(2)	(5)	(4)	—	—	83

Balance at July 31, 2010	$16,953	$4,975	$6,138	$2,500	$2,456	$144	$2,243	$35,409

        During the first nine months of fiscal 2010, HP recorded approximately $2.2 billion of goodwill related to acquisitions based on its preliminary purchase price allocations. HP recorded goodwill adjustments primarily related to an increase to the deferred tax liability on outside basis differences of Electronic Data Systems Corporation ("EDS") foreign subsidiaries at acquisition. The increase to goodwill was partially offset by adjustments to goodwill primarily for tax adjustments related to tax deductible stock-based awards for certain acquisitions for which the acquisition date preceded the effective date of the new accounting standard for business combinations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Goodwill and Purchased Intangible Assets (Continued)

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	July 31, 2010			October 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$7,191	$(3,643)	$3,548	$6,763	$(3,034)	$3,729
Developed and core technology and patents	5,040	(3,187)	1,853	4,171	(2,747)	1,424
Product trademarks	310	(233)	77	247	(222)	25

Total amortizable purchased intangible assets	12,541	(7,063)	5,478	11,181	(6,003)	5,178
IPR&D	185	—	185	—	—	—
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$14,148	$(7,063)	$7,085	$12,603	$(6,003)	$6,600

        During the first nine months of fiscal 2010, HP recorded approximately $1.6 billion of purchased intangible assets related to acquisitions based on its preliminary purchase price allocations.

        Under the revised accounting standard adopted in the first quarter of fiscal 2010, IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, HP will record a charge for the value of the related intangible asset to HP's Consolidated Statement of Earnings in the period it is abandoned.

        Estimated future amortization expense related to finite-lived purchased intangible assets at July 31, 2010 is as follows:

Fiscal year:	In millions
2010 (remaining 3 months)	$395
2011	1,326
2012	1,121
2013	984
2014	647
2015	530
Thereafter	475

Total	$5,478

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Restructuring Charges

  Fiscal 2010 Acquisitions

        On July 1, 2010, HP completed the acquisition of Palm. In connection with the acquisition, HP's management approved and initiated a $40 million plan to restructure the operations of Palm, including severance for Palm employees, contract cancellation costs and other items. HP recorded restructuring charges of approximately $40 million for the three months ended July 31, 2010. No further restructuring charges are anticipated, subject to changes in the Palm integration plan. HP expects the majority of these costs to be paid out by the fourth quarter of fiscal 2010.

        On April 12, 2010, HP completed the acquisition of 3Com. In connection with the acquisition, HP's management approved and initiated a $39 million plan to restructure the operation of 3Com, including severance costs and costs to vacate duplicative facilities. HP expects to record the majority of the cost of this restructuring plan by the second quarter of fiscal 2011 based upon the timing of planned terminations and facility closure dates. These costs are expected to be paid out through fiscal 2016.

  Fiscal 2010 ES Restructuring Plan

        On June 1, 2010, HP's management announced a plan to restructure its enterprise services business, which includes its infrastructure technology outsourcing, business process outsourcing and application services business units. The multi-year restructuring program includes plans to consolidate commercial data centers, tools and applications. The total expected cost of the plan is approximately $1 billion, including severance costs to eliminate approximately 9,000 positions and infrastructure charges. For the three and nine months ended July 31, 2010, a restructuring charge of $520 million was recorded primarily related to severance costs. HP expects to record the majority of the remaining severance costs by the second quarter of fiscal 2011, and the main infrastructure charges through fiscal 2012. The timing of the charges is based upon planned termination dates and site closure and consolidation plans. The majority of the associated cash payments are expected to be paid out through the fourth quarter of fiscal 2012. As of July 31, 2010, approximately 900 positions have been eliminated.

  Fiscal 2009 Restructuring Plan

        In May 2009, HP's management approved and initiated a restructuring plan to structurally change and improve the effectiveness of the Imaging and Printing Group ("IPG"), the Personal Systems Group ("PSG"), and Enterprise Storage and Servers ("ESS") businesses. The total expected cost of the plan is $303 million in severance-related costs associated with the planned elimination of approximately 5,000 positions. As of July 31, 2010, approximately 3,900 positions have been eliminated. HP expects a majority of the remaining positions to be eliminated and a majority of the restructuring costs to be paid out through the fourth quarter of fiscal 2010.

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

expected to be implemented over four years from the acquisition date and includes changes to the combined company's workforce as well as changes to corporate overhead functions such as real estate and information technology ("IT").

        The total expected cost of this restructuring plan is $3.1 billion, consisting mainly of severance costs to eliminate approximately 25,000 positions, costs to vacate duplicative facilities and costs associated with early termination of certain contractual obligations. As of July 31, 2010, the vast majority of the positions had been eliminated. In future quarters, as part of this action, HP expects to record charges of approximately $333 million related to the cost to vacate duplicative facilities.

        Approximately $1.5 billion of the expected costs were associated with pre-acquisition EDS and were reflected in the purchase price of EDS. These costs are subject to change based on the actual costs incurred. The remaining costs are primarily associated with HP and will be recorded as a restructuring charge.

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the nine months ended July 31, 2010 were as follows:

		Three months ended July 31, 2010 charges	Nine months ended July 31, 2010 charges				As of July 31, 2010
	Balance, October 31, 2009			Cash payments	Non-cash settlements and other adjustments	Balance, July 31, 2010	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2010 acquisitions	$—	$42	$57	$(3)	$—	$54	$57	$79
Fiscal 2010 ES Plan:
Severance	$—	$509	$509	$(5)	$22	$526	$509	$761
Infrastructure	—	11	11	—	(11)	—	11	231

Total ES Plan	$—	$520	$520	$(5)	$11	$526	$520	$992
Fiscal 2009 Plan	$248	$—	$4	$(150)	$(12)	$90	$303	$303
Fiscal 2008 HP/EDS Plan:
Severance	$747	$—	$226	$(789)	$(43)	$141	$2,136	$2,136
Infrastructure	419	36	102	(89)	(20)	412	602	935

Total HP/EDS Plan	$1,166	$36	$328	$(878)	$(63)	$553	$2,738	$3,071

Total restructuring plans	$1,414	$598	$909	$(1,036)	$(64)	$1,223	$3,618	$4,445

        At July 31, 2010 and October 31, 2009, HP had $30 million and $51 million, respectively, of restructuring liabilities associated with previous restructuring actions that are complete but have cash payouts anticipated to occur through 2012. For the nine months ended July 31, 2010, cash payouts of $17 million and other adjustments of $4 million were recorded against these liabilities.

        At July 31, 2010 and October 31, 2009, HP included the long-term portion of the restructuring liability of $268 million and $356 million, respectively, in Other liabilities, and the short-term portion in Accrued restructuring in the accompanying Consolidated Condensed Balance Sheets.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Fair Value

        HP adopted the provisions related to the fair value of nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010 for the following major categories of nonfinancial items from the Consolidated Condensed Balance Sheet: Property, plant and equipment; Goodwill; Purchased intangible assets; Accrued restructuring; and the asset retirement obligations within Other accrued liabilities and Other liabilities. The provisions of the accounting standard related to measuring fair value and related disclosures are applied to nonfinancial assets and nonfinancial liabilities whenever they are required to be measured at fair value, such as when accounting for a business combination, when evaluating and/or determining impairment, or in accordance with certain other accounting pronouncements. Except for assets and liabilities acquired in business combinations as discussed in Note 5, HP did not measure any material nonfinancial assets and nonfinancial liabilities at fair value on a non-recurring basis for the three and nine months ended July 31, 2010.

        Except for the provisions noted above, the accounting standard relating to fair value measurements and disclosures became effective for HP since the beginning of fiscal 2009. This standard establishes a new framework for measuring fair value and expands related disclosures. The framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2010				As of October 31, 2009
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$9,363	$—	$9,363	$—	$8,925	$—	$8,925
Commercial paper	—	1,774	—	1,774	—	1,388	—	1,388
Money market funds	763	—	—	763	262	—	—	262
U.S. Treasury securities	3	—	—	3	5	—	—	5
Marketable equity securities	9	3	—	12	7	3	—	10
Foreign bonds	7	342	—	349	10	367	—	377
Corporate bonds and other debt securities	—	7	48	55	—	5	36	41
Derivatives:
Interest rate contracts	—	652	—	652	—	375	—	375
Foreign exchange contracts	—	416	61	477	—	379	1	380
Other derivatives	—	17	4	21	—	1	—	1

Total Assets	$782	$12,574	$113	$13,469	$284	$11,443	$37	$11,764

Liabilities
Derivatives:
Interest rate contracts	$—	$81	$—	$81	$—	$51	$—	$51
Foreign exchange contracts	—	531	17	548	—	720	1	721
Other derivatives	—	—	—	—	—	2	—	2

Total Liabilities	$—	$612	$17	$629	$—	$773	$1	$774

        The following table presents the changes in Level 3 instruments for the nine months ended July 31, 2010 that are measured at fair value on a recurring basis. The majority of the Level 3 balances

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Fair Value (Continued)

consist of investment securities classified as available-for-sale with changes in fair value recorded in other comprehensive income ("OCI").

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
Nine months ended July 31, 2010	Other Debt Securities	Derivative Instruments	Total
	In millions
Beginning balance at November 1, 2009	$36	$—	$36
Total (losses) gains (realized/unrealized):
Included in earnings(1)	(8)	—	(8)
Included in OCI	12	62	74
Purchases, issuances, and settlements	8	(14)	(6)

Ending balance at July 31, 2010	$48	$48	$96

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held as of July 31, 2010	$(8)	$—	$(8)

(1)
Included in Interest and other, net in the accompanying Consolidated Condensed Statements of Earnings.

        The changes in Level 3 instruments for the three months ended July 31, 2010 that were measured at fair value on a recurring basis resulted in a total loss of $5 million. The loss for the period was included in earnings attributable to the changes in unrealized losses relating to assets still held as of July 31, 2010.

        The changes in Level 3 instruments for the three months ended July 31, 2009 that were measured at fair value on a recurring basis did not result in any gain or loss. The changes in Level 3 instruments for the nine months ended July 31, 2009 that were measured at fair value on a recurring basis resulted in a total loss of $3 million. The losses for the periods were included in earnings attributable to the changes in unrealized losses relating to assets still held as of July 31, 2009.

        HP measures certain assets including cost and equity method investments at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. In both the three and nine months ended July 31, 2010, HP recorded an impairment charge of $1 million. In the three and nine months ended July 31, 2009, HP recorded an impairment charge of $3 million and $4 million, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments at fair value as of July 31, 2010 and October 31, 2009 were as follows:

	July 31, 2010				October 31, 2009
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Cash Equivalents
Time deposits	$9,356	$—	$—	$9,356	$8,870	$—	$—	$8,870
Commercial paper	1,774	—	—	1,774	1,388	—	—	1,388
Money market funds	763	—	—	763	262	—	—	262

Total cash equivalents	11,893	—	—	11,893	10,520	—	—	10,520

Available-for-Sale Investments
Debt securities:
Time deposits	7	—	—	7	55	—	—	55
U.S. Treasury securities	3	—	—	3	5	—	—	5
Foreign bonds	295	54	—	349	329	49	—	378
Corporate bonds and other debt securities	87	—	(32)	55	85	—	(45)	40

Total debt securities	392	54	(32)	414	474	49	(45)	478

Equity securities in public companies	5	2	—	7	3	2	—	5

Total cash equivalents and available-for-sale investments	$12,290	$56	$(32)	$12,314	$10,997	$51	$(45)	$11,003

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

        The gross unrealized loss as of July 31, 2010 was due primarily to declines in the fair value of certain debt securities and included $30 million that has been in a continuous loss position for more than twelve months. The gross unrealized loss as of October 31, 2009 was due primarily to declines in the fair value of certain debt securities and included $20 million that had been in a continuous loss position for more than twelve months. HP does not intend to sell these debt securities, and it is not likely that HP will be required to sell these debt securities prior to the recovery of the amortized cost. In the three and nine months ended July 31, 2010, HP recognized an impairment charge of $6 million and $8 million, respectively, on total investments. In the three and nine months ended July 31, 2009, HP recognized an impairment charge of $4 million and $6 million, respectively, on total investments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

        Contractual maturities of short-term and long-term investments in available-for-sale debt securities at July 31, 2010 were as follows:

	July 31, 2010
	Cost	Estimated Fair Value
	In millions
Due in less than one year	$5	$5
Due in 1-5 years	21	21
Due in more than five years	366	388

	$392	$414

        Proceeds from sales and maturities of available-for-sale and other securities were $94 million and $197 million in the three and nine months ended July 31, 2010, respectively. There were $1 million and $8 million of gross realized gains on total investments in the three and nine months ended July 31, 2010, respectively. There were no sales or maturities of available-for-sale and other securities for the three months ended July 31, 2009. Proceeds from sales or maturities of available-for-sale and other securities were $103 million for the nine months ended July 31, 2009. There were no realized gains or losses on available-for-sale and other securities for the three and nine months ended July 31, 2009. The specific identification method is used to account for gains and losses on available-for-sale securities.

        A summary of the carrying values and balance sheet classification of all short-term and long-term investments in debt and equity securities as of July 31, 2010 and October 31, 2009 was as follows:

	July 31, 2010	October 31, 2009
	In millions
Time deposits	$—	$55
Available-for-sale debt securities	5	—

Short-term investments	5	55

Time deposits	7	—
Available-for-sale debt securities	402	423
Available-for-sale equity securities	7	5
Equity securities in privately-held companies	164	129
Other investments	9	13

Included in long-term financing receivables and other assets	589	570

Total investments	$594	$625

        Equity securities in privately held companies include cost basis and equity method investments. Other investments include marketable trading securities held to generate returns that HP expects to offset changes in certain liabilities related to deferred compensation arrangements. HP includes gains or losses from changes in fair value of these securities, offset by losses or gains on the related liabilities, in Interest and other, net, in HP's Consolidated Condensed Statements of Earnings. There were no net losses or gains associated with these securities for the three months ended July 31, 2010. The net losses associated with these securities were $5 million for the nine months ended July 31, 2010.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

The net losses associated with these securities were $4 million and $11 million for the three and nine months ended July 31, 2009, respectively.

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

        Certain of HP's derivative instruments contain credit-risk-related contingent features, such as a provision whereby HP and the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions if HP's or the counterparties' credit rating falls below certain thresholds. As of July 31, 2010, HP was not required to post any collateral, and HP did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.

  Fair Value Hedges

        HP enters into fair value hedges to reduce the exposure of its debt portfolio to interest rate risk. HP issues long-term debt in U.S. dollars based on market conditions at the time of financing. HP uses interest rate swaps to mitigate the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense. The swap transactions generally involve principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, HP may choose

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

not to swap fixed for floating interest payments or may terminate a previously executed swap if it believes a larger proportion of fixed-rate debt would be beneficial. When investing in fixed-rate instruments, HP may enter into interest rate swaps that convert the fixed interest returns into variable interest returns and would classify these swaps as fair value hedges. For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in Interest and other, net in the Consolidated Condensed Statements of Earnings in the current period.

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expense, and intercompany lease loan denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within six to twelve months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During the nine months ended July 31, 2010, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Condensed Statements of Earnings. As of July 31, 2010, the portion of hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three and nine months ended July 31, 2010.

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        As discussed in Note 8, HP estimates the fair values of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Consolidated Condensed Balance Sheets were recorded as follows:

	As of July 31, 2010					As of October 31, 2009
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$8,575	$—	$583	$—	$—	$7,575	$—	$346	$—	$5
Cash flow hedges:
Foreign exchange contracts	15,148	313	53	235	34	15,056	116	12	389	33
Net investment hedges:
Foreign exchange contracts	1,454	17	7	40	34	1,350	13	12	47	39

Total derivatives designated as hedging instruments	25,177	330	643	275	68	23,981	129	370	436	77

Derivatives not designated as hedging instruments
Foreign exchange contracts	10,725	70	17	170	35	16,104	206	20	163	51
Interest rate contracts(2)	2,200	—	69	—	81	2,211	—	29	—	45
Other derivatives	362	17	4	—	—	268	2	—	2	—

Total derivatives not designated as hedging instruments	13,287	87	90	170	116	18,583	208	49	165	96

Total derivatives	$38,464	$417	$733	$445	$184	$42,564	$337	$419	$601	$173

(1)
Represents the face amounts of contracts that were outstanding as of July 31, 2010 and October 31, 2009, respectively.

(2)
Represents offsetting swaps acquired through previous business combination that were not designated as hedging instruments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The before-tax effect of a derivative instrument and related hedged item in a fair value hedging relationship for the three and nine months ended July 31, 2010 and July 31, 2009 was as follows:

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2010	Nine months ended July 31, 2010	Hedged Item	Location	Three months ended July 31, 2010	Nine months ended July 31, 2010
		In millions				In millions
Interest rate contracts	Interest and other, net	$215	$242	Fixed-rate debt	Interest and other, net	$(206)	$(230)

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2009	Nine months ended July 31, 2009	Hedged Item	Location	Three months ended July 31, 2009	Nine months ended July 31, 2009
		In millions				In millions
Interest rate contracts	Interest and other, net	$(94)	$155	Fixed-rate debt	Interest and other, net	$91	$(161)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2010 and July 31, 2009 was as follows:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain Recognized in Income on Derivative(1) (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended July 31, 2010	Nine months ended July 31, 2010	Location	Three months ended July 31, 2010	Nine months ended July 31, 2010	Location	Three months ended July 31, 2010	Nine months ended July 31, 2010
	In millions			In millions			In millions
Cash flow hedges:
Foreign exchange contracts	$114	$769	Net revenue	$375	$433	Net revenue	$—	$—
Foreign exchange contracts	45	38	Cost of products	17	44	Cost of products	—	—
Foreign exchange contracts	(1)	(1)	Other operating expenses	(1)	—	Other operating expenses	—	—
Foreign exchange contracts	11	12	Interest and other, net	—	—	Interest and other, net	—	—
Foreign exchange contracts	(26)	10	Net revenue	5	20	Interest and other, net	1	7

Total cash flow hedges	$143	$828		$396	$497		$1	$7

Net investment hedges:
Foreign exchange contracts	$25	$(19)	Interest and other, net	$—	$—	Interest and other, net	$—	$—

(1)
Amount of gain recognized in income on derivative represents a $1 million gain and $7 million gain related to the amount excluded from the assessment of hedge effectiveness in the three and nine months ended July 31, 2010, respectively.

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

        HP expects to reclassify an estimated net accumulated other comprehensive gain of $42 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three and nine months ended July 31, 2010 and July 31, 2009 was as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended July 31, 2010	Nine months ended July 31, 2010
		In millions
Foreign exchange contracts	Interest and other, net	$(142)	$(205)
Other derivatives	Interest and other, net	15	17
Interest rate contracts	Interest and other, net	—	5

Total		$(127)	$(183)

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended July 31, 2009	Nine months ended July 31, 2009
		In millions
Foreign exchange contracts	Interest and other, net	$(452)	$(663)
Other derivatives	Interest and other, net	11	20
Interest rate contracts	Interest and other, net	8	16

Total		$(433)	$(627)

  Other Financial Instruments

        For the balance of HP's financial instruments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's short- and long-term debt was approximately $20.2 billion at July 31, 2010, compared to a carrying value of $20.0 billion at that date. The estimated fair value of HP's short- and long-term debt was approximately $16.0 billion at October 31, 2009, compared to a carrying value of $15.8 billion at that date. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases resulting from the placement of HP and third-party products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of net financing receivables, which are included in financing receivables and long-term financing receivables and other assets, were as follows:

	July 31, 2010	October 31, 2009
	In millions
Minimum lease payments receivable	$6,602	$6,413
Allowance for doubtful accounts	(122)	(108)
Unguaranteed residual value	228	244
Unearned income	(571)	(571)

Financing receivables, net	6,137	5,978
Less current portion	(2,799)	(2,675)

Amounts due after one year, net	$3,338	$3,303

        Equipment leased to customers under operating leases was $3.4 billion at July 31, 2010 and $3.0 billion at October 31, 2009 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $1.0 billion at July 31, 2010 and $0.9 billion at October 31, 2009.

Note 11: Guarantees

  Guarantees and Indemnifications

        In the ordinary course of business, HP may provide certain clients with subsidiary performance guarantees and/or financial performance guarantees, which may be backed by standby letters of credit or surety bonds. In general, HP would be liable for the amounts of these guarantees in the event that the nonperformance of HP or HP's subsidiaries permits termination of the related contract by the client, the likelihood of which HP believes is remote. HP believes that the company is in compliance with the performance obligations under all material service contracts for which there is a performance guarantee.

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

        The changes in HP's aggregate product warranty liabilities for the nine months ended July 31, 2010 were as follows:

In millions
Product warranty liability at October 31, 2009	$2,409
Accruals for warranties issued	2,043
Adjustments related to pre-existing warranties (including changes in estimates)	(48)
Settlements made (in cash or in kind)	(1,928)

Product warranty liability at July 31, 2010	$2,476

Note 12: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	July 31, 2010		October 31, 2009
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Commercial paper	$5,173	0.3%	$294	1.2%
Current portion of long-term debt	2,204	2.3%	1,143	1.0%
Notes payable to banks, lines of credit and other	465	2.8%	413	2.0%

	$7,842		$1,850

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $348 million and $326 million at July 31, 2010 and October 31, 2009, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	July 31, 2010	October 31, 2009
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.505% in June 2002 at 6.5%, due July 2012	$499	$499
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, due March 2012	600	600
$900 issued at discount to par at a price of 99.938% in February 2007 at 5.25%, due March 2012	900	900
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,000 issued at par in June 2007 at three-month USD LIBOR plus 0.06%, paid June 2010	—	1,000
$1,500 issued at discount to par at a price of 99.921% in March 2008 at 4.5%, due March 2013	1,499	1,499
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, due March 2014	1,994	1,992
$275 issued at par in February 2009 at three-month USD LIBOR plus 1.75%, due February 2011	275	275
$1,000 issued at discount to par at a price of 99.956% in February 2009 at 4.25%, due February 2012	1,000	1,000
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500
2009 Shelf Registration Statement:
$750 issued at par in May 2009 at three-month USD LIBOR plus 1.05%, due May 2011	750	750
$1,000 issued at discount to par at a price of 99.967% in May 2009 at 2.25%, due May 2011	1,000	1,000
$250 issued at discount to par at a price of 99.984% in May 2009 at 2.95%, due August 2012	250	250

	11,516	12,514

EDS Senior Notes
$1,100 issued June 2003 at 6.0%, due August 2013	1,133	1,140
$300 issued October 1999 at 7.45%, due October 2029	315	315

	1,448	1,455

Other, including capital lease obligations, at 0.59%-8.63%, due in calendar year 2010-2024	844	785
Fair value adjustment related to hedged debt	600	369
Less: current portion	(2,204)	(1,143)

Total long-term debt	$12,204	$13,980

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Borrowings (Continued)

        As disclosed in Note 9 to the Consolidated Condensed Financial Statements in Item 1, HP uses interest rate swaps to mitigate the market risk exposures in connection with certain fixed interest global notes to achieve primarily U.S. dollar LIBOR-based floating interest expense. The table above does not reflect the interest rate swap impact on the interest rate.

        HP may redeem some or all of the Global Notes set forth in the above table at any time at the redemption prices described in the prospectus supplements relating thereto. The Global Notes are senior unsecured debt.

        In May 2009, HP filed a shelf registration statement (the "2009 Shelf Registration Statement") with the SEC to enable the company to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants. The 2009 Shelf Registration Statement replaced other registration statements filed in March 2002 and May 2006.

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

        HP has a $3.0 billion five-year credit facility expiring in May 2012. In February 2009, HP entered into a $3.5 billion 364-day credit facility. The February credit facility expired in February 2010, at which time HP entered into a new $3.5 billion 364-day credit facility maintaining the total amount available under its credit facilities at $6.5 billion. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. The credit facilities are senior unsecured committed borrowing arrangements primarily to support the issuance of U.S. commercial paper. HP's ability to have a U.S. commercial paper outstanding balance that exceeds the $6.5 billion supported these credit facilities is subject to a number of factors, including liquidity conditions and business performance.

        HP also maintains uncommitted lines of credit from a number of financial institutions that are available through various foreign subsidiaries. The amount available for use as of July 31, 2010 was approximately $1.5 billion.

        Included in Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of July 31, 2010, the carrying value of the assets approximated the carrying value of the borrowings of $106 million.

        As of July 31, 2010, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2009 Shelf Registration Statement. As of that date, HP also had up to approximately $12.8 billion of available borrowing resources, including $11.3 billion under its commercial paper programs, and approximately $1.5 billion under other programs.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Borrowings (Continued)

  Subsequent Event

        On September 8, 2010, HP commenced an offering of $3 billion of U.S. Dollar Global Notes under the 2009 Shelf Registration Statement. The Global Notes included floating rate and fixed rate notes at market rates with maturities ranging from two to five years from the date of issuance. The offering is expected to be completed on September 13, 2010.

Note 13: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 19.0% and 17.8% for the three months ended July 31, 2010 and July 31, 2009, respectively, and 19.8% and 18.1% for the nine months ended July 31, 2010 and July 31, 2009, respectively. HP's effective tax rate increased due to a decline in the percentage of total earnings earned in lower-tax jurisdictions and a decline in its discrete tax benefits relative to consolidated pretax earnings. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all of such earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

        In the three and nine months ended July 31, 2010, HP recorded discrete items with a net tax benefit of $236 million and $375 million, respectively, decreasing the effective tax rate. These amounts included net tax benefits of $206 million and $340 million, respectively, from restructuring and acquisition charges; and net tax benefits of $30 million and $35 million, respectively, associated with adjustments to prior year foreign income tax accruals and credits, settlement of tax audit matters, valuation allowance releases, and other miscellaneous discrete items.

        In the three and nine months ended July 31, 2009, HP recorded discrete items with a net tax benefit of $273 million and $411 million respectively, decreasing the effective tax rate. These amounts included net tax benefits of $128 million and $248 million, respectively, from restructuring and acquisition charges; and net tax benefits of $145 million and $163 million, respectively, associated with a net tax benefit of $141 million for the adjustment to estimated fiscal 2008 tax accruals upon filing the 2008 U.S. federal income tax return, and other miscellaneous discrete items that resulted in a net tax benefit of $4 million and $22 million for the three and nine months ended July 31, 2009, respectively.

        As of July 31, 2010, the amount of gross unrecognized tax benefits was $2.0 billion, of which up to $980 million would affect HP's effective tax rate if realized. HP recognizes interest expense and penalties on unrecognized tax benefits within income tax expense. As of July 31, 2010 HP had accrued a net $170 million income tax payable for interest and penalties. In the three and nine months ended July 31, 2010, HP recognized net interest expense on tax deficiencies and overpayments, net of tax, of $40 million and $50 million, respectively.

        HP engages in continuous discussions and negotiations with tax authorities regarding tax matters in the various jurisdictions. HP does not expect complete resolution of any Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Income Taxes (Continued)

pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $290 million within the next 12 months.

        HP is subject to income tax in the United States and approximately 80 foreign countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent's Reports ("RAR") for its fiscal 2001, 2002 and 2006 tax years. The IRS began an audit of HP's 2007 income tax returns in 2009, and began its audit of 2008 during 2010. With respect to major foreign and state tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999. HP believes that adequate accruals have been provided for all open tax years.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	July 31, 2010	October 31, 2009
	In millions
Current deferred tax assets	$4,399	$4,979
Current deferred tax liabilities	(1)	(83)
Long-term deferred tax assets	1,862	1,751
Long-term deferred tax liabilities	(3,443)	(4,230)

Total deferred tax assets net of deferred tax liabilities	$2,817	$2,417

Note 14: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the three and nine months ended July 31, 2010, HP executed share repurchases of 56 million shares and 144 million shares, respectively. For the three months ended July 31, 2010, repurchases of 55 million shares were settled for $2.6 billion. For the nine months ended July 31, 2010, repurchases of 144 million shares were settled for $7.1 billion, which included 3 million shares repurchased in transactions that were executed in fiscal 2009 but settled in the first quarter of fiscal 2010. HP had approximately 3 million shares repurchased in the third quarter of fiscal 2010 that will be settled in the fourth quarter of fiscal 2010. HP paid approximately $1.0 billion in connection with repurchases of approximately 28 million shares during the three months ended July 31, 2009 and paid approximately $3.0 billion in connection with repurchases of approximately 85 million shares in the first nine months of fiscal 2009.

        As of July 31, 2010, HP had remaining authorization of $4.9 billion for future share repurchases under the $8.0 billion repurchase authorization approved by HP's Board of Directors on November 19, 2009. On August 29, 2010, HP's Board of Directors authorized an additional $10.0 billion for future share repurchases.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Stockholders' Equity (Continued)

  Comprehensive Income

        The changes in the components of OCI, net of taxes, were as follows:

	Three months ended July 31
	2010	2009
	In millions
Net earnings	$1,773	$1,671
Net change in unrealized gains on available-for-sale securities:
Change in net unrealized gains, net of tax of $1 million in 2010 and in 2009	2	2

	2	2

Net change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) recognized in OCI, net of tax of $58 million in 2010 and net of tax benefit of $209 million in 2009	85	(351)
(Gains) losses reclassified into income, net of tax of $145 million in 2010 and net of tax benefit of $44 million in 2009	(251)	76

	(166)	(275)

Net change in cumulative translation adjustment, net of tax of $18 million in 2010 and $189 million in 2009	(53)	423
Net change in unrealized components of defined benefit plans, net of tax of $5 million in 2010 and net of tax benefit of $30 million in 2009	32	(20)

Comprehensive income	$1,588	$1,801

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Stockholders' Equity (Continued)

	Nine months ended July 31
	2010	2009
	In millions
Net earnings	$6,223	$5,248
Net change in unrealized gains (losses) on available-for-sale securities:
Change in net unrealized gains, net of tax of $6 million in 2010 and $1 million in 2009	11	6
Net unrealized gains reclassified into income with no tax effect in 2009	—	(1)

	11	5

Net change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) recognized in OCI, net of tax of $296 million in 2010 and net of tax benefit of $242 million in 2009	532	(420)
(Gains) reclassified into income, net of tax of $176 million in 2010 and $296 million in 2009	(321)	(539)

	211	(959)

Net change in cumulative translation adjustment, net of tax of $16 million in 2010 and $180 million in 2009	(42)	178
Net change in unrealized components of defined benefit plans, net of tax of $73 million in 2010 and $24 million in 2009	127	45

Comprehensive income	$6,530	$4,517

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	July 31, 2010	October 31, 2009
	In millions
Net unrealized gain on available-for-sale securities	$15	$4
Net unrealized gain (loss) on cash flow hedges	42	(169)
Cumulative translation adjustment	(501)	(459)
Unrealized components of defined benefit plans	(2,496)	(2,623)

Accumulated other comprehensive loss	$(2,940)	$(3,247)

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

        Effective April 1, 2009, HP matching contributions under both the U.S. HP 401(k) Plan and the EDS 401(k) Plan were changed to a quarterly, discretionary, performance-based match of up to a maximum of 4% of eligible compensation for all U.S. employees, which is determined each fiscal quarter based on business results. HP matching contributions vary from 0% to 100% of the maximum 4% match, based on such factors as quarterly earnings, market share growth, and performance relative to market and economic conditions. HP's matching contributions for each of the three quarters in the nine months ended July 31, 2010 were 100% of the maximum 4% match.

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
	In millions
Service cost	$1	$7	$80	$79	$3	$3
Interest cost	144	148	157	159	11	18
Expected return on plan assets	(166)	(133)	(181)	(170)	(9)	(8)
Amortization and deferrals:
Actuarial loss (gain)	7	(19)	51	18	2	2
Prior service benefit	—	—	(3)	(2)	(21)	(20)

Net periodic benefit (gain) cost	(14)	3	104	84	(14)	(5)
Settlement loss (gain)	4	—	(2)	—	—	—
Special termination benefits	—	—	7	1	—	—

Net benefit (gain) cost	$(10)	$3	$109	$85	$(14)	$(5)

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
	In millions
Service cost	$1	$20	$248	$231	$9	$10
Interest cost	433	444	494	458	35	53
Expected return on plan assets	(497)	(399)	(567)	(493)	(24)	(24)
Amortization and deferrals:
Actuarial loss (gain)	21	(53)	160	52	12	5
Prior service benefit	—	—	(7)	(6)	(64)	(59)

Net periodic benefit (gain) cost	(42)	12	328	242	(32)	(15)
Settlement loss (gain)	4	(1)	(2)	—	—	—
Curtailment gain	—	—	—	—	(13)	(2)
Special termination benefits	—	—	18	4	—	—

Net benefit (gain) cost	$(38)	$11	$344	$246	$(45)	$(17)

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

        As of July 31, 2010, HP has made $653 million of contributions to its pension plans, paid $15 million to cover benefit payments to U.S. non-qualified plan participants, and paid $21 million to cover benefit claims under post-retirement benefit plans. HP presently anticipates making additional contributions of approximately $92 million to its pension plans and approximately $15 million to its U.S. non-qualified plan participants and expects to pay up to $24 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2010. HP's pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Differences between expected and actual returns on investments will be reflected as unrecognized gains or losses, and such gains or losses will be amortized and recorded in future periods. Poor financial performance of asset markets in any year could lead to increased contributions in certain countries and increased future pension plan expense. Asset gains or losses are determined at the measurement date and amortized over the remaining service life or life expectancy of plan participants. HP's next expected measurement date is October 31, 2010.

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

        ZPU, a joint association of various German collection societies, instituted legal proceedings against HP in 2005 demanding reporting of every PC sold by HP in Germany from January 2002 through December 2005 and seeking a levy of €18.42 plus tax for each PC sold during that period. On December 23, 2009, the German industry association Bundesverband Computerhersteller ("BCH") entered into a settlement agreement with ZPU that provides for the payment of €3.15 per unit for PCs sold in Germany between 2002 and 2003 and €6.30 per unit for PCs sold in Germany between 2005 and 2007. The settlement is only valid for those companies who are members of BCH and accede to the settlement and who also agree to pay a levy of €12.15 per unit for PCs without a built-in CD-R or DVD-R and €13.65 per unit for PCs with a built-in CD-R or DVD-R sold in Germany between 2008 and 2010. HP is a member of BCH and has acceded to the settlement and paid all amounts due thereunder.

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

  •
  A consolidated lawsuit captioned In re HP Inkjet Printer Litigation is pending in the United States District Court for the Northern District of California where the plaintiffs are seeking class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. On January 4, 2008, the court heard plaintiffs' motions for class certification and to add a class representative and HP's motion for summary judgment. On July 25, 2008, the court denied all three motions. On March 30, 2009, the plaintiffs filed a renewed motion for class certification. A hearing on the plaintiffs' motion for class certification scheduled for April 9, 2010 was postponed.

  •
  A lawsuit captioned Blennis v. HP was filed on January 17, 2007 in the United States District Court for the Northern District of California where the plaintiffs are seeking class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. A class certification hearing was scheduled for May 21, 2010 but was taken off of the calendar.

  •
  A lawsuit captioned Rich v. HP was filed against HP on May 22, 2006 in the United States District Court for the Northern District of California. The suit alleges that HP designed its color inkjet printers to unnecessarily use color ink in addition to black ink when printing black and white images and text. The plaintiffs are seeking to certify a nationwide injunctive class and a California-only damages class. A class certification hearing was scheduled for May 7, 2010 but was taken off of the calendar.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

        On August 25, 2010, HP and the plaintiffs in In re HP Inkjet Printer Litigation, Blennis v. HP and Rich v. HP entered into an agreement to settle those lawsuits on behalf of the proposed classes, which agreement is subject to approval of the court before it becomes final. Under the terms of the proposed settlement, the lawsuits will be consolidated, and eligible class members will each have the right to obtain e-credits not to exceed $5 million in the aggregate for use in purchasing printers or printer supplies through HP's website. As part of the proposed settlement, HP also agreed to provide class members with additional information regarding HP inkjet printer functionality and to change the content of certain software and user guide messaging provided to users regarding the life of inkjet printer cartridges. In addition, class counsel and the class representatives will be paid attorneys' fees and expenses and stipends in an amount that is yet to be approved by the court.

        Baggett v. HP is a consumer class action filed against HP on June 6, 2007 in the United States District Court for the Central District of California alleging that HP employs a technology in its LaserJet color printers whereby the printing process shuts down prematurely, thus preventing customers from using the toner that is allegedly left in the cartridge. The plaintiffs also allege that HP fails to disclose to consumers that they will be unable to utilize the toner remaining in the cartridge after the printer shuts down. The complaint seeks certification of a nationwide class of purchasers of all HP LaserJet color printers and seeks unspecified damages, restitution, disgorgement, injunctive relief, attorneys' fees and costs. On September 29, 2009, the court granted HP's motion for summary judgment against the named plaintiff and denied plaintiff's motion for class certification as moot. On November 3, 2009, the court entered judgment against the named plaintiff. On November 17, 2009, plaintiff filed an appeal of the court's summary judgment ruling with the United States Court of Appeals for the Ninth Circuit. On August 25, 2010, HP and the plaintiff entered into an agreement to settle the lawsuit on behalf of the proposed class, which agreement is subject to approval of the court before it becomes final. Under the terms of the proposed settlement, eligible class members will each have the right to obtain e-credits not to exceed $5 million in the aggregate for use in purchasing printers or printer supplies through HP's website. In addition, class counsel and the class representative will be paid attorneys' fees and expenses and stipends in an amount that is yet to be approved by the court.

        Fair Labor Standards Act Litigation.    HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of EDS or HP have been misclassified as exempt employees under the Fair Labor Standards Act and/or in violation of the California Labor Code or other state laws. Those matters include the following:

  •
  Cunningham and Cunningham, et al. v. Electronic Data Systems Corporation is a purported collective action filed on May 10, 2006 in the U.S. District Court for the Southern District of New York claiming that current and former EDS employees involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. Another purported collective action, Steavens, et al. v. Electronic Data Systems Corporation, which was filed on October 23, 2007, is also now pending in the same court alleging similar facts. The Steavens case has been consolidated for pretrial purposes with the Cunningham case. A third purported collective action, Azar v. Electronic Data Systems Corporation, which was filed in the same court on February 20, 2009, has been settled. Under the terms of the Azar settlement, HP agreed to pay an amount that is immaterial to HP.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

  •
  Heffelfinger, et al. v. Electronic Data Systems Corporation is a class action filed in November 2006 in California Superior Court claiming that certain EDS information technology workers in California were misclassified as exempt employees. The case was subsequently transferred to the U.S. District Court for the Central District of California, which, on January 7, 2008, certified a class of information technology workers in California. On June 6, 2008, the court granted the defendant's motion for summary judgment. The plaintiffs subsequently filed an appeal with the U.S. Court of Appeals for the Ninth Circuit, which is pending. Two other purported class actions originally filed in California Superior Court, Karlbom, et al. v. Electronic Data Systems Corporation, which was filed on March 16, 2009, and George, et al. v. Electronic Data Systems Corporation, which was filed on April 2, 2009, allege similar facts. The Karlbom case is pending in San Diego County Superior Court, and the George case is pending in the U.S. District Court for the Southern District of New York, and has been consolidated for pretrial purposes with the Cunningham and Steavens cases.

        The United States of America, ex rel. Norman Rille and Neal Roberts v. Hewlett-Packard Company, et al. In 2004, two private individuals filed a civil "qui tam" complaint under the False Claims Act in the United States District Court for the Eastern District of Arkansas containing generalized allegations that HP and several other companies participated in an industry-wide practice of using partnership and alliance programs to make improper payments and cause the submission of false claims in connection with contracts to provide products and services to the federal government. On April 12, 2007, the U.S. Department of Justice intervened in the qui tam action and filed a complaint against HP (and several other companies in separate actions) on behalf of the United States containing allegations that HP violated the False Claims Act and the Anti-Kickback Act of 1986 by providing millions of dollars in kickbacks to its alliance partners, including "influencer fees" and "new business opportunity rebates." The U.S. complaint further alleged that HP violated the False Claims Act and the Anti-Kickback Act, breached its federal government contracts, induced the federal government to make payments to HP that HP was not entitled to receive under those contracts, and was unjustly enriched by expressly or impliedly making false statements, records or certifications to the federal government that it complied with and would continue to comply with the Anti-Kickback Act and by submitting claims to the government that allegedly were inflated because they included the amounts of the influencer fees and new business opportunity rebates. The U.S. complaint sought treble damages plus civil penalties in connection with the alleged violations of the False Claims Act, double damages plus civil penalties in connection with the alleged violations of the Anti-Kickback Act and disgorgement of profits earned in connection with the breach of contract and unjust enrichment claims. On August 30, 2010, HP reached a settlement with the U.S. Department of Justice to resolve all of the allegations associated with the qui tam action. Under the terms of the settlement, HP will pay $55 million to the United States plus an additional amount in attorneys' fees to the private individuals' counsel. HP agreed to the settlement, without any admission of wrongdoing, in order to resolve the allegations in full.

        India Directorate of Revenue Intelligence Proceedings. As described below, Hewlett-Packard India Sales Private Ltd ("HPI"), a subsidiary of HP, and certain current and former HP employees have received show cause notices from the India Directorate of Revenue Intelligence (the "DRI") alleging underpayment of certain customs duties:

  •
  On April 30 and May 10, 2010, the DRI issued show cause notices to HPI, seven current HP employees and one former HP employee alleging that HP has underpaid customs duties while

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

    importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. On June 2, 2010, the DRI issued an additional show cause notice to HPI and three current HPI employees alleging that HP failed to pay customs duties on the appropriate value of recovery CDs containing Microsoft operating systems and seeking to recover approximately $5.3 million, plus penalties. HP has deposited a total of approximately $16.7 million with the DRI and agreed to post a provisional bond in exchange for the DRI's agreement not to seize HP products and spare parts and not to interrupt the transaction of business by HP in India.

  •
  On June 17, 2010, the DRI issued show cause notices to HPI and two current HPI employees regarding non-inclusion of the value of software contained in the products imported from third party original design manufacturers. The total amount of the alleged unpaid customs duties relating to such software, including the interest proposed to be demanded under these notices, is approximately $130,000, which amount HPI has deposited with the DRI. The DRI is also seeking to impose penalties.

HP intends to contest each of the show cause notices through the judicial process. HP is in the process of responding to the show cause notices.

        Russia GPO and Related Investigations. The German Public Prosecutor's Office ("German PPO") has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the Chief Public Prosecutor's Office of the Russian Federation. The €35 million transaction, which was referred to as the Russia GPO deal, spanned 2001 to 2006 and was for the delivery and installation of an IT network. The German PPO has recently requested information on several non-public sector transactions entered into by HP and its subsidiaries on or around 2006 involving one or more persons also involved in the Russia GPO deal.

        The U.S. Department of Justice and the SEC have also been conducting an investigation into the Russia GPO deal and potential violations of the Foreign Corrupt Practices Act ("FCPA"). Under the FCPA, a person or an entity could be subject to fines, civil penalties of up to $500,000 per violation and equitable remedies, including disgorgement and other injunctive relief. In addition, criminal penalties could range from the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation. The U.S. enforcement authorities have recently requested information from HP relating to certain governmental and quasi-governmental transactions in Russia and in the Commonwealth of Independent States subregion dating back to 2000.

        HP is cooperating with these investigating agencies.

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

  •
  Beginning in September 2006, HP received requests from the Committee on Energy and Commerce of the U.S. House of Representatives (the "Committee") for records and information concerning the leak investigation, securities transactions by HP officers and directors, including an August 25, 2006, securities transaction by Mark Hurd, HP's former Chairman and Chief Executive Officer, and related matters. HP has responded to those requests. In addition, Mr. Hurd voluntarily gave testimony to the Committee regarding the leak investigation on September 28, 2006.

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

Concluded Litigation

        Sky Subscribers Services Limited and British Sky Broadcasting Limited v. EDS and EDS Limited (UK) is a lawsuit filed on August 17, 2004 by Sky Subscribers Services Limited and British Sky Broadcasting Limited against Electronic Data Systems Corporation ("EDS"), a company that HP acquired in August 2008, and EDS Limited (UK) ("EDS UK"), one of EDS's subsidiaries, alleging deceit, negligent misrepresentation, negligent misstatement and breach of contract. The claims arose out of a customer relationship management project that was awarded to EDS in 2000, the principal objective of which was to develop a customer call center in Scotland. EDS's main role in the project was as systems integrator. On November 12, 2004, EDS and EDS UK filed their defense and counterclaim denying the claims and seeking damages for monies owed under the contract. The trial of this action commenced on October 15, 2007, and final arguments concluded on July 30, 2008. At trial, the plaintiffs claimed damages in excess of £700 million, plus interest and costs, and EDS and EDS UK counterclaimed for damages of approximately £5 million. On January 26, 2010, the court issued a decision finding EDS UK liable to the plaintiffs for deceit in one area of the claim, for negligent misrepresentation and negligent misstatement in another area of the claim, and for breach of contract. The court dismissed all of plaintiffs' other claims. In February 2010, HP made a voluntary interim payment to the plaintiffs of £200 million. On March 1, 2010, the court ordered HP to make an additional interim payment to the plaintiffs of £70 million. In June 2010, the parties settled the litigation between them and all related

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

claims for a total amount of £318 million, inclusive of interest and costs. As a result of the settlement, HP has made a final payment to the plaintiffs of £48 million.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed a complaint, amended on September 6, 2002, against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors, and servers and workstations incorporating those processors, infringe a patent assigned to Cornell Research Foundation, Inc. that describes a way of executing microprocessor instructions. The complaint sought declaratory and injunctive relief and unspecified damages. In May 2010, the parties entered into a settlement agreement pursuant to which HP paid the plaintiffs an aggregate of $75 million in exchange for the settlement of all claims brought against HP relating to the patent at issue in the litigation.

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

Note 17: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses, and large enterprises, including customers in the government, health and education sectors. HP's offerings span multi-vendor customer services, including infrastructure technology and business process outsourcing, technology support and maintenance, application development and support services, and consulting and integration services; enterprise information technology infrastructure, including enterprise storage and server technology, networking products and resources, and software that optimizes business technology investments; personal computing and other access devices; and imaging and printing-related products and services.

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

  •
  Services provides consulting, outsourcing and technology services across infrastructure, applications and business process domains. Services is divided into four main business units: infrastructure technology outsourcing, technology services, applications services and business process outsourcing. Infrastructure technology outsourcing delivers comprehensive services that encompass the data center and the workplace (desktop); network and communications; and security, compliance and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

    business continuity. HP also offers a set of managed services, providing a cross-section of its broader infrastructure services for smaller discrete engagements. Technology services include consulting and support services, such as mission critical services, converged infrastructure services, networking services, data center transformation services and infrastructure services, as well as warranty support across HP's product lines. Applications services help clients revitalize and manage their applications assets through flexible, project-based, consulting services and longer-term outsourcing contracts. These full lifecycle services encompass application development, testing, modernization, system integration, maintenance and management. Business process outsourcing solutions include a broad array of enterprise shared services, customer relationship management services, financial process management services and administrative services.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

        HP's business segments not included in HP Enterprise Business are described below.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and small- and medium-sized business ("SMB") customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq, HP Pro, and HP Elite lines of business desktops and notebooks, as well as the Touchsmart PC, All in One PC, HP Mini-Note PC, HP Blade PCs, Retail POS systems, and HP Thin Clients. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi media consumer desktops and notebooks, as well as the HP Pavilion Elite desktops, HP Envy Premium notebooks, Touchsmart PCs, All in One PC, HP and Compaq Mini notebooks, and the Media Smart Home Server. HP's Z series desktop workstations and HP Elitebook Mobile Workstations provide advanced graphics, computing, and large modeling capabilities, certified with applications in a wide range of industries and running both Windows® and Linux operating systems. PSG provides a series of HP iPAQ Pocket PC handheld computing devices that run on Windows® Mobile software. These products range from basic PDAs to advanced devices with voice and data capability.

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

  •
  Corporate Investments includes HP Labs, network infrastructure products, mobile devices associated with the Palm acquisition, and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products, which span from the data center to the edge of the network and are sold under the ProCurve, 3Com and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

    TippingPoint brands. The segment also includes certain video collaboration products sold under the brand "Halo," and Palm smartphones, which are targeted at the consumer segment and include the Pixi and Pre models running on the WebOS operating system.

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive business segment results are substantially the same as those the consolidated company uses. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. HP does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily restructuring charges and any associated adjustments related to restructuring actions, amortization of purchased intangible assets, stock-based compensation expense related to HP-granted employee stock options, PRUs, restricted stock awards and the employee stock purchase plan, certain acquisition-related charges and charges for purchased IPR&D, as well as certain corporate governance costs.

        Selected operating results information for each business segment was as follows:

	Three months ended July 31
	Net Revenue		Earnings (Loss) from Operations
	2010	2009(1)	2010	2009(1)
	In millions
Services	$8,609	$8,520	$1,366	$1,302
Enterprise Storage and Servers	4,449	3,735	549	381
HP Software	863	847	183	153

HP Enterprise Business	13,921	13,102	2,098	1,836

Personal Systems Group	9,918	8,441	469	387
Imaging and Printing Group	6,167	5,660	1,040	960
HP Financial Services	764	670	72	53
Corporate Investments	607	193	83	(10)

Segment total	$31,377	$28,066	$3,762	$3,226

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

	Nine months ended July 31
	Net Revenue		Earnings (Loss) from Operations
	2010	2009(1)	2010	2009(1)
	In millions
Services	$25,972	$25,767	$4,112	$3,600
Enterprise Storage and Servers	13,382	11,141	1,672	1,037
HP Software	2,612	2,605	512	450

HP Enterprise Business	41,966	39,513	6,296	5,087

Personal Systems Group	30,458	25,443	1,464	1,201
Imaging and Printing Group	18,769	17,557	3,192	3,139
HP Financial Services	2,238	1,947	208	140
Corporate Investments	1,158	577	114	(48)

Segment total	$94,589	$85,037	$11,274	$9,519

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

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended July 31		Nine months ended July 31
	2010	2009	2010	2009
	In millions
Net revenue:
Segment total	$31,377	$28,066	$94,589	$85,037
Elimination of inter-segment net revenue and other	(648)	(481)	(1,834)	(1,262)

Total HP consolidated net revenue	$30,729	$27,585	$92,755	$83,775

Earnings before taxes:
Total segment earnings from operations	$3,762	$3,226	$11,274	$9,519
Corporate and unallocated costs and eliminations	(175)	(81)	(375)	(119)
Unallocated costs related to stock-based compensation expense	(156)	(132)	(504)	(436)
Amortization of purchased intangible assets	(383)	(379)	(1,060)	(1,171)
In-process research and development charges	—	—	—	(6)
Restructuring charges	(598)	(362)	(909)	(602)
Acquisition-related charges	(127)	(59)	(242)	(182)
Interest and other, net	(134)	(177)	(424)	(589)

Total HP consolidated earnings before taxes	$2,189	$2,036	$7,760	$6,414

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

        HP allocates its assets to its business segments based on the primary segments benefiting from the asset. The total assets allocated to Corporate Investments increased 836% to $4.3 billion as of July 31, 2010 from $0.5 billion as of October 31, 2009 mostly due to the 3Com and Palm acquisitions. There have been no material changes in the total assets of HP's other segments for the nine months ended July 31, 2010 as compared to the fiscal year ended October 31, 2009.

  Net revenue by segment and business unit

	Three months ended July 31		Nine months ended July 31
	2010	2009(1)(2)	2010	2009(1)(2)
	In millions
Net revenue:
Infrastructure technology outsourcing	$3,937	$3,906	$11,868	$11,511
Technology services	2,366	2,389	7,192	7,260
Application services	1,501	1,442	4,522	4,615
Business process outsourcing	727	719	2,177	2,192
Other	78	64	213	189

Services(1)	8,609	8,520	25,972	25,767

Industry standard servers	3,042	2,316	9,044	6,627
Storage	904	824	2,741	2,555
Business critical systems	503	595	1,597	1,959

Enterprise Storage and Servers	4,449	3,735	13,382	11,141

Business technology optimization	581	563	1,756	1,725
Other software	282	284	856	880

HP Software	863	847	2,612	2,605

HP Enterprise Business	13,921	13,102	41,966	39,513

Notebooks	5,298	4,803	16,936	14,416
Desktops	3,930	3,098	11,558	9,383
Workstations	459	299	1,257	919
Handhelds	18	32	67	136
Other	213	209	640	589

Personal Systems Group	9,918	8,441	30,458	25,443

Supplies	4,130	3,949	12,542	12,102
Commercial hardware	1,389	1,085	4,028	3,517
Consumer hardware	648	626	2,199	1,938

Imaging and Printing Group	6,167	5,660	18,769	17,557

HP Financial Services	764	670	2,238	1,947
Corporate Investments	607	193	1,158	577

Total segments	31,377	28,066	94,589	85,037

Eliminations of inter-segment net revenue and other	(648)	(481)	(1,834)	(1,262)

Total HP consolidated net revenue	$30,729	$27,585	$92,755	$83,775

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

  •
  enterprise information technology infrastructure, including enterprise storage and server technology, networking products and resources, information management software and software that optimizes business technology investments;

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

  Driving Operational Efficiency

        We have implemented an ongoing program to optimize efficiency and reduce cost across the company. As part of those efforts, we are continuing to execute on our multi-year program to consolidate real estate locations worldwide to fewer core sites in order to reduce our IT spending and real estate costs. We are also continuing to implement the restructuring plan announced in the fourth quarter of fiscal 2008 to optimize the cost structure of our Services business and the restructuring plan announced in May 2009 to structurally change and improve the effectiveness of several of our product businesses. In June 2010, we announced and started implementing a new restructuring plan that will consolidate data centers, systems and tools to better position for growth our enterprise services business, which includes our infrastructure technology outsourcing, business process outsourcing and application services business units. See Note 7 to the Consolidated Condensed Financial Statements in Item 1 for further discussion of these restructuring plans and the associated restructuring charges.

  Investing for Growth

        We are investing some of the savings derived from our efficiency initiatives for growth. For example, we are increasing our sales coverage to better address the markets we cover, including further expansion in emerging markets such as China, India and Brazil. We are creating innovative new products and developing new channels to connect with our customers. In addition, we are expanding our portfolio of products and services that we can offer to our customers, both through acquisitions and through organic growth. A critical component of this strategy was our acquisition of Electronic Data Systems Corporation ("EDS") in August 2008, which has increased the size and breadth of our services business and enabled us to provide comprehensive IT product and services solutions to our customers. In addition, with the completion of the acquisition of 3Com Corporation ("3Com") in April 2010, we are accelerating our investments in networking. In July 2010, we completed the acquisition of Palm, Inc. ("Palm"), which enhances our ability to participate more aggressively in the growing smartphone and connected mobile device markets.

  Leveraging our Portfolio and Scale

        We now offer one of the IT industry's broadest portfolios of products and services, and we leverage that portfolio to our strategic advantage. For example, in our enterprise business, we are able to provide servers, storage and networking products packaged with services that can be delivered to customers in the manner of their choosing, be it in-house, outsourced or as a service via the Internet. Our portfolio of management software completes the package by allowing our customers to manage their IT operations in an efficient and cost-effective manner. In addition, we are working to optimize our supply chain by eliminating complexity, reducing fixed costs, and leveraging our scale to ensure the availability of components at favorable prices even during shortages. We are also expanding our use of industry standard components in our enterprise products to further leverage our scale.

        The following provides an overview of our key financial metrics in the third quarter and first nine months of fiscal 2010 and demonstrates how our execution has translated into financial performance:

		HP Enterprise Business
	HP(1) Consolidated	Services	ESS	HP Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Three Months Ended July 31
Net revenue	$30,729	$8,609	$4,449	$863	$13,921	$9,918	$6,167	$764
Year-over-year net revenue % increase	11.4%	1.0%	19.1%	1.9%	6.3%	17.5%	9.0%	14.0%
Earnings from operations	$2,323	$1,366	$549	$183	$2,098	$469	$1,040	$72
Earnings from operations as a % of net revenue	7.6%	15.9%	12.3%	21.2%	15.1%	4.7%	16.9%	9.4%
Net earnings	$1,773
Net earnings per share
Basic	$0.76
Diluted	$0.75
Nine Months Ended July 31
Net revenue	$92,755	$25,972	$13,382	$2,612	$41,966	$30,458	$18,769	$2,238
Year-over-year net revenue % increase	10.7%	0.8%	20.1%	0.3%	6.2%	19.7%	6.9%	14.9%
Earnings from operations	$8,184	$4,112	$1,672	$512	$6,296	$1,464	$3,192	$208
Earnings from operations as a % of net revenue	8.8%	15.8%	12.5%	19.6%	15.0%	4.8%	17.0%	9.3%
Net earnings	$6,223
Net earnings per share
Basic	$2.66
Diluted	$2.60

(1)
Includes Corporate Investments and eliminations.

        Cash and cash equivalents at July 31, 2010 totaled $14.7 billion, an increase of $1.4 billion from the October 31, 2009 balance of $13.3 billion. The increase for the first nine months of fiscal 2010 was due primarily to $8.8 billion of cash provided from operations, $3.8 billion of proceeds from the net issuance of debt and $2.5 billion of proceeds related to issuance of common stock under employee stock plans, the effect of which was partially offset by $7.1 billion of cash used to repurchase common stock, $4.0 billion of net cash paid for business acquisitions and $2.5 billion of net investment in property, plant and equipment.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Except for the changes in business combination accounting policies as illustrated below, management believes that there have been no other significant changes during the nine months ended July 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

        In fiscal 2010, we adopted a new accounting standard related to business combinations. We have included the results of operations of the businesses that we acquired in fiscal 2010 in our consolidated results as of the date of the acquisition. We allocate the purchase price of our acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, HP will record a charge for the value of the related intangible asset to HP's Consolidated Statement of Earnings in the period it is abandoned. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and expensed as incurred. Measurement period adjustments that HP determines to be material will be applied retrospectively to the period of acquisition in HP's consolidated financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

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

RESULTS OF OPERATIONS

        Set forth below is an analysis of our financial results comparing the three and nine months ended July 31, 2010 to the three and nine months ended July 31, 2009. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2010		2009		2010		2009
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$30,729	100.0%	$27,585	100.0%	$92,755	100.0%	$83,775	100.0%
Cost of sales(1)	23,402	76.2%	21,031	76.2%	71,065	76.6%	64,049	76.5%

Gross profit	7,327	23.8%	6,554	23.8%	21,690	23.4%	19,726	23.5%
Research and development	742	2.4%	667	2.4%	2,145	2.3%	2,115	2.5%
Selling, general and administrative	3,154	10.2%	2,874	10.5%	9,150	9.9%	8,647	10.3%
Amortization of purchased intangible assets	383	1.3%	379	1.4%	1,060	1.1%	1,171	1.4%
In-process research and development charges	—	—	—	—	—	—	6	—
Restructuring charges	598	1.9%	362	1.3%	909	1.0%	602	0.7%
Acquisition-related charges	127	0.4%	59	0.2%	242	0.3%	182	0.2%

Earnings from operations	2,323	7.6%	2,213	8.0%	8,184	8.8%	7,003	8.4%
Interest and other, net	(134)	(0.5)%	(177)	(0.6)%	(424)	(0.4)%	(589)	(0.7)%

Earnings before taxes	2,189	7.1%	2,036	7.4%	7,760	8.4%	6,414	7.7%
Provision for taxes	416	1.3%	365	1.3%	1,537	1.7%	1,166	1.4%

Net earnings	$1,773	5.8%	$1,671	6.1%	$6,223	6.7%	$5,248	6.3%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of the weighted net revenue change were as follows:

	Three months ended July 31, 2010	Nine months ended July 31, 2010
	Percentage Points
Personal Systems Group	5.4	6.0
Enterprise Storage and Servers	2.6	2.7
Imaging and Printing Group	1.8	1.4
Corporate Investments/Other	0.9	—
Services	0.3	0.2
HP Financial Services	0.3	0.4
HP Software	0.1	—

Total HP	11.4	10.7

        For the three and nine months ended July 31, 2010, total HP net revenue increased 11.4% and 10.7%, respectively (10.6% and 8.1%, respectively, on a constant currency basis). U.S. net revenue increased 8.7% to $11.2 billion for the third quarter of fiscal 2010, while net revenue from outside of the United States increased 13.0% to $19.5 billion. U.S. net revenue increased 7.9% to $32.7 billion for the first nine months of fiscal 2010, while net revenue from outside of the United States increased 12.3% to $60.1 billion. As reflected in the table above, the PSG segment was the largest contributor to HP net revenue growth as a result of balanced growth across all regions. An analysis of the change in net revenue for each business segment is included under "Segment Information" below.

Gross Margin

        Total HP gross margin was flat for the three months ended July 31, 2010 and decreased by 0.1 percentage points for the nine months ended July 31, 2010. The decline was a result of strong growth in personal computer and printer hardware revenues that have lower gross margins, the effect of which was partially offset by cost improvements in services.

        Services gross margin increased for the three and nine months ended July 31, 2010 due primarily to the continued focus on cost structure improvements, including delivery efficiencies and cost controls in our technology services business, and EDS-related acquisition synergies.

        ESS gross margin decreased for the three and nine months ended July 31, 2010 due primarily to strength in industry standard servers ("ISS"), the effect of which was partially offset by lower product costs and strong volume.

        HP Software gross margin increased for the three and nine months ended July 31, 2010 due primarily to a higher license and support mix, the effect of which was partially offset by a reduced services gross margin rate.

        PSG gross margin declined for the three and nine months ended July 31, 2010 primarily as a result of higher component costs, the effect of which was partially offset by lower warranty and logistics expenses.

        IPG gross margin remained flat for the three months ended July 31, 2010 and decreased for the nine months ended July 31, 2010. The gross margin decline was due primarily to a higher mix of hardware and a correspondingly lower mix of supplies, the effect of which was partially offset by cost savings associated with our ongoing efforts to optimize our supply chain.

        HPFS gross margin increased for the three and nine months ended July 31, 2010 primarily as a result of higher portfolio margins due to favorable financing conditions, the effect of which was partially offset by higher bad debt expenses.

        Corporate Investments gross margin increased for the three and nine months ended July 31, 2010 primarily as a result of the impact from the 3Com acquisition along with lower product costs for our network infrastructure products.

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense increased in the three and nine months ended July 31, 2010 due primarily to additional expenses from acquired companies. For the three months ended July 31, 2010, R&D expense as a percentage of net revenue decreased for ESS, PSG, HP Software and Corporate Investments, and was flat for Services and IPG. For the nine months ended July 31, 2010, R&D expense as a percentage of net revenue decreased for ESS, PSG and Corporate Investments, increased for Services and was flat for IPG and HP Software.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense increased in the three and nine months ended July 31, 2010 due primarily to higher field selling and marketing costs as a result of our investments in sales resources to grow revenue. For the three months ended July 31, 2010, SG&A expense as a percentage of net revenue decreased for ESS, Services, PSG and HP Software, increased for Corporate Investments and was flat for IPG and HPFS even as we invested in incremental sales resources across the segments. For the nine months ended July 31, 2010, SG&A expense as a percentage of net revenue decreased for each of our segments except for IPG, which experienced an increase.

  Amortization of Purchased Intangible Assets

        Amortization expense increased slightly for the three months ended July 31, 2010 and decreased for the nine months ended July 31, 2010. The slight increase for the three months ended July 31, 2010 was due to amortization expenses related to the Palm and 3Com acquisitions in July and April 2010, respectively. The decrease for the nine months ended July 31, 2010 was due primarily to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods.

  Restructuring Charges

        Restructuring charges for the three months ended July 31, 2010 were $598 million. These charges included $520 million of severance and facility costs related to our enterprise services restructuring plan, $40 million and $2 million of severance and facility costs associated with the Palm and 3Com restructuring plans, respectively, and $36 million of facility and severance costs related to our fiscal 2008 restructuring plan. Restructuring charges for the nine months ended July 31, 2010 were $909 million. These charges included $520 million of severance and facility costs related to our 2010 enterprise services restructuring plan, $328 million of severance and facility costs related to our fiscal 2008 restructuring plan, $40 million and $17 million of severance and facility costs associated with the Palm and 3Com restructuring plans, respectively, and $4 million of severance costs associated with our fiscal 2009 restructuring plan.

        Restructuring charges for the three months ended July 31, 2009 were $362 million. These charges included $67 million of severance and facility costs related to our fiscal 2008 restructuring plan and $295 million of severance costs associated with our fiscal 2009 restructuring plan. Restructuring charges for the nine months ended July 31, 2009 were $602 million, which included $310 million of severance and facility costs related to our fiscal 2008 restructuring plan, $295 million of severance cost related to our fiscal 2009 restructuring plan, and a reduction of $3 million related to adjustments to other restructuring plans.

        In addition to restructuring charges, as part of our ongoing business operations we incurred workforce rebalancing charges for severance and related costs within certain business segments during the first nine months of fiscal 2010 and 2009. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

  Acquisition-related Charges

        For the three and nine months ended July 31, 2010, we recorded acquisition-related charges of $127 million and $242 million, respectively, primarily for consulting and integration costs and costs of acquisitions associated with the 3Com, EDS and Palm acquisitions, as well as retention bonuses associated with the EDS acquisition.

        For the three and nine months ended July 31, 2009, we recorded acquisition-related charges of $59 million and $182 million, respectively. These charges were related primarily to consulting and integration costs, as well as retention bonuses associated with the EDS acquisition.

Interest and Other, Net

        For the three and nine months ended July 31, 2010, interest and other, net improved by $43 million and $165 million, respectively. The improvement for the three months ended July 31, 2010 was driven primarily by lower interest expenses on debt balances due to lower interest rates and a value-added tax refund. The improvement for the nine months ended July 31, 2010 was driven primarily by lower currency losses on balance sheet remeasurement items, lower interest expenses due to lower average debt balances and a value-added tax refund, the effect of which was partially offset by an increase to our litigation accruals and lower interest income as a result of lower interest rates.

Provision for Taxes

        Our effective tax rate was 19.0% and 17.8% for the three months ended July 31, 2010 and July 31, 2009, respectively, and 19.8% and 18.1% for the nine months ended July 31, 2010 and July 31, 2009, respectively. Our effective tax rate increased due to a decline in the percentage of total earnings earned in lower tax jurisdictions and a decline in discrete tax benefits relative to consolidated pretax earnings. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. We have not provided U.S. taxes for all of such earnings because we plan to reinvest some of those earnings indefinitely outside the United States.

        In the three and nine months ended July 31, 2010, we recorded discrete items with a net tax benefit of $236 million and $375 million, respectively, decreasing the effective tax rate. These amounts included net tax benefits of $206 million and $340 million, respectively, from restructuring and acquisition charges; and net tax benefits of $30 million and $35 million, respectively, associated with adjustments to prior year foreign income tax accruals and credits, settlement of tax audit matters, valuation allowance releases, and other miscellaneous discrete items.

        In the three and nine months ended July 31, 2009, we recorded discrete items with a net tax benefit of $273 million and $411 million respectively, decreasing the effective tax rate. These amounts included net tax benefits of $128 million and $248 million, respectively, from restructuring and acquisition charges; and net tax benefits of $145 million and $163 million, respectively, associated with a net tax benefit of $141 million for the adjustment to estimated fiscal 2008 tax accruals upon filing the 2008 U.S. federal income tax return, and other miscellaneous discrete items that resulted in a net tax benefit of $4 million and $22 million for the three and nine months ended July 31, 2009, respectively.

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

Services

	Three months ended July 31
	2010	2009	% Increase
	In millions
Net revenue	$8,609	$8,520	1.0%
Earnings from operations	$1,366	$1,302	4.9%
Earnings from operations as a % of net revenue	15.9%	15.3%

	Nine months ended July 31
	2010	2009	% Increase
	In millions
Net revenue	$25,972	$25,767	0.8%
Earnings from operations	$4,112	$3,600	14.2%
Earnings from operations as a % of net revenue	15.8%	14.0%

        The components of the weighted net revenue increase by business unit were as follows:

	Three months ended July 31, 2010	Nine months ended July 31, 2010
	Percentage Points
Application services	0.7	(0.4)
Infrastructure technology outsourcing	0.5	1.6
Business process outsourcing	0.1	(0.1)
Technology services	(0.3)	(0.3)

Total Services	1.0	0.8

        Services net revenue increased 1.0% (1.0% when adjusted for currency) and 0.8% (decreased 2.5% when adjusted for currency) for the three and nine months ended July 31, 2010, respectively. Net revenue in application services increased by 4.1% for the three months ended July 31, 2010 and declined by 2.0% for the nine months ended July 31, 2010, respectively. The revenue increase for the three months ended July 31, 2010 was driven both by new signings and by expansion projects from the installed base. The revenue decline for the nine months ended July 31, 2010 was primarily due to market conditions and existing contract completion, the effect of which was partially offset by new business. Net revenue in infrastructure technology outsourcing increased by 1.1% and 3.3% for the three and nine months ended July 31, 2010, respectively. The revenue increase for both periods was due to growth in data center services and networking services. Net revenue in business process outsourcing increased by 1.1% and declined by 0.7% for the three and nine months ended July 31, 2010, respectively. The revenue increase for the three months ended July 31, 2010 was driven by project growth and milestone achievement, the effect of which was partially offset by existing contract completion. The revenue decline for the nine months ended July 31, 2010 was due primarily to economic conditions in certain industries with key clients. Net revenue in technology services declined by 1.0% and 0.9% for the three and nine months ended July 31, 2010, respectively. The revenue decline was primarily due to lower contract revenue tied to reduced levels of enterprise hardware sales in the prior-year period and market conditions in the current-year period, the effect of which was partially offset by growth in consulting services and a favorable currency impact.

        Services earnings from operations as a percentage of net revenue for the three and nine months ended July 31, 2010 increased by 0.6 percentage points and 1.8 percentage points, respectively.

Operating margin increased for both periods primarily due to continued focus on operating improvements and cost initiatives that favorably impacted the cost structure of our enterprise services business, delivery efficiencies and cost controls in our technology services business, as well as EDS-related acquisition synergies. Operating expense for both periods declined as a result of a continued focus on cost structure improvements.

Enterprise Storage and Servers

	Three months ended July 31
	2010	2009	% Increase
	In millions
Net revenue	$4,449	$3,735	19.1%
Earnings from operations	$549	$381	44.1%
Earnings from operations as a % of net revenue	12.3%	10.2%

	Nine months ended July 31
	2010	2009	% Increase
	In millions
Net revenue	$13,382	$11,141	20.1%
Earnings from operations	$1,672	$1,037	61.2%
Earnings from operations as a % of net revenue	12.5%	9.3%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2010	Nine months ended July 31, 2010
	Percentage Points
Industry standard servers	19.4	21.7
Storage	2.1	1.6
Business critical systems	(2.4)	(3.2)

Total ESS	19.1	20.1

        ESS net revenue increased 19.1% (17.3% when adjusted for currency) and 20.1% (16.3% when adjusted for currency) for the three and nine months ended July 31, 2010, respectively. ESS blades revenue increased 29% and 32% in the three and nine months ended July 31, 2010, respectively. ISS net revenue increased 31% and 36% in the three and nine months ended July 31, 2010, respectively, driven primarily by unit volume growth coupled with increased average unit prices due to improving market conditions and demand for the latest generation of ISS products. Storage net revenue increased 10% and 7% in the three and nine months ended July 31, 2010, respectively, driven primarily by accelerated growth in products related to our acquisition of Lefthand Networks, Inc., and solid performance in high-end disk products and storage networking products. In addition to the above factors, the storage net revenue increase in the three months ended July 31, 2010 was also driven by growth in our tape products. Business critical systems ("BCS") net revenue decreased 15% and 18% in the three and nine months ended July 31, 2010, respectively, due primarily to market conditions, competitive pressures, the timing of our new next generation integrity servers product launch and the planned phase-out of the PA-RISC server line.

        ESS earnings from operations as a percentage of net revenue increased by 2.1 and 3.2 percentage points for the three and nine months ended July 31, 2010, respectively, driven by decreases in operating expenses as a percentage of net revenue, the effect of which was partially offset by declines in gross margin. Operating expenses as a percentage of net revenue decreased as a result of operating leverage benefits from increased volume and cost controls. The gross margin decline in the three and nine months ended July 31, 2010 was due primarily to ISS strength, the effect of which was partially offset by lower product costs and strong volume.

HP Software

	Three months ended July 31
	2010	2009	% Increase
	In millions
Net revenue	$863	$847	1.9%
Earnings from operations	$183	$153	19.6%
Earnings from operations as a % of net revenue	21.2%	18.1%

	Nine months ended July 31
	2010	2009	% Increase
	In millions
Net revenue	$2,612	$2,605	0.3%
Earnings from operations	$512	$450	13.8%
Earnings from operations as a % of net revenue	19.6%	17.3%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2010	Nine months ended July 31, 2010
	Percentage Points
Business technology optimization	2.1	1.2
Other software	(0.2)	(0.9)

Total HP Software	1.9	0.3

        HP Software net revenue increased 1.9% (0.3% when adjusted for currency) and 0.3% (decreased by 2.5% when adjusted for currency) for the three and nine months ended July 31, 2010, respectively, due to growth in business technology optimization, information management and business intelligence, which was offset by weakness in sales of communication and media solutions. For both periods, license and support revenue increased while services revenue declined. For the three and nine months ended July 31, 2010, net revenue from business technology optimization increased 3% and 2%, respectively, due to growth in license and support renewals. Net revenue from our other software businesses decreased 1% and 3% for the three and nine months ended July 31, 2010, respectively, due to a decline in revenue from sales of communication and media solutions resulting from market conditions in the Asia Pacific region. Revenue increased in information management due to increases in license and support revenue. Revenue increased in business intelligence solutions as a result of increases in support and services.

        For the three and nine months ended July 31, 2010, HP Software earnings from operations as a percentage of net revenue increased by 3.1 and 2.3 percentage points, respectively. The operating margin improvement for the three and nine months ended July 31, 2010 was due primarily to an increase in gross margin resulting from a higher license and support mix, the effect of which was partially offset by a reduced services gross margin rate. The decrease in operating expenses as a percentage of net revenue for the three months ended July 31, 2010 was due primarily to lower acquisition integration costs. The decrease in operating expenses as a percentage of net revenue for the nine months ended July 31, 2010 was due primarily to lower field selling and acquisition integration costs. Lower field selling costs were the result of lower headcount costs and lower commissions.

Personal Systems Group

	Three months ended July 31
	2010	2009	% Increase
	In millions
Net revenue	$9,918	$8,441	17.5%
Earnings from operations	$469	$387	21.2%
Earnings from operations as a % of net revenue	4.7%	4.6%

	Nine months ended July 31
	2010	2009	% Increase
	In millions
Net revenue	$30,458	$25,443	19.7%
Earnings from operations	$1,464	$1,201	21.9%
Earnings from operations as a % of net revenue	4.8%	4.7%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2010	Nine months ended July 31, 2010
	Percentage Points
Notebook PCs	5.9	9.9
Desktop PCs	9.8	8.6
Workstations	1.9	1.3
Other	0.1	0.2
Handhelds	(0.2)	(0.3)

Total PSG	17.5	19.7

        PSG revenue increased 17.5% (14.6% when adjusted for currency) and 19.7% (15.8% when adjusted for currency) for the three and nine months ended July 31, 2010, respectively. The revenue increases resulted from balanced growth across all regions. PSG unit volume and net revenue increased across all business units except the handhelds business unit for both the three and nine months ended July 31, 2010. Unit volume was up 12% and 19% for the three and nine months ended July 31, 2010, respectively. For the three and nine months ended July 31, 2010, net revenue for notebook PCs increased 10% and 17% while desktop PCs revenue increased 27% and 23%, respectively. For the three and nine months ended July 31, 2010, workstations revenue increased 54% and 37% while handhelds revenue declined 44% and 51%, respectively. For the three and nine months ended July 31, 2010, net revenue for consumer clients increased 12% and 21% while commercial client revenue increased 25% and 20%, respectively. Net revenue in Other increased 2% and 9% for the three and nine months ended July 31, 2010, respectively. The net revenue increase in Other for both periods was related primarily to increased sales of calculators and home servers. For the three months ended July 31, 2010, the favorable impact from unit increases on PSG net revenue was accompanied by a 5% increase in average selling prices ("ASPs"). ASPs were relatively flat for the nine months ended July 31, 2010.

        PSG earnings from operations as a percentage of net revenue increased 0.1 percentage points for the three and nine months ended July 31, 2010. The increase for both periods was driven by improvements in operating expenses as a percentage of net revenue, the effect of which was offset partially by a decline in gross margins. The decrease in operating expenses as a percentage of net revenue was due to effective cost controls and operating leverage benefits from increased volume. The decrease in gross margins was a result of higher component costs, the effect of which was partially offset by lower warranty and logistics expenses.

Imaging and Printing Group

	Three months ended July 31
	2010	2009	% Increase
	In millions
Net revenue	$6,167	$5,660	9.0%
Earnings from operations	$1,040	$960	8.3%
Earnings from operations as a % of net revenue	16.9%	17.0%

	Nine months ended July 31
	2010	2009	% Increase
	In millions
Net revenue	$18,769	$17,557	6.9%
Earnings from operations	$3,192	$3,139	1.7%
Earnings from operations as a % of net revenue	17.0%	17.9%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2010	Nine months ended July 31, 2010
	Percentage Points
Commercial hardware	5.4	2.9
Supplies	3.2	2.5
Consumer hardware	0.4	1.5

Total IPG	9.0	6.9

        IPG net revenue increased 9.0% (10.9% when adjusted for currency) and 6.9% (7.9% when adjusted for currency) for the three and nine months ended July 31, 2010, respectively, reflecting a continued improvement in market conditions. Net revenue for commercial hardware increased 28% and 15% in the three and nine months ended July 31, 2010, respectively. The net revenue increase in commercial hardware in the three months ended July 31, 2010 was due primarily to unit volume growth of 41% driven by improved product availability, the effect of which was partially offset by a decrease in the average revenue per unit. The net revenue increase in commercial hardware in the nine months ended July 31, 2010 was due primarily to unit volume growth of 15% driven by improved product availability. Supplies net revenue increased 5% and 4% in the three and nine months ended July 31, 2010, respectively, due primarily to increased printing which resulted in stronger supply usage. Net revenue for consumer hardware increased 4% and 13% in the three and nine months ended July 31, 2010, respectively. The net revenue increases in consumer hardware for both periods were driven primarily by unit volume growth of 8% and 13% in the three and nine months ended July 31, 2010, respectively.

        IPG earnings from operations as a percentage of net revenue decreased by 0.1 and 0.9 percentage points for the three and nine months ended July 31, 2010, respectively. The operating margin declines in both periods were due primarily to increases in operating expenses as a percentage of net revenue. The operating margin decline in the nine months ended July 31, 2010 was also due to a decline in gross margin. Gross margin remained flat in the three months ended July 31, 2010 and decreased in the nine months ended July 31, 2010. The gross margin decline in the first nine months of fiscal 2010 was due primarily to a higher mix of hardware and a correspondingly lower mix of supplies, the effect of which was partially offset by cost savings associated with our ongoing efforts to optimize our supply chain. The increases in operating expenses as a percentage of net revenue in the three and nine months ended July 31, 2010 were due primarily to increased marketing activities, the effect of which was partially offset by reduced administrative expenses.

HP Financial Services

	Three months ended July 31
	2010	2009	% Increase
	In millions
Net revenue	$764	$670	14.0%
Earnings from operations	$72	$53	35.8%
Earnings from operations as a % of net revenue	9.4%	7.9%

	Nine months ended July 31
	2010	2009	% Increase
	In millions
Net revenue	$2,238	$1,947	14.9%
Earnings from operations	$208	$140	48.6%
Earnings from operations as a % of net revenue	9.3%	7.2%

        For the three and nine months ended July 31, 2010, HPFS net revenue increased by 14.0% and 14.9%, respectively. For the three months ended July 31, 2010, the net revenue increase was due primarily to portfolio growth as a result of higher customer demand, a higher operating lease mix due to higher service-led financing volume, and higher remarketing sales and end-of-lease rentals activity. For the nine months ended July 31, 2010, the net revenue increase was due primarily to portfolio growth as a result of higher customer demand, a higher operating lease mix, higher end-of-lease rental and buyout activity, and favorable currency movements.

        For the three and nine months ended July 31, 2010, earnings from operations as a percentage of net revenue increased 1.5 percentage points and 2.1 percentage points, respectively, due to an increase in gross margin and a decrease in operating expenses as a percentage of revenue. For the three months ended July 31, 2010, the increase in gross margin was the result of higher portfolio margins due to favorable financing conditions and higher asset management margins associated with remarketing, end-of-lease and buyout activity, the effect of which was partially offset by higher bad debt expenses. For the nine months ended July 31, 2010, the gross margin increase was driven primarily by higher portfolio margins due to favorable financing conditions and higher end-of-lease margins, the effect of which was partially offset by higher bad debt expenses. For both periods, the decrease in operating expenses as a percentage of revenue was driven primarily by improved cost efficiencies.

Financing Originations

	Three months ended July 31		Nine months ended July 31
	2010	2009	2010	2009
	In millions
Total financing originations	$1,440	$1,392	$4,288	$3,674

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services and include intercompany activity, increased 3.4% and 16.7% in the three and nine months ended July 31, 2010, respectively. The increase was driven by higher financing associated with sales of HP products and services resulting from improved integration and engagement with HP's sales efforts.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	July 31, 2010	October 31, 2009
	In millions
Portfolio assets(1)	$10,658	$10,017

Allowance for doubtful accounts(2)	122	108
Operating lease equipment reserve	79	71

Total reserves	201	179

Net portfolio assets	$10,457	$9,838

Reserve coverage	1.9%	1.8%
Debt to equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of approximately $6.3 billion at July 31, 2010 and $6.1 billion at October 31, 2009 and net equipment under operating leases of $2.4 billion and $2.2 billion at July 31, 2010 and October 31, 2009, respectively, as disclosed in Note 10 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $800 million at July 31, 2010 and $700 million at October 31, 2009 and intercompany leases of approximately $1.2 billion at July 31, 2010 and $1.0 billion at October 31, 2009, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Net portfolio assets at July 31, 2010 increased 6.3% from October 31, 2009. The increase resulted from higher levels of financing originations during the first nine months of fiscal 2010. The overall reserve coverage ratio increased as a percentage of the portfolio assets.

        For the three and nine months ended July 31, 2010, HPFS recorded write-offs, net of recoveries, of $16 million and $58 million, respectively. For the comparable periods of fiscal 2009, write-offs, net of recoveries, were $10 million and $33 million, respectively.

Corporate Investments

	Three months ended July 31
	2010	2009	% Increase
	In millions
Net revenue	$607	$193	214.5%
Earnings (loss) from operations	$83	$(10)	n/a
Earnings (loss) from operations as a % of net revenue	13.7%	(5.2)%

	Nine months ended July 31
	2010	2009	% Increase
	In millions
Net revenue	$1,158	$577	100.7%
Earnings (loss) from operations	$114	$(48)	n/a
Earnings (loss) from operations as a % of net revenue	9.8%	(8.3)%

        Net revenue in Corporate Investments relates primarily to network infrastructure products sold under the "ProCurve Networking," "3Com" and "TippingPoint" Brands. For the three and nine months ended July 31, 2010, revenue from ProCurve Networking increased 41.6% and 28.5%, respectively, driven by improved market demand and continued investment in sales coverage. The revenue increase in Corporate Investments was also due to revenues resulting from the acquisition of 3Com, which HP completed in April 2010.

        Corporate Investments reported positive earnings from operations for the three and nine months ended July 31, 2010 due primarily to higher earnings from operations generated by network infrastructure products. Gross margin rate in Corporate Investments for the three and nine months ended July 31, 2010 increased primarily as a result of the impact from the 3Com acquisition along with lower product costs in the sale of network infrastructure products, the effect of which was partially offset by increased competitive pressure. The earnings from operations in Corporate Investments for both periods were also impacted by expenses carried in the segment associated with corporate development, global alliances and HP Labs; such expenses increased slightly for the three months ended July 31, 2010 and declined for the nine months ended July 31, 2010.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Nine months ended July 31
	2010	2009
	In millions
Net cash provided by operating activities	$8,771	$9,946
Net cash used in investing activities	(6,293)	(2,698)
Net cash used in financing activities	(1,039)	(3,880)

Net increase in cash and cash equivalents	$1,439	$3,368

Operating Activities

        Compared to the corresponding period in 2009, net cash provided by operating activities decreased by approximately $1.2 billion for the nine months ended July 31, 2010. The decrease was due primarily to the buildup in inventory along with a smaller reduction of accounts and financing receivables, the impact of which was partially offset by lower reduction in accounts payable along with an increase in net earnings.

        Our key working capital metrics are as follows:

	Three months ended July 31
	2010	2009
Days of sales outstanding in accounts receivable	46	48
Days of supply in inventory	28	25
Days of purchases outstanding in accounts payable.	(57)	(55)

Cash conversion cycle	17	18

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

        The decrease in DSO was due primarily to increased customer usage of cash discounts and better collections as a result of improved revenue linearity across the quarter. The increase in DOS was due to higher inventory levels in our product businesses at July 31, 2010. The increase in DPO was due primarily to purchasing linearity, increased inventory levels, accounts payable management and the timing of cash payments. These changes contributed to the decrease in the cash conversion cycle for the three months ended July 31, 2010.

Investing Activities

        Compared to the corresponding period in fiscal 2009, net cash used in investing activities increased by approximately $3.6 billion for the nine months ended July 31, 2010 due primarily to cash payments made in connection with the 3Com and Palm acquisitions.

Financing Activities

        Compared to the corresponding period in fiscal 2009, net cash used in financing activities decreased by approximately $2.8 billion for the nine months ended July 31, 2010. The decrease was due primarily to an increase in the issuance of debt and the cash received as a result of more issuances of common stock under employee stock plans, the impact of which was partially offset by increased repurchases of common stock.

        For more information on our share repurchase programs, see Note 14 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

CAPITAL RESOURCES

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital, and targeted capital structure. Outstanding borrowings increased to $20.0 billion as of July 31, 2010 as compared to $15.8 billion at October 31, 2009, bearing weighted average interest rates of 2.2% and 2.7%, respectively. During the first nine months of fiscal 2010, we issued $26.4 billion and repaid $21.5 billion of commercial paper. As of July 31, 2010, we had $106 million in total borrowings collateralized by certain financing receivable assets. On September 8, 2010, we commenced an offering of $3 billion of U.S. Dollar Global Notes under the 2009 Shelf Registration Statement. The Global Notes included floating and fixed rate notes at market rates with maturities ranging from two to five years from the date of issuance. The offering is expected to be completed on September 13, 2010.

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

Available Borrowing Resources

        At July 31, 2010, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At July 31, 2010
In millions
2009 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	$11,300
Uncommitted lines of credit(1)	$1,500
Revolving trade receivables-based facilities(2)	$209

(1)
For more information on our available borrowings resources, see Note 12 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

(2)
For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. The ratings as of July 31, 2010 were:

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

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2010, we are not involved in any material unconsolidated SPEs.

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

        HP's stock price, like that of other technology companies, can be volatile. Some of the factors that could affect our stock price are:

  •
  speculation in the press or investment community about, or actual changes in, our business, strategic position, market share, organizational structure, operations, financial condition, financial reporting and results, effectiveness of cost cutting efforts, value or liquidity of our investments, exposure to market volatility, prospects, business combination or investment transactions, or executive team, which speculation may be more pronounced due to the pending search for a permanent chief executive officer;

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

        Sales outside the United States make up approximately 63% of our net revenue. In addition, an increasing portion of our business activity is being conducted in emerging markets, including Brazil, Russia, India and China. Our future revenue, gross margin, expenses and financial condition could suffer due to a variety of international factors, including:

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

        As approximately 63% of our sales are from countries outside of the United States, other currencies, particularly the euro, the British pound, Chinese Yuan Renminbi and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. The effectiveness of our hedges depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. As a result, we could incur significant losses from our hedging activities if our forecasts are incorrect. In addition, our hedging activities may be ineffective or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. For example, as discussed in Note 16 to the Consolidated Condensed Financial Statements, the German Public Prosecutor's Office, the U.S. Department of Justice and the SEC have been investigating allegations that certain current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between a former subsidiary of HP and the Chief Public Prosecutor's Office of the Russian Federation. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business and reputation.

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

  •
  Some of our outsourcing services agreements contain pricing provisions that permit a client to request a benchmark study by a mutually acceptable third party. The benchmarking process typically compares the contractual price of our services against the price of similar services offered by other specified providers in a peer comparison group, subject to agreed upon adjustment and normalization factors. Generally, if the benchmarking study shows that our pricing has a difference outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith any appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services performed after the implementation of those pricing adjustments, which could decrease the revenues and profitability of our IT services business.

If we fail to comply with our customer contracts or government contracting regulations, our revenue could suffer.

        Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. In addition, we have in the past been, and may in the future be, subject to qui tam litigation brought by private individuals on behalf of the government relating to our government contracts, which could include claims for up to treble damages. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts. If our customer contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, we could suffer a material reduction in expected revenue.

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

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, President Obama's administration has announced proposals for other U.S. tax legislation that, if adopted, could adversely affect our tax rate. There are also other tax proposals that have been introduced or that are being considered by the United States Congress that could affect our tax rate and the carrying value of deferred tax assets. Any of these changes could affect our profitability.

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

        In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. Hiring and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. We are currently undertaking a search for a permanent chief executive officer, which is a critical management position. The transition to a permanent chief executive officer may be disruptive to our business and, during the transition period, there may be uncertainty among investors and others concerning our future direction and performance. In addition, we must keep employees focused on

HP's strategies and goals, which may be more difficult due to that uncertainty. It also may be more difficult for us to recruit and retain other personnel until a permanent chief executive officer is identified. The failure to successfully hire a chief executive officer or other executives and key employees or the loss of any additional executives and key employees could have a significant impact on our operations.

Changes to our compensation and benefit programs could adversely affect our ability to attract and retain employees.

        Like other companies, HP has implemented changes to its compensation and benefit programs intended to reduce fixed costs, create a high performance culture at all levels and provide an opportunity for employees to earn significant rewards if HP delivers strong financial results. These changes included reducing base pay for many employees; lowering the cap on matching contributions under the HP 401(k) Plan; making the funding of the HP 401(k) Plan matching contributions fully discretionary depending on quarterly business results; and eliminating the purchase price discount for shares purchased under the HP Share Ownership Plan, all of which were announced in February 2009. HP also has reduced the total number of share-based payment awards granted to employees and the number of employees who receive share-based payment awards. Due to these changes in our compensation and benefit programs, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business. Moreover, any difficulty relating to obtaining stockholder approval of equity compensation plans could limit our ability to grant share-based payment awards to employees in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1
(May 2010)	13,804	$48.37	13,804	$6,775,886
Month #2
(June 2010)	19,212	$46.76	19,212	$5,877,512
Month #3
(July 2010)	22,178	$45.21	22,178	$4,874,789

Total	55,194	$46.54	55,194

        HP repurchased shares in the third quarter of fiscal 2010 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the third quarter of fiscal 2010 were purchased in open market transactions.

        As of July 31, 2010, HP had remaining authorization of $4.9 billion for future share repurchases under the $8.0 billion repurchase authorization approved by HP's Board of Directors on November 19, 2009.

        On August 29, 2010, HP's Board of Directors authorized an additional $10.0 billion for future share repurchases.

Item 6. Exhibits.

        The Exhibit Index beginning on page 94 of this report sets forth a list of exhibits.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Authorized Signatory)

Date: September 9, 2010

 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective August 6, 2010.	8-K	001-04423	3.1	August 6, 2010
4(a)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(h)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(i)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(j)	Form of Registrant's Floating Rate Global Note due May 27, 2011, 2.25% Global Note due May 27, 2011 and 2.95% Global Note due August 15, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	May 28, 2009
4(k)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
9	None.
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(s)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(t)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(u)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(v)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(w)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(x)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(y)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(z)
	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(a)(a)	June 8, 2007
10(a)(a)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(b)(b)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(c)(c)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(d)(d)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(e)(e)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(f)(f)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(g)(g)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(h)(h)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(i)(i)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
10(k)(k)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(l)(l)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(m)(m)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(n)(n)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(o)(o)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(p)(p)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(q)(q)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(r)(r)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(s)(s)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(t)(t)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(u)(u)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(v)(v)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(w)(w)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(x)(x)	December 18, 2008
10(x)(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(y)(y)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(z)(z)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(a)(a)(a)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(b)(b)(b)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(c)(c)(c)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(d)(d)(d)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.§

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.SCH	XBRL Taxonomy Extension Schema Document.§
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.§
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.§
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.§

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