Form 10-K
period 2010-10-31
HEWLETT PACKARD CO
filed 2010-12-15
CIK 47217

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates was $121,784,010,000 based on the last sale price of common stock on April 30, 2010.

          The number of shares of HP common stock outstanding as of November 30, 2010 was 2,190,425,610 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2010 are incorporated by reference into Part III of this Report.	III

Hewlett-Packard Company

Form 10-K

For the Fiscal Year Ended October 31, 2010

Forward-Looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, benefit obligations, share repurchases, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of cost reduction programs and restructuring plans; any statements concerning the expected development, performance or market share relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic and geopolitical trends and events; the competitive pressures faced by HP's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers and partners; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; integration and other risks associated with business combination and investment transactions; the hiring and retention of key employees; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of cost reduction programs and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of this report, and that are otherwise described or updated from time to time in HP's Securities and Exchange Commission reports. HP assumes no obligation and does not intend to update these forward-looking statements.

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

  •
  enterprise information technology infrastructure, including enterprise storage and server technology, networking products and solutions, information management software and software that optimizes business technology investments;

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

HP Products and Services; Segment Information

        Our operations are organized into seven business segments: Services, Enterprise Storage and Servers ("ESS"), HP Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS"), and Corporate Investments. Services, ESS and HP Software are reported collectively as a broader HP Enterprise Business. While the HP Enterprise Business is not an operating segment, we sometimes provide financial data aggregating the segments within it in order to provide a supplementary view of our business. In each of the past three fiscal years, notebooks, desktops and printing supplies each accounted for more than 10% of our consolidated net revenue. In fiscal 2009 and 2010, infrastructure technology outsourcing also accounted for more than 10% of our consolidated net revenue.

        A summary of our net revenue, earnings from operations and assets for our segments and business units is found in Note 19 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Risk Factors" in Item 1A, which is incorporated herein by reference.

HP Enterprise Business

        The HP Enterprise Business provides servers, storage, software and information technology ("IT") services that enable enterprise and midmarket business customers to better manage their current IT environments and transform IT into a business enabler. HP Enterprise Business products, software and services help accelerate growth, minimize risk and reduce costs to optimize the business value of customers' IT investments. Companies around the globe leverage HP's infrastructure solutions to deploy next generation data centers and address business challenges ranging from compliance to business continuity. The HP Enterprise Business's modular IT systems and services are primarily standards-based and feature differentiated technologies in areas including power and cooling, unified management, security, virtualization and automation. Each of the three financial reporting segments within the HP Enterprise Business are described in detail below.

Services

        Services provides consulting, outsourcing and technology services across infrastructure, applications and business process domains. Services delivers to its clients by leveraging investments in consulting and support professionals, infrastructure technology, applications, standardized methodologies, and global supply and delivery. Our services businesses also create opportunities for us to sell additional hardware units by offering solutions that encompass both products and services. Services is divided into four main business units: infrastructure technology outsourcing, technology services, applications services and business process outsourcing.

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

        Application Services.    Applications services help clients revitalize and manage their applications assets through flexible, project-based, consulting services and longer-term outsourcing contracts. These full life cycle services encompass application development, testing, modernization, system integration, maintenance and management. Applications projects open doors to new infrastructure technology outsourcing and business process outsourcing opportunities and represent attractive cross-selling opportunities to current HP clients.

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

        Industry Standard Servers.    Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily Windows®, Linux and Novell operating systems and leverage Intel Corporation ("Intel") and Advanced Micro Devices ("AMD") processors. The business spans a range of product lines that include pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of server blades. In fiscal 2010, HP's industry standard server business continued to lead the industry in terms of units shipped and revenue. HP also has a leadership position in server blades, the fastest growing segment of the market.

        Business Critical Systems.    Business Critical Systems include HP Integrity servers based on the Intel® Itanium®-based processor that run HP-UX, Windows and OpenVMS operating systems, as well as fault-tolerant HP Integrity NonStop solutions. Business Critical Systems also include HP's scale-up x86 ProLiant servers with more than four processors. In addition, HP continues to support the HP9000 servers and HP AlphaServers with compelling offers available to upgrade these legacy systems to current HP Integrity systems. During 2010, we introduced new Integrity blade servers and the Superdome 2 server solution based on the BladeSystem architecture.

        Storage.    HP's StorageWorks offerings include entry-level, mid-range and high-end arrays, storage area networks, network attached storage, storage management software and virtualization technologies, as well as StoreOnce data deduplication solutions, tape drives, tape libraries and optical archival storage.

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

        Commercial PCs.    Commercial PCs are optimized for commercial uses, including enterprise and small-and medium- sized business ("SMB") customers, and for connectivity and manageability in networked environments. Commercial PCs include HP Compaq, HP Pro and HP Elite lines of business desktops and notebooks, as well as the All in One TouchSmart and Omni PCs, HP Mini-Note PCs, HP Blade PCs, Retail POS systems and HP TwinClients.

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

        Handheld Computing.    PSG provides a series of HP iPAQ Pocket PC handheld computing devices that run on Windows Mobile® software. These products range from basic PDAs to advanced "smartphone" devices with voice and data capability.

Imaging and Printing Group

        IPG provides consumer and commercial printer hardware, printing supplies, printing media and scanning devices. IPG is also focused on imaging solutions in the commercial markets. These solutions range from managed print services solutions to addressing new growth opportunities in commercial printing and capturing high-value pages in areas such as industrial applications, outdoor signage, and the graphic arts business.

        Inkjet and Web Solutions. Inkjet and web solutions include HP's consumer and SMB inkjet solutions (hardware, supplies, and media) and HP's retail and web businesses. These solutions include single function and all-in-one inkjet printers targeted toward consumers and SMBs as well as retail publishing solutions, Snapfish, and Logoworks.

        LaserJet and Enterprise Solutions. LaserJet and enterprise solutions include LaserJet printers and supplies, multi-function printers ("MFDs"), scanners, and enterprise software solutions such as Exstream Software and Web Jetadmin.

        Managed Enterprise Solutions. Managed enterprise solutions include managed print services products and solutions delivered to enterprise customers partnering with third-party software providers to offer workflow solutions in the enterprise environment.

        Graphics Solutions. Graphics solutions include large format printing (Designjet and Scitex), large format supplies, WebPress supplies, Indigo printing, specialty printing systems and inkjet high-speed production solutions.

        Printer Supplies. Printer supplies include LaserJet toner and inkjet printer cartridges, graphic solutions ink products and other printing-related media.

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

Corporate Investments

        Corporate Investments includes Hewlett-Packard Laboratories, also known as HP Labs, network infrastructure products, mobile devices associated with the Palm acquisition, and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products, including Ethernet switch products that enhance computing and enterprise solutions under the ProCurve, 3Com and TippingPoint brands. The segment also includes certain video collaboration products sold under the brand "Halo," and Palm smartphones, which are targeted at the consumer segment and include the Pixi and Pre models running on the WebOS operating system. Corporate Investments also derives revenue from licensing specific HP technology to third parties.

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

  •
  independent software vendors ("ISVs") that provide their clients with specialized software products, and often assist us in selling our products and services to clients purchasing their products;

  •
  systems integrators that provide various levels and kinds of expertise in designing and implementing custom IT solutions and often partner with our services business to extend their expertise or influence the sale of our products and services; and

  •
  advisory firms that provide various levels of management and IT consulting, including some systems integration work, and that typically partner with our services business on client solutions that require our unique products and services.

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

        The HP Enterprise Business manages most of our enterprise and public sector customer relationships and also has primary responsibility for simplifying sales processes across our segments to improve speed and effectiveness of customer delivery. In this capacity, the HP Enterprise Business manages our direct sales for value products including UNIX®, enterprise storage and software and pre-sales technical consultants, as well as our direct distribution activities for commercial products and go-to-market activities with systems integrators and ISVs. The HP Enterprise Business also drives HP horizontal and vertical solutions through our own services arm and through the partners previously listed above. The HP Enterprise Business drives HP's vertical sales and marketing approach in the communication, media and entertainment, financial services, manufacturing and distribution and public sector industries.

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

Manufacturing and Materials

        We utilize a significant number of outsourced manufacturers ("OMs") around the world to manufacture HP-designed products. The use of OMs is intended to generate cost efficiencies and reduce time to market for HP-designed products. We use multiple OMs to maintain flexibility in our supply chain and manufacturing processes. In some circumstances, third-party OEMs manufacture products that we purchase and resell under the HP brand. In addition to our use of OMs, we currently manufacture a limited number of finished products from components and sub-assemblies that we acquire from a wide range of vendors.

        We utilize two primary methods of fulfilling demand for products: building products to order and configuring products to order. We employ building products to order capabilities to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations. Configuring products to order permits configuration of units to the particular hardware and software customization requirements of customers. Our inventory management and distribution practices in both building products to order and configuring products to order seek to minimize inventory holding periods by taking delivery of the inventory and manufacturing immediately prior to the sale or distribution of products to our customers.

        We purchase materials, supplies and product subassemblies from a substantial number of vendors. For most of our products, we have existing alternate sources of supply, or such sources are readily available. However, we do rely on sole sources for laser printer engines, LaserJet supplies and parts for products with short life cycles (although some of these sources have operations in multiple locations in the event of a disruption). We are dependent upon Intel as a supplier of processors and Microsoft for various software products. However, we believe that disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors. For processors, we also have a relationship with AMD, and we have continued to see solid acceptance of AMD processors in the market during fiscal 2010.

        Like other participants in the high technology industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our requirements for periods averaging 90 to 120 days. From time to time, we experience significant price volatility and supply constraints for certain components that are not available from multiple sources. Frequently, we are able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on gross margin but does not disrupt production. We also acquire component inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. See "Risk Factors—We depend on third-party suppliers, and our revenue and gross margin could suffer if we fail to manage suppliers properly," in Item 1A, which is incorporated herein by reference.

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

        A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 19 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Approximately 65% of our overall net revenue in fiscal 2010 came from outside the United States. The substantial majority of our net revenue originating outside the United States was from customers other than foreign governments.

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

        Expenditures for research and development were $3.0 billion in fiscal 2010, $2.8 billion in fiscal 2009 and $3.5 billion in fiscal 2008. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position.

        For a discussion of risks attendant to our research and development activities, see "Risk Factors—If we cannot continue to develop, manufacture and market products and services that meet customer requirements for innovation and quality, our revenue and gross margin may suffer," in Item 1A, which is incorporated herein by reference.

Patents

        Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position. At October 31, 2010, our worldwide patent portfolio included over 37,000 patents, which represents an increase over the number of patents in our patent portfolio at the end of both fiscal 2009 and fiscal 2008.

        Patents generally have a term of twenty years from the time they are filed. As our patent portfolio has been built over time, the remaining terms on the individual patents vary. We believe that our patents and applications are important for maintaining the competitive differentiation of our products and services, enhancing our ability to access technology of third parties, and maximizing our return on research and development investments. No single patent is in itself essential to us as a whole or any of our principal business segments.

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

        The competitive environments in which each segment operates are described below:

        Enterprise Storage and Servers.    The areas in which ESS operates are intensely competitive and are characterized by rapid and ongoing technological innovation and price reductions. Our competitors range from broad solution providers such as International Business Machines Corporation ("IBM") to more focused competitors such as EMC Corporation and NetApp, Inc. in storage and Dell, Inc. in industry standard servers. We believe that our important competitive advantages in this segment include the six technology components of our converged infrastructure initiatives: IT systems, power and cooling, security, management, virtualization and automation. We believe that our competitive advantages also include our global reach and our significant intellectual property portfolio and research and development capabilities, which will contribute to further enhancements of our product and service offerings and our ability to cross-sell our portfolio and leverage scale advantages in everything from brand to procurement leverage.

        Services.    Our service businesses including HP Enterprise Services and Technology Services compete in IT support services, consulting and integration, infrastructure technology outsourcing, business process outsourcing and application services. The IT support services and consulting and integration markets have been under significant pressure as our customers have reduced their IT budgets. However, this trend has benefited the outsourcing services business as customers drive toward lower IT management costs to enable more strategic investments. Our competitors include IBM Global Services, Computer Sciences Corporation, systems integration firms such as Accenture Ltd. and offshore companies such as Fujitsu Limited and India-based competitors Wipro Limited. Infosys Technologies Limited and Tata Consultancy Services Ltd. We also compete with other traditional hardware providers, such as Dell, which are increasingly offering services to support their products. Many of our competitors are able to offer a wide range of global services, and some of our competitors enjoy significant brand recognition. Our service businesses team with many companies to offer services, and those arrangements allow us to extend our reach and augment our capabilities. Our competitive advantages are evident in our deep technology expertise, which includes multi-vendor environments, virtualization and automation, our strong track record of collaboration with clients and partners, and the combination of our expertise in infrastructure management with skilled global resources in SAP, AG, Oracle Corporation and Microsoft Corporation platforms.

        HP Software.    The areas in which HP Software operates are fueled by rapidly changing customer requirements and technologies. We market enterprise IT management software in competition with IBM, CA, Inc. ("CAI"), BMC Software, Inc. and others. Our information management and business intelligence solutions compete with products from companies like Symantec Corporation, IBM, EMC, CAI, and Teradata Corporation. We also deliver communications and media solutions that compete with products from IBM and various other competitors. As new delivery mechanisms such as software-as-a-service come on the scene, we are also confronting less traditional competitors. Our differentiation lies in the breadth and depth of our software and services portfolio and the scope of our market coverage.

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

        Imaging and Printing Group.    The markets for printer hardware and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. IPG's key competitors include Canon U.S.A., Inc., Lexmark International, Inc., Xerox Corporation, Seiko Epson Corporation, Samsung Electronics Co., Ltd. and Brother Industries, Ltd. In addition, independent suppliers offer refill and remanufactured alternatives for our supplies which, although generally offering lower print quality and reliability, may be offered at lower prices and put pressure on our supplies sales and margins. Other companies also have developed and marketed new compatible cartridges for HP's laser and inkjet products, particularly in jurisdictions outside of the United States where adequate intellectual property protection may not exist. In recent years, we and our competitors have regularly lowered prices on printer hardware both to reach new customers and in response to the competitive environment. Important areas for future growth include printer-based multi-function devices in the office space, digital presses in our imaging and graphics space and driving color printing expansion in the office. We believe we will continue to provide important new contributions in the home, the office and publishing environments by providing comprehensive solutions.

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

        Many of our products are subject to various federal, state, local and foreign laws governing chemical substances in products and their safe use, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. Some of our products also are, or may in the future be, subject to requirements applicable to their energy consumption. In addition, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, and their energy efficiency, including requirements relating to climate change. We also are subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). In the event our products become non-compliant with these laws, they could be restricted from entering certain jurisdictions, and we could face other sanctions, including fines.

        Our operations and ultimately our products are expected to become increasingly subject to federal, state, local and foreign laws and regulations and international treaties relating to climate change. As these laws, regulations and treaties and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines. However, we believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that HP technology can be used address climate change and to facilitate compliance with these related laws, regulations and treaties.

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

Executive Officers:

Léo Apotheker; age 57; President and Chief Executive Officer

        Mr. Apotheker has served as President and Chief Executive Officer and as a member of the Board of Directors since November 2010. Previously, Mr. Apotheker served as Chief Executive Officer of SAP AG, a software company, from June 2009 until February 2010 after having served as co-Chief Executive Officer of SAP from April 2008 to May 2009. Prior to that, Mr. Apotheker served as worldwide Chairman of Customer Solutions and Operations for SAP from 2002 until April 2008.

Peter J. Bocian; age 56; Executive Vice President and Chief Administrative Officer

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

R. Todd Bradley; age 52; Executive Vice President, Personal Systems Group

        Mr. Bradley has served as Executive Vice President of HP's Personal Systems Group since June 2005.

Michael J. Holston; age 48; Executive Vice President, General Counsel and Secretary

        Mr. Holston has served as Executive Vice President and General Counsel since February 2007 and as Secretary since March 2007. Prior to that, he was a partner in the litigation practice at Morgan, Lewis & Bockius LLP, where, among other clients, he supported HP as external counsel on a variety of litigation and regulatory matters for more than ten years.

Vyomesh I. Joshi; age 56; Executive Vice President, Imaging and Printing Group

        Mr. Joshi has served as Executive Vice President of HP's Imaging and Printing Group since 2002. Mr. Joshi also is a director of Yahoo! Inc.

Catherine A. Lesjak; age 51; Executive Vice President and Chief Financial Officer

        Ms. Lesjak has served as Executive Vice President and Chief Financial Officer since January 2007. Ms. Lesjak served as HP's interim Chief Executive Officer from August 2010 until November 2010. Previously, she served as Senior Vice President from 2003 until December 2006 and as Treasurer from 2003 until March 2007.

Ann M. Livermore; age 52; Executive Vice President, HP Enterprise Business

        Ms. Livermore has served as Executive Vice President of the HP Enterprise Business since May 2004. Ms. Livermore also is a director of United Parcel Service, Inc.

John N. McMullen; age 52; Senior Vice President and Treasurer

        Mr. McMullen has served as Senior Vice President and Treasurer since March 2007. Previously, he served as Vice President of Finance for HP's Imaging and Printing Group from May 2002 until 2007.

Randall D. Mott; age 54; Executive Vice President and Chief Information Officer

        Mr. Mott has served as Executive Vice President and Chief Information Officer since July 2005.

James T. Murrin; age 50; Senior Vice President, Controller and Principal Accounting Officer

        Mr. Murrin has served as Senior Vice President, Controller and Principal Accounting Officer since March 2007. Previously, he served as Vice President of Finance for the former Technology Solutions Group since 2004.

Marcela Perez de Alonso; age 56; Executive Vice President, Human Resources

        Ms. Perez de Alonso has served as Executive Vice President, Human Resources since January 2004. In December 2010, we announced that Ms. Perez de Alonso will retire from HP following the hiring of her successor.

Shane V. Robison; age 57; Executive Vice President and Chief Strategy and Technology Officer

        Mr. Robison has served as Executive Vice President and Chief Strategy and Technology Officer since May 2002.

Employees

        We had approximately 324,600 employees worldwide as of October 31, 2010.

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

Additional Information

        Microsoft®, Windows® and Windows Mobile® are registered trademarks of Microsoft Corporation in the United States and/or other jurisdictions. Intel®, Itanium® and Intel Itanium® are trademarks of Intel Corporation in the United States and/or other jurisdictions. UNIX is a registered trademark of The Open Group.

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

        Unlike many of our competitors, we have a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, we may invest less in certain areas of our businesses than our competitors do, and these competitors may have greater financial, technical and marketing resources available to them than our businesses that compete against them. Industry consolidation also may affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we compete, and our competitors also may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers. In addition, companies with whom we have strategic alliances in some areas may be competitors in other areas. Those companies also may acquire or form alliances with our competitors, thereby reducing their business with us. Any inability to effectively manage these complicated relationships with strategic alliance partners could have an adverse effect on our results of operations.

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

        Even if we are able to maintain or increase market share for a particular product, revenue could decline because the product is in a maturing industry. Revenue and margins also could decline due to increased competition from other types of products. For example, growing demand for an increasing array of mobile computing devices and the development of cloud-based solutions may reduce demand for some of our existing hardware products. In addition, refill and remanufactured alternatives for some of HP's LaserJet toner and inkjet cartridges compete with HP's supplies business. Other companies have also developed and marketed new compatible cartridges for HP's LaserJet and inkjet products, particularly in jurisdictions outside of the United States where adequate intellectual property protection may not exist.

If we cannot continue to develop, manufacture and market products and services that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

        The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. For example, we must successfully address the increasing market demand for mobile computing devices in a variety of form factors that provide a compelling user experience. We must also attract and retain developers to ensure the continued availability and development of appealing and innovative software applications for our mobile computing devices. In addition, we are transitioning to an environment characterized by cloud-based computing and software being delivered as a service, and we must continue to successfully develop and deploy cloud-based solutions for our customers. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. After we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so at all or within a given product's life cycle. Any delay in the development, production or marketing of a new product could result in us not being among the first to market, which could further harm our competitive position.

        In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the cause of the problem and to determine appropriate solutions. However, we may have limited ability to control quality issues, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch"), we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. If new or existing customers have difficulty operating our products, our operating margins could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could adversely affect our operating results.

Economic weakness and uncertainty could adversely affect our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on worldwide economic conditions and the demand for computing and imaging products and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and difficulty managing inventory levels. Sustained uncertainty about current global economic conditions may adversely affect demand for our products and services. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenue, gross margin and expenses.

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

        Our operations depend on our ability to anticipate our needs for components, products and services and our suppliers' ability to deliver sufficient quantities of quality components, products and services at reasonable prices in time for us to meet critical schedules. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are dispersed across the globe, and the long lead times that are required to manufacture, assemble and deliver certain components and products, problems could arise in planning production and managing inventory levels that could seriously harm us. In addition, our ongoing project to improve the efficiency of our supply chain could cause supply disruptions and be more expensive, time consuming and resource-intensive than expected. Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers, and risks related to our relationships with single source suppliers, as described below.

  •
  Shortages.  Occasionally we may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. In particular, our PC business relies heavily upon OMs to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. HP represents a substantial portion of the business of some of these OMs, and any changes to the nature or volume of business transacted by HP with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of these components may increase, we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

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

        Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. In addition, all six of our principal worldwide IT data centers are located in the southern United States, making our operations more vulnerable to natural disasters or other business disruptions occurring in that geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Shanghai, Singapore and India. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products and in the southwestern United States to import products into the Americas region. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster.

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

        Finally, our results of operations and cash flows have been and could continue to be affected in certain periods and on an ongoing basis by the imposition, accrual and payment of copyright levies or similar fees. In certain countries (primarily in Europe), proceedings are ongoing or have been concluded involving HP in which groups representing copyright owners sought to impose upon and collect from HP levies upon equipment (such as PCs, MFDs and printers) alleged to be copying devices under applicable laws. Other such groups have also sought to modify existing levy schemes to increase the amount of the levies that can be collected from HP. Other countries that have not imposed levies on these types of devices are expected to extend existing levy schemes, and countries that do not currently have levy schemes may decide to impose copyright levies on these types of devices. The total amount of the copyright levies will depend on the types of products determined to be subject to the levy, the number of units of those products sold during the period covered by the levy, and the per unit fee for each type of product, all of which are affected by several factors, including the outcome of ongoing litigation involving HP and other industry participants and possible action by the legislative bodies in the applicable countries, and could be substantial. Consequently, the ultimate impact of these copyright levies or similar fees, and the ability of HP to recover such amounts through increased prices, remain uncertain.

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

  •
  local labor conditions and regulations, including local labor issues faced by specific HP suppliers and OMs;

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

        As approximately 65% of our sales are from countries outside of the United States, other currencies, particularly the euro, the British pound, Chinese yuan renminbi and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro, could adversely affect our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. The effectiveness of our hedges depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. As a result, we could incur significant losses from our hedging activities if our forecasts are incorrect. In addition, our hedging activities may be ineffective or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. For example, as discussed in Note 18 to the Consolidated Financial Statements, the German Public Prosecutor's Office, the U.S. Department of Justice and the SEC have been investigating allegations that certain current and former employees of HP engaged in bribery, embezzlement and tax evasion or were involved in kickbacks or other improper payments. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business and reputation.

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

        Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. In addition, we have in the past been, and may in the future be, subject to qui tam litigation brought by private individuals on behalf of the government relating to our government contracts, which could include claims for up to treble damages. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts. If our customer contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, we could suffer a reduction in expected revenue.

We make estimates and assumptions in connection with the preparation of HP's Consolidated Financial Statements, and any changes to those estimates and assumptions could adversely affect our results of operations.

        In connection with the preparation of HP's Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. In addition, as discussed in Note 18 to the Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.

Unanticipated changes in HP's tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability.

        We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, President Obama's administration has announced proposals for other U.S. tax legislation that, if adopted, could adversely affect our tax rate. There are also other tax proposals that have been introduced, that are being considered, or that have been enacted by the United States Congress or the legislative bodies in foreign jurisdictions that could affect our tax rate, the carrying value of deferred tax assets, or our other tax liabilities. For example, the Commonwealth of Puerto Rico has enacted tax legislation effective on January 1, 2011 that, in certain situations, would impose a new, temporary excise tax relating to our non-Puerto Rican subsidiaries that sell products manufactured by our Puerto Rican subsidiaries. Any of these changes could affect our profitability.

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

        We have adopted an operating framework that includes a disciplined focus on operational efficiency. As part of this framework, we have adopted several initiatives, including a multi-year program announced in 2006 to reduce real estate costs by consolidating several hundred HP real estate locations worldwide to fewer core sites, and a multi-year process of examining every function and every one of our businesses and functions in order to optimize efficiency and reduce cost. We have also implemented a workforce restructuring program in fiscal 2008 relating to our acquisition of Electronic Data Systems Corporation ("EDS"), a workforce restructuring program in fiscal 2009 relating to our product businesses and a multi-year restructuring plan in the third quarter of fiscal 2010 relating to our enterprise services business.

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

        In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. Hiring and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and share-based compensation. Our primary form of share-based incentive award is performance-based restricted stock units, which contain conditions relating to HP's long-term financial and stock price performance that makes the future value of those awards uncertain. If the anticipated value of such share-based incentive awards does not materialize, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain, and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations.

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

        As part of our business strategy, we frequently acquire complementary companies or businesses, divest non-core businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete business combination and investment transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. We may not fully realize all of the anticipated benefits of any business combination and investment transaction, and the timeframe for achieving benefits of a business combination and investment transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for business combination and investment transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to meet contractual obligations could make these transactions less profitable or unprofitable. Moreover, if we fail to identify and successfully complete business combination and investment transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which could adversely affect our revenue, gross margin and profitability.

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

        We are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling, treatment and disposal of our products including batteries. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product take-back legislation. We could incur substantial costs, our products could be restricted from entering certain jurisdictions, and we could face other sanctions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs under environmental laws are difficult to predict.

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

ITEM 1B. Unresolved Staff Comments.

        Not applicable.

ITEM 2. Properties.

        As of October 31, 2010, we owned or leased a total of approximately 80 million square feet of space worldwide. We owned 45% of this space and leased the remaining 55%. Included in these amounts are 14 million square feet of vacated space, of which 2 million square feet is leased to non-HP interests. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

        As of October 31, 2010, HP core sales and support operations occupied approximately 10 million square feet. We own 34% of the space used for sales and support activities and lease the remaining 66%.

        HP core manufacturing plants, research and development facilities and warehouse and administrative facilities occupied approximately 56 million square feet. We own 45% of our manufacturing, research and development, warehouse and administrative space and lease the remaining 55%. Our plants are equipped with machinery, most of which we own and which, in part, we developed to meet the special requirements of our manufacturing processes. We continue to execute on our plan to reduce our real estate costs and increase our productive utilization by consolidating into several hundred HP core real estate locations worldwide.

        As mentioned above in Item 1. Business, we have seven business segments: Services, ESS, HP Software, PSG, IPG, HPFS, and Corporate Investments. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

Principal Executive Offices

        Our principal executive offices, including our global headquarters, are located at 3000 Hanover Street, Palo Alto, California, United States of America.

Headquarters of Geographic Operations

        The locations of our headquarters of geographic operations at October 31, 2010 were as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Houston, United States Miami, United States Mississauga, Canada	Geneva, Switzerland	Singapore Tokyo, Japan

Product Development and Manufacturing

        The locations of our major product development, manufacturing, and HP Labs at October 31, 2010 were as follows:

Americas	Europe, Middle East, Africa	Hewlett-Packard Laboratories

Aguadilla, Puerto Rico

Cupertino, Roseville, San Diego, and Woodland, California

Fort Collins, Colorado

Boise, Idaho

Indianapolis, Indiana

Andover, Massachusetts

Corvallis, Oregon

LaVergne, Tennessee

Houston, Texas

Sandston, Virginia

Vancouver, Washington	Herrenberg, Germany

Leixlip, Ireland

Kiryat-Gat, Nes Ziona, and Netanya, Israel

Amersfoort, The Netherlands

Sant Cugat del Valles, Spain

Erskine, United Kingdom

 Asia Pacific

ChongQing and Shanghai, China

Udham Singh Nagar, India

Tokyo, Japan

	Singapore	Bangalore, India Beijing, China Bristol, United Kingdom Fusionopolis, Singapore Haifa, Israel Palo Alto, United States St. Petersburg, Russia

ITEM 3. Legal Proceedings.

        Information with respect to this item may be found in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Information regarding the market prices of HP common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 and on the cover page of this Annual Report on Form 10-K, respectively, which are incorporated herein by reference. We have declared and paid cash dividends each fiscal year since 1965. The trend has been to declare $0.16 per share in each first fiscal quarter and third fiscal quarter and to pay $0.08 per share in each fiscal quarter. As of November 30, 2010, there were approximately 118,100 stockholders of record. Additional information concerning dividends may be found in "Selected Financial Data" in Item 6 and in Item 8, which are incorporated herein by reference.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities in fiscal 2010 that have not been previously reported in a Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (August 2010)	27,964	$41.97	27,964	$13,701,215
Month #2 (September 2010)	34,312	$39.52	34,312	$12,345,379
Month #3 (October 2010)	34,204	$41.90	34,204	$10,912,310

Total	96,480	$41.07	96,480

        HP repurchased shares in the fourth quarter of fiscal 2010 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the fourth quarter of fiscal 2010 were purchased in open market transactions.

        As of October 31, 2010, HP had remaining authorization of $10.9 billion for future share repurchases under the $8.0 billion and $10.0 billion repurchase authorizations approved by HP's Board of Directors on November 19, 2009 and August 29, 2010, respectively.

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

	10/05	10/06	10/07	10/08	10/09	10/10
Hewlett-Packard Company	100.00	139.54	187.52	139.83	174.99	156.07
S&P 500	100.00	116.34	133.28	85.17	93.52	108.97
S&P Information Technology	100.00	109.93	139.51	82.02	107.85	127.52

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31
	2010	2009	2008	2007	2006
	In millions, except per share amounts
Net revenue	$126,033	$114,552	$118,364	$104,286	$91,658
Earnings from operations(1)	$11,479	$10,136	$10,473	$8,719	$6,560
Net earnings	$8,761	$7,660	$8,329	$7,264	$6,198
Net earnings per share
Basic	$3.78	$3.21	$3.35	$2.76	$2.23
Diluted	$3.69	$3.14	$3.25	$2.68	$2.18
Cash dividends declared per share	$0.32	$0.32	$0.32	$0.32	$0.32
At year-end:
Total assets	$124,503	$114,799	$113,331	$88,699	$81,981
Long-term debt	$15,258	$13,980	$7,676	$4,997	$2,490

(1)
Earnings from operations include the following items:

	2010	2009	2008	2007	2006
	In millions
Amortization of purchased intangible assets	$1,484	$1,578	$1012	$973	$656
Restructuring charges	1,144	640	270	387	158
Pension curtailments and pension settlements, net	—	—	—	(517)	—
Acquisition-related charges	293	242	41	—	—

Total charges before taxes	$2,921	$2,460	$1,323	$843	$814

Total charges, net of taxes	$2,105	$1,733	$973	$690	$604

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

  •
  enterprise information technology infrastructure, including enterprise storage and server technology, networking products and solutions, information management software and software that optimizes business technology investments;

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

        Our strategy and operations are currently focused on the following initiatives:

  Competitive Positioning

        We are positioning our businesses to take advantage of important trends in the markets for our products and services. For example, we are aligning our printing business to capitalize on key market trends such as the shift from analog to digital printing and the growth in printable content by developing innovative products for consumers such as the first web-connected home printer, working to enable web and mobile printing, expanding our presence in high-usage annuity businesses including graphics and retail publishing printing, and growing our managed print services business. We are also positioning our enterprise business to capitalize on the trend towards converged infrastructure products that integrate storage, networking, servers and management software, while also delivering services for that converged infrastructure in a manner that best fits each client's needs, be it at a client site, as an outsourced service via the Internet or via a hybrid approach. In addition, we have developed IT management software offerings that seek to satisfy the increasing demand for virtualization management and increased automation.

  Driving Operational Efficiency

        We are working to optimize efficiency across the company. As part of those efforts, we are continuing to execute on our multi-year program to consolidate real estate locations worldwide to fewer

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

core sites in order to reduce our IT spending and real estate costs. We are also continuing to implement the restructuring plan announced in the fourth quarter of fiscal 2008 to optimize the cost structure of our Services business and the restructuring plan announced in May 2009 to structurally change and improve the effectiveness of several of our product businesses. In June 2010, we announced and started implementing a new restructuring plan that will consolidate data centers, systems and tools to better position for growth our enterprise services business, which includes our infrastructure technology outsourcing, application services, and business process outsourcing business units. See Note 8 to the Consolidated Financial Statements in Item 8 for further discussion of these restructuring plans and the associated restructuring charges.

  Investing for Growth

        We are investing for growth by strengthening our position in our core markets and accelerating growth in adjacent markets in anticipation of market trends, such as data center consolidation and automation, cloud computing and virtualization, digitization, IT security, and mobility and connectivity. For example, we are increasing our sales coverage and investing in our sales channels to better address the markets we cover, including further expansion in emerging markets. We are creating innovative new products and developing new channels to connect with our customers. In addition, we have been making focused investments in innovation to strengthen our portfolio of products and services that we can offer to our customers, both through acquisitions and through organic growth. A critical component of this strategy was our acquisition of Electronic Data Systems Corporation ("EDS") in August 2008, which has increased the size and breadth of our services business and enabled us to provide comprehensive IT product and services solutions to our customers. In addition, with the completion of the acquisition of 3Com Corporation ("3Com") in April 2010, we are accelerating our investments in networking. In July 2010, we completed the acquisition of Palm, Inc. ("Palm"), which enhances our ability to participate more aggressively in the growing smartphone and connected mobile device markets. In September 2010, we completed the acquisition of 3PAR Inc. ("3PAR"), which expands our storage portfolio into enterprise-class public and private cloud computing environments. In October 2010, we completed the acquisition of ArcSight, Inc. ("ArcSight"), which enables us to offer customers an integrated security platform with a holistic approach to securing their networks, applications and sensitive data. These acquisitions have enabled us to expand in high-margin and high-growth industry segments and have further strengthened our portfolio of hardware, software and services.

  Leveraging our Portfolio and Scale

        We now offer one of the IT industry's broadest portfolios of products and services, and we leverage that portfolio to our strategic advantage. For example, in our enterprise business, we are able to provide servers, storage and networking products packaged with services that can be delivered to customers in the manner of their choosing, be it in-house, outsourced as a service via the Internet or via a hybrid environment. Our portfolio of management software completes the package by allowing our customers to manage their IT operations in an efficient and cost-effective manner. In addition, we are working to optimize our supply chain by eliminating complexity, reducing fixed costs, and leveraging our scale to ensure the availability of components at favorable prices even during shortages. We are also expanding our use of industry standard components in our enterprise products to further leverage our scale.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The following provides an overview of our key fiscal 2010 financial metrics and demonstrates how our execution has translated into financial performance:

		HP Enterprise Business
	HP(1) Consolidated	Services	ESS	HP Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Net revenue	$126,033	$34,935	$18,651	$3,586	$57,172	$40,741	$25,764	$3,047
Year-over-year net revenue % increase	10.0%	0.7%	21.4%	0.4%	6.6%	15.4%	7.3%	14.0%
Earnings from operations	$11,479	$5,609	$2,402	$759	$8,770	$2,032	$4,412	$281
Earnings from operations as a % of net revenue	9.1%	16.1%	12.9%	21.2%	15.3%	5.0%	17.1%	9.2%
Net earnings	$8,761
Net earnings per share
Basic	$3.78
Diluted	$3.69

(1)
Includes Corporate Investments and eliminations.

        Cash and cash equivalents at October 31, 2010 totaled $10.9 billion, a decrease of $2.4 billion from the October 31, 2009 balance of $13.3 billion. The decrease for fiscal 2010 was due primarily to $11.0 billion of cash used to repurchase common stock, $8.1 billion of net cash paid for business acquisitions, and $3.5 billion net investment in property, plant and equipment, all of which were partially offset by $11.9 billion of cash provided from operations, $6.0 billion of increased net borrowings, and $2.6 billion of proceeds related to issuance of common stock under employee stock plans.

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

        The summary of significant accounting policies is included in Note 1 to the consolidated financial statements in Item 8. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

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

        We recognize revenue on certain design and build (design, development and/or constructions of software and/or systems) projects using the percentage-of-completion method. We use the cost-to-cost method of measurement towards completion as determined by the percentage of cost incurred to date to the total estimated costs of the project. In circumstances when reasonable and reliable cost estimates for a project cannot be made, we recognize revenue using the completed contract method.

        We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including price protection, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate, based on historical experience

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

and the specific terms and conditions of the incentive, the number of customers who will actually redeem the incentive.

        Under our current revenue recognition policies, which were applied in fiscal 2010 and 2009, we establish vendor-specific objective evidence ("VSOE") of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. Third-party evidence of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The best estimate of selling price ("ESP") is established considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology life cycles. When determining our best estimate of selling price, we apply management judgment when establishing margin objectives and pricing strategies and evaluating market conditions and product life cycles. We may modify or develop new go-to-market practices in the future. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which may result in changes in selling prices, impacting both VSOE and ESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal year, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

        For 2008, pursuant to the previous guidance for revenue arrangements with multiple deliverables, HP allocated revenue to each element based on relative fair value, or, for software, based on VSOE of fair value.

Warranty Provision

        We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation upon warranty terms, ongoing product failure rates, repair costs, product call rates, average cost per call, and current period product shipments. If actual product failure rates, repair rates or any other post sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally range from 90 days to three years for parts and labor, depending upon the product. Over the last three fiscal years, the annual warranty provision has averaged approximately 3.5% of annual net product revenue, while actual annual warranty costs have experienced favorable trends and averaged approximately 3.3% of annual net product revenue.

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

Valuation of Goodwill and Purchased Intangible Assets

        We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The provisions of the accounting standard for goodwill and other intangibles require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. In general, our reporting units are consistent with the reportable segments identified in Note 19 to the Consolidated Financial Statements in Item 8. However, for certain businesses within Corporate Investments, the reporting unit is one step below the segment level. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We also compare the fair value of purchased intangible assets with indefinite lives to their carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

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

        Our annual goodwill impairment analysis, which we performed during the fourth quarter of fiscal 2010, did not result in an impairment charge. The excess of fair value over carrying value for each of HP's reporting units as of August 1, 2010, the annual testing date, ranged from approximately

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

$760 million to approximately $33 billion. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value ranging from approximately $360 million to approximately $29 billion for each of HP's reporting units.

Restructuring

        We have engaged, and may continue to engage, in restructuring actions, which require management to utilize significant estimates related to the timing and the expenses for severance and other employee separation costs, realizable values of assets made redundant or obsolete, lease cancellation and other exit costs. If the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a full description of our restructuring actions, refer to our discussions of restructuring in the Results of Operations section and Note 8 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

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

        We issue performance-based restricted units ("PRUs") representing hypothetical shares of HP common stock. Each PRU award reflects a target number of shares that may be issued to the award recipient. We determine the actual number of shares the recipient receives at the end of a three-year performance period based on results achieved versus goals based on our annual cash flow from operations as a percentage of revenue and total shareholder return ("TSR") relative to the S&P 500 over the performance period. We use historic volatility for PRU awards as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500. We estimate the fair value of PRUs using the Monte Carlo simulation model, as the TSR modifier contains a market condition. We update the estimated expense, net of forfeitures, for the cash flow performance against the goal for that year at the end of each reporting period.

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

Taxes on Earnings

        We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the final positions reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns when we have identified and finalized them, which is generally in the third and fourth quarters of the subsequent year for U.S. federal and state provisions, respectively.

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

        Our effective tax rate includes the impact of certain undistributed foreign earnings for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the United States. We plan foreign earnings remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we will distribute to the United States and provide the U.S. federal taxes due on these amounts. Further, as a result of certain employment actions and capital investments we have undertaken, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for fiscal years through 2024. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate.

        We are subject to income taxes in the United States and approximately eighty foreign countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. We evaluate our uncertain tax positions in accordance with the guidance for accounting for uncertainty in income taxes. We believe that our reserve for uncertain tax positions, including related interest, is adequate. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. Our reserve

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, and related interest. We review our reserves quarterly, and we may adjust such reserves because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, execution of Advanced Pricing Agreements, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations.

        See Note 14 to the Consolidated Financial Statements in Item 8 for a further discussion on taxes on earnings.

Allowance for Doubtful Accounts

        We determine our allowance for doubtful accounts using a combination of factors to ensure that we have not overstated our trade and financing receivables balances due to uncollectibility. We maintain an allowance for doubtful accounts for all customers based on a variety of factors, including the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, the financial condition of customers, the length of time receivables are past due, trends in overall weighted-average risk rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Also, we record specific provisions for individual accounts when we become aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, we would further adjust our estimates of the recoverability of receivables either upward or downward. The annual provision for doubtful accounts has averaged approximately 0.03% of net revenue over the last three fiscal years. Using our third-party credit risk model at October 31, 2010, a 50-basis-point deterioration in the weighted-average default probabilities of our significant customers would have resulted in an approximately $64 million increase to our trade allowance at the end of fiscal year 2010.

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

        Our major assumptions vary by plan and the weighted-average rates used are set forth in Note 16 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Each assumption has different sensitivity characteristics, and, in general, changes, if any, have moved in the same direction over the last several years. For fiscal 2010, changes in the weighted-average rates for the HP benefit plans would have had the following impact on our net periodic benefit cost:

  •
  A decrease of 25 basis points in the long-term rate of return would have increased our net benefit cost by approximately $50 million;

  •
  A decrease of 25 basis points in the discount rate would have increased our net benefit cost by approximately $65 million; and

  •
  An increase of 25 basis points in the future compensation rate would have increased our net benefit cost by approximately $24 million.

Loss Contingencies

        We are involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. See Note 18 to the Consolidated Financial Statements in Item 8 for a further discussion of litigation and contingencies.

ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

        The following discussion compares the historical results of operations on a GAAP basis for the fiscal years ended October 31, 2010, 2009, and 2008. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Results of operations in dollars and as a percentage of net revenue were as follows for the following fiscal years ended October 31:

	2010		2009		2008
	In millions
Net revenue	$126,033	100.0%	$114,552	100.0%	$118,364	100.0%
Cost of sales(1)	96,089	76.2%	87,524	76.4%	89,699	75.8%

Gross profit	29,944	23.8%	27,028	23.6%	28,665	24.2%
Research and development	2,959	2.3%	2,819	2.5%	3,543	3.0%
Selling, general and administrative	12,585	10.1%	11,613	10.1%	13,326	11.3%
Amortization of purchased intangible assets	1,484	1.1%	1,578	1.4%	1,012	0.9%
Restructuring charges	1,144	1.0%	640	0.6%	270	0.2%
Acquisition-related charges	293	0.2%	242	0.2%	41	—

Earnings from operations	11,479	9.1%	10,136	8.8%	10,473	8.8%
Interest and other, net	(505)	(0.4)%	(721)	(0.6)%	—	—

Earnings before taxes	10,974	8.7%	9,415	8.2%	10,473	8.8%
Provision for taxes	2,213	1.7%	1,755	1.5%	2,144	1.8%

Net earnings	$8,761	7.0%	$7,660	6.7%	$8,329	7.0%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of the weighted net revenue change were as follows for the following fiscal years ended October 31:

	2010	2009
	Percentage Points
Personal Systems Group	4.8	(5.9)
Enterprise Storage and Servers	2.9	(3.4)
Imaging and Printing Group	1.5	(4.7)
HP Financial Services	0.3	—
Corporate Investments/Other	0.3	(0.2)
Services	0.2	11.6
HP Software	—	(0.6)

Total HP	10.0	(3.2)

  Fiscal 2010

        In fiscal 2010, total HP net revenue increased 10% (8.3% on a constant currency basis). U.S. net revenue increased 7.8% to $44.5 billion, while net revenue from outside of the United States increased 11.3% to $81.5 billion. As reflected in the table above, the PSG segment was the largest contributor to HP net revenue growth as a result of balanced growth across the regions. An analysis of the change in net revenue for each business segment is included under "Segment Information" below.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  Fiscal 2009

        In fiscal 2009, the global slowdown of IT and consumer spending impacted each of our segments. Net revenue decreased 3.2% in fiscal 2009 (increased 1.3% on a constant currency basis). The unfavorable currency impact for fiscal 2009 was due primarily to the movement of the dollar against the euro. For fiscal 2009, the Services segment contributed favorably to the total HP net revenue change primarily as a result of the EDS acquisition. U.S. net revenue increased 12% to $41.3 billion for fiscal 2009 as compared to fiscal 2008, while net revenue from outside of the United States decreased 10% to $73.2 billion. The increase in U.S. net revenue in fiscal 2009 was primarily a result of the acquisition of EDS. An analysis of the change in net revenue for each business segment is included under "Segment Information" below.

Gross Margin

  Fiscal 2010

        In fiscal 2010, total HP gross margin increased by 0.2 percentage points. The increase was a result of an increased mix in networking products and rate increase in Services, the effect of which was partially offset by strong revenue growth in personal computers and printer hardware that have lower gross margins.

        Services gross margin increased in fiscal 2010 due primarily to the continued focus on operating improvements, including delivery efficiencies and cost controls in our technology services business, and EDS-related acquisition synergies.

        ESS gross margin declined in fiscal 2010 due primarily to a product mix shift resulting from the strength in industry standard servers ("ISS"), the effect of which was partially offset by lower product costs and strong volume.

        HP Software gross margin increased in fiscal 2010 primarily as a result of a higher license and support mix, the effect of which was partially offset by a reduced services gross margin rate.

        PSG gross margin declined in fiscal 2010 primarily as a result of higher component costs, the effect of which was partially offset by lower warranty and logistics expenses.

        IPG gross margin declined in fiscal 2010 due primarily to a higher mix of hardware and a correspondingly lower mix of supplies, the effect of which was partially offset by cost savings associated with our ongoing efforts to optimize our supply chain.

        HPFS gross margin increased in fiscal 2010 primarily as a result of higher portfolio margins due to favorable financing conditions and higher remarketing margin, the effect of which was partially offset by higher bad debt.

        Corporate Investments gross margin increased in fiscal 2010 primarily as a result of the impact from the 3Com acquisition along with lower product costs for our network infrastructure products.

  Fiscal 2009

        Total HP gross margin decreased by 0.6 percentage points in fiscal 2009. From a segment perspective and on a weighted basis, ESS had the largest impact to the total company gross margin decline due to product mix shift and rate declines.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Services gross margin increased in fiscal 2009 due primarily to the continued focus on cost structure improvements, including delivery efficiencies and cost controls in our technology services business, and EDS-related acquisition synergies. This was partially offset by the mix effect from the acquisition of the EDS business, which has lower gross margins.

        ESS gross margin decreased in fiscal 2009 due primarily to competitive pricing across each of the segment business units and product mix shifts.

        HP Software gross margin increased in fiscal 2009 primarily as a result of favorable support and services revenue mix and improved services margins, the effect of which was partially offset by an unfavorable license revenue mix.

        PSG gross margin declined in fiscal 2009, resulting from average selling prices ("ASPs") declining at a faster pace than component costs combined with a mix shift towards lower-end products, the effects of which were partially offset by lower warranty and supply chain costs and improvements in the option attach rate.

        IPG gross margin improved in fiscal 2009 primarily as a result of an increase in the supplies mix and supplies pricing, the effect of which was partially offset by hardware margin declines.

        HPFS gross margin declined in fiscal 2009 primarily as a result of unfavorable currency impacts, lower margins relating to end-of-lease activities, higher bad debt expenses and lower margins for remarketing and buyout activities, the effect of which was partially offset by higher portfolio margins.

        Corporate Investments gross margin declined in fiscal 2009 primarily as a result of a unit volume decline in the sale of network infrastructure products and competitive pricing pressures.

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense increased in fiscal 2010 due primarily to additional expenses from acquired companies. In fiscal 2010, R&D expense as a percentage of net revenue increased for Corporate Investments, HP Software and Services, decreased for ESS, PSG, and IPG and was flat for HPFS.

        Total R&D expense decreased in fiscal 2009 due primarily to favorable currency impacts related to the movement of the dollar against the euro, as well as effective cost controls, the effect of which was partially offset by additional expenses related primarily to Services. In fiscal 2009, R&D expense as a percentage of net revenue decreased for ESS, PSG, and IPG, and increased for HP Software, Services and Corporate Investments.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense increased in fiscal 2010 due primarily to higher field selling and marketing costs as a result of our investments in sales resources to grow revenue. In fiscal 2010, SG&A expense as a percentage of net revenue increased for Corporate Investments and IPG, and decreased for ESS, HP Software, PSG, HPFS and Services even as we invested in incremental sales resources across the segments.

        Total SG&A expense decreased in fiscal 2009 due primarily to favorable currency impacts related to the movement of the dollar against the euro, lower compensation expense as well as effective cost

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

management, the impact of which was partially offset by additional expenses related to the EDS acquisition. In fiscal 2009, SG&A expense as a percentage of net revenue decreased for each of our segments, except for Corporate Investments.

  Amortization of Purchased Intangible Assets

        The decrease in amortization expense in fiscal 2010 was due primarily to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods, the effect of which was partially offset by increased amortization of purchased intangible assets from acquisitions completed during fiscal 2010.

        The increase in amortization expense in fiscal 2009 was due primarily to amortization expenses related to the intangible assets purchased as part of the EDS acquisition.

        For more information on our amortization of purchased intangibles assets, see Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

  Restructuring

        Restructuring charges for fiscal 2010 were $1.1 billion. These charges included $650 million of severance and facility costs related to our fiscal 2010 enterprise services restructuring plan, $429 million of severance and facility costs related to our fiscal 2008 restructuring plan, $46 million and $18 million associated with the Palm and 3Com restructuring plans, respectively, and an increase of $1 million related to adjustments to other restructuring plans.

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

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments in fiscal 2010. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

  Acquisition-Related Charges

        In fiscal 2010, we recorded acquisition-related charges of $293 million primarily for consulting and integration costs, acquisition costs and retention bonuses associated with the EDS, 3Com, Palm, 3PAR and ArcSight acquisitions.

        In fiscal 2009, we recorded acquisition-related charges of $242 million primarily for consulting and integration costs as well as retention bonuses associated with the EDS acquisition.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Interest and Other, Net

        Interest and other, net improved by $216 million in fiscal 2010. The improvement was driven primarily by lower currency losses on balance sheet remeasurement items, lower interest expenses on debt balances due to lower interest rates, and a value-added tax refund, the effect of which was partially offset by an increase to our litigation accruals.

        Interest and other, net decreased by $721 million in fiscal 2009. The decrease was driven primarily by higher interest expenses due to higher average debt balances principally related to the EDS acquisition, lower interest income as a result of lower interest rates, and higher currency losses on balance sheet remeasurement items. Additionally, there were higher gains from the sale of real estate in fiscal 2008 as compared to fiscal 2009.

Provision for Taxes

        Our effective tax rates were 20.2%, 18.6% and 20.5% in fiscal 2010, 2009 and 2008, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all of its international earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

        The increase in the overall tax rate in fiscal 2010 was due primarily to a decrease in the income tax benefits related to foreign earnings.

        The decrease in the overall tax rate in fiscal 2009 was due primarily to the net income tax benefits recorded for fiscal 2009 which were related to foreign net operating losses, adjustments to estimated fiscal 2008 tax accruals upon filing the 2008 income tax returns, valuation allowance reversals for state and foreign net operating losses, and other miscellaneous items.

        For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 14 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Segment Information

        A description of the products and services, as well as financial data, for each segment can be found in Note 19 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. We have realigned segment financial data for the fiscal years ended October 31, 2009 and 2008 to reflect changes in HP's organizational structure that occurred at the beginning of the first quarter of fiscal 2010. We describe these changes more fully in Note 19. We have presented the business segments in this Annual Report on Form 10-K based on the distinct nature of various businesses such as customer base, homogeneity of products and technology. The discussions below include the results of each of our segments.

HP Enterprise Business

        Services, ESS and HP Software are reported collectively as a broader HP Enterprise Business. We describe the results of the business segments of the HP Enterprise Business in more detail below.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Services

	For fiscal years ended October 31
	2010	2009	2008
	In millions
Net revenue	$34,935	$34,693	$20,977
Earnings from operations	$5,609	$5,044	$2,518
Earnings from operations as a % of net revenue	16.1%	14.5%	12.0%

        The components of the weighted net revenue change by business unit were as follows for the following fiscal years ended October 31:

	2010	2009
	Percentage Points
Infrastructure technology outsourcing	1.2	37.1
Other	0.1	0.9
Technology services	(0.1)	(1.4)
Application services	(0.2)	18.0
Business process outsourcing	(0.3)	10.8

Total Services	0.7	65.4

        Services net revenue increased 0.7% (decreased 1.7% when adjusted for currency) in fiscal 2010. Net revenue in infrastructure technology outsourcing increased by 2.6% in fiscal 2010. The revenue increase was due to favorable currency impact and growth in data center services and networking services. Net revenue in technology services declined by 0.4% in fiscal 2010. The revenue decline was due primarily to lower contract revenue tied to reduced levels of enterprise hardware sales in the prior-year period and market conditions in the current-year period, the effect of which was partially offset by a favorable currency impact. Net revenue in application services decreased by 1.1% in fiscal 2010. The revenue decrease was driven primarily by market conditions and existing contract completion, the effect of which was partially offset by new business and a favorable currency impact. Net revenue in business process outsourcing decreased by 3.5% in fiscal 2010. The revenue decrease was due primarily to a divestiture completed at the end of the third quarter of fiscal 2010 and economic conditions in certain industries with key clients, the effect of which was partially offset by a favorable currency impact.

        Services earnings from operations as a percentage of net revenue increased by 1.6 percentage points in fiscal 2010. Operating margin increased primarily due to continued focus on operating improvements and cost initiatives that favorably impacted the cost structure of our enterprise services business, delivery efficiencies and cost controls in our technology services business, as well as EDS-related acquisition synergies.

        Services net revenue increased 65.4% (71.6% when adjusted for currency) in fiscal 2009. The increase in revenues is due primarily to the acquisition of EDS on August 26, 2008. Net revenue in infrastructure technology outsourcing, application services and business process outsourcing increased due to the EDS acquisition. The net revenue increase in infrastructure technology outsourcing, application services, and business process outsourcing was partially offset by unfavorable currency impacts and a decline in spending from existing customers not being offset with new growth due to slowing demand in the current economic environment. Application services and business process outsourcing were impacted to a greater degree than infrastructure technology outsourcing. Net revenue

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

in technology services declined due primarily to unfavorable currency impacts and weak economic conditions, the effect of which was partially offset by growth in extended warranty.

        Services earnings from operations as a percentage of net revenue increased by 2.5 percentage points in fiscal 2009. The operating margin increased due primarily to a decrease in operating expenses as a percentage of revenue. There was also an increase in gross margin for fiscal 2009. Operating expense declined as a result of a continued focus on cost structure improvements from overall cost controls. The gross margin in our Services segment increased for fiscal 2009 from fiscal 2008 due primarily to the continued focus on cost structure improvements, including delivery efficiencies and cost controls in our technology services business, and EDS-related acquisition synergies. This was partially offset by the mix effect from the acquisition of the EDS business, which has lower gross margins.

Enterprise Storage and Servers

	For the fiscal years ended October 31
	2010	2009	2008
	In millions
Net revenue	$18,651	$15,359	$19,400
Earnings from operations	$2,402	$1,518	$2,577
Earnings from operations as a % of net revenue	12.9%	9.9%	13.3%

        The components of the weighted net revenue change by business unit were as follows for the following fiscal years ended October 31:

	2010	2009
	Percentage Points
Industry standard servers	21.3	(12.1)
Storage	2.0	(3.8)
Business critical systems	(1.9)	(4.9)

Total ESS	21.4	(20.8)

        ESS net revenue increased 21.4% (18.9% when adjusted for currency) for fiscal 2010. ESS blades revenue increased by 37% in fiscal 2010. ISS net revenue increased by 35% in fiscal 2010, driven primarily by unit volume growth coupled with increased average unit prices due to improving market conditions and demand for the latest generation of ISS products. Storage net revenue increased by 9% in fiscal 2010, driven primarily by strong performance in products related to our acquisition of Lefthand Networks, and growth in high-end disk products and storage networking products. Business critical systems ("BCS") net revenue decreased 12%, due primarily to market conditions and competitive pressures, the effect of which was partially offset by new product introductions in the fourth quarter of fiscal 2010.

        ESS earnings from operations as a percentage of net revenue increased by 3.0 percentage points in fiscal 2010, driven by decreases in operating expenses as a percentage of net revenue, the effect of which was partially offset by declines in gross margin. Operating expenses as a percentage of net revenue decreased as a result of operating leverage benefits from increased volume and cost controls. The gross margin decline in fiscal 2010 was due primarily to a product mix shift resulting from the strength in ISS, the effect of which was partially offset by lower product costs and strong volume.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        ESS net revenue decreased 20.8% (16.0% when adjusted for currency) in fiscal 2009. The revenue decline was due primarily to the economic slowdown and overall weak demand environment. ISS net revenue declined 20% in fiscal 2009 due to declines in unit volume. ISS average unit prices declined in fiscal 2009 while improving in the second half of fiscal 2009 as a result of a new product ramp up. Total ESS blades revenue declined by 2% in fiscal 2009. BCS net revenue decreased 27% in fiscal 2009 driven by a decline in Integrity server revenue due to weaker market conditions and by the planned phase-out of the PA-RISC and Alpha Server product lines. Storage net revenue declined 17% in fiscal 2009 due to a decline in disk and tape products as a result of a weaker demand environment, the effects of which were partially offset by revenue resulting from the acquisition of Lefthand Networks, which was completed in the first quarter of fiscal 2009.

        In fiscal 2009, ESS earnings from operations as a percentage of net revenue decreased by 3.4 percentage points, due primarily to a decline in gross margin. Gross margin in fiscal 2009 decreased due primarily to competitive pricing across each of the segment business units and product mix shifts. Operating expense as a percentage of net revenue in fiscal 2009 was generally consistent with the fiscal 2008.

HP Software

	For the fiscal years ended October 31
	2010	2009	2008
	In millions
Net revenue	$3,586	$3,572	$4,220
Earnings from operations	$759	$684	$499
Earnings from operations as a % of net revenue	21.2%	19.1%	11.8%

        The components of the weighted net revenue change by business unit were as follows for the following fiscal years ended October 31:

	2010	2009
	Percentage Points
Business technology optimization	1.5	(9.7)
Other software	(1.1)	(5.7)

Total HP Software	0.4	(15.4)

        HP Software net revenue increased 0.4% (decreased 1.8% when adjusted for currency) in fiscal 2010, due to growth in business technology optimization ("BTO"), information management and business intelligence, the effect of which was offset by weakness in sales of communication and media solutions. In fiscal 2010, support and license revenue increased while services revenue declined. Net revenue from business technology optimization increased 2% in fiscal 2010, due to growth in support and license renewals. Net revenue from our other software businesses decreased 3% in fiscal 2010, due to a decline in revenue from sales of communication and media solutions resulting from market conditions in the Asia Pacific region and EMEA (Europe, Middle East and Africa). The revenue increase in information management was due primarily to increases in license and support revenue. The revenue increase in business intelligence solutions was primarily a result of increases in support and services.

        HP Software earnings from operations as a percentage of net revenue increased by 2.1 percentage points in fiscal 2010. The operating margin improvement in fiscal 2010 was due primarily to an increase

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

in gross margin and a decrease in operating expenses as a percentage of net revenue. The increase in gross margin in fiscal 2010 was primarily a result of a higher license and support mix, the effect of which was partially offset by a reduced services gross margin rate. The decrease in operating expenses as a percentage of net revenue in fiscal 2010 was due primarily to lower field selling, administrative and acquisition integration costs.

        HP Software net revenue decreased 15.4% (10.8% when adjusted for currency) in fiscal 2009, due to softening in enterprise spending and declines in large deals. For fiscal 2009, revenue from licenses and services declined, the effect of which was partially offset by increased support revenue as a result of renewal rate increases. Net revenue from BTO decreased 15% in fiscal 2009 as compared to fiscal 2008. Net revenue from other software decreased 17% in fiscal 2009 as compared to fiscal 2008, due to declines in revenues for communication and media solutions, business intelligence solutions and information management.

        HP Software earnings from operations as a percentage of net revenue increased by 7.3 percentage points in fiscal 2009. The operating margin improvement in fiscal 2009 was due primarily to increased gross margin coupled with decreased operating expenses as a percentage of net revenue. The increase in gross margin in fiscal 2009 resulted primarily from a favorable support and services revenue mix and improved services margins, the effect of which was partially offset by an unfavorable license revenue mix. The decrease in operating expenses as a percentage of net revenue in fiscal 2009 was due primarily to continued cost controls.

Personal Systems Group

	For the fiscal years ended October 31
	2010	2009	2008
	In millions
Net revenue	$40,741	$35,305	$42,295
Earnings from operations	$2,032	$1,661	$2,375
Earnings from operations as a % of net revenue	5.0%	4.7%	5.6%

        The components of the weighted net revenue change by business unit were as follows for the following fiscal years ended October 31:

	2010	2009
	Percentage Points
Desktop PCs	7.4	(8.9)
Notebook PCs	6.6	(5.8)
Workstations	1.5	(1.5)
Handhelds	(0.2)	(0.4)
Other	0.1	0.1

Total PSG	15.4	(16.5)

        PSG revenue increased 15.4% (12.8% when adjusted for currency) in fiscal 2010. The revenue increase resulted from balanced growth across all regions. PSG unit volume and net revenue increased across all business units except the handhelds business unit in fiscal 2010. Unit volume was up 14% as the commercial refresh cycle and continued demand for consumer notebooks drove an increase in shipments. In fiscal 2010, net revenue from notebook PCs increased 12% while desktop PCs revenue increased 20%. Workstations revenue increased 42% while handhelds revenue declined 49%. In fiscal

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

2010, net revenue for consumer clients increased 12% while commercial client revenue increased 20%. Net revenue in Other increased 6% due primarily to increased sales of calculators, home servers and warranty extensions. For fiscal 2010, the favorable impact on PSG net revenue from unit increases was accompanied by a 1% increase in ASPs.

        PSG earnings from operations as a percentage of net revenue increased 0.3 percentage points in fiscal 2010. The increase was driven by improvements in operating expenses as a percentage of net revenue, the effect of which was offset partially by a slight decline in gross margins. The decrease in operating expenses as a percentage of net revenue was due to effective cost controls and operating leverage benefits from increased volume. The decrease in gross margins was a result of higher component costs, the effect of which was partially offset by lower warranty and logistics expenses.

        PSG net revenue decreased 16.5% (11.6% when adjusted for currency) in fiscal 2009. The revenue decline was primarily the result of the overall slowdown in the global economy. Despite the overall regional declines, revenue in China increased for fiscal 2009. PSG net revenue decreased across all businesses in fiscal 2009. Unit volume increased slightly in fiscal 2009, as an increase in notebook PC volume was offset by a decline in desktop PCs, workstations, and handheld devices. The unit volume increase in notebook PCs was due in part to growth of the HP and Compaq mini notebooks. In fiscal 2009, net revenue for notebook PCs decreased 11%, while net revenue for desktop PCs decreased 23%. Workstations and handheld revenues declined 33% and 52%, respectively, in fiscal 2009. In fiscal 2009, net revenue for consumer clients decreased 14%, while net revenue for commercial clients decreased 19%. The net revenue increase in Other PSG was related primarily to increased sales of extended warranties, support services and third-party branded options. In fiscal 2009, PSG net revenue was also impacted by ASP declines. ASPs in consumer clients declined 21%, while ASPs in commercial clients declined 16%. ASPs declined due primarily to a competitive pricing environment, component cost reductions and the impact of currency combined with a mix shift toward lower-end models. The ASP decline in fiscal 2009 was offset slightly by an increase in the option and monitor attach rates.

        PSG earnings from operations as a percentage of net revenue decreased by 0.9 percentage points in fiscal 2009. The decrease was due primarily to a gross margin decline resulting from ASPs declining at a faster pace than component costs combined with a mix shift toward lower-end products, the effects of which were partially offset by lower warranty and supply chain costs and improvements in the option attach rate. The decrease in operating expenses as a percentage of net revenue in fiscal 2009 was the result of effective cost controls.

Imaging and Printing Group

	For the fiscal years ended October 31
	2010	2009	2008
	In millions
Net revenue	$25,764	$24,011	$29,614
Earnings from operations	$4,412	$4,310	$4,559
Earnings from operations as a % of net revenue	17.1%	18.0%	15.4%

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The components of the weighted net revenue change by business unit were as follows for the following fiscal years ended October 31:

	2010	2009
	Percentage Points
Commercial hardware	3.3	(8.9)
Supplies	3.0	(6.6)
Consumer hardware	1.0	(3.4)

Total IPG	7.3	(18.9)

        IPG net revenue increased 7.3% (8.4% when adjusted for currency) in fiscal 2010, reflecting a continued improvement in market conditions. Net revenue for commercial hardware increased 17% in fiscal 2010, due primarily to unit volume growth of 19% driven by improved product availability. Supplies net revenue increased 4% in fiscal 2010, due primarily to increased printing, which resulted in stronger supply usage. Net revenue for consumer hardware increased 9% in fiscal 2010, driven primarily by unit volume growth of 11%.

        IPG earnings from operations as a percentage of net revenue decreased by 0.9 percentage points in fiscal 2010, due primarily to a decline in gross margin and increases in operating expenses as a percentage of net revenue. The gross margin decline in fiscal 2010 was due primarily to a higher mix of hardware and a correspondingly lower mix of supplies, the effect of which was partially offset by cost savings associated with our ongoing efforts to optimize our supply chain. The increase in operating expenses as a percentage of net revenue in fiscal 2010 was due primarily to increased marketing activities, the effect of which was partially offset by reduced administrative expenses.

        IPG net revenue decreased 18.9% (16.5% when adjusted for currency) in fiscal 2009, reflecting the impact of the global economic slowdown. Net revenue for commercial hardware declined 36% in fiscal 2009. The net revenue decline in commercial hardware was driven by a unit volume decline of 38% in fiscal 2009, due primarily to worldwide market weaknesses impacting both our laser and our graphics businesses. Supplies net revenue declined 11% in fiscal 2009. The supplies net revenue decline in fiscal 2009 was across all platforms and was the result of reductions in channel inventory and unfavorable currency impacts, the effect of which was partially moderated by supplies pricing. Net revenue for consumer hardware declined 27% in fiscal 2009. The net revenue decline in consumer hardware was driven by a unit volume decline of 24% in fiscal 2009, reflecting the weak demand environment and channel inventory reductions.

        IPG earnings from operations as a percentage of net revenue increased 2.6 percentage points in fiscal 2009. Operating margin improvement in fiscal 2009 was a combination of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The improvement in gross margin in fiscal 2009 resulted primarily from an increase in the supplies mix and supplies pricing, the effect of which was partially offset by hardware margin declines due to unfavorable currency impacts and declines in average revenue per unit. The decrease in operating expenses as a percentage of net revenue in fiscal 2009 was due primarily to effective cost controls.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

HP Financial Services

	For the fiscal years ended October 31
	2010	2009	2008
	In millions
Net revenue	$3,047	$2,673	$2,698
Earnings from operations	$281	$206	$192
Earnings from operations as a % of net revenue	9.2%	7.7%	7.1%

        HPFS net revenue increased by 14% in fiscal 2010. The net revenue increase was due to portfolio growth as a result of higher customer demand, a higher operating lease mix due to higher service-led financing volume, and higher end-of-lease rental, buyout and remarketing activity, along with favorable currency movements.

        HPFS earnings from operations as a percentage of net revenue increased by 1.5 percentage points in fiscal 2010 due primarily to an increase in gross margin and a decrease in operating expenses as a percentage of revenue. The increase in gross margin was the result of higher portfolio margins due to favorable financing conditions and higher remarketing margin, the effect of which was partially offset by higher bad debt and lower buyout margins. The decrease in operating expenses as a percentage of revenue was driven primarily by improved cost efficiencies.

        HPFS net revenue decreased by 0.9% in fiscal 2009. The net revenue decrease was due to unfavorable currency movements. On a constant currency basis, fiscal 2009 net revenue increased due primarily to portfolio growth, increased operating lease mix and higher buyout activities, the effect of which was partially offset by lower levels of remarketing and end-of-lease activity.

        HPFS earnings from operations as a percentage of net revenue increased by 0.6 percentage points in fiscal 2009 due primarily to a decrease in operating expenses, the effect of which was partially offset by a decline in gross margin. The operating expense decrease was due to continued cost controls. The decline in gross margin was driven by an unfavorable currency impact, lower margins relating to end of lease activity, higher bad debt expenses, and lower remarketing and buyout margins, the effect of which was partially offset by higher portfolio margins.

Financing Originations

	For the fiscal years ended October 31
	2010	2009	2008
	In millions
Total financing originations	$5,987	$5,210	$4,872

        New financing originations, which represent the amount of financing provided to customers for equipment and related software and services including intercompany activity, increased 14.9% in fiscal 2010 from fiscal 2009 and 6.9% in fiscal 2009 from fiscal 2008. The increases reflect higher financing associated with HP product sales and services offerings resulting from improved integration and engagement with HP's sales efforts and a favorable currency impact.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows for the following fiscal years ended October 31:

	2010	2009
	In millions
Portfolio assets(1)	$11,418	$10,017

Allowance for doubtful accounts(2)	140	108
Operating lease equipment reserve	83	71

Total reserves	223	179

Net portfolio assets	$11,195	$9,838

Reserve coverage	2.0%	1.8%
Debt to equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of approximately $6.7 billion and $6.1 billion at October 31, 2010 and October 31, 2009, respectively, and net equipment under operating leases of $2.5 billion and $2.2 billion at October 31, 2010 and October 31, 2009, respectively, as disclosed in Note 11 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $800 million and $700 million at October 31, 2010 and October 31, 2009, respectively, and intercompany leases of approximately $1.3 billion and $1.0 billion at October 31, 2010 and October 31, 2009, respectively, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Net portfolio assets at October 31, 2010 increased 13.8% from October 31, 2009. The increase resulted from higher levels of financing originations in fiscal 2010 and a favorable currency impact. The overall reserve coverage ratio increased as a percentage of the portfolio assets. HPFS funds its operations mainly through a combination of intercompany debt and equity.

        HPFS recorded net bad debt expenses of $75 million and $50 million in fiscal 2010 and fiscal 2009, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments

	For the fiscal years ended October 31
	2010	2009	2008
	In millions
Net revenue	$1,863	$768	$965
Earnings (loss) from operations	$132	$(56)	$49
Earnings (loss) from operations as a % of net revenue	7.1%	(7.3)%	5.1%

        Net revenue in Corporate Investments relates primarily to network infrastructure products sold under the "ProCurve Networking," "3Com" and "TippingPoint" brands. In fiscal 2010, revenue from ProCurve Networking increased 33.9%, driven by improved market demand and continued investment in sales coverage. The revenue increase in Corporate Investments was also due to revenues resulting from the acquisitions of 3Com and Palm, which HP completed in April 2010 and July 2010, respectively.

        Corporate Investments reported positive earnings from operations in fiscal 2010 due primarily to higher earnings from operations generated by network infrastructure products. Gross margin rate in Corporate Investments for fiscal 2010 increased primarily as a result of the impact from the 3Com acquisition along with lower product costs in the sale of network infrastructure products. The earnings from operations in Corporate Investments were also impacted by expenses carried in the segment associated with corporate development, global alliances and HP Labs; such expenses declined from fiscal 2009.

        In fiscal 2009, net revenue in Corporate Investments related primarily to network infrastructure products sold under the brand "ProCurve Networking." Revenue from network infrastructure products decreased 19.6%, resulting from the slowdown in the networking market and a resulting decrease in sales of enterprise ethernet switch products. Partially offsetting the revenue decline was revenue resulting from the acquisition of Colubris Networks, Inc. ("Colubris"), which HP acquired in October 2008.

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

	For the fiscal years ended October 31
	2010	2009	2008
	In billions
Cash and cash equivalents	$10.9	$13.3	$10.2
Total debt	$22.3	$15.8	$17.9
Available borrowing resources(1)	$13.8	$18.1	$11.7

(1)
In addition to these available borrowing resources, we are able to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement filed with the SEC in May 2009 (the "2009 Shelf Registration Statement").

        Our cash position remains strong, and we believe our cash balances and anticipated cash flow generated from operations are sufficient to cover cash outlays expected in fiscal 2011.

        On December 2, 2010, HP issued $2.0 billion of U.S. Dollar Global Notes under the 2009 Shelf Registration Statement. The Global Notes were fixed rate notes at market rates with maturities of five and ten years from the date of issuance.

Cash Flows

        The following table summarizes the key cash flow metrics from our consolidated statements of cash flow:

	For the fiscal years ended October 31
	2010	2009	2008
	In millions
Net cash provided by operating activities	$11,922	$13,379	$14,591
Net cash used in investing activities	(11,359)	(3,580)	(13,711)
Net cash used in financing activities	(2,913)	(6,673)	(2,020)

Net increase (decrease) in cash and cash equivalents	$(2,350)	$3,126	$(1,140)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  Operating Activities

        Net cash provided by operating activities decreased by approximately $1.5 billion for fiscal 2010, as compared to fiscal 2009. The decrease was due primarily to an increase in accounts and financing receivables resulting from higher revenues in the fourth quarter and higher payments for account payable activities, the impact of which was partially offset by the increase in net earnings. Net cash provided by operating activities decreased by approximately $1.2 billion for fiscal 2009, as compared to fiscal 2008. The decrease was due primarily to increased utilization of cash resources for payment of operating liabilities such as accounts payable, other current liabilities and restructuring along with a decrease in net earnings, the impact of which was partially offset by the increased generation of cash resources through the utilization of operating assets such as inventory and other current assets along with increased amortization expense.

        Our key working capital metrics are as follows:

	October 31
	2010	2009	2008
Days of sales outstanding in accounts receivable	50	48	45
Days of supply in inventory	23	23	27
Days of purchases outstanding in accounts payable	(52)	(57)	(52)

Cash conversion cycle	21	14	20

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $18.5 billion as of October 31, 2010.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance was $6.5 billion as of October 31, 2010.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $14.4 billion as of October 31, 2010.

        Our working capital requirements depend upon our effective management of the cash conversion cycle, which represents effectively the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

        The cash conversion cycle for fiscal 2010 increased by 7 days as compared to fiscal 2009. The increase in DSO was due primarily to linearity and fewer cash discounts in the fourth quarter. DOS remained flat year over year. The decrease in DPO was due primarily to a change in purchasing linearity in the fourth quarter.

        The cash conversion cycle for fiscal 2009 decreased by 6 days as compared to fiscal 2008. The increase in DSO was due primarily to our improving penetration into the enterprise market which tends to have a higher DSO profile, optimizing terms to drive shareholder value as well as more sales in the month of October. The decrease in DOS was due to lower inventory levels driven primarily by

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

improved inventory management. The increase in DPO was due primarily to a change in purchasing linearity as business recovered through the fourth quarter.

Investing Activities

        Net cash used in investing activities increased by approximately $7.8 billion for fiscal 2010 as compared to fiscal 2009 due primarily to higher cash payments made in connection with fiscal 2010 acquisitions and decreased by approximately $10.1 billion for fiscal 2009 as compared to fiscal 2008 due primarily to higher cash payments made in connection with fiscal 2008 acquisitions.

Financing Activities

        Net cash used in financing activities decreased by approximately $3.8 billion for fiscal 2010, as compared to fiscal 2009. The decrease was due primarily to a higher net issuance of commercial paper, the impact of which was partially offset by increased repurchases of our common stock and lower global debt issuance. Net cash used in financing activities increased by approximately $4.7 billion for fiscal 2009, as compared to fiscal 2008. The increase was due primarily to higher net repayments of commercial paper and debt, the impact of which was partially offset by decreased repurchases of our common stock.

        For more information on our share repurchase programs, see Item 5 and Note 15 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

CAPITAL RESOURCES

Debt Levels

	For the fiscal years ended October 31
	2010	2009	2008
	In millions, except interest rates and ratios
Short-term debt	$7,046	$1,850	$10,176
Long-term debt	$15,258	$13,980	$7,676
Debt-equity ratio	0.55x	0.39x	0.46x
Weighted-average interest rate	2.0%	2.7%	3.6%

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital, and targeted capital structure.

        Short-term debt and long-term debt increased by $5.2 billion and $1.3 billion, respectively, for fiscal 2010 as compared to fiscal 2009. The net increase in total debt is due primarily to spending on acquisitions and share repurchases. In fiscal 2009, short-term debt decreased by $8.3 billion and long-term debt increased by $6.3 billion as compared to fiscal 2008. This was primarily due to the replacement of short-term debt with long-term debt as capital market conditions improved from the prior year, the impact of which was partially offset by a reclassification of $1 billion from long-term to short-term.

        Our debt-equity ratio is calculated as the carrying value of debt divided by the carrying value of equity. Our debt-equity ratio increased by 0.16x in fiscal 2010, due primarily to the issuance of $3.0 billion of U.S Dollar Global Notes in September and a $4 billion net increase in commercial paper

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

at the end of fiscal 2010. Our debt-equity ratio decreased by 0.07x in fiscal 2009 due primarily to the net repayment of $2.0 billion in debt.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the year; it factors in the impact of swapping some of our global notes with fixed interest rates for global notes with floating interest rates. For more information on our interest rate swaps, see Note 10 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The lower weighted-average interest rates over the past three years is a result of the combination of lower market interest rates and swapping some of our fixed interest obligations associated with some of our fixed global notes for variable rate obligations through interest rate swaps in a declining rates environment.

        For more information on our borrowings, see Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Available Borrowing Resources

        At October 31, 2010, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At October 31, 2010
In millions
2009 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	$12,100
Uncommitted lines of credit(1)	$ 1,500
Revolving trade receivables-based facilities(2)	$ 175

(1)
For more information on our available borrowings resources, see Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(2)
For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. The ratings for the fiscal year ended October 31, 2010 were:

For the fiscal year ended October 31, 2010
	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-1	Prime-1	F1
Long-term debt ratings	A	A2	A+

        We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our credit facilities. Also, a downgrade in our credit rating could limit our ability to issue commercial paper under our current programs. If this occurs, we would seek alternative sources of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

funding, including drawdowns under our credit facilities or the issuance of notes under our existing shelf registration statement.

CONTRACTUAL AND OTHER OBLIGATIONS

        The impact that we expect our contractual and other obligations as of October 31, 2010 to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on long-term debt(1)	$16,294	$2,111	$7,945	$4,600	$1,638
Interest payments on long-term debt(2)	1,489	386	570	173	360
Operating lease obligations	3,565	879	1,426	630	630
Purchase obligations(3)	2,644	1,973	609	62	—
Capital lease obligations	548	111	123	242	72

Total	$24,540	$5,460	$10,673	$5,707	$2,700

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

(3)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are related principally to inventory and other items. Purchase obligations exclude agreements that are cancellable without penalty. Purchase obligations also exclude open purchase orders that are routine arrangements entered into in the ordinary course of business as they are difficult to quantify in a meaningful way. Even though open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business need prior to the delivery of goods or performance of services.

        In addition to the above, at October 31, 2010, we had approximately $2.0 billion of recorded liabilities and related interest and penalties pertaining to uncertainty in income tax positions, which will be partially offset by $90 million of deferred tax assets and interest receivable. These liabilities and related interest and penalties include $55 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. See Note 14 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional information on taxes.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Funding Commitments

        In fiscal 2011, we expect to contribute approximately $817 million to our pension and post-retirement plan funding. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Funding for the years following 2011 would be based on the then current market conditions, actuarial estimates and plan funding status. See Note 16 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional information on pension activity.

        As a result of our approved restructuring plans, we expect future cash expenditures of approximately $2.1 billion. We expect to make cash payments of approximately $1.4 billion in fiscal 2011 with remaining cash payments through 2016. See Note 8 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional information on restructuring activities.

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

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2010, we are not involved in any material unconsolidated SPEs.

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

Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in approximately 40 currencies worldwide, of which the most significant foreign currency to our operations for fiscal 2010 were the euro, the Japanese yen, Chinese yuan renminbi and the British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone. We use a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue and, to a lesser extent, cost of sales and inter-company lease loan denominated in currencies other than the U.S. dollar. In addition, when debt is denominated in a foreign currency, we may use swaps to exchange the foreign currency principal and interest obligations for U.S. dollar-denominated amounts to manage the exposure to changes in foreign currency exchange rates. We also use other derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency balance sheet exposures. For these types of derivatives and hedges we recognize the gains and losses on these foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures, primarily if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or the currency is difficult or too expensive to hedge.

        We have performed sensitivity analyses as of October 31, 2010 and 2009, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect at October 31, 2010 and 2009. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $122 million and $106 million at October 31, 2010 and October 31, 2009, respectively.

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

        We have performed sensitivity analyses as of October 31, 2010 and 2009, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investment instruments, financing receivables and interest rate swaps. The analyses use actual maturities for the debt, investments and interest rate swaps and approximate maturities for financing receivables. The discount rates we used were based on the market interest rates in effect at October 31, 2010 and 2009. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, investment instruments and financing receivables, net of interest rate swap positions, of $28 million at October 31, 2010 and $33 million at October 31, 2009.

Equity price risk

        We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $9 million at October 31, 2010 and $5 million at October 31, 2009. We monitor our equity investments for impairment on a periodic basis. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. However, we may use derivative transactions to hedge certain positions from time to time. We do not purchase our equity securities with the intent to use them for speculative purposes. A hypothetical 30% adverse change in the stock prices of our publicly traded equity securities would result in a loss in the fair values of our marketable equity securities of approximately $3 million and $1 million at October 31, 2010 and 2009, respectively. The aggregate cost of privately-held companies, and other investments was $163 million at October 31, 2010 and $142 million at October 31, 2009.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
    Hewlett-Packard Company

        We have audited the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett-Packard Company and subsidiaries at October 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in fiscal year 2010, Hewlett-Packard Company and subsidiaries changed their method of accounting for business combinations with the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations, and their method of accounting for noncontrolling interests with the adoption of the amendments to FASB ASC 810, Consolidation, both effective November 1, 2009. In fiscal year 2009, Hewlett-Packard Company and subsidiaries changed their method of accounting for revenue recognition with the adoption of amendments to the FASB ASC resulting from Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, and Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, both adopted effective November 1, 2008 and their method of accounting for the measurement date provisions for their defined benefit postretirement plans in accordance with the guidance provided in FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R) (codified primarily in FASB ASC Topic 715, Compensation—Retirement Benefits).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hewlett-Packard Company's internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
December 15, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
    Hewlett-Packard Company

        We have audited Hewlett-Packard Company's internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hewlett-Packard Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Hewlett-Packard Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2010, and our report dated December 15, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
December 15, 2010

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

        HP's management assessed the effectiveness of HP's internal control over financial reporting as of October 31, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by HP's management, we determined that HP's internal control over financial reporting was effective as of October 31, 2010. The effectiveness of HP's internal control over financial reporting as of October 31, 2010 has been audited by Ernst & Young LLP, HP's independent registered public accounting firm, as stated in their report which appears on page 71 of this Annual Report on Form 10-K.

/s/ LÉO APOTHEKER Léo Apotheker President and Chief Executive Officer December 15, 2010	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer December 15, 2010

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2010	2009	2008
	In millions, except per share amounts
Net revenue:
Products	$84,799	$74,051	$91,697
Services	40,816	40,124	26,297
Financing income	418	377	370

Total net revenue	126,033	114,552	118,364

Costs and expenses:
Cost of products	65,064	56,503	69,342
Cost of services	30,723	30,695	20,028
Financing interest	302	326	329
Research and development	2,959	2,819	3,543
Selling, general and administrative	12,585	11,613	13,326
Amortization of purchased intangible assets	1,484	1,578	1,012
Restructuring charges	1,144	640	270
Acquisition-related charges	293	242	41

Total operating expenses	114,554	104,416	107,891

Earnings from operations	11,479	10,136	10,473

Interest and other, net	(505)	(721)	—

Earnings before taxes	10,974	9,415	10,473
Provision for taxes	2,213	1,755	2,144

Net earnings	$8,761	$7,660	$8,329

Net earnings per share:
Basic	$3.78	$3.21	$3.35

Diluted	$3.69	$3.14	$3.25

Weighted-average shares used to compute net earnings per share:
Basic	2,319	2,388	2,483

Diluted	2,372	2,437	2,567

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31
	2010	2009
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$10,929	$13,279
Short-term investments	5	55
Accounts receivable	18,481	16,537
Financing receivables	2,986	2,675
Inventory	6,466	6,128
Other current assets	15,317	13,865

Total current assets	54,184	52,539

Property, plant and equipment	11,763	11,262
Long-term financing receivables and other assets	12,225	11,289
Goodwill	38,483	33,109
Purchased intangible assets	7,848	6,600

Total assets	$124,503	$114,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$7,046	$1,850
Accounts payable	14,365	14,809
Employee compensation and benefits	4,256	4,071
Taxes on earnings	802	910
Deferred revenue	6,727	6,182
Accrued restructuring	911	1,109
Other accrued liabilities	15,296	14,072

Total current liabilities	49,403	43,003

Long-term debt	15,258	13,980
Other liabilities	19,061	17,052	(1)
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,204 and 2,365 shares issued and outstanding, respectively)	22	24
Additional paid-in capital	11,569	13,804
Retained earnings	32,695	29,936
Accumulated other comprehensive loss	(3,837)	(3,247)

Total HP stockholders' equity	40,449	40,517
Non-controlling interests	332	247	(1)

Total stockholders' equity	40,781	40,764

Total liabilities and stockholders' equity	$124,503	$114,799

(1)
Reflects the adoption of the accounting standard related to the presentation of non-controlling interests in consolidated financial statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2010	2009	2008
	In millions
Cash flows from operating activities:
Net earnings	$8,761	$7,660	$8,329
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,820	4,780	3,401
Stock-based compensation expense	668	635	606
Provision for doubtful accounts—accounts and financing receivables	156	345	275
Provision for inventory	189	221	214
Restructuring charges	1,144	640	270
Deferred taxes on earnings	197	379	773
Excess tax benefit from stock-based compensation	(294)	(162)	(293)
Other, net	169	22	(61)
Changes in assets and liabilities:
Accounts and financing receivables	(2,398)	(549)	(264)
Inventory	(270)	1,532	89
Accounts payable	(698)	(153)	1,749
Taxes on earnings	723	733	235
Restructuring	(1,334)	(1,237)	(165)
Other assets and liabilities	89	(1,467)	(567)

Net cash provided by operating activities	11,922	13,379	14,591

Cash flows from investing activities:
Investment in property, plant and equipment	(4,133)	(3,695)	(2,990)
Proceeds from sale of property, plant and equipment	602	495	425
Purchases of available-for-sale securities and other investments	(51)	(160)	(178)
Maturities and sales of available-for-sale securities and other investments	200	171	280
Payments made in connection with business acquisitions, net	(8,102)	(391)	(11,248)
Proceeds from business divestiture, net	125	—	—

Net cash used in investing activities	(11,359)	(3,580)	(13,711)

Cash flows from financing activities:
Issuance (repayment) of commercial paper and notes payable, net	4,156	(6,856)	5,015
Issuance of debt	3,156	6,800	3,121
Payment of debt	(1,323)	(2,710)	(1,843)
Issuance of common stock under employee stock plans	2,617	1,837	1,810
Repurchase of common stock	(11,042)	(5,140)	(9,620)
Excess tax benefit from stock-based compensation	294	162	293
Dividends	(771)	(766)	(796)

Net cash used in financing activities	(2,913)	(6,673)	(2,020)

(Decrease) increase in cash and cash equivalents	(2,350)	3,126	(1,140)
Cash and cash equivalents at beginning of period	13,279	10,153	11,293

Cash and cash equivalents at end of period	$10,929	$13,279	$10,153

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
					Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total HP Stockholders' Equity	Non- controlling Interests	Total
	In millions, except number of shares in thousands
Balance October 31, 2007	2,579,714	$26	$16,381	$21,560	$559	$38,526	$43	$38,569
Net earnings				8,329		8,329	10	8,339
Net unrealized loss on available-for-sale securities					(16)	(16)		(16)
Net unrealized gain on cash flow hedges					866	866		866
Unrealized components of defined benefit pension plans					(538)	(538)		(538)
Cumulative translation adjustment					(936)	(936)		(936)

Comprehensive income						7,705	10	7,715

Issuance of common stock in connection with employee stock plans and other	65,235		2,034			2,034		2,034
Repurchases of common stock	(229,646)	(2)	(5,325)	(4,809)		(10,136)		(10,136)
Net excess tax benefits from employee stock plans			316			316		316
Dividends				(796)		(796)		(796)
Stock-based compensation expense			606			606		606
Cumulative effect of change in accounting principle				687		687		687
Changes in ownership of non-controlling interests							184	184

Balance October 31, 2008	2,415,303	$24	$14,012	$24,971	$(65)	$38,942	$237	$39,179
Net earnings				7,660		7,660	78	7,738
Net unrealized gain on available-for-sale securities					16	16		16
Net unrealized loss on cash flow hedges					(971)	(971)		(971)
Unrealized components of defined benefit pension plans					(2,531)	(2,531)		(2,531)
Cumulative translation adjustment					304	304		304

Comprehensive income						4,478	78	4,556

Issuance of common stock in connection with employee stock plans and other	69,157	1	1,783			1,784		1,784
Repurchases of common stock	(119,651)	(1)	(2,789)	(1,922)		(4,712)		(4,712)
Net excess tax benefits from employee stock plans			163			163		163
Dividends				(766)		(766)		(766)
Stock-based compensation expense			635			635		635
Cumulative effect of change in accounting principle				(7)		(7)		(7)
Changes in ownership of non-controlling interests							(68)	(68)

Balance October 31, 2009	2,364,809	$24	$13,804	$29,936	$(3,247)	$40,517	$247	$40,764
Net earnings				8,761		8,761	109	8,870
Net unrealized gain on available-for-sale securities					16	16		16
Net unrealized loss on cash flow hedges					(32)	(32)		(32)
Unrealized components of defined benefit pension plans					(602)	(602)		(602)
Cumulative translation adjustment					28	28	4	32

Comprehensive income						8,171	113	8,284

Issuance of common stock in connection with employee stock plans and other	80,335	1	2,606			2,607		2,607
Repurchases of common stock	(241,246)	(3)	(5,809)	(5,259)		(11,071)		(11,071)
Net excess tax benefits from employee stock plans			300			300		300
Dividends				(743)		(743)	(28)	(771)
Stock-based compensation expense			668			668		668

Balance October 31, 2010	2,203,898	$22	$11,569	$32,695	$(3,837)	$40,449	$332	$40,781

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

Reclassifications and Segment Reorganization

        HP has made certain organizational realignments in order to optimize its operating structure. Reclassifications of prior year financial information have been made to conform to the current year presentation. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. See Note 19 for a further discussion of HP's segment reorganization.

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

        HP recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured. Additionally, HP recognizes hardware revenue on sales to channel partners, including resellers, distributors or value-added solution providers at the time of sale when the channel partners have economic substance apart from HP and HP has completed its obligations related to the sale.

        HP's current revenue recognition policies, which were applied in fiscal 2010 and fiscal 2009, provide that, when a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, HP allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE") if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue, as amended.

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

        HP establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The best estimate of selling price is established considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology life cycles.

        For fiscal 2008, pursuant to the previous guidance for revenue arrangements with multiple deliverables prior to the adoption of Accounting Standards Update ("ASU") No. 2009-13, "Multiple Deliverable Revenue Arrangements," for a sales arrangement with multiple elements, HP allocated revenue to each element based on its relative fair value, or for software, based on VSOE of fair value. In the absence of fair value for a delivered element, HP first allocated revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element could not be determined, HP deferred revenue for the delivered elements until the undelivered elements were delivered or the fair value was determinable for the remaining undelivered elements. If the revenue for a delivered item was not recognized because it was not separable from the undelivered item, then HP also deferred the cost of the delivered item. HP limited the amount of revenue recognition for delivered elements to the amount that was not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges. For the purposes of income statement classification of products and services revenue, when HP could not determine fair value for all of the elements in an arrangement and the transaction was accounted for as a single unit of accounting, HP allocated revenue to products and services based on a rational and consistent methodology. This methodology utilized external and internal pricing inputs to derive HP's best estimate of fair value for the elements in the arrangement.

        In instances when revenue is derived from sales of third-party vendor services, revenue is recorded at gross when HP is a principal to the transaction and net of costs when HP is acting as an agent between the customer and the vendor. Several factors are considered to determine whether HP is an agent or principal, most notably whether HP is the primary obligor to the customer, has established its own pricing, and has inventory and credit risks.

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

  Deferred Revenue and Related Deferred Contract Costs

        Deferred revenue represents amounts received in advance for product support contracts, software customer support contracts, outsourcing start-up services work, consulting and integration projects, product sales or leasing income. The product support contracts include stand-alone product support packages, routine maintenance service contracts, upgrades or extensions to standard product warranty, as well as high availability services for complex, global, networked, multi-vendor environments. HP defers these service amounts at the time HP bills the customer, and HP then generally recognizes the amounts ratably over the support contract life or as HP delivers the services. HP also defers and subsequently amortizes certain costs related to start-up activities that enable the performance of the customer's long-term services contract. Deferred contract costs, including start-up and other unbilled costs, are generally amortized on a straight-line basis over the contract term unless specific customer contract terms and conditions indicate a more accelerated method is more appropriate.

Shipping and Handling

        HP includes costs related to shipping and handling in cost of sales for all periods presented.

Advertising

        HP expenses advertising costs as incurred or when the advertising is first run. Such costs totaled approximately $1.0 billion in fiscal 2010, $0.7 billion in fiscal 2009 and $1.0 billion in fiscal 2008.

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

Foreign Currency Transactions

        HP uses the U.S. dollar predominately as its functional currency. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of sales and expenses are remeasured at average exchange rates in effect during each new reporting period, and net revenue, cost of sales and expenses related to the previously reported periods are remeasured at historical exchange rates. HP includes gains or losses from foreign currency remeasurement in net earnings. Certain foreign subsidiaries designate the local currency as their functional currency, and HP records the translation of their assets and liabilities into U.S. dollars at the balance sheet dates as translation adjustments and includes them as a component of accumulated other comprehensive income (loss).

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

Cash and Cash Equivalents

        HP classifies investments as cash equivalents if the original maturity of an investment is ninety days or less. Cash and cash equivalents consist primarily of highly liquid investments in time deposits held in major banks and commercial paper. As of October 31, 2010 and 2009, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

        HP monitors its investment portfolio for impairment on a periodic basis. When the carrying value of an investment in debt securities exceeds its fair value and the decline in value is determined to be an other-than-temporary decline, and when HP does not intend to sell the debt securities and it is not more likely than not that HP will be required to sell the debt securities prior to recovery of its amortized cost basis, HP records an impairment charge to Interest and other, net in the amount of the credit loss and the balance, if any, to other comprehensive income (loss).

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

        HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of all of these distributors' and resellers' aggregated accounts deteriorate substantially, HP's operating results could be adversely affected. The ten largest distributor and reseller receivable balances collectively, which were concentrated primarily in North America and Europe, represented approximately 18% of gross accounts receivable at October 31, 2010 and 22% at October 31, 2009. No single customer accounts for more than 10% of accounts receivable. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances. To ensure a receivable balance is not overstated due to uncollectibility, an allowance for doubtful accounts is maintained as required under U.S. GAAP. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. The need to write off a receivable balance depends on the age, size and a determination of collectability of the receivable. HP generally has experienced longer accounts receivable collection cycles in its emerging markets, in particular Asia Pacific and Latin America, compared to its markets in the United States and Europe. In the event that accounts receivable collection cycles in emerging markets significantly deteriorate or one or more of HP's larger resellers or enterprise customers fails, HP's operating results could be adversely affected.

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

Allowance for Doubtful Accounts

        HP establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectability. HP maintains bad debt reserves based on a variety of factors, including the length of time receivables are past due, trends in overall weighted-average risk rating of the total portfolio, macroeconomic conditions, significant one-time events, historical experience and the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors and the financial condition of customers. HP records a specific reserve for individual accounts when HP becomes aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to the specific customer change, HP would further adjust estimates of the recoverability of receivables.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

Business Combinations

        HP has adopted the new accounting standard related to business combinations. HP has included the results of operations of the businesses that it acquired in fiscal 2010 in HP's consolidated results as of the respective dates of acquisition. HP allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, HP will record a charge for the value of the related intangible asset to HP's Consolidated Statement of Earnings in the period it is abandoned. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.

Goodwill and Purchased Intangible Assets

        Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. HP reviews goodwill and purchased intangible assets with indefinite lives for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For goodwill, HP performs a two-step impairment test. In the first step, HP compares the fair value of each reporting unit to its carrying value. In general, HP's reporting units are consistent with the reportable segments identified in Note 19. However, for certain businesses within the Corporate Investments segment, the reporting unit is one step below the segment level. HP determines the fair value of its reporting units based on a weighting of income and market approaches. Under the income approach, HP calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, HP estimates the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then HP must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, HP records an impairment loss equal to the difference.

        HP estimates the fair value of indefinite-lived purchased intangible assets using an income approach. HP recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

        HP amortizes purchased intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from one to ten years.

Long-Lived Asset Impairment

        HP evaluates property, plant and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. HP assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When HP identifies an impairment, HP reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

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

Derivative Financial Instruments

        HP uses derivative financial instruments, primarily forwards, swaps, and options, to hedge certain foreign currency and interest rate exposures. HP also may use other derivative instruments not designated as hedges such as forwards used to hedge foreign currency balance sheet exposures. HP does not use derivative, financial instruments for speculative purposes. See Note 10 for a full description of HP's derivative financial instrument activities and related accounting policies.

Retirement and Post-Retirement Plans

        HP has various defined benefit, other contributory and noncontributory retirement and post-retirement plans. In addition, HP has assumed additional retirement and post-retirement plans in connection with its acquisition of Electronic Data Systems Corporation ("EDS") in August 2008. HP generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the remaining estimated service life of participants. The measurement date for all HP plans is October 31 for fiscal 2010 and fiscal 2009. See Note 10 for a full description of these plans and the accounting and funding policies.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

Accounting Pronouncements

        In December 2007, the FASB issued a new accounting standard related to non-controlling interests. The standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interests, changes in a parent's ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. In January 2010, the FASB issued Accounting Standards Update No. 2010-02, "Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification." This update clarifies the scope of the decrease in ownership provisions and also requires expanded disclosures. HP adopted these standards in the first quarter of fiscal 2010 with retrospective application of the presentation and disclosure requirements. Non-controlling interests of $247 million at October 31, 2009 were reclassified from Other liabilities to Stockholders' equity in the Consolidated Condensed Balance Sheet as of October 31, 2009. Elimination of the income attributable to non-controlling interests, recorded in Interest and other, net, was not material for fiscal years 2010, 2009 and 2008 and is disclosed in the Consolidated Statements of Stockholders' Equity.

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include incentive compensation plans and an employee stock purchase plan ("ESPP").

Stock-based Compensation Expense and the Related Income Tax Benefits

        Total stock-based compensation expense before income taxes for fiscal 2010, 2009 and 2008 was $668 million, $635 million and $606 million, respectively. The resulting income tax benefit for fiscal 2010, 2009 and 2008 was $216 million, $199 million and $178 million, respectively.

        Cash received from option exercises and purchases under the ESPP was $2.6 billion in fiscal 2010 and $1.8 billion for both fiscal 2009 and 2008. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards in fiscal 2010, 2009 and 2008 was $414 million, $252 million and $412 million, respectively.

Incentive Compensation Plans

        HP's incentive compensation plans include principal equity plans adopted in 2004 (as amended in 2010), 2000, 1995 and 1990 ("principal equity plans"), as well as various equity plans assumed through acquisitions under which stock-based awards are outstanding. Stock-based awards granted from the principal equity plans include performance-based restricted units ("PRUs"), stock options and restricted stock awards. Employees meeting certain employment qualifications are eligible to receive stock-based awards.

        In fiscal 2008, HP implemented a program that provides for the issuance of PRUs representing hypothetical shares of HP common stock. PRU awards may be granted to eligible employees, including HP's principal executive officer, principal financial officer and other executive officers. Each PRU award reflects a target number of shares ("Target Shares") that may be issued to the award recipient

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

before adjusting for performance and market conditions. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus company performance goals. Those goals are based on HP's annual cash flow from operations as a percentage of revenue and total shareholder return ("TSR") relative to the S&P 500 over the three-year performance period. Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the Target Shares granted, based on the calculations described below.

        Cash flow performance goals are established at the beginning of each year. At the end of each year, a portion of the Target Shares may be credited in the award recipient's name depending on the achievement of the cash flow performance goal for that year. The number of shares credited varies between 0% if performance is below the minimum level and 150% if performance is at or above the maximum level. For performance between the minimum level and the maximum level, a proportionate percentage between 30% and 150% is applied based on relative performance between the minimum and the maximum levels.

        Following the expiration of the three-year performance period, the number of shares credited to the award recipient during the performance period is adjusted by a TSR modifier. The TSR modifier varies between 0%, if the minimum level is not met, resulting in no payout under the PRU award, and 133%, if performance is at or above the maximum level. For performance between the minimum level and the maximum level, a proportionate TSR modifier between 66% and 133% is applied based on relative performance between the minimum and the maximum levels. The number of shares, if any, received by the PRU award recipient equals the number of shares credited to the award recipient during the performance period multiplied by the TSR modifier.

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

        Stock options granted under the principal equity plans are generally non-qualified stock options, but the principal equity plans permit some options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. Stock options generally vest over four years from the date of grant. The exercise price of a stock option is equal to the fair market value of HP's common stock on the option grant date (as determined by the reported sale prices of HP's common stock when the market closes on that date). The contractual term of options granted since fiscal 2003 was generally eight years, while the contractual term of options granted prior to fiscal 2003 was generally ten years. Prior to March 2010, HP could choose, in certain cases, to establish a discounted exercise price at no less than 75% of fair market value on the grant date. HP has not granted any discounted options since fiscal 2003.

        Under the principal equity plans, HP granted certain employees cash-settled awards, restricted stock awards, or both. Restricted stock awards are non-vested stock awards that may include grants of restricted stock or grants of restricted stock units. Cash-settled awards and restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

the release of the restrictions. Such awards generally vest one to three years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. However, shares underlying restricted stock units are included in the calculation of diluted earnings per share ("EPS"). HP expenses the fair market value of restricted stock awards, as determined on the date of grant, ratably over the period during which the restrictions lapse.

  Performance-based Restricted Units

        HP estimates the fair value of a target PRU share using the Monte Carlo simulation model, as the TSR modifier contains a market condition. The following weighted-average assumptions were used to determine the weighted-average fair values of the PRU awards for fiscal years ended October 31:

	2010	2009	2008
Weighted-average fair value of grants per share	$57.13 (1)	$40.56 (2)	$40.21 (3)
Expected volatility(4)	38%	35%	26%
Risk-free interest rate	0.73%	1.34%	3.13%
Dividend yield	0.64%	0.88%	0.70%
Expected life in months	22	30	33

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

(4)
HP uses historic volatility for PRU awards as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        Non-vested PRUs as of October 31, 2010 and 2009 and changes during fiscal 2010 and 2009 were as follows:

	2010		2009
	Shares in thousands
Outstanding Target Shares at beginning of year	21,093		8,473
Granted	7,388		13,966
Vested	(7,186)	(1)	—
Change in units due to performance and market conditions achievement for PRUs vested in the year	(108)		—
Forfeited	(2,679)		(1,346)

Outstanding Target Shares at end of year	18,508		21,093

Outstanding Target Shares of PRUs assigned a fair value at end of year	10,201	(2)	9,796	(3)

(1)
Vested shares were issued to award recipients in November 2010.

(2)
Excludes target shares for the third year for PRUs granted in fiscal 2009 and for the second and third years for PRUs granted in fiscal 2010 as the measurement date has not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual cash flow goals are approved.

(3)
Excludes target shares for the third year for PRUs granted in fiscal 2008 and for the second and third years for PRUs granted in fiscal 2009 as the measurement date has not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual cash flow goals are approved.

        At October 31, 2010, there was $222 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average vesting period of 1.2 years. At October 31, 2009, there was $193 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expected to recognize over the remaining weighted-average vesting period of 1.5 years.

  Stock Options

        HP utilized the Black-Scholes option pricing model to value the stock options granted under its principal equity plans. HP examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, HP identified three employee populations on which to apply the Black-Scholes model. The table below presents the weighted-average expected life in months of the combined three identified employee populations. The expected life computation is based on historical exercise patterns and post-vesting termination behavior within each of the three populations identified. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        The weighted-average fair value of stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2010	2009	2008
Weighted-average fair value of grants per share(1)	$13.33	$13.04	$15.26
Implied volatility	30%	43%	34%
Risk-free interest rate	2.06%	2.07%	3.09%
Dividend yield	0.68%	0.92%	0.69%
Expected life in months	61	61	60

(1)
The fair value calculation was based on stock options granted during the period.

        Option activity as of October 31 during each fiscal year was as follows:

	2010				2009
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	233,214	$33			307,728	$34
Granted and assumed through acquisitions	11,939	$22			2,190	$29
Exercised	(75,002)	$34			(55,784)	$28
Forfeited/cancelled/expired	(27,235)	$55			(20,920)	$57

Outstanding at end of year	142,916	$28	2.7	$2,140	233,214	$33	2.6	$3,643

Vested and expected to vest at end of year	141,082	$28	2.7	$2,114	231,134	$33	2.6	$3,623

Exercisable at end of year	125,232	$28	2.1	$1,895	207,757	$32	2.2	$3,399

        In fiscal 2010, stock options to purchase approximately 10 million shares with a weighted-average exercise price of $19 per share were assumed through acquisitions.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on October 31, 2010 and 2009. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of fiscal 2010 and fiscal 2009 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised in fiscal 2010, 2009 and 2008 was $1.3 billion, $0.8 billion and $1.1 billion, respectively. Total grant date fair value of options vested and expensed in fiscal 2010, 2009 and 2008 was $93 million, $172 million and $264 million, respectively, net of taxes.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        Information about options outstanding at October 31, 2010 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	In thousands	In years		In thousands
$0-$9.99	2,075	7.8	$7	177	$6
$10-$19.99	22,174	2.5	$15	17,757	$16
$20-$29.99	58,806	2.0	$23	56,725	$23
$30-$39.99	33,614	2.8	$32	32,182	$32
$40-$49.99	22,749	4.2	$43	15,825	$43
$50-$59.99	1,509	5.7	$52	578	$52
$60 and over	1,989	1.6	$77	1,988	$77

	142,916	2.7	$28	125,232	$28

        At October 31, 2010, there was $280 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over a weighted-average vesting period of 1.6 years. At October 31, 2009, there was $188 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expected to recognize over the remaining weighted-average vesting period of 1.1 years.

  Restricted Stock Awards

        Non-vested restricted stock awards as of October 31, 2010 and 2009 and changes during fiscal 2010 and 2009 were as follows:

	2010		2009
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands
Outstanding at beginning of year	6,864	$44	12,930	$44
Granted and assumed through acquisitions	4,821	$48	836	$36
Vested	(5,202)	$46	(6,532)	$44
Forfeited	(635)	$46	(370)	$45

Outstanding at end of year	5,848	$45	6,864	$44

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        The details of restricted stock awards granted and assumed through acquisitions were as follows:

	2010		2009
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands
Restricted stock	1,543	$48	493	$36
Restricted stock units	3,278	$48	343	$35

	4,821	$48	836	$36

        In fiscal 2010, approximately 3 million restricted stock units with a weighted-average grant date fair value of $48 per share were assumed through acquisitions.

        The details of non-vested restricted stock awards at fiscal year end were as follows:

	2010	2009
	Shares in thousands
Non-vested at October 31:
Restricted stock	1,936	1,771
Restricted stock units	3,912	5,093

	5,848	6,864

        At October 31, 2010, there was $152 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.5 years. At October 31, 2009, there was $117 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expected to recognize over the remaining weighted-average vesting period of 1.6 years.

Employee Stock Purchase Plan

        HP sponsors the Hewlett-Packard Company 2000 Employee Stock Purchase Plan (the "ESPP"), also known as the Share Ownership Plan, pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP's common stock. The ESPP expired in November 2010.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        The ESPP activity as of October 31 during each fiscal year was as follows:

	2010	2009	2008
	In millions, except weighted-average purchase price per share
Compensation expense, net of taxes	$—	$24	$58
Shares purchased	1.62	6.16	9.68
Weighted-average purchase price per share	$47	$33	$36
	2010	2009	2008
	In thousands
Employees eligible to participate	251	260	164
Employees who participated	18	49	50

Shares Reserved

        Shares available for future grant and shares reserved for future issuance under the ESPP and incentive compensation plans were as follows:

	2010		2009		2008
	Shares in thousands
Shares available for future grant at October 31:
HP plans	124,553	(1)	95,311	(1)	117,655
Assumed Compaq and EDS plans	—		82,449	(2)	73,147

	124,553		177,760		190,802

Shares reserved for future issuance under all stock-related benefit plans at October 31	296,973		410,977		498,574

(1)
Includes 30 million and 24 million shares that expired in November 2010 and November 2009, respectively.

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

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the following fiscal years ended October 31:

	2010	2009	2008
	In millions, except per share amounts
Numerator:
Net earnings(1)	$8,761	$7,660	$8,329
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	—	—	3

Net earnings, adjusted	$8,761	$7,660	$8,332

Denominator:
Weighted-average shares used to compute basic EPS	2,319	2,388	2,483
Effect of dilutive securities:
Dilutive effect of employee stock plans	53	49	81
Zero-coupon subordinated convertible notes	—	—	3

Dilutive potential common shares	53	49	84

Weighted-average shares used to compute diluted EPS	2,372	2,437	2,567

Net earnings per share:
Basic	$3.78	$3.21	$3.35

Diluted	$3.69	$3.14	$3.25

(1)
Net earnings available to participating securities were not significant for fiscal years 2010, 2009 and 2008. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. In fiscal years 2010, 2009 and 2008, HP excluded from the calculation of diluted EPS options to purchase 5 million shares, 85 million shares and 54 million shares, respectively. HP also excluded from the calculation of diluted EPS options to purchase an additional 2 million shares, 2 million shares and 28 million shares in fiscal years 2010, 2009 and 2008, respectively, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock because their effect would be anti-dilutive.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details

        Balance sheet details were as follows for the following fiscal years ended October 31:

  Accounts and Financing Receivables

	2010	2009
	In millions
Accounts receivable	$19,006	$17,166
Allowance for doubtful accounts	(525)	(629)

	$18,481	$16,537

Financing receivables	$3,050	$2,723
Allowance for doubtful accounts	(64)	(48)

	$2,986	$2,675

        HP has revolving trade receivables based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was $524 million as of October 31, 2010. HP sold $1,753 million of trade receivables during fiscal 2010. As of October 31, 2010, HP had $175 million available under these programs.

  Inventory

	2010	2009
	In millions
Finished goods	$4,431	$4,092
Purchased parts and fabricated assemblies	2,035	2,036

	$6,466	$6,128

  Other Current Assets

	2010	2009
	In millions
Deferred tax assets—short-term	$5,833	$4,979
Value added taxes receivable from various governments	3,366	2,650
Supplier and other receivables	2,737	3,439
Prepaid and other current assets	3,381	2,797

	$15,317	$13,865

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details (Continued)

  Property, Plant and Equipment

	2010	2009
	In millions
Land	$530	$513
Buildings and leasehold improvements	8,523	7,472
Machinery and equipment	13,874	12,959

	22,927	20,944

Accumulated depreciation	(11,164)	(9,682)

	$11,763	$11,262

        Depreciation expense was approximately $3.3 billion in fiscal 2010, $3.2 billion in fiscal 2009 and $2.4 billion in fiscal 2008.

  Subsequent event

        On November 16, 2010 HP sold land and buildings for approximately $415 million realizing a gain of approximately $280 million. The sale is part of the company's multi-year program to consolidate real estate locations worldwide to reduce real estate costs.

  Long-Term Financing Receivables and Other Assets

	2010	2009
	In millions
Financing receivables, net	$3,584	$3,303
Deferred tax assets—long term	2,070	1,750
Other	6,571	6,236

	$12,225	$11,289

  Other Accrued Liabilities

	2010	2009
	In millions
Other accrued taxes	$3,216	$2,784
Warranty	1,774	1,777
Sales and marketing programs	3,374	2,724
Other	6,932	6,787

	$15,296	$14,072

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details (Continued)

  Other Liabilities

	2010	2009
	In millions
Pension, post-retirement, and post-employment liabilities	$6,754	$6,427
Deferred tax liability—long-term	5,239	4,230
Long term deferred revenue	3,303	3,249
Other long-term liabilities	3,765	3,146

	$19,061	$17,052

Note 5: Supplemental Cash Flow Information

        Supplemental cash flow information to the Consolidated Statements of Cash Flows was as follows for the following fiscal years ended October 31:

	2010	2009	2008
	In millions
Cash paid for income taxes, net	$1,293	$643	$1,136
Cash paid for interest	$384	$572	$426
Non-cash investing and financing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$93	$—	$316
Purchase of assets under financing arrangements	$—	$283	$—
Purchase of assets under capital leases	$122	$131	$30

Note 6: Acquisitions

  Acquisitions in fiscal 2010

        In fiscal 2010, HP completed eleven acquisitions. The purchase price allocation for these acquisitions as set forth in the table below reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes, and residual goodwill. We expect to continue to obtain information to assist us in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments that HP determines to be material will be applied retrospectively to the period of acquisition in HP's consolidated financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Acquisitions (Continued)

        The following table presents the aggregate purchase price allocation, including those items that are still preliminary allocations, for all of HP's acquisitions in fiscal 2010:

In millions
Net tangible assets	$1,400
Amortizable intangible assets	2,402
In-process research and development	331
Goodwill	5,230

Total purchase price	$9,363

        The largest acquisitions completed in fiscal 2010 are as follows:

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

  Acquisition of Palm, Inc. ("Palm")

        On July 1, 2010, HP completed the acquisition of Palm, a provider of smartphones powered by the Palm webOS mobile operating system. HP reports the financial results of the Palm business in the Corporate Investments segment. The aggregate purchase price was $1.8 billion, which included cash paid for common stock, vested-in-the-money stock awards, the estimated fair value of earned unvested stock awards assumed as well as certain debt that was repaid at the acquisition date. In connection with this acquisition, HP recorded approximately $879 million of goodwill, amortizable purchased intangible assets of $344 million and IPR&D assets of $80 million. HP is amortizing the purchased intangible assets on a straight-line basis over an estimated weighted-average life of 6.2 years.

  Acquisition of 3PAR Inc. ("3PAR")

        On September 27, 2010, HP completed the acquisition of 3PAR, a provider of utility storage. HP reports the financial results of the 3PAR business in its Enterprise Storage and Servers ("ESS") segment. The aggregate purchase price was $2.3 billion, which included cash paid for common stock, vested-in-the-money stock awards and the estimated fair value of earned unvested stock awards assumed at the acquisition date. In connection with this acquisition, HP recorded approximately $1.6 billion of goodwill, amortizable purchased intangible assets of $569 million and IPR&D assets of $101 million. HP is amortizing the purchased intangible assets on a straight-line basis over an estimated weighted-average life of 6.0 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Acquisitions (Continued)

  Acquisition of ArcSight Inc. ("ArcSight")

        On October 22, 2010, HP completed the acquisition of ArcSight, a security and compliance management company. HP reports the financial results of the ArcSight business in the HP Software segment. The aggregate purchase price was $1.7 billion, which included cash paid for common stock, vested-in-the-money stock awards and the estimated fair value of earned unvested stock awards assumed at the acquisition date. In connection with this acquisition, HP recorded approximately $1.2 billion of goodwill, amortizable purchased intangible assets of $393 million and IPR&D assets of $41 million. HP is amortizing the purchased intangible assets on a straight-line basis over an estimated weighted-average life of 6.8 years.

  Acquisitions in prior years

        In fiscal 2009, HP completed two acquisitions. Total consideration for the acquisitions was $390 million, which includes direct transaction costs and the assumption of certain liabilities in connection with the transactions. The largest of the two acquisitions was the acquisition of Lefthand Networks, Inc., a leading provider of storage virtualization and solutions, which has been integrated into ESS, at a purchase price of $347 million. In fiscal 2009, HP recorded $315 million of goodwill, $105 million of purchased intangibles and $7 million of IPR&D related to these transactions.

        In fiscal 2008, HP completed nine acquisitions and a minority interest purchase for a total consideration of $14.6 billion. The largest acquisition was the acquisition of EDS for a purchase price of $13.0 billion. The purchase price comprised of $12.7 billion cash paid for outstanding common stock, $328 million for the fair value of stock options and restricted stock units assumed, and $36 million for direct transaction costs. Of the total purchase price, $10.4 billion has been allocated to goodwill, $4.6 billion has been allocated to amortizable intangible assets acquired and $2.0 billion has been allocated to net tangible liabilities assumed in connection with the acquisition. HP also expensed $30 million for IPR&D charges. HP included the results of EDS in its consolidated results of operations starting on August 26, 2008, the closing date of the acquisition.

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

Note 7: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of October 31, 2010 and 2009 and changes in the carrying amount of goodwill during the fiscal year ended October 31, 2010 and 2009 are as follows:

	Services	Enterprise Storage and Servers	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2008	$16,284	$4,745	$6,162	$2,493	$2,463	$144	$44	$32,335
Goodwill acquired during the period	—	315	—	—	—	—	—	315
Goodwill adjustments	545	(55)	(22)	(6)	(3)	—	—	459

Balance at October 31, 2009	$16,829	$5,005	$6,140	$2,487	$2,460	$144	$44	$33,109
Goodwill acquired during the period	17	1,635	1,407	18	—	—	2,153	5,230
Goodwill adjustments	121	(30)	(2)	(5)	(4)	—	64	144

Balance at October 31, 2010	$16,967	$6,610	$7,545	$2,500	$2,456	$144	$2,261	$38,483

        During fiscal 2010, HP recorded approximately $5.2 billion of goodwill related to acquisitions based on its preliminary purchase price allocations. In addition, HP recorded goodwill adjustments primarily related to an increase to the deferred tax liability on outside basis differences of EDS foreign subsidiaries at acquisition. HP also recorded an increase to goodwill as a result of currency translation related to 3Com's subsidiary whose functional currency is not the U.S. dollar. These increases to goodwill were partially offset by tax adjustments primarily related to tax deductible stock-based awards for certain acquisitions for which the acquisition date preceded the effective date of the new accounting standard for business combinations.

        During fiscal 2009, HP recorded adjustments of approximately $306 million to the estimated fair values of EDS's intangible assets and net liabilities acquired resulting in an increase to EDS's goodwill, which is allocated to the Services segment. These changes in the estimated fair values relate primarily to restructuring liabilities, fixed assets, net deferred tax liabilities and intangible assets. In addition,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Goodwill and Purchased Intangible Assets (Continued)

goodwill increased approximately $255 million as a result of currency translation related to certain of EDS's foreign subsidiaries whose functional currency is not the U.S. dollar. These increases in goodwill were partially offset by tax adjustments for various previous acquisitions.

        Based on the results of its annual impairment tests, HP determined that no impairment of goodwill existed as of August 1, 2010 or August 1, 2009. However, future goodwill impairment tests could result in a charge to earnings. HP will continue to evaluate goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions for each of the following fiscal years ended October 31 are composed of:

	2010			2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$7,503	$(3,864)	$3,639	$6,763	$(3,034)	$3,729
Developed and core technology and patents	5,763	(3,384)	2,379	4,171	(2,747)	1,424
Product trademarks	346	(239)	107	247	(222)	25

Total amortizable purchased intangible assets	13,612	(7,487)	6,125	11,181	(6,003)	5,178
IPR&D	301	—	301	—	—	—
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$15,335	$(7,487)	$7,848	$12,603	$(6,003)	$6,600

        For fiscal 2010, HP recorded approximately $2.7 billion of purchased intangible assets and IPR&D related to acquisitions based on its preliminary purchase price allocations.

        For fiscal 2009, HP recorded an increase of $83 million to purchased intangibles as a result of currency translation related to certain of EDS's foreign subsidiaries whose functional currency is not the U.S. dollar. HP also recorded an increase of $21 million to the estimated fair value of EDS's intangible assets acquired.

        Based on the results of its annual impairment tests, HP determined that no impairment of the indefinite-lived Compaq trade name existed as of August 1, 2010 or August 1, 2009. However, future impairment tests could result in a charge to earnings. HP will continue to evaluate the Compaq trade name on an annual basis as of the beginning of its fourth fiscal quarter and whenever events and changes in circumstances indicate that there may be an indicator of potential impairment.

        The finite-lived purchased intangible assets consist of customer contracts, customer lists and distribution agreements, which have weighted-average useful lives of 8 years, and developed and core technology, patents and product trademarks, which have weighted-average useful lives of 5 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Goodwill and Purchased Intangible Assets (Continued)

        Estimated future amortization expense related to finite-lived purchased intangible assets at October 31, 2010 is as follows:

Fiscal year:	In millions
2011	$1,513
2012	1,296
2013	1,142
2014	803
2015	681
Thereafter	690

Total	$6,125

Note 8: Restructuring Charges

        HP records restructuring charges associated with management approved restructuring plans to either reorganize one or more of HP's business segments, or to remove duplicative headcount and infrastructure associated with one or more business acquisitions. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation cost. Restructuring charges are recorded based upon planned employee termination dates and site closure and consolidation plans. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. HP records the short-term portion of the restructuring liability in Accrued restructuring and the long-term portion in Other liabilities in the Consolidated Balance Sheets.

  Fiscal 2010 Acquisitions

        On July 1, 2010, HP completed the acquisition of Palm. In connection with the acquisition, HP's management approved and initiated a plan to restructure the operations of Palm, including severance for Palm employees, contract cancellation costs and other items. The total expected cost of the plan is $46 million. In fiscal 2010, HP recorded restructuring charges of approximately $46 million. No further restructuring charges are anticipated, subject to changes in the Palm integration plan. The majority of these costs are expected to be paid out by the second quarter of fiscal 2011.

        On April 12, 2010, HP completed the acquisition of 3Com. In connection with the acquisition, HP's management approved and initiated a plan to restructure the operation of 3Com, including severance costs and costs to vacate duplicative facilities. The total expected cost of the plan is $42 million. In fiscal 2010, HP recorded restructuring charges of approximately $18 million. HP expects to record the majority of the cost of this restructuring plan by the second quarter of fiscal 2011 based upon the timing of planned terminations and facility closure dates. These costs are expected to be paid out through fiscal 2016.

  Fiscal 2010 ES Restructuring Plan

        On June 1, 2010, HP's management announced a plan to restructure its enterprise services business, which includes its infrastructure technology outsourcing, business process outsourcing and application services business units. The multi-year restructuring program includes plans to consolidate commercial data centers, tools and applications. The total expected cost of the plan that will be

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Restructuring Charges (Continued)

recorded as restructuring charges is approximately $1.0 billion, including severance costs to eliminate approximately 9,000 positions and infrastructure charges. For fiscal 2010, a restructuring charge of $650 million was recorded primarily related to severance costs. HP expects to record the majority of the remaining severance costs by the second quarter of fiscal 2011 and the majority of the infrastructure charges through fiscal 2012. The timing of the charges is based upon planned termination dates and site closure and consolidation plans. The majority of the associated cash payments are expected to be paid out through the fourth quarter of fiscal 2012. As of October 31, 2010, approximately 2,100 positions have been eliminated.

  Fiscal 2009 Restructuring Plan

        In May 2009, HP's management approved and initiated a restructuring plan to structurally change and improve the effectiveness of the Imaging and Printing Group ("IPG"), the Personal Systems Group ("PSG"), and Enterprise Storage and Servers ("ESS") businesses. The total expected cost of the plan is $292 million in severance-related costs associated with the planned elimination of approximately 5,000 positions. As of October 31, 2010, approximately 4,200 positions had been eliminated. HP expects the remaining positions to be eliminated and a majority of the restructuring costs to be paid out through the first quarter of fiscal 2011.

  Fiscal 2008 HP/EDS Restructuring Plan

        In connection with the acquisition of EDS on August 26, 2008, HP's management approved and initiated a restructuring plan to combine and align HP's services businesses, eliminate duplicative overhead functions and consolidate and vacate duplicative facilities. The restructuring plan is expected to be implemented over four years from the acquisition date at a total expected cost of $3.4 billion.

        The restructuring plan includes severance cost to eliminate approximately 25,000 positions. As of October 31, 2010, the vast majority of the positions had been eliminated, and the associated severance costs had been paid out. The infrastructure charges in the restructuring plan include facility closure and consolidation costs and the costs associated with early termination of certain contractual obligations. HP expects to record the majority of these costs through fiscal 2011 based upon the execution of site closure and consolidation plans. The associated cash payments are expected to be paid out through fiscal 2016.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Restructuring Charges (Continued)

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the twelve months ended October 31, 2010 were as follows:

						As of October 31, 2010
	Balance, October 31, 2009	Fiscal year 2010 charges (reversals)	Cash payments	Non-cash settlements and other adjustments	Balance, October 31, 2010	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2010 acquisitions	$—	$64	$(20)	$—	$44	$64	$88
Fiscal 2010 ES Plan:
Severance	$—	$630	$(55)	$45	$620	$630	$761
Infrastructure	—	20	(6)	(10)	4	20	231

Total ES Plan	$—	$650	$(61)	$35	$624	$650	$992
Fiscal 2009 Plan	$248	$(5)	$(177)	$(9)	$57	$292	$292
Fiscal 2008 HP/EDS Plan:
Severance	$747	$236	$(873)	$(35)	$75	$2,146	$2,146
Infrastructure	419	193	(185)	(19)	408	693	1,239

Total HP/EDS Plan	$1,166	$429	$(1,058)	$(54)	$483	$2,839	$3,385

Total restructuring plans	$1,414	$1,138	$(1,316)	$(28)	$1,208	$3,845	$4,757

        During fiscal 2010, HP had completed payouts of restructuring liabilities associated with previous restructuring actions and recorded a restructuring charge in fiscal 2010 of $6 million associated with these actions. At October 31, 2009, HP had $51 million of restructuring liabilities associated with these actions.

        At October 31, 2010 and October 31, 2009, HP included the long-term portion of the restructuring liability of $297 million and $356 million, respectively, in Other liabilities, and the short-term portion in Accrued restructuring in the accompanying Consolidated Balance Sheets.

Note 9: Fair Value

        HP adopted the provisions related to the fair value of nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010 for the following major categories of nonfinancial items from the Consolidated Balance Sheet: Property, plant and equipment; Goodwill; Purchased intangible assets; Accrued restructuring; and the asset retirement obligations within Other accrued liabilities and Other liabilities. The provisions of the accounting standard related to measuring fair value and related disclosures are applied to nonfinancial assets and nonfinancial liabilities whenever they are required to be measured at fair value, such as when accounting for a business combination, when evaluating and/or determining impairment, or in accordance with certain other accounting pronouncements. Except for assets and liabilities acquired in business combinations as discussed in Note 6, HP did not measure any material nonfinancial assets and nonfinancial liabilities at fair value on a non-recurring basis in fiscal 2010.

        Except for the provisions noted above, the accounting standard relating to fair value measurements and disclosures became effective for HP beginning in fiscal 2009. This standard establishes a new framework for measuring fair value and expands related disclosures. The framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2010				As of October 31, 2009
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$6,598	$—	$6,598	$—	$8,925	$—	$8,925
Commercial paper	—	—	—	—	—	1,388	—	1,388
Money market funds	971	—	—	971	262	—	—	262
Marketable equity securities	11	3	—	14	7	3	—	10
Foreign bonds	8	365	—	373	10	367	—	377
Corporate bonds and other debt securities	3	6	50	59	5	5	36	46
Derivatives:
Interest rate contracts	—	735	—	735	—	375	—	375
Foreign exchange contracts	—	150	32	182	—	379	1	380
Other derivatives	—	5	6	11	—	1	—	1

Total Assets	$993	$7,862	$88	$8,943	$284	$11,443	$37	$11,764

Liabilities
Derivatives:
Interest rate contracts	$—	$89	$—	$89	$—	$51	$—	$51
Foreign exchange contracts	—	880	10	890	—	720	1	721
Other derivatives	—	—	—	—	—	2	—	2

Total Liabilities	$—	$969	$10	$979	$—	$773	$1	$774

        The following table presents the changes in Level 3 instruments in fiscal years 2010 and 2009 that were measured at fair value on a recurring basis. The majority of the Level 3 balances consist of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Fair Value (Continued)

investment securities classified as available-for-sale with changes in fair value recorded in other comprehensive income ("OCI").

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
	Other Debt Securities	Derivative Instruments	Total
	In millions
Beginning balance at November 1, 2009	$36	$—	$36
Total (losses) gains (realized/unrealized):
Included in earnings(1)	(8)	2	(6)
Included in OCI	14	67	81
Purchases, issuances, and settlements	8	(41)	(33)

Ending balance at October 31, 2010	$50	$28	$78

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held as of October 31, 2010	$(8)	$2	$(6)

(1)
Included in Interest and other, net in the accompanying Consolidated Statements of Earnings.

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
	Other Debt Securities	Derivative Instruments	Total
	In millions
Beginning balance at November 1, 2008	$64	$(1)	$63
Total (losses) gains (realized/unrealized):
Included in earnings(1)	(2)	2	—
Included in OCI	(25)	(2)	(27)
Purchases, issuances, and settlements	(1)	1	—

Ending balance at October 31, 2009	$36	$—	$36

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held as of October 31, 2009	$(2)	$—	$(2)

(1)
Included in Interest and other, net in the accompanying Consolidated Statements of Earnings.

        HP measures certain assets including cost and equity method investments at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. In fiscal years 2010 and 2009, HP recorded an impairment charge of $5 million and $22 million, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments at fair value as of October 31, 2010 and October 31, 2009 were as follows:

	October 31, 2010				October 31, 2009
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Cash Equivalents
Time deposits	$6,590	$—	$—	$6,590	$8,870	$—	$—	$8,870
Commercial paper	—	—	—	—	1,388	—	—	1,388
Money market funds	971	—	—	971	262	—	—	262

Total cash equivalents	7,561	—	—	7,561	10,520	—	—	10,520

Available-for-Sale Investments
Debt securities:
Time deposits	8	—	—	8	55	—	—	55
Foreign bonds	315	58	—	373	328	49	—	377
Corporate bonds and other debt securities	89	—	(30)	59	91	—	(45)	46

Total debt securities	412	58	(30)	440	474	49	(45)	478

Equity securities in public companies	5	4	—	9	3	2	—	5

Total cash equivalents and available-for-sale investments	$7,978	$62	$(30)	$8,010	$10,997	$51	$(45)	$11,003

        Cash equivalents consist of investments in time deposits, commercial paper and money market funds with original maturities of ninety days or less. Interest income related to cash and cash equivalents was approximately $111 million in fiscal 2010, $119 million in fiscal 2009 and $401 million in fiscal 2008. Time deposits were primarily issued by institutions outside the U.S. as of October 31, 2010 and October 31, 2009. Available-for-sale securities consist of short-term investments which mature within twelve months or less and long-term investments with maturities longer than twelve months. Investments include primarily time deposits, fixed-interest securities, and institutional bonds. HP estimates the fair values of its investments based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that will be realized in the future.

        The gross unrealized loss as of October 31, 2010 was due primarily to declines in the fair value of certain debt securities and included $28 million that has been in a continuous loss position for more than twelve months. The gross unrealized loss as of October 31, 2009 was due primarily to declines in the fair value of certain debt securities and included $20 million that had been in a continuous loss

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

position for more than twelve months. HP does not intend to sell these debt securities, and it is not likely that HP will be required to sell these debt securities prior to the recovery of the amortized cost.

        HP determined the declines in value of certain investments to be other-than-temporary declines. Accordingly, HP recorded impairments relating to credit losses of approximately $12 million in fiscal 2010, $24 million in fiscal 2009 and $27 million in fiscal 2008. HP includes these impairments in Interest and other, net in the Consolidated Statements of Earnings. Depending on market and other conditions, HP may record additional impairments with respect to its investment portfolio in the future.

        Contractual maturities of short-term and long-term investments in available-for-sale debt securities at October 31, 2010 were as follows:

	October 31, 2010
	Cost	Estimated Fair Value
	In millions
Due in less than one year	$5	$5
Due in 1-5 years	15	15
Due in more than five years	392	420

	$412	$440

        Proceeds from sales and maturities of available-for-sale and other securities were $200 million and $171 million in fiscal years 2010 and 2009, respectively. There were $8 million of gross realized gains on total investments in fiscal 2010. There were no realized gains or losses on total investments in fiscal 2009. The specific identification method is used to account for gains and losses on available-for-sale securities.

        A summary of the carrying values and balance sheet classification of all short-term and long-term investments in debt and equity securities as of October 31, 2010 and October 31, 2009 was as follows:

	October 31, 2010	October 31, 2009
	In millions
Time deposits	$—	$55
Available-for-sale debt securities	5	—

Short-term investments	5	55

Time deposits	8	—
Available-for-sale debt securities	427	423
Available-for-sale equity securities	9	5
Equity securities in privately-held companies	154	129
Other investments	9	13

Included in long-term financing receivables and other assets	607	570

Total investments	$612	$625

        Equity securities in privately held companies include cost basis and equity method investments. Other investments include marketable trading securities held to generate returns that HP expects to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

offset changes in certain liabilities related to deferred compensation arrangements. HP includes gains or losses from changes in fair value of these securities, offset by losses or gains on the related liabilities, in Interest and other, net, in HP's Consolidated Statements of Earnings. The net losses associated with these securities were $7 million and $14 million in fiscal years 2010 and 2009, respectively.

  Derivative Financial Instruments

        HP is a global company that is exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, option contracts, interest rate swaps, and total return swaps, to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. HP does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. HP designates its derivatives as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivatives, on a gross basis, in the Consolidated Balance Sheets at fair value and reports them in Other current assets, Long-term financing receivables and other assets, Other accrued liabilities, or Other liabilities. HP classifies cash flows from the derivative programs as operating activities in the Consolidated Statements of Cash Flows.

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

        Certain of HP's derivative instruments contain credit-risk-related contingent features, such as a provision whereby HP and the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions if HP's or the counterparties' credit rating falls below certain thresholds. As of October 31, 2010 and October 31, 2009, HP was not required to post any collateral, and HP did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.

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

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expense, and intercompany lease loan denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within six to twelve months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During fiscal years 2010, 2009 and 2008, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statements of Earnings. As of October 31, 2010 and October 31, 2009, the portion of hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in fiscal years 2010, 2009 and 2008.

  Fair Value of Derivative Instruments in the Consolidated Balance Sheets

        As discussed in Note 9, HP estimates the fair values of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Consolidated Balance Sheets were recorded as follows:

	As of October 31, 2010					As of October 31, 2009
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$8,575	$—	$656	$—	$—	$7,575	$—	$346	$—	$5
Cash flow hedges:
Foreign exchange contracts	16,862	98	20	503	83	15,056	116	12	389	33
Net investment hedges:
Foreign exchange contracts	1,466	8	2	58	62	1,350	13	12	47	39

Total derivatives designated as hedging instruments	26,903	106	678	561	145	23,981	129	370	436	77

Derivatives not designated as hedging instruments
Foreign exchange contracts	13,701	51	3	129	55	16,104	206	20	163	51
Interest rate contracts(2)	2,200	—	79	—	89	2,211	—	29	—	45
Other derivatives	397	5	6	—	—	268	2	—	2	—

Total derivatives not designated as hedging instruments	16,298	56	88	129	144	18,583	208	49	165	96

Total derivatives	$43,201	$162	$766	$690	$289	$42,564	$337	$419	$601	$173

(1)
Represents the face amounts of contracts that were outstanding as of October 31, 2010 and October 31, 2009, respectively.

(2)
Represents offsetting swaps acquired through previous business combination that were not designated as hedging instruments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

  Effect of Derivative Instruments on the Consolidated Statements of Earnings

        The before-tax effect of a derivative instrument and related hedged item in a fair value hedging relationship for fiscal years ended October 31, 2010 and October 31, 2009 was as follows:

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	2010	Hedged Item	Location	2010
		In millions			In millions
Interest rate contracts	Interest and other, net	$316	Fixed-rate debt	Interest and other, net	$(299)

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	2009	Hedged Item	Location	2009
		In millions			In millions
Interest rate contracts	Interest and other, net	$232	Fixed-rate debt	Interest and other, net	$(236)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for fiscal years 2010 and 2009 was as follows:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)		Gain Recognized in Income on Derivative(1) (Ineffective portion and Amount Excluded from Effectiveness Testing)
	2010	Location	2010	Location	2010
	In millions		In millions		In millions
Cash flow hedges:
Foreign exchange contracts	$273	Net revenue	$325	Net revenue	$—
Foreign exchange contracts	50	Cost of products	80	Cost of products	—
Foreign exchange contracts	1	Other operating expenses	—	Other operating expenses	—
Foreign exchange contracts	20	Interest and other, net	—	Interest and other, net	—
Foreign exchange contracts	25	Net revenue	26	Interest and other, net	9

Total cash flow hedges	$369		$431		$9

Net investment hedges:
Foreign exchange contracts	$(82)	Interest and other, net	$—	Interest and other, net	$—

(1)
Amount of gain recognized in income on derivative represents a $9 million gain related to the amount excluded from the assessment of hedge effectiveness in fiscal 2010.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

        HP expects to reclassify an estimated net accumulated other comprehensive loss of $200 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Earnings for fiscal years 2010 and 2009 was as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	2010
		In millions
Foreign exchange contracts	Interest and other, net	$(764)
Other derivatives	Interest and other, net	8
Interest rate contracts	Interest and other, net	6

Total		$(750)

	Gain (Loss) Recognized in Income on Derivative
	Location	2009
		In millions
Foreign exchange contracts	Interest and other, net	$(989)
Other derivatives	Interest and other, net	(1)
Interest rate contracts	Interest and other, net	1

Total		$(989)

  Other Financial Instruments

        For the balance of HP's financial instruments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's short- and long-term debt was approximately $22.5 billion at October 31, 2010, compared to a carrying value of $22.3 billion at that date. The estimated fair value of HP's short- and long-term debt was approximately $16.0 billion at October 31, 2009, compared to a carrying value of $15.8 billion at that date. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

Note 11: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases resulting from the placement of HP's and third-party products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of net financing receivables, which are

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Financing Receivables and Operating Leases (Continued)

included in financing receivables and long-term financing receivables and other assets, were as follows for the following fiscal years ended October 31:

	2010	2009
	In millions
Minimum lease payments receivable	$7,094	$6,413
Allowance for doubtful accounts	(140)	(108)
Unguaranteed residual value	212	244
Unearned income	(596)	(571)

Financing receivables, net	6,570	5,978
Less current portion	(2,986)	(2,675)

Amounts due after one year, net	$3,584	$3,303

        As of October 31, 2010, scheduled maturities of HP's minimum lease payments receivable were as follows for the following fiscal years ended October 31:

	2011	2012	2013	2014	Thereafter	Total
Scheduled maturities of minimum lease payments receivable	$3,320	$1,951	$1,113	$520	$190	$7,094

        Equipment leased to customers under operating leases was $3.5 billion at October 31, 2010 and $3.0 billion at October 31, 2009 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $1.0 billion at October 31, 2010 and $0.9 billion at October 31, 2009. As of October 31, 2010, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows for the following fiscal years ended October 31:

	2011	2012	2013	2014	Thereafter	Total
Minimum future rentals on non-cancelable operating leases	$1,169	$785	$398	$127	$46	$2,525

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

        The changes in HP's aggregate product warranty liabilities were as follows for the following fiscal years ended October 31:

	2010	2009
	In millions
Product warranty liability at beginning of year	$2,409	$2,614
Accruals for warranties issued	2,689	2,701
Adjustments related to pre-existing warranties (including changes in estimates)	(53)	(223)
Settlements made (in cash or in kind)	(2,598)	(2,683)

Product warranty liability at end of year	$2,447	$2,409

Note 13: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows for the following fiscal years ended October 31:

	2010		2009
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Commercial paper	$4,432	0.3%	$294	1.2%
Current portion of long-term debt	2,216	2.2%	1,143	1.0%
Notes payable to banks, lines of credit and other	398	1.5%	413	2.0%

	$7,046		$1,850

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $348 million and $326 million at October 31, 2010 and 2009, respectively.

  Long-Term Debt

        Long-term debt was as follows for the following fiscal years ended October 31:

	2010	2009
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.505% in June 2002 at 6.5%, due July 2012	$500	$499
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, due March 2012	600	600
$900 issued at discount to par at a price of 99.938% in February 2007 at 5.25%, due March 2012	900	900
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,000 issued at par in June 2007 at three-month USD LIBOR plus 0.06%, paid June 2010	—	1,000
$1,500 issued at discount to par at a price of 99.921% in March 2008 at 4.5%, due March 2013	1,499	1,499
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, due March 2014	1,994	1,992
$275 issued at par in February 2009 at three-month USD LIBOR plus 1.75%, due February 2011	275	275
$1,000 issued at discount to par at a price of 99.956% in February 2009 at 4.25%, due February 2012	1,000	1,000
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500
2009 Shelf Registration Statement:
$750 issued at par in May 2009 at three-month USD LIBOR plus 1.05%, due May 2011	750	750
$1,000 issued at discount to par at a price of 99.967% in May 2009 at 2.25%, due May 2011	1,000	1,000
250 issued at discount to par at a price of 99.984% in May 2009 at 2.95%, due August 2012	250	250
$800 issued at par in September 2010 at three-month USD LIBOR plus 0.125%, due September 2012	800	—

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

	2010	2009
	In millions
$1,100 issued at discount to par of 99.921% in September 2010 at 1.25% due September 2013	1,099	—
$1,100 issued at discount to par of 99.887% in September 2010 at 2.125% due September 2015	1,099	—

	14,515	12,514

EDS Senior Notes
$1,100 issued June 2003 at 6.0%, due August 2013	1,130	1,140
$300 issued October 1999 at 7.45%, due October 2029	315	315

	1,445	1,455

Other, including capital lease obligations, at 0.59%-8.63%, due in calendar year 2010-2024	845	785
Fair value adjustment related to hedged debt	669	369
Less: current portion	(2,216)	(1,143)

Total long-term debt	$15,258	$13,980

        As disclosed in Note 9 to the Consolidated Financial Statements, HP uses interest rate swaps to mitigate the market risk exposures in connection with certain fixed interest global notes to achieve primarily U.S. dollar LIBOR-based floating interest expense. The table above does not reflect the interest rate swap impact on the interest rate.

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

        HP has a $3.0 billion five-year credit facility expiring in May 2012. In February 2009, HP entered into a $3.5 billion 364-day credit facility. The February credit facility expired in February 2010, at which time HP entered into a new $3.5 billion 364-day credit facility maintaining the total amount available under its credit facilities at $6.5 billion. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. The credit facilities are senior unsecured committed borrowing arrangements primarily to support the issuance of U.S. commercial paper. HP's ability to have a U.S. commercial paper outstanding balance that exceeds the $6.5 billion

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

supported by these credit facilities is subject to a number of factors, including liquidity conditions and business performance.

        Included in Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of October 31, 2010, the carrying value of the assets approximated the carrying value of the borrowings of $130 million.

        As of October 31, 2010, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2009 Shelf Registration Statement. As of that date, HP also had up to approximately $13.8 billion of available borrowing resources, including $12.1 billion under its commercial paper programs and approximately $1.5 billion relating to uncommitted lines of credit.

        Aggregate future maturities of long-term debt at face value (excluding a fair value adjustment related to hedged debt of $669 million, a premium on debt issuance of $45 million, and a discount on debt issuance of $17 million) were as follows at October 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total
	In millions
Aggregate future maturities of debt outstanding including capital lease obligations	$2,208	$4,272	$3,775	$3,720	$1,111	$1,691	$16,777

        Interest expense on borrowings was approximately $417 million in fiscal 2010, $597 million in fiscal 2009, and $467 million in fiscal 2008.

  Subsequent event

        On December 2, 2010, HP issued $2 billion of U.S. Dollar Global Notes under the 2009 Shelf Registration Statement. The Global Notes consisted of fixed rate notes at market rates with maturities of five and ten years from the date of issuance.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings

        The domestic and foreign components of earnings were as follows for the following fiscal years ended October 31:

	2010	2009	2008
	In millions
U.S.	$4,027	$2,569	$2,232
Non-U.S.	6,947	6,846	8,241

	$10,974	$9,415	$10,473

        The provision for (benefit from) taxes on earnings was as follows for the following fiscal years ended October 31:

	2010	2009	2008
	In millions
U.S. federal taxes:
Current	$484	$47	$405
Deferred	231	956	686
Non-U.S. taxes:
Current	1,345	1,156	922
Deferred	21	(356)	(85)
State taxes:
Current	187	173	44
Deferred	(55)	(221)	172

	$2,213	$1,755	$2,144

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        The significant components of deferred tax assets and deferred tax liabilities were as follows for the following fiscal years ended October 31:

	2010		2009
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss carryforwards	$9,832	$—	$9,191	$—
Credit carryforwards	733	—	1,444	—
Unremitted earnings of foreign subsidiaries	—	7,529	—	7,555
Inventory valuation	153	10	111	6
Intercompany transactions—profit in inventory	514	1	534	16
Intercompany transactions—excluding inventory	2,339	—	1,328	—
Fixed assets	163	15	119	9
Warranty	723	48	794	38
Employee and retiree benefits	2,800	29	2,692	80
Accounts receivable allowance	290	9	300	4
Capitalized research and development	597	—	879	—
Purchased intangible assets	11	1,885	28	1,594
Restructuring	404	13	459	17
Equity investments	59	—	81	—
Deferred revenue	975	24	949	12
Other	1,587	251	1,599	82

Gross deferred tax assets and liabilities	21,180	9,814	20,508	9,413
Valuation allowance	(8,755)	—	(8,678)	—

Total deferred tax assets and liabilities	$12,425	$9,814	$11,830	$9,413

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the following fiscal years ended October 31:

	2010	2009
	In millions
Current deferred tax assets	$5,833	$4,979
Current deferred tax liabilities	(53)	(83)
Long-term deferred tax assets	2,070	1,751
Long-term deferred tax liabilities	(5,239)	(4,230)

Total deferred tax assets net of deferred tax liabilities	$2,611	$2,417

        As of October 31, 2010, HP had $2.8 billion, $4.1 billion and $29.8 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in each of these respective totals will begin to expire in fiscal 2011. HP also has a capital loss carryforward of approximately $275 million which will expire in fiscal 2015. HP has provided a valuation allowance of $145 million for deferred tax assets related to federal and state net operating losses, $106 million for deferred tax assets related to capital loss carryforwards, and $8.0 billion for deferred tax assets related to foreign net operating loss carryforwards that HP does not expect to realize.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        As of October 31, 2010, HP had recorded deferred tax assets for various tax credit carryforwards of $733 million. This amount includes $74 million of U.S. foreign tax credit carryforwards which begin to expire in fiscal 2011 and against which HP has recorded a valuation allowance of $47 million. HP had alternative minimum tax credit carryforwards of $11 million, which do not expire, and U.S. research and development credit carryforwards of $293 million, which will begin to expire in fiscal 2024. HP also had tax credit carryforwards of $356 million in various states and foreign countries for which HP has provided a valuation allowance of $176 million to reduce the related deferred tax asset. These credits will begin to expire in fiscal 2011.

        Gross deferred tax assets at October 31, 2010 and 2009 were reduced by valuation allowances of $8.8 billion and $8.7 billion, respectively. The valuation allowance increased by $77 million in fiscal 2010, consisting of $106 million associated with federal capital loss carryovers, and a net $29 million decrease associated with various net operating losses and tax credits.

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

        Net excess tax benefits resulting from the exercise of employee stock options and other employee stock programs are recorded as an increase in stockholders' equity and were approximately $300 million in fiscal 2010, $163 million in fiscal 2009, and $316 million in fiscal 2008.

        The differences between the U.S. federal statutory income tax rate and HP's effective tax rate were as follows for the following fiscal years ended October 31:

	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.3	0.9	1.3
Lower rates in other jurisdictions, net	(18.3)	(12.2)	(16.9)
Research and development credit	(0.1)	(0.5)	(0.4)
Foreign net operating loss	—	(4.1)	—
Valuation allowance	0.8	(0.6)	—
Accrued taxes due to post-acquisition integration	—	0.6	2.0
Other, net	1.5	(0.5)	(0.5)

	20.2%	18.6%	20.5%

        In fiscal 2010, HP recorded $26 million of net income tax benefits related to items unique to the year. These amounts included adjustments to prior year foreign income tax accruals and credits, settlement of tax audit matters, valuation allowance adjustments, and other miscellaneous discrete items.

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

        In fiscal 2008, HP recorded $251 million of net income tax expense related to items unique to the year. The recorded amounts consisted of a tax charge of $205 million associated with the post-acquisition EDS integration, $44 million for the adjustment to estimated fiscal 2007 tax accruals upon filing the 2007 U.S. federal income tax return, and net tax charges of $2 million attributable to other items.

        In October 2008, the Emergency Economic Stabilization Act of 2008 was signed into law, which included a retroactive two year extension of the research and development tax credit from January 1, 2008 through December 31, 2009. The retroactive income tax benefit of $45 million was recorded in HP's financial statements in the fourth quarter of fiscal 2008.

        As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2024. The gross income tax benefits attributable to the tax status of these subsidiaries were estimated to be $966 million ($0.41 per share) in fiscal year 2010, $853 million ($0.35 per share) in fiscal year 2009, and $900 million ($0.35 per share) in fiscal year 2008. The gross income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        The total amount of gross unrecognized tax benefits was $2.1 billion as of October 31, 2010. A reconciliation of unrecognized tax benefits is as follows:

Balance at November 1, 2007	$2,271
Increases:
For current year's tax positions	101
For prior years' tax positions	739
Decreases:
For prior years' tax positions	(751)
Statute of limitations expiration	(16)
Settlements with taxing authorities	(11)

Balance at October 31, 2008	$2,333

Increases:
For current year's tax positions	115
For prior years' tax positions	626
Decreases:
For prior years' tax positions	(762)
Statute of limitations expiration	(293)
Settlements with taxing authorities	(131)

Balance at October 31, 2009	$1,888

Increases:
For current year's tax positions	27
For prior years' tax positions	347
Decreases:
For prior years' tax positions	(120)
Statute of limitations expiration	(1)
Settlements with taxing authorities	(56)

Balance at October 31, 2010	$2,085

        Up to $680 million, $950 million and $1.0 billion of HP's unrecognized tax benefits at October 31, 2008, 2009 and 2010, respectively, would affect HP's effective tax rate if realized.

        HP recognizes interest income from favorable settlements and income tax receivables and interest expense and penalties accrued on unrecognized tax benefits within income tax expense. As of October 31, 2010, HP had accrued a net $181 million payable for interest and penalties. During fiscal 2010, HP recognized net interest expense net of tax on net deficiencies of $66 million.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any IRS audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $442 million within the next 12 months.

        HP is subject to income tax in the United States and approximately 80 foreign countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent's Reports ("RAR") for its fiscal 2001, 2002 and 2006 tax years. The IRS began an audit of HP's 2007 income tax returns in 2009, and began its audit of HP's 2008 income tax returns during 2010. With respect to major foreign and state tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999. HP believes that adequate accruals have been provided for all open tax years.

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

        Tax years of EDS through 2002 have been audited by the IRS, and all proposed adjustments have been resolved. The IRS is currently auditing EDS's tax years 2005, 2006, 2007 and the short period ended August 26, 2008. On December 5, 2008, EDS received a RAR for exam years 2003 and 2004, proposing a tax deficiency of $82 million. This deficiency includes a $12 million effect on carrybacks to 2000 and 2001. HP is appealing certain issues and believes adequate reserves have been provided for all years.

        On January 30, 2008, HP received a Notice of Deficiency from the IRS for its fiscal 2003 tax year. The Notice of Deficiency asserted that HP owes additional tax of $21 million. At the same time, HP received an RAR from the IRS for its fiscal 2002 tax year that proposed no change in HP's tax liability for that year. In addition to the proposed deficiency for fiscal 2003, the IRS's adjustments for both years, if sustained, would reduce tax refund claims HP has filed for net operating loss carrybacks to earlier fiscal years and reduce the tax benefits of tax credit carryforwards to subsequent years, by approximately $249 million. This amount reflects certain transfer pricing adjustments that were settled during fiscal 2008. HP plans to contest certain remaining adjustments proposed in the Notice of Deficiency and the RAR. Towards this end, HP filed a petition with the United States Tax Court on April 29, 2008. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in refund claims that could result from the IRS actions.

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

        HP has not provided for U.S. federal income and foreign withholding taxes on $21.9 billion of undistributed earnings from non-U.S. operations as of October 31, 2010 because HP intends to reinvest such earnings indefinitely outside of the United States. If HP were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. HP will remit non-indefinitely reinvested earnings of its non-US subsidiaries for which deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and it determines that it is advantageous for business operations, tax or cash management reasons.

Note 15: Stockholders' Equity

  Dividends

        The stockholders of HP common stock are entitled to receive dividends when and as declared by HP's Board of Directors. Dividends are paid quarterly. Dividends declared were $0.32 per common share in each of fiscal 2010, 2009 and 2008.

  Stock Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In fiscal 2010, HP executed share repurchases of 241 million shares. Repurchases of 240 million shares were settled for $11.0 billion, which included 3 million shares repurchased in transactions that were executed in fiscal 2009 but settled in fiscal 2010. HP had approximately 4 million shares repurchased in the fourth quarter of fiscal 2010 that will be settled in the next fiscal year. In fiscal 2009, HP completed share repurchases of approximately 120 million shares. Repurchases of approximately 132 million shares were settled for $5.1 billion, which included approximately 14 million shares repurchased in transactions that were executed in fiscal 2008 but settled in fiscal 2009. In fiscal 2008, HP completed share repurchases of approximately 230 million shares. Repurchases of approximately 216 million shares were settled for $9.6 billion, which included approximately 1 million shares repurchased in transactions that were executed in fiscal 2007 but settled in fiscal 2008. The foregoing shares repurchased and settled in fiscal 2010, fiscal 2009 and fiscal 2008 were all open market repurchase transactions.

        In fiscal 2010, HP's Board of Directors authorized an additional $18.0 billion for future share repurchases. In fiscal 2009, there was no additional authorization for future share repurchases by HP's Board of Directors. In fiscal 2008, HP's Board of Directors authorized an additional $16.0 billion for future share repurchases. As of October 31, 2010, HP had remaining authorization of approximately $10.9 billion for future share repurchases.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Stockholders' Equity (Continued)

Comprehensive Income

        The changes in the components of other comprehensive income, net of taxes, were as follows for the following fiscal years ended October 31:

	2010	2009	2008
	In millions
Net earnings	$8,761	$7,660	$8,329
Net change in unrealized gains (losses) on available-for-sale securities:
Change in net unrealized gains (losses), net of tax of $9 million in fiscal 2010, net of tax of $11 million in fiscal 2009 and net of tax benefit of $7 million in fiscal 2008	16	17	(17)
Net unrealized (gains) losses reclassified into earnings, with no tax effect in fiscal 2010, fiscal 2009 and fiscal 2008	—	(1)	1

	16	16	(16)

Net change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) recognized in OCI, net of tax of $119 million in fiscal 2010, net of tax benefit of $362 million in fiscal 2009 and net of tax of $468 million in fiscal 2008	250	(540)	808
(Gains) losses reclassified into income, net of tax of $149 million in fiscal 2010, net of tax of $187 million in fiscal 2009 and net of tax benefit of $34 million in fiscal 2008	(282)	(431)	58

	(32)	(971)	866

Net change in cumulative translation adjustment, net of tax of $31 million in fiscal 2010, net of tax of $227 million in fiscal 2009 and net of tax benefit of $476 million in fiscal 2008	28	304	(936)
Net change in unrealized components of defined benefit plans, net of tax benefit of $83 million in fiscal 2010, $905 million in fiscal 2009 and $42 million in fiscal 2008	(602)	(2,531)	(538)

Comprehensive income	$8,171	$4,478	$7,705

        The components of accumulated other comprehensive loss, net of taxes, were as follows for the following fiscal years ended October 31:

	2010	2009	2008
	In millions
Net unrealized gain (loss) on available-for-sale securities	$20	$4	$(12)
Net unrealized (loss) gain on cash flow hedges	(201)	(169)	802
Cumulative translation adjustment	(431)	(459)	(763)
Unrealized components of defined benefit plans	(3,225)	(2,623)	(92)

Accumulated other comprehensive loss	$(3,837)	$(3,247)	$(65)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans

  Acquisition of EDS

        On August 26, 2008, EDS became a wholly-owned subsidiary of HP. EDS sponsors qualified and non-qualified defined benefit pension plans covering substantially all of its employees. The majority of the EDS defined benefit pension plans are noncontributory. In most plans, employees become fully vested upon attaining two to five years of service, and benefits are based on many factors, which differ by country, but the most significant is years of service and earnings. The projected unit credit cost method is used for actuarial purposes. Plan assets and plan obligations associated with the EDS defined benefit pension plans were included as of the acquisition date and through October 31, 2008. On a global basis, EDS plan assets totaled $7.8 billion and plan obligations totaled $10.1 billion as of August 26, 2008. The U.S. portion of global assets and obligations totaled $4.1 billion and $5.0 billion, respectively.

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

        Following the acquisition of EDS, HP announced that it was modifying the EDS U.S. qualified and non-qualified plans for employees accruing benefits under the programs. Effective January 1, 2009, EDS employees in the U.S. ceased accruing pension benefits, and the final pension benefit for EDS employees who retire on and after that date will be calculated based on pay and service through December 31, 2008.

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

	2010		2009
	Plan Assets	Projected Benefit Obligation	Plan Assets	Projected Benefit Obligation
	In millions
U.S. defined benefit plans	$9,427	$10,902	$8,371	$10,034
DPSP	927	927	872	872

Total	$10,354	$11,829	$9,243	$10,906

  Post-Retirement Benefit Plans

        Through fiscal 2005, substantially all of HP's U.S. employees at December 31, 2002 could become eligible for partially subsidized retiree medical benefits and retiree life insurance benefits under the Pre-2003 HP Retiree Medical Program (the "Pre-2003 Program") and certain other retiree medical programs. Plan participants in the Pre-2003 Program make contributions based on their choice of medical option and length of service. U.S. employees hired or rehired on or after January 1, 2003 may become eligible to participate in a post-retirement medical plan, the HP Retiree Medical Program, but must bear the full cost of their participation. Effective January 1, 2006, employees whose combination of age and years of service was less than 62 no longer were eligible for the subsidized Pre-2003 Program, but instead were eligible for the HP Retiree Medical Program. Employees no longer eligible for the Pre-2003 Program, as well as employees hired on or after January 1, 2003, are eligible for certain credits under the HP Retirement Medical Savings Account Plan ("RMSA Plan") upon attaining age 45. Upon retirement, former employees may use credits under the RMSA Plan for the reimbursement of certain eligible medical expenses, including premiums required for coverage under the HP Retiree Medical Program. In February 2007, HP further limited future eligibility for the Pre-2003 HP Retiree Medical Program to those employees who were within five years of satisfying the program's retirement criteria on June 30, 2007. Employees not meeting the modified program criteria may become eligible for participation in the HP Retiree Medical Program. In November 2008, HP announced that it was changing the limits on future cost-sharing for the Pre-2003 Program whereby all future cost increases will be paid by participating retirees starting in 2011. In June 2008, HP modified the RMSA Plan to provide that generally only those employees who were employed with HP as of July 31, 2008 would be eligible to receive employer credits. In September 2008, HP further modified the RMSA Plan to provide that such employees would receive employer credits only in the form of matching contributions.

        HP currently collects a retiree drug subsidy from the U.S. federal government relating to the retiree prescription drug benefits that it provides. Collecting the retiree drug subsidy is one of several alternatives under Medicare Part D that employers have in financing these benefits. In March 2010, HP decided to contract with a prescription drug plan, leveraging the employer group waiver plan process, to provide group benefits under Medicare Part D as an alternative to collecting the retiree drug subsidy. This change in retiree prescription drug financing strategy will take effect in 2013, and, due to the health care reform legislation enacted in March 2010, is expected to give HP access to greater U.S. federal subsidies over time to help pay for retiree benefits. Aside from this impact, the health care

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

reform legislation is not expected to affect the cost of HP's retiree welfare programs because the subsidy offered by HP is fixed.

        During fiscal year 2010, HP also announced the elimination of company-paid retiree life insurance effective January 1, 2011.

  Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $535 million in fiscal 2010, $568 million in fiscal 2009 and $548 million in fiscal 2008. U.S. employees are automatically enrolled in the Hewlett-Packard Company 401(k) Plan (the "HP 401(k) Plan") when they meet eligibility requirements, unless they decline participation. Similar to HP, EDS offered participation in defined contribution plans for U.S. and non-U.S. employees, including an EDS 401(k) Plan.

        During fiscal 2008, HP matched employee contributions to the HP 401(k) Plan with cash contributions up to a maximum of 6% of eligible compensation for U.S. employees hired prior to August 1, 2008. For U.S. employees hired on or after August 1, 2008 HP matched employee contributions up to a maximum of 4% of eligible compensation.

        The employer match for the EDS 401(k) Plan was 25% of the employee contribution based on a maximum contribution of 6% of the employee's salary. Effective January 1, 2009, U.S. employees participating in the EDS 401(k) Plan became eligible for a 4% matching contribution on eligible compensation. Similar to the HP 401(k) Plan, contributions are invested at the direction of the employee in various funds, although the EDS 401(k) Plan does not offer an HP stock fund.

        Effective April 1, 2009, HP matching contributions under both the HP 401(k) Plan and the EDS 401(k) Plan were changed to a quarterly, discretionary, performance-based match of up to a maximum of 4% of eligible compensation for all U.S. employees to be determined each fiscal quarter based on business results. HP matching contributions may vary from 0% to 100% of the maximum 4% match, based on such factors as quarterly earnings, market share growth, and performance relative to market and economic conditions. HP's matching contributions for each of the quarters in fiscal 2010 were 100% of the maximum 4% match. Effective November 2010, the quarterly employer matching contributions in the HP 401(k) Plan and the EDS 401(k) Plan will no longer be discretionary, but will be equal to 100% of an employee's contributions, up to a maximum of 4% of eligible compensation.

        Effective January 31, 2004, HP designated the HP Stock Fund, an investment option under the HP 401(k) Plan, as an Employee Stock Ownership Plan and, as a result, participants in the HP Stock Fund may receive dividends in cash or may reinvest such dividends into the HP Stock Fund. HP paid approximately $7 million, $8 million, and $9 million in dividends for the HP common shares held by the HP Stock Fund in fiscal 2010, 2009, and 2008, respectively. HP records the dividends as a reduction of retained earnings in the Consolidated Statements of Stockholders' Equity. The HP Stock Fund held approximately 22 million shares of HP common stock at October 31, 2010.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

  Pension and Post-Retirement Benefit Expense

        HP's net pension and post-retirement benefit cost (gain) recognized in the Consolidated Statements of Earnings was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	In millions
Service cost	$1	$27	$63	$319	$312	$281	$12	$14	$29
Interest cost	578	592	296	657	619	475	47	70	78
Expected return on plan assets	(662)	(533)	(318)	(756)	(669)	(713)	(32)	(32)	(40)
Amortization and deferrals:
Actuarial loss (gain)	27	(72)	(36)	214	71	1	14	6	19
Prior service benefit	—	—	—	(11)	(9)	(8)	(87)	(78)	(55)

Net periodic benefit cost	(56)	14	5	423	324	36	(46)	(20)	31

Curtailment (gain) loss	—	—	—	(6)	5	—	(13)	(2)	—
Settlement loss (gain)	7	(1)	(1)	7	12	(2)	—	—	—
Special termination benefits	—	—	—	29	55	4	—	—	—

Net benefit (gain) cost	$(49)	$13	$4	$453	$396	$38	$(59)	$(22)	$31

        In fiscal 2010, HP recognized aggregate pension curtailment gains and settlement losses totaling $6 million and $7 million, respectively, resulting from workforce rebalancing initiatives in several non-U.S. countries. In the United Kingdom, workforce rebalancing initiatives triggered pension termination benefits totaling $29 million. In the United States, a settlement loss of $7 million was recognized for payout activity related to non-qualified plans and a curtailment gain of $13 million was recognized for the elimination of life insurance benefits.

        The weighted-average assumptions used to calculate net benefit cost were as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	5.9%	8.0%	6.4%	5.0%	6.0%	5.2%	5.4%	8.2%	6.2%
Average increase in compensation levels	2.0%	2.0%	3.7%	2.5%	2.6%	3.3%	—	—	—
Expected long-term return on assets	8.0%	7.5%	6.7%	7.0%	6.9%	6.8%	9.5%	9.3%	8.7%

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

        The medical cost and related assumptions used to calculate the net post-retirement benefit cost for the following fiscal years ended October 31 were as follows:

	2010(1)	2009	2008
Current medical cost trend rate	—	9.5%	7.5%
Ultimate medical cost trend rate	—	5.5%	5.5%
Year the medical cost rate reaches ultimate trend rate	—	2013	2010

(1)
In connection with the plan changes announced in November 2008, the employer subsidy for the U.S. retiree medical plans was "frozen" in fiscal 2010. Therefore, trend rates for 2010 and beyond are no longer relevant to the liability calculation since any excess cost will be paid by retirees.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

  Funded Status

        The funded status of the defined benefit and post-retirement benefit plans was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$8,371	$7,313	$11,325	$9,507	$352	$401
Acquisition/addition/(deletion) of plans	—	—	—	(4)	—	—
Actual return on plan assets	1,224	1,509	1,430	856	56	(15)
Employer contributions	290	55	482	531	25	31
Participants' contributions	—	—	72	84	49	9
Benefits paid	(440)	(488)	(366)	(449)	(108)	(74)
Settlements	(18)	(18)	(73)	(125)	—	—
Currency impact	—	—	(110)	925	—	—

Fair value—end of year	9,427	8,371	12,760	11,325	374	352

Change in benefit obligation:
Projected benefit obligation—beginning of year	$10,034	$7,654	$14,144	$10,468	$992	$1,096
Acquisition/addition/(deletion) of plans	—	—	5	(40)	—	(9)
Impact of change in measurement date	—	21	—	49	—	1
Service cost	1	27	319	312	12	14
Interest cost	578	592	658	619	47	70
Participants' contributions	—	—	72	84	49	9
Actuarial loss (gain)	747	2,245	1,514	2,106	(120)	60
Benefits paid	(440)	(488)	(366)	(449)	(109)	(74)
Plan amendments	—	1	(26)	(11)	(28)	(179)
Curtailment	—	—	(12)	(22)	—	—
Settlement	(18)	(18)	(73)	(125)	—	—
Special termination benefits	—	—	29	55	—	—
Currency impact	—	—	(175)	1,098	2	4

Projected benefit obligation—end of year	10,902	10,034	16,089	14,144	845	992

Plan assets less than benefit obligation	(1,475)	(1,663)	(3,329)	(2,819)	(471)	(640)

Net amount recognized	$(1,475)	$(1,663)	$(3,329)	$(2,819)	$(471)	$(640)

Accumulated benefit obligation	$10,900	$10,031	$15,204	$13,217

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

        The net amounts recognized for HP's defined benefit and post-retirement benefit plans in HP's Consolidated Balance Sheets as of October 31, 2010 and October 31, 2009 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
	In millions
Non-current assets	$—	$965	$95	$101	$—	$—
Current liability	(30)	(29)	(37)	(38)	(39)	(43)
Non-current liability	(1,445)	(2,599)	(3,387)	(2,882)	(432)	(597)

Net amount recognized	$(1,475)	$(1,663)	$(3,329)	$(2,819)	$(471)	$(640)

        The following table summarizes the pretax net experience loss (gain) and prior service benefit recognized in accumulated other comprehensive (income) loss for the company's defined benefit and post-retirement benefit plans as of October 31, 2010.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net experience loss (gain)	$820	$3,868	$(11)
Prior service benefit	—	(114)	(432)

Total recognized in accumulated other comprehensive loss (income)	$820	$3,754	$(443)

        The following table summarizes the experience loss and prior service benefit that will be amortized from accumulated other comprehensive income and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net experience loss	$34	$261	$2
Prior service benefit	—	(14)	(83)

Total to be recognized in accumulated other comprehensive loss (income)	$34	$247	$(81)

        The weighted-average assumptions used to calculate the benefit obligation disclosed as of the 2010 and 2009 fiscal close were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2010	2009	2010	2009	2010	2009
Discount rate	5.6%	5.9%	4.4%	5.0%	4.4%	5.4%
Average increase in compensation levels	2.0%	2.0%	2.5%	2.5%	—	—

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

        Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2010	2009	2010	2009
	In millions
Aggregate fair value of plan assets	$9,427	$3,516	$11,907	$9,247
Aggregate projected benefit obligation	$10,902	$6,144	$15,331	$12,167

        Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2010	2009	2010	2009
	In millions
Aggregate fair value of plan assets	$9,427	$3,515	$10,529	$7,040
Aggregate accumulated benefit obligation	$10,900	$6,141	$13,140	$9,263

  Fair Value Considerations

        The table below sets forth the fair value of our plan assets as of October 31, 2010 by asset category, using the same three-level hierarchy of fair-value inputs described in Note 9.

	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$1,460	$4	$—	$1,464	$1,028	$195	$64	$1,287	$68	$—	$—	$68
Non-U.S.	1,193	—	—	1,193	5,265	652	—	5,917	40	—	—	40
Debt securities
Corporate	—	2,931	—	2,931	2,031	887	6	2,924	—	57	—	57
Government(1)	1,314	992	—	2,306	626	376	—	1,002	14	30	—	44
Alternative Investments
Private Equities(2)	2	—	1,034	1,036	—	—	14	14	—	—	154	154
Hybrids	—	—	6	6	3	18	—	21	—	—	1	1
Hedge Funds	—	—	—	—	102	7	231	340	—	—	—	—
Real Estate Funds	—	—	—	—	363	171	225	759	—	—	—	—
Insurance Group Annuity Contracts	—	—	—	—	17	54	74	145	—	—	—	—
Cash and Cash Equivalents(3)	7	484	—	491	305	27	—	332	5	5	—	10
Other(4)	—	—	—	—	7	10	2	19	—	—	—	—

Total	$3,976	$4,411	$1,040	$9,427	$9,747	$2,397	$616	$12,760	$127	$92	$155	$374

(1)
Includes debt issued by national, state and local governments and agencies.

(2)
Includes limited partnerships and venture capital partnerships.

(3)
Includes cash and cash equivalents such as short-term marketable securities.

(4)
Includes international insured contracts and unsettled transactions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

        Changes in fair value measurements of Level 3 investments during the year ended October 31, 2010, were as follows:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans								Post-Retirement Benefit Plans
	Alternative Investments			Equity	Debt Securities	Alternative Investments						Alternative Investments
	Private Equities	Hybrids	Total	US Equities	Corporate Debt	Private Equities	Hedge Funds	Real Estate	Insurance Group Annuities	Other	Total	Private Equities	Hybrids	Total
	In millions
Beginning balance at October 31, 2009	$911	$20	$931	$—	$—	$10	$49	$219	$74	$2	$354	$135	$3	$138
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—	—	(4)	—	1	26	19	3	—	45	19	(2)	17
Relating to assets sold during the period	—	—	—	—	—	—	8	3	(1)	—	10	—	—	—
Purchases, sales, settlements (net)	123	(14)	109	68	5	3	148	(16)	(2)	—	206	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	1	—	—	—	—	—	1	—	—	—

Ending balance at October 31, 2010	$1,034	$6	$1,040	$64	$ 6	$14	$231	$225	$74	$2	$616	$154	$1	$155

  Plan Asset Valuations

        The following is a description of the valuation methodologies used for pension plan assets measured at fair value. There have been no changes in the methodologies used during the reporting period.

        Investments in securities are valued at the closing price reported on the stock exchange in which the individual securities are traded. For corporate, government, and asset-backed debt securities, fair value is based upon observable inputs of comparable market transactions. For corporate and government debt securities traded on active exchanges, fair value is based upon observable quoted prices. Underlying assets for alternative investments such as limited partnerships, joint ventures and private equities are determined by the general partner or the general partner's designee on a quarter or periodic basis. The valuation for these assets requires judgment due to the absence of quoted market prices, and these assets are therefore classified as Level 3. Cash and cash equivalents includes money market accounts, which are valued based on the net asset value of the shares. Other assets were valued based upon the level of input (e.g., quoted prices, observable inputs (other than Level 1) or unobservable inputs that were significant to the fair value measurement of the assets).

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

  Plan Asset Allocations

        The weighted-average target and actual asset allocations across the HP and EDS plans at the respective measurement dates were as follows:

	U. S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
		Plan Assets			Plan Assets			Plan Assets
	2010 Target Allocation			2010 Target Allocation			2010 Target Allocation
Asset Category		2010	2009		2010	2009		2010	2009
Public equity securities		28.2%	29.3%		57.6%	61.6%		28.9%	36.5%
Private equity securities		11.1%	10.9%		2.9%	—		41.4%	33.5%
Real estate and other		—	0.3%		6.1%	4.2%		—	1.3%

Equity related investments	40.0%	39.3%	40.5%	71.1%	66.6%	65.8%	70.3%	70.3%	71.3%
Public debt securities	60.0%	55.5%	58.7%	28.8%	30.8%	32.9%	27.0%	27.0%	25.9%
Cash	—	5.2%	0.8%	0.1%	2.6%	1.3%	2.7%	2.7%	2.8%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

        The target asset allocation selected for each U.S. plan reflects a risk/return profile HP feels is appropriate relative to each plan's liability structure and return goals. HP conducts periodic asset-liability studies for U.S. plan assets in order to model various potential asset allocations in comparison to each plan's forecasted liabilities and liquidity needs. HP invests a portion of the U.S. defined benefit plan assets and post-retirement benefit plan assets in private market securities such as venture capital funds to provide diversification and higher expected returns.

        Outside the United States, asset allocation decisions are typically made by an independent board of trustees. As in the U.S., investment objectives are designed to generate returns that will enable the plan to meet its future obligations. In some countries local regulations require adjustments in asset allocation, typically leading to a higher percentage in fixed income than would otherwise be deployed. HP's investment subsidiary acts in a consulting and governance role in reviewing investment strategy and providing a recommended list of investment managers for each country plan, with final decisions on asset allocation and investment managers made by local trustees.

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

        HP closed the acquisition of EDS on August 26, 2008. Effective immediately before the close of fiscal 2009, HP merged the assets of the HP and EDS U.S. pension plans. The expected return on the plan assets, used in calculating the net benefit costs, is 8.0% for fiscal 2011, which reflects the result of the most recent asset allocation study and is commensurate with the investment strategy for the merged U.S. pension plan.

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

  Future Contributions and Funding Policy

        In fiscal 2011, HP expects to contribute approximately $747 million to its pension plans and approximately $30 million to cover benefit payments to U.S. non-qualified plan participants. HP expects to pay approximately $40 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements, as established by local government, funding and taxing authorities.

  Estimated Future Benefits Payable

        HP estimates that the future benefits payable for the retirement and post-retirement plans in place were as follows at October 31, 2010:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans(1)
	In millions
Fiscal year ending October 31
2011	$532	$403	$84
2012	$559	$417	$83
2013	$580	$444	$78
2014	$607	$482	$76
2015	$509	$517	$75
Next five fiscal years to October 31, 2020	$2,993	$3,285	$341

(1)
The estimated future benefits payable for the post-retirement plans are reflected net of the expected Medicare Part D subsidy.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Commitments

        HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense was approximately $1,062 million in fiscal 2010, $1,112 million in fiscal 2009 and $935 million in fiscal 2008. Sublease rental income was approximately $46 million in fiscal 2010, $53 million in fiscal 2009 and $37 million in fiscal 2008.

        At October 31, 2010 and October 31, 2009, property under capital lease, which was comprised primarily of equipment and furniture, was approximately $688 million and $723 million, respectively and was included in property, plant and equipment in the accompanying Consolidated Balance Sheets. Accumulated depreciation on the property under capital lease was approximately $482 million and $406 million, respectively, at October 31, 2010 and October 31, 2009. The related depreciation is included in depreciation expense.

        Future annual minimum lease payments, sublease rental income commitments and capital lease commitments at October 31, 2010 were as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
	In millions
Minimum lease payments	$917	$855	$622	$373	$279	$643	$3,689
Less: Sublease rental income	(38)	(27)	(24)	(15)	(7)	(13)	(124)

	$879	$828	$598	$358	$272	$630	$3,565

Capital lease commitments	$111	$72	$51	$227	$15	$72	$548
Less: Interest payments	(14)	(12)	(9)	(7)	(4)	(19)	(65)

	$97	$60	$42	$220	$11	$53	$483

        At October 31, 2010, HP had unconditional purchase obligations of approximately $2.6 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related principally to inventory and other items. Future unconditional purchase obligations at October 31, 2010 were as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
	In millions
Unconditional purchase obligations	$1,973	$483	$126	$36	$26	$—	$2,644

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

Litigation, Proceedings and Investigations

        Copyright levies.    As described below, proceedings are ongoing or have been concluded involving HP in certain European Union ("EU") member countries, including litigation in Germany and Belgium, seeking to impose or modify levies upon equipment (such as multifunction devices ("MFDs"), personal computers ("PCs") and printers) and alleging that these devices enable producing private copies of copyrighted materials. The levies are generally based upon the number of products sold and the per-product amounts of the levies, which vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders.

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under the existing law. The court issued a written decision on January 25, 2008, and VG Wort subsequently filed an application with the German Federal Supreme Court under Section 321a of the German Code of Civil Procedure contending that the court did not consider their arguments. On May 9, 2008, the German Federal Supreme Court denied VG Wort's application. VG Wort appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. On September 21, 2010, the Constitutional Court published a decision holding that the German Federal Supreme Court erred by not referring questions on interpretation of German copyright law to the Court of Justice of the European Union and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. The German Federal Supreme Court has set a hearing date of March 24, 2011.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in the Munich Civil Court in Munich, Germany seeking levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against FSC. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that FSC must pay €12 plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. FSC filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, not subject to the levies on photocopiers established by that law. VG Wort has filed a claim with the German Federal Constitutional Court challenging that ruling. FSC and BITKOM have responded to VG Wort's claim, and the parties are awaiting a decision by the court as to whether it will accept or decide on the claim for judicial review.

        Reprobel, a cooperative society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, requested HP by extra-judicial means to amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the French-speaking chambers of the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that copyright levies payable on such MFDs must be assessed based on the copying speed when operated in the normal print mode set by default in the device. The schedule for the court proceedings has been determined, and no decision from the court is expected before September 2012.

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

  •
  A lawsuit captioned Blennis v. HP was filed on January 17, 2007 in the United States District Court for the Northern District of California where the plaintiffs are seeking class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. A class certification hearing was scheduled for May 21, 2010 but was taken off the calendar.

  •
  A lawsuit captioned Rich v. HP was filed against HP on May 22, 2006 in the United States District Court for the Northern District of California. The suit alleges that HP designed its color inkjet printers to unnecessarily use color ink in addition to black ink when printing black and white images and text. The plaintiffs are seeking to certify a nationwide injunctive class and a California-only damages class. A class certification hearing was scheduled for May 7, 2010 but was taken off the calendar.

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

        On August 25, 2010, HP and the plaintiffs in In re HP Inkjet Printer Litigation, Blennis v. HP and Rich v. HP entered into an agreement to settle those lawsuits on behalf of the proposed classes, which agreement is subject to approval of the court before it becomes final. Under the terms of the proposed settlement, the lawsuits will be consolidated, and eligible class members will each have the right to obtain e-credits not to exceed $5 million in the aggregate for use in purchasing printers or printer supplies through HP's website. As part of the proposed settlement, HP also agreed to provide class members with additional information regarding HP inkjet printer functionality and to change the content of certain software and user guide messaging provided to users regarding the life of inkjet printer cartridges. In addition, class counsel and the class representatives will be paid attorneys' fees and expenses and stipends in an amount that is yet to be approved by the court. On October 1, 2010, the court granted preliminary approval of the proposed settlement. The court has scheduled a fairness hearing on January 28, 2011 to determine whether to grant final approval of the proposed settlement.

        Baggett v. HP is a consumer class action filed against HP on June 6, 2007 in the United States District Court for the Central District of California alleging that HP employs a technology in its LaserJet color printers whereby the printing process shuts down prematurely, thus preventing customers from using the toner that is allegedly left in the cartridge. The plaintiffs also allege that HP fails to disclose to consumers that they will be unable to utilize the toner remaining in the cartridge after the printer shuts down. The complaint seeks certification of a nationwide class of purchasers of all HP LaserJet color printers and seeks unspecified damages, restitution, disgorgement, injunctive relief, attorneys' fees and costs. On September 29, 2009, the court granted HP's motion for summary judgment against the named plaintiff and denied plaintiff's motion for class certification as moot. On November 3, 2009, the court entered judgment against the named plaintiff. On November 17, 2009, plaintiff filed an appeal of the court's summary judgment ruling with the United States Court of Appeals for the Ninth Circuit. On August 25, 2010, HP and the plaintiff entered into an agreement to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

settle the lawsuit on behalf of the proposed class, which agreement is subject to approval of the court before it becomes final. Under the terms of the proposed settlement, eligible class members will each have the right to obtain e-credits not to exceed $5 million in the aggregate for use in purchasing printers or printer supplies through HP's website. In addition, class counsel and the class representative will be paid attorneys' fees and expenses and stipends in an amount that is yet to be approved by the court. On October 13, 2010, the court granted preliminary approval of the proposed settlement. The court has scheduled a fairness hearing for January 31, 2011 to determine whether to grant final approval of the proposed settlement.

        Fair Labor Standards Act Litigation.    HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of EDS or HP have been misclassified as exempt employees under the Fair Labor Standards Act and/or in violation of the California Labor Code or other state laws. Those matters include the following:

  •
  Cunningham and Cunningham, et al. v. Electronic Data Systems Corporation is a purported collective action filed on May 10, 2006 in the U.S. District Court for the Southern District of New York claiming that current and former EDS employees involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. Another purported collective action, Steavens, et al. v. Electronic Data Systems Corporation, which was filed on October 23, 2007, is also now pending in the same court alleging similar facts. The Steavens case has been consolidated for pretrial purposes with the Cunningham case. On December 14, 2010, the court granted conditional certification of the class in the consolidated Cunningham and Steavens matter.

  •
  Heffelfinger, et al. v. Electronic Data Systems Corporation is a class action filed in November 2006 in California Superior Court claiming that certain EDS information technology workers in California were misclassified as exempt employees. The case was subsequently transferred to the U.S. District Court for the Central District of California, which, on January 7, 2008, certified a class of information technology workers in California. On June 6, 2008, the court granted the defendant's motion for summary judgment. The plaintiffs subsequently filed an appeal with the U.S. Court of Appeals for the Ninth Circuit, which is pending. Two other purported class actions originally filed in California Superior Court, Karlbom, et al. v. Electronic Data Systems Corporation, which was filed on March 16, 2009, and George, et al. v. Electronic Data Systems Corporation, which was filed on April 2, 2009, allege similar facts. The Karlbom case is pending in San Diego County Superior Court but has been temporarily stayed based on the pending motions in the Steavens consolidated matter. The George case is pending in the U.S. District Court for the Southern District of New York and has been consolidated for pretrial purposes with the Cunningham and Steavens cases.

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

  •
  On October 1, 2010, in connection with an existing DRI investigation commenced against SAP AG, the DRI issued a show cause notice to HPI alleging underpayment of customs duties related to the importation of certain SAP software. The amount of the alleged duty differential is approximately $38,000, which amount has been deposited with the DRI. The DRI is also seeking to impose interest and penalties.

HP intends to contest each of the show cause notices through the judicial process. HP has responded or is in the process of responding to the show cause notices.

        Russia GPO and Related Investigations.    The German Public Prosecutor's Office ("German PPO") has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the Chief Public Prosecutor's Office of the Russian Federation. The €35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network.

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

        In addition to information about the Russia GPO deal, the U.S. enforcement authorities have requested (i) information related to certain other transactions, including transactions in Russia, Serbia and in the Commonwealth of Independent States (CIS) subregion dating back to 2000, and (ii) information related to two former HP executives seconded to Russia and to whether HP personnel in Russia, Germany, Austria, Serbia, the Netherlands or CIS were involved in kickbacks or other improper payments to channel partners, or state owned or private entities.

        HP is cooperating with these investigating agencies.

        In addition, as described below, HP is involved in stockholder derivative litigation arising from the Russia GPO deal, the related investigations and other matters commenced against current and former

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

members of the HP Board of Directors in which the plaintiffs are seeking to recover certain compensation paid by HP to the defendants and other damages:

  •
  Henrietta Klein v. Mark V. Hurd, et al., is a lawsuit filed on September 24, 2010 in California Superior Court alleging the individual defendants wasted corporate assets and breached their fiduciary duties by failing to implement and oversee HP's compliance with the FCPA.

  •
  Saginaw Police & Fire Pension Fund v. Marc L. Andreessen, et al., is a lawsuit filed on October 19, 2010 in United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and were unjustly enriched by consciously disregarding HP's alleged violations of the FCPA.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

Environmental

        HP is subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in its products, and the recycling, treatment and disposal of its products including batteries. In particular, HP faces increasing complexity in its product design and procurement operations as it adjusts to new and future requirements relating to the chemical and materials composition of its products, their safe use, and the energy consumption associated with those products, including requirements relating to climate change. HP products are also subject to product take-back legislation in an increasing number of jurisdictions. HP could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws or if its products become non-compliant with environmental laws. HP's potential exposure includes fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean up costs. The amount and timing of costs under environmental laws are difficult to predict.

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

Note 19: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses, and large enterprises, including customers in the government, health and education sectors. HP's offerings span multi-vendor customer services, including infrastructure technology and business process outsourcing, technology support and maintenance, application development and support services, and consulting and integration services; enterprise information technology infrastructure, including enterprise storage and server technology, networking products and solutions, information management software and software that optimizes business technology investments; personal computing and other access devices; and imaging and printing-related products and services.

        HP and its operations are organized into seven business segments for financial reporting purposes: Services, Enterprise Storage and Servers ("ESS"), HP Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS"), and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The business segments are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results. Services, ESS and HP Software are reported collectively as a broader HP Enterprise Business. In order to provide a supplementary view of HP's business, aggregated financial data for the HP Enterprise Business is presented herein.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

        HP has reclassified segment operating results for fiscal 2009 and fiscal 2008 to conform to certain fiscal 2010 organizational realignments. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. Future changes to this organizational structure may result in changes to the business segments disclosed.

        A description of the types of products and services provided by each business segment follows.

  HP Enterprise Business.

        Each of the business segments within the HP Enterprise Business is described in detail below.

  •
  Services provides consulting, outsourcing and technology services across infrastructure, applications and business process domains. Services is divided into four main business units: infrastructure technology outsourcing, technology services, applications services and business process outsourcing. Infrastructure technology outsourcing delivers comprehensive services that encompass the data center and the workplace (desktop); network and communications; and security, compliance and business continuity. HP also offers a set of managed services, providing a cross-section of its broader infrastructure services for smaller discrete engagements. Technology services include consulting and support services, such as mission critical services, converged infrastructure services, networking services, data center transformation services and infrastructure services, as well as warranty support across HP's product lines. Applications services help clients revitalize and manage their applications assets through flexible, project-based, consulting services and longer-term outsourcing contracts. These full life cycle services encompass application development, testing, modernization, system integration, maintenance and management. Business process outsourcing solutions include a broad array of enterprise shared services, customer relationship management services, financial process management services and administrative services.

  •
  Enterprise Storage and Servers provides storage and server products. The various server offerings range from entry-level servers to high-end scalable servers, including Superdome servers. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily Windows, Linux and Novell operating systems and leverage Intel Corporation ("Intel") and Advanced Micro Devices ("AMD") processors. The business spans a range of product lines, including pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of server blades. Business Critical Systems include HP Integrity servers based on the Intel Itanium-based processor that run HP-UX, Microsoft Windows and OpenVMS operating systems, as well as fault-tolerant HP Integrity NonStop solutions. Business Critical Systems' portfolio of server solutions includes Scale-up x86 ProLiant Servers, the BladeSystem architecture-based Integrity blade servers and the Superdome 2 server solution. HP's StorageWorks offerings include entry-level, mid-range and high-end arrays, storage area networks ("SANs"), network attached storage ("NAS"), storage management software, and virtualization technologies, as well as StoreOnce data deduplication solutions, tape drives, tape libraries and optical archival storage.

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

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and small- and medium-sized business ("SMB") customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq, HP Pro, and HP Elite lines of business desktops and notebooks, as well as the All in One Touchsmart and Omni PCs, HP Mini-Note PC, HP Blade PCs, Retail POS systems, and HP Thin Clients. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi media consumer desktops and notebooks, as well as the HP Pavilion Elite desktops, HP Envy Premium notebooks, Touchsmart PCs, All in One PC, HP and Compaq Mini notebooks, and the Media Smart Home Server. HP's Z series desktop workstations and HP Elitebook Mobile Workstations provide advanced graphics, computing, and large modeling capabilities, certified with applications in a wide range of industries and running both Windows and Linux operating systems. PSG provides a series of HP iPAQ Pocket PC handheld computing devices that run on Windows Mobile software. These products range from basic PDAs to advanced devices with voice and data capability.

  •
  Imaging and Printing Group provides consumer and commercial printer hardware, printing supplies, printing media and scanning devices. IPG is also focused on imaging solutions in the commercial markets. These solutions range from managed print services solutions to addressing new growth opportunities in commercial printing and capturing high-value pages in areas such as industrial applications, outdoor signage, and the graphic arts business. Inkjet and Web Solutions delivers HP's consumer and SMB inkjet solutions (hardware, supplies, media) and develops HP's retail and web businesses. It includes single function and all-in-one inkjet printers targeted toward consumers and SMBs as well as retail publishing solutions, Snapfish, and Logoworks. LaserJet and Enterprise Solutions delivers products and services to the enterprise segment. It includes LaserJet printers and supplies, multi-function printers, scanners, and enterprise software solutions such as Exstream Software and Web Jetadmin. Managed enterprise solutions include managed print services products and solutions delivered to enterprise customers partnering with third-party software providers to offer workflow solutions in the enterprise environment. Graphics solutions include large format printing (Designjet and Scitex), large format supplies, WebPress supplies, Indigo printing, specialty printing systems and inkjet high-speed production solutions. Printer supplies include LaserJet toner and inkjet printer cartridges and other printing-related media.

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

  •
  Corporate Investments includes HP Labs, network infrastructure products, mobile devices associated with the Palm acquisition, and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products, which span from the data center to the edge of the network and are sold under the ProCurve, 3Com and TippingPoint brands. The segment also includes certain video collaboration products sold under the brand "Halo," and Palm smartphones, which are targeted at the consumer segment and include the Pixi and Pre models running on the WebOS operating system. This segment also derives revenue from licensing specific HP technology to third parties.

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

        Selected operating results information for each business segment was as follows for the following fiscal years ended October 31:

	Total Net Revenue			Earnings (Loss) from Operations
	2010	2009	2008	2010	2009	2008
	In millions
Services(1)	$34,935	$34,693	$20,977	$5,609	$5,044	$2,518
Enterprise Storage and Servers	18,651	15,359	19,400	2,402	1,518	2,577
HP Software	3,586	3,572	4,220	759	684	499

HP Enterprise Business	57,172	53,624	44,597	8,770	7,246	5,594

Personal Systems Group	40,741	35,305	42,295	2,032	1,661	2,375
Imaging and Printing Group	25,764	24,011	29,614	4,412	4,310	4,559
HP Financial Services	3,047	2,673	2,698	281	206	192
Corporate Investments(2)	1,863	768	965	132	(56)	49

Segment total	$128,587	$116,381	$120,169	$15,627	$13,367	$12,769

(1)
Includes the results of EDS, which was acquired on August 26, 2008, from the date of acquisition.

(2)
Includes the results of 3Com and Palm acquisitions completed in April 2010 and July 2010, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

        The reconciliation of segment operating results information to HP consolidated totals was as follows for the following fiscal years ended October 31:

	2010	2009	2008
	In millions
Net revenue:
Segment total	$128,587	$116,381	$120,169
Elimination of intersegment net revenue and other	(2,554)	(1,829)	(1,805)

Total HP consolidated net revenue	$126,033	$114,552	$118,364

Earnings before taxes:
Total segment earnings from operations	$15,627	$13,367	$12,769
Corporate and unallocated costs and eliminations	(614)	(219)	(461)
Unallocated costs related to certain stock-based compensation expense	(613)	(552)	(512)
Amortization of purchased intangible assets	(1,484)	(1,578)	(1,012)
Acquisition-related charges	(293)	(242)	(41)
Restructuring charges	(1,144)	(640)	(270)
Interest and other, net	(505)	(721)	—

Total HP consolidated earnings before taxes	$10,974	$9,415	$10,473

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. The total assets allocated to Corporate Investments increased 870% in fiscal 2010 mostly due to the 3Com and Palm acquisitions. As described above, fiscal 2010 segment asset information is stated based on the fiscal 2010 organizational structure. Total assets by segment as well as for HP Enterprise Business and the reconciliation of segment assets to HP consolidated total assets were as follows at October 31:

	2010	2009	2008
	In millions
Services	$44,218	$43,555	$42,507
Enterprise Storage and Servers	14,760	11,662	11,644
HP Software	10,653	8,936	8,919

HP Enterprise Business	$69,631	$64,153	$63,070

Personal Systems Group	15,832	14,825	16,436
Imaging and Printing Group	12,090	11,698	14,156
HP Financial Services	12,054	10,806	9,174
Corporate Investments	4,460	460	365
Corporate and unallocated assets	10,436	12,857	10,130

Total HP consolidated assets	$124,503	$114,799	$113,331

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

  Major Customers

        No single customer represented 10% or more of HP's total net revenue in any fiscal year presented.

  Geographic Information

        Net revenue, classified by the major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2010	2009	2008
	In millions
Net revenue:
U.S.	$44,542	$41,314	$36,932
Non-U.S.	81,491	73,238	81,432

Total HP consolidated net revenue	$126,033	$114,552	$118,364

        Net revenue by geographic area is based upon the sales location that predominately represents the customer location. For each of the years ended October 31, 2010, 2009 and 2008, other than the United States, no country represented more than 10% of HP's total consolidated net revenue. HP reports revenue net of sales taxes, use taxes and value-added taxes directly imposed by governmental authorities on HP's revenue producing transactions with its customers.

        At October 31, 2010, the United States held 10% or more of HP's total consolidated net assets. At October 31, 2009 and 2008, Belgium and the United States comprised 10% or more of HP's total consolidated net assets.

        No single country other than the United States had more than 10% of HP's total consolidated net property, plant and equipment in any period presented. HP's long-lived assets other than goodwill and purchased intangible assets are composed principally of net property, plant and equipment.

        Net property, plant and equipment, classified by major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2010	2009
	In millions
Net property, plant and equipment:
U.S.	$6,479	$6,316
Non-U.S.	5,284	4,946

Total HP consolidated net property, plant and equipment	$11,763	$11,262

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

  Net revenue by segment and business unit

        The following table provides net revenue by segment and business unit for the following fiscal years ended October 31:

	2010	2009(3)	2008(3)
	In millions
Net revenue:
Infrastructure technology outsourcing	$15,963	$15,554	$7,778
Technology services	9,681	9,719	10,007
Application services	6,123	6,194	2,411
Business process outsourcing	2,872	2,977	723
Other	296	249	58

Services(1)	34,935	34,693	20,977

Industry standard servers	12,574	9,296	11,657
Storage	3,785	3,473	4,205
Business critical systems	2,292	2,590	3,538

Enterprise Storage and Servers	18,651	15,359	19,400

Business technology optimization	2,440	2,385	2,792
Other software	1,146	1,187	1,428

HP Software	3,586	3,572	4,220

HP Enterprise Business	57,172	53,624	44,597

Notebooks	22,545	20,210	22,657
Desktops	15,478	12,864	16,643
Workstations	1,786	1,261	1,885
Handhelds	87	172	360
Other	845	798	750

Personal Systems Group	40,741	35,305	42,295

Supplies	17,249	16,532	18,472
Commercial hardware	5,569	4,778	7,422
Consumer hardware	2,946	2,701	3,720

Imaging and Printing Group	25,764	24,011	29,614

HP Financial Services	3,047	2,673	2,698
Corporate Investments(2)	1,863	768	965

Total segments	128,587	116,381	120,169

Eliminations of inter-segment net revenue and other	(2,554)	(1,829)	(1,805)

Total HP consolidated net revenue	$126,033	$114,552	$118,364

(1)
Includes the results of EDS, which was acquired on August 26, 2008, from the date of acquisition.

(2)
Includes the results of 3Com and Palm acquisitions completed in April 2010 and July 2010, respectively.

(3)
Certain fiscal 2010 organizational reclassifications have been reflected retroactively to provide improved visibility and comparability. In fiscal 2009 and fiscal 2008, the reclassifications resulted in the transfer of revenue among the business units within the Services segment only. There was no impact on the previously reported segment financial results.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	Three-month periods ended in fiscal 2010
	January 31	April 30	July 31	October 31
Net revenue	$31,177	$30,849	$30,729	$33,278
Cost of sales(1)	24,062	23,601	23,402	25,024
Research and development	681	722	742	814
Selling, general and administrative	2,932	3,064	3,154	3,435
Amortization of purchased intangible assets	330	347	383	424
Restructuring charges	131	180	598	235
Acquisition-related charges	38	77	127	51
Total costs and expenses	28,174	27,991	28,406	29,983
Earnings from operations	3,003	2,858	2,323	3,295
Interest and other, net	(199)	(91)	(134)	(81)
Earnings before taxes	2,804	2,767	2,189	3,214
Provision for taxes	554	567	416	676
Net earnings	$2,250	$2,200	$1,773	$2,538
Net earnings per share:(2)
Basic	$0.95	$0.94	$0.76	$1.13
Diluted	$0.93	$0.91	$0.75	$1.10
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share stock prices on the New York Stock Exchange
Low	$46.80	$46.46	$41.94	$37.32
High	$52.95	$54.75	$52.95	$47.80

	Three-month periods ended in fiscal 2009
	January 31	April 30	July 31	October 31
Net revenue	$28,807	$27,383	$27,585	$30,777
Cost of sales(1)	22,073	20,945	21,031	23,475
Research and development	732	716	667	704
Selling, general and administrative	2,893	2,880	2,874	2,966
Amortization of purchased intangible assets	418	380	379	401
Restructuring charges	146	94	362	38
Acquisition-related charges	48	75	59	60
Total costs and expenses	26,310	25,090	25,372	27,644
Earnings from operations	2,497	2,293	2,213	3,133
Interest and other, net	(232)	(180)	(177)	(132)
Earnings before taxes	2,265	2,113	2,036	3,001
Provision for taxes	409	392	365	589
Net earnings	$1,856	$1,721	$1,671	$2,412
Net earnings per share:(2)
Basic	$0.77	$0.72	$0.70	$1.02
Diluted	$0.75	$0.71	$0.69	$0.99
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share stock prices on the New York Stock Exchange
Low	$28.23	$25.39	$33.40	$42.14
High	$39.53	$37.40	$43.55	$49.20

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

ITEM 9B. Other Information.

        The disclosure below is included in this report in lieu of filing a Current Report on Form 8-K to report events that have occurred within four business days prior to the filing of this report.

        On December 15, 2010, HP entered into a Letter Agreement (the "Agreement") with Catherine A. Lesjak, HP's Executive Vice President and Chief Financial Officer. The following is a summary of the principal terms of the Agreement:

  •
  The term of the Agreement is three years, during which time Ms. Lesjak will continue to serve as HP's Executive Vice President and Chief Financial Officer.

  •
  During the term of the Agreement, Ms. Lesjak's annual base salary and target annual incentive will be maintained at their current levels, and the long-term incentive awards that she has been granted to date will not be reduced, provided that the Board of Directors may grant future increases, and provided further that each may be reduced if, respectively, the base salaries, target annual incentives, and/or long-term incentive awards are reduced for substantially all other Executive Vice Presidents in a substantially similar manner.

  •
  In the event of a "qualifying termination" (as defined in the Agreement) of her employment with HP during the term of the Agreement, Ms. Lesjak will receive (i) a cash severance benefit under the Hewlett-Packard Company Severance Plan for Executive Officers calculated by multiplying by two the sum of (A) her annual base salary as in effect immediately before termination of employment and (B) average annualized cash bonus under the Hewlett-Packard

    Company 2005 Pay for Results Plan (the "PfR Plan") for the two full fiscal years' prior to termination of employment, (ii) a pro-rata annual cash bonus under the PfR Plan for the fiscal year in which her termination occurs, (iii) payout on any performance-based restricted stock unit awards based on actual performance as if she had remained employed during the entire performance period, and (iv) the release of all restrictions and accelerated vesting of other equity awards.

  •
  In the event of a "qualifying termination" (as defined in the Agreement) of her employment with HP during the term of the Agreement and within 12 months after a "change in control" of HP (as defined in the Hewlett-Packard Company Amended and Restated 2004 Stock Incentive Plan), Ms Lesjak will receive the same benefits described in the preceding paragraph except that (i) the pro-rata annual cash bonus under the PfR Plan for the fiscal year in which her termination occurs will be determined assuming continued accruals with respect to such bonus at the rate in effect immediately prior to the change in control, and (ii) the payout on her performance-based restricted stock unit awards will be determined assuming target performance on all metrics for all uncompleted periods.

        The foregoing summary of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, which is filed hereto as Exhibit 10(l)(l)(l) and is incorporated herein by reference.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

        The names of the executive officers of HP and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

        The following information is included in HP's Proxy Statement related to its 2011 Annual Meeting of Stockholders to be filed within 120 days after HP's fiscal year end of October 31, 2010 (the "Proxy Statement") and is incorporated herein by reference:

  •
  Information regarding directors of HP who are standing for reelection and any persons nominated to become directors of HP is set forth under "Election of Directors."

  •
  Information regarding HP's Audit Committee and designated "audit committee financial experts" is set forth under "Board Structure and Committee Composition—Audit Committee."

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

        The following information is included in the Proxy Statement and is incorporated herein by reference:

  •
  Information regarding transactions with related persons is set forth under "Transactions with Related Persons."

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

  2.
  Financial Statement Schedules:

  Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended October 31, 2010.

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

      Hewlett-Packard Company
      Attn: Investor Relations
      3000 Hanover Street
      Palo Alto, CA 94304
      (866) GET-HPQ1 or (866) 438-4771

Schedule II

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

	For the fiscal years ended October 31
	2010	2009	2008
	In millions
Allowance for doubtful accounts—accounts receivable:
Balance, beginning of period	$629	$553	$226
Increase in allowance from acquisitions	7	—	245
Addition of bad debt provision	80	282	226
Deductions, net of recoveries	(191)	(206)	(144)

Balance, end of period	$525	$629	$553

Allowance for doubtful accounts—financing receivables:
Balance, beginning of period	$108	$90	$84
Additions to allowance	76	63	49
Deductions, net of recoveries	(44)	(45)	(43)

Balance, end of period	$140	$108	$90

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15, 2010	HEWLETT-PACKARD COMPANY
	By:	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer

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

Signature	Title(s)	Date

/s/ LÉO APOTHEKER Léo Apotheker	President, Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2010
/s/ CATHERINE A. LESJAK Catherine A. Lesjak	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 15, 2010
/s/ JAMES T. MURRIN James T. Murrin	Senior Vice President and Controller (Principal Accounting Officer)	December 15, 2010
/s/ MARC L. ANDREESSEN Marc L. Andreessen	Director	December 15, 2010
/s/ LAWRENCE T. BABBIO, JR. Lawrence T. Babbio, Jr.	Director	December 15, 2010
/s/ SARI M. BALDAUF Sari M. Baldauf	Director	December 15, 2010

Signature	Title(s)	Date

/s/ RAJIV L. GUPTA Rajiv L. Gupta	Director	December 15, 2010
/s/ JOHN H. HAMMERGREN John H. Hammergren	Director	December 15, 2010
/s/ JOEL Z. HYATT Joel Z. Hyatt	Director	December 15, 2010
/s/ JOHN R. JOYCE John R. Joyce	Director	December 15, 2010
/s/ RAYMOND J. LANE Raymond J. Lane	Director	December 15, 2010
/s/ ROBERT L. RYAN Robert L. Ryan	Director	December 15, 2010
/s/ LUCILLE S. SALHANY Lucille S. Salhany	Director	December 15, 2010
/s/ G. KENNEDY THOMPSON G. Kennedy Thompson	Director	December 15, 2010

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective November 1, 2010.‡
4(a)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(h)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(i)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(j)	Form of Registrant's Floating Rate Global Note due May 27, 2011, 2.25% Global Note due May 27, 2011 and 2.95% Global Note due August 15, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	May 28, 2009
4(k)
	Form of Registrant's Floating Rate Global Note due September 13, 2012, Form of 1.250% Global Note due September 13, 2013, and Form of 2.125% Global Note due September 13, 2015 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	September 13, 2010
4(l)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
9	None.
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(s)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(t)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(u)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(v)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(w)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(x)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(y)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(z)
	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(a)(a)	June 8, 2007
10(a)(a)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(b)(b)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(c)(c)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(d)(d)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(e)(e)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(f)(f)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(g)(g)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(h)(h)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(i)(i)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
10(k)(k)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(l)(l)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(m)(m)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(n)(n)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(o)(o)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(p)(p)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(q)(q)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(r)(r)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(s)(s)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(t)(t)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(u)(u)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(v)(v)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(w)(w)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(x)(x)	December 18, 2008
10(x)(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(y)(y)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(z)(z)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(a)(a)(a)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(b)(b)(b)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(c)(c)(c)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(d)(d)(d)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(e)(e)(e)	Employment Agreement, dated September 29, 2010, between the Registrant and Léo Apotheker.*	8-K	001-04423	10.1	October 1, 2010
10(f)(f)(f)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*‡
10(g)(g)(g)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*‡
10(h)(h)(h)	Form of Stock Notification and Award Agreement for awards of restricted stock.*‡
10(i)(i)(i)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*‡
10(j)(j)(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*‡
10(k)(k)(k)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*‡
10(l)(l)(l)	Letter Agreement, dated December 15, 2010, between the Registrant and Catherine A. Lesjak.*‡
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	None.
16	None.
18	None.
21	Subsidiaries of the Registrant as of October 31, 2010.‡
22	None.

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
23	Consent of Independent Registered Public Accounting Firm.‡
24	Power of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
33-35	None.
101.INS	XBRL Instance Document.§
101.SCH	XBRL Taxonomy Extension Schema Document.§
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.§
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.§
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.§
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.§

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