Form 10-Q
period 2011-01-31
HEWLETT PACKARD CO
filed 2011-03-11
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2011
Or
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

        The number of shares of HP common stock outstanding as of February 28, 2011 was 2,163,931,073 shares.

 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, benefit obligations, share repurchases, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of cost reduction programs and restructuring plans; any statements concerning the expected development, performance or market share relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic and geopolitical trends and events; the competitive pressures faced by HP's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers and partners; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; integration and other risks associated with business combination and investment transactions; the hiring and retention of key employees; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of cost reduction programs and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission reports, including HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2010. HP assumes no obligation and does not intend to update these forward-looking statements.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended January 31
	2011	2010
	In millions, except per share amounts
Net revenue:
Products	$22,194	$21,003
Services	10,002	10,067
Financing income	106	107

Total net revenue	32,302	31,177

Costs and expenses:
Cost of products	16,798	16,347
Cost of services	7,535	7,601
Financing interest	75	79
Research and development	798	681
Selling, general and administrative	3,090	2,967
Amortization of purchased intangible assets	425	330
Restructuring charges	158	131
Acquisition-related charges	29	38

Total operating expenses	28,908	28,174

Earnings from operations	3,394	3,003

Interest and other, net	(97)	(199)

Earnings before taxes	3,297	2,804
Provision for taxes	692	554

Net earnings	$2,605	$2,250

Net earnings per share:
Basic	$1.19	$0.95

Diluted	$1.17	$0.93

Cash dividends declared per share	$0.16	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	2,182	2,358

Diluted	2,226	2,427

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	January 31, 2011	October 31, 2010
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,934	$10,929
Accounts receivable	16,552	18,481
Financing receivables	2,982	2,986
Inventory	6,747	6,466
Other current assets	15,189	15,322

Total current assets	51,404	54,184

Property, plant and equipment	11,575	11,763
Long-term financing receivables and other assets	11,017	12,225
Goodwill	38,506	38,483
Purchased intangible assets	7,431	7,848

Total assets	$119,933	$124,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,381	$7,046
Accounts payable	13,453	14,365
Employee compensation and benefits	2,976	4,256
Taxes on earnings	789	802
Deferred revenue	6,927	6,727
Accrued restructuring	794	911
Other accrued liabilities	15,290	15,296

Total current liabilities	43,610	49,403

Long-term debt	17,022	15,258
Other liabilities	17,754	19,061
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,174 and 2,204 shares issued and outstanding, respectively)	22	22
Additional paid-in capital	10,877	11,569
Retained earnings	34,005	32,695
Accumulated other comprehensive loss	(3,698)	(3,837)

Total HP stockholders' equity	41,206	40,449
Non-controlling interests	341	332

Total stockholders' equity	41,547	40,781

Total liabilities and stockholders' equity	$119,933	$124,503

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three months ended January 31
	2011	2010
	In millions
Cash flows from operating activities:
Net earnings	$2,605	$2,250
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,255	1,162
Stock-based compensation expense	180	181
Provision for doubtful accounts—accounts and financing receivables	34	51
Provision for inventory	52	41
Restructuring charges	158	131
Deferred taxes on earnings	632	(192)
Excess tax benefit from stock-based compensation	(64)	(128)
Other, net	(104)	87
Changes in operating assets and liabilities:
Accounts and financing receivables	1,752	1,875
Inventory	(333)	(543)
Accounts payable	(912)	(1,268)
Taxes on earnings	(242)	479
Restructuring	(272)	(400)
Other assets and liabilities	(1,671)	(1,319)

Net cash provided by operating activities	3,070	2,407

Cash flows from investing activities:
Investment in property, plant and equipment	(926)	(821)
Proceeds from sale of property, plant and equipment	543	112
Purchases of available-for-sale securities and other investments	(19)	(9)
Maturities and sales of available-for-sale securities and other investments	53	—
(Payments) in connection with business acquisitions, net of cash acquired	(14)	7

Net cash used in investing activities	(363)	(711)

Cash flows from financing activities:
(Repayment) issuance of commercial paper and notes payable, net	(3,710)	78
Issuance of debt	2,117	29
Payment of debt	(138)	(80)
Issuance of common stock under employee stock plans	430	1,319
Repurchase of common stock	(2,290)	(2,713)
Excess tax benefit from stock-based compensation	64	128
Dividends	(175)	(189)

Net cash used in financing activities	(3,702)	(1,428)

(Decrease) increase in cash and cash equivalents	(995)	268
Cash and cash equivalents at beginning of period	10,929	13,279

Cash and cash equivalents at end of period	$9,934	$13,547

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease	$5	$53

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of January 31, 2011, its results of operations and cash flows for the three months ended January 31, 2011 and January 31, 2010. The Consolidated Condensed Balance Sheet as of October 31, 2010 is derived from the October 31, 2010 audited consolidated financial statements.

        The results of operations for the three months ended January 31, 2011 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

  Reclassifications and Segment Reorganization

        In connection with organizational realignments implemented in the first quarter of fiscal 2011, certain costs previously reported as Cost of services have been reclassified as Selling, general and administrative expenses to better align those costs with the functional areas that benefit from those expenditures. HP has made certain segment and business unit realignments in order to optimize its operating structure. Reclassifications of prior year financial information have been made to conform to the current year presentation. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. See Note 16 for a further discussion of HP's segment reorganization.

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include HP's principal equity plans as well as various equity plans assumed through acquisitions. HP's principal equity plans include performance-based restricted units ("PRU"), special incremental performance-based restricted units ("IPRU"), stock options and restricted stock awards.

        Total stock-based compensation expense before income taxes for the three months ended January 31, 2011 and 2010 was $180 million and $181 million, respectively. The resulting income tax benefit for the three months ended January 31, 2011 and 2010 was $43 million and $58 million, respectively.

  Performance-based Restricted Units

        HP's PRU program provides for the issuance of PRUs representing hypothetical shares of HP common stock. Each PRU award reflects a target number of shares ("Target Shares") that may be

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

issued to the award recipient before adjusting for performance and market conditions. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus company performance goals and may range from 0% to 200% of the Target Shares granted. The performance goals are based on HP's annual cash flow from operations as a percentage of revenue and total shareholder return ("TSR") relative to the S&P 500 over the three-year performance period.

        Recipients of PRU awards generally must remain employed by HP on a continuous basis through the end of the applicable three-year performance period in order to receive any portion of the shares subject to that award. Target Shares do not have dividend equivalent rights and do not have the voting rights of common stock until earned and issued following the end of the applicable performance period. The expense for these awards, net of estimated forfeitures, is recorded over the requisite service period based on the number of Target Shares that are expected to be earned and the achievement of the cash flow goals during the performance period.

        HP estimates the fair value of a Target Share using a Monte Carlo simulation model, as the TSR modifier contains a market condition. The following weighted-average assumptions were used to determine the weighted-average fair values of the PRU awards:

	Three months ended January 31
	2011	2010
Weighted-average fair value of grants per share	$27.59 (1)	$57.13 (2)
Expected volatility(3)	30%	38%
Risk-free interest rate	0.38%	0.73%
Dividend yield	0.75%	0.64%
Expected life in months	19	22

(1)
Reflects the weighted-average fair value for the third year of the three-year performance period applicable to PRUs granted in fiscal 2009, for the second year of the three-year performance period applicable to PRUs granted in fiscal 2010 and for the first year of the three-year performance period applicable to PRUs granted in the three months ended January 31, 2011. The estimated fair value of a Target Share for the third year for PRUs granted in fiscal 2010 and for the second and third years for PRUs granted in the three months ended January 31, 2011 will be determined on the measurement date applicable to those PRUs, which will be the date that the annual cash flow goals are approved for those PRUs, and the expense will be amortized over the remainder of the applicable three-year performance period.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested PRUs as of January 31, 2011 and changes during the three months ended January 31, 2011 were as follows:

	Shares (in thousands)
Outstanding Target Shares at October 31, 2010	18,508
Granted	5,738
Vested	—
Change in units due to performance and market conditions achievement for PRUs vested in the period	—
Forfeited	(311)

Outstanding Target Shares at January 31, 2011	23,935

Outstanding Target Shares assigned a fair value at January 31, 2011	17,960	(1)

(1)
Excludes Target Shares for the third year for PRUs granted in fiscal 2010 and for the second and third years for PRUs granted in the three months ended January 31, 2011 as the measurement date has not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual cash flow goals are approved.

        At January 31, 2011, there was $367 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average vesting period of 1.5 years.

  Special Incremental Performance-Based Restricted Units

        HP granted IPRUs representing hypothetical shares of HP common stock to certain executive officers. IPRU awards contain performance and market conditions and vest over three years.

        The amount of non-vested IPRUs granted and outstanding as of January 31, 2011 was 0.3 million units. At January 31, 2011, there was $4 million of unrecognized pre-tax stock-based compensation expense related to IPRUs, which HP expects to recognize over the remaining weighted-average vesting period of 2.8 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

  Stock Options

        HP estimated the weighted-average fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended January 31
	2011	2010
Weighted-average fair value of grants per share(1)	$11.42	$14.42
Implied volatility	29%	30%
Risk-free interest rate	1.75%	2.34%
Dividend yield	0.74%	0.64%
Expected life in months	60	62

(1)
The fair value calculation was based on stock options granted during the period.

        Option activity as of January 31, 2011 and changes during the three months ended January 31, 2011 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2010	142,916	$28
Granted	224	$43
Exercised	(14,921)	$27
Forfeited/cancelled/expired	(1,419)	$40

Outstanding at January 31, 2011	126,800	$28	2.7	$2,337

Vested and expected to vest at January 31, 2011	125,916	$28	2.6	$2,322

Exercisable at January 31, 2011	118,277	$28	2.2	$2,191

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on January 31, 2011. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the first quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three months ended January 31, 2011 was $258 million.

        At January 31, 2011, there was $234 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average vesting period of 1.9 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that include grants of restricted stock and grants of restricted stock units.

        Non-vested restricted stock awards as of January 31, 2011 and changes during the three months ended January 31, 2011 were as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding at October 31, 2010	5,848	$45
Granted	7,207	$43
Vested	(800)	$45
Forfeited	(99)	$45

Outstanding at January 31, 2011	12,156	$44

        At January 31, 2011, there was $408 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.7 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share

        HP calculates basic earnings per share using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding stock options, PRUs, IPRUs, restricted stock units, and restricted stock.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended January 31
	2011	2010
	In millions, except per share amounts
Numerator:
Net earnings(1)	$2,605	$2,250

Denominator:
Weighted-average shares used to compute basic EPS	2,182	2,358
Dilutive effect of employee stock plans	44	69

Weighted-average shares used to compute diluted EPS	2,226	2,427

Net earnings per share:
Basic	$1.19	$0.95
Diluted	$1.17	$0.93

(1)
Net earnings available to participating securities were not significant for the first quarter of fiscal 2011 and 2010. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. In the first quarter of fiscal 2011 and 2010, HP excluded from the calculation of diluted EPS options to purchase 7 million shares and 21 million shares, respectively. HP also excluded from the calculation of diluted EPS options to purchase an additional 1 million shares and 2 million shares in the first quarter of fiscal 2011 and 2010, respectively, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock because their effect would be anti-dilutive.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	January 31, 2011	October 31, 2010
	In millions
Accounts receivable	$17,056	$19,006
Allowance for doubtful accounts	(504)	(525)

	$16,552	$18,481

Financing receivables	$3,037	$3,050
Allowance for doubtful accounts	(55)	(64)

	$2,982	$2,986

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was $556 million as of January 31, 2011. HP sold $463 million of trade receivables during the first three months of fiscal 2011. As of January 31, 2011, HP had $261 million available under these programs.

  Inventory

	January 31, 2011	October 31, 2010
	In millions
Finished goods	$4,527	$4,431
Purchased parts and fabricated assemblies	2,220	2,035

	$6,747	$6,466

  Property, Plant and Equipment

	January 31, 2011	October 31, 2010
	In millions
Land	$521	$530
Buildings and leasehold improvements	8,307	8,523
Machinery and equipment	14,871	13,874

	23,699	22,927

Accumulated depreciation	(12,124)	(11,164)

	$11,575	$11,763

        On November 16, 2010, HP sold certain land and buildings for approximately $415 million, which resulted in a gain of approximately $286 million reported under selling, general and administrative expenses in the Consolidated Condensed Statement of Earnings. The sale was part of the company's multi-year program to consolidate real estate locations worldwide to reduce real estate costs.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of January 31, 2011 and changes in the carrying amount of goodwill for the three months ended January 31, 2011 are as follows:

	Services	Enterprise Servers, Storage and Networking	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2010	$16,967	$6,610	$7,545	$2,500	$2,456	$144	$2,261	$38,483
Goodwill adjustments	256	1,420	(251)	(2)	(1)	—	(1,399)	23

Balance at January 31, 2011	$17,223	$8,030	$7,294	$2,498	$2,455	$144	$862	$38,506

        In connection with certain fiscal 2011 organizational realignments, HP reclassified goodwill related to HP's networking business from Corporate Investments to Enterprise Servers, Storage and Networking ("ESSN") and goodwill related to the communications and media solutions business from HP Software to Services. Additionally, during the three months ended January 31, 2011, HP recorded an increase to goodwill as a result of currency translation related to a 3Com subsidiary whose functional currency is not the U.S. dollar. The increase to goodwill was partially offset by tax adjustments primarily related to tax deductible stock-based awards assumed in connection with acquisitions completed prior to the effective date of the current accounting standard for business combinations.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	January 31, 2011			October 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$7,505	$(4,092)	$3,413	$7,503	$(3,864)	$3,639
Developed and core technology and patents	5,784	(3,572)	2,212	5,763	(3,384)	2,379
Product trademarks	346	(248)	98	346	(239)	107

Total amortizable purchased intangible assets	13,635	(7,912)	5,723	13,612	(7,487)	6,125
IPR&D	286	—	286	301	—	301
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$15,343	$(7,912)	$7,431	$15,335	$(7,487)	$7,848

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Purchased Intangible Assets (Continued)

        Estimated future amortization expense related to finite-lived purchased intangible assets at January 31, 2011 is as follows:

Fiscal year:	In millions
2011 (remaining 9 months)	$1,102
2012	1,294
2013	1,141
2014	810
2015	682
2016	534
Thereafter	160

Total	$5,723

Note 6: Restructuring Charges

        HP records restructuring charges associated with management approved restructuring plans to either reorganize one or more of HP's business segments, or to remove duplicative headcount and infrastructure associated with one or more business acquisitions. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation cost. Restructuring charges are recorded based upon planned employee termination dates and site closure and consolidation plans. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. HP records the short-term portion of the restructuring liability in Accrued restructuring and the long-term portion in Other liabilities in the Consolidated Condensed Balance Sheets.

  Fiscal 2010 Acquisitions

        On July 1, 2010, HP completed the acquisition of Palm, Inc. ("Palm"). In connection with the acquisition, HP's management approved and initiated a plan to restructure the operations of Palm, including severance for Palm employees, contract cancellation costs and other items. The total expected cost of the plan is $46 million. In fiscal 2010, HP recorded restructuring charges of approximately $46 million related to the plan. No further restructuring charges are anticipated, subject to changes in the Palm integration plan. The majority of these costs are expected to be paid out by the second quarter of fiscal 2011.

        On April 12, 2010, HP completed the acquisition of 3Com. In connection with the acquisition, HP's management approved and initiated a plan to restructure the operations of 3Com, including severance costs and costs to vacate duplicative facilities. The total expected cost of the plan is $42 million. In fiscal 2010, HP recorded restructuring charges of approximately $18 million related to the plan. HP expects to record the majority of the remaining cost of this restructuring plan by the second quarter of fiscal 2011 based upon the timing of planned terminations and facility closure dates. These costs are expected to be paid out through fiscal 2016.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

  Fiscal 2010 ES Restructuring Plan

        On June 1, 2010, HP's management announced a plan to restructure its Enterprise Services business, which includes its Infrastructure Technology Outsourcing, Business Process Outsourcing and Application Services business units. The multi-year restructuring program includes plans to consolidate commercial data centers, tools and applications. The total expected cost of the plan that will be recorded as restructuring charges is approximately $1.0 billion, including severance costs to eliminate approximately 9,000 positions and infrastructure charges. For the three months ended January 31, 2011, a restructuring charge of $97 million was recorded primarily related to severance costs. HP expects to record the majority of the remaining severance costs by the second quarter of fiscal 2011 and the majority of the infrastructure charges through fiscal 2012. The timing of the charges is based upon planned termination dates and site closure and consolidation plans. The majority of the associated cash payments are expected to be paid out through the fourth quarter of fiscal 2012. As of January 31, 2011, approximately 2,900 positions have been eliminated.

  Fiscal 2009 Restructuring Plan

        In May 2009, HP's management approved and initiated a restructuring plan to structurally change and improve the effectiveness of the Imaging and Printing Group ("IPG"), the Personal Systems Group ("PSG"), and ESSN businesses. The total expected cost of the plan is $292 million in severance-related costs associated with the planned elimination of approximately 4,400 positions. As of January 31, 2011, all planned eliminations had occurred, and the majority of the remaining restructuring costs are expected to be paid out through the second quarter of fiscal 2011.

  Fiscal 2008 HP/EDS Restructuring Plan

        In connection with the acquisition of Electronic Data Systems Corporation ("EDS") on August 26, 2008, HP's management approved and initiated a restructuring plan to combine and align HP's services businesses, eliminate duplicative overhead functions and consolidate and vacate duplicative facilities. The restructuring plan is expected to be implemented over four years from the acquisition date at a total expected cost of $3.4 billion.

        The restructuring plan includes severance cost to eliminate approximately 25,000 positions. As of January 31, 2011, all planned eliminations had occurred and the vast majority of the associated severance costs had been paid out. The infrastructure charges in the restructuring plan include facility closure and consolidation costs and the costs associated with early termination of certain contractual obligations. HP expects to record the majority of these costs through fiscal 2011 based upon the execution of site closure and consolidation plans. The associated cash payments are expected to be paid out through fiscal 2016.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the three months ended January 31, 2011 were as follows:

		Three months ended January 31, 2011 charges				As of January 31, 2011
	Balance, October 31, 2010		Cash payments	Non-cash settlements and other adjustments	Balance, January 31, 2011	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2010 acquisitions	$44	$—	$(21)	$—	$23	$64	$88
Fiscal 2010 ES Plan:
Severance	$620	$85	$(57)	$(1)	$647	$715	$761
Infrastructure	4	12	(12)	—	4	32	231

Total ES Plan	$624	$97	$(69)	$(1)	$651	$747	$992
Fiscal 2009 Plan	$57	$—	$(33)	$(1)	$23	$292	$292
Fiscal 2008 HP/EDS Plan:
Severance	$75	$14	$(66)	$(16)	$7	$2,160	$2,160
Infrastructure	408	47	(83)	12	384	740	1,225

Total HP/EDS Plan	$483	$61	$(149)	$(4)	$391	$2,900	$3,385

Total restructuring plans	$1,208	$158	$(272)	$(6)	$1,088	$4,003	$4,757

        At January 31, 2011 and October 31, 2010, HP included the long-term portion of the restructuring liability of $294 million and $297 million, respectively, in Other liabilities, and the short-term portion in Accrued restructuring in the accompanying Consolidated Condensed Balance Sheets.

Note 7: Fair Value

        HP determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

        Derivative Instruments: As discussed in Note 8, HP mainly holds non-speculative forwards, swaps and options to hedge certain foreign currency and interest rate exposures. When active market quotes are not available, HP uses industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. In certain cases, market-based observable inputs are not available and, in those cases, HP uses management judgment to develop assumptions which are used to determine fair value.

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2011				As of October 31, 2010
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$6,082	$—	$6,082	$—	$6,598	$—	$6,598
Commercial paper	—	97	—	97	—	—	—	—
Money market funds	515	—	—	515	971	—	—	971
Marketable equity securities	11	3	—	14	11	3	—	14
Foreign bonds	7	368	—	375	8	365	—	373
Corporate bonds and other debt securities	3	2	49	54	3	6	50	59
Derivatives:
Interest rate contracts	—	535	—	535	—	735	—	735
Foreign exchange contracts	—	141	7	148	—	150	32	182
Other derivatives	—	4	7	11	—	5	6	11

Total Assets	$536	$7,232	$63	$7,831	$993	$7,862	$88	$8,943

Liabilities
Derivatives:
Interest rate contracts	$—	$66	$—	$66	$—	$89	$—	$89
Foreign exchange contracts	—	775	9	784	—	880	10	890
Other derivatives	—	2	—	2	—	—	—	—

Total Liabilities	$—	$843	$9	$852	$—	$969	$10	$979

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments at fair value as of January 31, 2011 and October 31, 2010 were as follows:

	January 31, 2011				October 31, 2010
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Cash Equivalents
Time deposits	$6,055	$—	$—	$6,055	$6,590	$—	$—	$6,590
Commercial paper	97	—	—	97	—	—	—	—
Money market funds	515	—	—	515	971	—	—	971

Total cash equivalents	6,667	—	—	6,667	7,561	—	—	7,561

Available-for-Sale Investments
Debt securities:
Time deposits	27	—	—	27	8	—	—	8
Foreign bonds	310	65	—	375	315	58	—	373
Corporate bonds and other debt securities	76	—	(22)	54	89	—	(30)	59

Total debt securities	413	65	(22)	456	412	58	(30)	440

Equity securities in public companies	5	4	—	9	5	4	—	9

Total cash equivalents and available-for-sale investments	$7,085	$69	$(22)	$7,132	$7,978	$62	$(30)	$8,010

        Cash equivalents consist of investments in time deposits, commercial paper and money market funds with original maturities of ninety days or less. Time deposits were primarily issued by institutions outside the U.S. as of January 31, 2011 and October 31, 2010. Available-for-sale securities consist of short-term investments which mature within twelve months or less and long-term investments with maturities longer than twelve months. Investments include primarily time deposits, fixed-interest securities, and institutional bonds. HP estimates the fair values of its investments based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that will be realized in the future.

        The gross unrealized loss as of January 31, 2011 was due primarily to declines in certain debt securities and included $22 million that has been in a continuous loss position for more than twelve months. The gross unrealized loss as of October 31, 2010 was due primarily to declines in the fair value of certain debt securities and included $28 million that has been in a continuous loss position for more than twelve months. HP does not intend to sell these debt securities, and it is not likely that HP will be required to sell these debt securities prior to the recovery of the amortized cost. For the three months ended January 31, 2011 and 2010, HP did not recognize any impairment charge associated with debt securities.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        Contractual maturities of short-term and long-term investments in available-for-sale debt securities at January 31, 2011 were as follows:

	Available-for-Sale Securities
	January 31, 2011
	Cost	Estimated Fair Value
	In millions
Due in 1-5 years	$30	$30
Due in more than five years	383	426

	$413	$456

        A summary of the carrying values and balance sheet classification of all short-term and long-term investments in debt and equity securities as of January 31, 2011 and October 31, 2010 was as follows:

	January 31, 2011	October 31, 2010
	In millions
Available-for-sale debt securities	$—	$5

Included in Other current assets	—	5

Available-for-sale debt securities	456	435
Available-for-sale equity securities	9	9
Equity securities in privately-held companies	54	154
Other investments	9	9

Included in long-term financing receivables and other assets	528	607

Total investments	$528	$612

        Equity securities in privately held companies include cost basis and equity method investments. Other investments include marketable trading securities. HP includes gains or losses from changes in fair value of these securities, offset by losses or gains on the related liabilities, in Interest and other, net, in HP's Consolidated Condensed Statements of Earnings. The net impact associated with these securities were not material for the three months ended January 31, 2011 and 2010.

  Derivative Financial Instruments

        HP is a global company that is exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, option contracts, interest rate swaps, and total return swaps, to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. HP does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. HP designates its derivatives as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

hedges"). Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivatives, on a gross basis, in the Consolidated Condensed Balance Sheets at fair value and reports them in Other current assets, Long-term financing receivables and other assets, Other accrued liabilities, or Other liabilities. HP classifies cash flows from the derivative programs as operating activities in the Consolidated Condensed Statements of Cash Flows.

        As a result of the use of derivative instruments, HP is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, HP has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and HP maintains dollar and term limits that correspond to each institution's credit rating. HP's established policies and procedures for mitigating credit risk on principal transactions and short-term cash include reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. Master agreements with counterparties include master netting arrangements as further mitigation of credit exposure to counterparties. These arrangements permit HP to net amounts due from HP to a counterparty with amounts due to HP from the same counterparty.

        To further mitigate credit exposure to counterparties, HP may enter into collateral security arrangements with its counterparties. These arrangements require HP to hold or post collateral, referred to as "restricted cash," when the derivative fair values exceed contractually established thresholds. The restricted cash is comprised of U.S. dollars, and it is held by a third party. HP reports all collateral arrangements on a gross basis and classifies restricted cash received from its counterparties in Other current assets on HP's Consolidated Condensed Balance Sheets with a corresponding amount recorded under Other accrued liabilities. As of January 31, 2011, the fair value of all derivative instruments under these collateralized arrangements were in a net asset position of approximately $51 million for which $41 million of restricted cash had been deposited by the counterparties.

        Certain of HP's derivative instruments contain credit risk-related contingent features, such as provisions whereby HP and the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions if HP's or the counterparties' credit ratings fall below certain thresholds. As of January 31, 2011 and 2010, HP was not required to post any collateral, and HP did not have any derivative instruments with credit risk-related contingent features that were in a significant net liability position.

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

(Unaudited)

Note 8: Financial Instruments (Continued)

interest returns and would classify these swaps as fair value hedges. For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in Interest and other, net in the Consolidated Condensed Statements of Earnings in the current period.

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expense, and intercompany lease loan denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within six to twelve months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During the three months ended January 31, 2011 and 2010, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Condensed Statements of Earnings. As of January 31, 2011 and 2010, the portion of hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three months ended January 31, 2011 and 2010.

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        As discussed in Note 7, HP estimates the fair values of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Consolidated Condensed Balance Sheets were recorded as follows:

	As of January 31, 2011					As of October 31, 2010
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$8.575	$—	$478	$—	$—	$8,575	$—	$656	$—	$—
Cash flow hedges:
Foreign exchange contracts	17,613	72	18	405	86	16,862	98	20	503	83
Net investment hedges:
Foreign exchange contracts	1,504	8	4	58	60	1,466	8	2	58	62

Total derivatives designated as hedging instruments	27,692	80	500	463	146	26,903	106	678	561	145

Derivatives not designated as hedging instruments
Foreign exchange contracts	11,177	44	2	131	44	13,701	51	3	129	55
Interest rate contracts(2)	2,200	—	57	—	66	2,200	—	79	—	89
Other derivatives	415	4	7	2	—	397	5	6	—	—

Total derivatives not designated as hedging instruments	13,792	48	66	133	110	16,298	56	88	129	144

Total derivatives	$41,484	$128	$566	$596	$256	$43,201	$162	$766	$690	$289

(1)
Represents the face amounts of contracts that were outstanding as of January 31, 2011 and October 31, 2010, respectively.

(2)
Represents offsetting swaps acquired through a previous business combination that were not designated as hedging instruments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The before-tax effect of a derivative instrument and related hedged item in a fair value hedging relationship for the three months ended January 31, 2011 and 2010 was as follows:

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended January 31, 2011	Hedged Item	Location	Three months ended January 31, 2011
		In millions			In millions
Interest rate contracts	Interest and other, net	$(178)	Fixed-rate debt	Interest and other, net	$174

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended January 31, 2010	Hedged Item	Location	Three months ended January 31, 2010
		In millions			In millions
Interest rate contracts	Interest and other, net	$9	Fixed-rate debt	Interest and other, net	$(9)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended January 31, 2011 and 2010 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)		Gain Recognized in Income on Derivative(1) (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three months ended January 31, 2011	Location	Three months ended January 31, 2011	Location	Three months ended January 31, 2011
	In millions		In millions		In millions
Cash flow hedges:
Foreign exchange contracts	$100	Net revenue	$(24)	Net revenue	$—
Foreign exchange contracts	(9)	Cost of products	26	Cost of products	—
Foreign exchange contracts	(2)	Other operating expenses	1	Other operating expenses	—
Foreign exchange contracts	16	Interest and other, net	7	Interest and other, net	—
Foreign exchange contracts	(13)	Net revenue	4	Interest and other, net	2

Total cash flow hedges	$92		$14		$2

Net investment hedges:
Foreign exchange contracts	$(6)	Interest and other, net	$—	Interest and other, net	$—

(1)
Amount of gain recognized in income on derivative represents a $2 million gain related to the amount excluded from the assessment of hedge effectiveness in the three months ended January 31, 2011.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

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

        HP expects to reclassify a net accumulated other comprehensive loss of approximately $168 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three months ended January 31, 2011 and 2010 was as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended January 31, 2011
		In millions
Foreign exchange contracts	Interest and other, net	$(77)
Other derivatives	Interest and other, net	(2)
Interest rate contracts	Interest and other, net	2

Total		$(77)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended January 31, 2010
		In millions
Foreign exchange contracts	Interest and other, net	$66
Other derivatives	Interest and other, net	(11)
Interest rate contracts	Interest and other, net	(1)

Total		$54

  Other Financial Instruments

        For the balance of HP's financial instruments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value and carrying value of HP's short- and long-term debt was approximately $20.4 billion at January 31, 2011. The estimated fair value of HP's short- and long-term debt was approximately $16.0 billion at January 31, 2010, compared to a carrying value of $15.9 billion at that date. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

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

	January 31, 2011	October 31, 2010
	In millions
Minimum lease payments receivable	$7,239	$7,094
Allowance for doubtful accounts	(124)	(140)
Unguaranteed residual value	213	212
Unearned income	(615)	(596)

Financing receivables, net	6,713	6,570
Less current portion	(2,982)	(2,986)

Amounts due after one year, net	$3,731	$3,584

        Equipment leased to customers under operating leases was $3.6 billion and $3.5 billion at January 31, 2011 and October 31, 2010, respectively, and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $1.0 billion at January 31, 2011 and at October 31, 2010.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

        In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-20, "Disclosures about Credit Quality of Financing Receivables and the Allowance for Credit Losses." This update requires disclosures related to the credit risk inherent in an entity's portfolio of financing receivables and how that risk is analyzed and assessed in arriving at the allowance for credit losses. The new standard also requires enhanced disclosures related to changes in the allowance for credit losses and the reasons for those changes. HP adopted this new standard in the first quarter of fiscal 2011.

        Due to the homogenous nature of the leasing transactions, HP manages its financing receivables on an aggregate basis when assessing and monitoring credit risk. Credit risk is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. The credit quality of an obligor is evaluated at lease inception and monitored over the term of a transaction. Risk ratings are assigned to each lease based on the creditworthiness of the obligor and other variables that augment or diminish the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease, and the inclusion of guarantees, letters of credit, security deposits or other credit enhancements.

        The credit risk profile of the gross financing receivables, based on internally assigned ratings, was as follows:

	January 31, 2011	October 31, 2010
	In millions
Risk Rating
Low	$3,931	$3,793
Moderate	2,847	2,829
High	59	88

Total	$6,837	$6,710

        Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB- or higher, while accounts rated moderate risk would be the equivalent of BB+ or lower. HP closely monitors accounts rated high risk and based upon impairment analysis, specific reserves may have been established against a portion of these leases.

        HP establishes an allowance for doubtful accounts to ensure financing receivables are not overstated due to uncollectability. The allowance balance is comprised of a general reserve, which is determined based on a percentage of the financing receivables balance, and a specific reserve, which is established for certain leases with identified exposures, such as customer default, bankruptcy or other events, that make it unlikely that HP will recover its investment in the lease. The general reserve percentages are maintained on a regional basis and are based on several factors, which include consideration of historical credit losses and portfolio delinquencies, trends in the overall weighted-average risk rating of the portfolio, and information derived from competitive benchmarking.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

        The allowance for doubtful accounts and the related financing receivables for the three months ended January 31, 2011 were as follows:

Three months ended January 31, 2011
In millions
Allowance for doubtful accounts
Balance, beginning of period	$140
Additions to allowance	12
Deductions, net of recoveries	(28)

Balance, end of period	$124

Allowance for financing receivables individually evaluated for loss	$41
Allowance for financing receivables collectively evaluated for loss	83

Total	$124

Gross financing receivables individually evaluated for loss	$84
Gross financing receivables collectively evaluated for loss	6,753

Total	$6,837

        Accounts are generally put on non-accrual status (cessation of interest accrual) when they reach 90 days past due. Exceptions may be granted in certain circumstances such as when the delinquency is deemed to be of an administrative nature. A write-off or specific reserve is generally recorded when an account reaches 180 days past due. As of January 31, 2011, total financing receivables on non-accrual status were $234 million, and total financing receivables greater than 90 days past due and still accruing interest were $106 million.

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

        The changes in HP's aggregate product warranty liabilities for the three months ended January 31, 2011 were as follows:

In millions
Product warranty liability at October 31, 2010	$2,447
Accruals for warranties issued	700
Adjustments related to pre-existing warranties (including changes in estimates)	(31)
Settlements made (in cash or in kind)	(659)

Product warranty liability at January 31, 2011	$2,457

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	January 31, 2011		October 31, 2010
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Current portion of long-term debt	$2,240	2.2%	$2,216	2.2%
Commercial paper	680	0.6%	4,432	0.3%
Notes payable to banks, lines of credit and other	461	2.6%	398	1.5%

	$3,381		$7,046

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $361 million and $348 million at January 31, 2011 and October 31, 2010, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	January 31, 2011	October 31, 2010
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.505% in June 2002 at 6.5%, due July 2012	$500	$500
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, due March 2012	600	600
$900 issued at discount to par at a price of 99.938% in February 2007 at 5.25%, due March 2012	900	900
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,500 issued at discount to par at a price of 99.921% in March 2008 at 4.5%, due March 2013	1,499	1,499
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, due March 2014	1,995	1,994
$275 issued at par in February 2009 at three-month USD LIBOR plus 1.75%, paid February 2011	275	275
$1,000 issued at discount to par at a price of 99.956% in February 2009 at 4.25%, due February 2012	1,000	1,000
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500
2009 Shelf Registration Statement:
$750 issued at par in May 2009 at three-month USD LIBOR plus 1.05%, due May 2011	750	750
$1,000 issued at discount to par at a price of 99.967% in May 2009 at 2.25%, due May 2011	1,000	1,000
$250 issued at discount to par at a price of 99.984% in May 2009 at 2.95%, due August 2012	250	250
$800 issued at par in September 2010 at three-month USD LIBOR plus 0.125%, due September 2012	800	800
$1,100 issued at discount to par of 99.921% in September 2010 at 1.25% due September 2013	1,099	1,099
$1,100 issued at discount to par of 99.887% in September 2010 at 2.125% due September 2015	1,099	1,099
$650 issued at discount to par of 99.911% in December 2010 at 2.2% due December 2015	649	—
$1,350 issued at discount to par of 99.827% in December 2010 at 3.75% due December 2020	1,347	—

	16,512	14,515

EDS Senior Notes
$1,100 issued June 2003 at 6.0%, due August 2013	1,128	1,130
$300 issued October 1999 at 7.45%, due October 2029	315	315

	1,443	1,445

Other, including capital lease obligations, at 0.60%-8.63%, due in calendar years 2011-2024	810	845
Fair value adjustment related to hedged debt	497	669
Less: current portion	(2,240)	(2,216)

Total long-term debt	$17,022	$15,258

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

        As disclosed in Note 8 to the Consolidated Financial Statements, HP uses interest rate swaps to mitigate the market risk exposures in connection with certain fixed interest global notes to achieve primarily U.S. dollar LIBOR-based floating interest expense. The table above does not reflect the interest rate swap impact on the interest rate.

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

        HP has a $3.0 billion five-year credit facility expiring in May 2012. In February 2010, HP entered into a $3.5 billion 364-day credit facility. The February credit facility expired in February 2011, at which time HP entered into a new $4.5 billion four-year credit facility, increasing the total amount available under its credit facilities to $7.5 billion. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. The credit facilities are senior unsecured committed borrowing arrangements primarily to support the issuance of U.S. commercial paper. HP's ability to have a U.S. commercial paper outstanding balance that exceeds the $7.5 billion supported by these credit facilities is subject to a number of factors, including liquidity conditions and business performance.

        Within Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of January 31, 2011, the carrying value of the assets approximated the carrying value of the borrowings of $170 million.

        As of January 31, 2011, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2009 Shelf Registration Statement. As of that date, HP also had up to approximately $17.2 billion of available borrowing resources, including $15.8 billion under its commercial paper programs and approximately $1.4 billion relating to uncommitted lines of credit.

Note 12: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 21.0% and 19.8% for the three months ended January 31, 2011 and January 31, 2010, respectively. HP's effective tax rate increased due to a decline in the percentage of total earnings earned in lower-tax jurisdictions. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Income Taxes (Continued)

operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all of such earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

        In the three months ended January 31, 2011, HP recorded discrete items with a net tax benefit of $101 million, decreasing the effective tax rate. These amounts included net tax benefits of $58 million from restructuring and acquisition charges. In addition, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into law. HP recorded a tax benefit of $43 million arising from the retroactive research and development credit provided by that legislation in the first quarter of fiscal 2011.

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

        As of January 31, 2011, the amount of gross unrecognized tax benefits was $1.7 billion, a decline of approximately $400 million since October 31, 2010. The decline was primarily attributable to the settlement or resolution of various uncertain tax positions within a non-U.S. jurisdiction. The benefit from the reversal of related income tax reserves was accompanied by a corresponding increase in U.S. deferred tax expense recognized for the related unremitted earnings. Of the balance of $1.7 billion at January 31, 2011, up to $1.1 billion would affect HP's effective tax rate if realized. HP recognizes interest income and interest expense and penalties on tax overpayments and underpayments, respectively, within income tax expense. As of January 31, 2011, HP had accrued a net $160 million payable for interest and penalties. In the three months ended January 31, 2011, HP recognized $21 million of net interest income on tax overpayments, net of tax.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any IRS audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $138 million within the next 12 months.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Income Taxes (Continued)

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	January 31, 2011	October 31, 2010
	In millions
Current deferred tax assets	$5,365	$5,833
Current deferred tax liabilities	(37)	(53)
Long-term deferred tax assets	2,190	2,070
Long-term deferred tax liabilities	(5,572)	(5,239)

Total deferred tax assets net of deferred tax liabilities	$1,946	$2,611

Note 13: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the first quarter of fiscal 2011, HP executed share repurchases of 51 million shares. Repurchases of 54 million shares were settled for $2.3 billion in the first quarter of fiscal 2011, which included 4 million shares repurchased in transactions that were executed in fiscal 2010 but settled in the first quarter of fiscal 2011. HP had approximately 1 million shares repurchased in the first quarter of fiscal 2011 that will be settled in the second quarter of fiscal 2011. HP paid approximately $2.7 billion in connection with repurchases of approximately 54 million shares during the three months ended January 31, 2010. As of January 31, 2011, HP had remaining authorization of $8.6 billion for future share repurchases.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

  Comprehensive Income

        The changes in the components of OCI, net of taxes, were as follows:

	Three months ended January 31
	2011	2010
	In millions
Net earnings	$2,605	$2,250
Net change in unrealized gains on available-for-sale securities, net of tax of $5 million in 2011 and $1 million in 2010	10	2
Net change in unrealized gains/losses on cash flow hedges:
Unrealized gains recognized in OCI, net of tax of $32 million in 2011 and $157 million in 2010	60	290
(Gains) losses reclassified into income, net of tax of $1 million in 2011 and net of tax benefit of $42 million in 2010	(13)	60

	47	350

Net change in cumulative translation adjustment, net of tax of $17 million in 2011 and net of tax benefit of $14 million in 2010	51	(60)
Net change in unrealized components of defined benefit plans, net of tax of $10 million in 2011 and $9 million in 2010	31	11

Comprehensive income	$2,744	$2,553

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	January 31, 2011	October 31, 2010
	In millions
Net unrealized gain on available-for-sale securities	$30	$20
Net unrealized loss on cash flow hedges	(154)	(201)
Cumulative translation adjustment	(380)	(431)
Unrealized components of defined benefit plans	(3,194)	(3,225)

Accumulated other comprehensive loss	$(3,698)	$(3,837)

Note 14: Retirement and Post-Retirement Benefit Plans

  Modifications to Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. As disclosed in our Consolidated Financial Statements for the fiscal year ended October 31, 2010, HP matching contributions under both the HP 401(k) Plan and the EDS 401(k) Plan in fiscal 2010 were on a quarterly, discretionary, performance-based match of up to a maximum of 4% of eligible compensation for all U.S. employees to be determined each fiscal quarter based on business results. HP's matching contributions for each of the quarters in fiscal 2010 were 100% of the maximum 4% match. Effective in fiscal year 2011, the quarterly employer matching contributions in the HP 401(k) Plan and the EDS 401(k) Plan are no longer discretionary and are equal to 100% of an employee's contributions, up to a

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans (Continued)

maximum of 4% of eligible compensation. In addition, effective December 31, 2010, the EDS 401(k) Plan was merged into the HP 401(k) Plan.

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2011	2010	2011	2010	2011	2010
	In millions
Service cost	$—	$—	$85	$86	$2	$3
Interest cost	148	145	169	172	8	12
Expected return on plan assets	(186)	(166)	(213)	(198)	(9)	(7)
Amortization and deferrals:
Actuarial loss	9	7	62	56	1	5
Prior service benefit	—	—	(3)	(2)	(21)	(21)

Net periodic benefit (gain) cost	$(29)	$(14)	$100	$114	$(19)	$(8)
Special termination benefits	—	—	2	—	—	—

Net benefit (gain) cost	$(29)	$(14)	$102	$114	$(19)	$(8)

  Employer Contributions and Funding Policy

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2010 that it expected to contribute approximately $747 million to its pension plans and approximately $30 million to cover benefit payments to U.S. non-qualified plan participants. HP expects to pay approximately $40 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it makes at least the minimum contribution required by local authorities.

        During the three months ended January 31, 2011, HP made $183 million of contributions to its pension plans, paid $7 million to cover benefit payments to U.S. non-qualified plan participants, and paid $6 million to cover benefit claims under post-retirement benefit plans. During the remainder of fiscal 2011, HP anticipates making additional contributions of approximately $564 million to its pension plans and approximately $23 million to its U.S. non-qualified plan participants and expects to pay up to $34 million to cover benefit claims under post-retirement benefit plans. HP's pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Differences between expected and actual returns on investments will be reflected as unrecognized gains or losses, and such gains or losses will be amortized and recorded in future periods. Poor financial performance of invested assets in any year could lead to increased contributions in certain countries and increased future pension plan expense. Asset gains or losses are determined at the measurement date and amortized over the remaining service life or life expectancy of plan participants. HP's next measurement date is October 31, 2011.

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

Litigation, Proceedings and Investigations

        Copyright levies.    As described below, proceedings are ongoing or have been concluded involving HP in certain European Union ("EU") member countries, including litigation in Germany, Belgium and Austria, seeking to impose or modify levies upon equipment (such as multifunction devices ("MFDs"), personal computers ("PCs") and printers) and alleging that these devices enable producing private copies of copyrighted materials. Descriptions of some of the ongoing proceedings are included below. The levies are generally based upon the number of products sold and the per-product amounts of the levies, which vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders.

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under the existing law. The court issued a written decision on January 25, 2008, and VG Wort subsequently filed an application with the German Federal Supreme Court under Section 321a of the German Code of Civil Procedure contending that the court did not consider their arguments. On May 9, 2008, the German Federal Supreme Court denied VG Wort's application. VG Wort appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. On September 21, 2010, the Constitutional Court published a decision holding that the German Federal Supreme Court erred by not referring questions on interpretation of German copyright law to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

the Court of Justice of the EU and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. The German Federal Supreme Court has set a hearing date of March 24, 2011.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in the Munich Civil Court in Munich, Germany seeking levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against FSC. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that FSC must pay €12 plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. FSC filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, not subject to the levies on photocopiers established by that law. VG Wort subsequently filed a claim with the German Federal Constitutional Court challenging that ruling. In January 2011, the Constitutional Court published a decision holding that the German Federal Supreme Court decision was inconsistent with the German Constitution and revoking the German Federal Supreme Court decision. The Constitutional Court remitted the matter to the German Federal Supreme Court for further action.

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

        Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit in which HP was joined on June 14, 2004 that is pending in state court in Santa Clara County, California. The lawsuit alleges that HP (along with Intel Corporation) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs, and certification of a

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

nationwide class. On February 27, 2009, the court denied with prejudice plaintiffs' motion for nationwide class certification for a third time. The plaintiffs have appealed the court's decision.

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

  •
  Four class actions against HP and its subsidiary, Hewlett-Packard (Canada) Co., are pending in Canada, one commenced in British Columbia in February 2006, two commenced in Quebec in April 2006 and May 2006, respectively, and one commenced in Ontario in June 2006, where the plaintiffs are seeking class certification, restitution, declaratory relief, injunctive relief and unspecified statutory, compensatory and punitive damages. In March 2010, one of the Quebec cases was voluntarily dismissed by the plaintiff. In February 2011, the other Quebec case was voluntarily dismissed by the plaintiff.

        On August 25, 2010, HP and the plaintiffs in In re HP Inkjet Printer Litigation, Blennis v. HP and Rich v. HP entered into an agreement to settle those lawsuits on behalf of the proposed classes, which agreement is subject to approval of the court before it becomes final. Under the terms of the proposed settlement, the lawsuits will be consolidated, and eligible class members will each have the right to obtain e-credits not to exceed $5 million in the aggregate for use in purchasing printers or printer

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

supplies through HP's website. As part of the proposed settlement, HP also agreed to provide class members with additional information regarding HP inkjet printer functionality and to change the content of certain software and user guide messaging provided to users regarding the life of inkjet printer cartridges. In addition, class counsel and the class representatives will be paid attorneys' fees and expenses and stipends in an amount that is yet to be approved by the court. On October 1, 2010, the court granted preliminary approval of the proposed settlement. The court held a fairness hearing on January 28, 2011 to determine whether to grant final approval of the proposed settlement. The court has not yet issued a decision.

        Baggett v. HP is a consumer class action filed against HP on June 6, 2007 in the United States District Court for the Central District of California alleging that HP employs a technology in its LaserJet color printers whereby the printing process shuts down prematurely, thus preventing customers from using the toner that is allegedly left in the cartridge. The plaintiffs also allege that HP fails to disclose to consumers that they will be unable to utilize the toner remaining in the cartridge after the printer shuts down. The complaint seeks certification of a nationwide class of purchasers of all HP LaserJet color printers and seeks unspecified damages, restitution, disgorgement, injunctive relief, attorneys' fees and costs. On September 29, 2009, the court granted HP's motion for summary judgment against the named plaintiff and denied plaintiff's motion for class certification as moot. On November 3, 2009, the court entered judgment against the named plaintiff. On November 17, 2009, plaintiff filed an appeal of the court's summary judgment ruling with the United States Court of Appeals for the Ninth Circuit. On August 25, 2010, HP and the plaintiff entered into an agreement to settle the lawsuit on behalf of the proposed class, which agreement is subject to approval of the court before it becomes final. Under the terms of the proposed settlement, eligible class members will each have the right to obtain e-credits not to exceed $5 million in the aggregate for use in purchasing printers or printer supplies through HP's website. In addition, class counsel and the class representative will be paid attorneys' fees and expenses and stipends in an amount that is yet to be approved by the court. On October 13, 2010, the court granted preliminary approval of the proposed settlement. The court held a fairness hearing on February 14, 2011 to determine whether to grant final approval of the proposed settlement. The court has not yet issued a decision.

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

        In addition, as described below, HP is involved in stockholder derivative litigation arising from the Russia GPO deal, the related investigations and other matters commenced against current and former members of the HP Board of Directors in which the plaintiffs are seeking to recover certain compensation paid by HP to the defendants and other damages:

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

  •
  A.J. Copeland v. Raymond J. Lane, et al., is a lawsuit filed on March 7, 2011 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties in connection with HP's alleged violations of the FCPA, severance payments made to former Chairman and Chief Executive Officer Mark Hurd, and HP's acquisition of 3PAR Inc. The lawsuit also alleges violations of Section 14(a) of the Exchange Act in connection with HP's 2010 and 2011 proxy statements.

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

Environmental

        Our operations and our products are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of its products and the recycling, treatment and disposal of its products. In particular, HP faces increasing complexity in its product design and procurement operations as it adjusts to new and future requirements relating to the chemical and materials composition of its products, their safe use, the energy consumption associated with those products, including requirements relating to climate change. We also are subject to legislation in an increasing

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

number of jurisdictions that makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). HP could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws or if its products become non-compliant with environmental laws. HP's potential exposure includes fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean up costs. The amount and timing of costs under environmental laws are difficult to predict.

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

Note 16: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses, and large enterprises, including customers in the government, health and education sectors. HP's offerings span multi-vendor customer services, including infrastructure technology and business process outsourcing, technology support and maintenance, application development and support services, and consulting and integration services; enterprise information technology infrastructure, including enterprise server and storage technology, networking products and solutions, information management software and software that optimizes business technology investments; personal computing and other access devices; and imaging and printing-related products and services.

        HP and its operations are organized into seven business segments for financial reporting purposes: Services, ESSN, HP Software, PSG, IPG, HP Financial Services ("HPFS"), and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The business segments are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results. Services, ESSN and HP Software are reported collectively as a broader HP Enterprise Business. In order to provide a supplementary view of HP's business, aggregated financial data for the HP Enterprise Business is presented herein.

        HP has reclassified segment operating results for fiscal 2010 to conform to certain fiscal 2011 organizational realignments. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. Future changes to this organizational structure may result in changes to the business segments disclosed.

        A description of the types of products and services provided by each business segment follows.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  HP Enterprise Business.

        Each of the business segments within the HP Enterprise Business is described in detail below.

  •
  Services provides consulting, outsourcing and technology services across infrastructure, applications and business process domains. Services is divided into four main business units: Infrastructure Technology Outsourcing, Applications Services, Business Process Outsourcing and Technology Services. Infrastructure Technology Outsourcing delivers comprehensive services that encompass the data center; networking; security, compliance, and business continuity; workplace (desktop); and enterprise service management. Applications Services help clients revitalize and manage their applications assets through flexible, project-based consulting services and longer-term outsourcing contracts. These full life cycle services encompass application development, testing, modernization, system integration, maintenance and management. Business Process Outsourcing solutions include a broad array of enterprise shared services, customer relationship management services, financial process management services, and administrative services. Technology Services include consulting and support services. Consulting services include strategic IT advisory services, cloud consulting services, energy efficiency services, converged infrastructure services, networking services, data center transformation services and critical facilities services. Support services include mission critical services, technical and deployment services, support services for servers, storage, networks and imaging and printing, and warranty support across HP's product lines.

  •
  Enterprise Servers, Storage and Networking provides server, storage and network infrastructure products. The various server offerings range from entry-level servers to high-end scalable servers, including Superdome servers. Industry Standard Servers include primarily entry-level and mid-range ProLiant servers, which run primarily Windows, Linux and Novell operating systems and leverage Intel Corporation ("Intel") and Advanced Micro Devices ("AMD") processors. The business spans a range of product lines, including pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of server blades. Business Critical Systems include HP Integrity servers based on the Intel Itanium-based processor that run HP-UX, Microsoft Windows and OpenVMS operating systems, as well as fault-tolerant HP Integrity NonStop solutions. Business Critical Systems' portfolio of server solutions includes Scale-up x86 ProLiant Servers, the BladeSystem architecture-based Integrity blade servers and the Superdome 2 server solution. HP's StorageWorks offerings include entry-level, mid-range and high-end arrays, storage area networks ("SANs"), network attached storage ("NAS"), storage management software, and virtualization technologies, as well as StoreOnce data deduplication solutions, tape drives, tape libraries and optical archival storage. HP's networking offering includes the network infrastructure product portfolios sold under the ProCurve, 3Com, H3C and Tipping Point brands.

  •
  HP Software provides enterprise IT management software, information management solutions, and security intelligence/risk management solutions. Solutions are delivered via traditional software licenses or as software as a service. Augmented by support and professional services, the solutions allow large IT organizations to manage infrastructure, operations, application lifecycles, application quality and security, IT services, and business processes. In addition, the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

    solutions help businesses proactively safeguard digital assets, comply with corporate and regulatory policy, and control internal and external security risks.

        HP's business segments not included in HP Enterprise Business are described below.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and small and medium sized business ("SMB") customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq, HP Pro, and HP Elite lines of business desktops and notebooks, as well as the All in One Touchsmart and Omni PCs, HP Mini-Note PC, HP Blade PCs, Retail POS systems, HP Thin Clients, and the HP Slate Tablet. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi media consumer desktops and notebooks, as well as the HP Pavilion Elite desktops, HP Envy Premium notebooks, Touchsmart PCs, All in One PC, HP and Compaq Mini notebooks, and the Media Smart Home Server. HP's Z series desktop workstations and HP Elitebook Mobile Workstations provide advanced graphics, computing, and large modeling capabilities, certified with applications in a wide range of industries and running both Windows and Linux operating systems.

  •
  Imaging and Printing Group provides consumer and commercial printer hardware, supplies, media and scanning devices. IPG is also focused on imaging solutions in the commercial markets. These solutions range from managed print services and capturing high-value pages in areas such as industrial applications, outdoor signage, and the graphic arts business. Inkjet and Web Solutions delivers HP's consumer and SMB inkjet solutions (hardware, supplies, media, web-connected hardware and services) and develops HP's retail publishing and web businesses. It includes single function and all-in-one inkjet printers targeted toward consumers and SMBs as well as retail publishing solutions, Snapfish, and ePrintCenter. LaserJet and Enterprise Solutions deliver products, services and solutions to the medium-business and enterprise segments. It includes LaserJet printers and supplies, multi-function devices, scanners, web-connected hardware and services and enterprise software solutions such as Exstream Software and Web Jetadmin. Managed enterprise solutions include managed print services products and solutions delivered to enterprise customers partnering with third-party software providers to offer workflow solutions in the enterprise environment. Graphics solutions include large format printing (Designjet and Scitex), large format supplies, WebPress supplies, Indigo printing, specialty printing systems and inkjet high-speed production solutions. The graphic solutions business targets Print Service Providers, architects, engineers, designers and industrial solution providers. Printer supplies include LaserJet toner and inkjet printer cartridges and other printing-related media.

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

  •
  Corporate Investments includes business intelligence solutions, HP Labs, mobile devices associated with the Palm acquisition, and certain business incubation projects. Business intelligence solutions enable businesses to standardize on consistent data management schemes, connect and share data across the enterprise and apply analytics. The segment also includes certain video collaboration products sold under the brand "Halo," and Palm smartphones, which are targeted at the consumer segment and include the Pixi and Pre models running on the WebOS operating system. This segment also derives revenue from licensing specific HP technology to third parties.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        Selected operating results information for each business segment was as follows:

	Three months ended January 31
	Net Revenue		Earnings (Loss) from Operations
	2011	2010(1)	2011	2010(1)
	In millions
Services	$8,607	$8,790	$1,375	$1,379
Enterprise Servers, Storage and Networking(2)	5,634	4,610	828	607
HP Software(3)	697	663	123	172

HP Enterprise Business	14,938	14,063	2,326	2,158

Personal Systems Group	10,449	10,584	672	530
Imaging and Printing Group	6,630	6,206	1,129	1,054
HP Financial Services	827	719	79	67
Corporate Investments(4)	78	60	(183)	(56)

Segment total	$32,922	$31,632	$4,023	$3,753

(1)
Certain fiscal 2011 organizational reclassifications have been reflected retroactively to provide improved visibility and comparability. For the three months ended January 31, 2010, the reclassifications resulted in the transfer of revenue and operating profit among ESSN, HP Software and Corporate Investments. Reclassifications between segments included the transfer of the networking business from Corporate Investments to ESSN, the transfer of the communications and media solutions business from HP Software to Services, and the transfer of the business intelligence business from HP Software to Corporate Investments. There was no impact on the previously reported financial results for PSG, HPFS or IPG.

(2)
Includes the results of 3Com and 3PAR Inc. ("3PAR") from the dates of acquisition in April 2010 and October 2010, respectively.

(3)
Includes the results of ArcSight, Inc. ("ArcSight") from the date of acquisition in October 2010.

(4)
Includes the results of Palm from the date of acquisition in July 2010.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended January 31
	2011	2010
	In millions
Net revenue:
Segment total	$32,922	$31,632
Eliminations of inter-segment net revenue and other	(620)	(455)

Total HP consolidated net revenue	$32,302	$31,177

Earnings before taxes:
Total segment earnings from operations	$4,023	$3,753
Corporate and unallocated costs, gains and eliminations	149	(88)
Unallocated costs related to stock-based compensation expense	(166)	(163)
Amortization of purchased intangible assets	(425)	(330)
Restructuring charges	(158)	(131)
Acquisition-related charges	(29)	(38)
Interest and other, net	(97)	(199)

Total HP consolidated earnings before taxes	$3,297	$2,804

        In connection with certain fiscal 2011 organizational realignments, HP reclassified total assets of its networking business from Corporate Investments to ESSN and total assets of the communications and media solutions business from HP Software to Services. There have been no other material changes to the total assets of HP's segments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  Net revenue by segment and business unit

	Three months ended January 31
	2011	2010(1)
	In millions
Net revenue:
Infrastructure Technology Outsourcing	$3,636	$3,675
Technology Services	2,602	2,631
Application Services	1,632	1,681
Business Process Outsourcing	658	734
Other	79	69

Services	8,607	8,790

Industry Standard Servers	3,448	2,946
Storage(2)	1,012	889
HP Networking(3)	619	219
Business Critical Systems	555	556

Enterprise Servers, Storage and Networking	5,634	4,610

HP Software(4)	697	663

HP Enterprise Business	14,938	14,063

Notebooks	5,808	6,138
Desktops	3,896	3,853
Workstations	535	375
Other(5)	210	218

Personal Systems Group	10,449	10,584

Supplies	4,358	4,081
Commercial Hardware	1,464	1,291
Consumer Hardware	808	834

Imaging and Printing Group	6,630	6,206

HP Financial Services	827	719
Corporate Investments(6)	78	60

Total segments	32,922	31,632

Eliminations of inter-segment net revenue and other	(620)	(455)

Total HP consolidated net revenue	$32,302	$31,177

(1)
Certain fiscal 2011 organizational reclassifications have been reflected retroactively to provide improved visibility and comparability. For the three months ended January 31, 2010, the reclassifications resulted in the transfer of revenue among ESSN, Services, HP Software and Corporate Investments. Reclassifications between segments included the transfer of the networking business from Corporate Investments to ESSN, the transfer of the communications and media

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  solutions business from HP Software to Services, and the transfer of the business intelligence business from HP Software to Corporate Investments. Revenue was also transferred among the business units within Services and within PSG. In addition, net revenue reported for the Infrastructure Technology Outsourcing business unit and eliminations of inter-segment net revenue have both been reduced to reflect a change in our inter-segment reporting model. There was no impact on the previously reported financial results for HPFS and IPG or for the business units within IPG.

(2)
Includes the results of 3PAR from the date of acquisition in September 2010.

(3)
The networking business was added to ESSN in fiscal 2011. Also includes the results of 3Com from the date of acquisition in April 2010.

(4)
The Business Technology Optimization and Other Software business units were consolidated into a single business unit within the HP Software segment in fiscal 2011. Also includes the results of ArcSight from the date of acquisition in October 2010.

(5)
The Handhelds business unit, which includes devices that run on Windows Mobile software, was realigned into the Other business unit within PSG in fiscal 2011.

(6)
Includes the results of Palm from the date of acquisition in July 2010.

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

        We have seven business segments for financial reporting purposes: Services, Enterprise Servers, Storage and Networking ("ESSN"), HP Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS"), and Corporate Investments. Services, ESSN and HP Software are reported collectively as a broader HP Enterprise Business. While the HP Enterprise Business is not an operating segment, we sometimes provide financial data aggregating the segments within it in order to provide a supplementary view of our business.

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

  Driving Operational Efficiency

        We are working to optimize efficiency across the company. As part of those efforts, we are continuing to execute on our multi-year program to consolidate real estate locations worldwide to fewer core sites in order to reduce our IT spending and real estate costs. We are also continuing to implement the restructuring plan announced in the fourth quarter of fiscal 2008 to optimize the cost structure of our Services business. In June 2010, we announced and started implementing a new restructuring plan that will consolidate data centers, systems and tools to better position our enterprise services business, including our infrastructure technology outsourcing, application services, and business process outsourcing business units, for growth. See Note 6 to the Consolidated Condensed Financial Statements in Item 1 for further discussion of these restructuring plans and the associated restructuring charges.

  Investing for Growth

        We are investing for growth by strengthening our position in our core markets and accelerating growth in adjacent markets in anticipation of market trends, such as data center consolidation and automation, cloud computing and virtualization, digitization, IT security, and mobility and connectivity. For example, we are increasing our sales coverage and investing in our sales channels to better address the markets we cover, including further expansion in emerging markets. We are creating innovative new products and developing new channels to connect with our customers. In addition, we have been making focused investments in innovation to strengthen our portfolio of products and services that we can offer to our customers, both through acquisitions and through organic growth. These investments have enabled us to expand in high-margin and high-growth industry segments and have further strengthened our portfolio of hardware, software and services.

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

        The following provides an overview of our key financial metrics in the first quarter of fiscal 2011 and demonstrates how our execution has translated into financial performance:

		HP Enterprise Business
	HP(1) Consolidated	Services	ESSN	HP Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Net revenue	$32,302	$8,607	$5,634	$697	$14,938	$10,449	$6,630	$827
Year-over-year net revenue % increase (decrease)	3.6%	(2.1)%	22.2%	5.1%	6.2%	(1.3)%	6.8%	15.0%
Earnings from operations	$3,394	$1,375	$828	$123	$2,326	$672	$1,129	$79
Earnings from operations as a % of net revenue	10.5%	16.0%	14.7%	17.6%	15.6%	6.4%	17.0%	9.6%
Net earnings	$2,605
Net earnings per share
Basic	$1.19
Diluted	$1.17

(1)
Includes Corporate Investments and eliminations.

        Cash and cash equivalents at January 31, 2011 totaled $9.9 billion, a decrease of $1.0 billion from the October 31, 2010 balance of $10.9 billion. The decrease for the first three months of fiscal 2011 was due primarily to $2.3 billion of cash used to repurchase common stock and $1.7 billion net payment of our debt, which were partially offset by $3.1 billion of cash provided from operations.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended January 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

RESULTS OF OPERATIONS

        Set forth below is an analysis of our financial results comparing the three months ended January 31, 2011 to the three months ended January 31, 2010. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2011		2010(1)
	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$32,302	100%	$31,177	100.0%
Cost of sales(2)	24,408	75.6%	24,027	77.1%

Gross profit	7,894	24.4%	7,150	22.9%
Research and development	798	2.5%	681	2.2%
Selling, general and administrative	3,090	9.5%	2,967	9.5%
Amortization of purchased intangible assets	425	1.3%	330	1.1%
Restructuring charges	158	0.5%	131	0.4%
Acquisition-related charges	29	0.1%	38	0.1%

Earnings from operations	3,394	10.5%	3,003	9.6%
Interest and other, net	(97)	(0.3)%	(199)	(0.6)%

Earnings before taxes	3,297	10.2%	2,804	9.0%
Provision for taxes	692	2.1%	554	1.8%

Net earnings	$2,605	8.1%	$2,250	7.2%

(1)
In connection with organizational realignments implemented in the first quarter of fiscal 2011, certain costs previously reported as Cost of sales have been reclassified as Selling, general and administrative expenses to better align those costs with the functional areas that benefit from those expenditures.

(2)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of the weighted net revenue change were as follows:

Three months ended January 31, 2011
Percentage Points
Enterprise Servers, Storage and Networking	3.3
Imaging and Printing Group	1.4
HP Financial Services	0.3
HP Software	0.1
Personal Systems Group	(0.4)
Corporate Investments/Other	(0.5)
Services	(0.6)

Total HP	3.6

        For the three months ended January 31, 2011, total HP net revenue increased 3.6% (4.3% on a constant currency basis). U.S. net revenue increased 4.7% to $11.4 billion for the first quarter of fiscal

2011, while net revenue from outside of the United States increased 3.0% to $20.9 billion. As reflected in the table above, the ESSN segment was the largest contributor to HP net revenue growth as a result of balanced growth across all regions. An analysis of the change in net revenue for each business segment is included under "Segment Information" below.

Gross Margin

        Total HP gross margin increased by 1.5 percentage points for the three months ended January 31, 2011. The increase was as a result of a favorable mix from higher HP Networking revenue and a favorable commodity pricing environment.

        Services gross margin increased due primarily to the continued focus on operating improvements and cost initiatives that favorably impacted the cost structure of our enterprise services business, delivery efficiencies and cost controls in Technology Services, the effect of which was partially offset by revenue declines.

        ESSN gross margin increased primarily as a result of a product mix shift towards higher margin products and lower product costs.

        HP Software gross margin increased due primarily to rate improvements in support and licenses.

        PSG gross margin increased primarily as a result of lower component costs and warranty expenses, the effect of which was partially offset by pricing actions and increased logistics costs.

        IPG gross margin decreased primarily due to a mix shift in hardware towards lower price point products, the effect of which was partially offset by improvements in supplies volume.

        HPFS gross margin decreased primarily as a result of lower portfolio margin associated with higher non-accrual income activity and higher bad debt expense, the effect of which was partially offset by higher end of lease activity.

        Corporate Investments gross margin decreased for the three months ended January 31, 2011 primarily as a result of the lower gross margin products associated with the acquisition of Palm, Inc. ("Palm").

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense increased in the three months ended January 31, 2011 due primarily to additional expenses from acquired companies. R&D expense as a percentage of net revenue increased for Corporate Investments, HP Software, ESSN and PSG and decreased for IPG and Services.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense increased in the three months ended January 31, 2011 due primarily to higher field selling and marketing costs as a result of our investments in sales resources to grow revenue, the effect of which was offset by gains on the sale of real estate. SG&A expense as a percentage of net revenue increased for Corporate Investments, HP Software, ESSN and PSG, decreased for HPFS and IPG, and was flat for Services.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense for the three months ended January 31, 2011 was due primarily to increased amortization of purchased intangible assets from acquisitions completed during fiscal 2010.

  Restructuring

        Restructuring charges for the three months ended January 31, 2011 were $158 million. These charges included $97 million of severance and facility costs related to our fiscal 2010 Enterprise Services restructuring plan and $61 million of severance and facility costs related to our fiscal 2008 restructuring plan.

        Restructuring charges for the three months ended January 31, 2010 were $131 million. These charges included $130 million of severance and facility costs related to our fiscal 2008 restructuring plan and $1 million of severance costs associated with our fiscal 2009 restructuring plan.

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments during the first three months of fiscal 2011. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

  Acquisition-Related Charges

        For the three months ended January 31, 2011, we recorded acquisition-related charges of $29 million primarily for consulting and integration costs, acquisition costs and retention bonuses associated with the acquisition of Electronic Data Systems Corporation ("EDS") and acquisitions completed in fiscal 2010.

        For the three months ended January 31, 2010, we recorded acquisition-related charges of $38 million primarily for consulting and integration costs as well as retention bonuses associated with the EDS acquisition.

Interest and Other, Net

        Interest and other, net improved by $102 million for the three months ended January 31, 2011. The improvement was driven primarily by lower currency transaction losses and lower litigation accruals, the effect of which was partially offset by asset impairment charges.

Provision for Taxes

        Our effective tax rate was 21.0% and 19.8% for the three months ended January 31, 2011 and January 31, 2010, respectively. Our effective tax rate increased due to a decline in the percentage of total earnings earned in lower-tax jurisdictions. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all of such earnings because we plan to reinvest some of those earnings indefinitely outside the United States.

        In the three months ended January 31, 2011, we recorded discrete items with a net tax benefit of $101 million, decreasing the effective tax rate. These amounts included net tax benefits of $58 million from restructuring and acquisition charges. In addition, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into law. We recorded a tax benefit of $43 million arising from the retroactive research and development credit provided by that legislation in the first quarter of fiscal 2011.

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

HP Enterprise Business

        Services, ESSN and HP Software are reported collectively as a broader HP Enterprise Business. We describe the results of the business segments of the HP Enterprise Business in more detail below.

Services

	Three months ended January 31
	2011	2010	% Decrease
	In millions
Net revenue	$8,607	$8,790	(2.1)%
Earnings from operations	$1,375	$1,379	(0.3)%
Earnings from operations as a % of net revenue	16.0%	15.7%

        The components of the weighted net revenue change by business unit were as follows:

Three months ended January 31, 2011
Percentage Points
Technology Services	(0.3)
Infrastructure Technology Outsourcing	(0.4)
Application Services	(0.6)
Business Process Outsourcing	(0.9)
Other	0.1

Total Services	(2.1)

        Services net revenue decreased 2.1% (1.4% when adjusted for currency) for the three months ended January 31, 2011. Net revenue in Technology Services declined by 1% due primarily to reduced sales of third-party hardware, the effect of which was partially offset by revenue growth in our support business. Infrastructure Technology Outsourcing net revenue decreased by 1% due to a lower mix of short-term deal signings and unfavorable currency impacts. Application Services net revenue declined by 3% due primarily to a decline in signings for short-term project work and unfavorable currency impacts. Business Process Outsourcing net revenue decreased by 10% due primarily to the ExcellerateHRO divestiture completed at the end of the third quarter of fiscal 2010.

        Services earnings from operations as a percentage of net revenue increased by 0.3 percentage points in the three months ended January 31, 2011. Operating margin increased primarily due to continued focus on operating improvements and cost initiatives that favorably impacted the cost structure of our enterprise services business, delivery efficiencies and cost controls in Technology Services. Further operating margin expansion was limited by revenue declines.

Enterprise Servers, Storage and Networking

	Three months ended January 31
	2011	2010	% Increase
	In millions
Net revenue	$5,634	$4,610	22.2%
Earnings from operations	$828	$607	36.4%
Earnings from operations as a % of net revenue	14.7%	13.2%

        The components of the weighted net revenue change by business unit were as follows:

Three months ended January 31, 2011
Percentage Points
Industry Standard Servers ("ISS")	10.9
HP Networking	8.7
Storage	2.7
Business Critical Systems ("BCS")	(0.1)

Total ESSN	22.2

        ESSN net revenue increased 22.2% (23.4% when adjusted for currency) for the three months ended January 31, 2011. Total revenue from server and storage blades increased by 23%. ISS net revenue increased by 17%, driven primarily by unit volume growth coupled with increased average unit prices due to improved market conditions and demand for the latest generation of ISS products. HP Networking net revenue increased by 183% for the three months ended January 31, 2011, driven primarily by our acquisition of 3Com in April 2010, improved market demand for our core data center products, and continued investment in sales coverage. Storage net revenue increased by 14%, driven primarily by strong performance in products related to our acquisition of 3PAR in September 2010 and continued growth in scale-out and storage networking products. Business Critical Systems net revenue was flat for the three months ended January 31, 2011, due primarily to competitive pressures, the effect of which was offset by higher demand for the latest generation of BCS products.

        ESSN earnings from operations as a percentage of net revenue increased by 1.5 percentage points for the three months ended January 31, 2011, driven by an increase in gross margin resulting from a product mix shift towards higher margin products and lower product costs. The favorable effect on operating margin from higher gross margin was partially offset by an increase in operating expenses as a percentage of net revenue, due primarily to additional expenses associated with acquisitions and investments in R&D and sales coverage.

HP Software

	Three months ended January 31
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$697	$663	5.1%
Earnings from operations	$123	$172	(28.5)%
Earnings from operations as a % of net revenue	17.6%	25.9%

        HP Software net revenue increased 5.1% (6.0% when adjusted for currency) for the three months ended January 31, 2011. The net revenue increase was primarily due to revenues resulting from the acquisitions of Fortify Software Inc. and ArcSight, which HP completed in September 2010 and

October 2010, respectively. Net revenue from services, support and licenses increased by 10%, 5% and 3%, respectively.

        HP Software earnings from operations as a percentage of net revenue decreased by 8.3 percentage points for the three months ended January 31, 2011. The operating margin decline was primarily due to impacts from acquisitions and investments in R&D and sales coverage.

Personal Systems Group

	Three months ended January 31
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$10,449	$10,584	(1.3)%
Earnings from operations	$672	$530	26.8%
Earnings from operations as a % of net revenue	6.4%	5.0%

        The components of the weighted net revenue change by business unit were as follows:

Three months ended January 31, 2011
Percentage Points
Workstations	1.5
Desktop PCs	0.4
Notebook PCs	(3.1)
Other	(0.1)

Total PSG	(1.3)

        PSG net revenue decreased 1.3% (0.3% when adjusted for currency) for the three months ended January 31, 2011. The revenue decrease was primarily due to softness in the consumer markets and weakness in PCs in China offset by strength in commercial markets. PSG net revenue was also impacted by a 6% decline in average selling prices ("ASPs"). ASPs declined due primarily to a competitive pricing environment and a product mix shift toward lower-end models. PSG unit volume increased across all business units except for the consumer PC business unit. Workstations revenue increased by 43%. Net revenue for Desktop PCs increased by 1%, while net revenue for Notebook PCs decreased by 5%. Commercial clients net revenue increased by 11%, while consumer clients decreased by 12%. The net revenue decline in Other was related primarily to decreased sales of support services, extended warranties and third-party options.

        PSG earnings from operations as a percentage of net revenue increased 1.4 percentage points for the three months ended January 31, 2011, due to an increase in gross margin resulting primarily from component cost declines and lower warranty expenses, the effect of which was partially offset by pricing actions and increased logistics costs. Offsetting the increase in gross margin was an increase in operating expenses as a percentage of net revenue due primarily to increased marketing expenses and investments in sales coverage.

Imaging and Printing Group

	Three months ended January 31
	2011	2010	% Increase
	In millions
Net revenue	$6,630	$6,206	6.8%
Earnings from operations	$1,129	$1,054	7.1%
Earnings from operations as a % of net revenue	17.0%	17.0%

        The components of the weighted net revenue change as compared to the prior-year period by business unit were as follows:

Three months ended January 31, 2011
Percentage Points
Supplies	4.4
Commercial Hardware	2.8
Consumer Hardware	(0.4)

Total IPG	6.8

        IPG net revenue increased 6.8% (6.9% when adjusted for currency) for the three months ended January 31, 2011, reflecting an improvement in market conditions. Supplies net revenue increased 6.8% in the first quarter of fiscal 2011, driven by improved volume. Net revenue for Commercial Hardware increased 13.4% in the first quarter of fiscal 2011 due primarily to laser unit volume growth of 33% as a result of improved product availability. Net revenue for Consumer Hardware decreased 3.1% in the first quarter of fiscal 2011 due to a mix shift toward lower price point products.

        IPG earnings from operations as a percentage of net revenue was flat for the three months ended January 31, 2011 due primarily to a decrease in gross margin, the effect of which was offset by a decrease in operating expenses as a percentage of net revenue. The decline in gross margin in the first quarter of fiscal 2011 was due to a mix shift in Consumer Hardware and Commercial Hardware toward lower price point products, the effect of which was partially offset by improvements in supplies volume. The decrease in operating expense as a percentage of net revenue in the first quarter of fiscal 2011 was due to continued cost management.

HP Financial Services

	Three months ended January 31
	2011	2010	% Increase
	In millions
Net revenue	$827	$719	15.0%
Earnings from operations	$79	$67	17.9%
Earnings from operations as a % of net revenue	9.6%	9.3%

        HPFS net revenue increased by 15.0% for the three months ended January 31, 2011. The net revenue increase was due primarily to portfolio growth from higher customer demand, a higher operating lease mix due to higher service-led financing volume, and higher end of lease revenue from residual expirations in line with portfolio growth, the effect of which was partially offset by unfavorable currency movements.

        HPFS earnings from operations as a percentage of net revenue increased by 0.3 percentage points for the three months ended January 31, 2011 due primarily to a decrease in operating expenses as a percentage of net revenue, the effect of which was partially offset by a slight decline in gross margin. The decrease in operating expenses as a percentage of net revenue was driven primarily by improved cost efficiencies. The gross margin decrease was primarily due to lower portfolio margin associated with higher non-accrual income activity and higher bad debt expense, the effect of which was partially offset by higher end of lease activity.

Financing Originations

	Three months ended January 31
	2011	2010
	In millions
Total financing originations	$1,543	$1,403

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services and include intercompany activity, increased 10% in the three months ended January 31, 2011. The increase was driven by higher financing associated with HP product sales resulting from improved integration and engagement with HP's sales efforts, the effect of which was partially offset by an unfavorable currency impact.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	January 31, 2011	October 31, 2010
	In millions
Portfolio assets(1)	$11,644	$11,418

Allowance for doubtful accounts(2)	124	140
Operating lease equipment reserve	83	83

Total reserves	207	223

Net portfolio assets	$11,437	$11,195

Reserve coverage	1.8%	2.0%
Debt to equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of approximately $6.8 billion and $6.7 billion at January 31, 2011 and October 31, 2010, respectively, and net equipment under operating leases of $2.6 billion at January 31, 2011 and $2.5 billion at October 31, 2010, respectively. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $800 million at January 31, 2011 and October 31, 2010, respectively, and intercompany leases of approximately $1.4 billion at January 31, 2011 and $1.3 billion at October 31, 2010, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Net portfolio assets at January 31, 2011 increased 2.2% from October 31, 2010. The increase resulted from higher levels of financing originations and a favorable currency impact during the first three months of fiscal 2011. The overall percentage of portfolio asset reserves decreased as a percentage of the portfolio assets.

        For the three months ended January 31, 2011 and 2010, HPFS recorded net bad debt expenses of $18 million and $12 million, respectively.

Corporate Investments

	Three months ended January 31
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$78	$60	30.0%
Loss from operations	$(183)	$(56)	(226.8)%
Loss from operations as a % of net revenue	(234.6)%	(93.3)%

        Net revenue in Corporate Investments relates primarily to business intelligence solutions, HP Labs, mobile devices associated with the Palm acquisition, and certain business incubation projects. The revenue increase in Corporate Investments was primarily due to revenue resulting from the acquisition of Palm which HP completed in July 2010.

        Corporate Investments reported a loss from operations for the three months ended January 31, 2011 due primarily to the impact from the Palm acquisition. The loss from operations in Corporate Investments was also due to expenses carried in the segment associated with corporate development, global alliances and HP Labs, which expenses increased for the three months ended January 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the United States. Repatriation could result in additional U.S. federal income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the United States, and we would meet U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

FINANCIAL CONDITION (Sources and Uses of Cash)

	Three months ended January 31
	2011	2010
	In millions
Net cash provided by operating activities	$3,070	$2,407
Net cash used in investing activities	(363)	(711)
Net cash used in financing activities	(3,702)	(1,428)

Net (decrease) increase in cash and cash equivalents	$(995)	$268

Operating Activities

        Compared to the corresponding period in 2010, net cash provided by operating activities increased by approximately $663 million for the three months ended January 31, 2011. The increase was due primarily to higher net earnings and lower reduction in accounts payable, the impact of which was partially offset by a smaller reduction of accounts and financing receivables.

        Our key working capital metrics are as follows:

	Three months ended January 31
	2011	2010
Days of sales outstanding in accounts receivable	46	42
Days of supply in inventory	25	25
Days of purchases outstanding in accounts payable.	(50)	(51)

Cash conversion cycle	21	16

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

        The increase in DSO was due primarily to lower collections as a result of revenue linearity during the quarter. The DOS remained flat year over year. The decrease in DPO was due primarily to the timing of supplier purchases and payments in the first quarter. These changes contributed to the increase in the cash conversion cycle for the three months ended January 31, 2011.

Investing Activities

        Compared to the corresponding period in fiscal 2010, net cash used in investing activities decreased by approximately $348 million for the three months ended January 31, 2011 due primarily to proceeds from the sale of land and buildings as part of our multi-year program to consolidate real estate locations worldwide to reduce real estate costs.

Financing Activities

        Compared to the corresponding period in fiscal 2010, net cash used in financing activities increased by approximately $2.3 billion for the three months ended January 31, 2011. The increase was due primarily to higher net repayments of commercial paper and debt and the decrease in cash received as a result of lower issuances of common stock under employee stock plans, the impact of which was partially offset by decreased repurchases of common stock.

        For more information on our share repurchase programs, see Note 13 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

CAPITAL RESOURCES

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital, and targeted capital structure. Outstanding borrowings decreased to $20.4 billion as of January 31, 2011 as compared to $22.3 billion at

October 31, 2010, bearing weighted average interest rates of 2.3% and 2.0%, respectively. During the first three months of fiscal 2011, we issued $4.8 billion and repaid $8.5 billion of commercial paper.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period; it factors in the impact of swapping some of our global notes with fixed interest rates for global notes with floating interest rates. For more information on our interest rate swaps, see Note 8 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

        For more information on our borrowings, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Available Borrowing Resources

        At January 31, 2011, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At January 31, 2011
In millions
2009 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	$15,800
Uncommitted lines of credit(1)	$1,400
Revolving trade receivables-based facilities(2)	$261

(1)
For more information on our available borrowings resources, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

(2)
For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. The ratings as of January 31, 2011 were:

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

CONTRACTUAL AND OTHER OBLIGATIONS

Income Tax Obligations

        At January 31, 2011, we had approximately $1.5 billion of recorded liabilities and related interest and penalties pertaining to uncertainty in income tax positions, which will be partially offset by $90 million of deferred tax assets and interest receivable. The decline of approximately $500 million since October 31, 2010 was due primarily to the settlement or resolution of various uncertain tax positions within a non-U.S. jurisdiction. These liabilities and related interest and penalties include $67 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. See Note 12 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference, for additional information on taxes.

Guarantees and Indemnifications

        For more information on liabilities that may arise from guarantees and indemnification, see Note 10 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Litigation and Contingencies

        For more information on liabilities that may arise from litigation and contingencies, see Note 15 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2011, we are not involved in any material unconsolidated SPEs.

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

        We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write downs and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers. In addition, our business may be disrupted if we are unable to obtain equipment, parts or components from our suppliers—and our suppliers from their suppliers—due to the insolvency of key suppliers or the inability of key suppliers to obtain credit.

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

  •
  Single source suppliers.  Our use of single source suppliers for certain components could exacerbate our supplier issues. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. For example, we rely on Intel Corporation to provide us with a sufficient supply of processors for many of our PCs, workstations, handheld computing devices and servers, and some of those processors are customized for our products. New products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. Replacing a single source supplier could delay production of some products as replacement suppliers initially may be subject to capacity constraints or other output limitations. For some components, such as customized components and some of the processors that we obtain from Intel, alternative sources may not exist or those alternative sources may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity or price of components to HP. The loss of a single source supplier, the deterioration of our relationship with a single source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single source supplier could adversely affect our revenue and gross margins.

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

        Our revenue, gross margin and profit vary among our products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Our revenue depends on the overall demand for our products and services. Delays or reductions in IT spending could materially adversely affect demand for our products and services, which could result in a significant decline in revenues. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period's net revenue. Competition, lawsuits, investigations and other risks affecting those businesses therefore may have a significant impact on our overall gross margin and profitability. Certain segments have a higher fixed cost structure and more variation in gross margins across their business units and product portfolios than others and may therefore experience significant operating profit volatility on a quarterly basis. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations.

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

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. For example, as discussed in Note 15 to the Consolidated Condensed Financial Statements, the German Public Prosecutor's Office, the U.S. Department of Justice and the SEC have been investigating allegations that certain current and former employees of HP engaged in bribery, embezzlement and tax evasion or were involved in kickbacks or other improper payments. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business and reputation.

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

        Many of the markets in which we compete are characterized by rapid technological advances in hardware performance and software features and functionality; frequent introduction of new products; short product life cycles; and continual improvement in product price characteristics relative to product performance. To maintain our competitive position in these markets, we must successfully develop and introduce new products and services. For example, our Palm business unit recently announced the introduction of several new products to address the growing demand for mobile computing devices in a variety of form factors. Among the risks associated with the introduction of new products and services are delays in development or manufacturing, variations in costs, delays in customer purchases or reductions in price of existing products in anticipation of new introductions, difficulty in predicting customer demand for the new offerings and effectively managing inventory levels so that they are in line with anticipated demand, risks associated with customer qualification and evaluation of new products and the risk that new products may have quality or other defects or may not be supported adequately by application software. If we do not make an effective transition from existing products and services to future offerings, our revenue may decline.

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

        The size and significance of the IT services portion of our business have increased in recent periods. The risks that accompany that business differ from those of our other businesses and include the following:

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

We make estimates and assumptions in connection with the preparation of HP's Consolidated Condensed Financial Statements, and any changes to those estimates and assumptions could adversely affect our results of operations.

        In connection with the preparation of HP's Consolidated Condensed Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. In addition, as discussed in Note 15 to the Consolidated Condensed Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.

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

        In some of our segments, our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of such quarter. This uneven sales pattern makes prediction of revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter. Other developments late in a quarter, such as a systems failure, component pricing movements, component shortages or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.

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

        In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. Hiring and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and share-based compensation. Our primary forms of share-based incentive awards are restricted stock units and performance-based restricted stock units, which contain conditions relating to HP's stock price performance and, in the case of performance-based restricted stock units, HP's long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such share-based incentive awards does not materialize, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain, and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations.

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

        We are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling, treatment and disposal of our products, including batteries. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product take-back legislation. We could incur substantial costs, our products could be restricted from entering certain jurisdictions, and we could face other sanctions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs under environmental laws are difficult to predict.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HP, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2010.

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

Item 1A. Risk Factors.

        A description of factors that could materially affect our business, financial condition or operating results is included under "Factors that Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. This description includes any material changes to the risk factor disclosure in Item 1A of Part I of our 2010 Annual Report on Form 10-K and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1
(November 2010)	23,893	$42.91	23,893	$9,887,091
Month #2
(December 2010)	23,347	$42.10	23,347	$8,904,197
Month #3
(January 2011)	6,323	$44.67	6,323	$8,621,762

Total	53,563	$42.76	53,563

        HP repurchased shares in the first quarter of fiscal 2011 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the first quarter of fiscal 2011 were purchased in open market transactions. As of January 31, 2011, HP had remaining authorization of $8.6 billion for future share repurchases.

Item 6. Exhibits.

        The Exhibit Index beginning on page 84 of this report sets forth a list of exhibits.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: March 10, 2011

 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective January 21, 2011.‡
4(a)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(h)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(i)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(j)	Form of Registrant's Floating Rate Global Note due May 27, 2011, 2.25% Global Note due May 27, 2011 and 2.95% Global Note due August 15, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	May 28, 2009
4(k)
	Form of Registrant's Floating Rate Global Note due September 13, 2012, 1.250% Global Note due September 13, 2013, and 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	September 13, 2010
4(l)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010
4(m)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
9	None.
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(s)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(t)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(u)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(v)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(w)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(x)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(y)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(z)
	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(a)(a)	June 8, 2007
10(a)(a)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(b)(b)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(c)(c)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(d)(d)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(e)(e)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(f)(f)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(g)(g)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(h)(h)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(i)(i)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
10(k)(k)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(l)(l)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(m)(m)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(n)(n)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(o)(o)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(p)(p)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(q)(q)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(r)(r)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(s)(s)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(t)(t)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(u)(u)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(v)(v)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(w)(w)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(x)(x)	December 18, 2008
10(x)(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(y)(y)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(z)(z)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(a)(a)(a)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(b)(b)(b)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(c)(c)(c)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(d)(d)(d)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(e)(e)(e)	Employment Agreement, dated September 29, 2010, between the Registrant and Léo Apotheker.*	8-K	001-04423	10.1	October 1, 2010
10(f)(f)(f)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(f)(f)(f)	December 15, 2010
10(g)(g)(g)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(g)(g)(g)	December 15, 2010

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(h)(h)(h)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(h)(h)(h)	December 15, 2010
10(i)(i)(i)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(j)(j)(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(k)(k)(k)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(l)(l)(l)	Letter Agreement, dated December 15, 2010, between the Registrant and Catherine A. Lesjak.*	10-K	001-04423	10(l)(l)(l)	December 15, 2010
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.§
101.SCH	XBRL Taxonomy Extension Schema Document.§
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.§
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.§

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.§
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.§

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