Form 10-Q
period 2011-04-30
HEWLETT PACKARD CO
filed 2011-06-08
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2011
Or
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

        The number of shares of HP common stock outstanding as of May 31, 2011 was 2,074,155,738 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, benefit obligations, share repurchases, currency exchange rates, the impact of acquisitions, the impact of the earthquake and tsunami that struck Japan in March 2011 or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of growth strategies, efficiency initiatives and restructuring plans; any statements concerning the expected development, performance or market share relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic and geopolitical trends and events; the competitive pressures faced by HP's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers and partners; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; integration and other risks associated with business combination and investment transactions; the hiring and retention of key employees; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of growth strategies, efficiency initiatives and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission ("SEC") reports, including HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2010. HP assumes no obligation and does not intend to update these forward-looking statements.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2011	2010	2011	2010
	In millions, except per share amounts
Net revenue:
Products	$21,055	$20,570	$43,249	$41,573
Services	10,466	10,172	20,468	20,239
Financing income	111	107	217	214

Total net revenue	31,632	30,849	63,934	62,026

Costs and expenses:
Cost of products	15,819	15,859	32,617	32,206
Cost of services	7,967	7,637	15,502	15,238
Financing interest	74	73	149	152
Research and development	815	722	1,613	1,403
Selling, general and administrative	3,397	3,096	6,487	6,063
Amortization of purchased intangible assets	413	347	838	677
Restructuring charges	158	180	316	311
Acquisition-related charges	21	77	50	115

Total operating expenses	28,664	27,991	57,572	56,165

Earnings from operations	2,968	2,858	6,362	5,861

Interest and other, net	(76)	(91)	(173)	(290)

Earnings before taxes	2,892	2,767	6,189	5,571
Provision for taxes	588	567	1,280	1,121

Net earnings	$2,304	$2,200	$4,909	$4,450

Net earnings per share:
Basic	$1.07	$0.94	$2.27	$1.89

Diluted	$1.05	$0.91	$2.23	$1.84

Cash dividends declared per share	$—	$—	$0.16	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	2,150	2,345	2,166	2,352

Diluted	2,184	2,406	2,203	2,412

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	April 30, 2011	October 31, 2010
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,738	$10,929
Accounts receivable	18,621	18,481
Financing receivables	3,179	2,986
Inventory	6,778	6,466
Other current assets	14,759	15,322

Total current assets	56,075	54,184

Property, plant and equipment	11,890	11,763
Long-term financing receivables and other assets	11,320	12,225
Goodwill	38,762	38,483
Purchased intangible assets	7,080	7,848

Total assets	$125,127	$124,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$8,406	$7,046
Accounts payable	14,222	14,365
Employee compensation and benefits	3,563	4,256
Taxes on earnings	848	802
Deferred revenue	7,397	6,727
Accrued restructuring	881	911
Other accrued liabilities	16,053	15,296

Total current liabilities	51,370	49,403

Long-term debt	14,512	15,258
Other liabilities	17,450	19,061
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,126 and 2,204 shares issued and outstanding, respectively)	21	22
Additional paid-in capital	9,842	11,569
Retained earnings	35,152	32,695
Accumulated other comprehensive loss	(3,592)	(3,837)

Total HP stockholders' equity	41,423	40,449
Non-controlling interests	372	332

Total stockholders' equity	41,795	40,781

Total liabilities and stockholders' equity	$125,127	$124,503

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30
	2011	2010
	In millions
Cash flows from operating activities:
Net earnings	$4,909	$4,450
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,497	2,346
Stock-based compensation expense	327	381
Provision for doubtful accounts—accounts and financing receivables	(7)	111
Provision for inventory	103	82
Restructuring charges	316	311
Deferred taxes on earnings	641	(286)
Excess tax benefit from stock-based compensation	(154)	(263)
Other, net	(139)	149
Changes in operating assets and liabilities:
Accounts and financing receivables	(608)	1,709
Inventory	(415)	(190)
Accounts payable	(143)	(1,548)
Taxes on earnings	93	726
Restructuring	(505)	(783)
Other assets and liabilities	117	(1,697)

Net cash provided by operating activities	7,032	5,498

Cash flows from investing activities:
Investment in property, plant and equipment	(2,026)	(1,771)
Proceeds from sale of property, plant and equipment	633	268
Purchases of available-for-sale securities and other investments	—	(28)
Maturities and sales of available-for-sale securities and other investments	57	103
Payments made in connection with business acquisitions, net of cash acquired	(246)	(2,512)

Net cash used in investing activities	(1,582)	(3,940)

Cash flows from financing activities:
(Payments) issuance of commercial paper and notes payable, net	(998)	1,855
Issuance of debt	2,216	50
Payment of debt	(454)	(244)
Issuance of common stock under employee stock plans	774	2,266
Repurchase of common stock	(4,976)	(4,511)
Excess tax benefit from stock-based compensation	154	263
Dividends	(357)	(385)

Net cash used in financing activities	(3,641)	(706)

Increase in cash and cash equivalents	1,809	852
Cash and cash equivalents at beginning of period	10,929	13,279

Cash and cash equivalents at end of period	$12,738	$14,131

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$2	$61
Purchase of assets under capital lease	$3	$92

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of April 30, 2011, its results of operations for the three and six months ended April 30, 2011 and 2010 and its cash flows for the six months ended April 30, 2011 and 2010. The Consolidated Condensed Balance Sheet as of October 31, 2010 is derived from the October 31, 2010 audited consolidated financial statements.

        The results of operations for the three and six months ended April 30, 2011 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

        Total stock-based compensation expense before income taxes for the three and six months ended April 30, 2011 was $147 million and $327 million, respectively. The resulting income tax benefit for the three and six months ended April 30, 2011 was $61 million and $104 million, respectively. Total stock-based compensation expense before income taxes for the three and six months ended April 30, 2010 was $200 million and $381 million, respectively. The resulting income tax benefit for the three and six months ended April 30, 2010 was $64 million and $122 million, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

  Performance-based Restricted Units

        HP's PRU program provides for the issuance of PRUs representing hypothetical shares of HP common stock. Each PRU award reflects a target number of shares ("Target Shares") that may be issued to the award recipient before adjusting for performance and market conditions. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus company performance goals and may range from 0% to 200% of the Target Shares granted. The performance goals are based on HP's annual cash flow from operations as a percentage of revenue and total shareholder return ("TSR") relative to the S&P 500 over the three-year performance period.

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

(1)
Reflects the weighted-average fair value for the third year of the three-year performance period applicable to PRUs granted in fiscal 2009, for the second year of the three-year performance period applicable to PRUs granted in fiscal 2010 and for the first year of the three-year performance period applicable to PRUs granted in the six months ended April 30, 2011. The estimated fair value of a Target Share for the third year for PRUs granted in fiscal 2010 and for the second and third years for PRUs granted in the six months ended April 30, 2011 will be determined on the measurement date applicable to those PRUs, which will be the date that the annual cash flow goals are approved for those PRUs, and the expense will be amortized over the remainder of the applicable three-year performance period.

(2)
Reflects the weighted-average fair value for the third year of the three-year performance period applicable to PRUs granted in fiscal 2008, for the second year of the three-year performance period applicable to PRUs granted in fiscal 2009 and for the first year of the three-year performance period applicable to PRUs granted in the six months ended April 30, 2010.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

(3)
HP uses historic volatility for PRU awards as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

        Non-vested PRUs as of April 30, 2011 and changes during the six months ended April 30, 2011 were as follows:

	Shares (in thousands)
Outstanding Target Shares at October 31, 2010	18,508
Granted	5,798
Vested	—
Change in units due to performance and market conditions achievement for PRUs vested in the period	—
Forfeited	(786)

Outstanding Target Shares at April 30, 2011	23,520

Outstanding Target Shares assigned a fair value at April 30, 2011	17,608	(1)

(1)
Excludes Target Shares for the third year for PRUs granted in fiscal 2010 and for the second and third years for PRUs granted in the six months ended April 30, 2011 as the measurement date has not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual cash flow goals are approved.

        At April 30, 2011, there was $286 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average vesting period of 1.3 years.

  Special Incremental Performance-Based Restricted Units

        HP granted IPRUs representing hypothetical shares of HP common stock to certain executive officers. IPRU awards contain performance and market conditions and vest over three years.

        The amount of non-vested IPRUs granted and outstanding as of April 30, 2011 was 0.3 million units. At April 30, 2011, there was $3 million of unrecognized pre-tax stock-based compensation expense related to IPRUs, which HP expects to recognize over the remaining weighted-average vesting period of 2.5 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

  Stock Options

        HP estimated the weighted-average fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended April 30		Six months ended April 30
	2011	2010	2011	2010
Weighted-average fair value of grants per share(1)	$10.73	$14.12	$11.06	$14.19
Implied volatility	27%	27%	28%	28%
Risk-free interest rate	2.16%	2.45%	1.97%	2.42%
Dividend yield	0.77%	0.61%	0.76%	0.61%
Expected life in months	60	61	60	61

(1)
The fair value calculation was based on stock options granted during the period.

        Option activity as of April 30, 2011 and changes during the six months ended April 30, 2011 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2010	142,916	$28
Granted and assumed through acquisition	1,026	$22
Exercised	(30,828)	$24
Forfeited/cancelled/expired	(2,398)	$41

Outstanding at April 30, 2011	110,716	$29	2.8	$1,444

Vested and expected to vest at April 30, 2011	109,586	$29	2.7	$1,428

Exercisable at April 30, 2011	102,792	$29	2.3	$1,327

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on April 30, 2011. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the second quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three and six months ended April 30, 2011 was $348 million and $606 million, respectively.

        At April 30, 2011, there was $218 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average vesting period of 1.9 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that include grants of restricted stock and grants of restricted stock units.

        Non-vested restricted stock awards as of April 30, 2011 and changes during the six months ended April 30, 2011 were as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding at October 31, 2010	5,848	$45
Granted	7,717	$43
Vested	(2,412)	$46
Forfeited	(310)	$44

Outstanding at April 30, 2011	10,843	$43

        At April 30, 2011, there was $376 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.6 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share

        HP calculates basic earnings per share ("EPS") using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding stock options, PRUs, IPRUs, restricted stock units and restricted stock.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended April 30		Six months ended April 30
	2011	2010	2011	2010
	In millions, except per share amounts
Numerator:
Net earnings(1)	$2,304	$2,200	$4,909	$4,450

Denominator:
Weighted-average shares used to compute basic EPS	2,150	2,345	2,166	2,352
Dilutive effect of employee stock plans	34	61	37	60

Weighted-average shares used to compute diluted EPS	2,184	2,406	2,203	2,412

Net earnings per share:
Basic	$1.07	$0.94	$2.27	$1.89
Diluted	$1.05	$0.91	$2.23	$1.84

(1)
Net earnings available to participating securities were not significant for the three and six months ended April 30, 2011 and 2010. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

        HP excludes options with exercise prices that are greater than the average market price for HP's common stock from the calculation of diluted EPS because their effect would be anti-dilutive. For the three and six months ended April 30, 2011, HP excluded from the calculation of diluted EPS options to purchase 6 million shares, compared to 17 million shares and 18 million shares for the three and six months ended April 30, 2010, respectively.

        In addition, HP also excludes options whose combined exercise price, unamortized fair value and excess tax benefits are greater than the average market price for HP's common stock because their effect would be anti-dilutive. For the three and six months ended April 30, 2011, HP excluded from the calculation of diluted EPS options to purchase an additional 1 million shares, compared to an additional 2 million shares and 3 million shares for the three and six months ended April 30, 2010, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	April 30, 2011	October 31, 2010
	In millions
Accounts receivable	$19,054	$19,006
Allowance for doubtful accounts	(433)	(525)

	$18,621	$18,481

Financing receivables	$3,237	$3,050
Allowance for doubtful accounts	(58)	(64)

	$3,179	$2,986

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was $602 million and $524 million as of April 30, 2011 and October 31, 2010, respectively. HP sold $897 million of trade receivables during the first six months of fiscal 2011. HP had $299 million as of April 30, 2011 and $175 million as of October 31, 2010 available under these programs.

        In April 2011, HP entered into an additional revolving trade receivables-based facility that became available in May 2011 permitting it to sell certain trade receivables to a third party on a five percent recourse basis. The maximum capacity of the program is approximately $1.1 billion.

  Inventory

	April 30, 2011	October 31, 2010
	In millions
Finished goods	$4,379	$4,431
Purchased parts and fabricated assemblies	2,399	2,035

	$6,778	$6,466

  Property, Plant and Equipment

	April 30, 2011	October 31, 2010
	In millions
Land	$652	$530
Buildings and leasehold improvements	8,447	8,523
Machinery and equipment	15,452	13,874

	24,551	22,927

Accumulated depreciation	(12,661)	(11,164)

	$11,890	$11,763

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of April 30, 2011 and changes in the carrying amount of goodwill for the six months ended April 30, 2011 are as follows:

	Services	Enterprise Servers, Storage and Networking	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2010	$16,967	$6,610	$7,545	$2,500	$2,456	$144	$2,261	$38,483
Goodwill acquired during the period	—	—	189	—	—	—		189
Goodwill adjustments	265	1,487	(254)	(2)	(1)	—	(1,405)	90

Balance at April 30, 2011	$17,232	$8,097	$7,480	$2,498	$2,455	$144	$856	$38,762

        During the second quarter of fiscal 2011, HP recorded approximately $189 million of goodwill relating to the acquisition of Vertica Systems, Inc. ("Vertica") based on a preliminary allocation of the purchase price. In connection with certain fiscal 2011 organizational realignments, HP reclassified goodwill related to HP's networking business from Corporate Investments to Enterprise Servers, Storage and Networking ("ESSN") and goodwill related to the communications and media solutions business from HP Software to Services. Additionally, during the six months ended April 30, 2011, HP recorded an increase to goodwill as a result of currency translation related to an acquired subsidiary whose functional currency is not the U.S. dollar.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	April 30, 2011			October 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$7,521	$(4,317)	$3,204	$7,503	$(3,864)	$3,639
Developed and core technology and patents	5,938	(3,751)	2,187	5,763	(3,384)	2,379
Product trademarks	347	(257)	90	346	(239)	107

Total amortizable purchased intangible assets	13,806	(8,325)	5,481	13,612	(7,487)	6,125
In-process research and development	177	—	177	301	—	301
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$15,405	$(8,325)	$7,080	$15,335	$(7,487)	$7,848

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Purchased Intangible Assets (Continued)

        During the first six months of fiscal 2011, HP recorded approximately $53 million of purchased intangible assets related to the Vertica acquisition based on a preliminary allocation of the purchase price.

        Estimated future amortization expense related to finite-lived purchased intangible assets at April 30, 2011 was as follows:

Fiscal year:	In millions
2011 (remaining six months)	$711
2012	1,320
2013	1,167
2014	842
2015	708
2016	550
Thereafter	183

Total	$5,481

Note 6: Restructuring Charges

        HP records restructuring charges associated with management-approved restructuring plans to either reorganize one or more of HP's business segments, or to remove duplicative headcount and infrastructure associated with one or more business acquisitions. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. Restructuring charges are recorded based upon planned employee termination dates and site closure and consolidation plans. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. HP records the short-term portion of the restructuring liability in Accrued restructuring and the long-term portion in Other liabilities in the Consolidated Condensed Balance Sheets.

  Fiscal 2010 Acquisitions

        In connection with the acquisitions of Palm, Inc ("Palm") and 3Com Corporation ("3Com") in fiscal 2010, HP's management approved and initiated plans to restructure the operations of the acquired companies, including severance for employees, contract cancellation costs, costs to vacate duplicative facilities and other items. The total expected combined cost of the plans is $88 million. As of April 30, 2011, HP had recorded the majority of the remaining costs of the plans based upon the anticipated timing of planned terminations and facility closure costs. With respect to the Palm integration plan, no further restructuring charges are anticipated, and the majority of the remaining costs are expected to be paid out by the third quarter of fiscal 2011. The remaining costs pertaining to the 3Com plan are expected to be paid out through fiscal 2016 as fixed lease payments are made.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

  Fiscal 2010 ES Restructuring Plan

        On June 1, 2010, HP's management announced a plan to restructure its Enterprise Services business, which includes its Infrastructure Technology Outsourcing, Business Process Outsourcing and Application Services business units. The multi-year restructuring program includes plans to consolidate commercial data centers, tools and applications. The total expected cost of the plan that will be recorded as restructuring charges is approximately $1 billion, including severance costs to eliminate approximately 9,000 positions and infrastructure charges. HP recorded net restructuring charges of $63 million and $160 million, for the three and six months ended April 30, 2011. As of April 30, 2011, HP had recorded the majority of the severance costs. HP expects to record the majority of the infrastructure charges through fiscal 2012. The timing of the charges is based upon planned termination dates and site closure and consolidation plans. The majority of the associated cash payments are expected to be paid out through the second quarter of fiscal 2012. As of April 30, 2011, approximately 4,400 positions had been eliminated.

  Fiscal 2009 Restructuring Plan

        In May 2009, HP's management approved and initiated a restructuring plan to structurally change and improve the effectiveness of the Imaging and Printing Group ("IPG"), Personal Systems Group ("PSG") and ESSN businesses. The total expected cost of the plan is $292 million in severance-related costs associated with the planned elimination of approximately 4,400 positions. As of April 30, 2011, all planned eliminations had occurred and the majority of the restructuring costs had been paid out.

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

        The restructuring plan includes severance costs to eliminate approximately 25,000 positions. As of April 30, 2011, all planned eliminations had occurred and the vast majority of the associated severance costs had been paid out. The infrastructure charges in the restructuring plan include facility closure and consolidation costs and the costs associated with early termination of certain contractual obligations. HP expects to record the majority of these costs through fiscal 2011 based upon the execution of site closure and consolidation plans. The associated cash payments are expected to be paid out through fiscal 2016 as fixed lease payments are made.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the six months ended April 30, 2011 were as follows:

		Three months ended April 30, 2011 charges	Six months ended April 30, 2011 charges				As of April 30, 2011
	Balance, October 31, 2010			Cash payments	Non-cash settlements and other adjustments	Balance, April 30, 2011	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2010 acquisitions	$44	$16	$16	$(23)	$—	$37	$80	$88
Fiscal 2010 ES Plan:
Severance	$620	$33	$118	$(135)	$38	$641	$748	$761
Infrastructure	4	30	42	(42)	(4)	—	62	231

Total ES Plan	$624	$63	$160	$(177)	$34	$641	$810	$992
Fiscal 2009 Plan	$57	$—	$—	$(43)	$(1)	$13	$292	$292
Fiscal 2008 HP/EDS Plan:
Severance	$75	$9	$23	$(87)	$(11)	$—	$2,169	$2,169
Infrastructure	408	70	117	(174)	14	365	810	1,225

Total HP/EDS Plan	$483	$79	$140	$(261)	$3	$365	$2,979	$3,394

Total restructuring plans	$1,208	$158	$316	$(504)	$36	$1,056	$4,161	$4,766

        At April 30, 2011 and October 31, 2010, HP included the long-term portion of the restructuring liability of $175 million and $297 million, respectively, in Other liabilities, and the short-term portion in Accrued restructuring in the accompanying Consolidated Condensed Balance Sheets.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2011				As of October 31, 2010
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$7,928	$—	$7,928	$—	$6,598	$—	$6,598
Commercial paper	—	325	—	325	—	—	—	—
Money market funds	807	—	—	807	971	—	—	971
Marketable equity securities	8	2	—	10	11	3	—	14
Foreign bonds	8	388	—	396	8	365	—	373
Corporate bonds and other debt securities	3	2	49	54	3	6	50	59
Derivatives:
Interest rate contracts	—	507	—	507	—	735	—	735
Foreign exchange contracts	—	85	23	108	—	150	32	182
Other derivatives	—	8	13	21	—	5	6	11

Total Assets	$826	$9,245	$85	$10,156	$993	$7,862	$88	$8,943

Liabilities
Derivatives:
Interest rate contracts	$—	$63	$—	$63	$—	$89	$—	$89
Foreign exchange contracts	—	1,598	1	1,599	—	880	10	890

Total Liabilities	$—	$1,661	$1	$1,662	$—	$969	$10	$979

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments at fair value as of April 30, 2011 and October 31, 2010 were as follows:

	April 30, 2011				October 31, 2010
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Cash Equivalents
Time deposits	$7,920	$—	$—	$7,920	$6,590	$—	$—	$6,590
Commercial paper	325	—	—	325	—	—	—	—
Money market funds	807	—	—	807	971	—	—	971

Total cash equivalents	9,052	—	—	9,052	7,561	—	—	7,561

Available-for-Sale Investments
Debt securities:
Time deposits	8	—	—	8	8	—	—	8
Foreign bonds	336	60	—	396	315	58	—	373
Corporate bonds and other debt securities	76	—	(22)	54	89	—	(30)	59

Total debt securities	420	60	(22)	458	412	58	(30)	440

Equity securities in public companies	3	2	—	5	5	4	—	9

Total cash equivalents and available-for-sale investments	$9,475	$62	$(22)	$9,515	$7,978	$62	$(30)	$8,010

        Cash equivalents consist of investments in time deposits, commercial paper and money market funds with original maturities of ninety days or less. Time deposits were primarily issued by institutions outside the U.S. as of April 30, 2011 and October 31, 2010. Available-for-sale securities consist of short-term investments which mature within twelve months or less and long-term investments with maturities longer than twelve months. Investments include primarily time deposits, fixed-interest securities, and institutional bonds. HP estimates the fair values of its investments based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that will be realized in the future.

        The gross unrealized loss as of April 30, 2011 was due primarily to declines in certain debt securities and included $22 million that has been in a continuous loss position for more than twelve months. The gross unrealized loss as of October 31, 2010 was due primarily to declines in the fair value of certain debt securities and included $28 million that has been in a continuous loss position for more than twelve months. HP does not intend to sell these debt securities, and it is not likely that HP will be required to sell these debt securities prior to the recovery of the amortized cost. In the three and six months ended April 30, 2011, HP did not recognize any impairment charge associated with debt securities. In the three and six months ended April 30, 2010, HP recognized an impairment charge of $2 million associated with debt securities.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        Contractual maturities of short-term and long-term investments in available-for-sale securities at April 30, 2011 were as follows:

	Available-for-Sale Securities
	April 30, 2011
	Cost	Estimated Fair Value
	In millions
Due in 1-5 years	$11	$11
Due in more than five years	409	447

	$420	$458

        A summary of the carrying values and balance sheet classification of all short-term and long-term investments in debt and equity securities as of April 30, 2011 and October 31, 2010 was as follows:

	April 30, 2011	October 31, 2010
	In millions
Available-for-sale debt securities	$—	$5

Included in Other current assets	—	5

Available-for-sale debt securities	458	435
Available-for-sale equity securities	5	9
Equity securities in privately-held companies	51	154
Other investments	9	9

Included in long-term financing receivables and other assets	523	607

Total investments	$523	$612

        Equity securities in privately held companies include cost basis and equity method investments. Other investments include marketable trading securities. HP includes gains or losses from changes in fair value of these securities, offset by losses or gains on the related liabilities, in Interest and other, net, in HP's Consolidated Condensed Statements of Earnings. The net impact associated with these securities was not material for the three and six months ended April 30, 2011 and 2010.

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

        To further mitigate credit exposure to counterparties, HP may enter into collateral security arrangements with its counterparties. These arrangements require HP to post collateral or to hold collateral from counterparties when the derivative fair values exceed contractually established thresholds. As of April 30, 2011, the fair value of all derivative instruments under these collateralized arrangements were in a net asset position of approximately $40 million for which approximately $30 million of U.S. Treasury securities have been deposited to a third-party custodian by the counterparties.

        Certain of HP's derivative instruments contain credit risk-related contingent features, such as provisions whereby HP and the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions if HP's or the counterparties' credit ratings fall below certain thresholds. As of April 30, 2011 and 2010, HP was not required to post any collateral, and HP did not have any derivative instruments with credit risk-related contingent features that were in a significant net liability position.

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

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expense, and intercompany lease loan denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within six to twelve months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During the three and six months ended April 30, 2011 and 2010, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Condensed Statements of Earnings. As of April 30, 2011 and 2010, the portion of hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three and six months ended April 30, 2011 and 2010.

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        As discussed in Note 7, HP estimates the fair values of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Consolidated Condensed Balance Sheets were recorded as follows:

	As of April 30, 2011					As of October 31, 2010
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$8,575	$—	$453	$—	$—	$8,575	$—	$656	$—	$—
Cash flow hedges:
Foreign exchange contracts	17,689	62	3	898	199	16,862	98	20	503	83
Net investment hedges:
Foreign exchange contracts	1,519	2	1	86	82	1,466	8	2	58	62

Total derivatives designated as hedging instruments	27,783	64	457	984	281	26,903	106	678	561	145

Derivatives not designated as hedging instruments
Foreign exchange contracts	11,679	37	3	283	51	13,701	51	3	129	55
Interest rate contracts(2)	2,200	—	54	—	63	2,200	—	79	—	89
Other derivatives	427	8	13	—	—	397	5	6	—	—

Total derivatives not designated as hedging instruments	14,306	45	70	283	114	16,298	56	88	129	144

Total derivatives	$42,089	$109	$527	$1,267	$395	$43,201	$162	$766	$690	$289

(1)
Represents the face amounts of contracts that were outstanding as of April 30, 2011 and October 31, 2010, respectively.

(2)
Represents offsetting swaps acquired through previous business combinations that were not designated as hedging instruments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The before-tax effect of a derivative instrument and related hedged item in a fair value hedging relationship for the three and six months ended April 30, 2011 and 2010 were as follows:

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2011	Six months ended April 30, 2011	Hedged Item	Location	Three months ended April 30, 2011	Six months ended April 30, 2011
		In millions				In millions
Interest rate contracts	Interest and other, net	$(25)	$(203)	Fixed-rate debt	Interest and other, net	$27	$201

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2010	Six months ended April 30, 2010	Hedged Item	Location	Three months ended April 30, 2010	Six months ended April 30, 2010
		In millions				In millions
Interest rate contracts	Interest and other, net	$18	$27	Fixed-rate debt	Interest and other, net	$(15)	$(24)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2011 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain Recognized in Income on Derivative(1) (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three months ended April 30, 2011	Six months ended April 30, 2011	Location	Three months ended April 30, 2011	Six months ended April 30, 2011	Location	Three months ended April 30, 2011	Six months ended April 30, 2011
	In millions			In millions			In millions
Cash flow hedges:
Foreign exchange contracts	$(780)	$(680)	Net revenue	$(296)	$(320)	Net revenue	$—	$—
Foreign exchange contracts	27	18	Cost of products	(4)	22	Cost of products	—	—
Foreign exchange contracts	7	5	Other operating expenses	1	2	Other operating expenses	—	—
Foreign exchange contracts	(36)	(20)	Interest and other, net	(39)	(32)	Interest and other, net	—	—
Foreign exchange contracts	11	(2)	Net revenue	2	6	Interest and other, net	1	3

Total cash flow hedges	$(771)	$(679)		$(336)	$(322)		$1	$3

Net investment hedges:
Foreign exchange contracts	$(92)	$(97)	Interest and other, net	$—	$—	Interest and other, net	$—	$—

(1)
Amount of gain recognized in income on derivative represents a $1 million gain and $3 million gain related to the amount excluded from the assessment of hedge effectiveness in the three and six months ended April 30, 2011, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2010 were as follows:

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

        HP expects to reclassify a net accumulated other comprehensive loss of approximately $444 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three and six months ended April 30, 2011 and 2010 were as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended April 30, 2011	Six months ended April 30, 2011
		In millions
Foreign exchange contracts	Interest and other, net	$(621)	$(698)
Other derivatives	Interest and other, net	12	10
Interest rate contracts	Interest and other, net	1	3

Total		$(608)	$(685)

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

  Other Financial Instruments

        For the balance of HP's financial instruments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value and carrying value of HP's short- and long-term debt was approximately $18.6 billion at April 30, 2011. The estimated fair value of HP's short- and long-term debt was approximately $22.5 billion at October 31, 2010, compared to a carrying value of $22.3 billion at that date. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

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

	April 30, 2011	October 31, 2010
	In millions
Minimum lease payments receivable	$7,596	$7,094
Allowance for doubtful accounts	(130)	(140)
Unguaranteed residual value	233	212
Unearned income	(651)	(596)

Financing receivables, net	7,048	6,570
Less current portion	(3,179)	(2,986)

Amounts due after one year, net	$3,869	$3,584

        Equipment leased to customers under operating leases was $4.0 billion and $3.5 billion at April 30, 2011 and October 31, 2010, respectively, and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $1.2 billion at April 30, 2011 and $1.0 billion at October 31, 2010, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

        In July 2010, the Financial Accounting Standards Board issued amendments to the disclosure requirements pertaining to the credit quality of financing receivables and the allowance for credit losses. The amendments require disclosures related to the credit risk inherent in an entity's portfolio of financing receivables and how that risk is analyzed and assessed in arriving at the allowance for credit losses. The amendments also require enhanced disclosures related to changes in the allowance for credit losses and the reasons for those changes. HP adopted this new standard in the first quarter of fiscal 2011.

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

        The credit risk profile of the gross financing receivables, based on internally assigned ratings, was as follows:

	April 30, 2011	October 31, 2010
	In millions
Risk Rating
Low	$4,166	$3,793
Moderate	2,927	2,829
High	85	88

Total	$7,178	$6,710

        Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB- or higher, while accounts rated moderate risk would be the equivalent of BB+ or lower. Based upon impairment analyses, HP identifies and monitors accounts rated high risk and establishes specific reserves against a portion of these receivables.

        HP establishes an allowance for doubtful accounts to ensure financing receivables are not overstated due to uncollectability. The allowance balance is comprised of a general reserve, which is determined based on a percentage of the financing receivables balance, and a specific reserve, which is established for certain accounts with identified exposures, such as customer default, bankruptcy or other events, that make it unlikely that HP will recover its investment in the lease. The general reserve percentages are maintained on a regional basis and are based on several factors, which include consideration of historical credit losses and portfolio delinquencies, trends in the overall weighted-average risk rating of the portfolio, and information derived from competitive benchmarking.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

        The allowance for doubtful accounts and the related financing receivables were as follows:

Six months ended April 30, 2011
In millions
Allowance for doubtful accounts
Balance, beginning of period	$140
Additions to allowance	22
Deductions, net of recoveries	(32)

Balance, end of period	$130

	April 30, 2011	October 31, 2010
	In millions
Allowance for financing receivables individually evaluated for loss	$43	$53
Allowance for financing receivables collectively evaluated for loss	87	87

Total	$130	$140

Gross financing receivables individually evaluated for loss	$73	$75
Gross financing receivables collectively evaluated for loss	7,105	6,635

Total	$7,178	$6,710

        Accounts are generally put on non-accrual status (cessation of interest accrual) when they reach 90 days past due. In certain circumstances, such as when the delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 90 days past due. A write-off or specific reserve is generally recorded when an account reaches 180 days past due. As of April 30, 2011, total financing receivables on non-accrual status were $164 million, and total financing receivables greater than 90 days past due and still accruing interest were $113 million.

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

        The changes in HP's aggregate product warranty liabilities for the six months ended April 30, 2011 were as follows:

In millions
Product warranty liability at October 31, 2010	$2,447
Accruals for warranties issued	1,334
Adjustments related to pre-existing warranties (including changes in estimates)	(38)
Settlements made (in cash or in kind)	(1,313)

Product warranty liability at April 30, 2011	$2,430

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	April 30, 2011		October 31, 2010
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Current portion of long-term debt	$4,502	2.1%	$2,216	2.2%
Commercial paper	3,405	0.3%	4,432	0.3%
Notes payable to banks, lines of credit and other	499	2.9%	398	1.5%

	$8,406		$7,046

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $388 million and $348 million at April 30, 2011 and October 31, 2010, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	April 30, 2011	October 31, 2010
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.505% in June 2002 at 6.5%, due July 2012	$500	$500
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, due March 2012	600	600
$900 issued at discount to par at a price of 99.938% in February 2007 at 5.25%, due March 2012	900	900
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,500 issued at discount to par at a price of 99.921% in March 2008 at 4.5%, due March 2013	1,499	1,499
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, due March 2014	1,995	1,994
$275 issued at par in February 2009 at three-month USD LIBOR plus 1.75%, paid February 2011	—	275
$1,000 issued at discount to par at a price of 99.956% in February 2009 at 4.25%, due February 2012	1,000	1,000
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500
2009 Shelf Registration Statement:
$750 issued at par in May 2009 at three-month USD LIBOR plus 1.05%, paid May 2011	750	750
$1,000 issued at discount to par at a price of 99.967% in May 2009 at 2.25%, paid May 2011	1,000	1,000
$250 issued at discount to par at a price of 99.984% in May 2009 at 2.95%, due August 2012	250	250
$800 issued at par in September 2010 at three-month USD LIBOR plus 0.125%, due September 2012	800	800
$1,100 issued at discount to par of 99.921% in September 2010 at 1.25% due September 2013	1,099	1,099
$1,100 issued at discount to par of 99.887% in September 2010 at 2.125% due September 2015	1,099	1,099
$650 issued at discount to par of 99.911% in December 2010 at 2.2% due December 2015	649	—
$1,350 issued at discount to par of 99.827% in December 2010 at 3.75% due December 2020	1,347	—

	16,237	14,515

EDS Senior Notes
$1,100 issued June 2003 at 6.0%, due August 2013	1,125	1,130
$300 issued October 1999 at 7.45%, due October 2029	315	315

	1,440	1,445

Other, including capital lease obligations, at 0.60%-8.63%, due in calendar years 2011-2024	867	845
Fair value adjustment related to hedged debt	470	669
Less: current portion	(4,502)	(2,216)

Total long-term debt	$14,512	$15,258

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

        Within Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of April 30, 2011, the carrying value of the assets approximated the carrying value of the borrowings of $250 million.

        As of April 30, 2011, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2009 Shelf Registration Statement. As of that date, HP also had up to approximately $14.4 billion of available borrowing resources, including $13.0 billion under its commercial paper programs and approximately $1.4 billion relating to uncommitted lines of credit.

  Subsequent Event

        On May 31, 2011, HP issued $5.0 billion of U.S. Dollar Global Notes under the 2009 Shelf Registration Statement. The Global Notes consisted of floating rate notes with maturities of two and three years from the date of issuance and fixed rate notes at market rates with maturities of three, five and ten years from the date of issuance.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 20.3% and 20.5% for the three months ended April 30, 2011 and April 30, 2010, respectively, and 20.7% and 20.1% for the six months ended April 30, 2011 and April 30, 2010, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. The jurisdictions with favorable tax rates with the most significant effective tax rate impact in the periods presented include Singapore, the Netherlands, China, Ireland and Puerto Rico. HP has not provided U.S. taxes for all of such earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

        In the three and six months ended April 30, 2011, HP recorded discrete items with a net tax benefit of $56 million and $157 million, respectively. These amounts included net tax benefits of $53 million and $112 million, respectively, from restructuring and acquisition charges. In addition, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into law. HP recorded a tax benefit of $43 million arising from the retroactive research and development credit provided by that legislation in the first quarter of fiscal 2011.

        In the three and six months ended April 30, 2010, HP recorded discrete items with a net tax benefit of $47 million and $139 million, respectively. These amounts included net tax benefits of $80 million and $134 million, respectively, from restructuring and acquisition charges; and net tax expense of $33 million and net tax benefits of $5 million, respectively, associated with adjustments to prior year foreign income tax accruals and credits, settlement of tax audit matters, a valuation allowance release, and other miscellaneous discrete items.

        As of April 30, 2011, the amount of gross unrecognized tax benefits was $1.9 billion, of which up to $1.2 billion would affect HP's effective tax rate if realized. HP recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of April 30, 2011, HP had accrued a net $182 million payable for interest and penalties. In the three and six months ended April 30, 2011, HP recognized $22 million and $1 million, respectively, of net interest expense on net tax underpayments, net of tax.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $246 million within the next 12 months.

        HP is subject to income tax in the United States and approximately 80 foreign countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent's Reports ("RAR") for its fiscal 2001, 2002 and 2006 tax years. The IRS began an audit of HP's 2007 income tax returns in 2009, and began its audit of HP's 2008 and 2009 income tax returns during 2010 and 2011, respectively. With respect to major foreign and state tax jurisdictions, HP is no longer subject to tax

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Income Taxes (Continued)

authority examinations for years prior to 1999. HP believes that adequate accruals have been provided for all open tax years.

        The IRS has completed its examination of EDS tax years through 2002 and no unresolved issues remain outstanding. EDS has received RARs for its 2003 through 2006 tax years, proposing tax deficiencies of $110 million. These deficiencies include a $29 million effect on carrybacks to 2000 though 2002. The IRS is currently auditing EDS's tax years 2007 and the short period ended August 26, 2008. HP is appealing certain issues and believes adequate reserves have been provided for all years.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	April 30, 2011	October 31, 2010
	In millions
Current deferred tax assets	$5,102	$5,833
Current deferred tax liabilities	(54)	(53)
Long-term deferred tax assets	2,241	2,070
Long-term deferred tax liabilities	(5,225)	(5,239)

Total deferred tax assets net of deferred tax liabilities	$2,064	$2,611

Note 13: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the three and six months ended April 30, 2011, HP executed share repurchases of 65 million shares and 116 million shares, respectively. For the three months ended April 30, 2011, repurchases of 63 million shares were settled for $2.7 billion. For the six months ended April 30, 2011, repurchases of 117 million shares were settled for $5.0 billion, which included 4 million shares repurchased in transactions that were executed in fiscal 2010 but settled in the first half of fiscal 2011. HP had approximately 2 million shares repurchased in the second quarter of fiscal 2011 that will be settled in the third quarter of fiscal 2011. HP paid approximately $1.8 billion in connection with repurchases of approximately 35 million shares during the three months ended April 30, 2010 and paid approximately $4.5 billion in connection with repurchases of approximately 89 million shares in the first six months of fiscal 2010. As of April 30, 2011, HP had remaining authorization of $5.9 billion for future share repurchases.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

  Comprehensive Income

        The changes in the components of other comprehensive income ("OCI"), net of taxes, were as follows:

	Three months ended April 30
	2011	2010
	In millions
Net earnings	$2,304	$2,200
Net change in unrealized gains on available-for-sale securities, net of tax benefit of $7 million in 2011, and net of tax of $4 million in 2010	—	7
Net change in unrealized gains/losses on cash flow hedges:
Unrealized (losses) gains recognized in OCI, net of tax benefit of $273 million in 2011 and net of tax of $81 million in 2010	(498)	157
Losses (gains) reclassified into income, net of tax benefit of $110 million in 2011 and net of tax of $73 million in 2010	226	(130)

	(272)	27

Net change in cumulative translation adjustment, net of tax of $1 million in 2011 and $12 million in 2010	81	71
Net change in unrealized components of defined benefit plans, net of tax benefit of $108 million in 2011 and net of tax of $60 million in 2010	297	83

Comprehensive income	$2,410	$2,388

	Six months ended April 30
	2011	2010
	In millions
Net earnings	$4,909	$4,450
Net change in unrealized gains on available-for-sale securities, net of tax benefit of $2 million in 2011 and net of tax of $5 million in 2010	10	9
Net change in unrealized gains/losses on cash flow hedges:
Unrealized (losses) gains recognized in OCI, net of tax benefit of $241 million in 2011 and net of tax of $238 million in 2010	(438)	447
Losses (gains) reclassified into income, net of tax benefit of $109 million in 2011 and net of tax of $31 million in 2010	213	(70)

	(225)	377

Net change in cumulative translation adjustment, net of tax of $18 million in 2011 and net of tax benefit of $2 million in 2010	132	11
Net change in unrealized components of defined benefit plans, net of tax benefit of $98 million in 2011 and net of tax of $69 million in 2010	328	94

Comprehensive income	$5,154	$4,941

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	April 30, 2011	October 31, 2010
	In millions
Net unrealized gain on available-for-sale securities	$30	$20
Net unrealized loss on cash flow hedges	(426)	(201)
Cumulative translation adjustment	(299)	(431)
Unrealized components of defined benefit plans	(2,897)	(3,225)

Accumulated other comprehensive loss	$(3,592)	$(3,837)

Note 14: Retirement and Post-Retirement Benefit Plans

  Modifications to Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. As disclosed in our Consolidated Financial Statements for the fiscal year ended October 31, 2010, HP matching contributions under both the HP 401(k) Plan and the EDS 401(k) Plan in fiscal 2010 were on a quarterly, discretionary, performance-based match of up to a maximum of 4% of eligible compensation for all U.S. employees to be determined each fiscal quarter based on business results. HP's matching contributions for each of the quarters in fiscal 2010 were 100% of the maximum 4% match. Effective in fiscal year 2011, the quarterly employer matching contributions in the HP 401(k) Plan and the EDS 401(k) Plan are no longer discretionary and are equal to 100% of an employee's contributions, up to a maximum of 4% of eligible compensation. In addition, effective December 31, 2010, the EDS 401(k) Plan was merged into the HP 401(k) Plan.

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2011	2010	2011	2010	2011	2010
	In millions
Service cost	$—	$—	$89	$82	$2	$3
Interest cost	149	144	177	165	9	12
Expected return on plan assets	(186)	(165)	(225)	(188)	(9)	(8)
Amortization and deferrals:
Actuarial loss	8	7	60	53	—	5
Prior service benefit		—	(4)	(3)	(20)	(22)

Net periodic benefit (gain) cost	(29)	(14)	97	109	(18)	(10)
Curtailment gain	—	—	—	—	—	(13)
Settlements	—	—	2	—	—	—
Special termination benefits	—	—	6	11	—	—

Net benefit (gain) cost	$(29)	$(14)	$105	$120	$(18)	$(23)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans (Continued)

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2011	2010	2011	2010	2011	2010
	In millions
Service cost	$—	$—	$174	$168	$4	$6
Interest cost	297	289	346	337	17	24
Expected return on plan assets	(372)	(331)	(438)	(386)	(18)	(15)
Amortization and deferrals:
Actuarial loss	17	14	122	109	1	10
Prior service benefit	—	—	(7)	(5)	(41)	(43)

Net periodic benefit (gain) cost	(58)	(28)	197	223	(37)	(18)
Curtailment gain	—	—	—	—	—	(13)
Settlements	—	—	2	—	—	—
Special termination benefits	—	—	8	11	—	—

Net benefit (gain) cost	$(58)	$(28)	$207	$234	$(37)	$(31)

  Employer Contributions and Funding Policy

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2010 that in fiscal year 2011 it expected to contribute approximately $747 million to its pension plans and approximately $30 million to cover benefit payments to U.S. non-qualified plan participants. In addition, HP disclosed that it expected to pay approximately $40 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it makes at least the minimum contribution required by local authorities.

        During the six months ended April 30, 2011, HP made $262 million of contributions to its pension plans, paid $14 million to cover benefit payments to U.S. non-qualified plan participants, and paid $14 million to cover benefit claims under post-retirement benefit plans. During the remainder of fiscal 2011, HP anticipates making additional contributions of approximately $485 million to its pension plans and approximately $16 million to its U.S. non-qualified plan participants and expects to pay up to $26 million to cover benefit claims under post-retirement benefit plans. HP's pension and other post-retirement benefit costs and obligations are dependent on various assumptions. In addition, during the second quarter of fiscal 2011, pension plans in the United Kingdom were re-measured primarily due to legislative changes. As a result of these legislative changes and higher discount rates at remeasurement, the pension obligation was reduced by approximately $355 million. Differences between expected and actual returns on investments will be reflected as unrecognized gains or losses, and such gains or losses will be amortized and recorded in future periods. Poor financial performance of invested assets in any year could lead to increased contributions in certain countries and increased future pension plan expense. Asset gains or losses are determined at the measurement date and amortized over the remaining service life or life expectancy of plan participants. HP's next measurement date is October 31, 2011.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP believes it has adequate provisions for any such matters, and, as of April 30, 2011, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the amounts already recognized on HP's financial statements. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under the existing law. The court issued a written decision on January 25, 2008, and VG Wort subsequently filed an application with the German Federal Supreme Court under Section 321a of the German Code of Civil Procedure contending that the court did not consider their arguments. On May 9, 2008, the German Federal Supreme Court denied VG Wort's application. VG Wort appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. On September 21, 2010, the Constitutional Court published a decision holding that the German Federal Supreme Court erred by not referring questions on interpretation of German copyright law to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

the Court of Justice of the European Union and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. The German Federal Supreme Court held a hearing on March 24, 2011, and judgment is expected on July 21, 2011.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in the Munich Civil Court in Munich, Germany seeking levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against FSC. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that FSC must pay €12 plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. FSC filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, not subject to the levies on photocopiers established by that law. VG Wort subsequently filed a claim with the German Federal Constitutional Court challenging that ruling. In January 2011, the Constitutional Court published a decision holding that the German Federal Supreme Court decision was inconsistent with the German Constitution and revoking the German Federal Supreme Court decision. The Constitutional Court remitted the matter to the German Federal Supreme Court for further action. The German Federal Supreme Court held a hearing on April 7, 2011, and judgment is expected on July 21, 2011.

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

        Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit in which HP was joined on June 14, 2004 that is pending in state court in Santa Clara County, California. The lawsuit alleges that HP (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The plaintiffs seek

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class. On February 27, 2009, the court denied with prejudice plaintiffs' motion for nationwide class certification for a third time. The plaintiffs have appealed the court's decision, and a hearing on that appeal is scheduled for June 14, 2011.

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

  •
  Four class actions against HP and its subsidiary, Hewlett-Packard (Canada) Co., were filed in Canada, one commenced in British Columbia in February 2006, two commenced in Quebec in April 2006 and May 2006, respectively, and one commenced in Ontario in June 2006, where the plaintiffs are seeking class certification, restitution, declaratory relief, injunctive relief and unspecified statutory, compensatory and punitive damages. In March 2010, one of the Quebec cases was voluntarily dismissed by the plaintiff. In February 2011, the other Quebec case was voluntarily dismissed by the plaintiff.

        On August 25, 2010, HP and the plaintiffs in In re HP Inkjet Printer Litigation, Blennis v. HP and Rich v. HP entered into an agreement to settle those lawsuits on behalf of the proposed classes, which agreement is subject to approval of the court before it becomes final. Under the terms of the proposed

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

settlement, the lawsuits will be consolidated, and eligible class members will each have the right to obtain e-credits not to exceed $5 million in the aggregate for use in purchasing printers or printer supplies through HP's website. As part of the proposed settlement, HP also agreed to provide class members with additional information regarding HP inkjet printer functionality and to change the content of certain software and user guide messaging provided to users regarding the life of inkjet printer cartridges. In addition, class counsel and the class representatives will be paid attorneys' fees and expenses and stipends. On March 29, 2011, the court granted final approval to the settlement. On April 27, 2011, certain class members who objected to the settlement filed an appeal of the court's order granting final approval to the settlement.

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

        Fair Labor Standards Act Litigation.    HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of EDS or HP have been misclassified as exempt employees under the Fair Labor Standards Act and/or in violation of the California Labor Code or other state laws. Those matters include the following:

  •
  Cunningham and Cunningham, et al. v. Electronic Data Systems Corporation is a purported collective action filed on May 10, 2006 in the U.S. District Court for the Southern District of New York claiming that current and former EDS employees involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. Another purported collective action, Steavens, et al. v. Electronic Data Systems Corporation, which was filed on October 23, 2007, is also now pending in the same court alleging similar facts. The Steavens case has been consolidated for pretrial purposes with the Cunningham case. On December 15, 2010, the court granted conditional certification of the class in the consolidated Cunningham and Steavens matter.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

        Russia GPO and Related Investigations.    The German Public Prosecutor's Office ("German PPO") has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the General Prosecutor's Office of the Russian Federation. The approximately €35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network.

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

        In addition to information about the Russia GPO deal, the U.S. enforcement authorities have requested (i) information related to certain other transactions, including transactions in Russia, Serbia and in the Commonwealth of Independent States (CIS) subregion dating back to 2000, and (ii) information related to two former HP executives seconded to Russia and to whether HP personnel in Russia, Germany, Austria, Serbia, the Netherlands or CIS were involved in kickbacks or other improper payments to channel partners or state-owned or private entities.

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

  •
  A.J. Copeland v. Raymond J. Lane, et al., is a lawsuit filed on March 7, 2011 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's alleged violations of the FCPA, severance payments made to former Chairman and Chief Executive Officer Mark Hurd, and HP's acquisition of 3PAR Inc. The lawsuit also alleges violations of Section 14(a) of the Exchange Act in connection with HP's 2010 and 2011 proxy statements.

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

  •
  Beginning in September 2006, HP received requests from the Committee on Energy and Commerce of the U.S. House of Representatives (the "Committee") for records and information concerning the leak investigation, securities transactions by HP officers and directors, including an August 25, 2006 securities transaction by Mark Hurd, HP's former Chairman and Chief Executive Officer, and related matters. HP has responded to those requests. In addition, Mr. Hurd voluntarily gave testimony to the Committee regarding the leak investigation on September 28, 2006.

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

  •
  Enterprise Servers, Storage and Networking provides server, storage and network infrastructure products. The various server offerings range from entry-level servers to high-end scalable servers, including Superdome servers. Industry Standard Servers include primarily entry-level and mid-range ProLiant servers, which run primarily Windows, Linux and Novell operating systems and leverage Intel Corporation ("Intel") and Advanced Micro Devices ("AMD") processors. The business spans a range of product lines, including pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of server blades. Business Critical Systems include HP Integrity servers based on the Intel Itanium-based processor that run HP-UX, Microsoft Windows and OpenVMS operating systems, as well as fault-tolerant HP Integrity NonStop solutions. Business Critical Systems' portfolio of server solutions includes Scale-up x86 ProLiant Servers, the BladeSystem architecture-based Integrity blade servers and the Superdome 2 server solution. HP's StorageWorks offerings include entry-level, mid-range and high-end arrays, storage area networks ("SANs"), network attached storage ("NAS"), storage management software, and virtualization technologies, as well as StoreOnce data deduplication solutions, tape drives, tape libraries and optical archival storage. HP's networking offerings include the network infrastructure product portfolios sold under the ProCurve, 3Com, H3C and Tipping Point brands.

  •
  HP Software provides enterprise IT management software, information management solutions, and security intelligence/risk management solutions. Solutions are delivered in the form of traditional software licenses or as software as a service. Augmented by support and professional services, the HP Software solutions allow large IT organizations to manage infrastructure,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

    operations, application life cycles, application quality and security, IT services, and business processes. In addition, the solutions help businesses proactively safeguard digital assets, comply with corporate and regulatory policies, and control internal and external security risks.

        HP's business segments not included in HP Enterprise Business are described below.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and small- and medium-sized business ("SMB") customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq, HP Pro, and HP Elite lines of business desktops and notebooks, as well as the All-in-One Touchsmart and Omni PCs, HP Mini-Note PC, HP Blade PCs, Retail POS systems, HP Thin Clients, and the HP Slate Tablet. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi-media consumer desktops and notebooks, as well as the HP Pavilion Elite desktops, HP Envy Premium notebooks, HP Pavilion G Series notebooks, Touchsmart PCs, All-in-One PC, HP and Compaq Mini notebooks, and the Media Smart Home Server. HP's Z series desktop workstations and HP Elitebook Mobile Workstations provide advanced graphics, computing, and large modeling capabilities, certified with applications in a wide range of industries and running both Windows and Linux operating systems.

  •
  Imaging and Printing Group provides consumer and commercial printer hardware, supplies, media and scanning devices. IPG is also focused on imaging solutions in the commercial markets. These solutions range from managed print services and capturing high-value pages in areas such as industrial applications, outdoor signage, and the graphic arts business. Inkjet and Web Solutions delivers HP's consumer and SMB inkjet solutions (hardware, supplies, media, web-connected hardware and services) and develops HP's retail publishing and web businesses. It includes single function and all-in-one inkjet printers targeted toward consumers and SMBs, as well as retail publishing solutions, Snapfish, and ePrintCenter. LaserJet and Enterprise Solutions deliver products, services and solutions to the medium-business and enterprise segments, including LaserJet printers and supplies, multi-function devices, scanners, web-connected hardware and services and enterprise software solutions such as Exstream Software and Web Jetadmin. Managed enterprise solutions include managed print services products and solutions delivered to enterprise customers partnering with third-party software providers to offer workflow solutions in the enterprise environment. Graphics solutions include large format printing (Designjet and Scitex), large format supplies, WebPress supplies, Indigo printing, specialty printing systems and inkjet high-speed production solutions. The graphic solutions business targets Print Service Providers, architects, engineers, designers and industrial solution providers. Printer supplies include LaserJet toner and inkjet printer cartridges and other printing-related media.

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

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive business segment results are substantially the same as those the consolidated company uses. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. HP does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily restructuring charges and any associated adjustments related to restructuring actions, amortization of purchased intangible assets, stock-based compensation expense related to HP-granted employee stock options, PRUs and IPRUs, restricted stock awards and the employee stock purchase plan, certain acquisition-related charges and charges for purchased in-process research and development, as well as certain corporate governance costs.

        Selected operating results information for each business segment was as follows:

	Three months ended April 30
	Net Revenue		Earnings (Loss) from Operations
	2011	2010(1)	2011	2010(1)
	In millions
Services	$8,977	$8,842	$1,361	$1,401
Enterprise Servers, Storage and Networking(2)	5,556	4,837	766	624
HP Software(3)	764	653	154	167

HP Enterprise Business	15,297	14,332	2,281	2,192

Personal Systems Group	9,415	9,956	533	465
Imaging and Printing Group	6,745	6,396	1,144	1,098
HP Financial Services	885	755	83	69
Corporate Investments(4)	72	66	(198)	(65)

Segment total	$32,414	$31,505	$3,843	$3,759

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

	Six months ended April 30
	Net Revenue		Earnings (Loss) from Operations
	2011	2010(1)	2011	2010(1)
	In millions
Services	$17,584	$17,632	$2,736	$2,780
Enterprise Servers, Storage and Networking(2)	11,190	9,447	1,594	1,231
HP Software(3)	1,461	1,316	277	339

HP Enterprise Business	30,235	28,395	4,607	4,350

Personal Systems Group	19,864	20,540	1,205	995
Imaging and Printing Group	13,375	12,602	2,273	2,152
HP Financial Services	1,712	1,474	162	136
Corporate Investments(4)	150	126	(381)	(121)

Segment total	$65,336	$63,137	$7,866	$7,512

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

(2)
Includes the results of 3Com and 3PAR Inc. ("3PAR") from the dates of acquisition in April 2010 and September 2010, respectively.

(3)
Includes the results of ArcSight, Inc. ("ArcSight") from the date of acquisition in October 2010.

(4)
Includes the results of Palm from the date of acquisition in July 2010.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended April 30		Six months ended April 30
	2011	2010	2011	2010
	In millions
Net revenue:
Segment total	$32,414	$31,505	$65,336	$63,137
Elimination of inter-segment net revenue and other	(782)	(656)	(1,402)	(1,111)

Total HP consolidated net revenue	$31,632	$30,849	$63,934	$62,026

Earnings before taxes:
Total segment earnings from operations	$3,843	$3,759	$7,866	$7,512
Corporate and unallocated costs and eliminations	(153)	(112)	(4)	(200)
Unallocated costs related to stock-based compensation expense	(130)	(185)	(296)	(348)
Amortization of purchased intangible assets	(413)	(347)	(838)	(677)
Restructuring charges	(158)	(180)	(316)	(311)
Acquisition-related charges	(21)	(77)	(50)	(115)
Interest and other, net	(76)	(91)	(173)	(290)

Total HP consolidated earnings before taxes	$2,892	$2,767	$6,189	$5,571

        In connection with certain fiscal 2011 organizational realignments, HP reclassified total assets of its networking business from Corporate Investments to ESSN and total assets of the communications and media solutions business from HP Software to Services. There have been no other material changes to the total assets of HP's segments since October 31, 2010.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  Net revenue by segment and business unit

	Three months ended April 30		Six months ended April 30
	2011	2010(1)	2011	2010(1)
	In millions
Net revenue:
Infrastructure Technology Outsourcing	$3,783	$3,724	$7,419	$7,399
Technology Services	2,713	2,652	5,315	5,283
Application Services	1,724	1,684	3,356	3,365
Business Process Outsourcing	673	716	1,331	1,450
Other	84	66	163	135

Services	8,977	8,842	17,584	17,632

Industry Standard Servers	3,387	3,056	6,835	6,002
Storage(2)	980	948	1,992	1,837
HP Networking(3)	643	295	1,262	514
Business Critical Systems	546	538	1,101	1,094

Enterprise Servers, Storage and Networking	5,556	4,837	11,190	9,447

HP Software(4)	764	653	1,461	1,316

HP Enterprise Business	15,297	14,332	30,235	28,395

Notebooks	5,039	5,527	10,847	11,665
Desktops	3,641	3,797	7,537	7,650
Workstations	541	423	1,076	798
Other(5)	194	209	404	427

Personal Systems Group	9,415	9,956	19,864	20,540

Supplies	4,612	4,331	8,970	8,412
Commercial Hardware	1,438	1,348	2,902	2,639
Consumer Hardware	695	717	1,503	1,551

Imaging and Printing Group	6,745	6,396	13,375	12,602

HP Financial Services	885	755	1,712	1,474
Corporate Investments(6)	72	66	150	126

Total segments	32,414	31,505	65,336	63,137

Eliminations of inter-segment net revenue and other	(782)	(656)	(1,402)	(1,111)

Total HP consolidated net revenue	$31,632	$30,849	$63,934	$62,026

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

        Our strategy and operations are currently focused on the following initiatives:

  Competitive Positioning

        We are positioning our businesses to take advantage of important trends in the markets for our products and services. Our primary areas of strategic focus are cloud computing, connectivity, the software to enable and join them together, and the services to implement and manage them. On-premise, proprietary computing resources are gradually being complemented and in some cases even replaced by cloud computing. In addition, cloud computing is combining with mobility to create ubiquitous connectivity. Our converged infrastructure products integrate storage, networking, servers and management software and our core data center capabilities form the backbone of a set of cloud offerings that will help customers transition their computing environments from a traditional structure to a hybrid environment and, in many cases, ultimately to a cloud-based environment. We are building an innovative ensemble of connected devices based on our WebOS operating system that will facilitate information creation, digitization, transformation and consumption anytime, anywhere. In addition, our enterprise services offerings give us a platform to be more solution-oriented and a better strategic partner with our customers, provide opportunities to drive usage of HP products and solutions, and give us the opportunity to implement and manage all the technologies upon which our customers rely. We are also aligning our printing business to capitalize on key market trends such as the shift from analog to digital printing and the growth in printable content by developing innovative products, including ePrint solutions and web-connected printers, which enable web and mobile printing, expanding our presence in high-usage annuity businesses including graphics and retail publishing printing, and growing our managed print services business.

  Investing for Growth

        We are investing for growth by strengthening our position in our core markets and accelerating growth in adjacent markets in anticipation of market trends, such as cloud computing and virtualization, mobility and connectivity, data center consolidation and automation, digitization and IT security. In addition, in May 2011, we announced that we are going to make changes to our services business, including accelerating portfolio investments in higher value services, enhancing our sales and delivery capabilities, and better aligning our services strategy with HP's overall strategy to better enable us to meet the needs of our customers. We are also creating innovative new products and developing new channels to connect with our customers. In addition, we have been making focused investments in innovation to strengthen our portfolio of products and services that we can offer to our customers, both through acquisitions and through organic investments. These investments have enabled us to expand in higher margin and higher growth industry segments and have further strengthened our portfolio of hardware, software and services.

  Leveraging our Portfolio and Scale

        We now offer one of the IT industry's broadest portfolios of products and services, and we leverage that portfolio to our strategic advantage. For example, in our enterprise business we are able to provide servers, storage and networking products packaged with services that can be delivered to customers in the manner of their choosing, be it in-house, outsourced as a service via the Internet or via a hybrid environment. Our portfolio of management software completes the package by allowing our customers to manage their IT operations in an efficient and cost-effective manner. In addition, we are working to optimize our supply chain by eliminating complexity, reducing fixed costs, and leveraging our scale to ensure the availability of components at favorable prices even during shortages. We are also expanding our use of industry standard components in our enterprise products to further leverage our scale.

  Driving Operational Excellence

        We are continuing to work to optimize operational excellence across the company. Operational excellence remains critical to the success of HP, and we are implementing effectiveness, productivity and quality initiatives throughout the company. For example, we are continuing to execute our ongoing initiatives to transform our supply chain and leverage our corporate infrastructure and to maximize the efficiency of our research and development efforts. We are also continuing to execute on our multi-year program to consolidate real estate locations worldwide to fewer core sites in order to optimize our IT spending and real estate costs. In addition, we are continuing to implement the restructuring plan announced in June 2010 relating to our enterprise services business. See Note 6 to the Consolidated Condensed Financial Statements in Item 1 for further discussion of this restructuring plan and the associated restructuring charges.

        The following provides an overview of our key financial metrics in the second quarter and first half of fiscal 2011 and demonstrates how our execution of these initiatives has translated into financial performance:

		HP Enterprise Business
	HP(1) Consolidated	Services	ESSN	HP Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Three Months Ended April 30
Net revenue	$31,632	$8,977	$5,556	$764	$15,297	$9,415	$6,745	$885
Year-over-year net revenue % increase (decrease)	2.5%	1.5%	14.9%	17.0%	6.7%	(5.4)%	5.5%	17.2%
Earnings from operations	$2,968	$1,361	$766	$154	$2,281	$533	$1,144	$83
Earnings from operations as a % of net revenue	9.4%	15.2%	13.8%	20.2%	14.9%	5.7%	17.0%	9.4%
Net earnings	$2,304
Net earnings per share
Basic	$1.07
Diluted	$1.05
Six Months Ended April 30
Net revenue	$63,934	$17,584	$11,190	$1,461	$30,235	$19,864	$13,375	$1,712
Year-over-year net revenue % increase (decrease)	3.1%	(0.3)%	18.5%	11.0%	6.5%	(3.3)%	6.1%	16.1%
Earnings from operations	$6,362	$2,736	$1,594	$277	$4,607	$1,205	$2,273	$162
Earnings from operations as a % of net revenue	10.0%	15.6%	14.2%	19.0%	15.2%	6.1%	17.0%	9.5%
Net earnings	$4,909
Net earnings per share
Basic	$2.27
Diluted	$2.23

(1)
Includes Corporate Investments and eliminations.

        Cash and cash equivalents at April 30, 2011 totaled $12.7 billion, an increase of $1.8 billion from the October 31, 2010 balance of $10.9 billion. The increase for the first six months of fiscal 2011 was due primarily to $7.0 billion of cash provided from operations, the effect of which was partially offset by $5.0 billion of cash used to repurchase common stock.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended April 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

ACCOUNTING PRONOUNCEMENTS

        The following is a summary of certain accounting pronouncements with application to our consolidated financial statements in future periods.

        In May 2011, the Financial Accounting Standards Board ("FASB") issued amendments to the FASB Accounting Standard Codification relating to fair value measurements. The amendments clarify the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). We will apply these amendments prospectively beginning in the second quarter of fiscal 2012. We are currently evaluating the impact the application of these amendments will have on our consolidated financial statements.

        In April 2011, the FASB issued amendments to the FASB Accounting Standard Codification relating to troubled debt restructurings. The guidance clarifies when the restructuring of a receivable should be considered a troubled debt restructuring, for which specific impairment measurement and financial statement disclosures are required. We will apply these amendments in the fourth quarter of fiscal 2011, and apply it retrospectively to the beginning of fiscal 2011. We are currently evaluating the impact the application of these amendments will have on our consolidated financial statements.

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

RESULTS OF OPERATIONS

        Set forth below is an analysis of our financial results comparing the three and six months ended April 30, 2011 to the three and six months ended April 30, 2010. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2011		2010(1)		2011		2010(1)
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$31,632	100.0%	$30,849	100.0%	$63,934	100.0%	$62,026	100.0%
Cost of sales(2)	23,860	75.4%	23,569	76.4%	48,268	75.5%	47,596	76.7%

Gross profit	7,772	24.6%	7,280	23.6%	15,666	24.5%	14,430	23.3%
Research and development	815	2.6%	722	2.3%	1,613	2.5%	1,403	2.3%
Selling, general and administrative	3,397	10.7%	3,096	10.1%	6,487	10.2%	6,063	9.8%
Amortization of purchased intangible assets	413	1.3%	347	1.1%	838	1.2%	677	1.1%
Restructuring charges	158	0.5%	180	0.6%	316	0.5%	311	0.5%
Acquisition-related charges	21	0.1%	77	0.2%	50	0.1%	115	0.2%

Earnings from operations	2,968	9.4%	2,858	9.3%	6,362	10.0%	5,861	9.4%
Interest and other, net	(76)	(0.3)%	(91)	(0.3)%	(173)	(0.3)%	(290)	(0.4)%

Earnings before taxes	2,892	9.1%	2,767	9.0%	6,189	9.7%	5,571	9.0%
Provision for taxes	588	1.8%	567	1.9%	1,280	2.0%	1,121	1.8%

Net earnings	$2,304	7.3%	$2,200	7.1%	$4,909	7.7%	$4,450	7.2%

(1)
In connection with organizational realignments implemented in the first quarter of fiscal 2011, certain costs previously reported as Cost of sales have been reclassified as Selling, general and administrative expenses to better align those costs with the functional areas that benefit from those expenditures.

(2)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of the weighted net revenue change were as follows:

	Three months ended April 30, 2011	Six months ended April 30, 2011
	Percentage Points
Enterprise, Servers, Storage and Networking	2.3	2.8
Imaging and Printing Group	1.1	1.3
HP Financial Services	0.4	0.4
HP Software	0.4	0.2
Services	0.5	(0.1)
Corporate Investments/Other	(0.4)	(0.4)
Personal Systems Group	(1.8)	(1.1)

Total HP	2.5	3.1

        For the three and six months ended April 30, 2011, total HP net revenue increased 2.5% and 3.1%, respectively (1.3% and 2.9%, respectively, on a constant currency basis). U.S. net revenue increased 0.6% to $10.6 billion for the three months ended April 30, 2011, while net revenue from outside of the United States increased 3.6% to $21.0 billion. U.S. net revenue increased 2.6% to $22.0 billion for the six months ended April 30, 2011, while net revenue from outside of the United States increased 3.3% to $41.9 billion. As reflected in the table above, the ESSN segment was the largest contributor to HP net revenue growth as a result of balanced growth across all regions helped by the 3Com and 3PAR acquisitions. An analysis of the change in net revenue for each business segment is included under "Segment Information" below.

Gross Margin

        Total HP gross margin increased by 1.0 and 1.2 percentage points for the three and six months ended April 30, 2011. The increase was a result of component cost declines from a favorable commodity pricing environment and a favorable product mix due to higher HP Networking and HP Software revenue.

        Services gross margin decreased for the three and six months ended April 30, 2011 due primarily to a higher mix of revenue from products sold in connection with enterprise services engagements, a higher mix of lower margin technology support services, rate concessions arising from recent contract renewals and lower than expected revenue. The decrease was partially offset by a continued focus on operating improvements and cost initiatives that favorably impacted the cost structure of both our enterprise services and technology services businesses.

        ESSN gross margin increased for the three and six months ended April 30, 2011 primarily as a result of a product mix shift towards higher margin products and lower product costs.

        HP Software gross margin was flat for the three months ended April 30, 2011 and increased for the six months ended April 30, 2011. The increase was due primarily to rate improvements in support and licenses.

        PSG gross margin increased for the three and six months ended April 30, 2011 primarily as a result of component cost declines and lower warranty expenses, the effect of which was partially offset by pricing actions and increased logistics costs.

        IPG gross margin declined for the three and six months ended April 30, 2011 due primarily to a mix shift in Consumer Hardware and Commercial Hardware toward lower price point products as well as an unfavorable impact of currency driven mainly by the Yen, the effect of which was partially offset by improvements in supplies volume and continued cost management associated with the optimization of our supply chain.

        HPFS gross margin increased for the three and six months ended April 30, 2011 primarily due to lower bad debt expenses, the effect of which was partially offset by lower portfolio margins related to a higher operating lease mix.

        Corporate Investments gross margin decreased for the three and six months ended April 30, 2011 primarily as a result of the lower gross margin products associated with the acquisition of Palm, Inc. ("Palm").

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense increased in the three and six months ended April 30, 2011 due primarily to additional expenses from acquired companies. For the three and six months ended April 30, 2011, R&D expense increased for ESSN, Corporate Investments and HP Software, and decreased for Services, IPG and PSG. The increase for ESSN was driven by acquisition investments and innovation focused spend in networking and storage products. The increase for Corporate Investments was due to investments in WebOS devices.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense increased in the three and six months ended April 30, 2011 due primarily to higher field selling and marketing costs as a result of our investments in sales resources to grow revenue. The increase for the six months ended April 30, 2011 was partially offset by $270 million net gains on the sale of real estate. For the three months ended April 30, 2011, SG&A expense as a percentage of net revenue increased for each of our segments except for Services and IPG, which experienced a decrease. For the six months ended April 30, 2011, SG&A expense as a percentage of net revenue increased for each of our segments except for Services, IPG and HPFS, which experienced a decrease.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense for the three and six months ended April 30, 2011 was due primarily to increased amortization of purchased intangible assets from acquisitions completed during fiscal 2010.

  Restructuring Charges

        Restructuring charges for the three months ended April 30, 2011 were $158 million. These charges included $79 million of severance and facility costs related to our fiscal 2008 restructuring plan and $63 million of severance and facility costs related to our fiscal 2010 Enterprise Services restructuring plan. Restructuring charges for the six months ended April 30, 2011 were $316 million. These charges included $160 million of severance and facility costs related to our fiscal 2010 Enterprise Services restructuring plan and $140 million of severance and facility costs related to our fiscal 2008 restructuring plan.

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

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments during the first six months of fiscal 2011 and 2010. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

  Acquisition-related Charges

        For the three and six months ended April 30, 2011, we recorded acquisition-related charges of $21 million and $50 million, respectively, primarily for retention bonuses, consulting and integration costs associated with the acquisitions completed in fiscal 2010.

        For the three and six months ended April 30, 2010, we recorded acquisition-related charges of $77 million and $115 million, respectively, primarily for consulting and integration costs associated with the EDS and 3Com acquisitions, as well as retention bonuses associated with the EDS acquisition.

Interest and Other, Net

        For the three and six months ended April 30, 2011, interest and other, net improved by $15 million and $117 million, respectively. The improvements in both periods were driven primarily by lower litigation costs and lower currency transaction losses, the effect of which was partially offset by certain asset impairment charges.

Provision for Taxes

        Our effective tax rate was 20.3% and 20.5% for the three months ended April 30, 2011 and April 30, 2010, respectively, and 20.7% and 20.1% for the six months ended April 30, 2011 and April 30, 2010, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. The jurisdictions with favorable tax rates with the most significant effective tax rate impact in the periods presented include Singapore, the Netherlands, China, Ireland and Puerto Rico. We have not provided U.S. taxes for all of such earnings because we plan to reinvest some of those earnings indefinitely outside the United States.

        In the three and six months ended April 30, 2011, we recorded discrete items with a net tax benefit of $56 million and $157 million, respectively. These amounts included net tax benefits of $53 million and $112 million, respectively, from restructuring and acquisition charges. In addition, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into law. We recorded a tax benefit of $43 million arising from the retroactive research and development credit provided by that legislation in the first quarter of fiscal 2011.

        In the three and six months ended April 30, 2010, we recorded discrete items with a net tax benefit of $47 million and $139 million, respectively. These amounts included net tax benefits of $80 million and $134 million, respectively, from restructuring and acquisition charges; and net tax expense of $33 million and net tax benefits of $5 million, respectively, associated with adjustments to prior year foreign income tax accruals and credits, settlement of tax audit matters, a valuation allowance release, and other miscellaneous discrete items.

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

Services

	Three months ended April 30
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$8,977	$8,842	1.5%
Earnings from operations	$1,361	$1,401	(2.9)%
Earnings from operations as a % of net revenue	15.2%	15.8%

	Six months ended April 30
	2011	2010	% Decrease
	In millions
Net revenue	$17,584	$17,632	(0.3)%
Earnings from operations	$2,736	$2,780	(1.6)%
Earnings from operations as a % of net revenue	15.6%	15.8%

        The components of the weighted net revenue increase by business unit were as follows:

	Three months ended April 30, 2011	Six months ended April 30, 2011
	Percentage Points
Infrastructure Technology Outsourcing	0.7	0.1
Technology Services	0.7	0.2
Application Services	0.4	(0.1)
Business Process Outsourcing	(0.5)	(0.7)
Other	0.2	0.2

Total Services	1.5	(0.3)

        Services net revenue increased 1.5% (decreased 1.0% when adjusted for currency) and decreased 0.3% (decreased 1.2% when adjusted for currency) for the three and six months ended April 30, 2011, respectively. Infrastructure Technology Outsourcing net revenue increased by 2% and remained flat for the three and six months ended April 30, 2011, respectively. Revenue increases in workplace and data center services and a favorable currency impact were partially offset by a shortfall in short-term project contracts. Technology Services net revenue increased by 2% and 1% for the three and six months ended April 30, 2011, respectively, primarily due to revenue growth in our consulting business and a favorable currency impact, the effect of which was partially offset by reduced sales of third-party hardware. Application Services net revenue increased by 2% and remained flat for the three and six months ended April 30, 2011, respectively. The revenue increase for the three months ended April 30, 2011 was driven by growth in communication and media solutions and a favorable currency impact, the effect of which was partially offset by declines in short-term project work. Business Process Outsourcing net revenue decreased by 6% and 8% for the three and six months ended April 30, 2011, respectively. The revenue decline for both periods was due primarily to the ExcellerateHRO divestiture completed at the end of the third quarter of fiscal 2010.

        Services earnings from operations as a percentage of net revenue for the three and six months ended April 30, 2011 decreased by 0.6 percentage points and 0.2 percentage points, respectively. Operating margin decreased for both periods primarily due to a higher mix of revenue from products sold in connection with enterprise services engagements, a higher mix of lower margin technology support services, rate concessions arising from recent contract renewals and lower than expected revenue, the effect of which was partially offset by a reduction in bad debt expense and a continued focus on operating improvements and cost initiatives that favorably impacted the cost structure of both our enterprise services and technology services businesses.

Enterprise Servers, Storage and Networking

	Three months ended April 30
	2011	2010	% Increase
	In millions
Net revenue	$5,556	$4,837	14.9%
Earnings from operations	$766	$624	22.8%
Earnings from operations as a % of net revenue	13.8%	12.9%

	Six months ended April 30
	2011	2010	% Increase
	In millions
Net revenue	$11,190	$9,447	18.5%
Earnings from operations	$1,594	$1,231	29.5%
Earnings from operations as a % of net revenue	14.2%	13.0%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2011	Six months ended April 30, 2011
	Percentage Points
Industry Standard Servers ("ISS")	6.8	8.8
HP Networking	7.2	7.9
Storage	0.7	1.7
Business Critical Systems ("BCS")	0.2	0.1

Total ESSN	14.9	18.5

        ESSN net revenue increased 14.9% (13.9% when adjusted for currency) and 18.5% (18.6% when adjusted for currency) for the three and six months ended April 30, 2011, respectively. Total revenue from server and storage blades increased by 20% and 21% in the three and six months ended April 30, 2011, respectively. ISS net revenue increased by 11% and 14% in the three and six months ended April 30, 2011, respectively, driven primarily by unit volume growth coupled with increased average unit prices due to favorable market conditions and demand for the latest generation of ISS products. HP Networking net revenue increased by 118% and 146% for the three and six months ended April 30, 2011, respectively, driven primarily by our acquisition of 3Com in April 2010, strong market demand for our core data center products, and results from our continued investment in sales coverage. Storage net revenue increased by 3% and 8% in the three and six months ended April 30, 2011, respectively, driven primarily by strong performance in products related to our acquisition of 3PAR in September 2010 and continued growth in scale-out and entry-level array products, the effect of which was partially offset by declines in legacy mid-range array products. BCS net revenue increased by 1% in the three and six months ended April 30, 2011 due to higher demand for the latest generation of BCS products and growth in NonStop servers, the effect of which was partially offset by declines in other product categories.

        ESSN earnings from operations as a percentage of net revenue increased by 0.9 percentage points and 1.2 percentage points for the three and six months ended April 30, 2011, respectively. The operating margin increase in the three and six months ended April 30, 2011 was due to an increase in gross margin resulting from a product mix shift towards higher margin products such as networking and lower product costs. The favorable effect on operating margin from higher gross margin was partially offset by an increase in operating expenses as a percentage of net revenue, due primarily to expenses associated with acquisitions and investments in R&D and sales coverage.

HP Software

	Three months ended April 30
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$764	$653	17.0%
Earnings from operations	$154	$167	(7.8)%
Earnings from operations as a % of net revenue	20.2%	25.6%

	Six months ended April 30
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$1,461	$1,316	11.0%
Earnings from operations	$277	$339	(18.3)%
Earnings from operations as a % of net revenue	19.0%	25.8%

        HP Software net revenue increased 17.0% (15.8% when adjusted for currency) and 11.0% (10.9% when adjusted for currency) for the three and six months ended April 30, 2011, respectively. The net revenue increase for both periods was driven by revenues resulting from the acquired companies and strong performance in the organic business. For the three months ended April 30, 2011, net revenue from licenses, services and support increased by 29%, 22% and 8%, respectively. For the six months ended April 30, 2011, net revenue from licenses, services and support increased by 16%, 16% and 6%, respectively.

        For the three and six months ended April 30, 2011, HP Software earnings from operations as a percentage of net revenue decreased by 5.4 percentage points and 6.8 percentage points, respectively. The operating margin declines for both periods were primarily due to impacts from acquisitions and investments in sales coverage and R&D, the effect of which was partially offset by the capitalization of certain software development costs.

Personal Systems Group

	Three months ended April 30
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$9,415	$9,956	(5.4)%
Earnings from operations	$533	$465	14.6%
Earnings from operations as a % of net revenue	5.7%	4.7%

	Six months ended April 30
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$19,864	$20,540	(3.3)%
Earnings from operations	$1,205	$995	21.1%
Earnings from operations as a % of net revenue	6.1%	4.8%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2011	Six months ended April 30, 2011
	Percentage Points
Workstations	1.2	1.4
Desktop PCs	(1.6)	(0.6)
Notebook PCs	(4.9)	(4.0)
Other	(0.1)	(0.1)

Total PSG	(5.4)	(3.3)

        PSG revenue decreased 5.4% (5.8% when adjusted for currency) and 3.3% (3.0% when adjusted for currency) for the three and six months ended April 30, 2011, respectively. The revenue decrease was primarily due to softness in the consumer PC markets, the effect of which was partially offset by strength in commercial businesses. PSG unit volume increased across all business units except the consumer and the handhelds business units for both the three and six months ended April 30, 2011. Unit volume was up 1% and 3% for the three and six months ended April 30, 2011, respectively. For the three and six months ended April 30, 2011, workstations revenue increased 28% and 35%, respectively, due to the ongoing corporate refresh cycle and strength in the commercial PC market. Net revenue for desktop PCs decreased 4% and 1% while notebook PCs decreased 9% and 7%, for the three and six months ended April 30, 2011, respectively, as a result of consumer market softness. Net revenue for consumer clients decreased 23% and 17% for the three and six months ended April 30, 2011 while commercial client revenue increased 13% and 12%, respectively. The net revenue decline in Other for both periods was related primarily to the transition away from the iPaq handheld business. For the three and six months ended April 30, 2011, average selling prices ("ASPs") declined 7% and 6%, respectively, due primarily to a competitive pricing environment, lower commodity costs, the effect of which was offset slightly by a product mix shift toward higher end models.

        PSG earnings from operations as a percentage of net revenue increased 1.0 and 1.3 percentage points for the three and six months ended April 30, 2011, respectively. The increase for both periods was due to an increase in gross margin resulting primarily from component cost declines and lower warranty expenses, the effect of which was partially offset by pricing actions and increased logistics costs. Offsetting the increase in gross margin was an increase in operating expenses as a percentage of net revenue due primarily to investments in sales coverage and increased marketing expenses.

Imaging and Printing Group

	Three months ended April 30
	2011	2010	% Increase
	In millions
Net revenue	$6,745	$6,396	5.5%
Earnings from operations	$1,144	$1,098	4.2%
Earnings from operations as a % of net revenue	17.0%	17.2%

	Six months ended April 30
	2011	2010	% Increase
	In millions
Net revenue	$13,375	$12,602	6.1%
Earnings from operations	$2,273	$2,152	5.6%
Earnings from operations as a % of net revenue	17.0%	17.1%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2011	Six months ended April 30, 2011
	Percentage Points
Supplies	4.4	4.4
Commercial Hardware	1.4	2.1
Consumer Hardware	(0.3)	(0.4)

Total IPG	5.5	6.1

        IPG net revenue increased 5.5% (4.6% when adjusted for currency) and 6.1% (5.7% when adjusted for currency) for the three and six months ended April 30, 2011, respectively, reflecting a continued improvement in market conditions. For both periods, Supplies net revenue increased 7% driven by improved volume. Net revenue for Commercial Hardware increased 7% and 10% in the three and six months ended April 30, 2011, respectively, due primarily to laser unit volume growth of 41% and 37%, respectively, as a result of improved product availability and a growing market driven by emerging geographies. Net revenue for Consumer Hardware decreased 3% for both periods, driven primarily by a mix shift toward lower price point products.

        IPG earnings from operations as a percentage of net revenue decreased 0.2 percentage points and 0.1 percentage points for the three and six months ended April 30, 2011, respectively. The operating margin decrease for both periods was due primarily to decreases in gross margin, the effect of which was partially offset by lower operating expenses as a percentage of net revenue. The decreases in gross margin in the three and six months ended April 30, 2011 were driven primarily by a mix shift in Consumer Hardware and Commercial Hardware towards lower price point products, and an unfavorable currency impact primarily driven by the Yen, the effect of which was partially offset by improvements in Supplies volume and continued cost management associated with the optimization of our supply chain. The decreases in operating expenses as a percentage of net revenue for both periods were due primarily to reduced research and development, marketing and administrative activities, the effect of which was partially offset by higher field selling cost expenses.

HP Financial Services

	Three months ended April 30
	2011	2010	% Increase
	In millions
Net revenue	$885	$755	17.2%
Earnings from operations	$83	$69	20.3%
Earnings from operations as a % of net revenue	9.4%	9.1%

	Six months ended April 30
	2011	2010	% Increase
	In millions
Net revenue	$1,712	$1,474	16.1%
Earnings from operations	$162	$136	19.1%
Earnings from operations as a % of net revenue	9.5%	9.2%

        For the three and six months ended April 30, 2011, HPFS net revenue increased by 17.2% and 16.1%, respectively. The net revenue increase for both periods was due primarily to portfolio growth as a result of higher customer demand, a higher operating lease mix due to higher service-led financing volume, higher end-of-lease revenue from residual expirations in line with portfolio growth, and favorable currency movements.

        For the three and six months ended April 30, 2011, earnings from operations as a percentage of net revenue increased 0.3 percentage points. The increases were due primarily to gross margin increases resulting from lower bad debt expenses, the effects of which were partially offset by lower portfolio margin related to higher operating lease mix. For the three months ended April 30, 2011, the increase in operating expenses as a percentage of net revenue was due primarily to salary increases and higher bonus accruals based on business performance. For the six months ended April 30, 2011, operating expenses as a percentage of net revenue remained flat.

Financing Originations

	Three months ended April 30		Six months ended April 30
	2011	2010	2011	2010
	In millions
Total financing originations	$1,646	$1,444	$3,189	$2,847

        New financing originations, which represent the amount of financing provided to customers for equipment and related software and services and include intercompany activity, increased 14.0% and 12.0% in the first three and six months ended April 30, 2011, respectively. The increases were driven by higher financing associated with sales of HP products and services resulting from improved integration and engagement with HP's sales efforts and a favorable currency impact.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	April 30, 2011	October 31, 2010
	In millions
Portfolio assets(1)	$12,329	$11,418

Allowance for doubtful accounts(2)	130	140
Operating lease equipment reserve	90	83

Total reserves	220	223

Net portfolio assets	$12,109	$11,195

Reserve coverage	1.8%	2.0%
Debt to equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of approximately $7.2 billion at April 30, 2011 and $6.7 billion at October 31, 2010 and net equipment under operating leases of $2.8 billion and $2.5 billion at April 30, 2011 and October 31, 2010, respectively, as disclosed in Note 9 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $800 million at April 30, 2011 and October 31, 2010, respectively, and intercompany leases of approximately $1.5 billion at April 30, 2011 and $1.3 billion at October 31, 2010, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Net portfolio assets at April 30, 2011 increased 8.2% from October 31, 2010. The increase resulted from higher levels of financing originations and favorable currency impact during the first six months of fiscal 2011. The overall reserve coverage ratio decreased as a percentage of the portfolio assets.

        For the three and six months ended April 30, 2011, HPFS recorded net bad debt expenses of $12 million and $30 million, respectively. For the comparable periods of fiscal 2010, net bad debt expenses were $30 million and $42 million, respectively.

Corporate Investments

	Three months ended April 30
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$72	$66	9.1%
Loss from operations	$(198)	$(65)	(204.6)%
Loss from operations as a % of net revenue	(275.0)%	(98.5)%

	Six months ended April 30
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$150	$126	19.0%
Loss from operations	$(381)	$(121)	(214.9)%
Loss from operations as a % of net revenue	(254.0)%	(96.0)%

        Net revenue in Corporate Investments relates primarily to business intelligence solutions, HP Labs, mobile devices associated with the Palm acquisition, and certain business incubation projects. The revenue increase in Corporate Investments for the three and six months ended April 30, 2011 was primarily due to revenue resulting from the acquisition of Palm, which HP completed in July 2010.

        Corporate Investments reported a higher loss from operations for the three and six months ended April 30, 2011 due primarily to the impact from investments in research, product development and marketing of WebOS devices following the Palm acquisition. The loss from operations in Corporate Investments for both periods was also due to expenses carried in the segment associated with corporate development, global alliances and HP Labs, which expenses increased for the three and six months ended April 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash balances are held in numerous locations throughout the world, with substantially all of those amounts held outside of the United States. A majority of the amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the United States. Repatriation could result in additional U.S. federal income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the United States, and we would meet U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the United States to have a material effect on HP's overall liquidity, financial condition or results of operations.

FINANCIAL CONDITION (Sources and Uses of Cash)

	Six months ended April 30
	2011	2010
	In millions
Net cash provided by operating activities	$7,032	$5,498
Net cash used in investing activities	(1,582)	(3,940)
Net cash used in financing activities	(3,641)	(706)

Net increase in cash and cash equivalents	$1,809	$852

Operating Activities

        Compared to the corresponding period in 2010, net cash from operating activities increased by approximately $1.5 billion largely due to cash generated from changes in other assets and liabilities and higher net earnings partially offset by an increase in the cash conversion cycle.

        Our key working capital metrics are as follows:

	Three months ended April 30
	2011	2010
Days of sales outstanding in accounts receivable	53	43
Days of supply in inventory	26	25
Days of purchases outstanding in accounts payable.	(54)	(51)

Cash conversion cycle	25	17

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

        The increase in DSO was due primarily to lower collections driven by the revenue linearity during the quarter. The slight increase in DOS was due to higher inventory levels in our consumer product businesses at April 30, 2011. The increase in DPO was due primarily to purchasing linearity during the quarter. These changes contributed to the increase in the cash conversion cycle for the three months ended April 30, 2011.

Investing Activities

        Compared to the corresponding period in fiscal 2010, net cash used in investing activities decreased by approximately $2.4 billion for the six months ended April 30, 2011 due primarily to lower investments in business acquisitions.

Financing Activities

        Compared to the corresponding period in fiscal 2010, net cash used in financing activities increased by approximately $2.9 billion for the six months ended April 30, 2011. The increase was due primarily to the decrease in cash received as a result of lower issuances of common stock under employee stock plans, lower net proceeds from issuance of commercial paper and debt, and increased repurchases of common stock.

        For more information on our share repurchase programs, see Note 13 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

CAPITAL RESOURCES

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital, and targeted capital structure. Outstanding borrowings increased to $22.9 billion as of April 30, 2011 as compared to $22.3 billion at October 31, 2010, bearing weighted average interest rates of 2.1% and 2.0%, respectively. During the first six months of fiscal 2011, we issued $11.7 billion and repaid $12.7 billion of commercial paper.

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

        On May 31, 2011, HP issued $5.0 billion of U.S. Dollar Global Notes under the 2009 Shelf Registration Statement. The Global Notes consisted of floating rate notes with maturities of two and three years from the date of issuance and fixed rate notes at market rates with maturities of three, five and ten years from the date of issuance.

        For more information on our borrowings, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Available Borrowing Resources

        At April 30, 2011, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At April 30, 2011
In millions
2009 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	$13,000
Uncommitted lines of credit(1)	$1,400
Revolving trade receivables-based facilities(2)	$299

(1)
For more information on our available borrowings resources, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

(2)
For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. The ratings as of April 30, 2011 were:

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

CONTRACTUAL AND OTHER OBLIGATIONS

Income Tax Obligations

        At April 30, 2011, we had approximately $1.7 billion of recorded liabilities and related interest and penalties pertaining to uncertainty in income tax positions, which will be partially offset by $94 million of deferred tax assets and interest receivable. These liabilities and related interest and penalties include $119 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. See Note 12 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference, for additional information on taxes.

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

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2011, we are not involved in any material unconsolidated SPEs.

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

        Companies with whom we have strategic alliances in some areas may be competitors in other areas. For example, in the second quarter of fiscal 2011, an alliance partner that also markets a line of competing servers announced that it intends to cease software development for our Itanium-based servers. If that decision is not reversed and another solution is not implemented, there would be reduced demand for our Itanium-based servers over the longer term. In addition, companies with whom we have strategic alliances also may acquire or form alliances with our competitors, thereby reducing their business with us. Any inability to effectively manage these complicated relationships with strategic alliance partners could have an adverse effect on our results of operations.

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

If we cannot execute on our strategy and continue to develop, manufacture and market products, services and solutions that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

        Our long-term strategy is focused on leveraging our portfolio of hardware, software and services as we adapt to a changing/hybrid model of IT delivery and consumption driven by the growing adoption of cloud computing and increased demand for connectivity solutions. To successfully execute on this strategy, we need to continue our transition from a historically hardware-centric business model to one that includes software and higher value services. In addition, we need to continue to evolve our organization to be more focused on delivering integrated IT solutions for our customers. Any failure to successfully execute this strategy could adversely affect our operating results.

        The process of developing new high technology products, services and solutions and enhancing existing products, services and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. For example, we must successfully address the increasing market demand for mobile computing devices in a variety of form factors that provide a compelling user experience. We must also attract and retain developers to ensure the continued availability and development of appealing and innovative software applications for our mobile computing devices. In addition, as we transition to an environment characterized by cloud-based computing and software being delivered as a service, and we must continue to successfully develop and deploy cloud-based solutions for our customers. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. After we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so at all or within a given product's life cycle. Any delay in the development, production or marketing of a new product, service or solution could result in us not being among the first to market, which could further harm our competitive position.

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

        Our revenue and gross margin depend significantly on worldwide economic conditions and the demand for technology hardware, software and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and difficulty managing inventory levels. Sustained uncertainty about current global economic conditions may adversely affect demand for our products and services. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenue, gross margin and expenses.

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

        On March 11, 2011, an earthquake and tsunami struck Northeastern Japan. HP sells products and services in Japan, with revenue generated from sales in Japan historically accounting for between 3% and 4% of total HP revenue. In addition, HP obtains components used to manufacture certain of its products from suppliers with operations in Japan. Those components include LaserJet printer engines and toner, which are obtained from a partner with manufacturing facilities in Japan. Although we continue to assess the financial impact of these and related events, we currently expect a short-term, adverse impact to our revenue and operating profit due to reduced demand in Japan, certain supply-chain constraints in printing hardware and supplies, and higher supply chain costs across HP related to the increased use of air freight and to other costs relating to logistics.

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

        In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. Hiring and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and share-based compensation. Our primary forms of share-based incentive awards are restricted stock units and performance-based restricted units, which contain conditions relating to HP's stock price performance and, in the case of performance-based restricted units, HP's long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such share-based incentive awards does not materialize, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain, and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1
(February 2011)	4,541	$47.14	4,541	$8,407,696
Month #2
(March 2011)	35,267	$42.46	35,267	$6,910,155
Month #3
(April 2011)	23,899	$40.78	23,899	$5,935,535

Total	63,707	$42.17	63,707

        HP repurchased shares in the second quarter of fiscal 2011 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the second quarter of fiscal 2011 were purchased in open market transactions. As of April 30, 2011, HP had remaining authorization of $5.9 billion for future share repurchases.

Item 6.    Exhibits.

        The Exhibit Index beginning on page 91 of this report sets forth a list of exhibits.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: June 8, 2011

 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective March 23, 2011.‡
4(a)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(h)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(i)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009
4(j)	Form of Registrant's Floating Rate Global Note due May 27, 2011, 2.25% Global Note due May 27, 2011 and 2.95% Global Note due August 15, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	May 28, 2009
4(k)
	Form of Registrant's Floating Rate Global Note due September 13, 2012, 1.250% Global Note due September 13, 2013, and 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	September 13, 2010
4(l)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010
4(m)
	Form of Registrant's Floating Rate Global Note due May 24, 2013, Floating Rate Global Note due May 30, 2014, 1.550% Global Note due May 30, 2014, 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	June 1, 2011
4(n)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
9	None.
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(s)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(t)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(u)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(v)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(w)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(x)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(y)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(z)
	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(a)(a)	June 8, 2007

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)(a)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(b)(b)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(c)(c)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(d)(d)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(e)(e)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(f)(f)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(g)(g)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(h)(h)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(i)(i)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
10(k)(k)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(l)(l)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(m)(m)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(n)(n)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(o)(o)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(p)(p)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(q)(q)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(r)(r)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(s)(s)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(t)(t)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(u)(u)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(v)(v)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(w)(w)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(x)(x)	December 18, 2008
10(x)(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(y)(y)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(z)(z)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(a)(a)(a)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(b)(b)(b)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(c)(c)(c)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(d)(d)(d)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(e)(e)(e)	Employment Agreement, dated September 29, 2010, between the Registrant and Léo Apotheker.*	8-K	001-04423	10.1	October 1, 2010
10(f)(f)(f)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(f)(f)(f)	December 15, 2010
10(g)(g)(g)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(g)(g)(g)	December 15, 2010
10(h)(h)(h)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(h)(h)(h)	December 15, 2010
10(i)(i)(i)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(j)(j)(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(k)(k)(k)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(l)(l)(l)	Letter Agreement, dated December 15, 2010, between the Registrant and Catherine A. Lesjak.*	10-K	001-04423	10(l)(l)(l)	December 15, 2010
10(m)(m)(m)	Letter Agreement, dated September 29, 2010, between the Registrant and Michael J. Holston.*‡
10(n)(n)(n)	Agreement between the Registrant and Marcela Perez de Alonso.*‡
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.§
101.SCH	XBRL Taxonomy Extension Schema Document.§
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.§
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.§
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.§

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.§

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