Form 10-Q
period 2011-07-31
HEWLETT PACKARD CO
filed 2011-09-09
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2011
Or
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

        The number of shares of HP common stock outstanding as of August 31, 2011 was 1,986,967,186 shares.

 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, benefit obligations, share repurchases, currency exchange rates, the impact of acquisitions, the impact of the earthquake and tsunami that struck Japan in March 2011 or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of growth strategies, transformation initiatives and restructuring plans; the exploration of strategic alternatives for HP's PC business and the selection and execution of any strategic plan; any statements concerning the expected development, performance or market share relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic and geopolitical trends and events; the competitive pressures faced by HP's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers and partners; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; integration and other risks associated with business combination and investment transactions; the hiring and retention of key employees; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of growth strategies, transformation initiatives and restructuring plans; the possibility that the expected benefits of pending business combination transactions may not materialize as expected or that transactions may not be timely completed; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission ("SEC") reports, including HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2010. HP assumes no obligation and does not intend to update these forward-looking statements.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2011	2010	2011	2010
	In millions, except per share amounts
Net revenue:
Products	$20,412	$20,547	$63,661	$62,120
Services	10,662	10,078	31,130	30,317
Financing income	115	104	332	318

Total net revenue	31,189	30,729	95,123	92,755

Costs and expenses:
Cost of products	15,669	15,730	48,286	47,936
Cost of services	8,180	7,560	23,682	22,798
Financing interest	80	75	229	227
Research and development	812	742	2,425	2,145
Selling, general and administrative	3,402	3,191	9,889	9,254
Amortization of purchased intangible assets	358	383	1,196	1,060
Restructuring charges	150	598	466	909
Acquisition-related charges	18	127	68	242

Total operating expenses	28,669	28,406	86,241	84,571

Earnings from operations	2,520	2,323	8,882	8,184

Interest and other, net	(121)	(134)	(294)	(424)

Earnings before taxes	2,399	2,189	8,588	7,760
Provision for taxes	473	416	1,753	1,537

Net earnings	$1,926	$1,773	$6,835	$6,223

Net earnings per share:
Basic	$0.94	$0.76	$3.21	$2.66

Diluted	$0.93	$0.75	$3.16	$2.60

Cash dividends declared per share	$0.24	$0.16	$0.40	$0.32
Weighted-average shares used to compute net earnings per share:
Basic	2,054	2,322	2,129	2,342

Diluted	2,080	2,376	2,161	2,398

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	July 31, 2011	October 31, 2010
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,953	$10,929
Accounts receivable	18,121	18,481
Financing receivables	3,167	2,986
Inventory	7,427	6,466
Other current assets	14,611	15,322

Total current assets	56,279	54,184

Property, plant and equipment	11,959	11,763
Long-term financing receivables and other assets	11,178	12,225
Goodwill	38,772	38,483
Purchased intangible assets	6,729	7,848

Total assets	$124,917	$124,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$6,666	$7,046
Accounts payable	14,489	14,365
Employee compensation and benefits	3,728	4,256
Taxes on earnings	788	802
Deferred revenue	7,390	6,727
Accrued restructuring	763	911
Other accrued liabilities	15,114	15,296

Total current liabilities	48,938	49,403

Long-term debt	19,030	15,258
Other liabilities	17,731	19,061
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,002 and 2,204 shares issued and outstanding, respectively)	20	22
Additional paid-in capital	6,978	11,569
Retained earnings	35,099	32,695
Accumulated other comprehensive loss	(3,274)	(3,837)

Total HP stockholders' equity	38,823	40,449
Noncontrolling interests	395	332

Total stockholders' equity	39,218	40,781

Total liabilities and stockholders' equity	$124,917	$124,503

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended July 31
	2011	2010
	In millions
Cash flows from operating activities:
Net earnings	$6,835	$6,223
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,722	3,556
Stock-based compensation expense	475	547
Provision for doubtful accounts—accounts and financing receivables	41	122
Provision for inventory	167	127
Restructuring charges	466	909
Deferred taxes on earnings	804	(191)
Excess tax benefit from stock-based compensation	(160)	(283)
Other, net	(202)	193
Changes in operating assets and liabilities:
Accounts and financing receivables	(220)	845
Inventory	(1,139)	(981)
Accounts payable	122	(128)
Taxes on earnings	251	641
Restructuring	(750)	(1,053)
Other assets and liabilities	(173)	(1,756)

Net cash provided by operating activities	10,239	8,771

Cash flows from investing activities:
Investment in property, plant and equipment	(3,154)	(2,901)
Proceeds from sale of property, plant and equipment	782	353
Purchases of available-for-sale securities and other investments	—	(50)
Maturities and sales of available-for-sale securities and other investments	59	197
Payments made in connection with business acquisitions, net of cash acquired	(269)	(4,017)
Proceeds from business divestiture, net	89	125

Net cash used in investing activities	(2,493)	(6,293)

Cash flows from financing activities:
(Payments) issuance of commercial paper and notes payable, net	(1,532)	4,993
Issuance of debt	7,298	121
Payment of debt	(2,271)	(1,274)
Issuance of common stock under employee stock plans	845	2,507
Repurchase of common stock	(9,617)	(7,079)
Excess tax benefit from stock-based compensation	160	283
Dividends	(605)	(590)

Net cash used in financing activities	(5,722)	(1,039)

Increase in cash and cash equivalents	2,024	1,439
Cash and cash equivalents at beginning of period	10,929	13,279

Cash and cash equivalents at end of period	$12,953	$14,718

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$2	$62
Purchase of assets under capital lease	$9	$105

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of July 31, 2011, its results of operations for the three and nine months ended July 31, 2011 and 2010 and its cash flows for the nine months ended July 31, 2011 and 2010. The Consolidated Condensed Balance Sheet as of October 31, 2010 is derived from the October 31, 2010 audited consolidated financial statements.

        The results of operations for the three and nine months ended July 31, 2011 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include HP's principal equity plans as well as various equity plans assumed through acquisitions. HP's principal equity plans include performance-based restricted units ("PRU"), stock options and restricted stock awards.

        Total stock-based compensation expense before income taxes for the three and nine months ended July 31, 2011 was $148 million and $475 million, respectively. The resulting income tax benefit for the three and nine months ended July 31, 2011 was $46 million and $150 million, respectively. Total stock-based compensation expense before income taxes for the three and nine months ended July 31, 2010 was $166 million and $547 million, respectively. The resulting income tax benefit for the three and nine months ended July 31, 2010 was $54 million and $176 million, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

  Performance-based Restricted Units

        HP's PRU program provides for the issuance of PRUs representing hypothetical shares of HP common stock. Each PRU award reflects a target number of shares ("Target Shares") that may be issued to the award recipient before adjusting for performance and market conditions. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus company performance goals and may range from 0% to 200% of the Target Shares granted. The performance goals are based on HP's annual cash flow from operations as a percentage of revenue and a market condition based on total shareholder return ("TSR") relative to the S&P 500 over the three-year performance period.

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

        HP estimates the fair value of a Target Share using a Monte Carlo simulation model, as the TSR modifier contains a market condition. The following weighted-average assumptions, in addition to projections of market conditions, were used to determine the weighted-average fair values of the PRU awards:

	Nine months ended July 31
	2011	2010
Weighted-average fair value of grants per share	$27.59 (1)	$57.13 (2)
Expected volatility(3)	30%	38%
Risk-free interest rate	0.38%	0.73%
Dividend yield	0.75%	0.64%
Expected life in months	19	22

(1)
Reflects the weighted-average fair value for the third year of the three-year performance period applicable to PRUs granted in fiscal 2009, for the second year of the three-year performance period applicable to PRUs granted in fiscal 2010 and for the first year of the three-year performance period applicable to PRUs granted in the nine months ended July 31, 2011. The estimated fair value of a Target Share for the third year for PRUs granted in fiscal 2010 and for the second and third years for PRUs granted in the nine months ended July 31, 2011 will be determined on the measurement date applicable to those PRUs, which will be the date that the annual cash flow goals are approved for those PRUs, and the expense will be amortized over the remainder of the applicable three-year performance period.

(2)
Reflects the weighted-average fair value for the third year of the three-year performance period applicable to PRUs granted in fiscal 2008, for the second year of the three-year performance

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

  period applicable to PRUs granted in fiscal 2009 and for the first year of the three-year performance period applicable to PRUs granted in the nine months ended July 31, 2010.

(3)
HP uses historic volatility for PRU awards as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

        Non-vested PRUs as of July 31, 2011 and changes during the nine months ended July 31, 2011 were as follows:

	Shares (in thousands)
Outstanding Target Shares at October 31, 2010	18,508
Granted	5,950
Vested	—
Change in units due to performance and market conditions achievement for PRUs vested in the period	—
Forfeited	(1,637)

Outstanding Target Shares at July 31, 2011	22,821

Outstanding Target Shares assigned a fair value at July 31, 2011	17,098	(1)

(1)
Excludes Target Shares for the third year for PRUs granted in fiscal 2010 and for the second and third years for PRUs granted in the nine months ended July 31, 2011 as the measurement date has not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual cash flow goals are approved.

        At July 31, 2011, there was $177 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average vesting period of 1.2 years.

  Stock Options

        HP estimated the weighted-average fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended July 31		Nine months ended July 31
	2011	2010	2011	2010
Weighted-average fair value of grants per share(1)	$8.44	$13.66	$10.24	$14.04
Implied volatility	28%	32%	28%	29%
Risk-free interest rate	1.64%	1.96%	1.87%	2.29%
Dividend yield	1.34%	0.69%	0.94%	0.64%
Expected life in months	61	60	60	61

(1)
The fair value calculation was based on stock options granted during the period.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Option activity as of July 31, 2011 and changes during the nine months ended July 31, 2011 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2010	142,916	$28
Granted and assumed through acquisition	1,243	$24
Exercised	(33,736)	$24
Forfeited/cancelled/expired	(3,311)	$41

Outstanding at July 31, 2011	107,112	$29	2.5	$961

Vested and expected to vest at July 31, 2011	106,145	$29	2.5	$951

Exercisable at July 31, 2011	100,333	$29	2.1	$890

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on July 31, 2011. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the third quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three and nine months ended July 31, 2011 was $42 million and $648 million, respectively.

        At July 31, 2011, there was $188 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average vesting period of 1.8 years.

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that include grants of restricted stock and grants of restricted stock units.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested restricted stock awards as of July 31, 2011 and changes during the nine months ended July 31, 2011 were as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding at October 31, 2010	5,848	$45
Granted	9,156	$41
Vested	(2,870)	$45
Forfeited	(651)	$44

Outstanding at July 31, 2011	11,483	$42

        At July 31, 2011, there was $367 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.6 years.

Note 3: Net Earnings Per Share

        HP calculates basic earnings per share ("EPS") using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding stock options, PRUs, restricted stock units and restricted stock.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended July 31		Nine months ended July 31
	2011	2010	2011	2010
	In millions, except per share amounts
Numerator:
Net earnings(1)	$1,926	$1,773	$6,835	$6,223

Denominator:
Weighted-average shares used to compute basic EPS	2,054	2,322	2,129	2,342
Dilutive effect of employee stock plans	26	54	32	56

Weighted-average shares used to compute diluted EPS	2,080	2,376	2,161	2,398

Net earnings per share:
Basic	$0.94	$0.76	$3.21	$2.66
Diluted	$0.93	$0.75	$3.16	$2.60

(1)
Net earnings available to participating securities were not significant for the three and nine months ended July 31, 2011 and 2010. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        HP excludes options with exercise prices that are greater than the average market price for HP's common stock from the calculation of diluted EPS because their effect would be anti-dilutive. For the three and nine months ended July 31, 2011, HP excluded from the calculation of diluted EPS options to purchase 26 million shares and 23 million shares, respectively, compared to 8 million shares and 5 million shares for the three and nine months ended July 31, 2010, respectively.

        In addition, HP also excludes options whose combined exercise price, unamortized fair value and excess tax benefits are greater than the average market price for HP's common stock because their effect would be anti-dilutive. For the three and nine months ended July 31, 2011, HP excluded from the calculation of diluted EPS options to purchase an additional 1 million shares, compared to an additional 2 million shares and 3 million shares for the three and nine months ended July 31, 2010, respectively.

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	July 31, 2011	October 31, 2010
	In millions
Accounts receivable	$18,561	$19,006
Allowance for doubtful accounts	(440)	(525)

	$18,121	$18,481

Financing receivables	$3,227	$3,050
Allowance for doubtful accounts	(60)	(64)

	$3,167	$2,986

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties. In accordance with the accounting requirements under the Accounting Standards Codification relating to "Transfers and Servicing," trade receivables are derecognized from the consolidated balance sheet when sold to third parties. The total aggregate capacity of the facilities was $1.5 billion as of July 31, 2011, including a $1 billion partial recourse facility entered into in May 2011 and an aggregate capacity of $0.5 billion in non-recourse facilities. The recourse obligation is measured using market data from similar transactions and reported as a current liability in the consolidated balance sheet. The recourse obligation as of July 31, 2011 was not material. The total aggregate capacity of the facilities was $524 million as of October 31, 2010.

        For the first nine months of fiscal 2011 and 2010, trade receivables sold under these facilities were $1.8 billion and $1.3 billion, respectively, which approximates the amount of cash received. The resulting losses on the sales of trade accounts receivable for the three months and nine months ended July 31, 2011, were not material. HP had $780 million as of July 31, 2011 and $175 million as of October 31, 2010 available under these programs.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

  Inventory

	July 31, 2011	October 31, 2010
	In millions
Finished goods	$4,820	$4,431
Purchased parts and fabricated assemblies	2,607	2,035

	$7,427	$6,466

  Property, Plant and Equipment

	July 31, 2011	October 31, 2010
	In millions
Land	$651	$530
Buildings and leasehold improvements	8,497	8,523
Machinery and equipment	15,922	13,874

	25,070	22,927

Accumulated depreciation	(13,111)	(11,164)

	$11,959	$11,763

Note 5: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of July 31, 2011 and changes in the carrying amount of goodwill for the nine months ended July 31, 2011 are as follows:

	Services	Enterprise Servers, Storage and Networking	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2010	$16,967	$6,610	$7,545	$2,500	$2,456	$144	$2,261	$38,483
Goodwill acquired during the period	—	—	190	—	16	—	—	206
Goodwill adjustments	267	1,504	(261)	(2)	(1)	—	(1,424)	83

Balance at July 31, 2011	$17,234	$8,114	$7,474	$2,498	$2,471	$144	$837	$38,772

        During the first nine months of fiscal 2011, HP recorded approximately $206 million of goodwill relating to the acquisition of Vertica Systems, Inc. ("Vertica") and the acquisition of assets of Printelligent Corporation ("Printelligent") based on preliminary allocations of the purchase prices. In connection with organizational realignments implemented in the first quarter of fiscal 2011, HP reclassified goodwill related to HP's networking business from Corporate Investments to Enterprise

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Purchased Intangible Assets (Continued)

Servers, Storage and Networking ("ESSN") and goodwill related to the communications and media solutions business from HP Software to Services. Additionally, during the nine months ended July 31, 2011, HP recorded an increase to goodwill as a result of currency translation related to an acquired subsidiary whose functional currency is not the U.S. dollar.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	July 31, 2011			October 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,242	$(2,205)	$3,037	$7,075	$(3,436)	$3,639
Developed and core technology and patents	3,929	(1,882)	2,047	3,797	(1,418)	2,379
Product trademarks	200	(119)	81	199	(92)	107

Total amortizable purchased intangible assets	9,371	(4,206)	5,165	11,071	(4,946)	6,125
In-process research and development	142	—	142	301	—	301
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$10,935	$(4,206)	$6,729	$12,794	$(4,946)	$7,848

        During the first nine months of fiscal 2011, HP recorded approximately $58 million of purchased intangible assets related to the Vertica and Printelligent acquisitions based on preliminary allocations of the purchase price. During the nine months ended July 31, 2011 and the fiscal year ended October 31, 2010, $4.5 billion and $2.5 billion, respectively, of intangible assets reached the end of their amortization periods. The tables above reflect the elimination of the cost and accumulated amortization of such assets.

        Estimated future amortization expense related to finite-lived purchased intangible assets at July 31, 2011 was as follows:

Fiscal year:	In millions
2011 (remaining three months)	$355
2012	1,328
2013	1,175
2014	852
2015	715
2016	554
Thereafter	186

Total	$5,165

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

  Fiscal 2010 Acquisitions

        In connection with the acquisitions of Palm, Inc ("Palm") and 3Com Corporation ("3Com") in fiscal 2010, HP's management approved and initiated plans to restructure the operations of the acquired companies, including severance for employees, contract cancellation costs, costs to vacate duplicative facilities and other items. The total expected combined cost of the plans is $88 million. As of July 31, 2011, HP had recorded the majority of the remaining costs of the plans based upon the anticipated timing of planned terminations and facility closure costs. With respect to the Palm integration plan, no further restructuring charges are anticipated, and the majority of the remaining costs have been paid out. However, as disclosed in Note 17, HP expects to incur additional restructuring and related shutdown costs in the fourth quarter of fiscal 2011 in connection with its August 2011 decision to discontinue the manufacture and sale of WebOS hardware products. The remaining costs pertaining to the 3Com integration plan are expected to be paid out through fiscal 2016 as fixed lease payments are made.

  Fiscal 2010 ES Restructuring Plan

        On June 1, 2010, HP's management announced a plan to restructure its Enterprise Services business, which includes its Infrastructure Technology Outsourcing, Business Process Outsourcing and Application Services business units. The multi-year restructuring program includes plans to consolidate commercial data centers, tools and applications. The total expected cost of the plan that will be recorded as restructuring charges is approximately $1 billion, including severance costs to eliminate approximately 9,000 positions and infrastructure charges. HP recorded net restructuring charges of $23 million and $183 million, for the three and nine months ended July 31, 2011. As of July 31, 2011, HP had recorded the majority of the severance costs. HP expects to record the majority of the infrastructure charges through fiscal 2012. The timing of the charges is based upon planned termination dates, site closure and consolidation plans. The majority of the associated cash payments are expected to be paid out through the second quarter of fiscal 2012. As of July 31, 2011, approximately 5,200 positions had been eliminated.

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

costs associated with the planned elimination of approximately 4,400 positions. As of July 31, 2011, all planned eliminations had occurred and the majority of the restructuring costs had been paid out.

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

        The restructuring plan includes severance costs to eliminate approximately 25,000 positions. As of July 31, 2011, all planned eliminations had occurred and the vast majority of the associated severance costs had been paid out. The infrastructure charges in the restructuring plan include facility closure and consolidation costs and the costs associated with early termination of certain contractual obligations. HP expects to record the majority of these costs through fiscal 2011 based upon the execution of site closure and consolidation plans. The associated cash payments are expected to be paid out through fiscal 2016 as fixed lease payments are made.

        Approximately $1.5 billion of the expected costs were associated with pre-acquisition EDS and were reflected in the purchase price of EDS. These costs are subject to change based on the actual costs incurred. The remaining costs are primarily associated with HP and will be recorded as a restructuring charge.

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the nine months ended July 31, 2011 were as follows:

		Three months ended July 31, 2011 charges (reversals)	Nine months ended July 31, 2011 charges				As of July 31, 2011
	Balance, October 31, 2010			Cash payments	Non-cash settlements and other adjustments	Balance, July 31, 2011	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2010 acquisitions	$44	$1	$17	$(25)	$(1)	$35	$81	$88
Fiscal 2010 ES Plan:
Severance	$620	$(26)	$92	$(192)	$27	$547	$722	$724
Infrastructure	4	49	91	(87)	(4)	4	111	268

Total ES Plan	$624	$23	$183	$(279)	$23	$551	$833	$992
Fiscal 2009 Plan	$57	$—	$—	$(49)	$(5)	$3	$292	$292
Fiscal 2008 HP/EDS Plan:
Severance	$75	$16	$39	$(100)	$(11)	$3	$2,185	$2,185
Infrastructure	408	110	227	(297)	11	349	920	1,225

Total HP/EDS Plan	$483	$126	$266	$(397)	$—	$352	$3,105	$3,410

Total restructuring plans	$1,208	$150	$466	$(750)	$17	$941	$4,311	$4,782

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

        At July 31, 2011 and October 31, 2010, HP included the long-term portion of the restructuring liability of $177 million and $297 million, respectively, in Other liabilities, and the short-term portion in Accrued restructuring in the accompanying Consolidated Condensed Balance Sheets.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2011				As of October 31, 2010
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$8,307	$—	$8,307	$—	$6,598	$—	$6,598
Commercial paper	—	450	—	450	—	—	—	—
Money market funds	897	—	—	897	971	—	—	971
Marketable equity securities	8	3	—	11	11	3	—	14
Foreign bonds	8	385	—	393	8	365	—	373
Corporate bonds and other debt securities	3	2	49	54	3	6	50	59
Derivatives:
Interest rate contracts	—	581	—	581	—	735	—	735
Foreign exchange contracts	—	90	37	127	—	150	32	182
Other derivatives	—	2	5	7	—	5	6	11

Total Assets	$916	$9,820	$91	$10,827	$993	$7,862	$88	$8,943

Liabilities
Derivatives:
Interest rate contracts	$—	$67	$—	$67	$—	$89	$—	$89
Foreign exchange contracts	—	1,013	17	1,030	—	880	10	890
Other derivatives	—	9	—	9	—	—	—	—

Total Liabilities	$—	$1,089	$17	$1,106	$—	$969	$10	$979

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments at fair value as of July 31, 2011 and October 31, 2010 were as follows:

	July 31, 2011				October 31, 2010
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Cash Equivalents
Time deposits	$8,299	$—	$—	$8,299	$6,590	$—	$—	$6,590
Commercial paper	450	—	—	450	—	—	—	—
Money market funds	897	—	—	897	971	—	—	971

Total cash equivalents	9,646	—	—	9,646	7,561	—	—	7,561

Available-for-Sale Investments
Debt securities:
Time deposits	8	—	—	8	8	—	—	8
Foreign bonds	326	67	—	393	315	58	—	373
Corporate bonds and other debt securities	76	—	(22)	54	89	—	(30)	59

Total debt securities	410	67	(22)	455	412	58	(30)	440

Equity securities in public companies	3	3	—	6	5	4	—	9

Total cash equivalents and available-for-sale investments	$10,059	$70	$(22)	$10,107	$7,978	$62	$(30)	$8,010

        Cash equivalents consist of investments in time deposits, commercial paper and money market funds with original maturities of ninety days or less. Time deposits were primarily issued by institutions outside the U.S. as of July 31, 2011 and October 31, 2010. Available-for-sale securities consist of short-term investments which mature within twelve months or less and long-term investments with maturities longer than twelve months. Investments include primarily time deposits, fixed-interest securities, and institutional bonds. HP estimates the fair values of its investments based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that will be realized in the future.

        The gross unrealized loss as of July 31, 2011 was due primarily to declines in certain debt securities and included $22 million that has been in a continuous loss position for more than twelve months. The gross unrealized loss as of October 31, 2010 was due primarily to declines in the fair value of certain debt securities and included $28 million that has been in a continuous loss position for more than twelve months. HP does not intend to sell these debt securities, and it is not likely that HP will be required to sell these debt securities prior to the recovery of the amortized cost. In the three and nine months ended July 31, 2011, HP did not recognize any impairment charge associated with debt securities. In the three and nine months ended July 31, 2010, HP recognized an impairment charge of $6 million and $8 million, respectively, on total investments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        Contractual maturities of short-term and long-term investments in available-for-sale securities at July 31, 2011 were as follows:

	Available-for-Sale Securities
	July 31, 2011
	Cost	Estimated Fair Value
	In millions
Due in 1-5 years	$11	$11
Due in more than five years	399	444

	$410	$455

        A summary of the carrying values and balance sheet classification of all short-term and long-term investments in debt and equity securities as of July 31, 2011 and October 31, 2010 was as follows:

	July 31, 2011	October 31, 2010
	In millions
Available-for-sale debt securities	$—	$5

Included in Other current assets	—	5

Available-for-sale debt securities	455	435
Available-for-sale equity securities	6	9
Equity securities in privately-held companies	50	154
Other investments	9	9

Included in long-term financing receivables and other assets	520	607

Total investments	$520	$612

        Equity securities in privately held companies include cost basis and equity method investments. Other investments include marketable trading securities. HP includes gains or losses from changes in fair value of these securities, offset by losses or gains on the related liabilities, in Interest and other, net, in HP's Consolidated Condensed Statements of Earnings. The net impact associated with these securities was not material for the three and nine months ended July 31, 2011 and 2010.

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

        To further mitigate credit exposure to counterparties, HP may enter into collateral security arrangements with its counterparties. These arrangements require HP to post collateral or to hold collateral from counterparties when the derivative fair values exceed contractually established thresholds. As of July 31, 2011, the fair value of all derivative instruments under these collateralized arrangements were in a net asset position of approximately $50 million for which approximately $40 million of U.S. Treasury securities have been deposited to a third-party custodian by the counterparties.

        Certain of HP's derivative instruments contain credit risk-related contingent features, such as provisions whereby HP and the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions if HP's or the counterparties' credit ratings fall below certain thresholds. As of July 31, 2011 and 2010, HP was not required to post any collateral, and HP did not have any derivative instruments with credit risk-related contingent features that were in a significant net liability position.

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

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expense, and intercompany lease loan denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within six to twelve months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During the three and nine months ended July 31, 2011 and 2010, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Condensed Statements of Earnings. As of July 31, 2011 and 2010, the portion of hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three and nine months ended July 31, 2011 and 2010.

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        As discussed in Note 7, HP estimates the fair values of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Consolidated Condensed Balance Sheets were recorded as follows:

	As of July 31, 2011					As of October 31, 2010
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$10,075	$41	$481	$—	$—	$8,575	$—	$656	$—	$—
Cash flow hedges:
Foreign exchange contracts	16,327	80	4	485	169	16,862	98	20	503	83
Net investment hedges:
Foreign exchange contracts	1,523	—	—	78	86	1,466	8	2	58	62

Total derivatives designated as hedging instruments	27,925	121	485	563	255	26,903	106	678	561	145

Derivatives not designated as hedging instruments
Foreign exchange contracts	10,563	38	5	167	45	13,701	51	3	129	55
Interest rate contracts(2)	2,200	—	59	—	67	2,200	—	79	—	89
Other derivatives	445	2	5	9	—	397	5	6	—	—

Total derivatives not designated as hedging instruments	13,208	40	69	176	112	16,298	56	88	129	144

Total derivatives	$41,133	$161	$554	$739	$367	$43,201	$162	$766	$690	$289

(1)
Represents the face amounts of contracts that were outstanding as of July 31, 2011 and October 31, 2010, respectively.

(2)
Represents offsetting swaps acquired through previous business combinations that were not designated as hedging instruments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The before-tax effect of a derivative instrument and related hedged item in a fair value hedging relationship for the three and nine months ended July 31, 2011 and 2010 were as follows:

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2011	Nine months ended July 31, 2011	Hedged Item	Location	Three months ended July 31, 2011	Nine months ended July 31, 2011
		In millions				In millions
Interest rate contracts	Interest and other, net	$68	$(135)	Fixed-rate debt	Interest and other, net	$(63)	$138

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2010	Nine months ended July 31, 2010	Hedged Item	Location	Three months ended July 31, 2010	Nine months ended July 31, 2010
		In millions				In millions
Interest rate contracts	Interest and other, net	$215	$242	Fixed-rate debt	Interest and other, net	$(206)	$(230)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2011 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain Recognized in Income on Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three months ended July 31, 2011	Nine months ended July 31, 2011	Location	Three months ended July 31, 2011	Nine months ended July 31, 2011	Location	Three months ended July 31, 2011	Nine months ended July 31, 2011
	In millions			In millions			In millions
Cash flow hedges:
Foreign exchange contracts	$115	$(565)	Net revenue	$(333)	$(653)	Net revenue	$—	$—
Foreign exchange contracts	10	28	Cost of products	9	31	Cost of products	—	—
Foreign exchange contracts	—	5	Other operating expenses	2	4	Other operating expenses	—	—
Foreign exchange contracts	(37)	(57)	Interest and other, net	(20)	(52)	Interest and other, net	—	—
Foreign exchange contracts	7	5	Net revenue	3	9	Interest and other, net	1	4

Total cash flow hedges	$95	$(584)		$(339)	$(661)		$1	$4

Net investment hedges:
Foreign exchange contracts	$(21)	$(118)	Interest and other, net	$—	$—	Interest and other, net	$—	$—

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2010 were as follows:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended July 31, 2010	Nine months ended July 31, 2010	Location	Three months ended July 31, 2010	Nine months ended July 31, 2010	Location	Three months ended July 31, 2010	Nine months ended July 31, 2010
	In millions			In millions			In millions
Cash flow hedges:
Foreign exchange contracts	$114	$769	Net revenue	$375	$433	Net revenue	$—	$—
Foreign exchange contracts	45	38	Cost of products	17	44	Cost of products	—	—
Foreign exchange contracts	(1)	(1)	Other operating expenses	(1)	—	Other operating expenses	—	—
Foreign exchange contracts	11	12	Interest and other, net	—	—	Interest and other, net	—	—
Foreign exchange contracts	(26)	10	Net revenue	5	20	Interest and other, net	1	7

Total cash flow hedges	$143	$828		$396	$497		$1	$7

Net investment hedges:
Foreign exchange contracts	$25	$(19)	Interest and other, net	$—	$—	Interest and other, net	$—	$—

        HP expects to reclassify a net accumulated other comprehensive loss of approximately $162 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three and nine months ended July 31, 2011 and 2010 were as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended July 31, 2011	Nine months ended July 31, 2011
		In millions
Foreign exchange contracts	Interest and other, net	$(49)	$(747)
Other derivatives	Interest and other, net	(22)	(12)
Interest rate contracts	Interest and other, net	—	3

Total		$(71)	$(756)

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

  Other Financial Instruments

        For the balance of HP's financial instruments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's short- and long-term debt was approximately $26.0 billion at July 31, 2011, compared to a carrying value of $25.7 billion at that date. The estimated fair value of HP's short- and long-term debt was approximately $22.5 billion at October 31, 2010, compared to a carrying value of $22.3 billion at that date. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

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

	July 31, 2011	October 31, 2010
	In millions
Minimum lease payments receivable	$7,675	$7,094
Allowance for doubtful accounts	(136)	(140)
Unguaranteed residual value	236	212
Unearned income	(661)	(596)

Financing receivables, net	7,114	6,570
Less current portion	(3,167)	(2,986)

Amounts due after one year, net	$3,947	$3,584

        Equipment leased to customers under operating leases was $4.0 billion and $3.5 billion at July 31, 2011 and October 31, 2010, respectively, and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $1.3 billion at July 31, 2011 and $1.0 billion at October 31, 2010, respectively.

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

        The credit risk profile of the gross financing receivables, based on internally assigned ratings, was as follows:

	July 31, 2011	October 31, 2010
	In millions
Risk Rating
Low	$4,239	$3,793
Moderate	2,947	2,829
High	64	88

Total	$7,250	$6,710

        Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB- or higher, while accounts rated moderate risk would be the equivalent of BB+ or lower. Based upon impairment analyses, HP identifies and monitors accounts rated high risk and establishes specific reserves against a portion of these receivables.

        HP establishes an allowance for doubtful accounts to ensure financing receivables are not overstated due to uncollectability. The allowance balance is comprised of a general reserve, which is determined based on a percentage of the financing receivables balance, and a specific reserve, which is established for certain accounts with identified exposures, such as customer default, bankruptcy or other events, that make it unlikely that HP will recover its investment in the lease. The general reserve percentages are maintained on a regional basis and are based on several factors, which include consideration of historical credit losses and portfolio delinquencies, trends in the overall weighted- average risk rating of the portfolio, and information derived from competitive benchmarking.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

        The allowance for doubtful accounts and the related financing receivables were as follows:

Nine months ended July 31, 2011
In millions
Allowance for doubtful accounts
Balance, beginning of period	$140
Additions to allowance	34
Deductions, net of recoveries	(38)

Balance, end of period	$136

	July 31, 2011	October 31, 2010
	In millions
Allowance for financing receivables individually evaluated for loss	$47	$53
Allowance for financing receivables collectively evaluated for loss	89	87

Total	$136	$140

Gross financing receivables individually evaluated for loss	$72	$75
Gross financing receivables collectively evaluated for loss	7,178	6,635

Total	$7,250	$6,710

        Accounts are generally put on non-accrual status (cessation of interest accrual) when they reach 90 days past due. In certain circumstances, such as when the delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 90 days past due. A write-off or specific reserve is generally recorded when an account reaches 180 days past due. As of July 31, 2011, total financing receivables on non-accrual status were $195 million, and total financing receivables greater than 90 days past due and still accruing interest were $94 million.

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

        In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify the third party to such arrangements from any losses incurred relating to the services they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

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

        The changes in HP's aggregate product warranty liabilities for the nine months ended July 31, 2011 were as follows:

In millions
Product warranty liability at October 31, 2010	$2,447
Accruals for warranties issued	1,966
Adjustments related to pre-existing warranties (including changes in estimates)	(40)
Settlements made (in cash or in kind)	(1,961)

Product warranty liability at July 31, 2011	$2,412

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	July 31, 2011		October 31, 2010
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Current portion of long-term debt	$3,323	2.2%	$2,216	2.2%
Commercial paper	2,864	0.3%	4,432	0.3%
Notes payable to banks, lines of credit and other	479	2.3%	398	1.5%

	$6,666		$7,046

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $417 million and $348 million at July 31, 2011 and October 31, 2010, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	July 31, 2011	October 31, 2010
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.505% in June 2002 at 6.5%, due July 2012	$500	$500
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, due March 2012	600	600
$900 issued at discount to par at a price of 99.938% in February 2007 at 5.25%, due March 2012	900	900
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,500 issued at discount to par at a price of 99.921% in March 2008 at 4.5%, due March 2013	1,500	1,499
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, due March 2014	1,996	1,994
$275 issued at par in February 2009 at three-month USD LIBOR plus 1.75%, paid February 2011	—	275
$1,000 issued at discount to par at a price of 99.956% in February 2009 at 4.25%, due February 2012	1,000	1,000
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500
2009 Shelf Registration Statement:
$750 issued at par in May 2009 at three-month USD LIBOR plus 1.05%, paid May 2011	—	750
$1,000 issued at discount to par at a price of 99.967% in May 2009 at 2.25%, paid May 2011	—	1,000
$250 issued at discount to par at a price of 99.984% in May 2009 at 2.95%, due August 2012	250	250
$800 issued at par in September 2010 at three-month USD LIBOR plus 0.125%, due September 2012	800	800
$1,100 issued at discount to par at a price of 99.921% in September 2010 at 1.25%, due September 2013	1,099	1,099
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, due September 2015	1,099	1,099
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015	649	—
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	1,348	—
$1,750 issued at par in May 2011 at three month USD LIBOR plus 0.28%, due May 2013	1,750	—
$500 issued at par in May 2011 at three month USD LIBOR plus 0.4%, due May 2014	500	—
$500 issued at discount to par at a price of 99.971% in May 2011 at 1.55%, due May 2014	500	—
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	—
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	—

	19,488	14,515

EDS Senior Notes
$1,100 issued June 2003 at 6.0%, due August 2013	1,122	1,130
$300 issued October 1999 at 7.45%, due October 2029	315	315

	1,437	1,445

Other, including capital lease obligations, at 0.60%-8.63%, due in calendar years 2011-2024	895	845
Fair value adjustment related to hedged debt	533	669
Less: current portion	(3,323)	(2,216)

Total long-term debt	$19,030	$15,258

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

        HP has a $3.0 billion five-year credit facility that expires in May 2012 and a $4.5 billion four-year credit facility that expires in February 2015. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. The credit facilities are senior unsecured committed borrowing arrangements primarily to support the issuance of U.S. commercial paper. HP's ability to have a U.S. commercial paper outstanding balance that exceeds the $7.5 billion supported by these credit facilities is subject to a number of factors, including liquidity conditions and business performance.

        Within Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of July 31, 2011, the carrying value of the assets approximated the carrying value of the borrowings of $284 million.

        As of July 31, 2011, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2009 Shelf Registration Statement. As of that date, HP also had up to approximately $14.7 billion of available borrowing resources, including $13.6 billion under its commercial paper programs and approximately $1.1 billion relating to uncommitted lines of credit.

Note 12: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 19.7% and 19.0% for the three months ended July 31, 2011 and July 31, 2010, respectively, and 20.4% and 19.8% for the nine months ended July 31, 2011 and July 31, 2010, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that have the most

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Income Taxes (Continued)

significant effective tax rate impact in the periods presented include Singapore, the Netherlands, China, Ireland and Puerto Rico. HP has not provided U.S. taxes for all of such earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

        In the three and nine months ended July 31, 2011, HP recorded discrete items with a net tax benefit of $145 million and $302 million, respectively. These amounts included net tax benefits of $62 million and $174 million, respectively, from restructuring and acquisition charges, and net tax benefits of $83 million and $85 million, respectively, for settlement of tax audit matters and other miscellaneous discrete items. In addition, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into law. HP recorded a tax benefit of $43 million arising from the retroactive research and development credit provided by that legislation in the first quarter of fiscal 2011.

        In the three and nine months ended July 31, 2010, HP recorded discrete items with a net tax benefit of $236 million and $375 million, respectively. These amounts included net tax benefits of $206 million and $340 million, respectively, from restructuring and acquisition charges; and net tax benefits of $30 million and $35 million, respectively, associated with adjustments to prior year foreign income tax accruals and credits, settlement of tax audit matters, valuation allowance releases, and other miscellaneous discrete items.

        As of July 31, 2011, the amount of gross unrecognized tax benefits was $1.9 billion, of which up to $1.3 billion would affect HP's effective tax rate if realized. HP recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of July 31, 2011, HP had accrued a net $164 million payable for interest and penalties. In the three and nine months ended July 31, 2011, HP recognized $18 million and $17 million, respectively, of net interest income on net tax overpayments, net of tax.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $198 million within the next 12 months.

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

        On January 30, 2008, HP received a Notice of Deficiency from the IRS for its fiscal 2003 tax year. At the same time, HP received an RAR from the IRS for its fiscal 2002 tax year that proposed no change in HP's tax liability for that year. The IRS's adjustments for both years, if sustained, would

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Income Taxes (Continued)

reduce tax refund claims HP has filed for net operating loss carrybacks to earlier fiscal years and reduce the tax benefits of tax credit carryforwards to subsequent years, by approximately $215 million. HP is contesting the remaining adjustments proposed in the Notice of Deficiency and the RAR. Towards this end, HP filed a petition with the United States Tax Court on April 29, 2008. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in refund claims that could result from the IRS actions.

        On July 30, 2009, HP received a Notice of Deficiency from the IRS for its fiscal 2004 and 2005 tax years. On July 8, 2011, HP finalized a closing agreement with the IRS covering specific matters for these tax years. The remaining unresolved IRS adjustments for both years, if sustained, would reduce the tax benefits of tax credit carryforwards to subsequent years by approximately $35 million. HP is contesting these adjustments through IRS Appeals. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in tax benefits that could result from the IRS actions.

        The IRS has completed its examination of EDS tax years through 2002 and no unresolved issues remain outstanding. EDS has received RARs for its 2003 through 2006 tax years, proposing tax deficiencies of $110 million. These deficiencies include a $29 million effect on carrybacks to 2000 through 2002. The IRS is currently auditing EDS's tax years 2007 and the short period ended August 26, 2008. HP is appealing certain issues and believes adequate reserves have been provided for all years.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	July 31, 2011	October 31, 2010
	In millions
Current deferred tax assets	$5,376	$5,833
Current deferred tax liabilities	(38)	(53)
Long-term deferred tax assets	2,200	2,070
Long-term deferred tax liabilities	(5,812)	(5,239)

Total deferred tax assets net of deferred tax liabilities	$1,726	$2,611

Note 13: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the three and nine months ended July 31, 2011, HP executed share repurchases of 126 million shares and 242 million shares, respectively. For the three months ended July 31, 2011, repurchases of 128 million shares were settled for $4.6 billion. For the nine months ended July 31, 2011, repurchases of 245 million shares were settled for $9.6 billion, which included 4 million shares repurchased in transactions that were executed in fiscal 2010 but settled in the first quarter of fiscal 2011. HP had approximately 1 million shares repurchased in the third quarter of fiscal 2011 that will be settled in the fourth quarter of fiscal 2011. HP paid approximately $2.6 billion in connection with repurchases of approximately 55 million shares during the three months ended July 31, 2010 and paid approximately

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

$7.1 billion in connection with repurchases of approximately 144 million shares in the first nine months of fiscal 2010.

        As of July 31, 2011, HP had remaining authorization of $1.3 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on August 29, 2010. On July 21, 2011, HP's Board of Directors authorized an additional $10.0 billion for future share repurchases.

  Comprehensive Income

        The changes in the components of OCI, net of taxes, were as follows:

	Three months ended July 31
	2011	2010
	In millions
Net earnings	$1,926	$1,773
Net change in unrealized gains on available-for-sale securities, net of tax of $3 million in 2011 and $1 million in 2010	5	2
Net change in unrealized gains/losses on cash flow hedges:
Unrealized gains recognized in OCI, net of tax of $46 million in 2011 and $58 million in 2010	49	85
Losses (gains) reclassified into income, net of tax benefit of $117 million in 2011 and net of tax of $145 million in 2010	222	(251)

	271	(166)

Net change in cumulative translation adjustment, net of tax of $6 million in 2011 and $18 million in 2010	3	(53)
Net change in unrealized components of defined benefit plans, net of tax of $6 million in 2011 and $5 million in 2010	39	32

Comprehensive income	$2,244	$1,588

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

	Nine months ended July 31
	2011	2010
	In millions
Net earnings	$6,835	$6,223
Net change in unrealized gains on available-for-sale securities, net of tax of $1 million in 2011 and $6 million in 2010	15	11
Net change in unrealized gains/losses on cash flow hedges:
Unrealized (losses) gains recognized in OCI, net of tax benefit of $195 million in 2011 and net of tax of $296 million in 2010	(389)	532
Losses (gains) reclassified into income, net of tax benefit of $226 million in 2011 and net of tax of $176 million in 2010	435	(321)

	46	211

Net change in cumulative translation adjustment, net of tax of $24 million in 2011 and $16 million in 2010	135	(42)
Net change in unrealized components of defined benefit plans, net of tax of $126 million in 2011 and $73 million in 2010	367	127

Comprehensive income	$7,398	$6,530

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	July 31, 2011	October 31, 2010
	In millions
Net unrealized gain on available-for-sale securities	$35	$20
Net unrealized loss on cash flow hedges	(155)	(201)
Cumulative translation adjustment	(296)	(431)
Unrealized components of defined benefit plans	(2,858)	(3,225)

Accumulated other comprehensive loss	$(3,274)	$(3,837)

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans (Continued)

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2011	2010	2011	2010	2011	2010
	In millions
Service cost	$—	$1	$90	$80	$2	$3
Interest cost	148	144	178	157	9	11
Expected return on plan assets	(186)	(166)	(227)	(181)	(9)	(9)
Amortization and deferrals:
Actuarial loss	9	7	57	51	—	2
Prior service benefit	—	—	(3)	(3)	(20)	(21)

Net periodic benefit (gain) cost	(29)	(14)	95	104	(18)	(14)
Settlement loss (gain)	—	4	—	(2)	—	—
Special termination benefits	—	—	4	7	—	—

Net benefit (gain) cost	$(29)	$(10)	$99	$109	$(18)	$(14)

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2011	2010	2011	2010	2011	2010
	In millions
Service cost	$1	$1	$264	$248	$7	$9
Interest cost	445	433	524	494	26	35
Expected return on plan assets	(558)	(497)	(665)	(567)	(27)	(24)
Amortization and deferrals:
Actuarial loss	25	21	180	160	1	12
Prior service benefit	—	—	(10)	(7)	(62)	(64)

Net periodic benefit (gain) cost	(87)	(42)	293	328	(55)	(32)
Settlement loss (gain)	—	4	2	(2)	—	—
Curtailment gain	—	—	—	—	—	(13)
Special termination benefits	—	—	12	18	—	—

Net benefit (gain) cost	$(87)	$(38)	$307	$344	$(55)	$(45)

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

        During the nine months ended July 31, 2011, HP made $323 million of contributions to its pension plans, paid $19 million to cover benefit payments to U.S. non-qualified plan participants, and paid $20 million to cover benefit claims under post-retirement benefit plans. During the remainder of fiscal 2011, HP anticipates making additional contributions of approximately $424 million to its pension plans and approximately $11 million to its U.S. non-qualified plan participants and expects to pay up to $20 million to cover benefit claims under post-retirement benefit plans. HP's pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Differences between expected and actual returns on investments will be reflected as unrecognized gains or losses, and such gains or losses will be amortized and recorded in future periods. Poor financial performance of invested assets in any year could lead to increased contributions in certain countries and increased future pension plan expense. Asset gains or losses are determined at the measurement date and amortized over the remaining service life or life expectancy of plan participants. HP's next measurement date is October 31, 2011.

Note 15: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP believes it has adequate provisions for any such matters, and, as of July 31, 2011, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the amounts already recognized on HP's financial statements. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under the existing law. The court issued a written decision on January 25, 2008, and VG Wort subsequently filed an application with the German Federal Supreme Court under Section 321a of the German Code of Civil Procedure contending that the court did not consider their arguments. On May 9, 2008, the German Federal Supreme Court denied VG Wort's application. VG Wort appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. On September 21, 2010, the Constitutional Court published a decision holding that the German Federal Supreme Court erred by not referring questions on interpretation of German copyright law to the Court of Justice of the European Union ("CJEU") and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in the Munich Civil Court in Munich, Germany seeking levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against FSC. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that FSC must pay € 12 plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. FSC filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, not subject to the levies on photocopiers established by that law. VG Wort subsequently filed a claim with the German Federal Constitutional Court challenging that ruling. In January 2011, the Constitutional Court published a decision holding that the German Federal Supreme Court decision was inconsistent with the German Constitution and revoking the German Federal Supreme Court decision. The Constitutional Court remitted the matter to the German Federal Supreme Court for further action. On

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive.

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

        Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit in which HP was joined on June 14, 2004 that is pending in state court in Santa Clara County, California. The lawsuit alleges that HP (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class. On February 27, 2009, the court denied with prejudice plaintiffs' motion for nationwide class certification for a third time. On August 31, 2011, the California Court of Appeal reversed the trial court's denial of class certification and remanded the case back to the trial court for further proceedings on the question of class certification.

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

        Baggett v. HP is a consumer class action filed against HP on June 6, 2007 in the United States District Court for the Central District of California alleging that HP employs a technology in its LaserJet color printers whereby the printing process shuts down prematurely, thus preventing customers from using the toner that is allegedly left in the cartridge. The plaintiffs also allege that HP fails to disclose to consumers that they will be unable to utilize the toner remaining in the cartridge after the printer shuts down. The complaint seeks certification of a nationwide class of purchasers of all HP LaserJet color printers and seeks unspecified damages, restitution, disgorgement, injunctive relief, attorneys' fees and costs. On September 29, 2009, the court granted HP's motion for summary judgment against the named plaintiff and denied plaintiff's motion for class certification as moot. On

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

November 3, 2009, the court entered judgment against the named plaintiff. On November 17, 2009, plaintiff filed an appeal of the court's summary judgment ruling with the United States Court of Appeals for the Ninth Circuit. On August 25, 2010, HP and the plaintiff entered into an agreement to settle the lawsuit on behalf of the proposed class, which agreement is subject to approval of the court before it becomes final. Under the terms of the proposed settlement, eligible class members will each have the right to obtain e-credits not to exceed $5 million in the aggregate for use in purchasing printers or printer supplies through HP's website. In addition, class counsel and the class representative will be paid attorneys' fees and expenses and stipends in an amount that is yet to be approved by the court. On October 13, 2010, the court granted preliminary approval of the proposed settlement. The court held a fairness hearing on February 14, 2011 to determine whether to grant final approval of the proposed settlement. On August 31, 2011, the court granted final approval of the settlement. Any objectors to the settlement have 30 days to appeal the grant of final approval.

        Fair Labor Standards Act Litigation.    HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of EDS or HP have been misclassified as exempt employees under the Fair Labor Standards Act and/or in violation of the California Labor Code or other state laws. Those matters include the following:

  •
  Cunningham and Cunningham, et al. v. Electronic Data Systems Corporation is a purported collective action filed on May 10, 2006 in the U.S. District Court for the Southern District of New York claiming that current and former EDS employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. Another purported collective action, Steavens, et al. v. Electronic Data Systems Corporation, which was filed on October 23, 2007, is also now pending in the same court alleging similar facts. The Steavens case has been consolidated for pretrial purposes with the Cunningham case. On December 15, 2010, the court granted conditional certification of the class in the consolidated Cunningham and Steavens matter.

  •
  Heffelfinger, et al. v. Electronic Data Systems Corporation is a class action filed in November 2006 in California Superior Court claiming that certain EDS information technology workers in California were misclassified as exempt employees. The case was subsequently transferred to the U.S. District Court for the Central District of California, which, on January 7, 2008, certified a class of information technology workers in California. On June 6, 2008, the court granted the defendant's motion for summary judgment. The plaintiffs subsequently filed an appeal with the U.S. Court of Appeals for the Ninth Circuit. A hearing on the appeal was held in August 2011, and the decision is pending. Two other purported class actions originally filed in California Superior Court, Karlbom, et al. v. Electronic Data Systems Corporation, which was filed on March 16, 2009, and George, et al. v. Electronic Data Systems Corporation, which was filed on April 2, 2009, allege similar facts. The Karlbom case is pending in San Diego County Superior Court but has been temporarily stayed based on the pending motions in the Steavens consolidated matter. The George case is pending in the U.S. District Court for the Southern District of New York and has been consolidated for pretrial purposes with the Cunningham and Steavens cases.

  •
  Blake, et al. v. Hewlett-Packard Company is a purported collective action filed on February 17, 2011 in the U.S. District Court for the Southern District of Texas claiming that a class of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    information technology and help desk support personnel were misclassified as exempt employees. No substantive rulings have been made in the case.

        In addition to the above matters, on May 24, 2011, a purported collective action captioned Fenn, et al. v. Hewlett-Packard Company was filed in the United States District Court for the District of Idaho. The suit alleges that customer service representatives working in HP's U.S. call centers are not paid for time spent booting up and shutting down their computers in violation of the Fair Labor Standards Act. Plaintiffs have asked the court to conditionally certify a putative class of alleged similarly situated employees. HP has opposed the request.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

        ECT Proceedings.    In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos (ECT), notified HP that it had initiated administrative proceedings against an HP subsidiary in Brazil ("HP Brazil") to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies coordinated their bids for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP it had decided to apply the penalties against HP Brazil, suspending HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP filed petitions with ECT requesting that the decision be revoked and seeking injunctive relief to have the application of the penalties suspended until a final, non-appealable decision is made on the merits of the case. HP is currently awaiting a response from ECT on both petitions.

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

Note 16: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs"), and large enterprises, including customers in the government, health and education sectors. HP's offerings span multi-vendor customer services, including infrastructure technology and business process outsourcing, technology support and maintenance, application development and support services, and consulting and integration services; enterprise information technology ("IT") infrastructure, including enterprise server and storage technology, networking products and solutions, information management software and software that optimizes business technology investments; personal computing and other access devices; and imaging and printing-related products and services.

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

        A description of the types of products and services provided by each business segment follows:

  •
  Services provides consulting, outsourcing and technology services across infrastructure, applications and business process domains. Services is divided into four main business units: Infrastructure Technology Outsourcing, Applications Services, Business Process Outsourcing and Technology Services. Infrastructure Technology Outsourcing delivers comprehensive services that encompass the data center; networking; security, compliance, and business continuity; workplace (desktop); and enterprise service management. Applications Services helps clients revitalize and manage their applications assets through flexible, project-based consulting services and longer-term outsourcing contracts. These full life cycle services encompass application development, testing, modernization, system integration, maintenance and management. Business Process Outsourcing's solutions include a broad array of enterprise shared services, customer relationship management services, financial process management services, and administrative services. Technology Services includes consulting and support services. Consulting includes strategic IT advisory services, cloud consulting services, energy efficiency services, converged infrastructure services, networking services, data center transformation services and critical facilities services. Support services include mission critical services, technical and deployment services, support services for servers, storage, networks and imaging and printing, and warranty support across HP's product lines.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  •
  HP Software provides enterprise IT management software, information management solutions, and security intelligence/risk management solutions. Solutions are delivered in the form of traditional software licenses or as software as a service. Augmented by support and professional services, HP Software solutions allow large IT organizations to manage infrastructure, operations, application life cycles, application quality and security, IT services, and business processes. In addition, the solutions help businesses proactively safeguard digital assets, comply with corporate and regulatory policies, and control internal and external security risks.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the Compaq Pro, Compaq Elite, HP Pro and HP Elite lines of business desktops and the HP ProBook and HP EliteBook lines of notebooks, as well as the All-in-One Touchsmart and Omni PCs, HP Mini-Note PC, HP Blade PCs, Retail POS Systems, HP Thin Clients, and the HP Slate Tablet. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi-media consumer desktops and notebooks, as well as the HP Pavilion Elite desktops, HP Envy Premium notebooks, HP Pavilion G Series notebooks, Touchsmart PCs, All-in-One PC, HP and Compaq Mini notebooks, and the Media Smart Home Server. HP's Z series desktop workstations and HP Elitebook Mobile Workstations provide advanced graphics, computing, and large modeling capabilities, certified with applications in a wide range of industries and running both Windows and Linux operating systems.

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

  •
  Corporate Investments includes business intelligence solutions, HP Labs, mobile devices associated with the Palm acquisition, and certain business incubation projects. Business intelligence solutions enable businesses to standardize on consistent data management schemes, connect and share data across the enterprise and apply analytics. The segment also includes smartphone and tablet devices running on the WebOS operating system targeted at consumer and commercial segments. This segment also derives revenue from licensing specific HP technology to third parties.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        Selected operating results information for each business segment was as follows:

	Three months ended July 31
	Net Revenue		Earnings (Loss) from Operations
	2011	2010(1)	2011	2010(1)
	In millions
Services	$9,089	$8,772	$1,225	$1,381
Enterprise Servers, Storage and Networking(2)	5,396	5,021	699	706
HP Software(3)	780	650	151	182
Personal Systems Group	9,592	9,918	567	469
Imaging and Printing Group	6,087	6,167	892	1,040
HP Financial Services	932	764	88	72
Corporate Investments(4)	266	85	(332)	(88)

Segment total	$32,142	$31,377	$3,290	$3,762

	Nine months ended July 31
	Net Revenue		Earnings (Loss) from Operations
	2011	2010(1)	2011	2010(1)
	In millions
Services	$26,673	$26,404	$3,961	$4,161
Enterprise Servers, Storage and Networking(2)	16,586	14,468	2,293	1,937
HP Software(3)	2,241	1,966	428	521
Personal Systems Group	29,456	30,458	1,772	1,464
Imaging and Printing Group	19,462	18,769	3,165	3,192
HP Financial Services	2,644	2,238	250	208
Corporate Investments(4)	416	211	(713)	(209)

Segment total	$97,478	$94,514	$11,156	$11,274

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended July 31		Nine months ended July 31
	2011	2010	2011	2010
	In millions
Net revenue:
Segment total	$32,142	$31,377	$97,478	$94,514
Elimination of inter-segment net revenue and other	(953)	(648)	(2,355)	(1,759)

Total HP consolidated net revenue	$31,189	$30,729	$95,123	$92,755

Earnings before taxes:
Total segment earnings from operations	$3,290	$3,762	$11,156	$11,274
Corporate and unallocated costs and eliminations	(114)	(175)	(118)	(375)
Unallocated costs related to stock-based compensation expense	(130)	(156)	(426)	(504)
Amortization of purchased intangible assets	(358)	(383)	(1,196)	(1,060)
Restructuring charges	(150)	(598)	(466)	(909)
Acquisition-related charges	(18)	(127)	(68)	(242)
Interest and other, net	(121)	(134)	(294)	(424)

Total HP consolidated earnings before taxes	$2,399	$2,189	$8,588	$7,760

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  Net revenue by segment and business unit

	Three months ended July 31		Nine months ended July 31
	2011	2010(1)	2011	2010(1)
	In millions
Net revenue:
Infrastructure Technology Outsourcing	$3,884	$3,692	$11,303	$11,091
Technology Services	2,754	2,611	8,069	7,894
Application Services	1,698	1,664	5,054	5,029
Business Process Outsourcing	658	727	1,989	2,177
Other	95	78	258	213

Services	9,089	8,772	26,673	26,404

Industry Standard Servers	3,302	3,042	10,137	9,044
Storage(2)	976	904	2,968	2,741
HP Networking(3)	659	572	1,921	1,086
Business Critical Systems	459	503	1,560	1,597

Enterprise Servers, Storage and Networking	5,396	5,021	16,586	14,468

HP Software(4)	780	650	2,241	1,966

Notebooks	5,082	5,314	15,929	16,979
Desktops	3,777	3,941	11,314	11,591
Workstations	547	459	1,623	1,257
Other(5)	186	204	590	631

Personal Systems Group	9,592	9,918	29,456	30,458

Supplies	4,143	4,130	13,113	12,542
Commercial Hardware	1,292	1,389	4,194	4,028
Consumer Hardware	652	648	2,155	2,199

Imaging and Printing Group	6,087	6,167	19,462	18,769

HP Financial Services	932	764	2,644	2,238
Corporate Investments(6)	266	85	416	211

Total segments	32,142	31,377	97,478	94,514

Eliminations of inter-segment net revenue and other	(953)	(648)	(2,355)	(1,759)

Total HP consolidated net revenue	$31,189	$30,729	$95,123	$92,755

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

Note 17: Subsequent Events

        In August 2011, HP and an indirect wholly-owned subsidiary of HP entered into an Offer Agreement with Autonomy Corporation plc ("Autonomy"). Pursuant to the Offer Agreement, HP announced the terms of a recommended cash offer (the "Offer") under which HP would acquire the entire issued and to be issued share capital of Autonomy for £25.50 per share in cash, representing an enterprise value of approximately $11 billion. The Offer is subject to customary conditions including, acceptance of the Offer by the holders of at least 75% of the Autonomy share capital; subject to certain exceptions, that the members of Autonomy's board of directors will continue to recommend the Offer; expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; clearance of other required regulatory approvals; and other customary conditions. HP intends to fund the Offer with a combination of HP's cash resources and debt financing. Pursuant to the cash confirmation process mandated by Section 2.5(a) of the UK City Code on Takeovers and Mergers, HP has agreed with its financial advisors for the Offer that it will hold a minimum of $4.25 billion in cash reserves available to fund the Offer for a specified period expected to extend until the completion of the acquisition. In addition, HP has purchased foreign exchange options at a cost of approximately $333 million to limit its foreign exchange risk in connection with the acquisition. Changes in the fair value of the options will be recognized in earnings until the options are exercised.

        In August 2011, HP entered into a new £5 billion ($8.2 billion) 364-day unsecured bridge term loan agreement (the "Bridge Facility"). The Bridge Facility may be used for cash consideration to fund the acquisition of Autonomy, including amounts used to refinance indebtedness to fund that acquisition.

        In August 2011, HP announced that its Board of Directors had authorized the evaluation of strategic alternatives for PSG. HP's preferred alternative is the separation of its PC business into a separate company through a spin-off or other transaction, but the evaluation process is ongoing. HP expects the evaluation process to be completed by the end of calendar year 2011 and any separation or other strategic plan to be implemented within approximately 12-18 months after the date of the original announcement.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Subsequent Events (Continued)

        In August 2011, HP announced that it will discontinue the manufacture and sale of all of its WebOS hardware products, including its WebOS smartphones and the HP TouchPad, and will explore alternatives to optimize the value of the WebOS software. In connection with this decision, HP expects to record a one-time charge in its fourth fiscal quarter of 2011 of approximately $1 billion for restructuring and related shutdown costs. A majority of these charges are expected to be paid in HP's fourth fiscal quarter. In addition, as HP works through alternatives for the WebOS software, which HP acquired in connection with its acquisition of Palm, HP will evaluate the goodwill and other intangible assets related to the Palm acquisition for any potential impairment and, if appropriate, recognize a related non-cash charge in the appropriate period. The carrying value of the goodwill and other intangible assets related to the Palm acquisition was approximately $1.2 billion as of July 31, 2011.

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

        Our strategy and operations are currently focused on the following initiatives:

  Competitive Positioning

        We are positioning our businesses to take advantage of important trends in the markets for our products and services, including the emergence of cloud computing as a complement to, and in some cases a replacement for, on-premise, proprietary computing resources. Our primary areas of strategic focus are cloud computing, solutions and software, while we continue to expand and leverage our strong existing technologies, including printing hardware, software and services. We are also exploring strategic alternatives for our PC business, with a preference for a separation of our PC business into a separate company through a spin-off or other transaction. Our converged infrastructure products integrate storage, networking, servers and management software and our core data center capabilities form the backbone of a set of cloud offerings that will help customers transition their computing environments from a traditional structure to a hybrid environment and, in many cases, ultimately to a cloud-based environment. In addition, our enterprise services offerings give us a platform to be more solution-oriented and a better strategic partner with our customers, provide opportunities to drive usage of HP products and solutions, and give us the opportunity to implement and manage all the technologies upon which our customers rely. We are also aligning our printing business to capitalize on key market trends such as the shift from analog to digital printing and the growth in printable content by developing innovative products, including ePrint solutions and web-connected printers, which enable web and mobile printing, expanding our presence in high-usage annuity businesses including graphics and retail publishing printing, and growing our managed print services business.

  Investing for Growth

        We are investing for growth by strengthening our position in our core markets and accelerating growth in adjacent markets in anticipation of market trends, such as cloud computing, unstructured data, data center consolidation and automation, digitization, analytics and IT security. In addition, in May 2011, we announced that we are going to make changes to our services business, including accelerating portfolio investments in higher value services, enhancing our sales and delivery capabilities, and better aligning our services strategy with HP's overall strategy to better enable us to meet the needs of our customers. We are also creating innovative new products and developing new channels to connect with our customers. In addition, we have been making focused investments in innovation to strengthen our portfolio of products and services that we can offer to our customers, both through organic investments as well as through acquisitions, including our recently announced offer to acquire all of the issued and to be issued share capital of Autonomy Corporation plc ("Autonomy"). Once completed, the addition of Autonomy is expected to accelerate HP's offerings in cloud-based solutions and software that address the changing needs of businesses and support the IPG enterprise strategy to continue its growth in document and content management. These investments will allow us to expand in higher margin and higher growth industry segments and further strengthen our portfolio of hardware, software and services.

  Leveraging our Portfolio and Scale

        We now offer one of the IT industry's broadest portfolios of products and services, and we leverage that portfolio to our strategic advantage. For example, we are able to provide servers, storage and networking products packaged with services that can be delivered to customers in the manner of their choosing, be it in-house, outsourced as a service via the Internet or via a hybrid environment. Our portfolio of management software completes the package by allowing our customers to manage their IT operations in an efficient and cost-effective manner. In addition, we are working to optimize our supply chain by eliminating complexity, reducing fixed costs, and leveraging our scale to ensure the availability of components at favorable prices even during shortages. We are also expanding our use of industry standard components in our enterprise products to further leverage our scale.

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

        The following provides an overview of our key financial metrics in the third quarter and first nine months of fiscal 2011 and demonstrates how our execution has translated into financial performance:

	HP(1) Consolidated	Services	ESSN	HP Software	PSG	IPG	HPFS
	In millions, except per share amounts
Three Months Ended July 31
Net revenue	$31,189	$9,089	$5,396	$780	$9,592	$6,087	$932
Year-over-year net revenue % increase (decrease)	1.5%	3.6%	7.5%	20.0%	(3.3)%	(1.3)%	22.0%
Earnings from operations	$2,520	$1,225	$699	$151	$567	$892	$88
Earnings from operations as a % of net revenue	8.1%	13.5%	13.0%	19.4%	5.9%	14.7%	9.4%
Net earnings	$1,926
Net earnings per share
Basic	$0.94
Diluted	$0.93
Nine Months Ended July 31
Net revenue	$95,123	$26,673	$16,586	$2,241	$29,456	$19,462	$2,644
Year-over-year net revenue % increase (decrease)	2.6%	1.0%	14.6%	14.0%	(3.3)%	3.7%	18.1%
Earnings from operations	$8,882	$3,961	$2,293	$428	$1,772	$3,165	$250
Earnings from operations as a % of net revenue	9.4%	14.9%	13.8%	19.1%	6.0%	16.3%	9.5%
Net earnings	$6,835
Net earnings per share
Basic	$3.21
Diluted	$3.16

(1)
Includes Corporate Investments and eliminations.

        Cash and cash equivalents at July 31, 2011 totaled $12.9 billion, an increase of $2.0 billion from the October 31, 2010 balance of $10.9 billion. The increase for the first nine months of fiscal 2011 was due primarily to $10.2 billion of cash provided from operations and $3.5 billion from the net issuance of debt, the effect of which was partially offset by $9.6 billion of cash used to repurchase common stock and $2.4 billion net investment in property, plant and equipment.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended July 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

ACCOUNTING PRONOUNCEMENTS

        The following is a summary of certain accounting pronouncements with application to our consolidated financial statements in future periods.

        In June 2011, the Financial Accounting Standards Board ("FASB") issued amendments to the FASB Accounting Standards Codification relating to the presentation of comprehensive income in our financial statements. The amendments require the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We are required to adopt these amendments retrospectively in the first quarter of fiscal 2013, although early adoption is permitted.

        In May 2011, the FASB issued amendments to the FASB Accounting Standards Codification relating to fair value measurements. The amendments clarify the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). We will apply these amendments prospectively beginning in the second quarter of fiscal 2012. We do not expect the adoption of these amendments will have a material effect on our consolidated financial statements.

        In April 2011, the FASB issued amendments to the FASB Accounting Standards Codification relating to troubled debt restructurings. The amendments clarify when the restructuring of a receivable should be considered a troubled debt restructuring for which specific impairment measurement and financial statement disclosures are required. We will apply these amendments retrospectively to the first quarter of fiscal 2011 beginning in the fourth quarter of fiscal 2011. We do not expect the adoption of these amendments will have a material effect on our consolidated financial statements.

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

RESULTS OF OPERATIONS

        Set forth below is an analysis of our financial results comparing the three and nine months ended July 31, 2011 to the three and nine months ended July 31, 2010. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2011		2010(1)		2011		2010(1)
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$31,189	100.0%	$30,729	100.0%	$95,123	100.0%	$92,755	100.0%
Cost of sales(2)	23,929	76.7%	23,365	76.0%	72,197	75.9%	70,961	76.5%

Gross profit	7,260	23.3%	7,364	24.0%	22,926	24.1%	21,794	23.5%
Research and development	812	2.6%	742	2.4%	2,425	2.5%	2,145	2.3%
Selling, general and administrative	3,402	10.9%	3,191	10.4%	9,889	10.4%	9,254	10.0%
Amortization of purchased intangible assets	358	1.1%	383	1.3%	1,196	1.2%	1,060	1.1%
Restructuring charges	150	0.5%	598	1.9%	466	0.5%	909	1.0%
Acquisition-related charges	18	0.1%	127	0.4%	68	0.1%	242	0.3%

Earnings from operations	2,520	8.1%	2,323	7.6%	8,882	9.4%	8,184	8.8%
Interest and other, net	(121)	(0.4)%	(134)	(0.5)%	(294)	(0.4)%	(424)	(0.4)%

Earnings before taxes	2,399	7.7%	2,189	7.1%	8,588	9.0%	7,760	8.4%
Provision for taxes	473	1.5%	416	1.3%	1,753	1.8%	1,537	1.7%

Net earnings	$1,926	6.2%	$1,773	5.8%	$6,835	7.2%	$6,223	6.7%

(1)
In connection with organizational realignments implemented in the first quarter of fiscal 2011, certain costs previously reported as Cost of sales have been reclassified as Selling, general and administrative expenses to better align those costs with the functional areas that benefit from those expenditures.

(2)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of the weighted net revenue change were as follows:

	Three months ended July 31, 2011	Nine months ended July 31, 2011
	Percentage Points
Enterprise, Servers, Storage and Networking	1.2	2.3
Services	1.0	0.3
HP Financial Services	0.5	0.4
HP Software	0.4	0.3
Imaging and Printing Group	(0.2)	0.7
Corporate Investments/Other	(0.4)	(0.4)
Personal Systems Group	(1.0)	(1.0)

Total HP	1.5	2.6

        For the three and nine months ended July 31, 2011, total HP net revenue increased 1.5% and 2.6%, respectively (decreased 2.3% and increased 1.2%, respectively, on a constant currency basis). U.S. net revenue decreased 2.2% to $11.0 billion for the three months ended July 31, 2011, while net revenue from outside of the United States increased 3.6% to $20.2 billion. For the nine months ended July 31, 2011, U.S. net revenue increased 1.0% to $33.0 billion while net revenue from outside of the

United States increased 3.4% to $62.1 billion. As reflected in the table above, the ESSN segment was the largest contributor to HP net revenue growth as a result of balanced growth across all regions. In addition, for the nine months ended July 31, 2011, ESSN segment net revenue growth was helped by the 3PAR acquisition. An analysis of the change in net revenue for each business segment is included under "Segment Information" below.

Gross Margin

        Total HP gross margin decreased by 0.7 percentage points for the three months ended July 31, 2011 and increased 0.6 percentage points for the nine months ended July 31, 2011. The decline for the three months ended July 31, 2011 was driven by lower gross margins in the Services, Corporate Investments and IPG segments, the effect of which was partially offset by a favorable commodity pricing environment in the PSG and ESSN segments. The increase for the nine months ended July 31, 2011 was a result of component cost declines associated with a favorable commodity pricing environment and a favorable product mix due to higher networking and software revenue.

        Services gross margin decreased for the three and nine months ended July 31, 2011 due primarily to lower than expected revenue, rate concessions arising from recent contract renewals, a lower than expected resource utilization rate and a higher mix of lower-margin Infrastructure Technology Outsourcing revenue. For the nine months ended July 31, 2011, the decrease was partially offset by a continued focus on operating improvements and cost initiatives that favorably impacted the cost structure of both our enterprise services and technology services businesses.

        ESSN gross margin increased for the three and nine months ended July 31, 2011 primarily as a result of lower product costs and a higher mix of networking products.

        HP Software gross margin decreased for the three months ended July 31, 2011 due primarily to deferred revenue write downs and integration costs related to acquisitions. For the nine months ended July 31, 2011, HP Software gross margin decreased due primarily to rate declines in licenses and services and to acquisition-related expenses.

        PSG gross margin increased for the three and nine months ended July 31, 2011 primarily as a result of component cost declines and lower warranty expenses, the effect of which was partially offset by pricing actions and increased logistics costs.

        IPG gross margin declined for the three and nine months ended July 31, 2011 due primarily to supply chain constraints and increased logistics costs in LaserJet printer engines and toner as a result of the earthquake and tsunami in Northeastern Japan and the strength of the yen. In addition, IPG gross margin declined due to a continuing mix shift in Consumer Hardware and Commercial Hardware toward lower price point products. These effects were partially offset by an increase in the supplies mix, mainly in ink and graphics, as well as continued reductions in IPG's cost structure as a result of supply chain optimization efforts.

        HPFS gross margin decreased for the three and nine months ended July 31, 2011 due primarily to lower portfolio margins from a higher mix of operating leases and higher transaction taxes, the effect of which was partially offset by higher margins on lease extensions and lower bad debt expense as a percentage of revenue. The decrease for the three months ended July 31, 2011 was partially offset by higher buyout margins.

        Corporate Investments gross margin decreased for the three and nine months ended July 31, 2011 primarily as a result of price promotions offered on WebOS devices. In addition, during the three months ended July 31, 2011, we recorded a charge of $143 million for inventory write-downs and expected losses on contractual obligations and purchase commitments related to the HP TouchPad and other WebOS devices.

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense increased in the three and nine months ended July 31, 2011 due primarily to additional expenses from acquired companies. For the three months ended July 31, 2011, R&D expense increased for Corporate Investments, ESSN, HP Software and IPG and decreased for PSG and Services. For the nine months ended July 31, 2011, R&D expense increased for ESSN, Corporate Investments and HP Software and decreased for Services, PSG and IPG. The increase for ESSN was driven by acquisition investments and innovation-focused spend in networking and storage products. The increase for Corporate Investments was due to investments in the development of WebOS devices.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense increased in the three and nine months ended July 31, 2011 due primarily to higher field selling costs as a result of our investments in sales resources to grow revenue. The increase for the nine months ended July 31, 2011 was partially offset by $310 million in net gains on the sale of real estate and a $79 million net gain on the divestiture of our Halo video collaboration products business, which was completed during the third quarter. For the three months ended July 31, 2011, SG&A expense as a percentage of net revenue increased for each of our segments except for Corporate Investments and HPFS, which experienced a decrease. For the nine months ended July 31, 2011, SG&A expense as a percentage of net revenue increased for each of our segments except for HPFS, Services and IPG, which experienced a decrease.

  Amortization of Purchased Intangible Assets

        Amortization expense decreased for the three months ended July 31, 2011 and increased for the nine months ended July 31, 2011. The decrease for the three months ended July 31, 2011 was due primarily to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods. The increase for the nine months ended July 31, 2011 was due primarily to increased amortization of purchased intangible assets from acquisitions completed during fiscal 2010.

  Restructuring Charges

        Restructuring charges for the three months ended July 31, 2011 were $150 million. These charges included $126 million of severance and facility costs related to our fiscal 2008 restructuring plan and $23 million of severance and facility costs related to our fiscal 2010 enterprise services restructuring plan. Restructuring charges for the nine months ended July 31, 2011 were $466 million. These charges included $266 million of severance and facility costs related to our fiscal 2008 restructuring plan and $183 million of severance and facility costs related to our fiscal 2010 enterprise services restructuring plan.

        Restructuring charges for the three months ended July 31, 2010 were $598 million. These charges included $520 million of severance and facility costs related to our enterprise services restructuring plan, $40 million and $2 million of severance and facility costs associated with the Palm and 3Com restructuring plans, respectively, and $36 million of facility and severance costs related to our fiscal 2008 restructuring plan. Restructuring charges for the nine months ended July 31, 2010 were $909 million. These charges included $520 million of severance and facility costs related to our fiscal 2010 enterprise services restructuring plan, $328 million of severance and facility costs related to our fiscal 2008 restructuring plan, $40 million and $17 million of severance and facility costs associated with the Palm and 3Com restructuring plans, respectively, and $4 million of severance costs associated with our fiscal 2009 restructuring plan.

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments during the first nine months of fiscal 2011 and 2010. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

  Acquisition-related Charges

        For the three and nine months ended July 31, 2011, we recorded acquisition-related charges of $18 million and $68 million, respectively, primarily for retention bonuses and consulting and integration costs associated with acquisitions completed in fiscal 2010.

        For the three and nine months ended July 31, 2010, we recorded acquisition-related charges of $127 million and $242 million, respectively, primarily for consulting and integration costs and other acquisition costs associated with the 3Com, EDS and Palm acquisitions, as well as retention bonuses associated with the EDS acquisition.

Interest and Other, Net

        For the three and nine months ended July 31, 2011, interest and other, net improved by $13 million and $130 million, respectively. The improvement for the three months ended July 31, 2011 was driven primarily by lower currency transaction losses and lower impairment charges related to investments, the effect of which was partially offset by higher interest expense due to higher average debt balances. The improvement for the nine months ended July 31, 2011 was driven primarily by lower litigation costs and lower currency transaction losses, the effect of which was partially offset by certain asset impairment charges.

Provision for Taxes

        Our effective tax rate was 19.7% and 19.0% for the three months ended July 31, 2011 and July 31, 2010, respectively, and 20.4% and 19.8% for the nine months ended July 31, 2011 and July 31, 2010, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Singapore, the Netherlands, China, Ireland and Puerto Rico. We have not provided U.S. taxes for all of such earnings because we plan to reinvest some of those earnings indefinitely outside the United States.

        In the three and nine months ended July 31, 2011, we recorded discrete items with a net tax benefit of $145 million and $302 million, respectively. These amounts included net tax benefits of $62 million and $174 million, respectively, from restructuring and acquisition charges, and net tax benefits of $83 million and $85 million, respectively, for settlement of tax audit matters and other miscellaneous discrete items. In addition, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into law. We recorded a tax benefit of $43 million arising from the retroactive research and development credit provided by that legislation in the first quarter of fiscal 2011.

        In the three and nine months ended July 31, 2010, we recorded discrete items with a net tax benefit of $236 million and $375 million, respectively. These amounts included net tax benefits of $206 million and $340 million, respectively, from restructuring and acquisition charges; and net tax benefits of $30 million and $35 million, respectively, associated with adjustments to prior year foreign income tax accruals and credits, settlement of tax audit matters, valuation allowance releases, and other miscellaneous discrete items.

Segment Information

        A description of the products and services for each segment can be found in Note 16 to the Consolidated Condensed Financial Statements. Future changes to this organizational structure may result in changes to the business segments disclosed.

Services

	Three months ended July 31
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$9,089	$8,772	3.6%
Earnings from operations	$1,225	$1,381	(11.3)%
Earnings from operations as a % of net revenue	13.5%	15.7%

	Nine months ended July 31
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$26,673	$26,404	1.0%
Earnings from operations	$3,961	$4,161	(4.8)%
Earnings from operations as a % of net revenue	14.9%	15.8%

        The components of the weighted net revenue increase by business unit were as follows:

	Three months ended July 31, 2011	Nine months ended July 31, 2011
	Percentage Points
Infrastructure Technology Outsourcing	2.2	0.8
Technology Services	1.6	0.6
Application Services	0.4	0.1
Business Process Outsourcing	(0.8)	(0.7)
Other	0.2	0.2

Total Services	3.6	1.0

        Services net revenue increased 3.6% (decreased 1.9% when adjusted for currency) and 1.0% (decreased 1.4% when adjusted for currency) for the three and nine months ended July 31, 2011, respectively. Infrastructure Technology Outsourcing net revenue increased by 5% and 2% for the three and nine months ended July 31, 2011, respectively. An increase in product-related revenue and a favorable currency impact were partially offset by a shortfall in short-term project contracts with existing clients. Technology Services net revenue increased by 5% and 2% for the three and nine months ended July 31, 2011, respectively, due primarily to growth in our consulting business and a favorable currency impact, the effect of which was partially offset by reduced sales of third-party hardware. Application Services net revenue increased by 2% and 1% for the three and nine months ended July 31, 2011, respectively. The increase for both periods was driven by a favorable currency impact, the effect of which was partially offset by declines in short-term project work and weakness in public sector spending. Business Process Outsourcing net revenue decreased by 9% for the three and nine months ended July 31, 2011 due primarily to the ExcellerateHRO divestiture completed at the end of the third quarter of fiscal 2010.

        Services earnings from operations as a percentage of net revenue for the three and nine months ended July 31, 2011 decreased by 2.2 percentage points and 0.9 percentage points, respectively. Operating margin decreased for both periods due primarily to lower than expected revenue, rate concessions arising from recent contract renewals, a lower than expected resource utilization rate and a higher mix of lower-margin Infrastructure Technology Outsourcing revenue. For the nine months ended July 31, 2011, the decrease in operating margin was partially offset by a reduction in bad debt expense and a continued focus on operating improvements and cost initiatives that favorably impacted the cost structure of both our enterprise services and technology services businesses.

Enterprise Servers, Storage and Networking

	Three months ended July 31
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$5,396	$5,021	7.5%
Earnings from operations	$699	$706	(1.0)%
Earnings from operations as a % of net revenue	13.0%	14.1%

	Nine months ended July 31
	2011	2010	% Increase
	In millions
Net revenue	$16,586	$14,468	14.6%
Earnings from operations	$2,293	$1,937	18.4%
Earnings from operations as a % of net revenue	13.8%	13.4%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2011	Nine months ended July 31, 2011
	Percentage Points
Industry Standard Servers ("ISS")	5.2	7.5
HP Networking	1.7	5.8
Storage	1.4	1.6
Business Critical Systems ("BCS")	(0.8)	(0.3)

Total ESSN	7.5	14.6

        ESSN net revenue increased 7.5% (3.7% when adjusted for currency) and 14.6% (13.3% when adjusted for currency) for the three and nine months ended July 31, 2011, respectively. Total revenue from server and storage blades increased by 15% and 19% in the three and nine months ended July 31, 2011, respectively. ISS net revenue increased by 9% and 12% in the three and nine months ended July 31, 2011, respectively, driven primarily by unit volume growth coupled with increased average unit prices due to favorable demand for the latest generation of ISS products. The revenue increase was also driven by expansion in our converged infrastructure solutions and strong demand from public and private cloud customers. HP Networking net revenue increased by 15% and 77% for the three and nine months ended July 31, 2011, respectively. Net revenue growth during the three months ended July 31, 2011 was driven primarily by strong market demand for our core data center products and the impact of our continued investments in sales coverage. Net revenue growth during the nine months ended July 31, 2011 was largely as a result of our acquisition of 3Com in April 2010. Storage net revenue increased by 8% in the three and nine months ended July 31, 2011, driven primarily by strong performance in products related to our acquisition of 3PAR in September 2010 and continued growth in scale-out and entry-level array products. BCS net revenue decreased by 9% and 2% for the three months and nine months ended July 31, 2011, respectively, mainly as a result of orders being delayed or cancelled following an announcement by an alliance partner that it intends to cease software development for our Itanium-based servers. The impact from reduced sales of Itanium-based servers was partially offset by higher demand for the latest generation of BCS scale-up x86 products and growth in NonStop servers.

        ESSN earnings from operations as a percentage of net revenue decreased by 1.1 percentage points and increased by 0.4 percentage points for the three and nine months ended July 31, 2011, respectively. The operating margin decrease in the three months ended July 31, 2011 was due to an increase in operating expenses as a percentage of net revenue, which was partially offset by an increase in gross margin. For the nine months ended July 31, 2011, the operating margin increase was a result of an increase in gross margin, which was partially offset by an increase in operating expenses as a percentage of net revenue. The gross margin increases for both periods were driven by lower product costs and a higher mix of networking products. The increases in operating expenses as a percentage of net revenue for both periods were due primarily to additional expenses associated with acquisitions and investments in R&D and sales coverage.

HP Software

	Three months ended July 31
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$780	$650	20.0%
Earnings from operations	$151	$182	(17.0)%
Earnings from operations as a % of net revenue	19.4%	28.0%

	Nine months ended July 31
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$2,241	$1,966	14.0%
Earnings from operations	$428	$521	(17.9)%
Earnings from operations as a % of net revenue	19.1%	26.5%

        HP Software net revenue increased 20.0% (16.2% when adjusted for currency) and 14.0% (12.7% when adjusted for currency) for the three and nine months ended July 31, 2011, respectively. The net revenue increase for both periods was driven by revenues resulting from strong performance in the organic business as well as revenues from acquired companies. For the three months ended July 31, 2011, net revenue from services, licenses and support increased by 30%, 29% and 12%, respectively. For the nine months ended July 31, 2011, net revenue from services, licenses and support increased by 21%, 20% and 8%, respectively.

        For the three and nine months ended July 31, 2011, HP Software earnings from operations as a percentage of net revenue decreased by 8.6 percentage points and 7.4 percentage points, respectively. The operating margin declines for both periods were due primarily to the impact of deferred revenue write-downs and integration costs associated with acquisitions and investments in sales coverage and R&D, the effect of which was partially offset by the capitalization of certain software development costs.

Personal Systems Group

	Three months ended July 31
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$9,592	$9,918	(3.3)%
Earnings from operations	$567	$469	20.9%
Earnings from operations as a % of net revenue	5.9%	4.7%

	Nine months ended July 31
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$29,456	$30,458	(3.3)%
Earnings from operations	$1,772	$1,464	21.0%
Earnings from operations as a % of net revenue	6.0%	4.8%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2011	Nine months ended July 31, 2011
	Percentage Points
Workstations	0.9	1.2
Desktop PCs	(1.7)	(0.9)
Notebook PCs	(2.3)	(3.5)
Other	(0.2)	(0.1)

Total PSG	(3.3)	(3.3)

        PSG revenue decreased 3.3% (decreased 6.6% when adjusted for currency) and 3.3% (decreased 4.1% when adjusted for currency) for the three and nine months ended July 31, 2011, respectively. The revenue decrease was due primarily to softness in the consumer PC markets, the effect of which was partially offset by strength in commercial businesses. Unit volume was flat and up 2% for the three and nine months ended July 31, 2011, respectively. PSG unit volume increased across all commercial business units for the nine months ended July 31, 2011. For the three and nine months ended July 31, 2011, workstations revenue increased 19% and 29%, respectively, due to the ongoing corporate refresh cycle and strength in the commercial PC market. Net revenue for desktop PCs decreased 4% and 2% while notebook PCs decreased 4% and 6% for the three and nine months ended July 31, 2011, respectively, as a result of consumer market softness. Net revenue for consumer clients decreased 17% for both the three and nine months ended July 31, 2011 while commercial client revenue increased 9% and 11%, respectively. The net revenue decline in Other for both periods was primarily driven by the transition away from the iPaq handheld business combined with a decrease in sales of third-party branded options, the effects of which were partially offset by an increase in warranty extension and carepack sales. For the three and nine months ended July 31, 2011, average selling prices ("ASPs") declined 4% and 5%, respectively, due primarily to a competitive pricing environment, lower commodity costs, and a lower option attach rate, the effects of which were offset slightly by a product mix shift toward higher-end models.

        PSG earnings from operations as a percentage of net revenue increased 1.2 percentage points for both the three and nine months ended July 31, 2011. The increase for both periods was due to an increase in gross margin resulting primarily from component cost declines and lower warranty expenses, the effect of which was partially offset by pricing actions and increased logistics costs. Offsetting the increase in gross margin was an increase in operating expenses as a percentage of net revenue due primarily to investments in sales coverage.

Imaging and Printing Group

	Three months ended July 31
	2011	2010	% Decrease
	In millions
Net revenue	$6,087	$6,167	(1.3)%
Earnings from operations	$892	$1,040	(14.2)%
Earnings from operations as a % of net revenue	14.7%	16.9%

	Nine months ended July 31
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$19,462	$18,769	3.7%
Earnings from operations	$3,165	$3,192	(0.8)%
Earnings from operations as a % of net revenue	16.3%	17.0%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2011	Nine months ended July 31, 2011
	Percentage Points
Supplies	0.2	3.0
Consumer Hardware	0.1	(0.2)
Commercial Hardware	(1.6)	0.9

Total IPG	(1.3)	3.7

        IPG net revenue decreased 1.3% (decreased 3.6% when adjusted for currency) and increased 3.7% (increased 2.6% when adjusted for currency) for the three and nine months ended July 31, 2011, respectively. Supplies net revenue remained flat for the three months ended July 31, 2011 and increased 5% for the nine months ended July 31, 2011, driven primarily by consumer ink and large format printing supplies. For the three months ended July 31, 2011, net revenue for Consumer Hardware increased 1% due primarily to unit volume growth of 7% and a favorable currency impact, the effect of which was partially offset by increased discounts driven by competitive pricing pressures. Consumer Hardware decreased 2% for the nine months ended July 31, 2011 due to a continuing shift in demand towards lower-priced products which resulted in a decline in average revenue per unit during the same period. Commercial Hardware net revenue decreased 7% for the three months ended July 31, 2011 due primarily to supply chain constraints in LaserJet printers as a result of the earthquake and tsunami in Northeastern Japan. This decline was partially offset by strong performance in the graphics business and a favorable impact from currency. For the nine months ended July 31, 2011, net revenue in Commercial Hardware increased 4% due primarily to growth in transaction laser products in emerging geographies. The graphics and managed print services businesses also achieved double-digit net revenue growth during the same period.

        IPG earnings from operations as a percentage of net revenue decreased 2.2 percentage points and 0.7 percentage points for the three and nine months ended July 31, 2011, respectively. Gross margin declined for both periods due primarily to supply chain constraints and increased logistics costs in LaserJet printer engines and toner as a result of the Japan earthquake and tsunami, the strength of the yen and a continuing mix shift in Consumer Hardware and Commercial Hardware toward lower price point products. These effects were partially offset by an increase in the supplies mix, mainly in ink and graphics, as well as continued reductions in IPG's cost structure as a result of supply chain optimization efforts. Operating expenses as a percentage of net revenue increased for the three months ended July 31, 2011 driven primarily by unfavorable currency impacts reflected in higher field selling costs and research and development expenses, the effect of which was partially offset by lower marketing expenses. For the nine months ended July 31, 2011, operating expenses as a percentage of net revenue declined due to lower marketing, administrative and research and development expenses, the effect of which was partially offset by increased field selling cost expenses.

HP Financial Services

	Three months ended July 31
	2011	2010	% Increase
	In millions
Net revenue	$932	$764	22.0%
Earnings from operations	$88	$72	22.2%
Earnings from operations as a % of net revenue	9.4%	9.4%

	Nine months ended July 31
	2011	2010	% Increase
	In millions
Net revenue	$2,644	$2,238	18.1%
Earnings from operations	$250	$208	20.2%
Earnings from operations as a % of net revenue	9.5%	9.3%

        For the three and nine months ended July 31, 2011, HPFS net revenue increased by 22.0% and 18.1%, respectively. The net revenue increase for both periods was due primarily to portfolio growth as a result of higher customer demand, a higher operating lease mix due to higher service-led financing volume, higher end-of-lease revenue from residual expirations in line with portfolio growth, and favorable currency movements.

        HPFS earnings from operations as a percentage of net revenue remained flat for the three months ended July 31, 2011 and increased by 0.2 percentage points for the nine months ended July 31, 2011. The increase for the nine months ended July 31, 2011 was due primarily to a decrease in operating expenses as a percentage of revenue, partially offset by a decrease in gross margin. The decrease in operating expenses was due primarily to improved cost efficiencies. The decrease in gross margin was the result of lower portfolio margins from a higher mix of operating leases and higher transaction taxes, partially offset by higher margins on lease extensions and lower bad debt expense as a percentage of revenue.

Financing Originations

	Three months ended July 31		Nine months ended July 31
	2011	2010	2011	2010
	In millions
Total financing originations	$1,672	$1,440	$4,862	$4,288

        New financing originations, which represent the amount of financing provided to customers for equipment and related software and services and includes intercompany activity, increased 16.1% and 13.4% in the first three and nine months ended July 31, 2011, respectively. The increases were driven by higher financing associated with sales of HP products and services resulting from improved integration and engagement with HP's sales efforts and from a favorable currency impact.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	July 31, 2011	October 31, 2010
	In millions
Portfolio assets(1)	$12,504	$11,418

Allowance for doubtful accounts(2)	136	140
Operating lease equipment reserve	95	83

Total reserves	231	223

Net portfolio assets	$12,273	$11,195

Reserve coverage	1.8%	2.0%
Debt to equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of approximately $7.3 billion at July 31, 2011 and $6.7 billion at October 31, 2010 and net equipment under operating leases of $2.7 billion and $2.5 billion at July 31, 2011 and October 31, 2010, respectively, as disclosed in Note 9 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $900 million and $800 million at July 31, 2011 and October 31, 2010, respectively, and intercompany leases of approximately $1.6 billion at July 31, 2011 and $1.3 billion at October 31, 2010, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Net portfolio assets at July 31, 2011 increased 9.6% from October 31, 2010. The increase resulted from higher levels of financing originations and favorable currency impact during the first nine months of fiscal 2011. The overall reserve coverage ratio decreased as a percentage of the portfolio assets.

        For the three and nine months ended July 31, 2011, HPFS recorded net bad debt expenses of $17 million and $47 million, respectively. For the comparable periods of fiscal 2010, net bad debt expenses were $16 million and $58 million, respectively.

Corporate Investments

	Three months ended July 31
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$266	$85	212.9%
Loss from operations	$(332)	$(88)	(277.3)%
Loss from operations as a % of net revenue	(124.8)%	(103.5)%

	Nine months ended July 31
	2011	2010	% Increase (Decrease)
	In millions
Net revenue	$416	$211	97.2%
Loss from operations	$(713)	$(209)	(241.1)%
Loss from operations as a % of net revenue	(171.4)%	(99.1)%

        Net revenue in Corporate Investments relates primarily to mobile devices associated with the Palm acquisition, business intelligence solutions, HP Labs and certain business incubation projects. The revenue increase in Corporate Investments for the three and nine months ended July 31, 2011 was due primarily to revenue from WebOS devices following the acquisition of Palm, which HP completed in July 2010.

        Corporate Investments reported a higher loss from operations for the three and nine months ended July 31, 2011 due primarily to the impact from investments in research, product development, price promotion and marketing of WebOS devices following the Palm acquisition. In addition, during the three months ended July 31, 2011, a charge of $143 million was recorded for inventory write-downs and expected losses on contractual obligations and purchase commitments related to the HP TouchPad and other WebOS devices. The loss from operations in Corporate Investments for both periods was also due to expenses carried in the segment associated with corporate development, global alliances and HP Labs, which expenses increased for the three and nine months ended July 31, 2011 and were partially offset by a gain on the divestiture of HP's Halo video collaboration products business.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Nine months ended July 31
	2011	2010
	In millions
Net cash provided by operating activities	$10,239	$8,771
Net cash used in investing activities	(2,493)	(6,293)
Net cash used in financing activities	(5,722)	(1,039)

Net increase in cash and cash equivalents	$2,024	$1,439

Operating Activities

        Compared to the corresponding period in 2010, net cash from operating activities increased by approximately $1.5 billion largely due to cash generated from changes in other assets and liabilities and higher net earnings partially offset by a lower reduction of accounts and financing receivables.

        Our key working capital metrics are as follows:

	Three months ended July 31
	2011	2010
Days of sales outstanding in accounts receivable	52	46
Days of supply in inventory	28	28
Days of purchases outstanding in accounts payable	(54)	(57)

Cash conversion cycle	26	17

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

        The increase in DSO was due primarily to lower collections driven by the revenue linearity during the quarter. The DOS remained flat year over year. The decrease in DPO was due primarily to purchasing linearity and accounts payable management during the quarter. These changes contributed to the net increase in the cash conversion cycle for the three months ended July 31, 2011.

Investing Activities

        Compared to the corresponding period in fiscal 2010, net cash used in investing activities decreased by approximately $3.8 billion for the nine months ended July 31, 2011 due primarily to lower investments in business acquisitions.

Financing Activities

        Compared to the corresponding period in fiscal 2010, net cash used in financing activities increased by approximately $4.7 billion for the nine months ended July 31, 2011. The increase was due primarily to higher net repayments of commercial paper, increased repurchases of common stock and a decrease in cash received as a result of lower issuances of common stock under employee stock plans, the impact of which was partially offset by net proceeds from issuance of debt.

        For more information on our share repurchase programs, see Note 13 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

CAPITAL RESOURCES

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital, and targeted capital structure. Outstanding borrowings increased to $25.7 billion as of July 31, 2011 as compared to $22.3 billion at October 31, 2010, bearing weighted average interest rates of 2.0% for the nine months ended July 31, 2011 and for the year ended October 31, 2010. During the first nine months of fiscal 2011, we issued $26.8 billion and repaid $28.3 billion of commercial paper.

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

Available Borrowing Resources

        At July 31, 2011, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At July 31, 2011
In millions
2009 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	$13,600
Uncommitted lines of credit(1)	$1,100
Revolving trade receivables-based facilities(2)	$780

(1)
For more information on our available borrowings resources, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

(2)
For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. The ratings as of July 31, 2011 were:

	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-1	Prime-1	F1
Long-term debt ratings	A	A2	A+

        We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our credit facilities. Also, a downgrade in our credit rating could limit our ability to issue commercial paper under our current programs. If this were to occur, we would seek alternative sources of funding, including drawdowns under our credit facilities or the issuance of securities under our existing shelf registration statement.

        In August 2011, each of the three independent rating agencies lowered their outlook on our credit risk, increasing the possibility that our credit ratings may be downgraded in the future, while maintaining their current ratings.

Autonomy Offer

        In August 2011, HP announced the terms of a recommended cash offer (the "Offer") under which HP would acquire the entire issued and to be issued share capital of Autonomy for £25.50 per share in cash, representing an enterprise value of approximately $11 billion. HP intends to fund the Offer from a combination of HP's cash resources and debt financing, and, pursuant to the cash confirmation process mandated by Section 2.5(a) of the UK City Code on Takeovers and Mergers, HP has agreed with its financial advisors for the Offer that it will hold a minimum of $4.25 billion in cash reserves available to fund the Offer for a specified period expected to extend until the completion of the acquisition. The acquisition of Autonomy is expected to be completed by the end of calendar year 2011.

        In connection with the Offer, in August 2011, HP entered into a new £5 billion ($8.2 billion) 364-day unsecured bridge term loan agreement (the "Bridge Facility"). The Bridge Facility may be used for cash consideration to fund the acquisition of Autonomy, including amounts used to refinance indebtedness to fund that acquisition. Borrowings under the Bridge Facility may be made in sterling or in dollars, at the option of HP. Interest on borrowings in sterling is payable at rates per annum equal to a periodic fixed rate equal to LIBOR plus the applicable margin and for borrowings in dollars at a fluctuating base rate equal to the lender's adjusted base rate plus the applicable margin, or a periodic fixed rate equal to LIBOR plus the applicable margin. HP is required to pay a commitment fee based on the unused portion of the commitments under the Bridge Facility. The applicable margin and the commitment fee are determined by reference to a pricing schedule based on the credit ratings applicable to HP's senior unsecured indebtedness. Additionally, HP is required to pay a duration fee with respect to borrowings outstanding on certain dates following the offer to acquire Autonomy being declared unconditional or deemed to be unconditional.

        The Bridge Facility contains customary representations and warranties, affirmative and negative and financial covenants. The covenants limit, among other things, HP and its subsidiaries from granting certain liens supporting indebtedness, entering into sale and leaseback transactions and selling or disposing of assets and HP and its significant subsidiaries from entering into fundamental change transactions. In addition, under the Bridge Facility, HP may not permit the ratio of its consolidated EBITDA to its consolidated interest expense for any four consecutive fiscal quarters prior to maturity to exceed 3.00 to 1.00.

        The Bridge Facility includes customary events of default, including events of default relating to non-payment of principal, interest or fees, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross payment-defaults, cross acceleration, bankruptcy and insolvency events, certain unsatisfied judgments and a change of control. If an event of default occurs under the Bridge Facility, the lenders will be able to terminate the commitments and accelerate the maturity of the loans under the Bridge Facility and exercise other rights and remedies.

        HP repurchases shares of its stock under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. Taking into account the cash resources needed to fund the Offer and the cash reserve requirements established as part of the cash confirmation process, HP may execute a low volume of opportunistic share repurchases relative to prior periods until the closing of the Autonomy acquisition. Thereafter, HP may increase its volume of opportunistic share repurchases above that level.

CONTRACTUAL AND OTHER OBLIGATIONS

Income Tax Obligations

        At July 31, 2011 we had approximately $1.9 billion of recorded liabilities and related interest and penalties pertaining to uncertainty in income tax positions, which will be partially offset by $117 million of deferred tax assets and interest receivable. These liabilities and related interest and penalties include $72 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. See Note 12 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference, for additional information on taxes.

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

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2011, we are not involved in any material unconsolidated SPEs.

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on both a non-recourse and partial recourse basis. The total aggregate capacity of the facilities was $1.5 billion as of July 31, 2011, including a $1 billion partial recourse facility entered into in May 2011. For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

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

        Companies with whom we have alliances in some areas may be competitors in other areas. For example, in the second quarter of fiscal 2011, an alliance partner that also markets a line of competing servers announced that it intends to cease software development for our Itanium-based servers, which has resulted in orders for our servers being canceled or delayed. If that decision is not reversed and another solution is not implemented, there would be reduced demand for our Itanium-based servers over the longer term. In addition, companies with whom we have alliances also may acquire or form alliances with our competitors, thereby reducing their business with us. Any inability to effectively manage these complicated relationships with alliance partners could have an adverse effect on our results of operations.

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

If we cannot successfully implement our strategic transformation, execute on our strategy and continue to develop, manufacture and market products, services and solutions that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

        In August 2011, we announced that we were embarking on a strategic transformation of our business. The initiatives that are part of that transformation include, among others, continuing to invest in software through the proposed acquisition of Autonomy, the exploration of strategic alternatives for our PC business, the assessment of options for how best to optimize the value of our WebOS software following the discontinuation of our WebOS hardware operations in the fourth quarter of fiscal 2011, addressing market and execution challenges and investing further in our services business. There is a risk that HP will be unable to successfully execute this transformation or that the transformation will not accomplish its intended objectives. If we are unsuccessful in executing on this transformation, our revenue, results of operations, financial condition and prospects may suffer.

        Our long-term strategy is focused on leveraging our portfolio of hardware, software and services as we adapt to a changing/hybrid model of IT delivery and consumption driven by the growing adoption of cloud computing and increased demand for solutions. To successfully execute on this strategy, we need to continue our transition from a historically hardware-centric business model to one that includes software and higher value services. In addition, we need to continue to evolve our organization to be more focused on delivering integrated IT solutions for our customers. Any failure to successfully execute this strategy could adversely affect our operating results.

        The process of developing new high technology products, services and solutions and enhancing existing products, services and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. For example, as we transition to an environment characterized by cloud-based computing and software being delivered as a service, we must continue to successfully develop and deploy cloud-based solutions for our customers. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. After we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so at all or within a given product's life cycle. Any delay in the development, production or marketing of a new product, service or solution could result in us not being among the first to market, which could further harm our competitive position.

        In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third- party components included in our products. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to determine appropriate solutions. However, we may have limited ability to control quality issues, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch"), we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. If new or existing customers have difficulty operating our products, our operating margins could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could adversely affect our operating results.

If we do not timely complete our announced evaluation of strategic alternatives for our PC business, or if we do not timely and successfully implement the strategic plan for our PC business developed as part of that evaluation process, the revenue, operations and margins of our PC business and the revenue and results of operations of our business as a whole could be harmed.

        In August 2011, we announced that our Board of Directors has authorized the evaluation of strategic alternatives for our PC business, with a preference for a potential separation of that business into a separate company through a spin-off or other transaction. During that evaluation period, our PC business may not perform as expected due to uncertainty or other factors. In addition, while we expect to complete that evaluation process by the end of calendar year 2011, and develop and execute a strategic plan within 12 to 18 months after the date of the original announcement, there could be unanticipated delays that could further impact our PC business. Once a strategic plan is developed, we may not be able to implement that plan as contemplated, if at all, in a timely manner. Any problems or delays in developing and implementing a strategic plan for our PC business could adversely affect the revenue, operations and margins of our PC business.

        Should our Board of Directors approve a separation of our PC business, we may incur significant expenses while executing the separation, and the separation may result in considerable dis-synergies. Completion of a separation also will likely be contingent upon obtaining certain regulatory approvals, a favorable ruling from the IRS and the satisfaction of various other conditions. For these and other reasons, the separation may not be timely completed, if at all. In addition, if a separation is completed, it may not achieve the intended results. Further, execution of a separation may require significant time and attention from our management, which could distract management from the operation of our businesses and the execution of our other strategic initiatives. Our employees may also be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the separation. Any such difficulties could harm our revenue and results of operations.

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

        We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers. In addition, our business may be disrupted if we are unable to obtain equipment, parts or components from our suppliers—and our suppliers from their suppliers—due to the insolvency of key suppliers or the inability of key suppliers to obtain credit.

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

        Our operations depend on our ability to anticipate our needs for components, products and services and our suppliers' ability to deliver sufficient quantities of quality components, products and services at reasonable prices in time for us to meet critical schedules. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are dispersed across the globe, and the long lead times that are required to manufacture, assemble and deliver certain components and products, problems could arise in planning production and managing inventory levels that could seriously harm us. In addition, our ongoing efforts to improve the efficiency of our supply chain could cause supply disruptions and be more expensive, time consuming and resource-intensive than expected. Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers, and risks related to our relationships with single source suppliers, as described below.

  •
  Shortages.  Occasionally we may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. In particular, our PC business relies heavily upon Outsourced Manufacturers ("OMs") to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. HP represents a substantial portion of the business of some of these OMs, and any changes to the nature or volume of business transacted by HP with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of these components may increase, and we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

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

        Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. In addition, all six of our principal worldwide IT data centers are located in the southern United States, making our operations more vulnerable to natural disasters or other business disruptions occurring in that geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Shanghai, Singapore and India. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products and in the southwestern United States to import products into the Americas region. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. However in the event of a major earthquake or other natural disaster, our revenue, profitability and financial condition could suffer.

        On March 11, 2011, an earthquake and tsunami struck Northeastern Japan. HP sells products and services in Japan, with revenue generated from sales in Japan historically accounting for between 3% and 4% of total HP revenue. In addition, HP obtains components used to manufacture certain of its products from suppliers with operations in Japan. Those components include LaserJet printer engines and toner, which are obtained from a partner with manufacturing facilities in Japan. As a result, we have experienced a short-term, adverse impact to our revenue and operating profit due to reduced demand in Japan, certain supply chain constraints in printing hardware and supplies, and higher supply chain costs across HP related to the increased use of air freight and to other costs relating to logistics.

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

        HP's stock price, like that of other technology companies, can be volatile. Some of the factors that could affect our stock price are:

  •
  speculation in the press or investment community about, or actual changes in, our business, strategic position, market share, organizational structure, operations, financial condition, financial reporting and results, effectiveness of cost-cutting efforts, value or liquidity of our investments, exposure to market volatility, prospects, business combination or investment transactions, or executive team;

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

        General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to HP's performance also may affect the price of HP stock. For these reasons, investors should not rely on recent trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. If instituted against HP, this type of litigation could result in substantial costs and the diversion of management time and resources.

Our revenue, cost of sales, and expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our businesses depend or if third parties assert that we violate their intellectual property rights.

        We rely upon patent, copyright, trademark and trade secret laws in the United States, similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain intellectual property rights in the technology and products we sell, provide or otherwise use in our operations. However, any of our direct or indirect intellectual property rights could be challenged, invalidated, infringed or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, either of which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use; this, too, could adversely affect our competitive position.

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

        Third parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. For example, individuals and groups frequently purchase intellectual property assets for the sole purpose of asserting claims of infringement and attempting to extract settlements from large companies such as HP. The number of these claims has increased significantly in recent periods and may continue to increase in the future. If we cannot or do not license the infringed technology at all or on reasonable terms, or substitute similar technology from another source, our operations could be adversely affected. Even if we believe that the claims are without merit, they can be time-consuming and costly to defend and may divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.

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

        Managing business combination and investment transactions requires varying levels of management resources, which may divert our attention from other business operations. These business combination and investment transactions also have resulted, and in the future may result, in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders. In addition, we may borrow to finance an acquisition, including borrowing a portion of the funds needed to complete the proposed acquisition of Autonomy. These borrowings and the amount and terms of any potential future acquisition related or other borrowings, as well as other factors, could affect our liquidity and financial condition. In addition, in August 2011, each of the three independent credit rating agencies that evaluate HP's credit risk lowered their outlook on HP's credit risk while maintaining their current ratings. Future borrowings, share repurchases or other factors could potentially result in downgrades to our credit ratings, and any future downgrades could adversely affect our ability to borrow and the cost of borrowing and result in more restrictive borrowing terms. In addition, HP's effective tax rate on an ongoing basis is uncertain, and business combination and investment transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a business combination and investment transaction and the risk that an announced business combination and investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1
(May 2011)	38,091	$37.44	38,091	$4,509,256
Month #2
(June 2011)	59,658	$35.71	59,658	$2,379,103
Month #3
(July 2011)	30,214	$35.88	30,214	$11,295,008

Total	127,963	$36.26	127,963

        HP repurchased shares in the third quarter of fiscal 2011 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the third quarter of fiscal 2011 were purchased in open market transactions.

        On July 21, 2011, HP's Board of Directors authorized an additional $10.0 billion for future share repurchases. As of July 31, 2011, HP had remaining authorization of $11.3 billion for future share repurchases.

Item 5.    Other Information.

        On September 8, 2011, Dominique Senequier notified the Board of Directors of HP that, due to her other professional commitments, she will not stand for re-election at HP's next annual meeting of stockholders. Ms. Senequier is expected to continue to serve as a director of HP until HP's next annual meeting of stockholders, which is scheduled to be held in March 2012. HP's Board of Directors expects to eliminate the vacancy effective at the time of Ms. Senequier's departure from the Board.

Item 6.    Exhibits.

        The Exhibit Index beginning on page 95 of this report sets forth a list of exhibits.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: September 9, 2011

 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Offer Agreement, dated August 18, 2011, among the Registrant, Hewlett-Packard Vision B.V. and Autonomy Corporation plc.	8-K	001-04423	2.1	August 19, 2011
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective June 13, 2011.	8-K	001-04423	3.1	June 16, 2011
4(a)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(h)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(i)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009
4(j)	Form of Registrant's Floating Rate Global Note due May 27, 2011, 2.25% Global Note due May 27, 2011 and 2.95% Global Note due August 15, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	May 28, 2009
4(k)
	Form of Registrant's Floating Rate Global Note due September 13, 2012, 1.250% Global Note due September 13, 2013, and 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	September 13, 2010
4(l)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010
4(m)
	Form of Registrant's Floating Rate Global Note due May 24, 2013, Floating Rate Global Note due May 30, 2014, 1.550% Global Note due May 30, 2014, 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	June 1, 2011
4(n)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
9	None.
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(s)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(t)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(u)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(v)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(w)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(x)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(y)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(z)
	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(a)(a)	June 8, 2007

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)(a)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(b)(b)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(c)(c)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(d)(d)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(e)(e)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(f)(f)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(g)(g)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(h)(h)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(i)(i)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
10(k)(k)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(l)(l)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(m)(m)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(n)(n)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(o)(o)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(p)(p)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(q)(q)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(r)(r)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(s)(s)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(t)(t)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(u)(u)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(v)(v)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(w)(w)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(x)(x)	December 18, 2008
10(x)(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(y)(y)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(z)(z)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(a)(a)(a)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(b)(b)(b)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(c)(c)(c)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(d)(d)(d)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(e)(e)(e)	Employment Agreement, dated September 29, 2010, between the Registrant and Léo Apotheker.*	8-K	001-04423	10.1	October 1, 2010
10(f)(f)(f)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(f)(f)(f)	December 15, 2010
10(g)(g)(g)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(g)(g)(g)	December 15, 2010
10(h)(h)(h)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(h)(h)(h)	December 15, 2010
10(i)(i)(i)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(j)(j)(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(k)(k)(k)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(l)(l)(l)	Letter Agreement, dated December 15, 2010, between the Registrant and Catherine A. Lesjak.*	10-K	001-04423	10(l)(l)(l)	December 15, 2010
10(m)(m)(m)	Letter Agreement, dated September 29, 2010, between the Registrant and Michael J. Holston.*	10-Q	001-04423	10(m)(m)(m)	June 8, 2011
10(n)(n)(n)	Agreement between the Registrant and Marcela Perez de Alonso.*	10-Q	001-04423	10(n)(n)(n)	June 8, 2011
10(o)(o)(o)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*‡
10(p)(p)(p)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*‡
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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