Form 10-K
period 2011-10-31
HEWLETT PACKARD CO
filed 2011-12-14
CIK 47217

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data.
All Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates was $85,752,487,000 based on the last sale price of common stock on April 30, 2011.

          The number of shares of HP common stock outstanding as of November 30, 2011 was 1,984,033,497 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2011 are incorporated by reference into Part III of this Report.	III

Hewlett-Packard Company

Form 10-K

For the Fiscal Year Ended October 31, 2011

Forward-Looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, benefit obligations, share repurchases, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration plans; any statements concerning the expected development, performance or market share relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic and geopolitical trends and events; the competitive pressures faced by HP's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers and partners; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; integration and other risks associated with business combination and investment transactions; the hiring and retention of key employees; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of restructuring and integration plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of this report, and that are otherwise described or updated from time to time in HP's Securities and Exchange Commission reports. HP assumes no obligation and does not intend to update these forward-looking statements.

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

  •
  imaging and printing-related products and services; and

  •
  enterprise information technology infrastructure, including enterprise storage and server technology, networking products and solutions, IT management software, information management solutions and security intelligence/risk management solutions.

        HP was incorporated in 1947 under the laws of the State of California as the successor to a partnership founded in 1939 by William R. Hewlett and David Packard. Effective in May 1998, we changed our state of incorporation from California to Delaware.

HP Products and Services; Segment Information

        Our operations are organized into seven business segments: the Personal Systems Group ("PSG"), Services, the Imaging and Printing Group ("IPG"), Enterprise Servers, Storage and Networking ("ESSN"), HP Software, HP Financial Services ("HPFS") and Corporate Investments. In each of the past three fiscal years, notebooks, desktops and printing supplies each accounted for more than 10% of our consolidated net revenue. In fiscal 2010 and 2011, infrastructure technology outsourcing services also accounted for more than 10% of our consolidated net revenue. Industry standard servers accounted for more than 10% of our consolidated net revenue in fiscal 2011.

        A summary of our net revenue, earnings from operations and assets for our segments and business units is found in Note 19 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Risk Factors" in Item 1A, which is incorporated herein by reference.

Personal Systems Group

        PSG provides commercial personal computers ("PCs"), consumer PCs, workstations, calculators and other related accessories, software and services for the commercial and consumer markets. We group commercial notebooks, commercial desktops and workstations into commercial clients and consumer notebooks and consumer desktops into consumer clients when describing our performance in these markets. Like the broader PC market, PSG continues to experience a shift toward mobile products such as notebooks. Both commercial and consumer PCs are based predominately on the Windows operating system and use Intel Corporation ("Intel") and Advanced Micro Devices ("AMD") processors.

        Commercial PCs.    Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP ProBook and the HP EliteBook lines of notebooks and the Compaq Pro, Compaq Elite, HP Pro and HP Elite lines of business desktops, as well as the All in One TouchSmart and Omni PCs, HP Mini-Note PCs, retail POS systems, HP Thin Clients and HP Slate Tablet PCs.

        Consumer PCs.    Consumer PCs include the HP and Compaq series of multi-media consumer notebooks, desktops and mini notebooks, including the TouchSmart line of touch-enabled all-in-one notebooks and desktops.

        Workstations.    Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics. PSG provides workstations that run on both Windows and Linux-based operating systems.

Services

        Services provides consulting, outsourcing and technology services across infrastructure, applications and business process domains. Services delivers to its clients by leveraging investments in consulting and support professionals, infrastructure technology, applications, standardized methodologies, and global supply and delivery. Our services businesses also create opportunities for us to sell additional hardware and software by offering solutions that encompass both products and services. Services is divided into four main business units: infrastructure technology outsourcing, technology services, applications services and business process outsourcing.

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

        Technology Services.    Technology Services provides support and consulting services, as well as warranty support across HP's product lines. HP specializes in keeping technology running with mission critical services, converged infrastructure services, networking services, data center transformation services and infrastructure services for storage, server and unified communication environments. HP's technology services offerings are available in the form of service contracts, pre-packaged offerings (HP Care Pack services) or on an individual basis.

        Application Services.    Applications Services helps clients revitalize and manage their applications assets through flexible, project-based, consulting services and longer-term outsourcing contracts. These full life cycle services encompass application development, testing, modernization, system integration, maintenance and management. Applications Services also provides industry-focused technology consulting and systems integration solutions and services that use cloud computing, hybrid delivery, enterprise mobility, information management and real-time analytics. Applications projects open doors to new infrastructure technology outsourcing and business process outsourcing opportunities and represent attractive cross-selling opportunities to current HP clients.

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

Imaging and Printing Group

        IPG provides consumer and commercial printer hardware, supplies, media and scanning devices. IPG is also focused on imaging solutions in the commercial markets. These solutions range from managed print services to capturing high-value pages in areas such as industrial applications, outdoor signage, and the graphic arts business.

        Inkjet and Web Solutions.    Inkjet and Web Solutions delivers HP's consumer and SMB inkjet solutions (hardware, supplies, media, web-connected hardware and services) and develops HP's retail publishing and web businesses. It includes single function and all-in-one inkjet printers targeted toward consumers and SMBs, as well as retail publishing solutions, Snapfish and ePrintCenter.

        LaserJet and Enterprise Solutions.    LaserJet and Enterprise Solutions delivers products, services and solutions to the medium-sized business and enterprise segments, including LaserJet printers and supplies, multi-function devices, scanners, web-connected hardware and services and enterprise software solutions, such as Exstream Software and Web Jetadmin.

        Managed Enterprise Solutions.    Managed Enterprise Solutions provides managed print services products and solutions delivered to enterprise customers partnering with third-party software providers to offer workflow solutions in the enterprise environment.

        Graphics Solutions.    Graphics Solutions provides large format printing (Designjet and Scitex), large format supplies, WebPress supplies, Indigo printing, specialty printing systems and inkjet high-speed production solutions. Graphic Solutions targets print service providers, architects, engineers, designers and industrial solution providers.

        Printer Supplies.    Our printer supplies offerings include LaserJet toner and inkjet printer cartridges, graphic solutions ink products and other printing-related media.

Enterprise Servers, Storage and Networking

        ESSN provides server, storage and networking products in a number of categories. Our Converged Infrastructure portfolio of servers, storage and networking combined with HP Software's Cloud Service Automation software suite creates HP's CloudSystem. This integrated solution enables enterprise and service provider clients to deliver infrastructure, platform and software as a service in a private, public or hybrid cloud environment. By providing a broad portfolio of server, storage and networking solutions, ESSN aims to optimize the combined product solutions required by different customers and provide solutions for a wide range of operating environments, spanning both the enterprise and the SMB markets.

        Industry Standard Servers.    Industry Standard Servers offers primarily entry-level and mid-range ProLiant servers, which run primarily Windows, Linux and Novell operating systems and leverage Intel and AMD processors. The business spans a range of product lines that include pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of server blades.

        Business Critical Systems.    Business Critical Systems delivers mission-critical Converged Infrastructure with a portfolio of HP Integrity servers based on the Intel Itanium processor that run the HP-UX and OpenVMS operating systems, as well as HP Integrity NonStop solutions. Our Integrity servers feature scalable blades built on a blade infrastructure with HP's unique Blade Link technology and the Superdome 2 server solution. Business Critical Systems also offers HP's scale-up x86 ProLiant servers for scalability of systems with more than four industry standard processors. In addition, HP continues to support the HP9000 servers and HP AlphaServers by offering customers the opportunity to upgrade these legacy systems to current HP Integrity systems.

        Storage.    Our storage offerings include storage platforms for high-end, mid-range and small business environments. Our flagship product is the HP 3PAR Utility Storage Platform, which is designed for virtualization, cloud and IT-as-a-service. The Storage business has a broad range of products including storage area networks, network attached storage, storage management software and virtualization technologies, StoreOnce data deduplication solutions, tape drives and tape libraries. These offerings enable customers to optimize their existing storage systems, build new virtualization solutions and plan their transition to cloud computing.

        Networking.    Our switch, router, wireless LAN and TippingPoint network security products deliver open, scalable, secure, agile and consistent solutions for the data center, campus and branch networks. Our networking solutions are based on HP's FlexNetwork architecture, which is designed to enable simplified server virtualization, unified communications and multi-media application delivery for the enterprise.

HP Software

        HP Software provides enterprise IT management software, information management solutions and security intelligence/risk management solutions. Solutions are delivered in the form of traditional software licenses or as software-as-a-service. Augmented by support and professional services, HP Software solutions allow large IT organizations to manage infrastructure, operations, application life cycles, application quality and security, IT services, business processes, and structured and unstructured data. In addition, these solutions help businesses proactively safeguard digital assets, comply with corporate and regulatory policies, and control internal and external security risks.

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

Corporate Investments

        Corporate Investments includes business intelligence solutions, HP Labs, webOS software and certain business incubation projects. Business intelligence solutions enable businesses to standardize on consistent data management schemes, connect and share data across the enterprise and apply analytics. This segment also derives revenue from licensing specific HP technology to third parties. In addition, revenue from the sale of webOS devices was reported as part of this segment prior to the wind down of the webOS device business in the fourth quarter of fiscal 2011, which negatively impacted segment net revenue, gross margin and loss from operations as a result of contra revenue associated with sales incentive programs and expenses related to supplier-related obligations and inventory write downs.

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

        HP's Enterprise Sales and Marketing organization ("Enterprise Sales") manages most of our enterprise and public sector customer relationships and also has primary responsibility for simplifying sales processes across our segments to improve speed and effectiveness of customer delivery. In this capacity, Enterprise Sales also works closely with HP's enterprise businesses (Services, ESSN and HP Software), which manage specialty resources focused on their specific products, including UNIX, servers, storage, networking, software and support offerings. Enterprise Sales manages our direct distribution activities for commercial products and go-to-market activities with systems integrators and ISVs. Enterprise Sales also is responsible for driving HP's horizontal and vertical solutions with both HP's enterprise services business and the partners listed above. In addition, Enterprise Sales drives HP's vertical sales and marketing approach in the communication, media and entertainment, financial services, manufacturing and distribution and public sector industries.

        PSG manages SMB customer relationships and commercial reseller channels relationships, due largely to the significant volume of commercial PCs that HP sells through these channels. PSG also leads the Volume Direct organization, which is charged with the processing of direct sales for volume products. In addition, PSG manages direct online sales through the Consumer Exchange and the Small Business Exchange.

        IPG manages HP's overall consumer-related sales and marketing relationships. IPG also manages consumer channel relationships with third-party retail locations for imaging and printing products, as well as other consumer products, including consumer PCs, which provides for a bundled sale opportunity between PCs and IPG products.

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

        We utilize two primary methods of fulfilling demand for products: building products to order and configuring products to order. We build products to order to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations. Configuring products to order permits configuration of units to the particular hardware and software customization requirements of customers. Our inventory management and distribution practices in both building products to order and configuring products to order seek to minimize inventory holding periods by taking delivery of the inventory and manufacturing immediately prior to the sale or distribution of products to our customers.

        We purchase materials, supplies and product subassemblies from a substantial number of vendors. For most of our products, we have existing alternate sources of supply, or such sources are readily available. However, we do rely on sole sources for laser printer engines, LaserJet supplies and parts for products with short life cycles (although some of these sources have operations in multiple locations in the event of a disruption). We are dependent upon Intel as a supplier of processors and Microsoft Corporation ("Microsoft") for various software products. However, we believe that disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors. For processors, we also have a relationship with AMD, and we have continued to see solid acceptance of AMD processors in the market.

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

        A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 19 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Approximately 65% of our overall net revenue in fiscal 2011 came from outside the United States. The substantial majority of our net revenue originating outside the United States was from customers other than foreign governments.

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

        Expenditures for research and development were $3.3 billion in fiscal 2011, $3.0 billion in fiscal 2010 and $2.8 billion in fiscal 2009. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position.

        For a discussion of risks attendant to our research and development activities, see "Risk Factors—If we cannot successfully execute on our strategy and continue to develop, manufacture and market products, services and solutions that meet customer requirements for innovation and quality, our revenue and gross margin may suffer," in Item 1A, which is incorporated herein by reference.

Patents

        Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position. At October 31, 2011, our worldwide patent portfolio included over 36,000 patents, which represents a slight decrease over the number of patents in our patent portfolio at the end of fiscal 2010 but an increase over the number of patents in our patent portfolio at the end of fiscal 2009.

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

Competition

        We encounter aggressive competition in all areas of our business activity. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support, and security.

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

        The competitive environments in which each segment operates are described below:

        Personal Systems Group.    The areas in which PSG operates are intensely competitive and are characterized by price competition and inventory depreciation. Our primary competitors for the branded personal computers are Dell, Acer Inc., ASUSTeK Computer Inc., Apple Inc., Lenovo Group Limited and Toshiba Corporation. In particular regions, we also experience competition from local companies and from generically-branded or "white box" manufacturers. Our competitive advantages include our broad product portfolio, our innovation and research and development capabilities, our brand and procurement leverage, our ability to cross-sell our portfolio of offerings, our extensive service and support offerings and the availability of our broad-based distribution of products from retail and commercial channels to direct sales.

        Services.    Our service businesses, including HP Enterprise Services and Technology Services, compete in IT support services, consulting and integration, infrastructure technology outsourcing, business process outsourcing and application services. The IT support services and consulting and integration markets have been under significant pressure as our customers have reduced their IT budgets. However, this trend has benefited the outsourcing services business as customers drive toward lower IT management costs to enable more strategic investments. Our competitors include IBM Global Services, Computer Sciences Corporation, systems integration firms such as Accenture Ltd. and offshore companies such as Fujitsu Limited and India-based competitors Wipro Limited, Infosys Technologies Limited and Tata Consultancy Services Ltd. We also compete with other traditional hardware providers, such as Dell, which are increasingly offering services to support their products. Many of our competitors are able to offer a wide range of global services, and some of our competitors enjoy significant brand recognition. Our service businesses team with many companies to offer services, and those arrangements allow us to extend our reach and augment our capabilities. Our competitive advantages are evident in our deep technology expertise, which includes multi-vendor environments, virtualization and automation, our strong track record of collaboration with clients and partners, and the combination of our expertise in infrastructure management with skilled global resources in SAP, AG, Oracle Corporation and Microsoft platforms, among others.

        Imaging and Printing Group.    The markets for printer hardware and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features across IPG's consumer, small- to medium-sized business, graphics and enterprise customer segments. Key competitors include Canon U.S.A., Inc., Lexmark International, Inc., Xerox Corporation, Seiko Epson Corporation, Samsung Electronics Co., Ltd. and Brother Industries, Ltd. In addition, independent suppliers offer refill and remanufactured alternatives for HP original inkjet and toner supplies which, although generally offering lower print quality and reliability, are typically offered at lower prices and put pressure on our supplies sales and margins. Other companies also have developed and marketed new compatible cartridges for HP's laser and inkjet products, particularly outside of the United States where intellectual property protection is inadequate or ineffective. In recent years, we and our competitors have regularly lowered prices on printer hardware to reach new customers and in response to the competitive environment. Important opportunities for future growth include accelerating high-usage unit share, pursuing long-term high-value recurring businesses, capitalizing on the analog to digital transition in graphics, web and mobile content solutions, and continuing to develop cloud-based, document-centric commercial solutions and services.

        Enterprise Servers, Storage and Networking.    The areas in which ESSN operates are intensely competitive and are characterized by rapid and ongoing technological innovation and price competition.

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

        HP Software.    The areas in which HP Software operates are fueled by rapidly changing customer requirements and technologies. We market enterprise IT management software in competition with IBM, CA, Inc., BMC Software, Inc. and others. Our information management solutions compete with products from companies like IBM, EMC, and Symantec Corporation. We also deliver enterprise security/risk intelligence solutions that compete with products from Symantec, IBM, Cisco, and McAfee. As new delivery mechanisms such as software-as-a-service come on the scene, we are also confronting less traditional competitors. Our differentiation lies in the breadth and depth of our software and services portfolio and the scope of our market coverage.

        HP Financial Services.    In our financing business, our competitors are captive financing companies, mainly IBM Global Financing, as well as banks and financial institutions. We believe our competitive advantage in this business over banks and financial institutions is our ability to finance products, services and total solutions.

        For a discussion of risks attendant to these competitive factors, see "Risk Factors—Competitive pressures could harm our revenue, gross margin and prospects," in Item 1A, which is incorporated herein by reference.

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

        Our operations and ultimately our products are expected to become increasingly subject to federal, state, local and foreign laws and regulations and international treaties relating to climate change. As these laws, regulations and treaties and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines. However, we believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that HP technology can be used to address climate change and to facilitate compliance with these related laws, regulations and treaties.

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

Executive Officers:

R. Todd Bradley; age 53; Executive Vice President, Personal Systems Group

        Mr. Bradley has served as Executive Vice President of HP's Personal Systems Group since June 2005.

David A. Donatelli; age 46; Executive Vice President and General Manager, Enterprise Servers, Storage, Networking and Technology Services

        Mr. Donatelli has served as Executive Vice President and General Manager of HP's Enterprise Servers, Storage and Networking segment since May 2009 and of HP's Technology Services business unit since June 2011. Previously, Mr. Donatelli served as President of the storage division of EMC Corporation, an information technology company, from September 2007 to April 2009. Prior to that, Mr. Donatelli served as Executive Vice President of Storage Product Operations at EMC from 2006 to September 2007.

John M. Hinshaw; age 41; Executive Vice President, Global Technology and Business Processes

        Mr. Hinshaw has served as Executive Vice President, Global Technology and Business Processes since November 2011. Previously, Mr. Hinshaw served as Vice President and General Manager of Information Solutions at The Boeing Company, an aerospace company, from January 2011 to October 2011 and as Global Chief Information Officer for Boeing from June 2007 to December 2010. Prior to that, Mr. Hinshaw spent 14 years at Verizon Wireless, a telecommunications company, serving most recently as Senior Vice President and Chief Information Officer from 2005 to June 2007.

Michael J. Holston; age 49; Executive Vice President, General Counsel and Secretary

        Mr. Holston has served as Executive Vice President and General Counsel since February 2007 and as Secretary since March 2007. Prior to that, he was a partner in the litigation practice at Morgan, Lewis & Bockius LLP, where, among other clients, he supported HP as external counsel on a variety of litigation and regulatory matters for more than ten years.

Martin J. Homlish; age 59; Executive Vice President and Chief Marketing Officer

        Mr. Homlish has served as Executive Vice President and Chief Marketing Officer since May 2011. Previously, he served as Executive Vice President and Chief Marketing Officer at SAP AG, a software company, from 2000 until April 2011.

Vyomesh I. Joshi; age 57; Executive Vice President, Imaging and Printing Group

        Mr. Joshi has served as Executive Vice President of HP's Imaging and Printing Group since 2002. Mr. Joshi also is a director of Yahoo! Inc.

Tracy S. Keogh; age 50; Executive Vice President, Human Resources

        Ms. Keogh has served as Executive Vice President, Human Resources since April 2011. Previously, Ms. Keogh served as Senior Vice President of Human Resources at Hewitt Associates, a provider of human resources consulting services, from May 2007 until March 2011. Ms. Keogh served as the Chief Human Resources Officer for Bloomberg LP, a financial information provider, during 2006.

Catherine A. Lesjak; age 52; Executive Vice President and Chief Financial Officer

        Ms. Lesjak has served as Executive Vice President and Chief Financial Officer since January 2007. Ms. Lesjak served as HP's interim Chief Executive Officer from August 2010 until November 2010. Previously, she served as Senior Vice President from 2003 until December 2006 and as Treasurer from 2003 until March 2007.

Michael R. Lynch; age 46; Executive Vice President, Information Management

        Mr. Lynch has served as Executive Vice President, Information Management since November 2011. Since 1996, Mr. Lynch has served as Chief Executive Officer of Autonomy Corporation plc, an information management company that HP acquired in 2011.

John N. McMullen; age 53; Senior Vice President and Treasurer

        Mr. McMullen has served as Senior Vice President and Treasurer since March 2007. Previously, he served as Vice President of Finance for HP's Imaging and Printing Group from May 2002 until 2007.

James T. Murrin; age 51; Senior Vice President, Controller and Principal Accounting Officer

        Mr. Murrin has served as Senior Vice President, Controller and Principal Accounting Officer since March 2007. Previously, he served as Vice President of Finance for the former Technology Solutions Group since 2004.

William L. Veghte; age 44; Executive Vice President, HP Software

        Mr. Veghte has served as Executive Vice President of HP Software since May 2010. Previously, Mr. Veghte served as Senior Vice President of the Windows business group at Microsoft Corporation, a software company, from February 2008 until January 2010 after having served in various other positions at Microsoft since joining the company in 1990, including Vice President, North America from August 2004 to February 2008.

Giovanni G. Visentin; age 49; Executive Vice President and General Manager, Enterprise Services

        Mr. Visentin has served as Executive Vice President and General Manager of HP's enterprise services business since August 2011. Previously, Mr. Visentin served as Senior Vice President and General Manager of the Americas Region of HP's enterprise services business from January 2011 to August 2011. Before joining HP, Mr. Visentin served as General Manager of Integrated Technology

Services for North America for IBM, a global technology firm, from August 2007 to January 2011 after having served in various other positions at IBM since joining the company in 1985.

Margaret C. Whitman; age 55; President and Chief Executive Officer

        Ms. Whitman has served as HP's President and Chief Executive Officer since September 2011. She has also served as a member of the Board of Directors of HP since January 2011. From March 2011 to September 2011, Ms. Whitman served as a part-time strategic advisor to Kleiner, Perkins, Caulfield & Byers, a private equity firm. Previously, Ms. Whitman served as President and Chief Executive Officer of eBay Inc., an online marketplace and payments company, from 1998 to March 2008. Prior to joining eBay, Ms. Whitman held executive-level positions at Hasbro Inc., a toy company, FTD, Inc., a floral products company, The Stride Rite Corporation, a footwear company, The Walt Disney Company, an entertainment company, and Bain & Company, a consulting company. Ms. Whitman also serves as a director of The Procter & Gamble Company and Zipcar, Inc.

Jan Zadak; age 47; Executive Vice President, Global Sales and Enterprise Marketing

        Mr. Zadak has served as Executive Vice President of Global Sales and Enterprise Marketing since April 2011. Previously, Mr. Zadak served as Senior Vice President and Managing Director of HP Europe, the Middle East and Africa from April 2010 to April 2011. Prior to that, Mr. Zadak held various other positions with HP since joining the company in 2002, including Senior Vice President of Sales for the former HP Enterprise Business in EMEA from June 2007 to April 2010 and Vice President and Managing Director of Central and Eastern Europe for the former HP Enterprise Business from August 2005 to April 2007.

Employees

        We had approximately 349,600 employees worldwide as of October 31, 2011.

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

        Companies with whom we have alliances in some areas may be competitors in other areas. For example, in the second quarter of fiscal 2011, an alliance partner that also markets a line of competing servers announced that it intends to cease software development for our Itanium-based servers, which has resulted in orders for our servers being canceled or delayed. If that decision is not reversed or if another solution is not successfully implemented, there would be reduced demand for our Itanium-based servers over the longer term. In addition, companies with whom we have alliances also may acquire or form alliances with our competitors, thereby reducing their business with us. Any inability to effectively manage these complicated relationships with alliance partners could have an adverse effect on our results of operations.

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

If we cannot successfully execute on our strategy and continue to develop, manufacture and market products, services and solutions that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

        Our long-term strategy is focused on leveraging our portfolio of hardware, software and services as we adapt to a changing/hybrid model of IT delivery and consumption driven by the growing adoption of cloud computing and increased demand for solutions. To successfully execute on this strategy, we need to continue to evolve our historically hardware-centric business model towards a model that includes more software and higher value services offerings. In addition, we need to continue to further evolve the focus of our organization towards the delivery of integrated IT solutions for our customers. Any failure to successfully execute this strategy could adversely affect our operating results.

        The process of developing new high technology products, services and solutions and enhancing existing products, services and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. For example, as we transition to an environment characterized by cloud-based computing and software being delivered as a service, we must continue to successfully develop and deploy cloud-based solutions for our customers. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. After we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so within a given product's life cycle or at all. Any delay in the development, production or marketing of a new product, service or solution could result in us not being among the first to market, which could further harm our competitive position.

        In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes and unsatisfactory performance under service contracts, as well as defects in third- party components included in our products and unsatisfactory performance by third-party contractors. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to determine appropriate solutions. However, the products and services that we offer are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errata, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch") to address quality issues with our products, we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. If new or existing customers have difficulty operating our products or are dissatisfied with our services, our operating margins could be adversely affected, and we could face possible claims if we fail to meet our customers'

expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could adversely affect our operating results.

Economic weakness and uncertainty could adversely affect our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on worldwide economic conditions and the demand for technology hardware, software and services in the markets in which we compete. Economic weakness and uncertainty, including the ongoing macroeconomic challenges in the United States and the debt crisis in certain countries in the European Union, have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and difficulty managing inventory levels. In addition, sustained uncertainty about current global economic conditions may adversely affect demand for our products and services. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenue, gross margin and expenses.

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

        Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Poor financial performance of asset markets could lead to increased pension and post-retirement benefit expenses. Other income and expense could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, hedging expenses and the fair value of derivative instruments. Economic downturns also may lead to restructuring actions and associated expenses.

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

  •
  Shortages.  Occasionally we may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. For example, as discussed under "Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses" below, we obtain disk drive components from suppliers with operations in Thailand that have been severely impacted by the recent floods in that region, which has caused a short-term reduction in the supply of those components. In addition, our PC business relies heavily upon OMs to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. HP represents a substantial portion of the business of some of these OMs, and any changes to the nature or volume of business transacted by HP with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of these components may increase, and we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

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

  •
  Single source suppliers.  Our use of single source suppliers for certain components could exacerbate our supplier issues. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. For example, we rely on Intel to provide us with a sufficient supply of processors for many of our PCs, workstations and servers, and some of those processors are customized for our products. New products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. Replacing a single source supplier could delay production of some products as replacement suppliers initially may be subject to capacity constraints or other output limitations. For some components, such as customized components and some of the processors that we obtain from Intel, alternative sources may not exist or those alternative sources may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity or price of components to HP. The loss of a single source supplier, the deterioration of our relationship with a single source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single source supplier could adversely affect our revenue and gross margins.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or manmade disasters or catastrophic events, for which we are predominantly self-insured. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. In addition, all six of our principal worldwide IT data centers are located in the southern United States, making our operations more vulnerable to natural disasters or other business disruptions occurring in that geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Shanghai, Singapore and India. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products and in the southwestern United States to import products into the Americas region. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. However in the event of a major earthquake or other natural disaster or catastrophic event, our revenue, profitability and financial condition could suffer.

        In late July 2011, Thailand began experiencing severe flooding that has caused widespread damage to the local manufacturing industry. HP obtains disk drive components used in its PCs, servers and storage devices from suppliers with operations in Thailand that were and continue to be severely impacted by the flooding. We have experienced and expect to continue to experience a short-term reduction in the supply of these disk drive components. If we are unable to support our ongoing demand for disk drive components, the revenue, gross margins and results of operations of our PC, server and storage businesses may be adversely affected.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

        Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

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

        Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected in the past, and in the future could adversely affect, our financial results, stock price and reputation.

The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.

        Our revenue, gross margin and profit vary among our products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Our revenue depends on the overall demand for our products and services. Delays or reductions in IT spending could materially adversely affect demand for our products and services, which could result in a significant decline in revenues. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer and geographic mix reflected in that period's net revenue. Competition, lawsuits, investigations and other risks affecting those businesses therefore may have a significant impact on our overall gross margin and profitability. Certain segments have a higher fixed cost structure and more variation in gross margins across their business units and product portfolios than others and may therefore experience significant operating profit volatility on a quarterly basis. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations.

HP's stock price has historically fluctuated and may continue to fluctuate, which may make future prices of HP's stock difficult to predict.

        HP's stock price, like that of other technology companies, can be volatile. Some of the factors that could affect our stock price are:

  •
  speculation in the media or investment community about, or actual changes in, our business, strategic position, market share, organizational structure, operations, financial condition, financial reporting and results, effectiveness of cost-cutting efforts, value or liquidity of our investments, exposure to market volatility, prospects, business combination or investment transactions, stock price performance or executive team;

  •
  the announcement of new or planned products, services, technological innovations, acquisitions, divestitures or other significant transactions by HP or its competitors;

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

        General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to HP's performance also may affect the price of HP stock. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. If instituted against HP, this type of litigation could result in substantial costs and the diversion of management time and resources.

Our revenue, cost of sales, and expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our businesses depend or if third parties assert that we violate their intellectual property rights.

        We rely upon patent, copyright, trademark and trade secret laws in the United States, similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain intellectual property rights in the products and services we sell, provide or otherwise use in our operations. However, any of our intellectual property rights could be challenged, invalidated, infringed or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, either of which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use; this, too, could adversely affect our competitive position.

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

        Third parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. For example, individuals and groups frequently purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from companies such as HP and their customers. The number of these claims has increased significantly in recent periods and may continue to increase in the future. If we cannot or do not license infringed intellectual property at all or on reasonable terms, or if we are required to substitute similar technology from another source, our operations could be adversely affected. Even if we believe that intellectual property claims are without merit, they can be time-consuming and costly to defend and may divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.

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

  •
  longer collection cycles and financial instability among customers;

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

        As approximately 65% of our sales are from countries outside of the United States, other currencies, including the euro, the British pound, Chinese yuan renminbi and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). In particular, the uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and the related European financial restructuring efforts may cause the value of the euro to fluctuate. Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, HP sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro, could adversely affect our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. The effectiveness of our hedges depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. As a result, we could incur significant losses from our hedging activities if our forecasts are incorrect. In addition, our hedging activities may be ineffective or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

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

        Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. In addition, we have in the past been, and may in the future be, subject to qui tam litigation brought by private individuals on behalf of the government relating to our government contracts, which could include claims for up to treble damages. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts. If our customer contracts are terminated, if we are suspended or disbarred from government work, or if our ability to compete for new contracts is adversely affected, we could suffer a reduction in expected revenue.

Failure to maintain our credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets.

        Our credit risk is evaluated by three independent rating agencies. Two of those rating agencies, Standard & Poor's Ratings Services and Fitch Ratings Services, downgraded our ratings on November 30 and December 2, 2011, respectively. Our credit ratings remain under negative outlook by Fitch Ratings Services and have been under review for possible downgrade by Moody's Investors Service since October 28, 2011. These downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper, and may require the posting of additional collateral under some of our derivative contracts. There can be no assurance that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may further impact us in a similar manner and may have a negative impact on our liquidity, capital position and access to capital markets.

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

        We have an operating framework that includes a disciplined focus on operational efficiency. As part of this framework, we have adopted several initiatives, including our ongoing initiative to transform our supply chain and leverage our corporate infrastructure and a more recent initiative to implement better tools, standardize key processes, integrate critical IT systems, minimize redundant or legacy systems and take other actions to improve our productivity, sales, forecasting and business decisions. We also implemented a multi-year restructuring plan in the third quarter of fiscal 2010 relating to our enterprise services business.

        Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. In addition, we are vulnerable to increased risks associated with implementing changes to our tools, processes and systems given our large portfolio of businesses, the broad range of geographic regions in which we and our customers and partners operate, and the number of acquisitions that HP has completed in recent years. There are also significant risks associated with our enterprise services workforce restructuring plan, including potential delays in the implementation of that plan in highly regulated locations outside of the United States, particularly in Europe and Asia, decreases in employee morale, and the failure to meet operational targets due to the loss of employees. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes to our tools, processes and systems, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

In order to be successful, we must attract, retain, train, motivate, develop and transition key employees, and failure to do so could seriously harm us.

        In order to be successful, we must attract, retain, train, motivate, develop and transition qualified executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. Identifying, developing internally or hiring externally, training and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and share-based compensation. Our share-based incentive awards include stock options, restricted stock units and performance-based restricted units, some of which contain conditions relating to HP's stock price performance and HP's long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such share-based incentive awards does not materialize, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain, and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.

Terrorist acts, conflicts, wars and geopolitical uncertainties may seriously harm our business and revenue, costs and expenses and financial condition and stock price.

        Terrorist acts, conflicts or wars (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers or customers or adversely affect our ability to manage logistics, operate our transportation and communication systems or conduct certain other critical business operations. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, including the military operations now being wound down in Iraq and the ongoing military operations in Afghanistan have created many economic and political uncertainties. In addition, as a major multinational company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars.

Any failure by us to identify, manage, complete and integrate acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects, and the costs, expenses and other financial and operational effects associated with managing, completing and integrating acquisitions may result in financial results that are different than expected.

        As part of our business strategy, we frequently acquire complementary companies or businesses, divest non-core businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete business combination and investment transactions, some of which may be large or complex, and manage post-closing issues such as the integration of acquired businesses, products or employees. We may not fully realize all of the anticipated benefits of any business combination and investment transaction, and the timeframe for achieving benefits of a business combination and investment transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for business combination and investment transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to meet contractual obligations could make these transactions less profitable or unprofitable. Moreover, if we fail to identify and successfully complete business combination and investment transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which could adversely affect our revenue, gross margin and profitability.

        Integration issues are often complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

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

        Managing business combination and investment transactions requires varying levels of management resources, which may divert our attention from other business operations. These business combination and investment transactions also have resulted, and in the future may result, in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders. We may also borrow to finance acquisitions, and the amount and terms of any potential future acquisition related or other borrowings, as well as other factors, could affect our liquidity and financial condition. In addition, HP's effective tax rate on an ongoing basis is uncertain, and business combination and investment transactions could adversely impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a business combination and investment transaction and the risk that an announced business combination and investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

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

ITEM 1B. Unresolved Staff Comments.

        Not applicable.

ITEM 2. Properties.

        As of October 31, 2011, we owned or leased a total of approximately 70 million square feet of space worldwide. We owned 47% of this space and leased the remaining 53%. Included in these amounts are 12 million square feet of vacated space, of which 2 million square feet is leased to non-HP interests. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

        As of October 31, 2011, HP core data centers, manufacturing plants, research and development facilities, and warehouse operations occupied 27 million square feet. We own 53% of our data center, manufacturing, research and development, and warehouse space and lease the remaining 47%. The remainder of our space is used for administrative and support activities and occupies 31 million square feet. We own 39% of our administrative and support space and lease the remaining 61%. As of

October 31, 2011, we have largely completed our plan to reduce our real estate costs and increase our productive utilization by consolidating into several hundred HP core real estate locations worldwide.

        As mentioned above in Item 1. Business, we have seven business segments: PSG, Services, IPG, ESSN, HP Software, HPFS and Corporate Investments. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

Principal Executive Offices

        Our principal executive offices, including our global headquarters, are located at 3000 Hanover Street, Palo Alto, California, United States of America.

Headquarters of Geographic Operations

        The locations of our headquarters of geographic operations at October 31, 2011 were as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Houston, United States Miami, United States Mississauga, Canada	Geneva, Switzerland	Singapore Tokyo, Japan

Product Development and Manufacturing

        The locations of our major product development, manufacturing, and HP Labs at October 31, 2011 were as follows:

Americas	Europe, Middle East, Africa	Hewlett-Packard Laboratories

Cupertino, Roseville, San Diego, and Woodland, California

Houston, Texas

Corvallis, Oregon

Aguadilla, Puerto Rico

Indianapolis, Indiana

Andover, Massachusetts

Boise, Idaho

LaVergne, Tennessee

Vancouver, Washington

Ft Collins, Colorado

Sandston, Virginia	Leixlip, Ireland

Kiryat-Gat, Nes Ziona, and Netanya, Israel

Erskine, United Kingdom

Sant Cugat del Valles, Spain

 Asia Pacific

Singapore

ChongQing and Shanghai, China

Udham Singh Nagar, India

	Tokyo, Japan	Bangalore, India Beijing, China Bristol, United Kingdom Fusionopolis, Singapore Haifa, Israel Palo Alto, United States St. Petersburg, Russia

ITEM 3. Legal Proceedings.

        Information with respect to this item may be found in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Information regarding the market prices of HP common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 and on the cover page of this Annual Report on Form 10-K, respectively, which are incorporated herein by reference. We have declared and paid cash dividends each fiscal year since 1965. In fiscal 2011, we declared dividends of $0.16 per share and $0.24 per share in the first and third quarters, respectively, and paid dividends of $0.08 per share in each of the first and second quarters and $0.12 per share in each of the third and fourth quarters. In fiscal 2010, we declared dividends of $0.16 per share in the first and third quarters and paid dividends of $0.08 per share in each quarter. As of November 30, 2011, there were approximately 111,200 stockholders of record. Additional information concerning dividends may be found in "Selected Financial Data" in Item 6 and in Item 8, which are incorporated herein by reference.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities in fiscal 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (August 2011)	10,074	$31.51	10,074	$10,977,582
Month #2 (September 2011)	7,088	$25.76	7,088	$10,795,008
Month #3 (October 2011)	—	—	—	$10,795,008

Total	17,162	$29.13	17,162

        HP repurchased shares in the fourth quarter of fiscal 2011 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the fourth quarter of fiscal 2011 were purchased in open market transactions.

        As of October 31, 2011, HP had remaining authorization of $10.8 billion for future share repurchases, including $0.8 billion remaining under the $10.0 billion repurchase authorization approved by HP's Board of Directors on August 29, 2010 and $10.0 billion under the additional repurchase authorization approved on July 21, 2011.

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

	10/06	10/07	10/08	10/09	10/10	10/11
Hewlett-Packard Company	100.00	134.39	100.21	125.40	111.85	71.69
S&P 500	100.00	114.56	73.21	80.38	93.66	101.24
S&P Information Technology	100.00	126.90	74.61	98.11	116.00	126.18

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31
	2011	2010	2009	2008	2007
	In millions, except per share amounts
Net revenue	$127,245	$126,033	$114,552	$118,364	$104,286
Earnings from operations(1)	$9,677	$11,479	$10,136	$10,473	$8,719
Net earnings	$7,074	$8,761	$7,660	$8,329	$7,264
Net earnings per share
Basic	$3.38	$3.78	$3.21	$3.35	$2.76
Diluted	$3.32	$3.69	$3.14	$3.25	$2.68
Cash dividends declared per share	$0.40	$0.32	$0.32	$0.32	$0.32
At year-end:
Total assets	$129,517	$124,503	$114,799	$113,331	$88,699
Long-term debt	$22,551	$15,258	$13,980	$7,676	$4,997

(1)
Earnings from operations include the following items, which may materially affect the comparability of the earnings data presented:

	2011	2010	2009	2008	2007
	In millions
Amortization of purchased intangible assets	$1,607	$1,484	$1,578	$1,012	$973
Impairment of goodwill and purchased intangible assets	885	—	—	—	—
webOS device business wind down	755	—	—	—	—
Restructuring charges	645	1,144	640	270	387
Pension curtailments and pension settlements, net	—	—	—	—	(517)
Acquisition-related charges	182	293	242	41	—

Total charges before taxes	$4,074	$2,921	$2,460	$1,323	$843

Total charges, net of taxes	$3,130	$2,105	$1,733	$973	$690

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

  •
  imaging and printing-related products and services; and

  •
  enterprise information technology infrastructure, including enterprise storage and server technology, networking products and solutions, IT management software, information management solutions and security intelligence/risk management solutions.

        We have seven business segments for financial reporting purposes: the Personal Systems Group ("PSG"), Services, the Imaging and Printing Group ("IPG"), Enterprise Servers, Storage and Networking ("ESSN"), HP Software, HP Financial Services ("HPFS") and Corporate Investments.

        Our strategy and operations are currently focused on the following initiatives:

  Strategic Focus

        The core of our business is our hardware products, which include our PC, server, storage, networking, and imaging and printing products. Our software business provides enterprise IT management software, information management solutions and security intelligence/risk management solutions delivered in the form of traditional software licenses or as software-as-a-service that allow us to differentiate our hardware products and deploy them in a manner that helps our customers solve problems and meets our customers' needs to manage their infrastructure, operations, application life cycles, application quality and security, business processes, and structured and unstructured data. Our Converged Infrastructure portfolio of servers, storage and networking combined with our Cloud Service Automation software suite enables enterprise and service provider clients to deliver infrastructure, platform and software-as-a-service in a private, public or hybrid cloud environment. Layered on top of our hardware and software businesses is our services business, which provides opportunities to drive usage of HP products and solutions, enables us to implement and manage all the technologies upon which our customers rely, and gives us a platform to be more solution-oriented and a better strategic partner with our customers.

  Leveraging our Portfolio and Scale

        We offer one of the IT industry's broadest portfolios of products and services, and we leverage that portfolio to our strategic advantage. For example, we are able to provide servers, storage and networking products packaged with services that can be delivered to customers in the manner of their

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

choosing, be it in-house, outsourced as a service via the Internet or via a hybrid environment. Our portfolio of management software completes the package by allowing our customers to manage their IT operations in an efficient and cost-effective manner. In addition, we are working to optimize our supply chain by eliminating complexity, reducing fixed costs, and leveraging our scale to ensure the availability of components at favorable prices even during shortages. We are also expanding our use of industry standard components in our enterprise products to further leverage our scale.

  Investing in our Business

        We are investing in our business to strengthen our position in our core markets and accelerate growth in adjacent markets in anticipation of market trends, such as cloud computing, unstructured data, data center consolidation and automation, digitization, analytics and IT security. We are also creating innovative new products and developing new channels to connect with our customers. In addition, we have been making focused investments to strengthen our portfolio of products and services that we can offer to our customers, both through organic investments as well as through acquisitions. These investments will allow us to expand in higher margin and higher growth industry segments and further strengthen our portfolio of hardware, software and services.

  Driving Operational Effectiveness

        We are continuing to work to optimize operational effectiveness across the company. Operational effectiveness remains critical to the success of HP, and we are implementing efficiency, productivity and quality initiatives throughout the company. For example, we are continuing to execute our ongoing initiatives to transform our supply chain and leverage our corporate infrastructure. We have also adopted an initiative to implement better tools, standardize key processes, integrate critical IT systems, minimize redundant or legacy systems and take other actions to improve our productivity, sales, forecasting and business decisions. In addition, we are continuing to implement the multi-year restructuring plan announced in June 2010 relating to our enterprise services business. See Note 8 to the Consolidated Financial Statements in Item 8 for further discussion of this restructuring plan and the associated restructuring charges.

        The following provides an overview of our key fiscal 2011 financial metrics:

	HP(1) Consolidated	PSG	Services	IPG	ESSN	HP Software	HPFS
	In millions, except per share amounts
Net revenue	$127,245	$39,574	$35,954	$25,783	$22,241	$3,217	$3,596
Year-over-year net revenue % increase (decrease)	1.0%	(2.9)%	1.2%	0.1%	9.3%	17.9%	18.0%
Earnings from operations	$9,677	$2,350	$5,149	$3,973	$3,026	$698	$348
Earnings from operations as a % of net revenue	7.6%	5.9%	14.3%	15.4%	13.6%	21.7%	9.7%
Net earnings	$7,074
Net earnings per share
Basic	$3.38
Diluted	$3.32

(1)
Includes Corporate Investments and eliminations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Cash and cash equivalents at October 31, 2011 totaled $8.0 billion, a decrease of $2.9 billion from the October 31, 2010 balance of $10.9 billion. The decrease for fiscal 2011 was due primarily to $10.5 billion of net cash paid for business acquisitions, $10.1 billion of cash used to repurchase common stock and $3.5 billion net investment in property, plant and equipment, the effect of which was partially offset by $12.6 billion of cash provided from operations and $8.3 billion from the net issuance of debt.

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

        The summary of significant accounting policies is included in Note 1 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

        We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

revenue for each element. We recognize revenue for delivered elements as separate units of accounting only when the delivered elements have standalone value, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refund or return rights for the delivered elements. For elements with no standalone value, we recognize revenue consistent with the pattern of the associated deliverables. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition but will not change the total revenue recognized on the contract.

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

        We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including price protection, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate, based on historical experience and the specific terms and conditions of the incentive, the number of customers who will actually redeem the incentive.

        Under our revenue recognition policies, we establish the selling prices used for each deliverable based on the vendor-specific objective evidence ("VSOE"), if available, third-party evidence, if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. Third-party evidence of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The best estimate of selling price ("ESP") is established considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology life cycles. When determining ESP, we apply management judgment to establish margin objectives and pricing strategies and to evaluate market conditions and product life cycles. We may modify or develop new go-to-market practices in the future. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which may result in changes in selling prices, impacting both VSOE and ESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal year, which may change the pattern and timing of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

Warranty Provision

        We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation upon warranty terms, ongoing product failure rates, repair costs, product call rates, average cost per call, and current period product shipments. If actual product failure rates, repair rates or any other post sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally range from 90 days to three years for parts and labor, depending upon the product. Over the last three fiscal years, the annual warranty provision has averaged approximately 3.3% of annual net product revenue, while actual annual warranty costs have experienced favorable trends and averaged approximately 3.2% of annual net product revenue.

Business Combinations

        We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

        Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer contracts, customer lists, distribution agreements, and acquired developed technologies and patents; expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

        Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 6 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Valuation of Goodwill and Purchased Intangible Assets

        We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The provisions of the accounting standard for goodwill and other intangibles require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

reporting unit to its carrying value. In general, our reporting units are consistent with the reportable segments identified in Note 19 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. However, for the webOS business within Corporate Investments, the reporting unit is one step below the segment level. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We also compare the fair value of purchased intangible assets with indefinite lives to their carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

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

        Our annual goodwill impairment analysis, which we performed during the fourth quarter of fiscal 2011, resulted in an impairment charge for the webOS business as discussed in Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. There was no impairment for HP's remaining reporting units. The excess of fair value over carrying value for each of HP's reporting units as of August 1, 2011, the annual testing date, ranged from approximately $0.4 billion to approximately $25.6 billion. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value ranging from approximately $0.2 billion to approximately $22.7 billion for each of HP's reporting units.

        We also performed our annual impairment analysis of the indefinite-lived intangible asset valued at $1.4 billion. There was no impairment of the indefinite-lived intangible as a result of the analysis. The excess of fair value over carrying value of the Compaq trade name in the PSG business is approximately $144 million as of August 1, 2011, the annual testing date. In order to evaluate the sensitivity of the fair value calculation, we applied a hypothetical 10% decrease to the fair value of the intangible which resulted in an excess of fair value over carrying value of approximately $13 million. In addition, if a future change in HP's branding strategy resulted in the reclassification of the Compaq trade name from an indefinite-lived intangible to a definite-lived intangible, there would be a significant decrease in the fair value of the asset.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        We will continue to evaluate goodwill and indefinite-lived intangibles on an annual basis as of the beginning of its fourth fiscal quarter or whenever events, changes in circumstances or changes in management business strategy indicate that there may be a potential indicator of impairment. On December 9, 2011, we announced that we had determined to contribute the webOS software to the open source community. We are currently evaluating the impact that this decision will have on the $273 million in related intangible assets and goodwill recorded on the consolidated balance sheet.

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

Stock-Based Compensation Expense

        We recognize stock-based compensation expense for all share-based payment awards, net of an estimated forfeiture rate. We recognize compensation cost for only those shares expected to meet the service and performance vesting conditions on a straight-line basis over the requisite service period of the award. These compensation costs are determined at the aggregate grant level for service-based awards and at the individual vesting tranche level for awards with performance and/or market conditions.

        Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We utilize the Black-Scholes option pricing model to value the service-based stock options granted under our principal option plans. To implement this model, we examined our historical pattern of option exercises to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, we identified three employee populations to which to apply the Black-Scholes model. We determined that implied volatility calculated based on actively traded options on HP common stock is a better indicator of expected volatility and future stock price trends than historical volatility.

        We issued performance-based restricted units ("PRUs") representing hypothetical shares of HP common stock. Each PRU award reflected a target number of shares that may be issued to the award recipient. We determine the actual number of shares the recipient receives at the end of a three-year performance period based on results achieved versus goals based on our annual cash flow from operations as a percentage of revenue and total shareholder return ("TSR") relative to the S&P 500 over the performance period. We use historic volatility for PRU awards, as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500. We estimate the fair value of PRUs using the Monte Carlo simulation model, as the TSR modifier contains a market condition. We update the estimated expense, net of forfeitures, for the cash flow performance against the goal for that year at the end of each reporting period.

        The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to meet the service and performance vesting conditions. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Consolidated Financial Statements in Item 8 for a further discussion on stock-based compensation.

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

        We are subject to income taxes in the United States and approximately 80 foreign countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. We evaluate our uncertain tax positions in accordance with the guidance for

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

accounting for uncertainty in income taxes. We believe that our reserve for uncertain tax positions, including related interest, is adequate. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. Our reserve for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, and related interest. We review our reserves quarterly, and we may adjust such reserves because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, execution of Advanced Pricing Agreements, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations.

        See Note 14 to the Consolidated Financial Statements in Item 8 for a further discussion on taxes on earnings.

Allowance for Doubtful Accounts

        We determine our allowance for doubtful accounts using a combination of factors to ensure that we have not overstated our trade and financing receivables balances due to uncollectibility. We maintain an allowance for doubtful accounts for all customers based on a variety of factors, including the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, the financial condition of customers, the length of time receivables are past due, trends in overall weighted-average risk rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Also, we record specific provisions for individual accounts when we become aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If the circumstances related to the customer change, we would further adjust our estimates of the recoverability of receivables either upward or downward. The annual provision for doubtful accounts has averaged approximately 0.16% of net revenue over the last three fiscal years. Using our third-party credit risk model at October 31, 2011, a 50-basis-point deterioration in the weighted-average default probabilities of our significant customers would have resulted in an approximately $62 million increase to our trade allowance at the end of fiscal year 2011.

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

Fair Value of Financial Instruments

        We measure certain financial assets and liabilities at fair value based on valuation techniques using the best information available, which may include quoted market prices, market comparables and discounted cash flow projections. Financial instruments are primarily comprised of time deposits, money market funds, commercial paper, corporate and other debt securities, equity securities and other investments in common stock and common stock equivalents and derivative instruments.

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

Retirement Benefits

        Our pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Our major assumptions relate primarily to discount rates, salary growth and long-term return on plan assets. We base the discount rate assumption on current investment yields of high quality fixed-income investments during the retirement benefits maturity period. The salary growth assumptions reflect our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management's expectations related to the future economic environment, as well as target asset allocations.

        Our major assumptions vary by plan and the weighted-average rates used are set forth in Note 16 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Each assumption has different sensitivity characteristics, and, in general, changes, if any, have moved in the same direction over the last several years. For fiscal 2011, changes in the weighted-average rates for the HP benefit plans would have had the following impact on our net periodic benefit cost:

  •
  A decrease of 25 basis points in the long-term rate of return would have increased our net benefit cost by approximately $56 million;

  •
  A decrease of 25 basis points in the discount rate would have increased our net benefit cost by approximately $82 million; and

  •
  An increase of 25 basis points in the future compensation rate would have increased our net benefit cost by approximately $18 million.

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

ACCOUNTING PRONOUNCEMENTS

        In June 2011, the Financial Accounting Standards Board ("FASB") issued amendments to the FASB Accounting Standards Codification relating to the presentation of comprehensive income in our financial statements. The amendments require the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We will adopt these amendments in the fourth quarter of fiscal 2012.

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

RESULTS OF OPERATIONS

        The following discussion compares the historical results of operations on a GAAP basis for the fiscal years ended October 31, 2011, 2010, and 2009. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Results of operations in dollars and as a percentage of net revenue were as follows for the following fiscal years ended October 31:

	2011(1)		2010(2)		2009(2)
	In millions
Net revenue	$127,245	100.0%	$126,033	100.0%	$114,552	100.0%
Cost of sales(3)	97,529	76.6%	95,956	76.1%	87,489	76.4%

Gross profit	29,716	23.4%	30,077	23.9%	27,063	23.6%
Research and development	3,254	2.6%	2,959	2.3%	2,819	2.5%
Selling, general and administrative	13,466	10.6%	12,718	10.2%	11,648	10.2%
Amortization of purchased intangible assets	1,607	1.3%	1,484	1.2%	1,578	1.3%
Impairment of goodwill and purchased intangibles assets	885	0.7%	—	—	—	—
Restructuring charges	645	0.5%	1,144	0.9%	640	0.6%
Acquisition-related charges	182	0.1%	293	0.2%	242	0.2%

Earnings from operations	9,677	7.6%	11,479	9.1%	10,136	8.8%
Interest and other, net(4)	(695)	(0.5)%	(505)	(0.4)%	(721)	(0.6)%

Earnings before taxes	8,982	7.1%	10,974	8.7%	9,415	8.2%
Provision for taxes	1,908	1.5%	2,213	1.7%	1,755	1.5%

Net earnings	$7,074	5.6%	$8,761	7.0%	$7,660	6.7%

(1)
In August 2011, we announced that we would wind down the webOS device business. The table below sets forth the impact of these webOS-related actions on the specific line items in the table above:

Impact of webOS related actions in fiscal 2011
Net revenue	$(142)
Cost of sales	$548
Gross profit	$(690)
Research and development	$23
Selling, general and administrative	$42
Impairment of goodwill and purchased intangible assets	$885
Restructuring charges	$33
Earnings from operations	$(1,673)
(2)
In connection with organizational realignments implemented in the first quarter of fiscal 2011, certain costs previously reported as Cost of sales have been reclassified as Selling, general and administrative expenses to better align those costs with the functional areas that benefit from those expenditures.

(3)
Cost of products, cost of services and financing interest.

(4)
For fiscal 2011, Interest and other, net includes $276 million of charges in connection with the acquisition of Autonomy Corporation plc ("Autonomy"), which is primarily comprised of the $265 million net cost of British pound options bought to limit foreign exchange rate risk.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net Revenue

        The components of the weighted net revenue change were as follows for the following fiscal years ended October 31:

	2011	2010(1)
	Percentage Points
Enterprise Servers, Storage and Networking	1.5	3.7
HP Financial Services	0.4	0.3
HP Software	0.4	0.1
Services	0.3	0.1
Imaging and Printing Group	—	1.5
Corporate Investments/Other	(0.7)	(0.5)
Personal Systems Group	(0.9)	4.8

Total HP	1.0	10.0

(1)
Reflects certain reclassifications made to historical results to conform to the current year presentation as noted in Note 19 to the Consolidated Financial Statements in Item 8.

  Fiscal 2011

        In fiscal 2011, total HP net revenue increased 1.0% (decreased 0.9% on a constant currency basis). U.S. net revenue decreased 1.0% to $44.1 billion, while net revenue from outside of the United States increased 2.0% to $83.1 billion. As reflected in the table above, the ESSN segment was the largest contributor to HP net revenue growth as a result of balanced growth across all regions. ESSN segment net revenue growth was helped by the strong performance in products related to our 3PAR Inc. ("3PAR") and 3Com Corporation ("3Com") acquisitions. An analysis of the change in net revenue for each business segment is included under "Segment Information" below.

  Fiscal 2010

        In fiscal 2010, total HP net revenue increased 10.0% (8.3% on a constant currency basis). U.S. net revenue increased 7.8% to $44.5 billion, while net revenue from outside of the United States increased 11.3% to $81.5 billion. For fiscal 2010, the PSG segment was the largest contributor to HP net revenue growth as a result of balanced growth across the regions. An analysis of the change in net revenue for each business segment is included under "Segment Information" below.

Gross Margin

  Fiscal 2011

        In fiscal 2011, total HP gross margin decreased by 0.5 percentage points. The decline was driven by a lower gross margin in the Services, IPG and Corporate Investments segments, the effect of which was partially offset by a favorable commodity pricing environment in the PSG and ESSN segments, and a favorable mix from higher HP Software and HP Networking revenue.

        PSG gross margin increased in fiscal 2011 primarily as a result of a favorable commodity pricing environment, combined with lower warranty costs.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Services gross margin decreased in fiscal 2011 due primarily to lower than expected revenue, rate concessions arising from recent contract renewals, a lower than expected resource utilization rate and a higher mix of lower-margin Infrastructure Technology Outsourcing revenue. The decrease was partially offset by a continued focus on operating improvements and cost initiatives that favorably impacted the cost structure of both our enterprise services and technology services businesses.

        IPG gross margin declined in fiscal 2011 due primarily to increased logistics costs and supply chain constraints in LaserJet printer engines and toner as a result of the earthquake and tsunami in Japan, and an unfavorable currency impact driven primarily by the strength of the yen. In addition, IPG gross margin declined due to a continuing mix shift in Consumer Hardware and Commercial Hardware toward lower price point products, coupled with a lower mix of supplies revenue. These effects were partially offset by reductions in IPG's cost structure as a result of continued efforts to optimize our supply chain.

        ESSN gross margin increased in fiscal 2011 primarily as a result of lower product costs and a higher mix of networking products, the effect of which was partially offset by price declines as a result of competitive pressure.

        HP Software gross margin decreased in fiscal 2011 due primarily to rate declines in licenses and services.

        HPFS gross margin decreased in fiscal 2011 due primarily to lower portfolio margins from a higher mix of operating leases, the effect of which was partially offset by lower bad debt expense as a percentage of revenue and higher margins on lease extensions and buyouts.

        Corporate Investments gross margin decreased in fiscal 2011 primarily as a result of the impact of the wind down of the webOS device business, which resulted in expenses for supplier-related obligations, sales incentive programs and inventory write downs.

  Fiscal 2010

        In fiscal 2010, total HP gross margin increased by 0.3 percentage points. The increase was a result of an increased mix in networking products and rate increase in Services, the effect of which was partially offset by strong revenue growth in personal computers and printer hardware that have lower gross margins.

        PSG gross margin declined in fiscal 2010 primarily as a result of higher component costs, the effect of which was partially offset by lower warranty and logistics expenses.

        Services gross margin increased in fiscal 2010 due primarily to the continued focus on operating improvements, including delivery efficiencies and cost controls in our technology services business and acquisition synergies related to the acquisition of Electronic Data Systems Corporation ("EDS").

        IPG gross margin declined in fiscal 2010 due primarily to a higher mix of hardware and a correspondingly lower mix of supplies, the effect of which was partially offset by cost savings associated with our ongoing efforts to optimize our supply chain.

        ESSN gross margin increased in fiscal 2010 due primarily to lower product costs and strong volume, the effect of which was partially offset by a product mix shift resulting from the strength in Industry Standard Servers ("ISS"), which has lower gross margins.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        HP Software gross margin increased in fiscal 2010 primarily as a result of a higher license and support mix, the effect of which was partially offset by a reduced services gross margin rate.

        HPFS gross margin increased in fiscal 2010 primarily as a result of higher portfolio margins due to favorable financing conditions and higher remarketing margin, the effect of which was partially offset by higher bad debt and lower buyout margin.

        Corporate Investments gross margin increased in fiscal 2010 primarily as a result of the impact from the acquisition Palm, Inc. ("Palm").

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense increased in fiscal 2011 due primarily to additional expenses from acquired companies. In fiscal 2011, R&D expense increased for ESSN, Corporate Investments and HP Software and decreased for Services and PSG. The increase for ESSN was driven by acquisition investments and innovation-focused spend in networking and storage products. The increase for Corporate Investments was due to investments in the development of webOS and webOS devices during the first three quarters of fiscal 2011.

        Total R&D expense increased in fiscal 2010 due primarily to additional expenses from acquired companies. In fiscal 2010, R&D expense increased for ESSN, IPG, Corporate Investments, HP Software and Services, and decreased for PSG.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense increased in fiscal 2011 due primarily to higher field selling costs as a result of our investments in sales resources to grow revenue. The increase in fiscal 2011 was partially offset by $334 million in net gains on the sale of real estate and a $77 million net gain on the divestiture of our Halo video collaboration products business. In fiscal 2011, SG&A expense as a percentage of net revenue increased for each of our segments except for HPFS, Services and IPG, each of which experienced a decrease.

        Total SG&A expense increased in fiscal 2010 due primarily to higher field selling and marketing costs as a result of our investments in sales resources to grow revenue. In fiscal 2010, SG&A expense as a percentage of net revenue decreased for each of our segments except for IPG, which experienced an increase.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense in fiscal 2011 was due primarily to increased amortization of purchased intangible assets from acquisitions completed during fiscal 2010. This increase was partially offset by decreased amortization expenses related to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods.

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

  Impairment of goodwill and purchased intangible assets

        As a result of the decision to wind down the webOS device business in the fourth quarter of fiscal 2011, HP recorded an impairment charge to goodwill and certain purchased intangible assets associated with the Palm acquisition. For more information on our impairment charges, see Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

  Restructuring Charges

        Restructuring charges for fiscal 2011 were $645 million. These charges included $326 million of severance and facility costs related to our fiscal 2008 restructuring plan, $266 million of severance and facility costs related to our fiscal 2010 enterprise services restructuring plan and $33 million related to the decision to wind down the webOS device business.

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

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments in fiscal 2011. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

  Acquisition-related Charges

        In fiscal 2011, we recorded acquisition-related charges of $182 million primarily for consulting and integration costs associated with the Autonomy acquisition, as well as retention bonuses for acquisitions completed in fiscal 2010.

        In fiscal 2010, we recorded acquisition-related charges of $293 million primarily for consulting and integration costs, acquisition costs and retention bonuses associated with the EDS, 3Com, Palm, 3PAR and ArcSight, Inc. acquisitions.

Interest and Other, Net

        Interest and other, net expense increased by $190 million in fiscal 2011. The increase was driven by $276 million of charges incurred in connection with the acquisition of Autonomy, which is primarily

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

comprised of the $265 million net cost of British pound options bought to limit foreign exchange rate risk. The increase was also as a result of higher interest expenses due to higher average debt balances, the effect of which was partially offset by lower litigation costs and lower currency transaction losses.

        Interest and other, net improved by $216 million in fiscal 2010. The improvement was driven primarily by lower currency losses on balance sheet remeasurement items, lower interest expenses on debt balances due to lower interest rates, and a value-added tax refund, the effect of which was partially offset by an increase to our litigation accruals.

Provision for Taxes

        Our effective tax rates were 21.2%, 20.2% and 18.6% in fiscal 2011, 2010 and 2009, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Singapore, the Netherlands, China, Ireland and Puerto Rico. We plan to reinvest some of the earnings of these jurisdictions indefinitely outside the United States and therefore have not provided U.S. taxes on those indefinitely reinvested earnings.

        The increase in the overall tax rate in fiscal 2011 was due primarily to nondeductible goodwill and increases in valuation allowances. The increase in the overall tax rate in fiscal 2010 was due primarily to a decrease in the income tax benefits related to foreign earnings.

        For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 14 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Segment Information

        A description of the products and services, as well as financial data, for each segment can be found in Note 19 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. We have realigned segment financial data for the fiscal years ended October 31, 2010 and 2009 to reflect changes in HP's organizational structure that occurred at the beginning of the first quarter of fiscal 2011. We describe these changes more fully in Note 19. We have presented the business segments in this Annual Report on Form 10-K based on the distinct nature of various businesses such as customer base, homogeneity of products and technology. The discussions below include the results of each of our segments.

Personal Systems Group

	For the fiscal years ended October 31
	2011	2010	2009
	In millions
Net revenue	$39,574	$40,741	$35,305
Earnings from operations	$2,350	$2,032	$1,661
Earnings from operations as a % of net revenue	5.9%	5.0%	4.7%

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The components of the weighted net revenue change by PSG business unit were as follows for the following fiscal years ended October 31:

	2011	2010
	Percentage Points
Workstations	1.1	1.5
Desktop PCs	(0.7)	7.5
Notebook PCs	(3.2)	6.7
Other	(0.1)	(0.3)

Total PSG	(2.9)	15.4

        PSG revenue decreased 2.9% (decreased 4.7% when adjusted for currency) in fiscal 2011 due primarily to softness in the consumer PC markets, the effect of which was partially offset by strength in commercial businesses. Unit volume was up 2.3% due primarily to the continued commercial refresh cycle, the effect of which was partially offset by a decline in volume in the consumer business. In fiscal 2011, Workstations revenue increased 24.1% due to the ongoing corporate refresh cycle and strength in the commercial PC market. Net revenue from Desktop PCs decreased 1.7% while Notebook PCs revenue decreased 5.7% as a result of consumer market softness. In fiscal 2011, net revenue for consumer clients decreased 15.4% while commercial client revenue increased 9.2%. Net revenue in Other decreased 6.6% due primarily to the wind down of the handheld business and decreased sales of consumer warranty extensions. For fiscal 2011, the favorable impact on PSG net revenue from unit increases was offset by a 5% decrease in average selling prices ("ASPs") due primarily to the competitive pricing environment.

        PSG earnings from operations as a percentage of net revenue increased 0.9 percentage points in fiscal 2011. The increase was driven by improvements in gross margin resulting primarily from a favorable component pricing environment and lower warranty costs. Partially offsetting the increase in gross margin was an increase in operating expenses as a percentage of net revenue due primarily to unfavorable currency impact and increased selling costs.

        PSG revenue increased 15.4% (12.8% when adjusted for currency) in fiscal 2010. The revenue increase resulted from balanced growth across all regions. PSG unit volume and net revenue increased across all business units except Other in fiscal 2010. Unit volume was up 14% as the commercial refresh cycle and continued demand for consumer notebooks drove an increase in shipments. In fiscal 2010, net revenue from Notebook PCs increased 12% while Desktop PCs revenue increased 20%. Workstations revenue increased 42%. In fiscal 2010, net revenue for consumer clients increased 12% while commercial client revenue increased 20%. Net revenue in Other decreased 10% due primarily to lower handheld volumes, offset slightly by increased sales of calculators, home servers and warranty extensions. For fiscal 2010, the favorable impact on PSG net revenue from unit increases was accompanied by a 1% increase in ASPs.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Services

	For fiscal years ended October 31
	2011	2010	2009
	In millions
Net revenue	$35,954	$35,529	$35,380
Earnings from operations	$5,149	$5,661	$5,102
Earnings from operations as a % of net revenue	14.3%	15.9%	14.4%

        The components of the weighted net revenue change by Services business unit were as follows for the following fiscal years ended October 31:

	2011	2010
	Percentage Points
Infrastructure Technology Outsourcing	0.7	1.1
Technology Services	0.7	(0.1)
Application Services	0.2	(0.4)
Business Process Outsourcing	(0.6)	(0.3)
Other	0.2	0.1

Total Services	1.2	0.4

        Services net revenue increased 1.2% (decreased 1.3% when adjusted for currency) in fiscal 2011 due to revenue increases in Infrastructure Technology Outsourcing and Technology Services. Infrastructure Technology Outsourcing net revenue increased by 2% in fiscal 2011. An increase in product-related revenue and a favorable currency impact were partially offset by a shortfall in short-term project contracts with existing clients. Technology Services net revenue increased by 2% in fiscal 2011, due primarily to growth in our consulting business and a favorable currency impact, the effect of which was partially offset by reduced sales of third-party hardware. Application Services net revenue increased by 1% in fiscal 2011. The increase was driven by a favorable currency impact, the effect of which was partially offset by declines in short-term project work and weakness in public sector spending. Business Process Outsourcing net revenue decreased by 7% in fiscal 2011 due primarily to the ExcellerateHRO divestiture completed at the end of the third quarter of fiscal 2010.

        Services earnings from operations as a percentage of net revenue decreased by 1.6 percentage points in fiscal 2011. Operating margin decreased due primarily to lower than expected revenue, rate concessions arising from recent contract renewals, a lower than expected resource utilization rate and a higher mix of lower-margin Infrastructure Technology Outsourcing revenue. The decrease in operating margin was partially offset by a reduction in bad debt expense and a continued focus on operating improvements and cost initiatives that favorably impacted the cost structure of both our enterprise services and technology services businesses.

        Services net revenue increased 0.4% (decreased 2.0% when adjusted for currency) in fiscal 2010. Net revenue in Infrastructure Technology Outsourcing increased by 3% in fiscal 2010. The revenue increase was due to favorable currency impact and growth in data center services and networking services. Net revenue in Technology Services was flat in fiscal 2010, due primarily to lower contract revenue tied to reduced levels of enterprise hardware sales in the prior-year period and market conditions in the current-year period, the effect of which was partially offset by a favorable currency impact. Net revenue in Application Services decreased by 2% in fiscal 2010. The revenue decrease was driven primarily by market conditions and existing contract completion, the effect of which was partially

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

offset by new business and a favorable currency impact. Net revenue in Business Process Outsourcing decreased by 4% in fiscal 2010. The revenue decrease was due primarily to a divestiture completed at the end of the third quarter of fiscal 2010 and challenging economic conditions in certain industries, the effect of which was partially offset by a favorable currency impact.

        Services earnings from operations as a percentage of net revenue increased by 1.5 percentage points in fiscal 2010. Operating margin increased primarily due to continued focus on operating improvements and cost initiatives that favorably impacted the cost structure of our enterprise services business, delivery efficiencies and cost controls in our technology services business, as well as EDS-related acquisition synergies.

Imaging and Printing Group

	For the fiscal years ended October 31
	2011	2010	2009
	In millions
Net revenue	$25,783	$25,764	$24,011
Earnings from operations	$3,973	$4,412	$4,310
Earnings from operations as a % of net revenue	15.4%	17.1%	18.0%

        The components of the weighted net revenue change by IPG business unit were as follows for the following fiscal years ended October 31:

	2011	2010
	Percentage Points
Commercial Hardware	0.9	3.3
Supplies	(0.4)	3.0
Consumer Hardware	(0.4)	1.0

Total IPG	0.1	7.3

        IPG net revenue increased 0.1% (decreased 0.9% when adjusted for currency) in fiscal 2011, due primarily to a net revenue increase in Commercial Hardware. Net revenue for Commercial Hardware increased 4% in fiscal 2011 due primarily to double-digit net revenue growth in the graphics business, coupled with strong performance in transactional laser products in emerging geographies. These effects were partially offset by supply chain constraints in LaserJet printers as a result of the earthquake and tsunami in Japan. Net revenue for Supplies decreased 1% in fiscal 2011, driven by reductions in channel inventory and slower demand, particularly in EMEA. These effects were partially offset by growth in large format printing supplies. Net revenue for Consumer Hardware decreased 4% in fiscal 2011, driven primarily by overall reductions in consumer electronics spending and competitive pricing pressures reflected in a mix shift towards lower-priced products and a decline in the average revenue per unit of 6%.

        IPG earnings from operations as a percentage of net revenue decreased by 1.7 percentage points in fiscal 2011, due primarily to a decline in gross margin, the effect of which was partially offset by lower operating expenses as a percentage of net revenue. The gross margin decline in fiscal 2011 was due primarily to increased logistics costs and supply chain constraints in LaserJet printers as a result of the Japan earthquake and tsunami, an unfavorable currency impact driven primarily by the strength of the yen, a continued mix shift in Consumer Hardware and Commercial Hardware to lower price point products coupled with a lower mix of supplies. These effects were partially offset by reductions in IPG's

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

cost structure as a result of continued efforts to optimize our supply chain. The decrease in operating expenses as a percentage of net revenue in fiscal 2011 was due primarily to reduced marketing and administrative expenses, the effect of which was partially offset by higher field selling cost expenses.

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

Enterprise Servers, Storage and Networking

	For the fiscal years ended October 31
	2011	2010	2009
	In millions
Net revenue	$22,241	$20,356	$16,121
Earnings from operations	$3,026	$2,825	$1,657
Earnings from operations as a % of net revenue	13.6%	13.9%	10.3%

        The components of the weighted net revenue change by ESSN business unit were as follows for the following fiscal years ended October 31:

	2011	2010
	Percentage Points
Industry Standard Servers	4.7	20.3
HP Networking	4.3	5.9
Storage	1.3	1.9
Business Critical Systems ("BCS")	(1.0)	(1.8)

Total ESSN	9.3	26.3

        ESSN net revenue increased 9.3% (7.3% when adjusted for currency) in fiscal 2011 due to growth in HP Networking and ISS. Total revenue from server and storage blades increased by 10% in fiscal 2011. ISS net revenue increased by 8% in fiscal 2011, driven primarily by unit volume growth coupled with increased average unit prices due to favorable demand for the latest generation of ISS products. The revenue increase was also driven by expansion in our converged infrastructure solutions and strong demand from public and private cloud customers. HP Networking net revenue increased by 51% due largely to our acquisition of 3Com in April 2010, strong market demand for our core data center products and the impact of our continued investments in sales coverage. Storage net revenue increased by 7% in fiscal 2011 driven primarily by strong performance in products related to our acquisition of 3PAR in September 2010 and growth in scale out storage arrays, entry-level arrays and StoreOnce data

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

deduplication products. BCS net revenue decreased by 9% in fiscal 2011 mainly as a result of orders being delayed or cancelled following an announcement by an alliance partner that it intends to cease software development for our Itanium-based servers. The impact from reduced sales of Itanium-based servers was partially offset by higher demand for the latest generation of BCS scale-up x86 products and growth in NonStop servers.

        ESSN earnings from operations as a percentage of net revenue decreased by 0.3 percentage points in fiscal 2011 driven by an increase in operating expenses as a percentage of net revenue, the effect of which was partially offset by an increase in gross margin. The increase in operating expenses as a percentage of net revenue was due primarily to additional expenses associated with acquisitions and investments in R&D and sales coverage. The gross margin increase was driven by lower product costs and a higher mix of networking products, the effect of which was partially offset by price declines as a result of competitive pressure.

        ESSN net revenue increased 26.3% (23.8% when adjusted for currency) for fiscal 2010. ESSN blades revenue increased by 37% in fiscal 2010. ISS net revenue increased by 35% in fiscal 2010, driven primarily by unit volume growth coupled with increased average unit prices due to improving market conditions and demand for the latest generation of ISS products. Storage net revenue increased by 9% in fiscal 2010, driven primarily by strong performance in products related to our acquisition of Lefthand Networks, and growth in high-end disk products and storage networking products. BCS net revenue decreased 12%, due primarily to market conditions and competitive pressures, the effect of which was partially offset by new product introductions in the fourth quarter of fiscal 2010. HP Networking net revenue increased by 124% due to the acquisition of 3Com, improved market demand and continued investment in sales coverage.

        ESSN earnings from operations as a percentage of net revenue increased by 3.6 percentage points in fiscal 2010, driven by a decrease in operating expenses as a percentage of net revenue and an increase in gross margin. Operating expenses as a percentage of net revenue decreased as a result of operating leverage benefits from increased volume and cost controls, partially offset by acquisitions. The gross margin increase in fiscal 2010 was due primarily to lower product costs and strong volume, the effect of which was partially offset by a product mix shift resulting from the strength in ISS.

HP Software

	For the fiscal years ended October 31
	2011	2010	2009
	In millions
Net revenue	$3,217	$2,729	$2,655
Earnings from operations	$698	$782	$731
Earnings from operations as a % of net revenue	21.7%	28.7%	27.5%

        HP Software net revenue increased 17.9% (16.3% when adjusted for currency) in fiscal 2011 due to revenues from acquired companies as well as growth in the organic business. The revenue growth was driven by good performance from our security and management suite offerings. In fiscal 2011, net revenue from services, licenses and support increased by 25%, 24% and 11%, respectively.

        HP Software earnings from operations as a percentage of net revenue decreased by 7.0 percentage points in fiscal 2011. The operating margin decline was due primarily to the impact of deferred revenue write-downs and integration costs associated with acquisitions and investments in sales coverage and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

R&D, the effect of which was partially offset by the capitalization of certain software development costs.

        HP Software net revenue increased 2.8% (0.6% when adjusted for currency) in fiscal 2010 mainly due to growth in support and license renewals. In fiscal 2010 net revenue from both support and licenses increased by 4%, while net revenue from services decreased by 4%.

        HP Software earnings from operations as a percentage of net revenue increased by 1.2 percentage points in fiscal 2010. The operating margin improvement in fiscal 2010 was due primarily to an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The increase in gross margin in fiscal 2010 was primarily a result of a higher license and support mix, the effect of which was partially offset by a reduced services gross margin rate. The decrease in operating expenses as a percentage of net revenue in fiscal 2010 was due primarily to lower field selling, administrative and acquisition integration costs.

HP Financial Services

	For the fiscal years ended October 31
	2011	2010	2009
	In millions
Net revenue	$3,596	$3,047	$2,673
Earnings from operations	$348	$281	$206
Earnings from operations as a % of net revenue	9.7%	9.2%	7.7%

        HPFS net revenue increased by 18.0% in fiscal 2011. The net revenue increase was due primarily to portfolio growth as a result of higher customer demand, a higher operating lease mix due to higher service-led financing volume, higher end-of-lease revenue from residual expirations in line with portfolio growth, and higher early buyout revenue and favorable currency movements.

        HPFS earnings from operations as a percentage of net revenue increased by 0.5 percentage points in fiscal 2011 due primarily to a decrease in operating expenses as a percentage of revenue, the effect of which was partially offset by a decrease in gross margin. The decrease in operating expenses was due primarily to continued improvement in cost efficiencies. The decrease in gross margin was the result of lower portfolio margins from a higher mix of operating leases, the effect of which was partially offset by lower bad debt expense as a percentage of revenue and higher margins on lease extensions and buyouts.

        HPFS net revenue increased by 14.0% in fiscal 2010. The net revenue increase was due to portfolio growth as a result of higher customer demand, a higher operating lease mix due to higher service-led financing volume, higher end-of-lease rental, buyout and remarketing activity, and favorable currency movements.

        HPFS earnings from operations as a percentage of net revenue increased by 1.5 percentage points in fiscal 2010 due primarily to an increase in gross margin and a decrease in operating expenses as a percentage of revenue. The increase in gross margin was the result of higher portfolio margins due to favorable financing conditions and higher remarketing margins, the effect of which was partially offset by higher bad debt and lower buyout margins. The decrease in operating expenses as a percentage of revenue was driven primarily by improved cost efficiencies.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Financing Originations

	For the fiscal years ended October 31
	2011	2010	2009
	In millions
Total financing originations	$6,765	$5,987	$5,210

        New financing originations, which represent the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased 13.0% and 14.9% in fiscal 2011 and fiscal 2010, respectively. The increases reflect higher financing associated with HP product sales and services offerings resulting from improved integration and engagement with HP's sales efforts and a favorable currency impact.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows for the following fiscal years ended October 31:

	2011	2010
	In millions
Portfolio assets(1)	$12,699	$11,418

Allowance for doubtful accounts(2)	130	140
Operating lease equipment reserve	84	83

Total reserves	214	223

Net portfolio assets	$12,485	$11,195

Reserve coverage	1.7%	2.0%
Debt to equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of approximately $7.3 billion and $6.7 billion at October 31, 2011 and October 31, 2010, respectively, and net equipment under operating leases of $2.7 billion and $2.5 billion at October 31, 2011 and October 31, 2010, respectively, as disclosed in Note 11 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $1.0 billion and $0.8 billion at October 31, 2011 and October 31, 2010, respectively, and intercompany leases of approximately $1.7 billion and $1.3 billion at October 31, 2011 and October 31, 2010, respectively, both of which are eliminated in consolidation.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Net portfolio assets at October 31, 2011 increased 11.5% from October 31, 2010. The increase resulted from higher levels of financing originations in fiscal 2011 and a favorable currency impact. The overall reserve coverage ratio decreased as a percentage of the portfolio assets. HPFS funds its operations mainly through a combination of intercompany debt and equity.

        HPFS recorded net bad debt expenses of $60 million and $75 million in fiscal 2011 and fiscal 2010, respectively.

Corporate Investments

	For the fiscal years ended October 31
	2011	2010	2009
	In millions
Net revenue	$322	$346	$191
Loss from operations	$(1,616)	$(366)	$(300)
Loss from operations as a % of net revenue	(501.9)%	(105.8)%	(157.1)%

        Net revenue in Corporate Investments in fiscal 2011 relates primarily to mobile devices associated with the Palm acquisition, business intelligence solutions and licensing of HP technology to third parties. In fiscal 2011, the revenue decrease was due primarily to lower business intelligence solutions revenue, the effect of which was partially offset by revenue from webOS devices. Business intelligence solutions revenue declined mainly due to lower revenue from consulting services.

        Corporate Investments reported a higher loss from operations in fiscal 2011 due primarily to $755 million of expenses for supplier-related obligations and sales incentive programs related to winding down the webOS device business. The loss from operations in Corporate Investments was also due to expenses carried in the segment associated with corporate development, global alliances and HP Labs, which expenses increased from fiscal 2010 and were partially offset by a gain on the divestiture of HP's Halo video collaboration products business.

        Net revenue in Corporate Investments in fiscal 2010 relates primarily to business intelligence solutions and licensing of HP technology to third parties. The revenue increase in Corporate Investments was also due to revenue resulting from the acquisition of Palm, which HP completed in July 2010.

        Corporate Investments reported a loss from operations in fiscal 2010 due primarily to the impact from investments in research and product development. The earnings from operations in Corporate Investments were also impacted by expenses carried in the segment associated with corporate development, global alliances and HP Labs that declined from fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash balances are held in numerous locations throughout the world, with substantially all of those amounts held outside of the United States. A majority of the amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the United States. Repatriation could result in additional U.S. federal income tax payments

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the United States and we would meet U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the United States to have a material effect on HP's overall liquidity, financial condition or results of operations.

LIQUIDITY

        We use cash generated by operations as our primary source of liquidity; we believe that internally generated cash flows are generally sufficient to support business operations, capital expenditures and the payment of stockholder dividends, in addition to discretionary investments and share repurchases. We are able to supplement this near-term liquidity, if necessary, with broad access to capital markets and credit line facilities made available by various foreign and domestic financial institutions. Our liquidity is subject to various risks including the market risks identified in the section entitled "Qualitative and Quantitative Disclosures about Market Risk" in Item 7A.

	For the fiscal years ended October 31
	2011	2010	2009
	In billions
Cash and cash equivalents	$8.0	$10.9	$13.3
Total debt	$30.6	$22.3	$15.8
Available borrowing resources(1)(2)	$14.6	$13.8	$18.1

(1)
In addition to these available borrowing resources, we are able to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement filed with the SEC in May 2009 (the "2009 Shelf Registration Statement").

(2)
Available borrowing resources does not include £2.2 billion ($3.6 billion) in borrowing resources under our 364-day senior unsecured bridge term loan agreement that was entered into in August 2011 and terminated in November 2011.

        Our cash position remains strong, and we believe our cash balances and anticipated cash flow generated from operations are sufficient to cover cash outlays expected in fiscal 2012.

Cash Flows

        The following table summarizes the key cash flow metrics from our consolidated statements of cash flow:

	For the fiscal years ended October 31
	2011	2010	2009
	In millions
Net cash provided by operating activities	$12,639	$11,922	$13,379
Net cash used in investing activities	(13,959)	(11,359)	(3,580)
Net cash used in financing activities	(1,566)	(2,913)	(6,673)

Net (decrease) increase in cash and cash equivalents	$(2,886)	$(2,350)	$3,126

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  Operating Activities

        Net cash provided by operating activities increased by approximately $0.7 billion for fiscal 2011, as compared to fiscal 2010. The increase was due primarily to higher cash generated through the utilization of operating assets, primarily accounts and financing receivables, and lower utilization of cash resources for payment of accounts payable, the impact of which was partially offset by decrease in net earnings and cash utilized as a result of higher inventory levels. Net cash provided by operating activities decreased by approximately $1.5 billion for fiscal 2010, as compared to fiscal 2009. The decrease was due primarily to an increase in accounts and financing receivables resulting from higher revenues in the fourth quarter and higher payments for account payable activities, the impact of which was partially offset by the increase in net earnings.

        Our key working capital metrics are as follows:

	October 31
	2011	2010	2009
Days of sales outstanding in accounts receivable	51	50	48
Days of supply in inventory	27	23	23
Days of purchases outstanding in accounts payable	(52)	(52)	(57)

Cash conversion cycle	26	21	14

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $18.2 billion as of October 31, 2011.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance was $7.5 billion as of October 31, 2011.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $14.7 billion as of October 31, 2011.

        Our working capital requirements depend upon our effective management of the cash conversion cycle, which represents effectively the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

        The cash conversion cycle for fiscal 2011 increased by five days as compared to fiscal 2010. The increase in DSO was primarily the result of unfavorable impact on receivables from the Autonomy acquisition, extended payment terms and an increase in unbilled and aged accounts receivables, the effect of which was offset by a favorable currency impact due to the strengthening U.S. dollar. The increase in DOS was a result of higher inventory levels at October 31, 2011 due primarily to a macro economic slow down impacting our consumer businesses, the timing of shipments in our commercial hardware businesses and strategic purchases of certain components. DPO remained flat year over year.

        The cash conversion cycle for fiscal 2010 increased by seven days as compared to fiscal 2009. The increase in DSO was due primarily to linearity and fewer cash discounts in the fourth quarter. DOS

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

remained flat year over year. The decrease in DPO was due primarily to a change in purchasing linearity in the fourth quarter.

Investing Activities

        Net cash used in investing activities increased by $2.6 billion for fiscal 2011, as compared to fiscal 2010, and increased by approximately $7.8 billion for fiscal 2010, as compared to fiscal 2009. The increases were due primarily to higher investments in acquisitions in both 2011 and 2010.

Financing Activities

        Net cash used in financing activities decreased by approximately $1.3 billion for fiscal 2011, as compared to fiscal 2010. The decrease was due primarily to higher net proceeds from the issuance of debt and a decrease in cash paid for repurchases of our common stock, the impact of which was partially offset by higher net repayment of commercial paper and a decrease in cash received from the issuance of common stock under employee stock plans. Net cash used in financing activities decreased by approximately $3.8 billion for fiscal 2010, as compared to fiscal 2009. The decrease was due primarily to a higher net issuance of commercial paper, the impact of which was partially offset by increased repurchases of our common stock and lower global debt issuances.

        For more information on our share repurchase programs, see Item 5 and Note 15 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

CAPITAL RESOURCES

Debt Levels

	For the fiscal years ended October 31
	2011	2010	2009
	In millions, except interest rates and ratios
Short-term debt	$8,083	$7,046	$1,850
Long-term debt	$22,551	$15,258	$13,980
Debt-equity ratio	0.79x	0.55x	0.39x
Weighted-average interest rate	2.4%	2.0%	2.7%

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital, and targeted capital structure.

        Short-term debt and long-term debt increased by $1.0 billion and $7.3 billion, respectively, for fiscal 2011, as compared to fiscal 2010. The net increase in total debt is due primarily to investments in acquisitions and share repurchases. In fiscal 2010, short-term debt and long-term debt increased by $5.2 billion and $1.3 billion, respectively, as compared to fiscal 2009. This was due primarily to spending on acquisitions and share repurchases.

        Our debt-equity ratio is calculated as the carrying value of debt divided by the carrying value of equity. Our debt-equity ratio increased by 0.24x in fiscal 2011, due primarily to the issuance of $11.6 billion of U.S Dollar Global Notes and a decrease in shareholders equity by $1.8 billion at the end of fiscal 2011. Our debt-equity ratio increased by 0.16x in fiscal 2010, due primarily to the issuance

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

of $3.0 billion of U.S Dollar Global Notes and a $4 billion net increase in commercial paper at the end of fiscal 2010.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the year; it factors in the impact of swapping some of our global notes with fixed interest rates for global notes with floating interest rates. For more information on our interest rate swaps, see Note 10 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The lower weighted-average interest rate over the past three years is a result of the combination of lower market interest rates and swapping some of our fixed interest obligations associated with some of our fixed global notes for variable rate obligations through interest rate swaps in a declining rates environment.

        On December 9, 2011, HP issued $3 billion of U.S. Dollar Global Notes under the 2009 Shelf Registration Statement. The Global Notes consisted of fixed rate notes at market rates with maturities of three, five and ten years from the date of issuance.

        For more information on our borrowings, see Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Available Borrowing Resources

        At October 31, 2011, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At October 31, 2011
In millions
2009 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	$13,285
364-day senior unsecured bridge term loan agreement(1)(2)	$ 3,604
Uncommitted lines of credit(1)	$ 1,300
Revolving trade receivables-based facilities(3)	$ 701

(1)
For more information on our available borrowings resources, see Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(2)
The 364-day senior unsecured bridge term loan agreement was terminated in November 2011.

(3)
For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. The ratings as of October 31, 2011 were:

	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-1	Prime-1	F1
Long-term debt ratings	A	A2	A+

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Standard & Poor's Ratings Services downgraded our short-term and long term ratings on November 30, 2011, and Fitch Ratings Services downgraded our long term ratings on December 2, 2011. Accordingly, the ratings as of December 14, 2011 were:

	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-2	Prime-1	F1
Long-term debt ratings	BBB+	A2	A

        Our credit ratings remain under negative outlook by Fitch Ratings Services and have been under review for possible downgrade by Moody's Investors Service since October 28, 2011. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, these downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper, and may require the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade in our credit ratings by any of the three rating agencies may further impact us in a similar manner, and, depending on the extent of the downgrade, could have a negative impact on our liquidity and capital position. We will rely on alternative sources of funding, including drawdowns under our credit facilities or the issuance of debt or other securities under our existing shelf registration statement, if necessary to offset reductions in the market capacity for our commercial paper.

CONTRACTUAL AND OTHER OBLIGATIONS

        The impact that we expect our contractual and other obligations as of October 31, 2011 to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on long-term debt(1)	$25,953	$4,238	$10,476	$4,800	$6,439
Interest payments on long-term debt(2)	5,064	651	993	643	2,777
Operating lease obligations	3,283	811	1,112	650	710
Purchase obligations(3)	2,297	2,009	183	40	65
Capital lease obligations	423	82	285	18	38

Total	$37,020	$7,791	$13,049	$6,151	$10,029

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

(3)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  transaction. These purchase obligations are related principally to inventory and other items. Purchase obligations exclude agreements that are cancellable without penalty. Purchase obligations also exclude open purchase orders that are routine arrangements entered into in the ordinary course of business, as they are difficult to quantify in a meaningful way. Even though open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

        In addition to the above, at October 31, 2011, we had approximately $2.1 billion of recorded liabilities and related interest and penalties pertaining to uncertainty in income tax positions, which will be partially offset by $293 million of deferred tax assets and interest receivable. These liabilities and related interest and penalties include $77 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. See Note 14 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional information on taxes.

Funding Commitments

        In fiscal 2012, we expect to contribute approximately $658 million to our pension and post-retirement plan funding. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Funding for the years following 2012 would be based on the then current market conditions, actuarial estimates and plan funding status. See Note 16 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional information on pension activity.

        As a result of our approved restructuring plans, we expect future cash expenditures of approximately $1.1 billion. We expect to make cash payments of approximately $0.9 billion in fiscal 2012 with remaining cash payments through 2016. See Note 8 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional information on restructuring activities.

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

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2011, we are not involved in any material unconsolidated SPEs.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on both a non-recourse and a partial recourse basis. The total aggregate capacity of the facilities was $1.5 billion as of October 31, 2011, including a $1.0 billion partial recourse facility entered into in May 2011 and an aggregate capacity of $0.5 billion in non-recourse facilities. For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

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

Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in approximately 76 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal 2011 were the euro, the Japanese yen, Chinese yuan renminbi and the British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone. We use a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue and, to a lesser extent, cost of sales and inter-company lease loan denominated in currencies other than the U.S. dollar. In addition, when debt is denominated in a foreign currency, we may use swaps to exchange the foreign currency principal and interest obligations for U.S. dollar-denominated amounts to manage the exposure to changes in foreign currency exchange rates. We also use other derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency balance sheet exposures. For these types of derivatives and hedges we recognize the gains and losses on these foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures, primarily if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or the currency is difficult or too expensive to hedge.

        We have performed sensitivity analyses as of October 31, 2011 and 2010, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect at October 31, 2011 and 2010. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $96 million and $122 million at October 31, 2011 and October 31, 2010, respectively.

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

        We have performed sensitivity analyses as of October 31, 2011 and 2010, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investment instruments, financing receivables and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments, interest rate swaps and financing receivables. The discount rates we used were based on the market interest rates in effect at October 31, 2011 and 2010. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, investment instruments and financing receivables, net of interest rate swap positions, of $145 million at October 31, 2011 and $28 million at October 31, 2010.

Equity price risk

        We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $117 million at October 31, 2011 and $9 million at October 31, 2010. We monitor our equity investments for impairment on a periodic basis. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. However, we may use derivative transactions to hedge certain positions from time to time. We do not purchase our equity securities with the intent to use them for speculative purposes. A hypothetical 30% adverse change in the stock prices of our publicly traded equity securities would result in a loss in the fair values of our marketable equity securities of approximately $35 million and $3 million at October 31, 2011 and 2010, respectively. The aggregate cost of investments in privately-held companies, and other investments was $57 million at October 31, 2011 and $163 million at October 31, 2010.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
    Hewlett-Packard Company

        We have audited the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett-Packard Company and subsidiaries at October 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in fiscal year 2010, Hewlett-Packard Company and subsidiaries changed their method of accounting for business combinations with the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations, effective November 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hewlett-Packard Company's internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
December 14, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
    Hewlett-Packard Company

        We have audited Hewlett-Packard Company's internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hewlett-Packard Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Hewlett-Packard Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2011, and our report dated December 14, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
December 14, 2011

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

        HP's management assessed the effectiveness of HP's internal control over financial reporting as of October 31, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the assessment by HP's management, we determined that HP's internal control over financial reporting was effective as of October 31, 2011. The effectiveness of HP's internal control over financial reporting as of October 31, 2011 has been audited by Ernst & Young LLP, HP's independent registered public accounting firm, as stated in their report which appears on page 73 of this Annual Report on Form 10-K.

/s/ MARGARET C. WHITMAN Margaret C. Whitman President and Chief Executive Officer December 14, 2011	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer December 14, 2011

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2011	2010	2009
	In millions, except per share amounts
Net revenue:
Products	$84,757	$84,799	$74,051
Services	42,039	40,816	40,124
Financing income	449	418	377

Total net revenue	127,245	126,033	114,552

Costs and expenses:
Cost of products	65,167	65,064	56,503
Cost of services	32,056	30,590	30,660
Financing interest	306	302	326
Research and development	3,254	2,959	2,819
Selling, general and administrative	13,466	12,718	11,648
Amortization of purchased intangible assets	1,607	1,484	1,578
Impairment of goodwill and purchased intangible assets	885	—	—
Restructuring charges	645	1,144	640
Acquisition-related charges	182	293	242

Total operating expenses	117,568	114,554	104,416

Earnings from operations	9,677	11,479	10,136

Interest and other, net	(695)	(505)	(721)

Earnings before taxes	8,982	10,974	9,415
Provision for taxes	1,908	2,213	1,755

Net earnings	$7,074	$8,761	$7,660

Net earnings per share:
Basic	$3.38	$3.78	$3.21

Diluted	$3.32	$3.69	$3.14

Weighted-average shares used to compute net earnings per share:
Basic	2,094	2,319	2,388

Diluted	2,128	2,372	2,437

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31
	2011	2010
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$8,043	$10,929
Accounts receivable	18,224	18,481
Financing receivables	3,162	2,986
Inventory	7,490	6,466
Other current assets	14,102	15,322

Total current assets	51,021	54,184

Property, plant and equipment	12,292	11,763
Long-term financing receivables and other assets	10,755	12,225
Goodwill	44,551	38,483
Purchased intangible assets	10,898	7,848

Total assets	$129,517	$124,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$8,083	$7,046
Accounts payable	14,750	14,365
Employee compensation and benefits	3,999	4,256
Taxes on earnings	1,048	802
Deferred revenue	7,449	6,727
Accrued restructuring	654	911
Other accrued liabilities	14,459	15,296

Total current liabilities	50,442	49,403

Long-term debt	22,551	15,258
Other liabilities	17,520	19,061
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,991 and 2,204 shares issued and outstanding, respectively)	20	22
Additional paid-in capital	6,837	11,569
Retained earnings	35,266	32,695
Accumulated other comprehensive loss	(3,498)	(3,837)

Total HP stockholders' equity	38,625	40,449
Non-controlling interests	379	332

Total stockholders' equity	39,004	40,781

Total liabilities and stockholders' equity	$129,517	$124,503

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2011	2010	2009
	In millions
Cash flows from operating activities:
Net earnings	$7,074	$8,761	$7,660
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,984	4,820	4,780
Impairment of goodwill and purchased intangible assets	885	—	—
Stock-based compensation expense	685	668	635
Provision for doubtful accounts—accounts and financing receivables	81	156	345
Provision for inventory	217	189	221
Restructuring charges	645	1,144	640
Deferred taxes on earnings	166	197	379
Excess tax benefit from stock-based compensation	(163)	(294)	(162)
Other, net	(46)	169	22
Changes in assets and liabilities:
Accounts and financing receivables	(227)	(2,398)	(549)
Inventory	(1,252)	(270)	1,532
Accounts payable	275	(698)	(153)
Taxes on earnings	610	723	733
Restructuring	(1,002)	(1,334)	(1,237)
Other assets and liabilities	(293)	89	(1,467)

Net cash provided by operating activities	12,639	11,922	13,379

Cash flows from investing activities:
Investment in property, plant and equipment	(4,539)	(4,133)	(3,695)
Proceeds from sale of property, plant and equipment	999	602	495
Purchases of available-for-sale securities and other investments	(96)	(51)	(160)
Maturities and sales of available-for-sale securities and other investments	68	200	171
Payments in connection with business acquisitions, net of cash acquired	(10,480)	(8,102)	(391)
Proceeds from business divestiture, net	89	125	—

Net cash used in investing activities	(13,959)	(11,359)	(3,580)

Cash flows from financing activities:
(Payments) issuance of commercial paper and notes payable, net	(1,270)	4,156	(6,856)
Issuance of debt	11,942	3,156	6,800
Payment of debt	(2,336)	(1,323)	(2,710)
Issuance of common stock under employee stock plans	896	2,617	1,837
Repurchase of common stock	(10,117)	(11,042)	(5,140)
Excess tax benefit from stock-based compensation	163	294	162
Cash dividends paid	(844)	(771)	(766)

Net cash used in financing activities	(1,566)	(2,913)	(6,673)

(Decrease) increase in cash and cash equivalents	(2,886)	(2,350)	3,126
Cash and cash equivalents at beginning of period	10,929	13,279	10,153

Cash and cash equivalents at end of period	$8,043	$10,929	$13,279

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
					Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total HP Stockholders' Equity	Non- controlling Interests	Total
	In millions, except number of shares in thousands
Balance October 31, 2008	2,415,303	$24	$14,012	$24,971	$(65)	$38,942	$237	$39,179
Net earnings				7,660		7,660	78	7,738
Net unrealized gain on available-for-sale securities					16	16		16
Net unrealized loss on cash flow hedges					(971)	(971)		(971)
Net unrealized components of defined benefit pension plans					(2,531)	(2,531)		(2,531)
Net cumulative translation adjustment					304	304		304

Comprehensive income						4,478	78	4,556

Issuance of common stock in connection with employee stock plans and other	69,157	1	1,783			1,784		1,784
Repurchases of common stock	(119,651)	(1)	(2,789)	(1,922)		(4,712)		(4,712)
Net excess tax benefits from employee stock plans			163			163		163
Cash dividends declared				(766)		(766)		(766)
Stock-based compensation expense			635			635		635
Cumulative effect of change in accounting principle				(7)		(7)		(7)
Changes in ownership of non-controlling interests							(68)	(68)

Balance October 31, 2009	2,364,809	$24	$13,804	$29,936	$(3,247)	$40,517	$247	$40,764
Net earnings				8,761		8,761	109	8,870
Net unrealized gain on available-for-sale securities					16	16		16
Net unrealized loss on cash flow hedges					(32)	(32)		(32)
Net unrealized components of defined benefit pension plans					(602)	(602)		(602)
Net cumulative translation adjustment					28	28	4	32

Comprehensive income						8,171	113	8,284

Issuance of common stock in connection with employee stock plans and other	80,335	1	2,606			2,607		2,607
Repurchases of common stock	(241,246)	(3)	(5,809)	(5,259)		(11,071)		(11,071)
Net excess tax benefits from employee stock plans			300			300		300
Cash dividends declared				(743)		(743)	(28)	(771)
Stock-based compensation expense			668			668		668

Balance October 31, 2010	2,203,898	$22	$11,569	$32,695	$(3,837)	$40,449	$332	$40,781
Net earnings				7,074		7,074	74	7,148
Net unrealized gain on available-for-sale securities					17	17		17
Net unrealized gain on cash flow hedges					160	160		160
Net unrealized components of defined benefit pension plans					116	116		116
Net cumulative translation adjustment					46	46	(17)	29

Comprehensive income						7,413	57	7,470

Issuance of common stock in connection with employee stock plans and other	45,461	1	751			752		752
Repurchases of common stock	(258,853)	(3)	(6,296)	(3,669)		(9,968)		(9,968)
Net excess tax benefits from employee stock plans			128			128		128
Cash dividends declared				(834)		(834)	(10)	(844)
Stock-based compensation expense			685			685		685

Balance October 31, 2011	1,990,506	$20	$6,837	$35,266	$(3,498)	$38,625	$379	$39,004

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

        HP recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured. Additionally, HP recognizes hardware revenue on sales to channel partners, including resellers, distributors or value-added solution providers at the time of sale when the channel partners have economic substance apart from HP, and HP has completed its obligations related to the sale.

        HP's revenue recognition policies provide that, when a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, HP allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE"), if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

then allocated to each software deliverable using the guidance for recognizing software revenue, as amended.

        HP limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

        HP evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refund or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item, and the delivery and performance of the undelivered item is considered probable and substantially in HP's control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition is determined for the combined unit as a single unit. Allocation of the consideration is determined at arrangement inception on the basis of each unit's relative selling price.

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

        In instances when revenue is derived from sales of third-party vendor services, revenue is recorded on a gross basis when HP is a principal to the transaction and net of costs when HP is acting as an agent between the customer and the vendor. Several factors are considered to determine whether HP is a principal or an agent, most notably whether HP is the primary obligor to the customer, has established its own pricing, and has inventory and credit risks.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

  Software

        In accordance with the specific guidance for recognizing software revenue, where applicable, HP recognizes revenue from perpetual software licenses at the inception of the license term assuming all revenue recognition criteria have been met. Term-based software license revenue is recognized on a subscription basis over the term of the license entitlement. HP uses the residual method to allocate revenue to software licenses at the inception of the license term when VSOE of fair value for all undelivered elements exists, such as post-contract support, and all other revenue recognition criteria have been satisfied. Revenue generated from maintenance and unspecified upgrades or updates on a when-and-if-available basis is recognized over the period such items are delivered. HP recognizes revenue for software hosting or software-as-a-service (SaaS) arrangements as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In software hosting arrangements where software licenses are sold, the associated software revenue is recognized according to whether perpetual licenses or term licenses are sold, subject to the above guidance. In SaaS arrangements where software licenses are not sold, the entire arrangement is recognized on a subscription basis over the term of the arrangement.

  Services

        HP recognizes revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements, ratably over the contract period and recognizes the costs associated with these contracts as incurred. For time and material contracts, HP recognizes revenue and costs as services are rendered. HP recognizes revenue from fixed-price consulting arrangements over the contract period on a proportional performance basis, as determined by the relationship of actual labor costs incurred to date to the estimated total contract labor costs, with estimates regularly revised during the life of the contract. HP recognizes revenue on certain design and build (design, development and/or construction of software and/or systems) projects using the percentage-of-completion method. HP uses the cost-to-cost method of measurement towards completion as determined by the percentage of cost incurred to date to the total estimated costs of the project. HP uses the completed contract method if reasonable and reliable cost estimates for a project cannot be made.

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

        HP recognizes costs associated with outsourcing contracts as incurred, unless such costs relate to the startup phase of the outsourcing contract which generally has no standalone value, in which case HP defers and subsequently amortizes these set-up costs over the contractual services period. Deferred contract costs are amortized on a straight-line basis over the remaining original term unless an accelerated method is deemed more appropriate. Based on actual and projected contract financial performance indicators, the recoverability of deferred contract costs associated with a particular contract is analyzed on a periodic basis using the undiscounted estimated cash flows of the whole contract over its remaining contract term. If such undiscounted cash flows are insufficient to recover the long-lived assets and deferred contract costs, the deferred contract costs are written down based on a discounted cash flow model. If a cash flow deficiency remains after reducing the balance of the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

deferred contract costs to zero, any remaining long-lived assets related to that contract are evaluated for impairment. HP recognizes losses on consulting and outsourcing arrangements in the period that the contractual loss becomes probable and estimable.

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

Advertising

        HP expenses advertising costs as incurred or when the advertising is first run. Such costs totaled approximately $1.2 billion in fiscal 2011, $1.0 billion in fiscal 2010 and $0.7 billion in fiscal 2009.

Stock-Based Compensation

        Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. HP recognizes these compensation costs net of an estimated forfeiture rate, and recognizes compensation cost only for those shares expected to meet the service and performance vesting conditions, on a straight-line basis over the requisite service period of the award. These compensation costs are determined at the aggregate grant level for service-based awards and at the individual vesting tranche level for awards with performance and/or market conditions. HP estimates the forfeiture rate based on its historical experience.

Foreign Currency Transactions

        HP uses the U.S. dollar predominately as its functional currency. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at current exchange rates for

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

monetary assets and liabilities and at historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of sales and expenses are remeasured at average exchange rates in effect during each new reporting period, and net revenue, cost of sales and expenses related to the previously reported periods are remeasured at historical exchange rates. HP includes gains or losses from foreign currency remeasurement in net earnings. Certain foreign subsidiaries designate the local currency as their functional currency, and HP records the translation of their assets and liabilities into U.S. dollars at the balance sheet dates as translation adjustments and includes them as a component of accumulated other comprehensive income (loss).

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

Cash and Cash Equivalents

        HP classifies investments as cash equivalents if the original maturity of an investment is three months or less. Cash equivalents consist primarily of highly liquid investments in time deposits held in major banks and commercial paper. As of October 31, 2011 and 2010, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Investments

        HP's investments consist principally of time deposits, money market funds, commercial paper, corporate debt, other debt securities, and equity securities of publicly-traded and privately-held companies.

        Debt and marketable equity securities are generally considered available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, recorded in accumulated other comprehensive income, a component of equity. The realized gains and losses for available-for-sale securities are included in other income and expense in the Consolidated Statement of Earnings. Realized gains and losses are calculated based on the specific identification method.

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

        HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of all of these distributors' and resellers' aggregated accounts deteriorate substantially, HP's operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe, collectively represented approximately 18% of gross accounts receivable at both October 31, 2011 and October 31, 2010. No single customer accounts for more than 10% of accounts receivable. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable.

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

Allowance for Doubtful Accounts

        HP establishes an allowance for doubtful accounts for trade and financing receivables. HP maintains bad debt reserves based on a variety of factors, including the length of time receivables are past due, trends in overall weighted-average risk rating of the total portfolio, macroeconomic conditions, significant one-time events, historical experience and the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors and the financial condition of customers. HP records a specific reserve for individual accounts when HP becomes aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If there are additional changes in the circumstances related to the specific customer, HP would further adjust estimates of the recoverability of receivables.

        See Note 11 for a full description of the credit quality of financing receivables and the allowance for credit losses.

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

Property, Plant and Equipment

        HP states property, plant and equipment at cost less accumulated depreciation. HP capitalizes additions and improvements and expenses maintenance and repairs as incurred. Depreciation is computed using straight-line or accelerated methods over the estimated useful lives of the assets. Estimated useful lives are five to 40 years for buildings and improvements and three to 15 years for machinery and equipment. HP depreciates leasehold improvements over the life of the lease or the asset, whichever is shorter. HP depreciates equipment held for lease over the initial term of the lease to the equipment's estimated residual value. The estimated useful lives of assets used solely to support a customer services contract generally do not exceed the term of the customer contract.

        HP capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software. HP amortizes capitalized internal use software costs using the straight-line method over the estimated useful lives of the software, generally from three to five years.

Software Development Costs

        Costs incurred to acquire or develop software for resale are capitalized subsequent to the software product establishing technological feasibility, if significant. Capitalized software development costs are amortized using the greater of the straight-line amortization method or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The estimated useful lives for capitalized software for resale are generally three years or less. Software development costs incurred subsequent to a product establishing technological feasibility are usually not significant. In those instances, such costs are expensed as incurred.

Business Combinations

        HP includes the results of operations of the businesses that it has acquired in HP's consolidated results as of the respective dates of acquisition. Due to new accounting standards effective in fiscal 2010, HP allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired companies and HP and the acquired assembled workforce, neither of which qualifies as an amortizable intangible asset. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, HP records a charge for the value of the related intangible asset to HP's Consolidated Statement of Earnings in the period it is abandoned. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred. Prior to fiscal 2010, IPR&D was expensed as of the acquisition date, direct transaction costs were included as

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

part of the fair value of purchase consideration, and restructuring costs were included as a part of the assumed obligation in deriving the fair value of purchase consideration allocation.

Goodwill and Purchased Intangible Assets

        Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. HP reviews goodwill and purchased intangible assets with indefinite lives for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For goodwill, HP performs a two-step impairment test. In the first step, HP compares the fair value of each reporting unit to its carrying value. In general, HP's reporting units are consistent with the reportable segments identified in Note 19. However, for the webOS business within the Corporate Investments segment, the reporting unit is one step below the reporting segment level. HP determines the fair values of its reporting units based on a weighting of income and market approaches. Under the income approach, HP calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, HP estimates the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then HP must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, HP records an impairment loss equal to the difference.

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

Long-Lived Asset Impairment

        HP evaluates property, plant and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. HP assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When HP identifies an impairment, HP reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

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

Derivative Financial Instruments

        HP uses derivative financial instruments, primarily forwards, swaps, and options, to hedge certain foreign currency and interest rate exposures. HP also may use other derivative instruments not designated as hedges, such as forwards used to hedge foreign currency balance sheet exposures. HP does not use derivative financial instruments for speculative purposes. See Note 10 for a full description of HP's derivative financial instrument activities and related accounting policies.

Retirement and Post-Retirement Plans

        HP has various defined benefit, other contributory and noncontributory retirement and post-retirement plans. HP generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the remaining estimated service life of participants. The measurement date for all HP plans is October 31. See Note 16 for a full description of these plans and the accounting and funding policies.

Loss Contingencies

        HP is involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. HP records a loss provision when it believes it is both probable that a liability has been incurred and the amount can be reasonably estimated. See Note 18 for a full description of HP's loss contingencies and related accounting policies.

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include incentive compensation plans and an employee stock purchase plan ("ESPP").

Stock-Based Compensation Expense and Related Income Tax Benefits

        Total stock-based compensation expense before income taxes for fiscal 2011, 2010 and 2009 was $685 million, $668 million and $635 million, respectively. The resulting income tax benefit for fiscal 2011, 2010 and 2009 was $219 million, $216 million and $199 million, respectively.

        Cash received from option exercises and purchases under the ESPP was $0.9 billion in fiscal 2011, $2.6 billion in fiscal 2010 and $1.8 billion for fiscal 2009. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards in fiscal 2011, 2010 and 2009 was $220 million, $414 million and $252 million, respectively.

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

        Cash flow performance goals are established at the beginning of each fiscal year. At the end of each fiscal year, a portion of the Target Shares may be credited in the award recipient's name depending on the achievement of the cash flow performance goal for that year. The number of shares credited varies between 0%, if performance is below the minimum level, and 150%, if performance is at or above the maximum level. For performance between the minimum level and the maximum level, a proportionate percentage between 30% and 150% is applied based on relative performance between the minimum and the maximum levels.

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

        Recipients of PRU awards generally must remain employed by HP on a continuous basis through the end of the applicable three-year performance period in order to receive any portion of the shares subject to that award. Target Shares subject to PRU awards do not have dividend equivalent rights and do not have the voting rights of common stock until earned and issued, following the end of the applicable performance period. The expense for these awards, net of estimated forfeitures, is recorded over the requisite service period based on the number of Target Shares that are expected to be earned and the achievement of the cash flow goals during the performance period.

        Stock options granted under the principal equity plans are generally non-qualified stock options, but the principal equity plans permit some options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. Stock options generally vest over three to four years from the date of grant. The exercise price of a stock option is equal to the fair market value of HP's common stock on the option grant date (as determined by the reported sale prices of HP's common stock when the market closes on that date). The contractual term of options granted since fiscal 2003 was generally eight years, while the contractual term of options granted prior to fiscal 2003 was generally ten years. Prior to March 2010, HP could choose, in certain cases, to establish a discounted exercise price at no less than 75% of fair market value on the grant date. HP has not granted any discounted options since fiscal 2003. In fiscal 2011, HP granted performance-contingent stock options that require the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

satisfaction of both service and market conditions prior to the expiration of the awards in order for them to vest.

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

  Performance-based Restricted Units

        HP estimates the fair value of a target PRU share using the Monte Carlo simulation model, as the TSR modifier contains a market condition. The following weighted-average assumptions were used to determine the weighted-average fair values of the PRU awards for fiscal years ended October 31:

	2011	2010	2009
Weighted-average fair value of grants per share	$27.59 (1)	$57.13 (2)	$40.56 (3)
Expected volatility(4)	30%	38%	35%
Risk-free interest rate	0.38%	0.73%	1.34%
Dividend yield	0.75%	0.64%	0.88%
Expected life in months	19	22	30

(1)
Reflects the weighted-average fair value for the third year of the three-year performance period applicable to PRUs granted in fiscal 2009, for the second year of the three-year performance period applicable to PRUs granted in fiscal 2010 and for the first year of the three-year performance period applicable to PRUs granted in fiscal 2011. The estimated fair value of a target share for the third year for PRUs granted in fiscal 2010 and for the second and third years for PRUs granted in fiscal 2011 will be determined on the measurement date applicable to those PRUs, which will be the date that the annual cash flow goals are approved for those PRUs, and the expense will be amortized over the remainder of the applicable three-year performance period.

(2)
Reflects the weighted-average fair value for the third year of the three-year performance period applicable to PRUs granted in fiscal 2008, for the second year of the three-year performance period applicable to PRUs granted in fiscal 2009 and for the first year of the three-year performance period applicable to PRUs granted in fiscal 2010.

(3)
Reflects the weighted-average fair value for the second year of the three-year performance period applicable to PRUs granted in fiscal 2008 and for the first year of the three-year performance period applicable to PRUs granted in fiscal 2009.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

(4)
HP uses historic volatility for PRU awards, as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

        Non-vested PRUs as of October 31, 2011 and 2010 and changes during fiscal 2011 and 2010 were as follows:

	2011	2010
	Shares in thousands
Outstanding Target Shares at beginning of year	18,508	21,093
Granted	5,950	7,388
Vested	—	(7,186)	(1)
Change in units due to performance and market conditions achievement for PRUs vested in the year(2)	(10,862)	(108)
Forfeited	(2,214)	(2,679)

Outstanding Target Shares at end of year	11,382	18,508

Outstanding Target Shares of PRUs assigned a fair value at end of year	5,867 (3)	10,201	(4)

(1)
Vested shares relate to awards vested under the 2008 PRU plan.

(2)
The minimum level of TSR was not met for PRUs granted in fiscal 2009, which resulted in the cancellation of approximately 10.9 million Target Shares on October 31, 2011.

(3)
Excludes Target Shares for the third year for PRUs granted in fiscal 2010 and for the second and third years for PRUs granted in fiscal 2011, as the measurement date has not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual cash flow goals are approved.

(4)
Excludes Target Shares for the third year for PRUs granted in fiscal 2009 and for the second and third years for PRUs granted in fiscal 2010, as the measurement date has not yet been established.

        At October 31, 2011, there was $82 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expected to recognize over the remaining weighted-average vesting period of 1.4 years. At October 31, 2010, there was $222 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expected to recognize over the remaining weighted-average vesting period of 1.2 years.

  Stock Options

        HP utilized the Black-Scholes option pricing model to value the service-based stock options granted under its principal equity plans. HP examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, HP identified three employee populations for which to apply the Black-Scholes model. The table below presents the weighted-average expected life in months of the combined three identified employee populations. The expected life computation is based on historical exercise patterns and post-vesting termination behavior within each of the three populations identified. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. HP estimates the fair value of the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

performance-contingent stock options using a combination of the Monte Carlo simulation model and lattice model, as these awards contain market conditions.

        The weighted-average fair value of stock options was estimated using the following weighted-average assumptions:

	2011	2010	2009
Weighted-average fair value of grants per share(1)	$7.85	$13.33	$13.04
Implied volatility	41%	30%	43%
Risk-free interest rate	1.20%	2.06%	2.07%
Dividend yield	1.97%	0.68%	0.92%
Expected life in months	63	61	61

(1)
The fair value calculation was based on stock options granted during the period.

        Option activity as of October 31 during each fiscal year was as follows:

	2011				2010
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	142,916	$28			233,214	$33
Granted and assumed through acquisitions	18,804	$21			11,939	$22
Exercised	(37,121)	$23			(75,002)	$34
Forfeited/cancelled/expired	(4,356)	$39			(27,235)	$55

Outstanding at end of year	120,243	$28	3.0	$460	142,916	$28	2.7	$2,140

Vested and expected to vest at end of year	117,066	$28	2.9	$442	141,082	$28	2.7	$2,114

Exercisable at end of year	97,967	$29	2.0	$332	125,232	$28	2.1	$1,895

        In relation to fiscal 2011 acquisitions, HP assumed approximately 6 million shares of options with a weighted-average exercise price of $14 per share. In relation to fiscal 2010 acquisitions, HP assumed approximately 10 million shares of options with a weighted-average exercise price of $19 per share.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on October 31, 2011 and 2010. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of fiscal 2011 and fiscal 2010 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised in fiscal 2011, 2010 and 2009 was $0.7 billion, $1.3 billion and $0.8 billion, respectively. Total grant date fair value of options vested and expensed in fiscal 2011, 2010 and 2009 was $95 million, $93 million and $172 million, respectively, net of taxes.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        Information about options outstanding at October 31, 2011 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	In thousands	In years		In thousands
$0-$9.99	2,456	6.8	$6	2,028	$6
$10-$19.99	14,307	4.6	$15	7,652	$15
$20-$29.99	56,375	2.5	$22	43,818	$22
$30-$39.99	23,838	2.5	$32	22,965	$32
$40-$49.99	20,336	3.4	$43	19,078	$43
$50-$59.99	1,171	5.3	$52	666	$51
$60 and over	1,760	0.7	$75	1,760	$75

	120,243	3.0	$28	97,967	$29

        At October 31, 2011, there was $264 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expected to recognize over a weighted-average vesting period of 2.3 years. At October 31, 2010, there was $280 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expected to recognize over a weighted-average vesting period of 1.6 years.

  Restricted Stock Awards

        Non-vested restricted stock awards as of October 31, 2011 and 2010 and changes during fiscal 2011 and 2010 were as follows:

	2011		2010
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands
Outstanding at beginning of year	5,848	$45	6,864	$44
Granted and assumed through acquisitions	17,569	$38	4,821	$48
Vested	(5,660)	$41	(5,202)	$46
Forfeited	(944)	$43	(635)	$46

Outstanding at end of year	16,813	$39	5,848	$45

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        The details of restricted stock awards granted and assumed through acquisitions were as follows:

	2011		2010
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands
Restricted stock	335	$42	1,543	$48
Restricted stock units	17,234	$38	3,278	$48

	17,569	$38	4,821	$48

        In fiscal 2011, there were no restricted stock units assumed through acquisitions. In fiscal 2010, approximately 3 million restricted stock units with a weighted-average grant date fair value of $48 per share were assumed through acquisitions.

        The details of non-vested restricted stock awards at fiscal year end were as follows:

	2011	2010
	Shares in thousands
Non-vested at October 31:
Restricted stock	984	1,936
Restricted stock units	15,829	3,912

	16,813	5,848

        At October 31, 2011, there was $526 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expected to recognize over the remaining weighted-average vesting period of 1.4 years. At October 31, 2010, there was $152 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expected to recognize over the remaining weighted-average vesting period of 1.5 years.

Employee Stock Purchase Plan

        HP sponsors the Hewlett-Packard Company 2011 Employee Stock Purchase Plan (the "2011 ESPP"), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP's common stock. Purchases made prior to fiscal year 2011 were made under the Hewlett-Packard Company 2000 Employee Stock Purchase Plan (the "2000 ESPP"), which expired in November 2010.

        For purchases made on October 31, 2011, employees purchased stock under the 2011 ESPP at a price equal to 95% of the fair market value on the purchase date. Because all the criteria of a non-compensatory plan were met, no stock-based compensation expense was recorded in connection with those purchases. From May 1, 2009 to October 31, 2010, no discount was offered for purchases made under the 2000 ESPP. For purchases made on or before April 30, 2009, employees purchased stock under the 2000 ESPP semi-annually at a price equal to 85% of the fair market value on the purchase date, and HP recognized the expense based on a 15% discount of the fair market value for those purchases.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        The ESPP activity as of October 31 during each fiscal year was as follows:

	2011	2010	2009
	In millions, except weighted-average purchase price per share
Compensation expense, net of taxes	$—	$—	$24
Shares purchased	1.75	1.62	6.16
Weighted-average purchase price per share	$25	$47	$33

	2011	2010	2009
	In thousands
Employees eligible to participate	261	251	260
Employees who participated	18	18	49

Shares Reserved

        Shares available for future grant and shares reserved for future issuance under the ESPP and incentive compensation plans were as follows:

	2011	2010		2009
	Shares in thousands
Shares available for future grant at October 31:
HP plans	172,259	124,553	(1)	95,311	(1)
Assumed Compaq and EDS plans	—	—		82,449	(2)

	172,259	124,553		177,760

Shares reserved for future issuance under all stock-related benefit plans at October 31	319,602	296,973		410,977

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

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the following fiscal years ended October 31:

	2011	2010	2009
	In millions, except per share amounts
Numerator:
Net earnings(1)	$7,074	$8,761	$7,660

Denominator:
Weighted-average shares used to compute basic EPS	2,094	2,319	2,388
Dilutive effect of employee stock plans	34	53	49

Weighted-average shares used to compute diluted EPS	2,128	2,372	2,437

Net earnings per share:
Basic	$3.38	$3.78	$3.21

Diluted	$3.32	$3.69	$3.14

(1)
Net earnings available to participating securities were not significant for fiscal years 2011, 2010 and 2009. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. In fiscal years 2011, 2010 and 2009, HP excluded from the calculation of diluted EPS options to purchase 25 million shares, 5 million shares and 85 million shares, respectively. In addition, HP also excluded from the calculation of diluted EPS options to purchase an additional 1 million shares, 2 million shares and 2 million shares in fiscal years 2011, 2010 and 2009, respectively, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock because their effect would be anti-dilutive.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details

        Balance sheet details were as follows for the following fiscal years ended October 31:

  Accounts and Financing Receivables

	2011	2010
	In millions
Accounts receivable	$18,694	$19,006
Allowance for doubtful accounts	(470)	(525)

	$18,224	$18,481

Financing receivables	$3,220	$3,050
Allowance for doubtful accounts	(58)	(64)

	$3,162	$2,986

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties. In accordance with the accounting requirements under the Accounting Standards Codification relating to "Transfers and Servicing," trade receivables are derecognized from the Consolidated Balance Sheet when sold to third parties. The total aggregate capacity of the facilities was $1.5 billion as of October 31, 2011, including a $1.0 billion partial recourse facility entered into in May 2011 and an aggregate capacity of $0.5 billion in non-recourse facilities. The recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Balance Sheet. The recourse obligation as of October 31, 2011 was not material.

        For fiscal 2011 and 2010, trade receivables sold under these facilities were $2.8 billion and $1.7 billion, respectively, which approximates the amount of cash received. The resulting losses on the sales of trade accounts receivable for the twelve months ended October 31, 2011 were not material. HP had $701 million as of October 31, 2011 and $175 million as of October 31, 2010 available under these programs.

  Inventory

	2011	2010
	In millions
Finished goods	$4,869	$4,431
Purchased parts and fabricated assemblies	2,621	2,035

	$7,490	$6,466

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details (Continued)

  Other Current Assets

	2011	2010
	In millions
Deferred tax assets—short-term	$5,374	$5,833
Value-added taxes receivable from various governments	2,480	3,366
Supplier and other receivables	2,762	2,737
Prepaid and other current assets	3,486	3,386

	$14,102	$15,322

  Property, Plant and Equipment

	2011	2010
	In millions
Land	$687	$530
Buildings and leasehold improvements	8,620	8,523
Machinery and equipment	16,155	13,874

	25,462	22,927

Accumulated depreciation	(13,170)	(11,164)

	$12,292	$11,763

        Depreciation expense was approximately $3.4 billion in fiscal 2011, $3.3 billion in fiscal 2010 and $3.2 billion in fiscal 2009.

  Long-Term Financing Receivables and Other Assets

	2011	2010
	In millions
Financing receivables, net	$4,015	$3,584
Deferred tax assets—long-term	1,283	2,070
Other	5,457	6,571

	$10,755	$12,225

  Other Accrued Liabilities

	2011	2010
	In millions
Other accrued taxes	$2,414	$3,216
Warranty	1,773	1,774
Sales and marketing programs	3,317	3,374
Other	6,955	6,932

	$14,459	$15,296

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details (Continued)

  Other Liabilities

	2011	2010
	In millions
Pension, post-retirement, and post-employment liabilities	$5,414	$6,754
Deferred tax liability—long-term	5,163	5,239
Long-term deferred revenue	3,453	3,303
Other long-term liabilities	3,490	3,765

	$17,520	$19,061

Note 5: Supplemental Cash Flow Information

        Supplemental cash flow information to the Consolidated Statements of Cash Flows was as follows for the following fiscal years ended October 31:

	2011	2010	2009
	In millions
Cash paid for income taxes, net	$1,134	$1,293	$643
Cash paid for interest	$451	$384	$572
Non-cash investing and financing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$23	$93	$—
Purchase of assets under financing arrangements	$—	$—	$283
Purchase of assets under capital leases	$10	$122	$131

Note 6: Acquisitions

  Acquisitions in fiscal 2011

        In fiscal 2011, HP completed four acquisitions. The estimated fair value of the assets acquired and liabilities assumed at the acquisition date for all four acquisitions, as set forth in the table below, reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The fair values of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income-based taxes, and residual goodwill are not yet finalized and subject to change. HP expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments that HP determines to be material will be applied retrospectively to the period of acquisition in HP's Consolidated Financial Statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

        Pro forma results of operations for these acquisitions have not been presented because they are not material to HP's consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the fair value of purchase consideration over the net tangible and intangible assets acquired, generally is not deductible for tax purposes.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Acquisitions (Continued)

        The following table presents the aggregate estimated fair values of the assets acquired and liabilities assumed, including those items that are still preliminary allocations, for all of HP's acquisitions in fiscal 2011:

In millions
In-process research and development	$3
Amortizable intangible assets	4,699
Net liabilities assumed	(206)

Net assets acquired	4,496
Goodwill	6,868

Total fair value consideration	$11,364

  Acquisition of Autonomy Corporation plc

        HP's largest acquisition in fiscal 2011 was its acquisition of Autonomy Corporation plc ("Autonomy"). As of October 31, 2011, HP owned an approximately 99% equity interest in Autonomy, and HP expects to acquire a 100% equity interest before the end of the first quarter of fiscal 2012. Autonomy is a provider of infrastructure software for the enterprise. HP reports the financial results of the Autonomy business in the HP Software segment. The acquisition date fair value consideration of $11 billion consisted of cash paid for outstanding common stock, convertible bonds, vested in-the-money stock awards and the estimated fair value of earned unvested stock awards assumed by HP. In connection with this acquisition, HP recorded approximately $6.6 billion of goodwill and amortizable purchased intangible assets of $4.6 billion. HP is amortizing the purchased intangible assets on a straight-line basis over an estimated weighted-average life of 8.8 years.

  Acquisitions in prior years

        In fiscal 2010, HP completed eleven acquisitions. Total fair value of purchase consideration for the acquisitions was $9.4 billion, which includes cash paid for common stock, vested-in-the-money stock awards, the estimated fair value of earned unvested stock awards assumed, as well as certain debt that was repaid at the acquisition date. In connection with these acquisitions, HP recorded approximately $5.2 billion of goodwill, $2.4 billion of purchased intangibles and $331 million of IPR&D. The largest four of the eleven acquisitions were the acquisitions of 3Com Corporation ("3Com"), Palm, Inc. ("Palm"), 3PAR Inc. ("3PAR") and ArcSight, Inc. ("ArcSight").

        In fiscal 2009, HP completed two acquisitions. Total fair value of purchase consideration for the acquisitions was $390 million, which includes direct transaction costs and the assumption of certain liabilities in connection with the transactions. In connection with these transactions, HP recorded $315 million of goodwill, $105 million of purchased intangibles and $7 million of IPR&D. The larger of the two acquisitions was the acquisition of Lefthand Networks, Inc.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of October 31, 2011 and 2010 and changes in the carrying amount of goodwill during the fiscal years ended October 31, 2011 and 2010 are as follows:

	Personal Systems Group	Services	Imaging and Printing Group	Enterprise Servers, Storage and Networking	HP Software	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2009	$2,487	$16,829	$2,460	$5,005	$6,140	$144	$44	$33,109
Goodwill acquired during the period	18	17	—	1,635	1,407	—	2,153	5,230
Goodwill adjustments	(5)	121	(4)	(30)	(2)	—	64	144

Balance at October 31, 2010	$2,500	$16,967	$2,456	$6,610	$7,545	$144	$2,261	$38,483
Goodwill acquired during the period	—	66	16	—	6,786	—	—	6,868
Goodwill adjustments/reclassifications	(2)	247	(1)	1,460	(268)	—	(1,423)	13
Impairment loss	—	—	—	—	—	—	(813)	(813)

Balance at October 31, 2011	$2,498	$17,280	$2,471	$8,070	$14,063	$144	$25	$44,551

        During fiscal 2011, HP recorded approximately $6.9 billion of goodwill related to acquisitions based on its preliminary estimated fair values of the assets acquired and liabilities assumed. In connection with organizational realignments implemented in the first quarter of fiscal 2011, HP also reclassified goodwill related to HP's networking business from Corporate Investments to Enterprise Servers, Storage and Networking ("ESSN") and goodwill related to the communications and media solutions business from HP Software to Services.

        In the fourth quarter of fiscal 2011, HP determined that it would wind down the manufacture and sale of webOS devices resulting from the Palm acquisition, including webOS smartphones and the HP TouchPad. HP also announced that it would continue to explore alternatives to optimize the value of the webOS technology, including, among others, licensing the webOS software or the related intellectual property or selling all or a portion of the webOS assets. The decision triggered an impairment review of the related goodwill and purchased intangible assets recorded in connection with the Palm acquisition. HP first performed an impairment review of the purchased intangible assets, which represents the value for the webOS technology, carrier relationships and the trade name. Based on the information available at the time of the review, HP determined that there was no future value for the carrier relationships and the trade name but that the carrying value of the webOS technology approximates its fair value. HP estimated the fair value of the webOS technology based on several methods, including the market approach using recent comparable transactions and the discounted cash flow approach using estimated cash flows from potential licensing agreements. Based on that analysis, HP recognized an impairment loss of $72 million primarily related to the carrier relationships and the trade name. HP then performed a goodwill impairment test by comparing the carrying value of the relevant reporting unit to the fair value of that reporting unit. The fair value of the reporting unit was significantly below the carrying value due to HP's decision to wind down the sale of all webOS devices.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Goodwill and Purchased Intangible Assets (Continued)

As a result, HP recorded a goodwill impairment charge of $813 million. Both the goodwill impairment charge and the intangible asset impairment charge were included in the Impairment of Goodwill and Purchased Intangible Assets line item in the Consolidated Statement of Earnings. On December 9, 2011, HP announced that it had determined to contribute the webOS software to the open source community and support its development going forward. HP is currently evaluating the impact that this decision will have on the $273 million in related intangible assets and goodwill recorded on the Consolidated Balance Sheet.

        During fiscal 2010, HP recorded approximately $5.2 billion of goodwill related to acquisitions based on its preliminary estimated fair value of the assets acquired and liabilities assumed. In addition, HP recorded goodwill adjustments primarily related to an increase to the deferred tax liability on outside basis differences of the foreign subsidiaries of Electronic Data Systems Corporation ("EDS") at acquisition. HP also recorded an increase to goodwill as a result of currency translation related to an acquired subsidiary whose functional currency is not the U.S. dollar. These increases to goodwill were partially offset by tax adjustments primarily related to tax deductible stock-based awards for certain acquisitions for which the acquisition date preceded the effective date of the new accounting standard for business combinations.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions for each of the following fiscal years ended October 31 are composed of:

	2011			2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$6,346	$(2,376)	$3,970	$7,075	$(3,436)	$3,639
Developed and core technology and patents	7,226	(1,944)	5,282	3,797	(1,418)	2,379
Product trademarks	336	(121)	215	199	(92)	107

Total amortizable purchased intangible assets	13,908	(4,441)	9,467	11,071	(4,946)	6,125
IPR&D	9	—	9	301	—	301
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$15,339	(4,441)	10,898	$12,794	$(4,946)	$7,848

        For fiscal 2011, HP recorded approximately $4.7 billion of purchased intangible assets and IPR&D related to acquisitions based on its preliminary estimated fair value of the assets acquired and liabilities assumed. For fiscal 2010, HP recorded approximately $2.7 billion of purchased intangible assets and IPR&D related to acquisitions based on its preliminary estimated fair value of the assets acquired and liabilities assumed. During fiscal 2011, HP reclassified approximately $290 million of IPR&D as developed technology.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Goodwill and Purchased Intangible Assets (Continued)

        At October 31, 2011 and at October 31, 2010, $4.7 billion and $2.5 billion, respectively, of intangible assets reached the end of their amortizable periods. The tables above reflect the elimination of the cost and accumulated amortization of such assets.

        HP also performed its annual impairment test for all other reporting units and for the indefinite-lived Compaq trade name. As a result of the analysis, HP concluded that no impairment of goodwill existed as of August 1, 2011, apart from the impairment in the webOS device business discussed above. There was no impairment of goodwill and indefinite-lived intangible assets as of August 1, 2010. However, future impairment tests could result in a charge to earnings. The excess of fair value over carrying value for the indefinite-lived Compaq trade name is approximately $144 million as of August 1, 2011, the annual testing date. In order to evaluate the sensitivity of the fair value calculation, we applied a hypothetical 10% decrease to the fair value of the intangible, which resulted in an excess of fair value over carrying value of approximately $13 million. In addition, if a future change in HP's branding strategy resulted in the reclassification of the Compaq trade name from an indefinite-lived intangible to a definite-lived intangible, there would be a significant decrease in the fair value of the asset.

        HP will continue to evaluate goodwill and indefinite-lived intangibles on an annual basis as of the beginning of its fourth fiscal quarter, or whenever events, changes in circumstances or changes in management's business strategy indicate that there may be a potential indicator of impairment.

        The finite-lived purchased intangible assets consist of customer contracts, customer lists and distribution agreements, which have weighted-average useful lives of 8 years, and developed and core technology, patents and product trademarks, which have weighted-average useful lives of 7 years.

        Estimated future amortization expense related to finite-lived purchased intangible assets at October 31, 2011 is as follows:

Fiscal year:	In millions
2012	$1,885
2013	1,732
2014	1,410
2015	1,237
2016	1,073
Thereafter	2,130

Total	$9,467

Note 8: Restructuring Charges

        HP records restructuring charges associated with management-approved restructuring plans to either reorganize one or more of HP's business segments, or to remove duplicative headcount and infrastructure associated with one or more business acquisitions. Restructuring charges can include severance costs to eliminate a specified number of employee positions, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation cost. Restructuring charges are recorded based upon planned employee termination dates and site closure and consolidation plans. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Restructuring Charges (Continued)

multi-year period. HP records the short-term portion of the restructuring liability in Accrued restructuring and the long-term portion in Other liabilities in the Consolidated Balance Sheets.

  Fiscal 2010 Acquisitions

        In connection with the acquisitions of Palm and 3Com in fiscal 2010, HP's management approved and initiated plans to restructure the operations of the acquired companies, including severance for employees, contract cancellation costs, costs to vacate duplicative facilities and other items. The total expected combined cost of the plans is $121 million, which includes $33 million of additional restructuring costs recorded in the fourth quarter of fiscal 2011 in connection with HP's decision to wind down the webOS device business. As of October 31, 2011, HP had recorded the majority of the costs of the plans based upon the anticipated timing of planned terminations and facility closure costs. With respect to the Palm plan, no further restructuring charges are anticipated, and the majority of the remaining costs are expected to be paid out through fiscal 2012. The remaining costs pertaining to the 3Com plan are expected to be paid out through fiscal 2016 as fixed lease payments are made.

  Fiscal 2010 ES Restructuring Plan

        On June 1, 2010, HP's management announced a plan to restructure its enterprise services business, which includes its Infrastructure Technology Outsourcing, Business Process Outsourcing and Application Services business units. The multi-year restructuring program includes plans to consolidate commercial data centers, tools and applications. The total expected cost of the plan that will be recorded as restructuring charges is approximately $1.0 billion, and includes severance costs to eliminate approximately 9,000 positions and infrastructure charges. As of October 31, 2011, HP had recorded the majority of the severance costs. HP expects to record the majority of the infrastructure charges through fiscal 2012. The timing of the charges is based upon planned termination dates and site closure and consolidation plans. The majority of the associated cash payments are expected to be paid out through the fourth quarter of fiscal 2012. As of October 31, 2011, approximately 5,700 positions have been eliminated with the remaining anticipated over the next 12 months.

  Fiscal 2009 Restructuring Plan

        In May 2009, HP's management approved and initiated a restructuring plan to structurally change and improve the effectiveness of the Imaging and Printing Group ("IPG"), the Personal Systems Group ("PSG"), and Enterprise Servers, Storage and Networking ("ESSN") businesses. The total expected cost of the plan was $294 million in severance-related costs associated with the planned elimination of approximately 4,400 positions. As of October 31, 2011, all planned eliminations had occurred and the majority of the restructuring costs have been paid out.

  Fiscal 2008 HP/EDS Restructuring Plan

        In connection with the acquisition of EDS on August 26, 2008, HP's management approved and initiated a restructuring plan to combine and align HP's services businesses, eliminate duplicative overhead functions and consolidate and vacate duplicative facilities. The restructuring plan is expected to be implemented over four years from the acquisition date at a total expected cost of $3.4 billion. Approximately $1.5 billion of the expected costs were associated with pre-acquisition EDS and were reflected in the fair value of purchase consideration of EDS. These costs are subject to change based

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Restructuring Charges (Continued)

on the actual costs incurred. The remaining costs are primarily associated with HP and will be recorded as a restructuring charge.

        The restructuring plan includes severance costs related to eliminating approximately 25,000 positions. As of October 31, 2011, all planned eliminations had occurred and the vast majority of the associated severance costs had been paid out. The infrastructure charges in the restructuring plan include facility closure and consolidation costs and the costs associated with early termination of certain contractual obligations. HP has recorded the majority of these costs based upon the execution of site closure and consolidation plans. The associated cash payments are expected to be paid out through fiscal 2016.

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the twelve months ended October 31, 2011 were as follows:

						As of October 31, 2011
	Balance, October 31, 2010	Fiscal year 2011 charges	Cash payments	Non-cash settlements and other adjustments	Balance, October 31, 2011	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2010 acquisitions	$44	$51	$(36)	$—	$59	$114	$121
Fiscal 2010 ES Plan:
Severance	$620	$93	$(229)	$9	$493	$723	$724
Infrastructure	4	173	(170)	(4)	3	193	268

Total ES Plan	$624	$266	$(399)	$5	$496	$916	$992
Fiscal 2009 Plan	$57	$2	$(54)	$(5)	$—	$294	$294
Fiscal 2008 HP/EDS Plan:
Severance	$75	$45	$(110)	$(10)	$—	$2,190	$2,190
Infrastructure	408	281	(404)	(27)	258	974	1,167

Total HP/EDS Plan	$483	$326	$(514)	$(37)	$258	$3,164	$3,357

Total restructuring plans	$1,208	$645	$(1,003)	$(37)	$813	$4,488	$4,764

        At October 31, 2011 and October 31, 2010, HP included the long-term portion of the restructuring liability of $159 million and $297 million, respectively, in Other liabilities, and the short-term portion of $654 million and $911 million, respectively, in Accrued restructuring in the accompanying Consolidated Balance Sheets.

Note 9: Fair Value

        HP determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

        Valuation techniques used by HP are based upon observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect HP's assumptions about market participant assumptions based on the best information available.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Fair Value (Continued)

Observable inputs are the preferred basis of valuation. These two types of inputs create the following fair value hierarchy:

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2011				As of October 31, 2010
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$5,120	$—	$5,120	$—	$6,598	$—	$6,598
Money market funds	236	—	—	236	971	—	—	971
Marketable equity securities	120	2	—	122	11	3	—	14
Foreign bonds	7	376	—	383	8	365	—	373
Corporate bonds and other debt securities	3	2	48	53	3	6	50	59
Derivatives:
Interest rate contracts	—	593	—	593	—	735	—	735
Foreign exchange contracts	—	269	35	304	—	150	32	182
Other derivatives	—	25	6	31	—	5	6	11

Total Assets	$366	$6,387	$89	$6,842	$993	$7,862	$88	$8,943

Liabilities
Derivatives:
Interest rate contracts	$—	$71	$—	$71	$—	$89	$—	$89
Foreign exchange contracts	—	823	9	832	—	880	10	890
Other derivatives	—	1	—	1	—	—	—	—

Total Liabilities	$—	$895	$9	$904	$—	$969	$10	$979

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments at fair value as of October 31, 2011 and October 31, 2010 were as follows:

	October 31, 2011				October 31, 2010
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Cash Equivalents
Time deposits	$5,112	$—	$—	$5,112	$6,590	$—	$—	$6,590
Money market funds	236	—	—	236	971	—	—	971

Total cash equivalents	5,348	—	—	5,348	7,561	—	—	7,561

Available-for-Sale Investments
Debt securities:
Time deposits	8	—	—	8	8	—	—	8
Foreign bonds	317	66	—	383	315	58	—	373
Corporate bonds and other debt securities	74	—	(21)	53	89	—	(30)	59

Total debt securities	399	66	(21)	444	412	58	(30)	440

Equity securities in public companies	114	4	—	118	5	4	—	9

Total cash equivalents and available-for-sale investments	$5,861	$70	$(21)	$5,910	$7,978	$62	$(30)	$8,010

        Cash equivalents consist of investments in time deposits, commercial paper and money market funds with original maturities of three months or less. Interest income related to cash and cash equivalents was approximately $167 million in fiscal 2011, $111 million in fiscal 2010 and $119 million in fiscal 2009. Time deposits were primarily issued by institutions outside the U.S. as of October 31, 2011 and October 31, 2010. Available-for-sale securities consist of short-term investments which mature within twelve months or less and long-term investments with maturities greater than twelve months. Investments primarily include institutional bonds, equity securities in public companies, fixed-interest securities and time deposits. HP estimates the fair values of its investments based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that will be realized in the future.

        The gross unrealized loss as of October 31, 2011 was due primarily to declines in certain debt securities of $21 million that has been in a continuous loss position for more than twelve months. The gross unrealized loss as of October 31, 2010 was due primarily to declines in the fair value of certain debt securities and included $28 million that had been in a continuous loss position for more than twelve months. HP does not intend to sell these debt securities, and it is not likely that HP will be required to sell these debt securities prior to the recovery of the amortized cost. In fiscal 2011, HP

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

recognized an insignificant impairment charge associated with debt securities. In fiscal years 2010 and 2009, HP recognized an impairment charge of $12 million and $24 million, respectively, on total investments.

        Contractual maturities of short-term and long-term investments in available-for-sale debt securities at October 31, 2011 were as follows:

	October 31, 2011
	Cost	Estimated Fair Value
	In millions
Due in one to five years	$80	$59
Due in more than five years	319	385

	$399	$444

        A summary of the carrying values and balance sheet classification of all short-term and long-term investments in debt and equity securities as of October 31, 2011 and October 31, 2010 was as follows:

	October 31, 2011	October 31, 2010
	In millions
Available-for-sale debt securities	$—	$5

Included in Other current assets	—	5

Available-for-sale debt securities	444	435
Available-for-sale equity securities	118	9
Equity securities in privately-held companies	48	154
Other investments	8	9

Included in long-term financing receivables and other assets	$618	$607

Total investments	$618	$612

        Equity securities in privately held companies include cost basis and equity method investments. Other investments include marketable trading securities. HP includes gains or losses from changes in fair value of these securities, offset by losses or gains on the related liabilities, in Interest and other, net, in HP's Consolidated Statements of Earnings. The net impact associated with these securities was not material in fiscal years 2011 and 2010, respectively.

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

        As a result of the use of derivative instruments, HP is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, HP has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and HP maintains dollar risk limits that correspond to each institution's credit rating and other factors. HP's established policies and procedures for mitigating credit risk on principal transactions and short-term cash include reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. Master agreements with counterparties include master netting arrangements as further mitigation of credit exposure to counterparties. These arrangements permit HP to net amounts due from HP to a counterparty with amounts due to HP from the same counterparty.

        To further mitigate credit exposure to counterparties, HP may enter into collateral security arrangements with its counterparties. These arrangements require HP to post collateral or to hold collateral from counterparties when the derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. Such funds are generally transferred within two business days. As of October 31, 2011, HP had posted $96 million associated with the counterparties under these collateralized arrangements. Collateral amounts as of October 31, 2010 were not material.

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

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expense, and intercompany lease loan denominated in currencies other

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within twelve months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During fiscal years 2011, 2010 and 2009, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statements of Earnings. As of October 31, 2011 and 2010, the portion of hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in fiscal years 2011, 2010 and 2009.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Consolidated Balance Sheets

        As discussed in Note 9, HP estimates the fair values of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Consolidated Balance Sheets was recorded as follows:

	As of October 31, 2011					As of October 31, 2010
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$10,075	$30	$508	$—	$—	$8,575	$—	$656	$—	$—
Cash flow hedges:
Foreign exchange contracts	21,666	192	30	324	126	16,862	98	20	503	83
Net investment hedges:
Foreign exchange contracts	1,556	7	4	44	56	1,466	8	2	58	62

Total derivatives designated as hedging instruments	33,297	229	542	368	182	26,903	106	678	561	145

Derivatives not designated as hedging instruments
Foreign exchange contracts	13,994	66	5	244	38	13,701	51	3	129	55
Interest rate contracts(2)	2,200	—	55	—	71	2,200	—	79	—	89
Other derivatives	410	25	6	—	1	397	5	6	—	—

Total derivatives not designated as hedging instruments	16,604	91	66	244	110	16,298	56	88	129	144

Total derivatives	$49,901	$320	$608	$612	$292	$43,201	$162	$766	$690	$289

(1)
Represents the face amounts of contracts that were outstanding as of October 31, 2011 and October 31, 2010, respectively.

(2)
Represents offsetting swaps acquired through previous business combinations that were not designated as hedging instruments.

  Effect of Derivative Instruments on the Consolidated Statements of Earnings

        The before-tax effect of a derivative instrument and related hedged item in a fair value hedging relationship for fiscal years ended October 31, 2011 and October 31, 2010 was as follows:

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	2011	Hedged Item	Location	2011
		In millions			In millions
Interest rate contracts	Interest and other, net	$(119)	Fixed-rate debt	Interest and other, net	$128

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	2010	Hedged Item	Location	2010
		In millions			In millions
Interest rate contracts	Interest and other, net	$316	Fixed-rate debt	Interest and other, net	$(299)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for fiscal years 2011 and 2010 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)		Gain Recognized in Income on Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	2011	Location	2011	Location	2011
	In millions		In millions		In millions
Cash flow hedges:
Foreign exchange contracts	$(278)	Net revenue	$(616)	Net revenue	$—
Foreign exchange contracts	41	Cost of products	38	Cost of products	—
Foreign exchange contracts	2	Other operating expenses	4	Other operating expenses	—
Foreign exchange contracts	(116)	Interest and other, net	(91)	Interest and other, net	—
Foreign exchange contracts	(23)	Net revenue	7	Interest and other, net	4

Total cash flow hedges	$(374)		$(658)		$4

Net investment hedges:
Foreign exchange contracts	$(52)	Interest and other, net	$—	Interest and other, net	$—

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)		Gain Recognized in Income on Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	2010	Location	2010	Location	2010
	In millions		In millions		In millions
Cash flow hedges:
Foreign exchange contracts	$273	Net revenue	$325	Net revenue	$—
Foreign exchange contracts	50	Cost of products	80	Cost of products	—
Foreign exchange contracts	1	Other operating expenses	—	Other operating expenses	—
Foreign exchange contracts	20	Interest and other, net	—	Interest and other, net	—
Foreign exchange contracts	25	Net revenue	26	Interest and other, net	9

Total cash flow hedges	$369		$431		$9

Net investment hedges:
Foreign exchange contracts	$(82)	Interest and other, net	$—	Interest and other, net	$—

        As of October 31, 2011, HP expects to reclassify an estimated net accumulated other comprehensive loss of approximately $45 million, net of taxes, to earnings in the next twelve months

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Earnings for fiscal years 2011 and 2010 were as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	2011
		In millions
Foreign exchange contracts	Interest and other, net	$(117)
Other derivatives	Interest and other, net	19
Interest rate contracts	Interest and other, net	(6)

Total		$(104)

	Gain (Loss) Recognized in Income on Derivative
	Location	2010
		In millions
Foreign exchange contracts	Interest and other, net	$(764)
Other derivatives	Interest and other, net	8
Interest rate contracts	Interest and other, net	6

Total		$(750)

  Other Financial Instruments

        For the balance of HP's financial instruments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's short- and long-term debt was approximately $31.1 billion at October 31, 2011, compared to a carrying value of $30.6 billion at that date. The estimated fair value of HP's short- and long-term debt was approximately $22.5 billion at October 31, 2010, compared to a carrying value of $22.3 billion at that date. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

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

	2011	2010
	In millions
Minimum lease payments receivable	$7,721	$7,094
Unguaranteed residual value	233	212
Unearned income	(647)	(596)

Financing receivables, gross	7,307	6,710
Allowance for doubtful accounts	(130)	(140)

Financing receivables, net	7,177	6,570
Less current portion	(3,162)	(2,986)

Amounts due after one year, net	$4,015	$3,584

        As of October 31, 2011, scheduled maturities of HP's minimum lease payments receivable were as follows for the following fiscal years ended October 31:

	2012	2013	2014	2015	Thereafter	Total
Scheduled maturities of minimum lease payments receivable	$3,518	$2,256	$1,257	$517	$173	$7,721

        Equipment leased to customers under operating leases was $4.0 billion at October 31, 2011 and $3.5 billion at October 31, 2010 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $1.3 billion at October 31, 2011 and $1.0 billion at October 31, 2010. As of October 31, 2011, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows for the following fiscal years ended October 31:

	2012	2013	2014	2015	Thereafter	Total
Minimum future rentals on non-cancelable operating leases	$1,273	$801	$414	$152	$42	$2,682

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Financing Receivables and Operating Leases (Continued)

        The credit risk profile of the gross financing receivables, based on internally assigned ratings, was as follows for the following fiscal years ended October 31:

Risk Rating	2011	2010
	In millions
Low	$4,261	$3,793
Moderate	2,989	2,829
High	57	88

Total	$7,307	$6,710

        Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB- or higher, while accounts rated moderate risk would generally be the equivalent of BB+ or lower. HP closely monitors accounts rated high risk and based upon impairment analysis, specific reserves may have been established against a portion of these leases.

        The allowance for doubtful accounts balance is comprised of a general reserve, which is determined based on a percentage of the financing receivables balance, and a specific reserve, which is established for certain leases with identified exposures, such as customer default, bankruptcy or other events, that make it unlikely that HP will recover its investment in the lease. The general reserve percentages are maintained on a regional basis and are based on several factors, which include consideration of historical credit losses and portfolio delinquencies, trends in the overall weighted-average risk rating of the portfolio, and information derived from competitive benchmarking.

        The allowance for doubtful accounts and the related financing receivables were as follows for the following fiscal years ended October 31:

Allowance for doubtful accounts	2011
In millions
Balance, beginning of period	$140
Additions to allowance	58
Deductions, net of recoveries	(68)

Balance, end of period	$130

	2011	2010
	In millions
Allowance for financing receivables individually evaluated for loss	$35	$53
Allowance for financing receivables collectively evaluated for loss	95	87

Total	$130	$140

Gross financing receivables individually evaluated for loss	$157	$271
Gross financing receivables collectively evaluated for loss	7,150	6,439

Total	$7,307	$6,710

        Accounts are generally put on non-accrual status (cessation of interest accrual) when they reach 90 days past due. In certain circumstances, such as when the delinquency is deemed to be of an

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Financing Receivables and Operating Leases (Continued)

administrative nature, accounts may still accrue interest when they reach 90 days past due. A write-off or specific reserve is generally recorded when an account reaches 180 days past due. Total financing receivables on non-accrual status were $157 million and $271 million at October 31, 2011 and 2010, respectively. Total financing receivables greater than 90 days past due and still accruing interest were $71 million and $83 million at October 31, 2011 and 2010, respectively.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Guarantees (Continued)

        The changes in HP's aggregate product warranty liabilities were as follows for the following fiscal years ended October 31:

	2011	2010
	In millions
Product warranty liability at beginning of year	$2,447	$2,409
Accruals for warranties issued	2,657	2,689
Adjustments related to pre-existing warranties (including changes in estimates)	(33)	(53)
Settlements made (in cash or in kind)	(2,620)	(2,598)

Product warranty liability at end of year	$2,451	$2,447

Note 13: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows for the following fiscal years ended October 31:

	2011		2010
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Commercial paper	$3,215	0.4%	$4,432	0.3%
Current portion of long-term debt	4,345	2.4%	2,216	2.2%
Notes payable to banks, lines of credit and other	523	2.9%	398	1.5%

	$8,083		$7,046

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $355 million and $348 million at October 31, 2011 and 2010, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows for the following fiscal years ended October 31:

	2011	2010
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.505% in June 2002 at 6.5%, due July 2012	$500	$500
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, due March 2012	600	600
$900 issued at discount to par at a price of 99.938% in February 2007 at 5.25%, due March 2012	900	900
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,500 issued at discount to par at a price of 99.921% in March 2008 at 4.5%, due March 2013	1,500	1,499
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, due March 2014	1,996	1,994
$275 issued at par in February 2009 at three-month USD LIBOR plus 1.75%, paid February 2011	—	275
$1,000 issued at discount to par at a price of 99.956% in February 2009 at 4.25%, due February 2012	1,000	1,000
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

	2011	2010
	In millions
2009 Shelf Registration Statement:
$750 issued at par in May 2009 at three-month USD LIBOR plus 1.05%, paid May 2011	—	750
$1,000 issued at discount to par at a price of 99.967% in May 2009 at 2.25%, paid May 2011	—	1,000
$250 issued at discount to par at a price of 99.984% in May 2009 at 2.95%, due August 2012	250	250
$800 issued at par in September 2010 at three-month USD LIBOR plus 0.125%, due September 2012	800	800
$1,100 issued at discount to par at a price of 99.921% in September 2010 at 1.25% due September 2013	1,099	1,099
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125% due September 2015	1,099	1,099
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2% due December 2015	650	—
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75% due December 2020	1,348	—
$1,750 issued at par in May 2011 at three month USD LIBOR plus 0.28%, due May 2013	1,750	—
$500 issued at par in May 2011 at three month USD LIBOR plus 0.4%, due May 2014	500	—
$500 issued at discount to par at a price of 99.971% in May 2011 at 1.55%, due May 2014	500	—
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	—
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	—
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, due March 2015	750	—
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0% , due September 2016	1,297	—
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375% due September 2021	998	—
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0% due September 2041	1,198	—
$350 issued at par in September 2011 at three-month USD LIBOR plus 1.55%, due September 2014	350	—

	24,082	14,515

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

	2011	2010
	In millions
EDS Senior Notes
$1,100 issued June 2003 at 6.0%, due August 2013	1,120	1,130
$300 issued October 1999 at 7.45%, due October 2029	315	315

	1,435	1,445

Other, including capital lease obligations, at 0.60%-8.63%, due in calendar years 2012-2024	836	845
Fair value adjustment related to hedged debt	543	669
Less: current portion	(4,345)	(2,216)

Total long-term debt	$22,551	$15,258

        As disclosed in Note 10 to the Consolidated Financial Statements, HP uses interest rate swaps to mitigate the market risk exposures in connection with certain fixed interest global notes to achieve primarily U.S. dollar LIBOR-based floating interest expense. The table above does not reflect the interest rate swap impact on the interest rate.

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

        HP's Board of Directors has approved a $16.0 billion U.S. commercial paper program. HP's subsidiaries are authorized to issue up to an additional $1.0 billion of commercial paper, of which $500 million of capacity is currently available to be used by Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, for its Euro Commercial Paper/Certificate of Deposit Programme.

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

        In August 2011, HP entered in to a new £5.0 billion ($8.1 billion) 364-day senior unsecured bridge term loan agreement (the "Bridge Facility") to support the funding of the Autonomy acquisition. Under the terms of the Bridge Facility, the amount of credit available declines in an amount equal to the proceeds of any future issuance by HP of certain equity securities or the incurrence by HP of certain indebtedness. As of October 31, 2011, £2.2 billion ($3.6 billion) in borrowing capacity remained available under the Bridge Facility. The Bridge Facility was terminated in November 2011.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

        Within Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of October 31, 2011, the carrying value of the assets approximated the carrying value of the borrowings of $247 million.

        As of October 31, 2011, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2009 Shelf Registration Statement. As of that date, HP also had up to approximately $14.6 billion of available borrowing resources, including $13.3 billion under its commercial paper programs, approximately $1.3 billion relating to uncommitted lines of credit, and £2.2 billion ($3.6 billion) under the Bridge Facility.

        Aggregate future maturities of long-term debt at face value (excluding a fair value adjustment related to hedged debt of $543 million, a premium on debt issuance of $35 million, and a discount on debt issuance of $21 million) were as follows at October 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
	In millions
Aggregate future maturities of debt outstanding including capital lease obligations	$4,312	$5,685	$5,067	$1,858	$2,955	$6,462	$26,339

        Interest expense on borrowings was approximately $551 million in fiscal 2011, $417 million in fiscal 2010 and $597 million in fiscal 2009.

Subsequent Event

        On December 9, 2011, HP issued $3 billion of U.S. Dollar Global Notes under the 2009 Shelf Registration Statement. The Global Notes consisted of fixed rate notes at market rates with maturities of three, five and ten years from the date of issuance.

Note 14: Taxes on Earnings

        The domestic and foreign components of earnings were as follows for the following fiscal years ended October 31:

	2011	2010	2009
	In millions
U.S.	$3,039	$4,027	$2,569
Non-U.S.	5,943	6,947	6,846

	$8,982	$10,974	$9,415

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        The provision for (benefit from) taxes on earnings was as follows for the following fiscal years ended October 31:

	2011	2010	2009
	In millions
U.S. federal taxes:
Current	$390	$484	$47
Deferred	(590)	231	956
Non-U.S. taxes:
Current	1,177	1,345	1,156
Deferred	611	21	(356)
State taxes:
Current	141	187	173
Deferred	179	(55)	(221)

	$1,908	$2,213	$1,755

        The significant components of deferred tax assets and deferred tax liabilities were as follows for the following fiscal years ended October 31:

	2011		2010
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss carryforwards	$9,793	$—	$9,832	$—
Credit carryforwards	2,739	—	733	—
Unremitted earnings of foreign subsidiaries	—	8,209	—	7,529
Inventory valuation	236	12	153	10
Intercompany transactions—profit in inventory	418	—	514	1
Intercompany transactions—excluding inventory	1,529	—	2,339	—
Fixed assets	255	63	163	15
Warranty	747	—	723	48
Employee and retiree benefits	1,819	18	2,800	29
Accounts receivable allowance	262	2	290	9
Capitalized research and development	294	—	597	—
Purchased intangible assets	125	2,738	11	1,885
Restructuring	233	—	404	13
Equity investments	58	6	59	—
Deferred revenue	1,025	38	975	24
Other	2,296	233	1,587	251

Gross deferred tax assets and liabilities	21,829	11,319	21,180	9,814
Valuation allowance	(9,057)	—	(8,755)	—

Total deferred tax assets and liabilities	$12,772	$11,319	$12,425	$9,814

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the following fiscal years ended October 31:

	2011	2010
	In millions
Current deferred tax assets	$5,374	$5,833
Current deferred tax liabilities	(41)	(53)
Long-term deferred tax assets	1,283	2,070
Long-term deferred tax liabilities	(5,163)	(5,239)

Total deferred tax assets net of deferred tax liabilities	$1,453	$2,611

        As of October 31, 2011, HP had $2.1 billion, $4.9 billion and $30.2 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in each of these respective totals will begin to expire in fiscal 2012. HP also has a capital loss carryforward of approximately $287 million which will begin to expire in fiscal 2012. HP has provided a valuation allowance of $132 million for deferred tax assets related to federal and state net operating losses, $106 million for deferred tax assets related to capital loss carryforwards and $8.5 billion for deferred tax assets related to foreign net operating loss carryforwards that HP does not expect to realize.

        As of October 31, 2011, HP had recorded deferred tax assets for various tax credit carryforwards of $2.7 billion. This amount includes $1.9 billion of U.S. foreign tax credit carryforwards which begin to expire in fiscal 2013 and against which HP has recorded a valuation allowance of $47 million. HP had alternative minimum tax credit carryforwards of $25 million, which do not expire, and U.S. research and development credit carryforwards of $517 million, which will begin to expire in fiscal 2020. HP also had tax credit carryforwards of $331 million in various states and foreign countries for which HP has provided a valuation allowance of $197 million to reduce the related deferred tax asset. These credits will begin to expire in fiscal 2012.

        Gross deferred tax assets at October 31, 2011, 2010 and 2009 were reduced by valuation allowances of $9.1 billion, $8.8 billion and $8.7 billion, respectively. Total valuation allowances increased by $307 million in fiscal 2011, associated with various net operating losses, tax credits and other deferred tax assets. Valuation allowances increased by $77 million in fiscal 2010, consisting of $106 million associated with federal capital loss carryovers, and a net $29 million decrease associated with various net operating loss carryovers and credits. Valuation allowances increased by $6.9 billion in fiscal 2009, consisting of $7.0 billion associated with foreign net operating loss carryovers arising in fiscal 2009 associated with internal restructuring transactions, reduced by $100 million associated with state and foreign net operating losses.

        Net excess tax benefits resulting from the exercise of employee stock options and other employee stock programs are recorded as an increase in stockholders' equity and were approximately $128 million in fiscal 2011, $300 million in fiscal 2010, and $163 million in fiscal 2009.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        The differences between the U.S. federal statutory income tax rate and HP's effective tax rate were as follows for the following fiscal years ended October 31:

	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.5	1.3	0.9
Lower rates in other jurisdictions, net	(24.0)	(18.3)	(12.2)
Research and development credit	(0.6)	(0.1)	(0.5)
Foreign net operating loss	—	—	(4.1)
Valuation allowance	5.2	0.8	(0.6)
Accrued taxes due to post-acquisition integration	—	—	0.6
Nondeductible goodwill	3.4	—	—
Other, net	1.7	1.5	(0.5)

	21.2%	20.2%	18.6%

        The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Singapore, the Netherlands, China, Ireland and Puerto Rico. HP plans to reinvest some of the earnings of these jurisdictions indefinitely outside the United States and therefore has not provided U.S. taxes on those indefinitely reinvested earnings.

        In fiscal 2011, HP recorded $325 million of net income tax charges related to items unique to the year. These amounts included $468 million of tax charges for increases to foreign and state valuation allowances, offset by $78 million of income tax benefits for adjustments to prior year foreign income tax accruals, $63 million of income tax benefits for uncertain tax position reserve adjustments and settlement of tax audit matters, and $2 million of tax benefits associated with miscellaneous prior period items.

        In fiscal 2010, HP recorded $26 million of net income tax benefits related to items unique to the year. These amounts included adjustments to prior year foreign income tax accruals and credits, settlement of tax audit matters, valuation allowance adjustments and other miscellaneous discrete items.

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

        As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2024. The gross income tax benefits attributable to these actions and investments were estimated to be $1.3 billion (approximately $0.62 basic earnings per share) in fiscal year 2011, $966 million (approximately $0.41 basic earnings per share) in fiscal year 2010 and $853 million (approximately $0.35 basic earnings per share) in fiscal year 2009. The gross income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        The total amount of gross unrecognized tax benefits was $2.1 billion as of October 31, 2011. A reconciliation of unrecognized tax benefits is as follows:

Balance at October 31, 2008	$2,333
Increases:
For current year's tax positions	115
For prior years' tax positions	626
Decreases:
For prior years' tax positions	(762)
Statute of limitations expiration	(293)
Settlements with taxing authorities	(131)

Balance at October 31, 2009	$1,888

Increases:
For current year's tax positions	27
For prior years' tax positions	347
Decreases:
For prior years' tax positions	(120)
Statute of limitations expiration	(1)
Settlements with taxing authorities	(56)

Balance at October 31, 2010	$2,085

Increases:
For current year's tax positions	384
For prior years' tax positions	426
Decreases:
For prior years' tax positions	(159)
Statute of limitations expiration	(20)
Settlements with taxing authorities	(598)

Balance at October 31, 2011	$2,118

        Up to $1.1 billion, $1.0 billion and $950 million of HP's unrecognized tax benefits at October 31, 2011, 2010 and 2009, respectively, would affect HP's effective tax rate if realized.

        HP recognizes interest income from favorable settlements and income tax receivables and interest expense and penalties accrued on unrecognized tax benefits within income tax expense. As of October 31, 2011, HP had accrued a net $205 million payable for interest and penalties. During fiscal 2011, HP recognized net interest expense net of tax on net deficiencies of $24 million.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any IRS audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $249 million within the next 12 months.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        HP is subject to income tax in the United States and approximately 80 foreign countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. The IRS began an audit of HP's 2008 income tax returns in 2010 and began its audit of HP's 2009 income tax returns during 2011. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent's Reports ("RAR") for its fiscal 2001, 2002, 2006 and 2007 tax years. The proposed IRS adjustments for these tax years would, if sustained, reduce the benefits of tax refund claims HP has filed for net operating loss carrybacks to earlier fiscal years and tax credit carryforwards to subsequent years by approximately $557 million. HP has filed petitions with the United States Tax Court regarding certain proposed IRS adjustments regarding tax years 1999 through 2003 and is continuing to contest additional adjustments proposed by the IRS for other tax years. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in tax benefits that could result from the IRS actions. With respect to major foreign and state tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999. HP believes that adequate accruals have been provided for all open tax years.

        Tax years of EDS through 2002 have been audited by the IRS, and all proposed adjustments have been resolved. The IRS is currently auditing EDS's tax years 2007 and the short period ended August 26, 2008. EDS has received RAR's for exam years 2003, 2004, 2005 and 2006, proposing total tax deficiencies of $110 million, including $30 million of reduction in carrybacks to prior years. HP is contesting certain issues and believes it has provided adequate reserves for any tax deficiencies or reductions in tax benefit that could result from the IRS actions.

        HP has not provided for U.S. federal income and foreign withholding taxes on $29.1 billion of undistributed earnings from non-U.S. operations as of October 31, 2011 because HP intends to reinvest such earnings indefinitely outside of the United States. If HP were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. HP will remit non-indefinitely reinvested earnings of its non-US subsidiaries for which deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and it determines that it is advantageous for business operations, tax or cash management reasons.

Note 15: Stockholders' Equity

  Dividends

        The stockholders of HP common stock are entitled to receive dividends when and as declared by HP's Board of Directors. Dividends are paid quarterly. Dividends declared were $0.40 per common share in fiscal 2011 and $0.32 per common share in each of fiscal 2010 and 2009.

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In fiscal 2011, HP executed share repurchases of 259 million shares. Repurchases of 262 million shares were settled for $10.1 billion, which included 4 million shares repurchased in transactions that were executed in fiscal 2010 but settled in fiscal 2011. HP had no shares repurchased in the fourth quarter of fiscal 2011 that will be settled in the next fiscal year. In fiscal 2010, HP executed share repurchases of 241 million shares. Repurchases of 240 million shares were settled for $11.0 billion, which included

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Stockholders' Equity (Continued)

3 million shares repurchased in transactions that were executed in fiscal 2009 but settled in fiscal 2010. In fiscal 2009, HP completed share repurchases of approximately 120 million shares. Repurchases of approximately 132 million shares were settled for $5.1 billion, which included approximately 14 million shares repurchased in transactions that were executed in fiscal 2008 but settled in fiscal 2009. The foregoing shares repurchased and settled in fiscal 2011, fiscal 2010 and fiscal 2009 were all open market repurchase transactions.

        In fiscal 2011, HP's Board of Directors authorized an additional $10 billion for future share repurchases. In fiscal 2010, HP's Board of Directors authorized an additional $18.0 billion for future share repurchases. In fiscal 2009, there was no additional authorization for future share repurchases by HP's Board of Directors. As of October 31, 2011, HP had remaining authorization of approximately $10.8 billion for future share repurchases.

Comprehensive Income

        The changes in the components of other comprehensive income, net of taxes, were as follows for the following fiscal years ended October 31:

	2011	2010	2009
	In millions
Net earnings	$7,074	$8,761	$7,660
Net change in unrealized gains on available-for-sale securities:
Change in net unrealized gains with no tax effect in fiscal 2011, net of tax of $9 million in fiscal 2010 and net of tax of $11 million in fiscal 2009	17	16	17
Net unrealized gains reclassified into earnings, with no tax effect	—	—	(1)

	17	16	16

Net change in unrealized gains (losses) on cash flow hedges:
Unrealized (losses) gains recognized in OCI, net of tax benefit of $86 million in fiscal 2011, net of tax of $119 million in fiscal 2010 and net of tax benefit of $362 million in fiscal 2009	(288)	250	(540)
Losses (gains) reclassified into income, net of tax benefit of $210 million in fiscal 2011, net of tax of $149 million in fiscal 2010 and net of tax of $187 million in fiscal 2009	448	(282)	(431)

	160	(32)	(971)

Net change in cumulative translation adjustment, net of tax of $20 million in fiscal 2011, net of tax of $31 million in fiscal 2010 and net of tax of $227 million in fiscal 2009	46	28	304
Net change in unrealized components of defined benefit plans, net of tax benefit of $229 million in fiscal 2011, $83 million in fiscal 2010 and $905 million in fiscal 2009	116	(602)	(2,531)

Comprehensive income	$7,413	$8,171	$4,478

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss, net of taxes, were as follows for the following fiscal years ended October 31:

	2011	2010	2009
	In millions
Net unrealized gain on available-for-sale securities	$37	$20	$4
Net unrealized loss on cash flow hedges	(41)	(201)	(169)
Cumulative translation adjustment	(385)	(431)	(459)
Unrealized components of defined benefit plans	(3,109)	(3,225)	(2,623)

Accumulated other comprehensive loss	$(3,498)	$(3,837)	$(3,247)

Note 16: Retirement and Post-Retirement Benefit Plans

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

        Following the acquisition of EDS on August 26, 2008, HP announced that it was modifying the EDS U.S. qualified and non-qualified plans for employees accruing benefits under those plans. Effective January 1, 2009, EDS employees in the U.S. ceased accruing pension benefits, and the final pension benefit for EDS employees who retire on and after that date will be calculated based on pay and service through December 31, 2008.

        Effective October 30, 2009, the EDS U.S. qualified pension plan was also merged into the HP Pension Plan. The EDS U.S. qualified pension plan, like the Cash Account Pension Plan and the Retirement Plan, remains a separate sub-plan within the HP Pension Plan for purposes of determining benefit amounts. As a result, the merger had no impact on the separate benefit structures of the plans.

        HP reduces the benefit payable to a U.S. employee under the Retirement Plan for service before 1993, if any, by any amounts due to the employee under HP's frozen defined contribution Deferred Profit-Sharing Plan (the "DPSP"). HP closed the DPSP to new participants in 1993. The DPSP plan obligations are equal to the plan assets and are recognized as an offset to the Pension Plan when HP calculates its defined benefit pension cost and obligations. The fair value of plan assets and projected

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

benefit obligations for the U.S. defined benefit plans combined with the DPSP are as follows for the following fiscal years ended October 31:

	2011		2010
	Plan Assets	Projected Benefit Obligation	Plan Assets	Projected Benefit Obligation
	In millions
U.S. defined benefit plans	$10,662	$11,945	$9,427	$10,902
DPSP	945	945	927	927

Total	$11,607	$12,890	$10,354	$11,829

  Post-Retirement Benefit Plans

        Through fiscal 2005, substantially all of HP's U.S. employees at December 31, 2002 could become eligible for partially subsidized retiree medical benefits and retiree life insurance benefits under the Pre-2003 HP Retiree Medical Program (the "Pre-2003 Program") and certain other retiree medical programs. Plan participants in the Pre-2003 Program make contributions based on their choice of medical option and length of service. U.S. employees hired or rehired on or after January 1, 2003 may become eligible to participate in a post-retirement medical plan, the HP Retiree Medical Program, but must bear the full cost of their participation. Effective January 1, 2006, employees whose combination of age and years of service was less than 62 were no longer eligible for the subsidized Pre-2003 Program, but instead were eligible for the HP Retiree Medical Program. Employees no longer eligible for the Pre-2003 Program, as well as employees hired on or after January 1, 2003, are eligible for certain credits under the HP Retirement Medical Savings Account Plan ("RMSA Plan") upon attaining age 45. Upon retirement, former employees may use credits under the RMSA Plan for the reimbursement of certain eligible medical expenses, including premiums required for coverage under the HP Retiree Medical Program. In February 2007, HP further limited future eligibility for the Pre-2003 HP Retiree Medical Program to those employees who were within five years of satisfying the program's retirement criteria on June 30, 2007. Employees not meeting the modified program criteria may become eligible for participation in the HP Retiree Medical Program. In November 2008, HP announced that it was changing the limits on future cost-sharing for the Pre-2003 Program whereby all future cost increases will be paid by participating retirees starting in 2011. In June 2008, HP modified the RMSA Plan to provide that generally only those employees who were employed with HP as of July 31, 2008 would be eligible to receive employer credits. In September 2008, HP further modified the RMSA Plan to provide that such employees would receive employer credits only in the form of matching contributions.

        HP currently collects a retiree drug subsidy from the U.S. federal government relating to the retiree prescription drug benefits that it provides. Collecting the retiree drug subsidy is one of several alternatives under Medicare Part D that employers have in financing these benefits. In March 2010, HP decided to contract with a prescription drug plan, leveraging the employer group waiver plan process, to provide group benefits under Medicare Part D as an alternative to collecting the retiree drug subsidy. This change in retiree prescription drug financing strategy will take effect in 2013, and, due to the health care reform legislation enacted in March 2010, is expected to give HP access to greater U.S. federal subsidies over time to help pay for retiree benefits. Aside from this impact, the health care

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

reform legislation is not expected to affect the cost of HP's retiree welfare programs because the subsidy offered by HP to retiree participants is fixed.

        During fiscal year 2010, HP also announced the elimination of company-paid retiree life insurance effective January 1, 2011.

  Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $626 million in fiscal 2011, $535 million in fiscal 2010 and $568 million in fiscal 2009. U.S. employees are automatically enrolled in the Hewlett-Packard Company 401(k) Plan (the "HP 401(k) Plan") when they meet eligibility requirements, unless they decline participation. Similar to HP, EDS offered participation in defined contribution plans for U.S. and non-U.S. employees, including an EDS 401(k) Plan.

        At the time of the EDS acquisition in August 2008, the employer match for the EDS 401(k) Plan was 25% of the employee contribution based on a maximum contribution of 6% of the employee's salary. Effective January 1, 2009, U.S. employees participating in the EDS 401(k) Plan became eligible for a 4% matching contribution on eligible compensation. Similar to the HP 401(k) Plan, contributions are invested at the direction of the employee in various funds, although the EDS 401(k) Plan does not offer an HP stock fund.

        Effective April 1, 2009, HP matching contributions under both the HP 401(k) Plan and the EDS 401(k) Plan were changed to a quarterly, discretionary, performance-based match of up to a maximum of 4% of eligible compensation for all U.S. employees to be determined each fiscal quarter based on business results. HP's matching contributions for each of the subsequent quarters in fiscal 2009 and all of the quarters in fiscal 2010 were 100% of the maximum 4% match. Effective at the beginning of fiscal 2011, the quarterly employer matching contributions in the HP 401(k) Plan and the EDS 401(k) Plan were no longer discretionary, but equal to 100% of an employee's contributions, up to a maximum of 4% of eligible compensation. Effective December 31, 2010, the EDS 401(k) Plan was merged into the HP 401(k) Plan.

        Effective January 31, 2004, HP designated the HP Stock Fund, an investment option under the HP 401(k) Plan, as an employee stock ownership plan and, as a result, participants in the HP Stock Fund may receive dividends in cash or may reinvest such dividends into the HP Stock Fund. HP paid approximately $8 million, $7 million and $8 million in dividends for the HP common shares held by the HP Stock Fund in fiscal 2011, 2010 and 2009, respectively. HP records the dividends as a reduction of retained earnings in the Consolidated Statements of Stockholders' Equity. The HP Stock Fund held approximately 21 million shares of HP common stock at October 31, 2011.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

  Pension and Post-Retirement Benefit Expense

        HP's net pension and post-retirement benefit cost (gain) recognized in the Consolidated Statements of Earnings was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	In millions
Service cost	$1	$1	$27	$343	$319	$312	$9	$12	$14
Interest cost	594	578	592	694	657	619	35	47	70
Expected return on plan assets	(744)	(662)	(533)	(890)	(756)	(669)	(37)	(32)	(32)
Amortization and deferrals:
Actuarial loss (gain)	33	27	(72)	235	214	71	3	14	6
Prior service benefit	—	—	—	(14)	(11)	(9)	(83)	(87)	(78)

Net periodic benefit cost	(116)	(56)	14	368	423	324	(73)	(46)	(20)

Curtailment (gain) loss	—	—	—	—	(6)	5	—	(13)	(2)
Settlement loss (gain)	3	7	(1)	9	7	12	—	—	—
Special termination benefits	—	—	—	16	29	55	—	—	—

Net benefit (gain) cost	$(113)	$(49)	$13	$393	$453	$396	$(73)	$(59)	$(22)

        The weighted-average assumptions used to calculate net benefit cost were as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.6%	5.9%	8.0%	4.4%	5.0%	6.0%	4.4%	5.4%	8.2%
Average increase in compensation levels	2.0%	2.0%	2.0%	2.5%	2.5%	2.6%	—	—	—
Expected long-term return on assets	8.0%	8.0%	7.5%	6.8%	7.0%	6.9%	10.5%	9.5%	9.3%

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

  Funded Status

        The funded status of the defined benefit and post-retirement benefit plans was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2011	2010	2011	2010	2011	2010
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$9,427	$8,371	$12,760	$11,325	$374	$352
Acquisition/addition/(deletion) of plans	—	—	51	—	—	—
Actual return on plan assets	1,389	1,224	20	1,430	56	56
Employer contributions	279	290	458	482	24	25
Participants' contributions	—	—	65	72	55	49
Benefits paid	(424)	(440)	(450)	(366)	(115)	(108)
Settlements	(9)	(18)	(49)	(73)	—	—
Currency impact	—	—	325	(110)	—	—

Fair value—end of year	10,662	9,427	13,180	12,760	394	374

Change in benefit obligation:
Projected benefit obligation—beginning of year	$10,902	$10,034	$16,089	$14,144	$845	$992
Acquisition/addition/(deletion) of plans	—	—	36	5	9	—
Service cost	1	1	343	319	9	12
Interest cost	594	578	694	658	35	47
Participants' contributions	—	—	65	72	55	49
Actuarial loss (gain)	881	747	(632)	1,514	(23)	(120)
Benefits paid	(424)	(440)	(450)	(366)	(115)	(109)
Plan amendments	—	—	(154)	(26)	—	(28)
Curtailment	—	—	—	(12)	—	—
Settlement	(9)	(18)	(50)	(73)	—	—
Special termination benefits	—	—	16	29	—	—
Currency impact	—	—	371	(175)	1	2

Projected benefit obligation—end of year	11,945	10,902	16,328	16,089	816	845

Plan assets less than benefit obligation	(1,283)	(1,475)	(3,148)	(3,329)	(422)	(471)

Net amount recognized	$(1,283)	$(1,475)	$(3,148)	$(3,329)	$(422)	$(471)

Accumulated benefit obligation	$11,943	$10,900	$15,413	$15,204

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

        The net amounts recognized for HP's defined benefit and post-retirement benefit plans in HP's Consolidated Balance Sheets as of October 31, 2011 and October 31, 2010 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2011	2010	2011	2010	2011	2010
	In millions
Non-current assets	$—	$—	$418	$95	$—	$—
Current liability	(32)	(30)	(43)	(37)	(30)	(39)
Non-current liability	(1,251)	(1,445)	(3,523)	(3,387)	(392)	(432)

Net amount recognized	$(1,283)	$(1,475)	$(3,148)	$(3,329)	$(422)	$(471)

        The following table summarizes the pretax net experience loss (gain) and prior service benefit recognized in accumulated other comprehensive (income) loss for the company's defined benefit and post-retirement benefit plans as of October 31, 2011.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net experience loss (gain)	$1,020	$3,949	$(48)
Prior service benefit	—	(268)	(349)

Total recognized in accumulated other comprehensive loss (income)	$1,020	$3,681	$(397)

        The following table summarizes the experience loss and prior service benefit that will be amortized from accumulated other comprehensive income and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net experience loss	$43	$252	$(4)
Prior service benefit	—	(25)	(87)

Total to be recognized in accumulated other comprehensive loss (income)	$43	$227	$(91)

        The weighted-average assumptions used to calculate the benefit obligation disclosed as of the 2011 and 2010 fiscal close were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2011	2010	2011	2010	2011	2010
Discount rate	4.8%	5.6%	4.5%	4.4%	4.4%	4.4%
Average increase in compensation levels	2.0%	2.0%	2.5%	2.5%	—	—

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

        Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2011	2010	2011	2010
	In millions
Aggregate fair value of plan assets	$10,662	$9,427	$9,851	$11,907
Aggregate projected benefit obligation	$11,945	$10,902	$13,418	$15,331

        Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2011	2010	2011	2010
	In millions
Aggregate fair value of plan assets	$10,662	$9,427	$8,465	$10,529
Aggregate accumulated benefit obligation	$11,943	$10,900	$11,323	$13,140

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

  Fair Value Considerations

        The table below sets forth the fair value of our plan assets as of October 31, 2011 by asset category, using the same three-level hierarchy of fair-value inputs described in Note 9.

	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$974	$—	$—	$974	$1,140	$200	$30	$1,370	$16	$—	$—	$16
Non-U.S.	850	—	—	850	4,066	354	—	4,420	7	—	—	7
Debt securities
Corporate	—	3,031	—	3,031	2,254	694	3	2,951	—	22	—	22
Government(1)	1,801	1,331	—	3,132	810	465	—	1,275	5	22	—	27
Alternative Investments
Private Equities(2)	3	—	1,356	1,359	—	1	20	21	—	—	227	227
Hybrids	—	—	4	4	—	790	—	790	—	—	1	1
Hedge Funds	—	—	—	—	107	152	300	559	—	—	—	—
Real Estate Funds	—	—	—	—	349	138	199	686	—	—	—	—
Insurance Group Annuity Contracts	—	—	—	—	16	46	89	151	—	—	—	—
Common Collective Trusts and 103-12 Investment Entities	—	843	—	843	—	—	—	—	—	21	—	21
Registered Investment Companies(3)	206	375	—	581	—	—	—	—	69	7	—	76
Cash and Cash Equivalents(4)	(4)	68	—	64	573	8	(4)	577	—	2	—	2
Other(5)	(117)	(59)	—	(176)	217	144	19	380	(5)	—	—	(5)

Total	$3,713	$5,589	$1,360	$10,662	$9,532	$2,992	$656	$13,180	$92	$74	$228	$394

(1)
Includes debt issued by national, state and local governments and agencies.

(2)
Includes limited partnerships and venture capital partnerships.

(3)
Includes cash and cash equivalents, equities, and fixed income investments.

(4)
Includes cash and cash equivalents such as short-term marketable securities.

(5)
Includes international insured contracts, derivative instruments and unsettled transactions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

        Changes in fair value measurements of Level 3 investments during the year ended October 31, 2011, were as follows:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans									Post-Retirement Benefit Plans
	Alternative Investments			Equity	Debt Securities	Alternative Investments							Alternative Investments
	Private Equities	Hybrids	Total	US Equities	Corporate Debt	Private Equities	Hedge Funds	Real Estate	Insurance Group Annuities	Cash	Other	Total	Private Equities	Hybrids	Total
	In millions
Beginning balance at October 31, 2010	$1,034	$6	$1,040	$64	$6	$14	$231	$225	$74	$—	$2	$616	$154	$1	$155
Actual return on plan assets:
Relating to assets still held at the reporting date	127	—	127	30	—	3	(26)	(26)	17	—	—	(2)	32	—	32
Relating to assets sold during the period	154	1	155	—	—	—	—	—	—	—	(1)	(1)	18	—	18
Purchases, sales, settlements (net)	(29)	(1)	(30)	—	1	3	30	—	(18)	—	(1)	15	23	—	23
Transfers in and/or out of Level 3	70	(2)	68	(64)	(4)	—	65	—	16	(4)	19	28	—	—	—

Ending balance at October 31, 2011	$1,356	$4	$1,360	$30	$3	$20	$300	$199	$89	$(4)	$19	$656	$227	$1	$228

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

        Changes in fair value measurements of Level 3 investments during the year ended October 31, 2010, were as follows:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans								Post-Retirement Benefit Plans
	Alternative Investments			Equity	Debt Securities	Alternative Investments						Alternative Investments
	Private Equities	Hybrids	Total	US Equities	Corporate Debt	Private Equities	Hedge Funds	Real Estate	Insurance Group Annuities	Other	Total	Private Equities	Hybrids	Total
	In millions
Beginning balance at October 31, 2009	$911	$20	$931	$—	$—	$10	$49	$219	$74	$2	$354	$135	$3	$138
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—	—	(4)	—	1	26	19	3	—	45	19	(2)	17
Relating to assets sold during the period	—	—	—	—	—	—	8	3	(1)	—	10	—	—	—
Purchases, sales, settlements (net)	123	(14)	109	68	5	3	148	(16)	(2)	—	206	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	1	—	—	—	—	—	1	—	—	—

Ending balance at October 31, 2010	$1,034	$6	$1,040	$64	$6	$14	$231	$225	$74	$2	$616	$154	$1	$155

  Plan Asset Valuations

        The following is a description of the valuation methodologies used for pension plan assets measured at fair value. There have been no changes in the methodologies used during the reporting period.

        Investments in securities are valued at the closing price reported on the stock exchange in which the individual securities are traded. For corporate, government and asset-backed debt securities, fair value is based upon observable inputs of comparable market transactions. For corporate and government debt securities traded on active exchanges, fair value is based upon observable quoted prices. Underlying assets for alternative investments such as limited partnerships, joint ventures and private equities are determined by the general partner or the general partner's designee on a quarter or periodic basis. Common collective trusts, interest in 103-12 entities and registered investment companies are valued at the net asset value established by the funds sponsor, based upon fair value of the assets underlying the funds. The valuation for some of these assets requires judgment due to the absence of quoted market prices, and these assets are therefore classified as Level 3. Cash and cash equivalents includes money market accounts, which are valued based on the net asset value of the shares. Other assets were valued based upon the level of input (e.g., quoted prices, observable inputs (other than Level 1) or unobservable inputs that were significant to the fair value measurement of the assets).

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

  Plan Asset Allocations

        The weighted-average target and actual asset allocations across the HP and EDS plans at the respective measurement dates were as follows:

	U. S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
		Plan Assets			Plan Assets			Plan Assets
	2011 Target Allocation			2011 Target Allocation			2011 Target Allocation
Asset Category		2011	2010		2011	2010		2011	2010
Public equity securities		23.0%	28.2%		48.2%	57.6%		12.2%	28.9%
Private equity securities		12.8%	11.1%		6.2%	2.9%		57.9%	41.4%
Real estate and other		(1.7)%	—		8.1%	6.1%		(1.3)%	—

Equity related investments	40.0%	34.1%	39.3%	67.0%	62.5%	66.6%	68.0%	68.8%	70.3%
Public debt securities	60.0%	63.3%	55.5%	31.1%	33.2%	30.8%	30.0%	27.6%	27.0%
Cash	—	2.6%	5.2%	1.9%	4.3%	2.6%	2.0%	3.6%	2.7%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

        Outside the United States, asset allocation decisions are typically made by an independent board of trustees. As in the U.S., investment objectives are designed to generate returns that will enable the plan to meet its future obligations. In some countries, local regulations require adjustments in asset allocation, typically leading to a higher percentage in fixed income than would otherwise be deployed. HP's investment subsidiary acts in a consulting and governance role in reviewing investment strategy and providing a recommended list of investment managers for each country plan, with final decisions on asset allocation and investment managers made by local trustees.

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

        HP closed the acquisition of EDS on August 26, 2008. Effective immediately before the close of fiscal 2009, HP merged the assets of the HP and EDS U.S. pension plans. The expected return on the plan assets, used in calculating the net benefit costs, is 7.6% for fiscal 2012, which reflects the result of the most recent asset allocation study and is commensurate with the investment strategy for the merged U.S. pension plan.

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

  Future Contributions and Funding Policy

        In fiscal 2012, HP expects to contribute approximately $597 million to its pension plans and approximately $31 million to cover benefit payments to U.S. non-qualified plan participants. HP expects to pay approximately $30 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements, as established by local government, funding and taxing authorities.

  Estimated Future Benefits Payable

        HP estimates that the future benefits payable for the retirement and post-retirement plans in place were as follows at October 31, 2011:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans(1)
	In millions
Fiscal year ending October 31
2012	$490	$450	$72
2013	$489	$443	$67
2014	$505	$477	$66
2015	$534	$506	$64
2016	$576	$552	$63
Next five fiscal years to October 31, 2021	$3,336	$3,562	$286

(1)
The estimated future benefits payable for the post-retirement plans are reflected net of the expected Medicare Part D subsidy.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Commitments

        HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense was approximately $1,042 million in fiscal 2011, $1,062 million in fiscal 2010 and $1,112 million in fiscal 2009. Sublease rental income was approximately $38 million in fiscal 2011, $46 million in fiscal 2010 and $53 million in fiscal 2009.

        At October 31, 2011 and October 31, 2010, property under capital lease, which was comprised primarily of equipment and furniture, was approximately $577 million and $688 million, respectively, and was included in property, plant and equipment in the accompanying Consolidated Balance Sheets. Accumulated depreciation on the property under capital lease was approximately $454 million and $482 million, respectively, at October 31, 2011 and October 31, 2010. The related depreciation is included in depreciation expense.

        Future annual minimum lease payments, sublease rental income commitments and capital lease commitments at October 31, 2011 were as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
	In millions
Minimum lease payments	$845	$631	$529	$407	$268	$713	$3,393
Less: Sublease rental income	(34)	(27)	(21)	(15)	(10)	(3)	(110)

	$811	$604	$508	$392	$258	$710	$3,283

Capital lease commitments	$82	$81	$204	$11	$7	$38	$423
Less: Interest payments	(9)	(4)	(4)	(3)	(2)	(15)	(37)

	$73	$77	$200	$8	$5	$23	$386

        At October 31, 2011, HP had unconditional purchase obligations of approximately $2.3 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related principally to inventory and other items. Future unconditional purchase obligations at October 31, 2011 were as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
	In millions
Unconditional purchase obligations	$2,009	$138	$45	$32	$8	$65	$2,297

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP believes it has adequate provisions for any such matters, and, as of October 31, 2011, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the amounts already recognized on HP's financial statements. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

        Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit in which HP was joined on June 14, 2004 that is pending in state court in Santa Clara County, California. The lawsuit alleges that Intel Corporation ("Intel") misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The lawsuit alleges that HP aided and abetted Intel's allegedly unlawful conduct. The plaintiffs seek unspecified damages,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

restitution, attorneys' fees and costs, and certification of a nationwide class. On February 27, 2009, the court denied with prejudice plaintiffs' motion for nationwide class certification for a third time. On August 31, 2011, the California Court of Appeal reversed the trial court's denial of class certification and remanded the case back to the trial court for further proceedings. On November 23, 2011, plaintiffs filed a motion seeking to certify a nationwide class asserting claims under the California Consumers Legal Remedies Act and the California Unfair Competition Law. A hearing on plaintiffs' motion is currently scheduled for March 2, 2012.

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

  •
  Two class actions against HP and its subsidiary, Hewlett-Packard (Canada) Co., are pending in Canada, one commenced in British Columbia in February 2006 and one commenced in Ontario in June 2006, where the plaintiffs are seeking class certification, restitution, declaratory relief, injunctive relief and unspecified statutory, compensatory and punitive damages.

        On August 25, 2010, HP and the plaintiffs in In re HP Inkjet Printer Litigation, Blennis v. HP and Rich v. HP entered into an agreement to settle those lawsuits on behalf of the proposed classes, which agreement is subject to approval of the court before it becomes final. Under the terms of the proposed settlement, the lawsuits will be consolidated, and eligible class members will each have the right to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

obtain e-credits not to exceed $5 million in the aggregate for use in purchasing printers or printer supplies through HP's website. As part of the proposed settlement, HP also agreed to provide class members with additional information regarding HP inkjet printer functionality and to change the content of certain software and user guide messaging provided to users regarding the life of inkjet printer cartridges. In addition, class counsel and the class representatives will be paid attorneys' fees and expenses and stipends. On March 29, 2011, the court granted final approval of the settlement. On April 27, 2011, certain class members who objected to the settlement filed an appeal of the court's order granting final approval of the settlement.

        Goldblatt v. HP is a consumer class action filed against HP on December 1, 2011 in the United States District Court for the Northern District of California alleging that HP printers have a design defect in the software installed on the printers which could allow hackers and unauthorized users to gain access to the printers, steal personal and confidential information from consumers and otherwise control and cause physical damage to the printers. The plaintiff also alleges that HP was aware of this security vulnerability and failed to disclose it to consumers. The complaint seeks certification of a nationwide class of purchasers of all HP printers and seeks unspecified damages, restitution, punitive damages, injunctive relief, attorneys' fees and costs.

        Fair Labor Standards Act Litigation.    HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of EDS or HP have been misclassified as exempt employees under the Fair Labor Standards Act and/or in violation of the California Labor Code or other state laws. Those matters include the following:

  •
  Cunningham and Cunningham, et al. v. Electronic Data Systems Corporation is a purported collective action filed on May 10, 2006 in the U.S. District Court for the Southern District of New York claiming that current and former EDS employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. Another purported collective action, Steavens, et al. v. Electronic Data Systems Corporation, which was filed on October 23, 2007, is also now pending in the same court alleging similar facts. The Steavens case has been consolidated for pretrial purposes with the Cunningham case. On December 14, 2010, the court granted conditional certification of a class consisting of employees in 20 legacy EDS job codes in the consolidated Cunningham and Steavens matter. Plaintiffs also allege various state law class claims for misclassification, but plaintiffs have not yet sought class certification for those.

  •
  Heffelfinger, et al. v. Electronic Data Systems Corporation is a class action filed in November 2006 in California Superior Court claiming that certain EDS information technology workers in California were misclassified as exempt employees. The case was subsequently transferred to the U.S. District Court for the Central District of California, which, on January 7, 2008, certified a class of information technology workers in California. On June 6, 2008, the court granted the defendant's motion for summary judgment. The plaintiffs subsequently filed an appeal with the U.S. Court of Appeals for the Ninth Circuit. A hearing on the appeal was held in August 2011, and the decision is pending. Two other purported class actions originally filed in California Superior Court, Karlbom, et al. v. Electronic Data Systems Corporation, which was filed on March 16, 2009, and George, et al. v. Electronic Data Systems Corporation, which was filed on April 2, 2009, allege similar facts. The Karlbom case is pending in San Diego County Superior

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

    Court but has been temporarily stayed based on the pending Steavens consolidated matter. The George case was pending in the U.S. District Court for the Southern District of New York and had been consolidated for pretrial purposes with the Cunningham and Steavens cases. On September 9, 2011, the court granted a request by the plaintiffs' counsel in the George matter to amend the plaintiffs' complaint and sever the case from the Steavens consolidated matter. The plaintiff thereafter filed his first amended complaint on October 21, 2011. On November 23, 2011, the court transferred the George matter back to the U.S. District Court for the Central District of California.

  •
  Blake, et al. v. Hewlett-Packard Company is a purported collective action filed on February 17, 2011 in the U.S. District Court for the Southern District of Texas claiming that a class of information technology and help desk support personnel were misclassified as exempt employees. No substantive rulings have been made in the case.

        In addition to the above matters, on May 24, 2011, a purported collective action captioned Fenn, et al. v. Hewlett-Packard Company was filed in the United States District Court for the District of Idaho. The suit alleges that customer service representatives working in HP's U.S. call centers are not paid for time spent on start-up and shut-down tasks (such as booting up and shutting down their computers) in violation of the Fair Labor Standards Act. On December 12, 2011, the court denied plaintiff's motion for conditional class certification.

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

HP intends to contest each of the show cause notices through the judicial process. HP has responded to the show cause notices.

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

        ECT Proceedings.    In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified HP that it had initiated administrative proceedings against an HP subsidiary in Brazil ("HP Brazil") to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies coordinated their bids for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP it had decided to apply the penalties against HP Brazil, suspending HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP filed petitions with ECT requesting that the decision be revoked and seeking injunctive relief to have the application of the penalties suspended until a final, non-appealable decision is made on the merits of the case. HP is currently awaiting a response from ECT on both petitions. Because ECT did not rule on the substance of HP's petitions in a timely manner, HP filed a lawsuit seeking similar relief from the court. The court of first instance has not decided the merits of HP's lawsuit, but has denied HP's request for injunctive relief suspending application of the penalties pending a final, non-appealable decision on the merits of the case. HP has appealed the denial of its request for injunctive relief, and that appeal is pending before the intermediate appellate court. The reporting judge assigned by the intermediate appellate court has issued a preliminary ruling denying the request for injunctive relief and reducing the length of the sanctions from five to two years. A decision by the intermediate appellate court is expected in early 2012.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

        Stockholder Litigation.    As described below, HP is involved in stockholder litigation commenced against certain current and former HP executive officers and certain current and former members of the HP Board of Directors in which the plaintiffs are seeking to recover certain compensation paid by HP to the defendants and other damages:

  •
  Heather M. Bendit, et al. v. Mark V. Hurd, et al. (formerly Henrietta Klein v. Mark V. Hurd, et al.), is a lawsuit filed on September 24, 2010 in California Superior Court alleging the individual defendants wasted corporate assets and breached their fiduciary duties by failing to implement and oversee HP's compliance with the FCPA.

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

  •
  Richard Gammel v. Hewlett-Packard Company, et al., is a putative securities class action filed on September 13, 2011 in the United States Court for the Central District of California alleging, among other things, that from November 22, 2010 to August 18, 2011, the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business.

  •
  Ernesto Espinoza v. Léo Apotheker, et al., is a lawsuit filed on September 21, 2011 in the United States Court for the Central District of California alleging, among other things, that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business. The lawsuit also alleges that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched when they authorized the Company's repurchase of its own stock on August 29, 2010 and July 21, 2011.

  •
  Larry Salat v. Léo Apotheker, et al., is a lawsuit filed on September 21, 2011 in the United States Court for the Central District of California alleging, among other things, that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business. The lawsuit also alleges that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched when they authorized the Company's repurchase of its own stock on August 29, 2010 and July 21, 2011.

  •
  Luis Gonzalez v. Léo Apotheker, et al., is a lawsuit filed on September 29, 2011 in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

    wasted corporate assets and were unjustly enriched by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business and by authorizing the Company's repurchase of its own stock on August 29, 2010 and July 21, 2011.

  •
  Richard Tyner v. Léo Apotheker, et al., is a lawsuit filed on October 5, 2011 in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business and by authorizing the Company's repurchase of its own stock on August 29, 2010 and July 21, 2011.

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

Note 19: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMB"), and large enterprises, including customers in the government, health and education sectors. Our offerings span personal computing and other access devices; multi-vendor customer services, including infrastructure technology and business process outsourcing, technology support and maintenance, application development and support services and consulting and integration services; imaging and printing-related products and services; and enterprise information technology infrastructure, including enterprise storage and server technology,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

networking products and solutions, IT management software, information management solutions and security intelligence/risk management solutions.

        HP and its operations are organized into seven business segments for financial reporting purposes: the Personal Systems Group ("PSG"), Services, the Imaging and Printing Group ("IPG"), Enterprise Servers, Storage and Networking ("ESSN"), HP Software, HP Financial Services ("HPFS") and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The business segments are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results.

        HP has reclassified segment operating results for fiscal 2010 and fiscal 2009 to conform to certain fiscal 2011 organizational realignments. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. Future changes to this organizational structure may result in changes to the business segments disclosed.

        A description of the types of products and services provided by each business segment follows.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP ProBook and HP EliteBook lines of notebooks and the Compaq Pro, Compaq Elite, HP Pro and HP Elite lines of business desktops, as well as the All-in-One Touchsmart and Omni PCs, HP Mini-Note PCs, retail POS systems, HP Thin Clients, and HP Slate Tablet PCs. Consumer PCs include the HP and Compaq series of multi-media consumer notebooks, desktops and mini notebooks, including the TouchSmart line of touch-enabled all-in-one notebooks and desktops. HP's workstations are designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics, and run on both Windows and Linux-based operating systems.

  •
  Services provides consulting, outsourcing and technology services across infrastructure, applications and business process domains. Services is divided into four main business units: Infrastructure Technology Outsourcing, Technology Services, Applications Services and Business Process Outsourcing. Infrastructure Technology Outsourcing delivers comprehensive services that encompass the data center and the workplace (desktop); network and communications; security, compliance and business continuity; and enterprise managed services. Technology Services provides consulting and support services, including mission critical services, converged infrastructure services, networking services, data center transformation services and infrastructure services for storage, server and unified communication environments, as well as warranty support across HP's product lines. Applications Services helps clients revitalize and manage their applications assets through flexible, project-based consulting services and longer-term outsourcing contracts. These full life cycle services encompass application development, testing, modernization, system integration, maintenance and management. Business Process Outsourcing provides a broad array of enterprise shared services, customer relationship management services, financial process management services and administrative services.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

  •
  Imaging and Printing Group provides consumer and commercial printer hardware, supplies, media and scanning devices. IPG is also focused on imaging solutions in the commercial markets. These solutions range from managed print services and capturing high-value pages in areas such as industrial applications, outdoor signage, and the graphic arts business. Inkjet and Web Solutions delivers HP's consumer and SMB inkjet solutions (hardware, supplies, media, web-connected hardware and services) and develops HP's retail publishing and web businesses. It includes single function and all-in-one inkjet printers targeted toward consumers and SMBs, as well as retail publishing solutions, Snapfish and ePrintCenter. LaserJet and Enterprise Solutions delivers products, services and solutions to the medium-sized business and enterprise segments, including LaserJet printers and supplies, multi-function devices, scanners, web-connected hardware and services and enterprise software solutions, such as Exstream Software and Web Jetadmin. Managed Enterprise Solutions include managed print service products and solutions delivered to enterprise customers partnering with third-party software providers to offer workflow solutions in the enterprise environment. Graphics solutions include large format printing (Designjet and Scitex), large format supplies, WebPress supplies, Indigo printing, specialty printing systems and inkjet high-speed production solutions. HP's printer supplies offerings include LaserJet toner and inkjet printer cartridges, graphic solutions ink products and other printing-related media.

  •
  Enterprise Servers, Storage and Networking provides server, storage, networking and, when combined with HP Software's Cloud Service Automation software suite, HP's CloudSystem. The CloudSystem enables infrastructure, platform and software-as-a-service in private, public or hybrid environments. Industry Standard Servers offers primarily entry-level and mid-range ProLiant servers, which run primarily Windows, Linux and Novell operating systems and leverage Intel and AMD processors. The business spans a range of product lines, including pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of server blades. Business Critical Systems offers HP Integrity servers based on the Intel Itanium-based processor as well as HP Integrity NonStop solutions. Business Critical Systems also offers scale-up x86 ProLiant Servers for scalability of systems with more than four industry standard processors. HP's Storage business offers a broad range of products including storage area networks, network attached storage, storage management software and virtualization technologies, StoreOnce data deduplication solutions, tape drives and tape libraries. HP's networking offerings include switch, router, wireless LAN and TippingPoint network security products.

  •
  HP Software provides enterprise IT management software, information management solutions, and security intelligence/risk management solutions. Solutions are delivered in the form of traditional software licenses or as software-as-a-service. Augmented by support and professional services, HP Software solutions allow large IT organizations to manage infrastructure, operations, application life cycles, application quality and security, IT services, business processes, and structured and unstructured data. In addition, these solutions help businesses proactively safeguard digital assets, comply with corporate and regulatory policies, and control internal and external security risks.

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

  •
  Corporate Investments includes business intelligence solutions, HP Labs, webOS software, and certain business incubation projects. Business intelligence solutions enable businesses to standardize on consistent data management schemes, connect and share data across the enterprise and apply analytics. This segment also derives revenue from licensing specific HP technology to third parties.

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive business segment results are substantially the same as those the consolidated company uses. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. HP does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily restructuring charges and any associated adjustments related to restructuring actions, amortization of purchased intangible assets, impairment of goodwill and purchased intangible assets, stock-based compensation expense related to HP-granted employee stock options, PRUs, restricted stock awards and the employee stock purchase plan, certain acquisition-related charges and charges for purchased IPR&D, as well as certain corporate governance costs.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

        Selected operating results information for each business segment was as follows for the following fiscal years ended October 31:

	Total Net Revenue			Earnings (Loss) from Operations
	2011	2010(1)	2009(1)	2011	2010(1)	2009(1)
	In millions
Personal Systems Group	$39,574	$40,741	$35,305	$2,350	$2,032	$1,661
Services	35,954	35,529	35,380	5,149	5,661	5,102
Imaging and Printing Group	25,783	25,764	24,011	3,973	4,412	4,310
Enterprise Servers, Storage and Networking(2)	22,241	20,356	16,121	3,026	2,825	1,657
HP Software(3)	3,217	2,729	2,655	698	782	731
HP Financial Services	3,596	3,047	2,673	348	281	206
Corporate Investments(4)	322	346	191	(1,616)	(366)	(300)

Segment total	$130,687	$128,512	$116,336	$13,928	$15,627	$13,367

(1)
Certain fiscal 2011 organizational reclassifications have been reflected retroactively to provide improved visibility and comparability. In fiscal 2010 and fiscal 2009, the reclassifications resulted in the transfer of revenue and operating profit among ESSN, HP Software, Services and Corporate Investments. Reclassifications between segments included the transfer of the networking business from Corporate Investments to ESSN, the transfer of the communications and media solutions business from HP Software to Services, and the transfer of the business intelligence business from HP Software to Corporate Investments. There was no impact on the previously reported financial results for PSG, HPFS or IPG.

(2)
Includes the results of 3Com and 3PAR from the dates of acquisition in April 2010 and September 2010, respectively.

(3)
Includes the results of ArcSight from the date of acquisition in October 2010.

(4)
Includes the results of Palm from the date of acquisition in July 2010 and the impact of the decision to wind down the webOS device business during the quarter ended October 31, 2011.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

        The reconciliation of segment operating results information to HP consolidated totals was as follows for the following fiscal years ended October 31:

	2011	2010	2009
	In millions
Net revenue:
Segment total	$130,687	$128,512	$116,336
Elimination of intersegment net revenue and other	(3,442)	(2,479)	(1,784)

Total HP consolidated net revenue	$127,245	$126,033	$114,552

Earnings before taxes:
Total segment earnings from operations	$13,928	$15,627	$13,367
Corporate and unallocated costs and eliminations	(314)	(614)	(219)
Unallocated costs related to certain stock-based compensation expense	(618)	(613)	(552)
Amortization of purchased intangible assets	(1,607)	(1,484)	(1,578)
Impairment of goodwill and purchased intangible assets	(885)	—	—
Acquisition-related charges	(182)	(293)	(242)
Restructuring charges	(645)	(1,144)	(640)
Interest and other, net	(695)	(505)	(721)

Total HP consolidated earnings before taxes	$8,982	$10,974	$9,415

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. Total assets by segment and the reconciliation of segment assets to HP consolidated total assets were as follows at October 31:

	2011	2010	2009
	In millions
Personal Systems Group	$15,781	$16,548	$15,767
Services	40,614	41,989	41,189
Imaging and Printing Group	11,939	12,514	12,173
Enterprise Servers, Storage and Networking	17,539	18,262	12,185
HP Software	21,028	9,979	8,546
HP Financial Services	13,543	12,123	10,842
Corporate Investments	517	1,619	391
Corporate and unallocated assets	8,556	11,469	13,706

Total HP consolidated assets	$129,517	$124,503	$114,799

        The total assets allocated to the Corporate Investments segment decreased 68% in fiscal 2011 mostly due to an impairment charge to goodwill and certain purchased intangible assets associated with the Palm acquisition following the decision to wind down the webOS device business. Assets allocated to HP software increased by 111% in fiscal 2011 due to the acquisition of Autonomy. In addition, in connection with certain fiscal 2011 organizational realignments, HP reclassified total assets of its networking business from Corporate Investments to ESSN and total assets of the communications and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

media solutions business from HP Software to Services. There have been no other material changes to the total assets of HP's segments since October 31, 2010.

  Major Customers

        No single customer represented 10% or more of HP's total net revenue in any fiscal year presented.

  Geographic Information

        Net revenue, classified by the major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2011	2010	2009
	In millions
Net revenue:
U.S.	$44,111	$44,542	$41,314
Non-U.S.	83,134	81,491	73,238

Total HP consolidated net revenue	$127,245	$126,033	$114,552

        Net revenue by geographic area is based upon the sales location that predominately represents the customer location. For each of the years ended October 31, 2011, 2010 and 2009, other than the United States, no country represented more than 10% of HP's total consolidated net revenue. HP reports revenue net of sales taxes, use taxes and value-added taxes directly imposed by governmental authorities on HP's revenue producing transactions with its customers.

        At October 31, 2011, the United States and the Netherlands had 10% or more of HP's total consolidated net assets. At October 31, 2010, no single country other than the United States had 10% or more of HP's total consolidated net assets. At October 31, 2009, Belgium and the United States held 10% or more of HP's total consolidated net assets.

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

        Net property, plant and equipment, classified by major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2011	2010
	In millions
Net property, plant and equipment:
U.S.	$6,126	$6,479
Non-U.S.	6,166	5,284

Total HP consolidated net property, plant and equipment	$12,292	$11,763

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

  Net revenue by segment and business unit

        The following table provides net revenue by segment and business unit for the following fiscal years ended October 31:

	2011	2010(1)	2009(1)
	In millions
Net revenue:
Notebooks	$21,319	$22,602	$20,223
Desktops	15,260	15,519	12,892
Workstations	2,216	1,786	1,261
Other(2)	779	834	929

Personal Systems Group	39,574	40,741	35,305

Infrastructure Technology Outsourcing	15,189	14,942	14,563
Technology Services	10,879	10,627	10,665
Application Services	6,852	6,792	6,926
Business Process Outsourcing	2,672	2,872	2,977
Other	362	296	249

Services	35,954	35,529	35,380

Supplies	17,154	17,249	16,532
Commercial Hardware	5,790	5,569	4,778
Consumer Hardware	2,839	2,946	2,701

Imaging and Printing Group	25,783	25,764	24,011

Industry Standard Servers	13,521	12,574	9,296
Storage(3)	4,056	3,785	3,473
Business Critical Systems	2,095	2,292	2,590
HP Networking(4)	2,569	1,705	762

Enterprise Servers, Storage and Networking	22,241	20,356	16,121

HP Software(5)	3,217	2,729	2,655
HP Financial Services	3,596	3,047	2,673
Corporate Investments(6)	322	346	191

Total segments	130,687	128,512	116,336

Eliminations of inter-segment net revenue and other	(3,442)	(2,479)	(1,784)

Total HP consolidated net revenue	$127,245	$126,033	$114,552

(1)
Certain fiscal 2011 organizational reclassifications have been reflected retroactively to provide improved visibility and comparability. In fiscal 2010 and fiscal 2009, the reclassifications resulted in the transfer of revenue and operating profit among ESSN, HP Software, Services and Corporate Investments. Reclassifications between segments included the transfer of the networking business from Corporate Investments to ESSN, the transfer of the communications and media solutions business from HP Software to Services, and the transfer of the business intelligence business from HP Software to Corporate Investments. Revenue was also transferred among the business units

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

  within Services and within PSG. In addition, net revenue reported for the Infrastructure Technology Outsourcing business unit and eliminations of inter-segment net revenue have both been reduced to reflect a change in inter-segment reporting model. There was no impact on the previously reported financial results for HPFS and IPG or for the business units within IPG.

(2)
The Handhelds business unit, which includes devices that run on Windows Mobile software, was realigned into the Other business unit within PSG in fiscal 2011.

(3)
Includes the results of 3PAR from the date of acquisition in September 2010.

(4)
The networking business was added to ESSN in fiscal 2011. Also includes the results of 3Com from the date of acquisition in April 2010.

(5)
The Business Technology Optimization and Other Software business units were consolidated into a single business unit within the HP Software segment in fiscal 2011. Also includes the results of ArcSight from the date of acquisition in October 2010.

(6)
Includes the results of Palm from the date of acquisition in July 2010 and the impact of the decision to wind down the webOS device business during the quarter ended October 31, 2011.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	Three-month periods ended in fiscal 2011
	January 31	April 30	July 31	October 31
Net revenue	$32,302	$31,632	$31,189	$32,122
Cost of sales(1)	24,408	23,860	23,929	25,332
Research and development	798	815	812	829
Selling, general and administrative	3,090	3,397	3,402	3,577
Amortization of purchased intangible assets	425	413	358	411
Impairment of goodwill and purchased intangible assets	—	—	—	885
Restructuring charges	158	158	150	179
Acquisition-related charges	29	21	18	114
Total costs and expenses	28,908	28,664	28,669	31,327
Earnings from operations	3,394	2,968	2,520	795
Interest and other, net	(97)	(76)	(121)	(401)
Earnings before taxes	3,297	2,892	2,399	394
Provision for taxes	692	588	473	155
Net earnings	$2,605	$2,304	$1,926	$239
Net earnings per share:(2)
Basic	$1.19	$1.07	$0.94	$0.12
Diluted	$1.17	$1.05	$0.93	$0.12
Cash dividends paid per share	$0.08	$0.08	$0.12	$0.12
Range of per share stock prices on the New York Stock Exchange
Low	$40.77	$37.60	$33.95	$21.50
High	$47.83	$49.39	$41.74	$35.50

	Three-month periods ended in fiscal 2010
	January 31	April 30	July 31	October 31
Net revenue	$31,177	$30,849	$30,729	$33,278
Cost of sales(1)	24,027	23,569	23,365	24,995
Research and development	681	722	742	814
Selling, general and administrative	2,967	3,096	3,191	3,464
Amortization of purchased intangible assets	330	347	383	424
Restructuring charges	131	180	598	235
Acquisition-related charges	38	77	127	51
Total costs and expenses	28,174	27,991	28,406	29,983
Earnings from operations	3,003	2,858	2,323	3,295
Interest and other, net	(199)	(91)	(134)	(81)
Earnings before taxes	2,804	2,767	2,189	3,214
Provision for taxes	554	567	416	676
Net earnings	$2,250	$2,200	$1,773	$2,538
Net earnings per share:(2)
Basic	$0.95	$0.94	$0.76	$1.13
Diluted	$0.93	$0.91	$0.75	$1.10
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share stock prices on the New York Stock Exchange
Low	$46.80	$46.46	$41.94	$37.32
High	$52.95	$54.75	$52.95	$47.80

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

        See Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which are incorporated herein by reference.

ITEM 9B. Other Information.

        The disclosure below is included in this report in lieu of filing a Current Report on Form 8-K to report events that have occurred within four business days prior to the filing of this report.

        On December 11, 2011, the HR and Compensation Committee (the "Committee") of the HP Board of Directors amended and restated the Hewlett-Packard Company Severance Plan for Executive Officers (the "Severance Plan"). The amendments, which are effective for terminations occurring after November 1, 2011, (i) clarify that only annual bonuses, and not one-time bonuses, are included in the calculation of cash severance benefits, (ii) provide for severance payments to be made in periodic installments subject to continued compliance with post-employment protective covenants, rather than in a lump sum, (iii) provide for pro-rata vesting on unvested equity awards if the executive officer has worked at least 25% of the applicable vesting or performance period and any applicable performance conditions have been satisfied, (iv) provide for a pro-rated annual bonus, in the discretion of the Committee, for the fiscal year in which the termination occurs, and (v) provide for payment or reimbursement of premiums for continued medical coverage for a period of up to 18 months for an executive officer and his or her eligible dependents. The Severance Plan is attached as hereto as Exhibit 10(f)(f)(f) and is incorporated herein by reference.

 PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

        The names of the executive officers of HP and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

        The following information is included in HP's Proxy Statement related to its 2012 Annual Meeting of Stockholders to be filed within 120 days after HP's fiscal year end of October 31, 2011 (the "Proxy Statement") and is incorporated herein by reference:

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

  2.
  Financial Statement Schedules:

        Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended October 31, 2011.

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

      Hewlett-Packard Company
      Attn: Investor Relations
      3000 Hanover Street
      Palo Alto, CA 94304
      (866) GET-HPQ1 or (866) 438-4771

Schedule II

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

	For the fiscal years ended October 31
	2011	2010	2009
	In millions
Allowance for doubtful accounts—accounts receivable:
Balance, beginning of period	$525	$629	$553
Increase in allowance from acquisitions	27	7	—
Addition of bad debt provision	23	80	282
Deductions, net of recoveries	(105)	(191)	(206)

Balance, end of period	$470	$525	$629

Allowance for doubtful accounts—financing receivables:
Balance, beginning of period	$140	$108	$90
Additions to allowance	58	76	63
Deductions, net of recoveries	(68)	(44)	(45)

Balance, end of period	$130	$140	$108

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2011	HEWLETT-PACKARD COMPANY
	By:	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer

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

Signature	Title(s)	Date

/s/ MARGARET C. WHITMAN Margaret C. Whitman	President, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2011
/s/ CATHERINE A. LESJAK Catherine A. Lesjak	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 14, 2011
/s/ JAMES T. MURRIN James T. Murrin	Senior Vice President and Controller (Principal Accounting Officer)	December 14, 2011
/s/ MARC L. ANDREESSEN Marc L. Andreessen	Director	December 14, 2011
/s/ LAWRENCE T. BABBIO, JR. Lawrence T. Babbio, Jr.	Director	December 14, 2011
/s/ SARI M. BALDAUF Sari M. Baldauf	Director	December 14, 2011
/s/ SHUMEET BANERJI Shumeet Banerji	Director	December 14, 2011

Signature	Title(s)	Date

/s/ RAJIV L. GUPTA Rajiv L. Gupta	Director	December 14, 2011
/s/ JOHN H. HAMMERGREN John H. Hammergren	Director	December 14, 2011
/s/ RAYMOND J. LANE Raymond J. Lane	Executive Chairman	December 14, 2011
/s/ ANN M. LIVERMORE Ann M. Livermore	Director	December 14, 2011
/s/ GARY M. REINER Gary M. Reiner	Director	December 14, 2011
/s/ PATRICIA F. RUSSO Patricia F. Russo	Director	December 14, 2011
Dominique Senequier	Director
/s/ G. KENNEDY THOMPSON G. Kennedy Thompson	Director	December 14, 2011
/s/ RALPH W. WHITWORTH Ralph W. Whitworth	Director	December 14, 2011

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective November 17, 2011.	8-K	001-04423	3.1	November 17, 2011
4(a)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, 5.25% Global Note due March 1, 2012 and 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(h)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(i)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009
4(j)	Form of Registrant's Floating Rate Global Note due May 27, 2011, 2.25% Global Note due May 27, 2011 and 2.95% Global Note due August 15, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	May 28, 2009
4(k)
	Form of Registrant's Floating Rate Global Note due September 13, 2012, 1.250% Global Note due September 13, 2013 and 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	September 13, 2010
4(l)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010
4(m)
	Form of Registrant's Floating Rate Global Note due May 24, 2013, Floating Rate Global Note due May 30, 2014, 1.550% Global Note due May 30, 2014, 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	June 1, 2011
4(n)
	Form of Registrant's Floating Rate Global Note due September 19, 2014, 2.350% Global Notes due March 15, 2015, 3.000% Global Notes due September 15, 2016, 4.375% Global Notes due September 15, 2021 and 6.000% Global Notes due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	September 19, 2011
4(o)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
9	None.

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(g)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(h)	Registrant's 2005 Pay-for-Results Plan, as amended.*‡
10(i)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(j)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(k)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(l)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(m)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(n)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(p)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(q)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(r)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(s)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(t)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(u)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(v)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(w)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
10(x)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(y)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(z)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)(a)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(d)(d)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(e)(e)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(f)(f)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(g)(g)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(h)(h)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(i)(i)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(j)(j)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(x)(x)	December 18, 2008
10(k)(k)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(l)(l)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(m)(m)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(n)(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(p)(p)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(q)(q)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(r)(r)	Employment Agreement, dated September 29, 2010, between the Registrant and Léo Apotheker.*	8-K	001-04423	10.1	October 1, 2010
10(s)(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(f)(f)(f)	December 15, 2010
10(t)(t)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(g)(g)(g)	December 15, 2010
10(u)(u)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(h)(h)(h)	December 15, 2010
10(v)(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(w)(w)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(x)(x)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(y)(y)	Letter Agreement, dated December 15, 2010, between the Registrant and Catherine A. Lesjak.*	10-K	001-04423	10(l)(l)(l)	December 15, 2010
10(z)(z)	Letter Agreement, dated September 29, 2010, between the Registrant and Michael J. Holston.*	10-Q	001-04423	10(m)(m)(m)	June 8, 2011

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)(a)(a)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*	10-Q	001-04423	10(o)(o)(o)	September 9, 2011
10(b)(b)(b)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(p)(p)(p)	September 9, 2011
10(c)(c)(c)	Separation and General Release Agreement, dated September 28, 2011, between the Registrant and Léo Apotheker.*	8-K	001-04423	10.1	September 29, 2011
10(d)(d)(d)	Employment offer letter, dated September 27, 2011, between the Registrant and Margaret C. Whitman.*	8-K	001-04423	10.2	September 29, 2011
10(e)(e)(e)	Seventh Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*‡
10(f)(f)(f)	Registrant's Severance Plan for Executive Officers, as amended and restated.*‡
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	None.
16	None.
18	None.
21	Subsidiaries of the Registrant as of October 31, 2011.‡
22	None.
23	Consent of Independent Registered Public Accounting Firm.‡
24	Power of Attorney (included on the signature page).

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
33-35	None.
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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