Form 10-Q
period 2012-01-31
HEWLETT PACKARD CO
filed 2012-03-12
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2012
Or
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

        The number of shares of HP common stock outstanding as of February 29, 2012 was 1,977,342,839 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, benefit obligations, share repurchases, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of cost reduction programs and restructuring and integration plans; any statements concerning the expected development, performance or market share relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic and geopolitical trends and events; the competitive pressures faced by HP's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers and partners; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; integration and other risks associated with business combination and investment transactions; the hiring and retention of key employees; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of cost reduction programs and restructuring and integration plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission reports, including HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2011. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended January 31
	2012	2011
	In millions, except per share amounts
Net revenue:
Products	$19,511	$22,194
Services	10,409	10,002
Financing income	116	106

Total net revenue	30,036	32,302

Costs and expenses:
Cost of products	15,049	16,798
Cost of services	8,186	7,508
Financing interest	78	75
Research and development	786	798
Selling, general and administrative	3,367	3,117
Amortization of purchased intangible assets	466	425
Restructuring charges	40	158
Acquisition-related charges	22	29

Total operating expenses	27,994	28,908

Earnings from operations	2,042	3,394

Interest and other, net	(221)	(97)

Earnings before taxes	1,821	3,297
Provision for taxes	353	692

Net earnings	$1,468	$2,605

Net earnings per share:
Basic	$0.74	$1.19

Diluted	$0.73	$1.17

Cash dividends declared per share	$0.24	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	1,981	2,182

Diluted	1,998	2,226

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	January 31, 2012	October 31, 2011
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,113	$8,043
Accounts receivable	15,892	18,224
Financing receivables	3,123	3,162
Inventory	7,271	7,490
Other current assets	14,350	14,102

Total current assets	48,749	51,021

Property, plant and equipment	12,122	12,292
Long-term financing receivables and other assets	11,057	10,755
Goodwill	44,639	44,551
Purchased intangible assets	10,029	10,898

Total assets	$126,596	$129,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$5,438	$8,083
Accounts payable	12,375	14,750
Employee compensation and benefits	3,136	3,999
Taxes on earnings	929	1,048
Deferred revenue	7,530	7,449
Accrued restructuring	362	654
Other accrued liabilities	14,523	14,459

Total current liabilities	44,293	50,442

Long-term debt	25,462	22,551
Other liabilities	17,269	17,520
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,978 and 1,991 shares issued and outstanding, respectively)	20	20
Additional paid-in capital	6,466	6,837
Retained earnings	36,183	35,266
Accumulated other comprehensive loss	(3,507)	(3,498)

Total HP stockholders' equity	39,162	38,625
Non-controlling interests	410	379

Total stockholders' equity	39,572	39,004

Total liabilities and stockholders' equity	$126,596	$129,517

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three months ended January 31
	2012	2011
	In millions
Cash flows from operating activities:
Net earnings	$1,468	$2,605
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,303	1,255
Stock-based compensation expense	175	180
Provision for doubtful accounts—accounts and financing receivables	18	34
Provision for inventory	34	52
Restructuring charges	40	158
Deferred taxes on earnings	(110)	632
Excess tax benefit from stock-based compensation	(11)	(64)
Other, net	44	(104)
Changes in operating assets and liabilities:
Accounts and financing receivables	2,311	1,752
Inventory	180	(333)
Accounts payable	(2,376)	(912)
Taxes on earnings	(12)	(242)
Restructuring	(174)	(272)
Other assets and liabilities	(1,697)	(1,671)

Net cash provided by operating activities	1,193	3,070

Cash flows from investing activities:
Investment in property, plant and equipment	(883)	(926)
Proceeds from sale of property, plant and equipment	96	543
Purchases of available-for-sale securities and other investments	—	(19)
Maturities and sales of available-for-sale securities and other investments	96	53
Payments in connection with business acquisitions, net of cash acquired	(141)	(14)
Proceeds from business divestiture, net	81	—

Net cash used in investing activities	(751)	(363)

Cash flows from financing activities:
Repayment of commercial paper and notes payable, net	(2,607)	(3,710)
Issuance of debt	3,035	2,117
Payment of debt	(100)	(138)
Issuance of common stock under employee stock plans	313	430
Repurchase of common stock	(780)	(2,290)
Excess tax benefit from stock-based compensation	11	64
Cash dividends paid	(244)	(175)

Net cash used in financing activities	(372)	(3,702)

Increase (decrease) in cash and cash equivalents	70	(995)
Cash and cash equivalents at beginning of period	8,043	10,929

Cash and cash equivalents at end of period	$8,113	$9,934

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease	$12	$5

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of January 31, 2012, its results of operations and cash flows for the three months ended January 31, 2012 and January 31, 2011. The Consolidated Condensed Balance Sheet as of October 31, 2011 is derived from the October 31, 2011 audited consolidated financial statements.

        The results of operations for the three months ended January 31, 2012 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

  Reclassifications and Segment Reorganization

        In connection with organizational realignments implemented in the first quarter of fiscal 2012, certain costs previously reported as cost of sales have been reclassified as selling, general and administrative expenses to better align those costs with the functional areas that benefit from those expenditures. HP has made certain segment and business unit realignments in order to optimize its operating structure. Reclassifications of prior year financial information have been made to conform to the current year presentation. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. See Note 16 for a further discussion of HP's segment reorganization.

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include HP's principal equity plans as well as various equity plans assumed through acquisitions. HP's principal equity plans include restricted stock awards, stock options and performance-based restricted units ("PRUs").

        Total stock-based compensation expense before income taxes for the three months ended January 31, 2012 and 2011 was $175 million and $180 million, respectively. The resulting income tax benefit for the three months ended January 31, 2012 and 2011 was $57 million and $43 million, respectively.

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that include grants of restricted stock and grants of restricted stock units.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested restricted stock awards as of January 31, 2012 and changes during the three months ended January 31, 2012 were as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at October 31, 2011	16,813	$39
Granted	17,336	$28
Vested	(2,550)	$43
Forfeited	(601)	$37

Outstanding at January 31, 2012	30,998	$33

        At January 31, 2012, there was $891 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.6 years.

  Stock Options

        HP utilized the Black-Scholes option pricing model to value the service-based stock options granted under its principal equity plans. HP estimates the fair value of the performance-contingent stock options using a combination of the Monte Carlo simulation model and lattice model, as these awards contain market conditions.

        HP estimated the weighted-average fair value of stock options using the following weighted-average assumptions:

	Three months ended January 31
	2012	2011
Weighted-average fair value of grants per share(1)	$9.49	$11.42
Implied volatility	43%	29%
Risk-free interest rate	1.20%	1.75%
Dividend yield	1.73%	0.74%
Expected life in months	67	60

(1)
The fair value calculation was based on stock options granted during the period.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Option activity as of January 31, 2012 and changes during the three months ended January 31, 2012 were as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at October 31, 2011	120,243	$28
Granted	6,705	$28
Exercised	(14,585)	$20
Forfeited/cancelled/expired	(2,504)	$38

Outstanding at January 31, 2012	109,859	$28	3.4	$434

Vested and expected to vest at January 31, 2012	106,040	$29	3.2	$414

Exercisable at January 31, 2012	83,081	$30	2.1	$296

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on January 31, 2012. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the first quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three months ended January 31, 2012 was $109 million.

        At January 31, 2012, there was $280 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average vesting period of 2.3 years.

  Performance-based Restricted Units

        HP's PRU program provides for the issuance of PRUs representing hypothetical shares of HP common stock. Each PRU award reflects a target number of shares ("Target Shares") that may be issued to the award recipient before adjusting for performance and market conditions. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus company performance goals and may range from 0% to 200% of the Target Shares granted. The performance goals for PRUs granted in fiscal year 2012 are based on HP's annual cash flow from operations as a percentage of revenue and on HP's annual revenue growth. The performance goals for PRUs granted in previous years are based on HP's annual cash flow from operations as a percentage of revenue and on a market condition based on total shareholder return ("TSR") relative to the S&P 500 over the three-year performance period.

        For PRU awards granted in fiscal year 2012, HP estimates the fair value of the Target Shares using HP's closing stock price on the measurement date. The weighted-average fair value for the first year of the three-year performance period applicable to PRUs granted in the three months ended January 31, 2012 was $27.00. The estimated fair value of the Target Shares for the second and third years for PRUs granted in the three months ended January 31, 2012 will be determined on the measurement date

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

applicable to those PRUs, which will occur during the period that the annual performance goals are approved for those PRUs, and the expense will be amortized over the remainder of the applicable three-year performance period.

        For PRU awards granted prior to fiscal year 2012, HP estimates the fair value of the Target Shares subject to those awards using the Monte Carlo simulation model, as the TSR modifier represents a market condition. The following weighted-average assumptions, in addition to projections of market conditions, were used to determine the weighted-average fair values of these PRU awards:

	Three months ended January 31
	2012	2011
Weighted-average fair value of grants per share	$3.35 (1)	$27.59 (2)
Expected volatility(3)	41%	30%
Risk-free interest rate	0.14%	0.38%
Dividend yield	1.78%	0.75%
Expected life in months	15	19

(1)
Reflects the weighted-average fair value for the third year of the three-year performance period applicable to PRUs granted in fiscal 2010 and for the second year of the three-year performance period applicable to PRUs granted in fiscal 2011. The estimated fair value of the Target Shares for the third year for PRUs granted in fiscal 2011 will be determined on the measurement date applicable to those PRUs, which will occur during the period that the annual performance goals are approved for those PRUs, and the expense will be amortized over the remainder of the applicable three-year performance period.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested PRUs as of January 31, 2012 and changes during the three months ended January 31, 2012 were as follows:

	Shares
	In thousands
Outstanding Target Shares at October 31, 2011	11,382
Granted	1,157
Vested	—
Change in units due to performance and market conditions achievement for PRUs vested in the period	—
Forfeited	(442)

Outstanding Target Shares at January 31, 2012	12,097

Outstanding Target Shares assigned a fair value at January 31, 2012	9,672	(1)

(1)
Excludes Target Shares for the third year for PRUs granted in fiscal 2011 and for the second and third years for PRUs granted in the three months ended January 31, 2012 as the measurement date has not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual performance goals are approved.

        At January 31, 2012, there was $80 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average vesting period of 1.4 years.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended January 31
	2012	2011
	In millions, except per share amounts
Numerator:
Net earnings(1)	$1,468	$2,605

Denominator:
Weighted-average shares used to compute basic EPS	1,981	2,182
Dilutive effect of employee stock plans	17	44

Weighted-average shares used to compute diluted EPS	1,998	2,226

Net earnings per share:
Basic	$0.74	$1.19
Diluted	$0.73	$1.17

(1)
Net earnings available to participating securities were not significant for the first quarter of fiscal 2012 and 2011. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. In the first quarter of fiscal 2012 and 2011, HP excluded from the calculation of diluted EPS options to purchase 51 million shares and 7 million shares, respectively. In addition, HP also excluded from the calculation of diluted EPS options to purchase an additional 10 million shares and 1 million shares in the first quarter of fiscal 2012 and 2011, respectively, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock because their effect would be anti-dilutive.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	January 31, 2012	October 31, 2011
	In millions
Accounts receivable	$16,348	$18,694
Allowance for doubtful accounts	(456)	(470)

	$15,892	$18,224

Financing receivables	$3,185	$3,220
Allowance for doubtful accounts	(62)	(58)

	$3,123	$3,162

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties. In accordance with the accounting requirements under the Accounting Standards Codification relating to "Transfers and Servicing," trade receivables are derecognized from the Consolidated Condensed Balance Sheets when sold to third parties. The total aggregate capacity of the facilities was $1.4 billion as of January 31, 2012, including a $0.9 billion partial recourse facility entered into in May 2011 and an aggregate capacity of $0.5 billion in non-recourse facilities. The recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligation as of January 31, 2012 was not material. The total aggregate capacity of the facilities was $1.5 billion as of October 31, 2011.

        For the first three months of fiscal 2012 and 2011, trade receivables sold under these facilities were $1.1 billion and $463 million, respectively, which approximates the amount of cash received. The resulting loss on the sales of trade accounts receivable for the three months ended January 31, 2012, was not material. HP had $646 million as of January 31, 2012 and $701 million as of October 31, 2011 of available capacity under these programs.

  Inventory

	January 31, 2012	October 31, 2011
	In millions
Finished goods	$4,626	$4,869
Purchased parts and fabricated assemblies	2,645	2,621

	$7,271	$7,490

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

  Property, Plant and Equipment

	January 31, 2012	October 31, 2011
	In millions
Land	$652	$687
Buildings and leasehold improvements	8,683	8,620
Machinery and equipment	16,581	16,155

	25,916	25,462

Accumulated depreciation	(13,794)	(13,170)

	$12,122	$12,292

Note 5: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of January 31, 2012 and changes in the carrying amount of goodwill for the three months ended January 31, 2012 are as follows:

	Personal Systems Group	Services	Imaging and Printing Group	Enterprise Servers, Storage and Networking	Software	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2011	$2,498	$17,280	$2,471	$8,070	$14,063	$144	$25	$44,551
Goodwill acquired during the period	—	—	12	—	—	—	—	12
Goodwill adjustments/reclassifications	—	—	—	(307)	398	—	(15)	76

Balance at January 31, 2012	$2,498	$17,280	$2,483	$7,763	$14,461	$144	$10	$44,639

        In connection with certain fiscal 2012 organizational realignments, HP reclassified $280 million of goodwill related to the TippingPoint network security solutions business from the Enterprise Servers, Storage and Networking segment to the Software segment. Additionally, during the three months ended January 31, 2012, HP recorded additional goodwill of $224 million in the Software segment due to a change in the estimated fair values of purchased intangible assets and net tangible assets associated with the acquisition of Autonomy Corporation plc ("Autonomy"). This increase to goodwill was partially offset by a currency translation adjustment of $106 million on goodwill related to Autonomy subsidiaries whose functional currency is not the U.S. dollar.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Purchased Intangible Assets (Continued)

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	January 31, 2012			October 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$6,175	$(2,471)	$3,704	$6,346	$(2,376)	$3,970
Developed and core technology and patents	6,895	(2,197)	4,698	7,226	(1,944)	5,282
Product trademarks	333	(135)	198	336	(121)	215

Total amortizable purchased intangible assets	13,403	(4,803)	8,600	13,908	(4,441)	9,467
In-process research and development ("IPR&D")	7	—	7	9	—	9
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$14,832	$(4,803)	$10,029	$15,339	$(4,441)	$10,898

        For the first three months of fiscal 2012, the majority of the decrease in gross intangibles was related to a $293 million change in the estimated fair value of Autonomy's purchased intangible assets acquired, $104 million of fully amortized intangible assets which have been eliminated from both the gross and accumulated amortization amounts, and a $92 million reduction in intangibles due to currency translation on intangibles related to Autonomy subsidiaries whose functional currency is not the U.S. dollar.

        Estimated future amortization expense related to finite-lived purchased intangible assets at January 31, 2012 is as follows:

Fiscal year:	In millions
2012 (remaining 9 months)	$1,379
2013	1,702
2014	1,359
2015	1,170
2016	1,012
2017	586
Thereafter	1,392

Total	$8,600

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

  Fiscal 2010 Acquisitions

        In connection with the acquisitions of Palm, Inc. ("Palm") and 3Com Corporation ("3Com") in fiscal 2010, HP's management approved and initiated plans to restructure the operations of the acquired companies, including severance for employees, contract cancellation costs, costs to vacate duplicative facilities and other items. The total expected combined cost of the plans is $121 million, which includes $33 million of additional restructuring costs recorded in the fourth quarter of fiscal 2011 in connection with HP's decision to wind down the webOS device business. As of October 31, 2011, HP had recorded the majority of the costs of the plans based upon the anticipated timing of planned terminations and facility closure costs. With respect to the Palm plan, no further restructuring charges are anticipated, and the majority of the remaining costs are expected to be paid out through fiscal 2012. The remaining costs pertaining to the 3Com plan are expected to be paid out through fiscal 2016 as fixed lease payments are made.

  Fiscal 2010 ES Restructuring Plan

        On June 1, 2010, HP's management announced a plan to restructure its enterprise services business, which includes its Infrastructure Technology Outsourcing and Application and Business Services business units. The multi-year restructuring program includes plans to consolidate commercial data centers, tools and applications. The total expected cost of the plan that will be recorded as restructuring charges is approximately $1.0 billion, and includes severance costs to eliminate approximately 8,000 positions and infrastructure charges. As the execution of the restructuring activities has evolved, certain components and their related cost estimates have been revised. While the total cost of the plan remains consistent, during the three months ended January 31, 2012, HP reduced the severance accrual by $100 million and recognized additional infrastructure related charges of $104 million. HP expects to record the majority of the infrastructure charges through fiscal 2012. The timing of the charges is based upon planned termination dates and site closure and consolidation plans. The majority of the associated cash payments are expected to be paid out through the first quarter of fiscal 2013. As of January 31, 2012, approximately 6,000 positions had been eliminated.

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

cost of the plan was $301 million in severance-related costs associated with the planned elimination of approximately 4,400 positions. All planned eliminations had occurred and the vast majority of the restructuring costs had been paid out as of October 31, 2011.

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

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the three months ended January 31, 2012 were as follows:

		Three months ended January 31, 2012 charges				As of January 31, 2012
	Balance, October 31, 2011		Cash payments	Non-cash settlements and other adjustments	Balance, January 31, 2012	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2010 acquisitions	$59	$—	$(15)	$(1)	$43	$114	$121
Fiscal 2010 ES Plan:
Severance	$493	$(100)	$(42)	$(18)	$333	$623	$623
Infrastructure	3	104	(68)	(38)	1	297	369

Total ES Plan	$496	$4	$(110)	$(56)	$334	$920	$992
Fiscal 2009 Plan	$—	$7	$(7)	$—	$—	$301	$301
Fiscal 2008 HP/EDS Plan:
Severance	$—	$5	$(5)	$—	$—	$2,195	$2,195
Infrastructure	258	24	(37)	(2)	243	998	1,167

Total HP/EDS Plan	$258	$29	$(42)	$(2)	$243	$3,193	$3,362

Total restructuring plans	$813	$40	$(174)	$(59)	$620	$4,528	$4,776

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

        At January 31, 2012 and October 31, 2011, HP included the long-term portion of the restructuring liability of $258 million and $159 million, respectively, in Other liabilities, and the short-term portion of $362 million and $654 million, respectively, in Accrued restructuring in the accompanying Consolidated Condensed Balance Sheets.

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

        Cash Equivalents and Investments: HP holds time deposits, money market funds, other debt securities primarily consisting of corporate and foreign government notes and bonds, and common stock and equivalents. Where applicable, HP uses quoted prices in active markets for identical assets to determine fair value. If quoted prices in active markets for identical assets are not available to determine fair value, HP uses quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for identical or similar assets are not available, HP uses internally developed valuation models, whose inputs include bid prices, and third-party valuations utilizing underlying assets assumptions.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2012				As of October 31, 2011
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$3,181	$—	$3,181	$—	$5,120	$—	$5,120
Money market funds	2,063	—	—	2,063	236	—	—	236
Marketable equity securities	55	2	—	57	120	2	—	122
Foreign bonds	7	363	—	370	7	376	—	383
Corporate bonds and other debt securities	3	2	48	53	3	2	48	53
Derivatives:
Interest rate contracts	—	589	—	589	—	593	—	593
Foreign exchange contracts	—	566	16	582	—	269	35	304
Other derivatives	—	12	8	20	—	25	6	31

Total Assets	$2,128	$4,715	$72	$6,915	$366	$6,387	$89	$6,842

Liabilities
Derivatives:
Interest rate contracts	$—	$55	$—	$55	$—	$71	$—	$71
Foreign exchange contracts	—	563	8	571	—	823	9	832
Other derivatives	—	—	—	—	—	1	—	1

Total Liabilities	$—	$618	$8	$626	$—	$895	$9	$904

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments at fair value as of January 31, 2012 and October 31, 2011 were as follows:

	January 31, 2012				October 31, 2011
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Cash Equivalents
Time deposits	$3,173	$—	$—	$3,173	$5,112	$—	$—	$5,112
Money market funds	2,063	—	—	2,063	236	—	—	236

Total cash equivalents	5,236	—	—	5,236	5,348	—	—	5,348

Available-for-Sale Investments
Debt securities:
Time deposits	8	—	—	8	8	—	—	8
Foreign bonds	305	65	—	370	317	66	—	383
Corporate bonds and other debt securities	72	—	(19)	53	74	—	(21)	53

Total debt securities	385	65	(19)	431	399	66	(21)	444

Equity securities in public companies	113	1	(60)	54	114	4	—	118

Total cash equivalents and available-for-sale investments	$5,734	$66	$(79)	$5,721	$5,861	$70	$(21)	$5,910

        Cash equivalents consist of investments in time deposits and money market funds with original maturities of three months or less. Time deposits were primarily issued by institutions outside the U.S. as of January 31, 2012 and October 31, 2011. Available-for-sale securities consist of short-term investments which mature within twelve months or less and long-term investments with maturities greater than twelve months. Investments primarily include institutional bonds, equity securities in public companies, fixed-interest securities and time deposits. HP estimates the fair values of its investments based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that will be realized in the future. As of January 31, 2012, the majority of available-for-sale securities had contractual maturities greater than five years.

        As of January 31, 2012, $19 million of the total gross unrealized losses were related to certain debt securities that had been in a continuous loss position for more than twelve months. The gross unrealized loss as of October 31, 2011 was due primarily to declines in certain debt securities of $21 million that had been in a continuous loss position for more than twelve months. HP does not intend to sell these debt securities, and it is not likely that HP will be required to sell these debt securities prior to the recovery of the amortized cost.

        HP has evaluated the near-term prospects of its equity investments in a gross unrealized loss position in relation to the severity and duration of the impairment and considers the decline in market value of the equity investments to be temporary in nature.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        For the three months ended January 31, 2012, HP recognized an insignificant impairment charge associated with debt securities. For the three months ended January 31, 2011, HP did not recognize any impairment charge associated with debt securities.

        Equity securities in privately held companies include cost basis and equity method investments. These amounted to $49 million and $48 million for the periods ended January 31, 2012 and October 31, 2011, respectively, and are included in long-term financing receivables and other assets.

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

        To further mitigate credit exposure to counterparties, HP may enter into collateral security arrangements with its counterparties. These arrangements require HP to post collateral or to hold collateral from counterparties when the derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. Such funds are generally transferred within two business days. As of January 31, 2012, HP held $240 million of collateral and posted $23 million through re-hypothecation in association with the counterparties under these collateralized arrangements. Collateral amounts posted as of January 31, 2011 were not material. As of January 31, 2012 and 2011, HP did not have any derivative instruments under these collateralized arrangements that were in a significant net liability position.

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

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expense, and intercompany lease loan denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within twelve months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During the three months ended January 31, 2012 and 2011, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Condensed Statements of Earnings. As of January 31, 2012 and 2011, the portion of hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three months ended January 31, 2012 and 2011.

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        As discussed in Note 7, HP estimates the fair values of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

gross notional and fair value of derivative financial instruments in the Consolidated Condensed Balance Sheets was recorded as follows:

	As of January 31, 2012					As of October 31, 2011
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$10,075	$11	$530	$—	$—	$10,075	$30	$508	$—	$—
Cash flow hedges:
Foreign exchange contracts	20,706	435	56	210	88	21,666	192	30	324	126
Net investment hedges:
Foreign exchange contracts	1,642	11	11	49	36	1,556	7	4	44	56

Total derivatives designated as hedging instruments	32,423	457	597	259	124	33,297	229	542	368	182

Derivatives not designated as hedging instruments
Foreign exchange contracts	16,572	64	5	165	23	13,994	66	5	244	38
Interest rate contracts(2)	2,200	—	48	—	55	2,200	—	55	—	71
Other derivatives	384	12	8	—	—	410	25	6	—	1

Total derivatives not designated as hedging instruments	19,156	76	61	165	78	16,604	91	66	244	110

Total derivatives	$51,579	$533	$658	$424	$202	$49,901	$320	$608	$612	$292

(1)
Represents the face amounts of contracts that were outstanding as of January 31, 2012 and October 31, 2011, respectively.

(2)
Represents offsetting swaps acquired through previous business combinations that were not designated as hedging instruments.

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The before-tax effect of a derivative instrument and related hedged item in a fair value hedging relationship for the three months ended January 31, 2012 and 2011 was as follows:

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended January 31, 2012	Hedged Item	Location	Three months ended January 31, 2012
		In millions			In millions
Interest rate contracts	Interest and other, net	$4	Fixed-rate debt	Interest and other, net	$—

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

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended January 31, 2012 and 2011 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)		Gain Recognized in Income on Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three months ended January 31, 2012	Location	Three months ended January 31, 2012	Location	Three months ended January 31, 2012
	In millions		In millions		In millions
Cash flow hedges:
Foreign exchange contracts	$427	Net revenue	$88	Net revenue	$—
Foreign exchange contracts	(8)	Cost of products	16	Cost of products	—
Foreign exchange contracts	(3)	Other operating expenses	(1)	Other operating expenses	—
Foreign exchange contracts	(9)	Net revenue	(5)	Interest and other, net	—

Total cash flow hedges	$407		$98		$—

Net investment hedges:
Foreign exchange contracts	$25	Interest and other, net	$—	Interest and other, net	$—

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)		Gain Recognized in Income on Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three months ended January 31, 2011	Location	Three months ended January 31, 2011	Location	Three months ended January 31, 2011
	In millions		In millions		In millions
Cash flow hedges:
Foreign exchange contracts	$100	Net revenue	$(24)	Net revenue	$—
Foreign exchange contracts	(9)	Cost of products	26	Cost of products	—
Foreign exchange contracts	(2)	Other operating expenses	1	Other operating expenses	—
Foreign exchange contracts	16	Interest and other, net	7	Interest and other, net	—
Foreign exchange contracts	(13)	Net revenue	4	Interest and other, net	2

Total cash flow hedges	$92		$14		$2

Net investment hedges:
Foreign exchange contracts	$(6)	Interest and other, net	$—	Interest and other, net	$—

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        As of January 31, 2012, HP expects to reclassify an estimated net accumulated other comprehensive gain of approximately $149 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three months ended January 31, 2012 and 2011 was as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended January 31, 2012
		In millions
Foreign exchange contracts	Interest and other, net	$(82)
Other derivatives	Interest and other, net	(10)
Interest rate contracts	Interest and other, net	10

Total		$(82)

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended January 31, 2011
		In millions
Foreign exchange contracts	Interest and other, net	$(77)
Other derivatives	Interest and other, net	(2)
Interest rate contracts	Interest and other, net	2

Total		$(77)

  Other Financial Instruments

        For the balance of HP's financial instruments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's short- and long-term debt was approximately $31.9 billion at January 31, 2012, compared to a carrying value of $30.9 billion at that date. The estimated fair value of HP's short- and long-term debt was approximately $31.1 billion at October 31, 2011, compared to a carrying value of $30.6 billion at that date. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases resulting from the placement of HP and third-party products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables, which are included in Financing receivables and Long-term financing receivables and other assets in the accompanying Consolidated Condensed Balance Sheets, were as follows:

	January 31, 2012	October 31, 2011
	In millions
Minimum lease payments receivable	$7,748	$7,721
Unguaranteed residual value	231	233
Unearned income	(655)	(647)

Financing receivables, gross	7,324	7,307
Allowance for doubtful accounts	(140)	(130)

Financing receivables, net	7,184	7,177
Less current portion	(3,123)	(3,162)

Amounts due after one year, net	$4,061	$4,015

        Equipment leased to customers under operating leases was $3.9 billion and $4.0 billion at January 31, 2012 and October 31, 2011, respectively, and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $1.4 billion at January 31, 2012 and $1.3 billion at October 31, 2011.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

        The credit risk profile of the gross financing receivables, based on internally assigned ratings, was as follows:

	January 31, 2012	October 31, 2011
	In millions
Risk Rating
Low	$4,303	$4,261
Moderate	2,954	2,989
High	67	57

Total	$7,324	$7,307

        Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB- or higher, while accounts rated moderate risk would generally be the equivalent of BB+ or lower. HP closely monitors accounts rated high risk and, based upon an impairment analysis, may establish specific reserves against a portion of these leases.

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

        The allowance for doubtful accounts and the related financing receivables were as follows:

Three months ended January 31, 2012
In millions
Allowance for doubtful accounts
Balance, beginning of period	$130
Additions to allowance	12
Deductions, net of recoveries	(2)

Balance, end of period	$140

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

	January 31, 2012	October 31, 2011
	In millions
Allowance for financing receivables individually evaluated for loss	$44	$35
Allowance for financing receivables collectively evaluated for loss	96	95

Total	$140	$130

Gross financing receivables individually evaluated for loss	$278	$228
Gross financing receivables collectively evaluated for loss	7,046	7,079

Total	$7,324	$7,307

        Accounts are generally put on non-accrual status (cessation of interest accrual) when they reach 90 days past due. The non-accrual status may not impact a customer's risk rating. In certain circumstances, such as when the delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 90 days past due. A write-off or specific reserve is generally recorded when an account reaches 180 days past due. Total financing receivables on non-accrual status were $177 million and $157 million at January 31, 2012 and October 31, 2011, respectively. Total financing receivables greater than 90 days past due and still accruing interest were $101 million and $71 million at January 31, 2012 and October 31, 2011, respectively.

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

        The changes in HP's aggregate product warranty liabilities for the three months ended January 31, 2012 were as follows:

In millions
Product warranty liability at October 31, 2011	$2,451
Accruals for warranties issued	585
Adjustments related to pre-existing warranties (including changes in estimates)	(53)
Settlements made (in cash or in kind)	(618)

Product warranty liability at January 31, 2012	$2,365

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	January 31, 2012		October 31, 2011
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions		In millions
Commercial paper	$520	1.4%	$3,215	0.4%
Current portion of long-term debt	4,341	2.0%	4,345	2.4%
Notes payable to banks, lines of credit and other	577	2.9%	523	2.9%

	$5,438		$8,083

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $366 million and $355 million at January 31, 2012 and October 31, 2011, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	January 31, 2012	October 31, 2011
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.505% in June 2002 at 6.5%, due July 2012	$500	$500
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, paid March 2012	600	600
$900 issued at discount to par at a price of 99.938% in February 2007 at 5.25%, paid March 2012	900	900
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,500 issued at discount to par at a price of 99.921% in March 2008 at 4.5%, due March 2013	1,500	1,500
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, due March 2014	1,997	1,996
$1,000 issued at discount to par at a price of 99.956% in February 2009 at 4.25%, paid February 2012	1,000	1,000
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

	January 31, 2012	October 31, 2011
	In millions
2009 Shelf Registration Statement:
$250 issued at discount to par at a price of 99.984% in May 2009 at 2.95%, due August 2012	250	250
$800 issued at par in September 2010 at three-month USD LIBOR plus 0.125%, due September 2012	800	800
$1,100 issued at discount to par at a price of 99.921% in September 2010 at 1.25%, due September 2013	1,100	1,099
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, due September 2015	1,099	1,099
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015	650	650
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	1,348	1,348
$1,750 issued at par in May 2011 at three month USD LIBOR plus 0.28%, due May 2013	1,750	1,750
$500 issued at par in May 2011 at three month USD LIBOR plus 0.4%, due May 2014	500	500
$500 issued at discount to par at a price of 99.971% in May 2011 at 1.55%, due May 2014	500	500
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	1,000
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, due March 2015	750	750
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016	1,297	1,297
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	998	998
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,198	1,198
$350 issued at par in September 2011 at three-month USD LIBOR plus 1.55%, due September 2014	350	350
$650 issued at discount to par at a price of 99.946% in December 2011 at 2.625%, due December 2014	650	—
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016	848	—
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,496	—

	27,078	24,082

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

	January 31, 2012	October 31, 2011
	In millions
EDS Senior Notes
$1,100 issued June 2003 at 6.0%, due August 2013	1,117	1,120
$300 issued October 1999 at 7.45%, due October 2029	315	315

	1,432	1,435

Other, including capital lease obligations, at 0.60%-8.63%, due in calendar years 2012-2024	749	836
Fair value adjustment related to hedged debt	544	543
Less: current portion	(4,341)	(4,345)

Total long-term debt	$25,462	$22,551

        As disclosed in Note 8 to the Consolidated Condensed Financial Statements, HP uses interest rate swaps to mitigate the market risk exposures in connection with certain fixed interest global notes to achieve primarily U.S. dollar LIBOR-based floating interest expense. The table above does not reflect the interest rate swap impact on the interest rate.

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

        Within Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of January 31, 2012, the carrying value of the assets approximated the carrying value of the borrowings of $258 million.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

        As of January 31, 2012, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2009 Shelf Registration Statement. As of that date, HP also had up to approximately $17.3 billion of available borrowing resources, including $16.0 billion under its commercial paper programs and approximately $1.3 billion relating to uncommitted lines of credit.

  Subsequent Event

        On March 12, 2012, HP issued $2.0 billion of U.S. Dollar Global Notes under the 2009 Shelf Registration Statement. The Global Notes consisted of fixed-rate notes at market rates with maturities of five and ten years from the date of issuance.

Note 12: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 19.4% and 21.0% for the three months ended January 31, 2012 and January 31, 2011, respectively. HP's effective tax rate decreased due to an increase in the percentage of total earnings earned in lower-tax jurisdictions. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all of such earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

        In the three months ended January 31, 2012, HP recorded discrete items with a net tax benefit of $49 million, decreasing the effective tax rate. These amounts included net tax benefits of $28 million from restructuring and acquisition charges, and $23 million from reversals of accrued interest expense and penalties on uncertain tax positions, net of tax.

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

        As of January 31, 2012, the amount of gross unrecognized tax benefits was $2.3 billion, of which up to $1.1 billion would affect HP's effective tax rate if realized. HP recognizes interest income from favorable settlements and income tax receivables and interest expense and penalties accrued on unrecognized tax benefits within income tax expense. As of January 31, 2012, HP had accrued a net $182 million payable for interest and penalties.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $238 million within the next 12 months.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Income Taxes (Continued)

        HP is subject to income tax in the United States and approximately 80 foreign countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. The IRS began an audit of HP's 2008 income tax returns in 2010 and began its audit of HP's 2009 income tax returns during 2011. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent's Reports ("RAR") for its fiscal 2001, 2002, 2006 and 2007 tax years. The proposed IRS adjustments for these tax years would, if sustained, reduce the benefits of tax refund claims HP has filed for net operating loss carrybacks to earlier fiscal years and tax credit carryforwards to subsequent years by approximately $558 million. HP has filed petitions with the United States Tax Court regarding certain proposed IRS adjustments regarding tax years 1999 through 2003 and is continuing to contest additional adjustments proposed by the IRS for other tax years. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in tax benefits that could result from the IRS actions. With respect to major foreign and state tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999. HP believes that adequate accruals have been provided for all open tax years.

        Tax years of EDS through 2002 have been audited by the IRS, and all proposed adjustments have been resolved. EDS has received RAR's for exam years 2003, 2004, 2005, 2006, 2007 and the short period ended August 26, 2008, proposing total tax deficiencies of $320 million. HP is contesting certain issues and believes it has provided adequate reserves for any tax deficiencies or reductions in tax benefits that could result from the IRS actions.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	January 31, 2012	October 31, 2011
	In millions
Current deferred tax assets	$4,857	$5,374
Current deferred tax liabilities	(29)	(41)
Long-term deferred tax assets	1,439	1,283
Long-term deferred tax liabilities	(4,992)	(5,163)

Total deferred tax assets net of deferred tax liabilities	$1,275	$1,453

Note 13: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the first quarter of fiscal 2012, HP executed share repurchases of 30 million shares. Repurchases of 29 million shares were settled for $780 million in the first quarter of fiscal 2012. HP had approximately 1 million shares repurchased in the first quarter of fiscal 2012 that will be settled in the second quarter of fiscal 2012. HP paid approximately $2.3 billion in connection with repurchases of approximately 54 million shares during the three months ended January 31, 2011. As of January 31, 2012, HP had remaining authorization of $10.0 billion for future share repurchases.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

  Comprehensive Income

        The changes in the components of OCI, net of taxes, were as follows:

	Three months ended January 31
	2012	2011
	In millions
Net earnings	$1,468	$2,605
Net change in unrealized (losses) gains on available-for-sale securities, net of tax benefit of $5 million in 2012 and net of tax of $5 million in 2011	(57)	10
Net change in unrealized gains on cash flow hedges:
Unrealized gains recognized in OCI, net of tax of $152 million in 2012 and $32 million in 2011	255	60
Gains reclassified into income, net of tax of $37 million in 2012 and $1 million in 2011	(61)	(13)

	194	47

Net change in cumulative translation adjustment, net of tax benefit of $14 million in 2012 and net of tax of $17 million in 2011	(233)	51
Net change in unrealized components of defined benefit plans, net of tax of $70 million in 2012 and $10 million in 2011	87	31

Comprehensive income	$1,459	$2,744

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	January 31, 2012	October 31, 2011
	In millions
Net unrealized (loss) gain on available-for-sale securities	$(20)	$37
Net unrealized gain (loss) on cash flow hedges	153	(41)
Cumulative translation adjustment	(618)	(385)
Unrealized components of defined benefit plans	(3,022)	(3,109)

Accumulated other comprehensive loss	$(3,507)	$(3,498)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2012	2011	2012	2011	2012	2011
	In millions
Service cost	$—	$—	$74	$85	$2	$2
Interest cost	141	148	176	169	8	8
Expected return on plan assets	(198)	(186)	(208)	(213)	(9)	(9)
Amortization and deferrals:
Actuarial loss	11	9	60	62	(1)	1
Prior service benefit	—	—	(6)	(3)	(21)	(21)

Net periodic benefit (gain) cost	$(46)	$(29)	$96	$100	$(21)	$(19)
Special termination benefits	—	—	1	2	—	—
Settlements	—	—	(28)	—	—	—

Net benefit (gain) cost	$(46)	$(29)	$69	$102	$(21)	$(19)

        During the first quarter of fiscal 2012, HP completed the transfer of the substitutional portion of its Japan pension liability and obligation to the Japanese government. This resulted in recognizing a net gain of $28 million, which is comprised of a net settlement loss of $150 million and a gain on government subsidy of $178 million. The government subsidy consisted of the elimination of $344 million of pension obligations and the transfer of $166 million of pension assets to the Japanese government.

  Employer Contributions and Funding Policy

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2011 that it expected to contribute approximately $597 million to its pension plans and approximately $31 million to cover benefit payments to U.S. non-qualified plan participants. HP expects to pay approximately $30 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

        During the three months ended January 31, 2012, HP made $88 million of contributions to its pension plans, paid $9 million to cover benefit payments to U.S. non-qualified plan participants, and paid $7 million to cover benefit claims under post-retirement benefit plans. During the remainder of fiscal 2012, HP anticipates making additional contributions of approximately $509 million to its pension plans and approximately $22 million to its U.S. non-qualified plan participants and expects to pay up to $23 million to cover benefit claims under post-retirement benefit plans. HP's pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Differences between expected and actual returns on investments will be reflected as unrecognized gains or losses, and such gains or losses will be amortized and recorded in future periods. Poor financial performance of invested assets in any year could lead to increased contributions in certain countries and increased future pension plan expense. Asset gains or losses are determined at the measurement date and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans (Continued)

amortized over the remaining service life or life expectancy of plan participants. HP's next measurement date is October 31, 2012.

Note 15: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP believes it has adequate provisions for any such matters, and, as of January 31, 2012, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the amounts already recognized on HP's financial statements. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

        Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit in which HP was joined on June 14, 2004 that is pending in state court in Santa Clara County, California. The lawsuit alleges that Intel Corporation ("Intel") misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The lawsuit alleges that HP aided and abetted Intel's allegedly unlawful conduct. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class. On February 27, 2009, the court denied with prejudice plaintiffs' motion for nationwide class certification for a third time. On August 31, 2011, the California Court of Appeal reversed the trial court's denial of class certification and remanded the case back to the trial court for further proceedings. On November 23, 2011, plaintiffs filed a motion seeking to certify a nationwide class asserting claims under the California Consumers Legal Remedies Act and the California Unfair Competition Law. A hearing on plaintiffs' motion is currently scheduled for April 13, 2012.

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

        Sinacori v. HP is a consumer class action originally filed against HP on December 1, 2011 in the United States District Court for the Northern District of California alleging that HP printers have a design defect in the software installed on the printers which could allow hackers and unauthorized users to gain access to the printers, steal personal and confidential information from consumers and otherwise control and cause physical damage to the printers. The original complaint also alleged that HP was aware of this security vulnerability and failed to disclose it to consumers. The original complaint sought certification of a nationwide class of purchasers of all HP printers and unspecified damages, restitution, punitive damages, injunctive relief, attorneys' fees and costs. On February 3, 2012, an amended complaint was filed substituting a new plaintiff from the state of New York in place of the original plaintiff. The amended complaint asserts only a single claim under the New York consumer protection statute, and the amended complaint now seeks to certify a class of consumers in the state of New York who purchased an HP printer that lacks a "digital signature" or "code signing" security feature. Like the original complaint, the amended complaint seeks unspecified damages, restitution, punitive damages, injunctive relief, attorneys' fees and costs.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

  •
  Heffelfinger, et al. v. Electronic Data Systems Corporation is a class action filed in November 2006 in California Superior Court claiming that certain EDS information technology workers in California were misclassified as exempt employees. The case was subsequently transferred to the U.S. District Court for the Central District of California, which, on January 7, 2008, certified a class of information technology workers in California. On June 6, 2008, the court granted the defendant's motion for summary judgment. The plaintiffs subsequently filed an appeal with the U.S. Court of Appeals for the Ninth Circuit. A hearing on the appeal was held in August 2011, and the decision is pending. Two other purported class actions originally filed in California Superior Court, Karlbom, et al. v. Electronic Data Systems Corporation, which was filed on March 16, 2009, and George, et al. v. Electronic Data Systems Corporation, which was filed on April 2, 2009, allege similar facts. The Karlbom case is pending in San Diego County Superior Court but has been temporarily stayed based on the pending Steavens consolidated matter. The George case was pending in the U.S. District Court for the Southern District of New York and had been consolidated for pretrial purposes with the Cunningham and Steavens cases. On September 9, 2011, the court granted a request by the plaintiffs' counsel in the George matter to amend the plaintiffs' complaint and sever the case from the Steavens consolidated matter. The plaintiff thereafter filed his first amended complaint on October 21, 2011. On November 23, 2011, the court transferred the George matter back to the U.S. District Court for the Central District of California.

  •
  Blake, et al. v. Hewlett-Packard Company is a purported nationwide collective action filed on February 17, 2011 in the U.S. District Court for the Southern District of Texas claiming that a class of information technology support personnel were misclassified as exempt employees under the Fair Labor Standards Act. On February 10, 2012, plaintiffs filed a motion requesting that the court conditionally certify the case as a collective action. Only one opt-in plaintiff had joined the named plaintiff in the lawsuit at the time that the motion was filed.

  •
  Fenn, et al. v. Hewlett-Packard Company is a purported collective action filed on May 24, 2011 in the United States District Court for the District of Idaho. The suit alleges that customer service representatives working in HP's U.S. call centers are not paid for time spent on start-up and shut-down tasks (such as booting up and shutting down their computers) in violation of the Fair Labor Standards Act. On December 12, 2011, the court denied plaintiffs' motion for conditional class certification but allowed plaintiffs to re-file that motion following limited discovery on the issue of conditional certification.

        India Directorate of Revenue Intelligence Proceedings.    As described below, Hewlett-Packard India Sales Private Ltd ("HPI"), a subsidiary of HP, and certain current and former HP employees have received show cause notices from the India Directorate of Revenue Intelligence (the "DRI") alleging underpayment of certain customs duties:

  •
  On April 30 and May 10, 2010, the DRI issued show cause notices to HPI, seven current HP employees and one former HP employee alleging that HP underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. On June 2, 2010, the DRI issued an additional show cause notice to HPI and three current HPI employees alleging that HP failed to pay customs

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    duties on the appropriate value of recovery CDs containing Microsoft operating systems and seeking to recover approximately $5.3 million, plus penalties. HP has deposited a total of approximately $16.7 million with the DRI and agreed to post a provisional bond in exchange for the DRI's agreement not to seize HP products and spare parts and not to interrupt the transaction of business by HP in India.

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

HPI has responded to the show cause notices, and the Commissioner of Customs has been conducting hearings into the products show cause notice since late October 2011. HP expects the Commissioner to issue his decision in spring 2012. The spare parts show cause notice hearings will be heard by the Commissioner of Customs after the conclusion of the products show cause hearings. If HPI is unsuccessful in the proceedings before the Commissioner of Customs, it can appeal to the Customs Tribunal and, eventually, to the India courts, but such appeals could require HP or HPI to deposit additional monies with the Commissioner of Customs.

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

        ECT Proceedings.    In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified HP that it had initiated administrative proceedings against an HP subsidiary in Brazil ("HP Brazil") to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies coordinated their bids for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP it had decided to apply the penalties against HP Brazil, suspending HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP filed petitions with ECT requesting that the decision be revoked and seeking injunctive relief to have the application of the penalties suspended until a final, non-appealable decision is made on the merits of the case. HP is currently awaiting a response from ECT on both petitions. Because ECT did not rule on the substance of HP's petitions in a timely manner, HP filed a lawsuit seeking similar relief from the court. The court of first instance has not decided the merits of HP's lawsuit, but has denied HP's request for injunctive relief suspending application of the penalties pending a final, non-appealable decision on the merits of the case. HP appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until HP can be heard on the full merits of the case. HP expects the appeal on the merits to last several years.

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

  •
  Saginaw Police & Fire Pension Fund v. Marc L. Andreessen, et al. is a lawsuit filed on October 19, 2010 in United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and were unjustly enriched by consciously disregarding HP's alleged violations of the FCPA. On August 15, 2011, the defendants filed a motion to dismiss the lawsuit. The court has not yet ruled on that motion.

  •
  A.J. Copeland v. Raymond J. Lane, et al. is a lawsuit filed on March 7, 2011 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's alleged violations of the FCPA, severance payments made to former Chairman and Chief Executive Officer Mark Hurd, and HP's acquisition of 3PAR Inc. The lawsuit also alleges violations of Section 14(a) of the Exchange Act in connection with HP's 2010 and 2011 proxy statements. On February 8, 2012, the defendants filed a motion to dismiss the lawsuit. The court has not yet ruled on that motion.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

  •
  Richard Gammel v. Hewlett-Packard Company, et al. is a putative securities class action filed on September 13, 2011 in the United States Court for the Central District of California alleging, among other things, that from November 22, 2010 to August 18, 2011, the defendants violated Section 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model, the future of the webOS operating system, and HP's commitment to developing and integrating webOS products, including the TouchPad tablet PC.

  •
  Ernesto Espinoza v. Léo Apotheker, et al. and Larry Salat v. Léo Apotheker, et al. are consolidated lawsuits filed on September 21, 2011 in the United States Court for the Central District of California alleging, among other things, that the defendants violated Section 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched when they authorized HP's repurchase of its own stock on August 29, 2010 and July 21, 2011.

  •
  Luis Gonzalez v. Léo Apotheker, et al. and Richard Tyner v. Léo Apotheker, et al. are consolidated lawsuits filed on September 29, 2011 and October 5, 2011, respectively, in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business and by authorizing the HP's repurchase of its own stock on August 29, 2010 and July 21, 2011. The lawsuits are currently stayed pending resolution of the Espinoza/Salat consolidated action in federal court.

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

Note 16: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs"), and large enterprises, including customers in the government, health and education sectors. HP's offerings span personal computing and other access devices; multi-vendor customer services, including infrastructure technology and business process outsourcing, technology support and maintenance, application development and support services and consulting and integration services; imaging and printing-related products and services; and enterprise information technology ("IT") infrastructure, including enterprise storage and server technology, networking products and solutions, IT management software, information management solutions and security intelligence/risk management solutions.

        HP and its operations are organized into seven business segments for financial reporting purposes: PSG, Services, IPG, ESSN, Software, HP Financial Services ("HPFS") and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The business segments are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results.

        A description of the types of products and services provided by each business segment follows.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP ProBook and HP EliteBook lines of notebooks and the Compaq Pro, Compaq Elite, HP Pro and HP Elite lines of business desktops, as well as the All-in-One Touchsmart and Omni PCs, HP Mini-Note PCs, retail POS systems, HP Thin Clients, and HP Slate Tablet PCs. Consumer PCs include the HP Pavilion, HP Elite, Envy and Compaq Presario series of multi-media consumer notebooks, desktops and mini notebooks, including the TouchSmart line of touch-enabled all-in-one notebooks and desktops. HP's workstations are designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics, and run on both Windows and Linux-based operating systems.

  •
  Services provides consulting, outsourcing and technology services across infrastructure, applications and business process domains. Services is divided into three main business units: Infrastructure Technology Outsourcing, Technology Services and Application and Business Services. Infrastructure Technology Outsourcing delivers comprehensive services that encompass the data center and the workplace (desktop); network and communications; security, compliance

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

    and business continuity; and enterprise managed services. Technology Services provides consulting and support services, including mission critical services, converged infrastructure services, networking services, data center transformation services and infrastructure services for storage, server and unified communication environments, as well as warranty support across HP's product lines. Application and Business Services helps clients revitalize and manage their applications assets through flexible, project-based consulting services encompassing application development, testing, modernization, system integration, maintenance and management for both package and custom-built applications. In addition, the business unit provides clients with industry-based intellectual property, assets and process models through a broad array of enterprise shared services, customer relationship management services, financial process management services and administrative processing and outsourcing services.

  •
  Imaging and Printing Group provides consumer and commercial printer hardware, supplies, media and scanning devices. IPG is also focused on imaging solutions in the commercial markets. These solutions range from managed print services to capturing high-value pages in areas such as industrial applications, outdoor signage, and the graphic arts business. Inkjet and Web Solutions delivers HP's consumer and SMB inkjet solutions (hardware, supplies, media, web-connected hardware and services) and develops HP's retail publishing and web businesses. It includes single function and all-in-one inkjet printers targeted toward consumers and SMBs, as well as retail publishing solutions, Snapfish and ePrintCenter. LaserJet and Enterprise Solutions delivers products, services and solutions to the medium-sized business and enterprise segments, including LaserJet printers and supplies, multi-function devices, scanners, web-connected hardware and services and enterprise software solutions, such as Exstream Software and Web Jetadmin. Managed Enterprise Solutions include managed print service products, support and solutions delivered to enterprise customers partnering with third-party software providers to offer workflow solutions in the enterprise environment. Graphics Solutions include large format printing (Designjet and Scitex), large format supplies, WebPress supplies, Indigo printing, specialty printing systems and inkjet high-speed production solutions. HP's printer supplies offerings include LaserJet toner and inkjet printer cartridges, graphic solutions ink products and other printing-related media.

  •
  Enterprise Servers, Storage and Networking provides server, storage, networking and, when combined with HP Software's Cloud Service Automation software suite, HP's CloudSystem. The CloudSystem enables infrastructure, platform and software as a service in private, public or hybrid environments. Industry Standard Servers offers primarily entry-level and mid-range ProLiant servers, which run primarily Windows, Linux and Novell operating systems and leverage Intel and AMD processors. The business spans a range of product lines, including pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of server blades. Business Critical Systems offers HP Integrity servers based on the Intel Itanium-based processor as well as HP Integrity NonStop solutions. Business Critical Systems also offers scale-up x86 ProLiant Servers for scalability of systems with more than four industry standard processors. HP's Storage business offers a broad range of products including storage area networks, network attached storage, storage management software and virtualization technologies, StoreOnce data deduplication solutions, tape drives and tape libraries. HP's Networking offerings include switches, router, and wireless LAN.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  •
  Software provides enterprise information management solutions for both structured and unstructured data, IT management software and security intelligence/risk management solutions. Solutions are delivered in the form of traditional software licenses, software-as-a-service hybrid or appliance deployment models. Augmented by support and professional services, Software solutions allow IT organizations to gain customer insight and optimize infrastructure, operations, application life cycles, application quality, security, IT services and business processes. In addition, these solutions help businesses proactively safeguard digital assets, comply with corporate and regulatory policies, and control internal and external security risks.

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

  •
  Corporate Investments includes business intelligence solutions, HP Labs and certain business incubation projects. Business intelligence solutions enable business to standardize on consistent data management schemes, connect and share data across the enterprise and apply analytics. This segment also derives revenue from licensing specific HP technology to third parties.

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

        To provide improved visibility and comparability HP has reclassified segment operating results for fiscal 2011 to conform to certain fiscal 2012 organizational realignments. The realignment resulted in transfer of revenue and operating profit among Services, IPG, ESSN, Software and Corporate Investments. In addition, revenue was transferred among the business units within Services. These realignments include:

  •
  The transfer of Indigo Scitex support and the LaserJet and enterprise solutions trade support business from the Technology Services business unit within Services to the Commercial Hardware business unit within IPG;

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  •
  The transfer of the TippingPoint business from the Networking business unit within ESSN to Software;

  •
  The transfer of the business intelligence services business from Corporate Investments to a newly formed Application and Business Services business unit within Services;

  •
  The consolidation of the Application Services, Business Process Outsourcing and Other Services business units within Services into the new Application and Business Services business unit; and

  •
  The transfer of the information management services business from Software to the new Application and Business Services business unit within Services.

        These changes had no impact on the previously reported financial results for PSG or HPFS. In addition, none of these changes impacted HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

        Selected operating results information for each business segment was as follows:

	Three months ended January 31
	Net Revenue		Earnings (Loss) from Operations
	2012	2011	2012	2011
	In millions
Personal Systems Group	$8,873	$10,449	$464	$672
Services	8,626	8,529	905	1,381
Imaging and Printing Group	6,258	6,731	761	1,119
Enterprise Servers, Storage and Networking	5,018	5,599	562	830
Software(1)	946	725	162	120
HP Financial Services	950	827	91	79
Corporate Investments	58	62	(48)	(178)

Total segments	$30,729	$32,922	$2,897	$4,023

(1)
Includes results of Autonomy from the date of acquisition in October 2011.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended January 31
	2012	2011
	In millions
Net revenue:
Segment total	$30,729	$32,922
Eliminations of intersegment net revenue and other	(693)	(620)

Total HP consolidated net revenue	$30,036	$32,302

Earnings before taxes:
Total segment earnings from operations	$2,897	$4,023
Corporate and unallocated costs, gains and eliminations	(153)	149
Unallocated costs related to stock-based compensation expense	(174)	(166)
Amortization of purchased intangible assets	(466)	(425)
Restructuring charges	(40)	(158)
Acquisition-related charges	(22)	(29)
Interest and other, net	(221)	(97)

Total HP consolidated earnings before taxes	$1,821	$3,297

        In connection with certain fiscal 2012 organizational realignments, HP reclassified total assets between its Services, Imaging and Printing Group, Enterprise Servers, Storage and Networking, Software and Corporate Investments financial reporting segments. There have been no material changes to the total assets of HP's individual segments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  Net revenue by segment and business unit

	Three months ended January 31
	2012	2011
	In millions
Net revenue:
Notebooks	$4,942	$5,808
Desktops	3,206	3,896
Workstations	535	535
Other	190	210

Personal Systems Group	8,873	10,449

Infrastructure Technology Outsourcing	3,701	3,644
Technology Services	2,562	2,514
Application and Business Services	2,363	2,371

Services	8,626	8,529

Supplies	4,079	4,358
Commercial Hardware	1,489	1,565
Consumer Hardware	690	808

Imaging and Printing Group	6,258	6,731

Industry Standard Servers	3,072	3,448
Storage	955	1,012
Business Critical Systems	405	555
Networking	586	584

Enterprise Servers, Storage and Networking	5,018	5,599

Software(1)	946	725
HP Financial Services	950	827
Corporate Investments	58	62

Total segments	30,729	32,922

Eliminations of intersegment net revenue and other	(693)	(620)

Total HP consolidated net revenue	$30,036	$32,302

(1)
Includes results of Autonomy from the date of acquisition in October 2011.

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

        We have seven business segments for financial reporting purposes: the Personal Systems Group ("PSG"), Services, the Imaging and Printing Group ("IPG"), Enterprise Servers, Storage and Networking ("ESSN"), Software, HP Financial Services ("HPFS") and Corporate Investments.

        Our strategy and operations are currently focused on the following initiatives:

  Strategic Focus

        The core of our business is our hardware products, which include our PC, server, storage, networking, and imaging and printing products. Our software business provides enterprise IT management software, information management solutions and security intelligence/risk management solutions delivered in the form of traditional software licenses or as software-as-a-service that allow us to differentiate our hardware products and deploy them in a manner that helps our customers solve problems and meets our customers' needs to manage their infrastructure, operations, application life cycles, application quality and security, business processes, and structured and unstructured data. Our Converged Infrastructure portfolio of servers, storage and networking combined with our Cloud Service Automation software suite enables enterprise and service provider clients to deliver infrastructure, platform and software-as-a-service in a private, public or hybrid cloud environment. Layered on top of our hardware and software businesses is our services business, which provides opportunities to drive usage of HP products and solutions, enables us to implement and manage all the technologies upon which our customers rely, and gives us a platform to be more solution-oriented, particularly in our focus areas of cloud, security and analytics, and a better strategic partner with our customers.

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

  Investing in our Business

        We are working to improve our execution and financial performance and align our cost structure to facilitate increased investment in our business to respond to industry shifts, strengthen our position in our core markets and accelerate growth in adjacent markets in anticipation of market trends, such as cloud computing, unstructured data, data center consolidation and automation, digitization, analytics and IT security. As part of these efforts, we are evaluating all of our businesses and looking for specific areas to improve our performance and effectiveness and rationalize costs. We are also creating innovative new products and developing new channels to connect with our customers. In addition, we have been making focused investments to strengthen our portfolio of products and services that we can offer to our customers, both through organic investments as well as through acquisitions. These investments will allow us to expand in higher margin and higher growth industry segments and further strengthen our portfolio of hardware, software and services to solve customer problems.

  Aligning our Cost Structure

        We are working to align our cost structure to our current revenue and margin profile and continuing to work to optimize operational effectiveness across the company. As part of those efforts, we are streamlining operations, optimizing and reducing complexity in our supply chain, removing unnecessary complexity from the way we design, manufacture, and deliver products, upgrading, standardizing and automating our sales tools and other key systems and processes, and taking other actions. In addition, we are continuing to implement the multi-year restructuring plan announced in June 2010 relating to our enterprise services business. See Note 6 to the Consolidated Condensed Financial Statements in Item 1 for further discussion of this restructuring plan and the associated restructuring charges.

        The following provides an overview of our key first quarter fiscal 2012 financial metrics:

	HP(1) Consolidated	PSG	Services	IPG	ESSN	Software	HPFS
	In millions, except per share amounts
Net revenue	$30,036	$8,873	$8,626	$6,258	$5,018	$946	$950
Year-over-year net revenue % (decrease) increase	(7.0)%	(15.1)%	1.1%	(7.0)%	(10.4)%	30.5%	14.9%
Earnings from operations	$2,042	$464	$905	$761	$562	$162	$91
Earnings from operations as a % of net revenue	6.8%	5.2%	10.5%	12.2%	11.2%	17.1%	9.6%
Net earnings	$1,468
Net earnings per share
Basic	$0.74
Diluted	$0.73

(1)
Includes Corporate Investments and eliminations.

        Cash and cash equivalents at January 31, 2012 totaled $8.1 billion, an increase of $0.1 billion from the October 31, 2011 balance of $8.0 billion. The increase for the first three months of fiscal 2012 was due primarily to $1.2 billion of cash provided from operations, the effect of which was partially offset by $1.0 billion of cash used to repurchase common stock and payment of dividends.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Condensed Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended January 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

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

RESULTS OF OPERATIONS

        Set forth below is an analysis of our financial results comparing the three months ended January 31, 2012 to the three months ended January 31, 2011. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2012		2011(1)
	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$30,036	100%	$32,302	100%
Cost of sales(2)	23,313	77.6%	24,381	75.5%

Gross profit	6,723	22.4%	7,921	24.5%
Research and development	786	2.6%	798	2.5%
Selling, general and administrative	3,367	11.2%	3,117	9.6%
Amortization of purchased intangible assets	466	1.6%	425	1.3%
Restructuring charges	40	0.1%	158	0.5%
Acquisition-related charges	22	0.1%	29	0.1%

Earnings from operations	2,042	6.8%	3,394	10.5%
Interest and other, net	(221)	(0.7)%	(97)	(0.3)%

Earnings before taxes	1,821	6.1%	3,297	10.2%
Provision for taxes	353	1.2%	692	2.1%

Net earnings	$1,468	4.9%	$2,605	8.1%

(1)
In connection with organizational realignments implemented in the first quarter of fiscal 2012, certain costs previously reported as Cost of sales have been reclassified as Selling, general and administrative expenses to better align those costs with the functional areas that benefit from those expenditures.

(2)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of the weighted net revenue change were as follows:

Three months ended January 31, 2012
Percentage Points
Software	0.7
HP Financial Services	0.4
Services	0.3
Corporate Investments/Other	(0.2)
Imaging and Printing Group	(1.5)
Enterprise Servers, Storage and Networking	(1.8)
Personal Systems Group	(4.9)

Total HP	(7.0)

        For the three months ended January 31, 2012, total HP net revenue decreased 7.0% (7.9% on a constant currency basis). U.S. net revenue decreased 10.1% to $10.2 billion for the first quarter of fiscal 2012, while net revenue from outside of the United States decreased 5.3% to $19.8 billion. Thailand has recently experienced severe flooding which impacted the manufacturing of hard disk drive ("HDD") components used in PCs, servers and storage devices, resulting in short-term supply constraints. HP's revenue decreased primarily due to volume declines in the PSG and ESSN segments, with more than half of those declines being a result of HDD supply constraints. In addition, macroeconomic uncertainty adversely impacted revenue from our hardware businesses. The Software segment contributed favorably to the total HP net revenue change primarily as a result of the acquisition of Autonomy Corporation plc ("Autonomy"). An analysis of the change in net revenue for each business segment is included under "Segment Information" below.

Gross Margin

        Total HP gross margin decreased by 2.1 percentage points for the three months ended January 31, 2012. Gross margins were impacted by an unfavorable currency impact driven primarily by the strength of the yen, a lower mix of ink supplies volume, competitive pricing in our hardware businesses and continued margin pressure in Services.

        PSG gross margin decreased primarily as a result of a volume decline driven by HDD supply constraints and higher logistics costs, the effect of which was partially offset by a favorable commodity pricing environment, combined with a favorable currency impact and lower warranty costs.

        Services gross margin decreased due primarily to rate concessions arising from contract renewals, investments in service delivery headcount and additional costs associated with contract deliverable delays.

        IPG gross margin declined due primarily to an unfavorable currency impact driven by the strength of the yen and from lower ink supplies volume as a result of actions taken to reduce channel inventory coupled with soft demand in all regions.

        ESSN gross margin decreased due primarily to lower selling prices as a result of competitive pressures and an unfavorable product mix and a volume decline driven in part by HDD supply constraints, the effect of which was partially offset by lower component costs.

        Software gross margin decreased due primarily to a lower mix of license revenue and higher acquisition-related deferred revenue write-downs, the effect of which was partially offset by rate increases in services.

        HPFS gross margin decreased due primarily to lower portfolio margins from a higher mix of revenue from operating leases.

        Corporate Investments gross margin increased primarily as a result of a lower impact from the mobile device business associated with the Palm acquisition.

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense decreased in the three months ended January 31, 2012 due primarily to elimination of R&D expense associated with the webOS device business, the effect of which was partially offset by additional expense from the acquisition of Autonomy. R&D expense increased for Software, Services and IPG and decreased for Corporate Investments, ESSN and PSG.

  Selling, General and Administrative

        Excluding the net gains on sale of real estate reported in the first quarter of fiscal 2011, selling, general and administrative ("SG&A") expense was flat for the three months ended January 31, 2012. SG&A expense as a percentage of net revenue increased for PSG, Services and ESSN and decreased for Corporate Investments, Software, IPG and HPFS.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense for the three months ended January 31, 2012 was due primarily to amortization expenses related to the intangible assets purchased as part of the Autonomy acquisition. This increase was partially offset by decreased amortization expenses related to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods.

  Restructuring

        Restructuring charges for the three months ended January 31, 2012 were $40 million. These charges included $29 million of severance and facility costs related to our fiscal 2008 restructuring plan, $7 million of severance costs related to our fiscal 2009 restructuring plan and $4 million of severance and facility costs related to our fiscal 2010 enterprise services restructuring plan.

        Restructuring charges for the three months ended January 31, 2011 were $158 million. These charges included $97 million of severance and facility costs related to our fiscal 2010 enterprise services restructuring plan and $61 million of severance and facility costs related to our fiscal 2008 restructuring plan.

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments during the first three months of fiscal 2012. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

  Acquisition-related Charges

        For the three months ended January 31, 2012, we recorded acquisition-related charges of $22 million primarily for retention bonuses associated with acquisitions completed in fiscal 2010 and 2011.

        For the three months ended January 31, 2011, we recorded acquisition-related charges of $29 million primarily for consulting and integration costs, acquisition costs and retention bonuses associated with the acquisition of Electronic Data Systems Corporation and acquisitions completed in fiscal 2010.

Interest and Other, Net

        Interest and other, net expense increased by $124 million for the three months ended January 31, 2012. The increase was driven primarily by higher average debt balances and higher currency transaction losses.

Provision for Taxes

        Our effective tax rate was 19.4% and 21.0% for the three months ended January 31, 2012 and January 31, 2011, respectively. Our effective tax rate decreased due to an increase in the percentage of total earnings earned in lower-tax jurisdictions. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all of such earnings because we plan to reinvest some of those earnings indefinitely outside the United States.

        In the three months ended January 31, 2012, we recorded discrete items with a net tax benefit of $49 million, decreasing the effective tax rate. These amounts included net tax benefits of $28 million from restructuring and acquisition charges, and $23 million from reversals of accrued interest expense and penalties on uncertain tax positions, net of tax.

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

Personal Systems Group

	Three months ended January 31
	2012	2011	% Decrease
	In millions
Net revenue	$8,873	$10,449	(15.1)%
Earnings from operations	$464	$672	(31.0)%
Earnings from operations as a % of net revenue	5.2%	6.4%

        The components of the weighted net revenue change by business unit were as follows:

Three months ended January 31, 2012
Percentage Points
Notebook PCs	(8.3)
Desktop PCs	(6.6)
Workstations	—
Other	(0.2)

Total PSG	(15.1)

        PSG net revenue decreased 15.1% (16.2% when adjusted for currency) for the three months ended January 31, 2012. The industry-wide HDD supply constraints had an unfavorable impact on unit volumes and related revenue for the quarter. In addition, softness in both the consumer and commercial markets led to unit declines of 18%. In the first quarter of fiscal 2012, net revenue for consumer clients decreased 25% and commercial client net revenue decreased 7%. Net revenue for Notebook PCs decreased 15%, while net revenue for Desktop PCs decreased 18%. Workstations revenue remained flat. Net revenue in Other decreased 10% due primarily to the impact of the wind down of the Windows-based handheld business and a decrease in sales of consumer warranty extensions. The unfavorable impact of HDD supply constraints and market softness on PSG net revenue was partially offset by a 4% increase in average selling prices ("ASPs").

        PSG earnings from operations as a percentage of net revenue decreased 1.2 percentage points for the three months ended January 31, 2012. The decrease was driven by a decline in gross margin due primarily to a volume decline driven by HDD supply constraints and higher logistics costs, the effect of which was partially offset by a favorable commodity pricing environment combined with a favorable currency impact and lower warranty costs. In addition to the decline in gross margin, operating expenses as a percentage of net revenue increased due primarily to the revenue decline and increased selling costs.

Services

	Three months ended January 31
	2012	2011	% Increase (Decrease)
	In millions
Net revenue	$8,626	$8,529	1.1%
Earnings from operations	$905	$1,381	(34.5)%
Earnings from operations as a % of net revenue	10.5%	16.2%

        The components of the weighted net revenue change by business unit were as follows:

Three months ended January 31, 2012
Percentage Points
Infrastructure Technology Outsourcing	0.7
Technology Services	0.5
Application and Business Services	(0.1)

Total Services	1.1

        Services net revenue increased 1.1% (0.3% when adjusted for currency) for the three months ended January 31, 2012 due to revenue increases in Infrastructure Technology Outsourcing and Technology Services. Infrastructure Technology Outsourcing net revenue increased by 2% due to an increase in product-related revenue and a favorable currency impact, the effect of which was partially offset by a decline in short-term project contracts with existing clients. Net revenue in Technology Services increased by 2% due primarily to growth in our consulting and support businesses, the effect of which was partially offset by reduced sales of third-party hardware. Application and Business Services net revenue was flat due primarily to a decline in short-term project work, the effect of which was offset by a favorable currency impact.

        Services earnings from operations as a percentage of net revenue decreased by 5.7 percentage points in the three months ended January 31, 2012. Operating margin decreased due primarily to rate concessions arising from contract renewals, investments in service delivery and sales headcount and additional costs associated with contract deliverable delays.

Imaging and Printing Group

	Three months ended January 31
	2012	2011	% Decrease
	In millions
Net revenue	$6,258	$6,731	(7.0)%
Earnings from operations	$761	$1,119	(32.0)%
Earnings from operations as a % of net revenue	12.2%	16.6%

        The components of the weighted net revenue change as compared to the prior-year period by business unit were as follows:

Three months ended January 31, 2012
Percentage Points
Supplies	(4.1)
Consumer Hardware	(1.8)
Commercial Hardware	(1.1)

Total IPG	(7.0)

        IPG net revenue decreased 7.0% (7.2% when adjusted for currency) for the three months ended January 31, 2012, due primarily to revenue decreases in Supplies, Consumer Hardware and Commercial Hardware. Net revenue for Supplies decreased 6% in the first quarter of fiscal 2012, driven by actions taken to reduce channel inventory coupled with soft demand in all regions. These effects were partially offset by growth in large format printing supplies. Net revenue for Consumer Hardware decreased 15% in the first quarter of fiscal 2012, driven primarily by softness in consumer spending. Net revenue for Commercial Hardware decreased 5% in the first quarter of fiscal 2012, due primarily to volume reductions in high-end printers and a continued mix shift from high-end to low-end printers. In addition, the LaserJet business was impacted by supply constraints of printer components as a result of flooding in Thailand. These effects were partially offset by double-digit net revenue growth in the graphics business and managed print services business.

        IPG earnings from operations as a percentage of net revenue decreased by 4.4 percentage points in the first quarter of fiscal 2012, due primarily to a decline in gross margin, the effect of which was partially offset by lower operating expenses as a percentage of net revenue. The gross margin declined due to an unfavorable currency impact driven by the strength of the yen and from lower ink supplies volume as a result of actions taken to reduce channel inventory, coupled with soft demand in all regions. The decrease in operating expenses as a percentage of net revenue in the first quarter of fiscal 2012 was due primarily to reduced marketing expenses, the effect of which was partially offset by higher research and development investments.

Enterprise Servers, Storage and Networking

	Three months ended January 31
	2012	2011	% Decrease
	In millions
Net revenue	$5,018	$5,599	(10.4)%
Earnings from operations	$562	$830	(32.3)%
Earnings from operations as a % of net revenue	11.2%	14.8%

        The components of the weighted net revenue change by business unit were as follows:

Three months ended January 31, 2012
Percentage Points
Industry Standard Servers ("ISS")	(6.7)
Business Critical Systems ("BCS")	(2.7)
Storage	(1.0)
Networking	—

Total ESSN	(10.4)

        ESSN net revenue decreased 10.4% (11.9% when adjusted for currency) for the three months ended January 31, 2012 due to revenue decreases in ISS, Storage and BCS. ISS net revenue decreased by 11%, driven primarily by HDD supply constraints as a result of flooding in Thailand and weaker market conditions. These effects were partially offset by strong demand from public and private cloud customers. BCS net revenue decreased by 27% for the three months ended January 31, 2012, mainly as a result of declining demand following an announcement by an alliance partner that it intends to cease software support for our Itanium-based servers. The impact from reduced sales of Itanium-based servers was partially offset by higher demand for the latest generation of BCS scale-up x86 products and growth in NonStop servers. Storage net revenue decreased by 6% due to a decline in storage networking and tape products, the effect of which was partially offset by strong performance in 3PAR products and StoreOnce data deduplication solutions. Networking net revenue was flat for the three months ended January 31, 2012, with higher market demand for our core data center products offset by competitive pressures.

        ESSN earnings from operations as a percentage of net revenue decreased by 3.6 percentage points for the three months ended January 31, 2012 driven by a decrease in gross margin coupled with an increase in operating expenses as a percentage of net revenue. The gross margin decrease was driven by lower selling prices as a result of competitive pressures and an unfavorable product mix and a volume decline driven in part by HDD supply constraints, the effect of which was partially offset by lower component costs. The increase in operating expenses as a percentage of net revenue was driven by a decline in revenues, the effect of which was partially offset by benefits from certain government incentive programs in Asia.

Software

	Three months ended January 31
	2012	2011	% Increase
	In millions
Net revenue	$946	$725	30.5%
Earnings from operations	$162	$120	35.0%
Earnings from operations as a % of net revenue	17.1%	16.6%

        Software net revenue increased 30.5% (29.1% when adjusted for currency) for the three months ended January 31, 2012 due to revenues from acquired companies, primarily Autonomy, as well as growth in the organic business. Net revenue from services, support and licenses increased by 108%, 22% and 12%, respectively.

        Software earnings from operations as a percentage of net revenue increased by 0.5 percentage points for the three months ended January 31, 2012. The operating margin improvement was due primarily to rate increases in services and lower integration costs associated with fiscal 2010 acquisitions, the effect of which was partially offset by a lower mix of license revenue, higher deferred revenue write-downs, and integration costs associated with the Autonomy acquisition.

HP Financial Services

	Three months ended January 31
	2012	2011	% Increase
	In millions
Net revenue	$950	$827	14.9%
Earnings from operations	$91	$79	15.2%
Earnings from operations as a % of net revenue	9.6%	9.6%

        HPFS net revenue increased by 14.9% for the three months ended January 31, 2012. The net revenue increase was due primarily to portfolio growth, a higher operating lease mix due to higher services-led financing volume, along with higher buyout and end-of-lease revenue from residual expirations in line with portfolio growth.

        HPFS earnings from operations as a percentage of net revenue was flat for the three months ended January 31, 2012 due primarily to a decrease in gross margin, the effect of which was offset by a decrease in operating expenses as a percentage of net revenue. The decrease in gross margin was the result of lower portfolio margins from a higher mix of revenue from operating leases. The decrease in operating expenses as a percentage of net revenue was due primarily to continued improvement in cost efficiencies.

Financing Originations

	Three months ended January 31
	2012	2011
	In millions
Total financing originations	$1,543	$1,543

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services, including intercompany activity, was flat for the three months ended January 31, 2012.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	January 31, 2012	October 31, 2011
	In millions
Portfolio assets(1)	$12,622	$12,699

Allowance for doubtful accounts(2)	140	130
Operating lease equipment reserve	87	84

Total reserves	227	214

Net portfolio assets	$12,395	$12,485

Reserve coverage	1.8%	1.7%
Debt to equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of approximately $7.3 billion at both January 31, 2012 and October 31, 2011 and net equipment under operating leases of $2.5 billion and $2.7 billion at January 31, 2012 and October 31, 2011, respectively, as disclosed in Note 9 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $1.0 billion at both January 31, 2012 and October 31, 2011 and intercompany leases of approximately $1.8 billion and $1.7 billion at January 31, 2012 and October 31, 2011, respectively, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Net portfolio assets at January 31, 2012 decreased 0.7% from October 31, 2011. The decrease resulted from an unfavorable currency impact, the effect of which was partially offset by new financing originations during the first three months of fiscal 2012. The overall percentage of portfolio asset reserves increased as a percentage of the portfolio assets.

        For the three months ended January 31, 2012 and 2011, HPFS recorded net bad debt expenses of $18 million against specific reserves.

Corporate Investments

	Three months ended January 31
	2012	2011	% Increase (Decrease)
	In millions
Net revenue	$58	$62	(6.5)%
Loss from operations	$(48)	$(178)	73.0%
Loss from operations as a % of net revenue	(82.8)%	(287.1)%

        Net revenue in Corporate Investments relates primarily to business intelligence solutions, mobile devices associated with the Palm acquisition and licensing of HP technology to third parties. The revenue decrease in Corporate Investments was due primarily to the divestiture of HP's Halo video collaboration products business in July 2011, the effect of which was partially offset by higher revenue from business intelligence solutions.

        Corporate Investments reported a lower loss from operations for the three months ended January 31, 2012, due primarily to a lower impact from the former mobile device business associated with the Palm acquisition. The loss from operations in Corporate Investments was also due to expenses carried in the segment associated with corporate development, global alliances and HP Labs, which expenses decreased for the three months ended January 31, 2012.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Three months ended January 31
	2012	2011
	In millions
Net cash provided by operating activities	$1,193	$3,070
Net cash used in investing activities	(751)	(363)
Net cash used in financing activities	(372)	(3,702)

Net increase (decrease) in cash and cash equivalents	$70	$(995)

Operating Activities

        Compared to the corresponding period in 2011, net cash provided by operating activities decreased by approximately $1.9 billion for the three months ended January 31, 2012. The decrease was due primarily to lower net earnings and higher utilization of cash resources for payment of accounts payable, the impact of which was partially offset by a decrease in accounts and financing receivables and inventory.

        Our key working capital metrics are as follows:

	Three months ended January 31
	2012	2011
Days of sales outstanding in accounts receivable	48	46
Days of supply in inventory	28	25
Days of purchases outstanding in accounts payable.	(48)	(50)

Cash conversion cycle	28	21

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

        The increase in DSO was due primarily to unfavorable revenue linearity, extended payment terms, an increase in unbilled and aged accounts receivables and longer payment terms related to receivables acquired with the Autonomy acquisition. These effects were offset by a favorable U.S. dollar currency impact and a higher customer usage of cash discounts. The increase in DOS was a result of higher inventory levels at January 31, 2012 due primarily to strategic purchases of certain components and macroeconomic softness impacting our consumer businesses and commercial hardware businesses. The decrease in DPO was due primarily to purchasing linearity during the quarter. These changes contributed to the increase in the cash conversion cycle for the three months ended January 31, 2012.

Investing Activities

        Compared to the corresponding period in fiscal 2011, net cash used in investing activities increased by approximately $0.4 billion for the three months ended January 31, 2012, due primarily to lower proceeds from the sale of property, plant and equipment.

Financing Activities

        Compared to the corresponding period in fiscal 2011, net cash used in financing activities decreased by approximately $3.3 billion for the three months ended January 31, 2012. The decrease was due primarily to lower net repayments of commercial paper, a decrease in cash paid for the repurchase of common stock and higher net proceeds from the issuance of debt, the impact of which was partially offset by lower cash received from the issuance of common stock under employee stock plans.

        For more information on our share repurchase programs, see Note 13 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

CAPITAL RESOURCES

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital, and targeted capital structure. Outstanding borrowings increased to $30.9 billion as of January 31, 2012, as compared to $30.6 billion at October 31, 2011, bearing weighted-average interest rates of 2.7% and 2.4%, respectively. During the first three months of fiscal 2012, we issued $4.8 billion and repaid $7.4 billion of commercial paper and also issued $3.0 billion in U.S. Dollar Global Notes under the 2009 Shelf Registration Statement.

        Since January 31, 2012, we have repaid $2.5 billion in U.S. Dollar Global Notes. In addition, on March 12, 2012, we issued $2.0 billion of U.S. Dollar Global Notes under the 2009 Shelf Registration Statement. The newly issued Global Notes consist of fixed-rate notes at market rates with maturities of five and ten years from the date of issuance.

        We have $1.6 billion in U.S. Dollar Global Notes that will mature during the remainder of fiscal 2012. We expect to use a combination of cash from operations and our available borrowing resources to repay those maturing Global Notes.

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

Available Borrowing Resources

        At January 31, 2012, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At January 31, 2012
In millions
2009 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	$15,980
Uncommitted lines of credit(1)	$1,300
Revolving trade receivables-based facilities(2)	$646

(1)
For more information on our available borrowings resources, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

(2)
For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Standard & Poor's Ratings Services downgraded our short-term and long-term ratings on November 30, 2011, Fitch Ratings Services downgraded our long-term ratings on December 2, 2011 and Moody's Investors Service downgraded our short-term and long-term ratings on January 20, 2012. Accordingly, our ratings as of January 31, 2012 were:

	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-2	Prime-2	F1
Long-term debt ratings	BBB+	A3	A

        Our credit ratings remain under negative outlook by Fitch Ratings Services. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, these downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper, and may require the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade in our credit ratings by any of the three rating agencies may further impact us in a similar manner, and, depending on the extent of the downgrade, could have a negative impact on our liquidity and capital position. We will rely on alternative sources of funding, including drawdowns under our credit facilities or the issuance of debt or other securities under our existing shelf registration statement, if necessary to offset reductions in the market capacity for our commercial paper.

CONTRACTUAL AND OTHER OBLIGATIONS

Income Tax Obligations

        At January 31, 2012 we had approximately $2.2 billion of recorded liabilities and related interest and penalties pertaining to uncertainty in income tax positions, which will be partially offset by $283 million of deferred tax assets and interest receivable. These liabilities and related interest and penalties include $72 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. See Note 12 to the Consolidated Condensed

Financial Statements in Item 1, which is incorporated herein by reference, for additional information on taxes.

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

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2012, we are not involved in any material unconsolidated SPEs.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on both a non-recourse and partial recourse basis. The total aggregate capacity of the facilities was $1.4 billion as of January 31, 2012. For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

FACTORS THAT COULD AFFECT FUTURE RESULTS

        Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

If we are unsuccessful at improving our execution and financial performance and aligning our cost structure, our results of operations may be adversely affected.

        We are working to improve our execution and financial performance and align our cost structure with our revenue and margin profile. These efforts are designed to enable us to invest in our business to respond to industry shifts and capitalize on emerging opportunities in areas like cloud computing, security, and information management, and to better serve our customers and partners in both the short- and long-term. As part of these efforts, we are evaluating all of our businesses and looking for specific areas to improve our performance and effectiveness and rationalize costs. For example, we have undertaken a multi-year initiative to turn around our services business, including expanding into higher-margin enterprise services and improving resource utilization. We are also optimizing and reducing complexity in our supply chain that supports our product businesses. In addition, we are working to improve sales productivity and execution in our businesses. If we do not succeed in these efforts, or if these efforts are more costly or time consuming than expected, our results of operations may be adversely affected.

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

        Our long-term strategy is focused on leveraging our portfolio of hardware, software and services as we adapt to a changing/hybrid model of IT delivery and consumption driven by the growing adoption of cloud computing and increased demand for integrated IT solutions. To successfully execute on this strategy, we need to continue to evolve our historically hardware-centric business model towards a model that includes more software and higher value services offerings. In addition, we need to continue to further evolve the focus of our organization towards the delivery of integrated IT solutions for our customers. Any failure to successfully execute this strategy could adversely affect our operating results.

        The process of developing new high technology products, services and solutions and enhancing existing products, services and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. For example, as we transition to an environment characterized by cloud-based computing and software being delivered as a service, we must continue to successfully develop and deploy cloud-based solutions for our customers. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products, services and solutions. In addition, after we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so within a given product's life cycle or at all. Any delay in the development, production or marketing of a new product, service or solution could result in us not being among the first to market, which could further harm our competitive position.

        In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes and unsatisfactory performance under service contracts, as well as defects in third-party components included in our products and unsatisfactory performance by third-party contractors. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to determine appropriate solutions. However, the products and services that we offer are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errata, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch") to address quality issues with our products, we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. If new or existing customers have difficulty operating our products or are dissatisfied with our services, our operating margins could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could adversely affect our operating results.

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

Any failure by us to successfully align our cost structure to our current revenue and margin profile could result in total costs and expenses that are greater than expected, which could adversely affect our operating profit and net earnings and limit our ability to invest in and grow our business.

        We are working to align our cost structure to our current revenue and margin profile. As part of those efforts, we are streamlining operations, optimizing and reducing complexity in our supply chain, removing unnecessary complexity from the way we design, manufacture, and deliver products, upgrading, standardizing and automating our sales tools and other key systems and processes, and taking other actions. We may experience delays in the anticipated timing of activities related to these efforts and higher than expected or unanticipated costs to implement them. In addition, we are vulnerable to increased risks associated with implementing changes to our tools, systems and processes given our large portfolio of businesses, the broad range of geographic regions in which we and our customers and partners operate, and the number of acquisitions that we have completed in recent years. If we are unsuccessful at aligning our cost structure, our operating profit and net earnings could be adversely affected, which could limit our ability to invest in and grow our business.

        We also implemented a multi-year restructuring plan in the third quarter of fiscal 2010 relating to our enterprise services business. Our ability to achieve the targeted cost savings and other benefits from that plan within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control, including potential delays in the implementation of that plan in highly regulated locations outside of the United States, particularly in Europe and Asia, decreases in employee morale, and the failure to meet operational targets due to the loss of employees. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

We depend on third-party suppliers, and our revenue and gross margin could suffer if we fail to manage suppliers properly.

        Our operations depend on our ability to anticipate our needs for components, products and services and our suppliers' ability to deliver sufficient quantities of quality components, products and services at reasonable prices in time for us to meet critical schedules. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are dispersed across the globe, and the long lead times that are required to manufacture, assemble and deliver certain components and products, problems could arise in planning production and managing inventory levels that could seriously harm us. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time consuming and resource-intensive than expected. Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers, and risks related to our relationships with single source suppliers, as described below.

  •
  Shortages.  Occasionally we may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. For example, as discussed under "Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses" below, we obtain disk drive components from suppliers with operations in Thailand that have been severely impacted by the recent floods in that region, which has caused a short-term reduction in the supply of those components. In addition, our PC business relies heavily upon Outsourced Manufacturers ("OMs") to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. HP represents a substantial portion of the business of some of these OMs, and any changes to the nature or volume of business transacted by HP with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of these components may increase, and we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

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

        Thailand has recently experienced severe flooding that has caused widespread damage to the local manufacturing industry. HP obtains disk drive components used in its PCs, servers and storage devices from suppliers with operations in Thailand that have been severely impacted by the flooding. We have experienced short-term shortages in the supply of these disk drive components, which adversely affected our revenue, gross margins and results of operations in the first quarter of fiscal 2012, and we may continue to experience shortages during the remainder of fiscal 2012. If we are unable to support our ongoing demand for disk drive components, our revenue, gross margins and results of operations may continue to be adversely affected.

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

        We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, our outsourcing services business routinely processes, stores and transmits large amounts of data for our clients, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our clients, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We also could lose existing or potential customers for outsourcing services or other IT solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

        Our revenue, gross margin and profit vary among our products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Our revenue depends on the overall demand for our products and services. Delays or reductions in IT spending could materially adversely affect demand for our products and services, which could result in a significant decline in revenues. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer and geographic mix reflected in that period's net revenue. Competition, lawsuits, investigations and other risks affecting those businesses therefore may have a significant impact on our overall gross margin and profitability. Certain segments have a higher fixed cost structure and more variation in gross margins across their business units and product portfolios than others and may therefore experience significant operating profit volatility on a quarterly basis. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations.

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

        Third parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. For example, individuals and groups frequently purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from companies such as HP and their customers. The number of these claims has increased significantly in recent periods and may continue to increase in the future. If we cannot or do not license infringed intellectual property at all or on reasonable terms, or if we are required to substitute similar technology from another source, our operations could be adversely affected. Even if we believe that intellectual property claims are without merit, they can be time consuming and costly to defend and may divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.

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

        Our credit risk is evaluated by three independent rating agencies. Those rating agencies, Standard & Poor's Ratings Services, Fitch Ratings Services and Moody's Investors Service, downgraded our ratings on November 30, December 2, 2011 and January 20, 2012, respectively. Our credit ratings remain under negative outlook by Fitch Ratings Services. These downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper, and may require the posting of additional collateral under some of our derivative contracts. There can be no assurance that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may further impact us in a similar manner and may have a negative impact on our liquidity, capital position and access to capital markets.

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

        Terrorist acts, conflicts or wars (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers or customers or adversely affect our ability to manage logistics, operate our transportation and communication systems or conduct certain other critical business operations. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, including the military operations now being wound down in Iraq and the ongoing military operations in Afghanistan, have created many economic and political uncertainties. In addition, as a major multinational company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars.

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

        Managing business combination and investment transactions requires varying levels of management resources, which may divert our attention from other business operations. These business combination and investment transactions also have resulted, and in the future may result, in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders. We may also borrow to finance acquisitions, and the amount and terms of any potential future acquisition-related or other borrowings, as well as other factors, could affect our liquidity and financial condition. In addition, HP's effective tax rate on an ongoing basis is uncertain, and business combination and investment transactions could adversely impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a business combination and investment transaction and the risk that an announced business combination and investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HP, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2011.

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

Item 1A.    Risk Factors.

        A description of factors that could materially affect our business, financial condition or operating results is included under "Factors that Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. This description includes any material changes to the risk factor disclosure in Item 1A of Part I of our 2011 Annual Report on Form 10-K and is incorporated herein by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1
(November 2011)	9,566,452	$26.88	9,566,452	$10,537,878,901
Month #2
(December 2011)	11,941,032	$26.86	11,941,032	$10,217,094,695
Month #3
(January 2012)	7,592,586	$26.55	7,592,586	$10,015,540,902

Total	29,100,070	$26.79	29,100,070

        HP repurchased shares in the first quarter of fiscal 2012 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the first quarter of fiscal 2012 were purchased in open market transactions. As of January 31, 2012, HP had remaining authorization of $10.0 billion for future share repurchases.

Item 6.    Exhibits.

        The Exhibit Index beginning on page 88 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: March 12, 2012

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated Bylaws effective November 17, 2011.	8-K	001-04423	3.1	November 17, 2011
4(a)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, 5.25% Global Note due March 1, 2012 and 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(h)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(i)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(j)	Form of Registrant's Floating Rate Global Note due May 27, 2011, 2.25% Global Note due May 27, 2011 and 2.95% Global Note due August 15, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	May 28, 2009
4(k)
	Form of Registrant's Floating Rate Global Note due September 13, 2012, 1.250% Global Note due September 13, 2013 and 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	September 13, 2010
4(l)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010
4(m)
	Form of Registrant's Floating Rate Global Note due May 24, 2013, Floating Rate Global Note due May 30, 2014, 1.550% Global Note due May 30, 2014, 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	June 1, 2011
4(n)
	Form of Registrant's Floating Rate Global Note due September 19, 2014, 2.350% Global Note due March 15, 2015, 3.000% Global Note due September 15, 2016, 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	September 19, 2011
4(o)	Form of Registrant's 2.625% Global Note due December 9, 2014, 3.300% Global Note due December 9, 2016, 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	December 12, 2011
4(p)	Form of Registrant's 2.600% Global Note due September 15, 2017 and 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	March 12, 2012

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(q)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
9	None.
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(g)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(h)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(i)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(j)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(k)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(l)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(m)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(n)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(p)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(q)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(r)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(s)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(t)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(u)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(v)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(w)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
10(x)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(y)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(z)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)(a)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(d)(d)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(e)(e)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(f)(f)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(g)(g)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(h)(h)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(i)(i)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(j)(j)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(x)(x)	December 18, 2008
10(k)(k)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(l)(l)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(m)(m)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(n)(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(p)(p)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(q)(q)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(r)(r)	Employment Agreement, dated September 29, 2010, between the Registrant and Léo Apotheker.*	8-K	001-04423	10.1	October 1, 2010
10(s)(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(f)(f)(f)	December 15, 2010
10(t)(t)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(g)(g)(g)	December 15, 2010
10(u)(u)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(h)(h)(h)	December 15, 2010
10(v)(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(w)(w)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(x)(x)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(y)(y)	Letter Agreement, dated December 15, 2010, between the Registrant and Catherine A. Lesjak.*	10-K	001-04423	10(l)(l)(l)	December 15, 2010
10(z)(z)	Letter Agreement, dated September 29, 2010, between the Registrant and Michael J. Holston.*	10-Q	001-04423	10(m)(m)(m)	June 8, 2011

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)(a)(a)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*	10-Q	001-04423	10(o)(o)(o)	September 9, 2011
10(b)(b)(b)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(p)(p)(p)	September 9, 2011
10(c)(c)(c)	Separation and General Release Agreement, dated September 28, 2011, between the Registrant and Léo Apotheker.*	8-K	001-04423	10.1	September 29, 2011
10(d)(d)(d)	Employment offer letter, dated September 27, 2011, between the Registrant and Margaret C. Whitman.*	8-K	001-04423	10.2	September 29, 2011
10(e)(e)(e)	Letter Agreement, dated November 17, 2011, among the Registrant, Relational Investors LLC and the other parties named therein.*	8-K	001-04423	99.1	November 17, 2011
10(f)(f)(f)	Seventh Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(e)(e)(e)	December 14, 2011
10(g)(g)(g)	Registrant's Severance Plan for Executive Officers, as amended and restated.*	10-K	001-04423	10(f)(f)(f)	December 14, 2011
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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