Form 10-Q
period 2012-04-30
HEWLETT PACKARD CO
filed 2012-06-08
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2012
Or
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

        The number of shares of HP common stock outstanding as of May 31, 2012 was 1,971,832,590 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, benefit obligations, share repurchases, currency exchange rates, the impact of acquisitions or other financial items; any projections of the amount, timing or impact of cost savings, restructuring charges, early retirement programs, workforce reductions or impairment charges; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans and any resulting cost savings or revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic and geopolitical trends and events; the competitive pressures faced by HP's businesses; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers and partners; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; integration and other risks associated with business combination and investment transactions; the hiring and retention of key employees; assumptions related to pension and other post-retirement costs and retirement programs; the execution, timing and results of restructuring plans, including estimates and assumptions related to the cost and the anticipated benefits of implementing those plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission ("SEC") reports, including HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2011. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2012	2011	2012	2011
	In millions, except per share amounts
Net revenue:
Products	$19,962	$21,055	$39,473	$43,249
Services	10,614	10,466	21,023	20,468
Financing income	117	111	233	217

Total net revenue	30,693	31,632	60,729	63,934

Costs and expenses:
Cost of products	15,181	15,819	30,230	32,617
Cost of services	8,280	7,939	16,466	15,447
Financing interest	80	74	158	149
Research and development	850	815	1,636	1,613
Selling, general and administrative	3,540	3,425	6,907	6,542
Amortization of purchased intangible assets	470	413	936	838
Restructuring charges	53	158	93	316
Acquisition-related charges	17	21	39	50

Total operating expenses	28,471	28,664	56,465	57,572

Earnings from operations	2,222	2,968	4,264	6,362

Interest and other, net	(243)	(76)	(464)	(173)

Earnings before taxes	1,979	2,892	3,800	6,189
Provision for taxes	386	588	739	1,280

Net earnings	$1,593	$2,304	$3,061	$4,909

Net earnings per share:
Basic	$0.80	$1.07	$1.55	$2.27

Diluted	$0.80	$1.05	$1.53	$2.23

Cash dividends declared per share	$—	$—	$0.24	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	1,979	2,150	1,980	2,166

Diluted	1,987	2,184	1,995	2,203

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	April 30, 2012	October 31, 2011
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,311	$8,043
Accounts receivable	16,609	18,224
Financing receivables	3,139	3,162
Inventory	7,306	7,490
Other current assets	14,324	14,102

Total current assets	49,689	51,021

Property, plant and equipment	12,236	12,292
Long-term financing receivables and other assets	11,018	10,755
Goodwill	44,938	44,551
Purchased intangible assets	9,808	10,898

Total assets	$127,689	$129,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$4,252	$8,083
Accounts payable	12,900	14,750
Employee compensation and benefits	3,609	3,999
Taxes on earnings	871	1,048
Deferred revenue	7,582	7,449
Accrued restructuring	273	654
Other accrued liabilities	13,312	14,459

Total current liabilities	42,799	50,442

Long-term debt	25,825	22,551
Other liabilities	17,368	17,520
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,978 and 1,991 shares issued and outstanding, respectively)	20	20
Additional paid-in capital	6,576	6,837
Retained earnings	37,758	35,266
Accumulated other comprehensive loss	(3,066)	(3,498)

Total HP stockholders' equity	41,288	38,625
Non-controlling interests	409	379

Total stockholders' equity	41,697	39,004

Total liabilities and stockholders' equity	$127,689	$129,517

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30
	2012	2011
	In millions
Cash flows from operating activities:
Net earnings	$3,061	$4,909
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,588	2,497
Stock-based compensation expense	344	327
Provision for doubtful accounts—accounts and financing receivables	57	(7)
Provision for inventory	90	103
Restructuring charges	93	316
Deferred taxes on earnings	(155)	641
Excess tax benefit from stock-based compensation	(12)	(154)
Other, net	240	(139)
Changes in operating assets and liabilities:
Accounts and financing receivables	1,479	(608)
Inventory	89	(415)
Accounts payable	(1,851)	(143)
Taxes on earnings	(54)	93
Restructuring	(274)	(505)
Other assets and liabilities	(2,029)	117

Net cash provided by operating activities	3,666	7,032

Cash flows from investing activities:
Investment in property, plant and equipment	(1,963)	(2,026)
Proceeds from sale of property, plant and equipment	224	633
Purchases of available-for-sale securities and other investments	(565)	—
Maturities and sales of available-for-sale securities and other investments	346	57
Payments in connection with business acquisitions, net of cash acquired	(141)	(246)
Proceeds from business divestiture, net	81	—

Net cash used in investing activities	(2,018)	(1,582)

Cash flows from financing activities:
Repayment of commercial paper and notes payable, net	(2,792)	(998)
Issuance of debt	5,052	2,216
Payment of debt	(2,661)	(454)
Issuance of common stock under employee stock plans	634	774
Repurchase of common stock	(1,130)	(4,976)
Excess tax benefit from stock-based compensation	12	154
Cash dividends paid	(495)	(357)

Net cash used in financing activities	(1,380)	(3,641)

Increase in cash and cash equivalents	268	1,809
Cash and cash equivalents at beginning of period	8,043	10,929

Cash and cash equivalents at end of period	$8,311	$12,738

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$—	$2
Purchase of assets under capital lease	$12	$3

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of April 30, 2012, its results of operations for the three and six months ended April 30, 2012 and 2011 and its cash flows for the six months ended April 30, 2012 and 2011. The Consolidated Condensed Balance Sheet as of October 31, 2011 is derived from the October 31, 2011 audited consolidated financial statements.

        The results of operations for the three and six months ended April 30, 2012 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

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

        Total stock-based compensation expense before income taxes for the three and six months ended April 30, 2012 was $169 million and $344 million, respectively. The resulting income tax benefit for the three and six months ended April 30, 2012 was $54 million and $111 million, respectively. Total stock-based compensation expense before income taxes for the three and six months ended April 30, 2011 was $147 million and $327 million, respectively. The resulting income tax benefit for the three and six months ended April 30, 2011 was $61 million and $104 million, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that include grants of restricted stock and grants of restricted stock units.

        Non-vested restricted stock awards as of April 30, 2012 and changes during the six months ended April 30, 2012 were as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at October 31, 2011	16,813	$39
Granted	17,791	$28
Vested	(3,027)	$43
Forfeited	(1,250)	$36

Outstanding at April 30, 2012	30,327	$33

        At April 30, 2012, there was $758 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.4 years.

  Stock Options

        HP utilized the Black-Scholes option pricing model to value the service-based stock options granted under its principal equity plans. HP estimates the fair value of the performance-contingent stock options using a combination of the Monte Carlo simulation model and lattice model, as these awards contain market conditions.

        HP estimated the weighted-average fair value of stock options using the following weighted-average assumptions:

	Three months ended April 30		Six months ended April 30
	2012	2011	2012	2011
Weighted-average fair value of grants per share(1)	$5.82	$10.73	$9.46	$11.06
Implied volatility	32%	27%	43%	28%
Risk-free interest rate	0.91%	2.16%	1.20%	1.97%
Dividend yield	2.14%	0.77%	1.73%	0.76%
Expected life in months	61	60	67	60

(1)
The fair value calculation was based on stock options granted during the period.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Option activity as of April 30, 2012 and changes during the six months ended April 30, 2012 were as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at October 31, 2011	120,243	$28
Granted	6,761	$28
Exercised	(27,967)	$21
Forfeited/cancelled/expired	(5,122)	$35

Outstanding at April 30, 2012	93,915	$29	3.5	$201

Vested and expected to vest at April 30, 2012	91,972	$29	3.5	$195

Exercisable at April 30, 2012	68,259	$31	2.2	$122

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on April 30, 2012. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the second quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three and six months ended April 30, 2012 was $55 million and $164 million, respectively.

        At April 30, 2012, there was $227 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average vesting period of 2.1 years.

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

        For PRU awards granted in fiscal year 2012, HP estimates the fair value of the Target Shares using HP's closing stock price on the measurement date. The weighted-average fair value per share for the first year of the three-year performance period applicable to PRUs granted in the six months ended April 30, 2012 was $27.00. The estimated fair value of the Target Shares for the second and third years for PRUs granted in the six months ended April 30, 2012 will be determined on the measurement date

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

applicable to those PRUs, which will occur during the period that the annual performance goals are approved for those PRUs, and the expense will be amortized over the remainder of the applicable three-year performance period.

        For PRU awards granted prior to fiscal year 2012, HP estimates the fair value of the Target Shares subject to those awards using the Monte Carlo simulation model, as the TSR modifier represents a market condition. The following weighted-average assumptions, in addition to projections of market conditions, were used to determine the weighted-average fair values of these PRU awards:

	Six months ended April 30
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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested PRUs as of April 30, 2012 and changes during the six months ended April 30, 2012 were as follows:

	Shares
	In thousands
Outstanding Target Shares at October 31, 2011	11,382
Granted	1,157
Vested	—
Change in units due to performance and market conditions achievement for PRUs vested in the period	—
Forfeited	(843)

Outstanding Target Shares at April 30, 2012	11,696

Outstanding Target Shares assigned a fair value at April 30, 2012	9,434	(1)

(1)
Excludes Target Shares for the third year for PRUs granted in fiscal 2011 and for the second and third years for PRUs granted in the six months ended April 30, 2012 as the measurement date has not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual performance goals are approved.

        At April 30, 2012, there was $48 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average vesting period of 1.1 years.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended April 30		Six months ended April 30
	2012	2011	2012	2011
	In millions, except per share amounts
Numerator:
Net earnings(1)	$1,593	$2,304	$3,061	$4,909

Denominator:
Weighted-average shares used to compute basic EPS	1,979	2,150	1,980	2,166
Dilutive effect of employee stock plans	8	34	15	37

Weighted-average shares used to compute diluted EPS	1,987	2,184	1,995	2,203

Net earnings per share:
Basic	$0.80	$1.07	$1.55	$2.27
Diluted	$0.80	$1.05	$1.53	$2.23

(1)
Net earnings available to participating securities were not significant for the three and six months ended April 30, 2012 and 2011. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For both the three and six months ended April 30, 2012, HP excluded from the calculation of diluted EPS options to purchase 50 million shares, compared to 6 million shares for both the three and six months ended April 30, 2011. In addition, HP also excluded from the calculation of diluted EPS options to purchase an additional 10 million shares for both the three and six months ended April 30, 2012, compared to an additional 1 million shares for both the three and six months ended April 30, 2011, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock because their effect would be anti-dilutive.

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts Receivable

	April 30, 2012	October 31, 2011
	In millions
Accounts receivable	$17,064	$18,694
Allowance for doubtful accounts	(455)	(470)

	$16,609	$18,224

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties. In accordance with the accounting requirements under the Accounting Standards Codification relating to "Transfers and Servicing," trade receivables are derecognized from the Consolidated Condensed Balance Sheets when sold to third parties. The total aggregate capacity of the facilities was $1.4 billion as of April 30, 2012, including a $0.9 billion partial recourse facility entered into in May 2011 and an aggregate capacity of $0.5 billion in non-recourse facilities. The recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligation as of April 30, 2012 was not material.

        For the first six months of fiscal 2012 and 2011, trade receivables sold under these facilities were $2.1 billion and $897 million, respectively, which approximates the amount of cash received. The resulting loss on the sales of trade accounts receivable for the three months and six months ended April 30, 2012 was not material. HP had $725 million as of April 30, 2012 and $701 million as of October 31, 2011 of available capacity under these programs.

  Inventory

	April 30, 2012	October 31, 2011
	In millions
Finished goods	$4,518	$4,869
Purchased parts and fabricated assemblies	2,788	2,621

	$7,306	$7,490

  Property, Plant and Equipment

	April 30, 2012	October 31, 2011
	In millions
Land	$652	$687
Buildings and leasehold improvements	8,804	8,620
Machinery and equipment	16,622	16,155

	26,078	25,462

Accumulated depreciation	(13,842)	(13,170)

	$12,236	$12,292

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of April 30, 2012 and changes in the carrying amount of goodwill for the six months ended April 30, 2012 are as follows:

	Personal Systems Group	Services	Imaging and Printing Group	Enterprise Servers, Storage and Networking	Software	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2011	$2,498	$17,280	$2,471	$8,070	$14,063	$144	$25	$44,551
Goodwill acquired during the period	—	—	12	—	—	—	—	12
Goodwill adjustments/reclassifications	—	(20)	—	(302)	712	—	(15)	375

Balance at April 30, 2012	$2,498	$17,260	$2,483	$7,768	$14,775	$144	$10	$44,938

        In connection with certain fiscal 2012 organizational realignments, HP reclassified $280 million of goodwill related to the TippingPoint network security solutions business from the Enterprise Servers, Storage and Networking segment to the Software segment. During the six months ended April 30, 2012, HP recorded additional goodwill of $224 million in the Software segment due to a change in the estimated fair values of purchased intangible assets and net tangible assets associated with the acquisition of Autonomy Corporation plc ("Autonomy"). HP also recorded a net increase to goodwill of $213 million as a result of a currency translation adjustment on goodwill related to Autonomy subsidiaries whose functional currency is not the U.S. dollar.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Purchased Intangible Assets (Continued)

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	April 30, 2012			October 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$6,073	$(2,503)	$3,570	$6,346	$(2,376)	$3,970
Developed and core technology and patents	6,934	(2,319)	4,615	7,226	(1,944)	5,282
Product trademarks	321	(127)	194	336	(121)	215

Total amortizable purchased intangible assets	13,328	(4,949)	8,379	13,908	(4,441)	9,467
In-process research and development ("IPR&D")	7	—	7	9	—	9
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$14,757	$(4,949)	$9,808	$15,339	$(4,441)	$10,898

        For the first six months of fiscal 2012, the majority of the decrease in gross intangibles was related to $428 million of fully amortized intangible assets which have been eliminated from both the gross and accumulated amortization amounts and a $293 million change in the estimated fair value of Autonomy's purchased intangible assets acquired. The decrease to intangibles was partially offset by a net currency translation adjustment of $165 million on intangibles related to Autonomy subsidiaries whose functional currency is not the U.S. dollar.

        Estimated future amortization expense related to finite-lived purchased intangible assets at April 30, 2012 was as follows:

Fiscal year:	In millions
2012 (remaining six months)	$937
2013	1,751
2014	1,363
2015	1,201
2016	1,041
2017	609
Thereafter	1,477

Total	$8,379

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

  Fiscal 2010 Enterprise Services Business Restructuring Plan

        On June 1, 2010, HP's management announced a plan to restructure its enterprise services business ("ES"), which includes its Infrastructure Technology Outsourcing and Application and Business Services business units. The multi-year restructuring program includes plans to consolidate commercial data centers, tools and applications. The total expected cost of the plan that will be recorded as restructuring charges is approximately $1.0 billion, and includes severance costs to eliminate approximately 8,000 positions and infrastructure charges. As the execution of the restructuring activities has evolved, certain components and their related cost estimates have been revised. While the total cost of the plan remains consistent, during the first quarter of fiscal 2012, HP reduced the severance accrual by $100 million and recognized additional infrastructure related charges of $104 million. HP expects to record the majority of the infrastructure charges through fiscal 2012. The timing of the charges is based upon planned termination dates and site closure and consolidation plans. The majority of the associated cash payments are expected to be paid out through the first quarter of fiscal 2013. As of April 30, 2012, approximately 7,000 positions had been eliminated.

  Fiscal 2009 Restructuring Plan

        In May 2009, HP's management approved and initiated a restructuring plan to structurally change and improve the effectiveness of the Imaging and Printing Group ("IPG"), the Personal Systems Group ("PSG"), and Enterprise Servers, Storage and Networking ("ESSN") businesses. The total expected cost of the plan was $301 million in severance-related costs associated with the planned elimination of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

approximately 4,400 positions. All planned eliminations had occurred and the vast majority of the restructuring costs had been paid out as of October 31, 2011.

  Fiscal 2008 HP/EDS Restructuring Plan

        In connection with the acquisition of Electronic Data Systems Corporation ("EDS") on August 26, 2008, HP's management approved and initiated a restructuring plan to combine and align HP's services businesses, eliminate duplicative overhead functions and consolidate and vacate duplicative facilities. The restructuring plan is expected to be implemented over four years from the acquisition date at a total expected cost of $3.3 billion. Approximately $1.5 billion of the expected costs were associated with pre-acquisition EDS and were reflected in the fair value of purchase consideration of EDS. These costs are subject to change based on the actual costs incurred. The remaining costs are primarily associated with HP and will be recorded as a restructuring charge.

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

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the six months ended April 30, 2012 were as follows:

		Three months ended April 30, 2012 charges	Six months ended April 30, 2012 charges				As of April 30, 2012
	Balance, October 31, 2011			Cash payments	Non-cash settlements and other adjustments	Balance, April 30, 2012	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2010 acquisitions	$59	$—	$—	$(18)	$—	$41	$114	$121
Fiscal 2010 ES Plan:
Severance	493	—	(100)	(72)	(16)	305	623	623
Infrastructure	3	35	139	(104)	(37)	1	332	369

Total ES Plan	496	35	39	(176)	(53)	306	955	992
Fiscal 2009 Plan	—	—	7	(8)	1	—	301	301
Fiscal 2008 HP/EDS Plan:
Severance	—	—	5	(6)	1	—	2,195	2,195
Infrastructure	258	18	42	(66)	(7)	227	1,016	1,085

Total HP/EDS Plan	258	18	47	(72)	(6)	227	3,211	3,280

Total restructuring plans	$813	$53	$93	$(274)	$(58)	$574	$4,581	$4,694

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

        At April 30, 2012 and October 31, 2011, HP included the long-term portion of the restructuring liability of $301 million and $159 million, respectively, in Other liabilities, and the short-term portion of $273 million and $654 million, respectively, in Accrued restructuring in the accompanying Consolidated Condensed Balance Sheets.

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

        Cash Equivalents and Investments: HP holds time deposits, money market funds, mutual funds, other debt securities primarily consisting of corporate and foreign government notes and bonds, and common stock and equivalents. Where applicable, HP uses quoted prices in active markets for identical assets to determine fair value. If quoted prices in active markets for identical assets are not available to determine fair value, HP uses quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for identical or similar assets are not available, HP uses internally developed valuation models, whose inputs include bid prices, and third-party valuations utilizing underlying assets assumptions.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Fair Value (Continued)

        Short- and Long-Term Debt: The estimated fair value of publicly-traded debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other debt for which a quoted market price is not available, an expected present value method that uses rates currently available to HP for debt with similar terms and remaining maturities is used to estimate fair value. The portion of the company's fixed-rate debt obligations that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt's carrying value, including a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt was approximately $30.6 billion at April 30, 2012, compared to a carrying value of $30.1 billion at that date. The estimated fair value of HP's short- and long-term debt was approximately $31.1 billion at October 31, 2011, compared to a carrying value of $30.6 billion at that date. If measured at fair value in the Consolidated Condensed Financial Statements, short- and long-term debt would be classified as Level 2 in the fair value hierarchy.

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2012				As of October 31, 2011
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$2,796	$—	$2,796	$—	$5,120	$—	$5,120
Money market funds	1,985	—	—	1,985	236	—	—	236
Mutual funds	—	380	—	380	—	—	—	—
Marketable equity securities	45	5	—	50	120	2	—	122
Foreign bonds	7	365	—	372	7	376	—	383
Corporate bonds and other debt securities	3	2	48	53	3	2	48	53
Derivatives:
Interest rate contracts	—	411	—	411	—	593	—	593
Foreign exchange contracts	—	437	1	438	—	269	35	304
Other derivatives	—	2	12	14	—	25	6	31

Total Assets	$2,040	$4,398	$61	$6,499	$366	$6,387	$89	$6,842

Liabilities
Derivatives:
Interest rate contracts	$—	$44	$—	$44	$—	$71	$—	$71
Foreign exchange contracts	—	468	9	477	—	823	9	832
Other derivatives	—	—	—	—	—	1	—	1

Total Liabilities	$—	$512	$9	$521	$—	$895	$9	$904

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments at fair value as of April 30, 2012 and October 31, 2011 were as follows:

	April 30, 2012				October 31, 2011
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Cash Equivalents
Time deposits	$2,788	$—	$—	$2,788	$5,112	$—	$—	$5,112
Money market funds	1,985	—	—	1,985	236	—	—	236
Mutual funds	71	—	—	71	—	—	—	—

Total cash equivalents	4,844	—	—	4,844	5,348	—	—	5,348

Available-for-Sale Investments
Debt securities:
Time deposits	8	—	—	8	8	—	—	8
Foreign bonds	309	63	—	372	317	66	—	383
Mutual funds	309	—	—	309	—	—	—	—
Corporate bonds and other debt securities	70	—	(17)	53	74	—	(21)	53

Total debt securities	696	63	(17)	742	399	66	(21)	444

Equity securities in public companies	62	3	(19)	46	114	4	—	118

Total cash equivalents and available-for-sale investments	$5,602	$66	$(36)	$5,632	$5,861	$70	$(21)	$5,910

        Cash equivalents consist of investments in time deposits, money market funds and mutual funds with original maturities of three months or less. Time deposits were primarily issued by institutions outside the U.S. as of April 30, 2012 and October 31, 2011. Available-for-sale securities consist of short-term investments which mature within twelve months or less and long-term investments with maturities greater than twelve months. Investments primarily include institutional bonds, mutual funds, equity securities in public companies, fixed-interest securities and time deposits. HP estimates the fair values of its investments based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that will be realized in the future.

        As of April 30, 2012, $17 million of the total gross unrealized losses were related to certain debt securities that had been in a continuous loss position for more than twelve months. The gross unrealized loss as of October 31, 2011 was due primarily to declines in certain debt securities of $21 million that had been in a continuous loss position for more than twelve months. HP does not intend to sell these debt securities, and it is not likely that HP will be required to sell these debt securities prior to the recovery of the amortized cost.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        Contractual maturities of short-term and long-term investments in available-for-sale debt securities at April 30, 2012 were as follows:

	April 30, 2012
	Cost	Estimated Fair Value
	In millions
Due in less than one year	$314	$314
Due in one to five years	71	54
Due in more than five years	311	374

	$696	$742

        For the three and six months ended April 30, 2012, HP recognized an insignificant impairment charge associated with debt securities. For the three and six months ended April 30, 2011, HP did not recognize any impairment charge associated with debt securities.

        During the quarter ended April 30, 2012, HP recognized a $50.7 million impairment charge related to a public equity investment as HP determined that such impairment was other than temporary. HP made its determination based on an average of closing prices for the six months ended April 30, 2012. HP has evaluated the near-term prospects of its remaining equity investments in a gross unrealized loss position in relation to the severity and duration of the impairment and considers the decline in market value of the equity investments to be temporary in nature.

        Equity securities in privately held companies include cost basis and equity method investments. These amounted to $51 million and $48 million for the periods ended April 30, 2012 and October 31, 2011, respectively, and are included in long-term financing receivables and other assets.

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

        To further mitigate credit exposure to counterparties, HP may enter into collateral security arrangements with its counterparties. These arrangements require HP to post collateral or to hold collateral from counterparties when the derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. Such funds are generally transferred within two business days of the due date. As of April 30, 2012, HP held $195 million of collateral and posted $40 million through re-hypothecation in association with the counterparties under these collateralized arrangements. As of April 30, 2011, HP held $30 million of treasury securities under those collateralized arrangements. As of April 30, 2012 and 2011, HP did not have any derivative instruments under these collateralized arrangements that were in a significant net liability position.

  Fair Value Hedges

        HP enters into fair value hedges to reduce the exposure of its debt portfolio to interest rate risk. HP issues long-term debt in U.S. dollars based on market conditions at the time of financing. HP uses interest rate swaps to mitigate the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense. The swap transactions generally involve principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, HP may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if it believes a larger proportion of fixed-rate debt would be beneficial. When investing in fixed-rate instruments, HP may enter into interest rate swaps that convert the fixed interest payments into variable interest payments and would classify these swaps as fair value hedges. For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in Interest and other, net in the Consolidated Condensed Statements of Earnings in the current period.

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expense, and intercompany lease loan denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within twelve months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During the three and six months ended April 30, 2012 and 2011, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Condensed Statements of Earnings. As of April 30, 2012 and 2011, the portion of hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three and six months ended April 30, 2012 and 2011.

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

(Unaudited)

Note 8: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        As discussed in Note 7, HP estimates the fair values of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Consolidated Condensed Balance Sheets was recorded as follows:

	As of April 30, 2012					As of October 31, 2011
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$8,350	$34	$338	$—	$—	$10,075	$30	$508	$—	$—
Cash flow hedges:
Foreign exchange contracts	19,336	321	26	246	92	21,666	192	30	324	126
Net investment hedges:
Foreign exchange contracts	1,686	15	8	36	15	1,556	7	4	44	56

Total derivatives designated as hedging instruments	29,372	370	372	282	107	33,297	229	542	368	182

Derivatives not designated as hedging instruments
Foreign exchange contracts	12,919	57	11	73	15	13,994	66	5	244	38
Interest rate contracts(2)	2,200	—	39	—	44	2,200	—	55	—	71
Other derivatives	414	2	12	—	—	410	25	6	—	1

Total derivatives not designated as hedging instruments	15,533	59	62	73	59	16,604	91	66	244	110

Total derivatives	$44,905	$429	$434	$355	$166	$49,901	$320	$608	$612	$292

(1)
Represents the face amounts of contracts that were outstanding as of April 30, 2012 and October 31, 2011, respectively.

(2)
Represents offsetting swaps acquired through previous business combinations that were not designated as hedging instruments.

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The before-tax effect of a derivative instrument and related hedged item in a fair value hedging relationship for the three and six months ended April 30, 2012 and 2011 were as follows:

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2012	Six months ended April 30, 2012	Hedged Item	Location	Three months ended April 30, 2012	Six months ended April 30, 2012
		In millions				In millions
Interest rate contracts	Interest and other, net	$(80)	$(76)	Fixed-rate debt	Interest and other, net	$80	$80

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

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2012 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain Recognized in Income on Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three months ended April 30, 2012	Six months ended April 30, 2012	Location	Three months ended April 30, 2012	Six months ended April 30, 2012	Location	Three months ended April 30, 2012	Six months ended April 30, 2012
	In millions			In millions			In millions
Cash flow hedges:
Foreign exchange contracts	$(110)	$317	Net revenue	$(2)	$86	Net revenue	$—	$—
Foreign exchange contracts	(53)	(61)	Cost of products	2	18	Cost of products	—	—
Foreign exchange contracts	(1)	(4)	Other operating expenses	(1)	(2)	Other operating expenses	—	—
Foreign exchange contracts	(17)	(17)	Interest and other, net	(15)	(15)	Interest and other, net	—	—
Foreign exchange contracts	(10)	(19)	Net revenue	5	—	Interest and other, net	—	—

Total cash flow hedges	$(191)	$216		$(11)	$87		$—	$—

Net investment hedges:
Foreign exchange contracts	$13	$38	Interest and other, net	$—	$—	Interest and other, net	$—	$—

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2011 was as follows:

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

        As of April 30, 2012, HP expects to reclassify an estimated net accumulated other comprehensive gain of approximately $47 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three and six months ended April 30, 2012 and 2011 was as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended April 30, 2012	Six months ended April 30, 2012
		In millions
Foreign exchange contracts	Interest and other, net	$(74)	$(156)
Other derivatives	Interest and other, net	(6)	(16)
Interest rate contracts	Interest and other, net	1	11

Total		$(79)	$(161)

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

  Other Financial Instruments

        For the balance of HP's financial instruments, accounts receivable, financing receivables, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

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

	April 30, 2012	October 31, 2011
	In millions
Minimum lease payments receivable	$7,828	$7,721
Unguaranteed residual value	231	233
Unearned income	(654)	(647)

Financing receivables, gross	7,405	7,307
Allowance for doubtful accounts	(146)	(130)

Financing receivables, net	7,259	7,177
Less current portion	(3,139)	(3,162)

Amounts due after one year, net	$4,120	$4,015

        Equipment leased to customers under operating leases was $4.0 billion at April 30, 2012 and October 31, 2011, and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $1.5 billion at April 30, 2012 and $1.3 billion at October 31, 2011.

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

        The credit risk profile of the gross financing receivables, based on internally assigned ratings, was as follows:

	April 30, 2012	October 31, 2011
	In millions
Risk Rating
Low	$4,414	$4,261
Moderate	2,913	2,989
High	78	57

Total	$7,405	$7,307

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

        The allowance for doubtful accounts and the related financing receivables were as follows:

Six months ended April 30, 2012
In millions
Allowance for doubtful accounts
Balance, beginning of period	$130
Additions to allowance	22
Deductions, net of recoveries	(6)

Balance, end of period	$146

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

	April 30, 2012	October 31, 2011
	In millions
Allowance for financing receivables individually evaluated for loss	$48	$35
Allowance for financing receivables collectively evaluated for loss	98	95

Total	$146	$130

Gross financing receivables individually evaluated for loss	$313	$228
Gross financing receivables collectively evaluated for loss	7,092	7,079

Total	$7,405	$7,307

        Accounts are generally put on non-accrual status (cessation of interest accrual) when they reach 90 days past due. The non-accrual status may not impact a customer's risk rating. In certain circumstances, such as when the delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 90 days past due. A write-off or specific reserve is generally recorded when an account reaches 180 days past due. Total financing receivables on non-accrual status were $197 million and $157 million at April 30, 2012 and October 31, 2011, respectively. Total financing receivables greater than 90 days past due and still accruing interest were $116 million and $71 million at April 30, 2012 and October 31, 2011, respectively.

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

        The changes in HP's aggregate product warranty liabilities for the six months ended April 30, 2012 were as follows:

In millions
Product warranty liability at October 31, 2011	$2,451
Accruals for warranties issued	1,158
Adjustments related to pre-existing warranties (including changes in estimates)	(62)
Settlements made (in cash or in kind)	(1,242)

Product warranty liability at April 30, 2012	$2,305

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	April 30, 2012		October 31, 2011
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions		In millions
Commercial paper	$345	1.5%	$3,215	0.4%
Current portion of long-term debt	3,346	1.8%	4,345	2.4%
Notes payable to banks, lines of credit and other	561	3.4%	523	2.9%

	$4,252		$8,083

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $343 million and $355 million at April 30, 2012 and October 31, 2011, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	April 30, 2012	October 31, 2011
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.505% in June 2002 at 6.5%, due July 2012	$500	$500
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, paid March 2012	—	600
$900 issued at discount to par at a price of 99.938% in February 2007 at 5.25%, paid March 2012	—	900
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,500 issued at discount to par at a price of 99.921% in March 2008 at 4.5%, due March 2013	1,500	1,500
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, due March 2014	1,997	1,996
$1,000 issued at discount to par at a price of 99.956% in February 2009 at 4.25%, paid February 2012	—	1,000
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

	April 30, 2012	October 31, 2011
	In millions
2009 Shelf Registration Statement:
$250 issued at discount to par at a price of 99.984% in May 2009 at 2.95%, due August 2012	250	250
$800 issued at par in September 2010 at three-month USD LIBOR plus 0.125%, due September 2012	800	800
$1,100 issued at discount to par at a price of 99.921% in September 2010 at 1.25%, due September 2013	1,100	1,099
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, due September 2015	1,099	1,099
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015	650	650
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	1,348	1,348
$1,750 issued at par in May 2011 at three month USD LIBOR plus 0.28%, due May 2013	1,750	1,750
$500 issued at par in May 2011 at three month USD LIBOR plus 0.4%, due May 2014	500	500
$500 issued at discount to par at a price of 99.971% in May 2011 at 1.55%, due May 2014	500	500
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	1,000
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, due March 2015	750	750
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016	1,298	1,297
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	998	998
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,198	1,198
$350 issued at par in September 2011 at three-month USD LIBOR plus 1.55%, due September 2014	350	350
$650 issued at discount to par at a price of 99.946% in December 2011 at 2.625%, due December 2014	650	—
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016	848	—
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,496	—
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, due September 2017	1,500	—
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	—

	26,578	24,082

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

	April 30, 2012	October 31, 2011
	In millions
EDS Senior Notes
$1,100 issued June 2003 at 6.0%, due August 2013	1,114	1,120
$300 issued October 1999 at 7.45%, due October 2029	314	315

	1,428	1,435

Other, including capital lease obligations, at 0.60%-8.63%, due in calendar years 2012-2024	702	836
Fair value adjustment related to hedged debt	463	543
Less: current portion	(3,346)	(4,345)

Total long-term debt	$25,825	$22,551

        As disclosed in Note 8 to the Consolidated Condensed Financial Statements, HP uses interest rate swaps to mitigate the market risk exposures in connection with certain fixed interest global notes to achieve primarily U.S. dollar LIBOR-based floating interest expense. The interest rates in the table above have not been adjusted to reflect the impact of any interest rate swaps.

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

        HP's Board of Directors has approved a $16.0 billion U.S. commercial paper program. HP's subsidiaries are authorized to issue up to an additional $1.0 billion of commercial paper, of which $500 million of capacity was available as of April 30, 2012 to be used by Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, for its Euro Commercial Paper/Certificate of Deposit Programme.

        HP has a $3.0 billion five-year credit facility that expires in March 2017 and a $4.5 billion four-year credit facility that expires in February 2015. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. The credit facilities are senior unsecured committed borrowing arrangements primarily to support the issuance of U.S. commercial paper. HP's ability to have a U.S. commercial paper outstanding balance that exceeds the $7.5 billion supported by these credit facilities is subject to a number of factors, including liquidity conditions and business performance.

        Within Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of April 30, 2012, the carrying value of the assets approximated the carrying value of the borrowings of $215 million.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

        As of April 30, 2012, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2009 Shelf Registration Statement. As of that date, HP also had up to approximately $17.5 billion of available borrowing resources, including $16.2 billion under its commercial paper programs and approximately $1.3 billion relating to uncommitted lines of credit.

Note 12: Income Taxes

        HP's effective tax rate was 19.5% and 20.3% for the three months ended April 30, 2012 and April 30, 2011, respectively, and 19.5% and 20.7% for the six months ended April 30, 2012 and April 30, 2011, respectively. HP's effective tax rate decreased due to an increase in the percentage of total earnings earned in lower-tax jurisdictions. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all of such earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

        In the three and six months ended April 30, 2012, HP recorded discrete items with a net tax benefit of $25 million and $74 million, respectively, decreasing the effective tax rate. These amounts included net tax benefits of $22 million and $50 million, respectively, from restructuring and acquisition charges, and other miscellaneous tax benefits of $3 million and $24 million, respectively.

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

        As of April 30, 2012, the amount of gross unrecognized tax benefits was $2.4 billion, of which up to $1.1 billion would affect HP's effective tax rate if realized. HP recognizes interest income from favorable settlements and income tax receivables and interest expense and penalties accrued on unrecognized tax benefits within income tax expense. As of April 30, 2012, HP had accrued a net payable of $186 million for interest and penalties. In the three and six months ended April 30, 2012, HP recognized $4 million of net interest expense on net tax underpayments, net of tax, and $19 million of net interest income on tax overpayments, net of tax, respectively.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $297 million within the next 12 months.

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

(Unaudited)

Note 12: Income Taxes (Continued)

income tax returns in 2010 and began its audit of HP's 2009 income tax returns during 2011. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent's Reports ("RAR") for its fiscal 2001, 2002, 2006, 2007 and 2008 tax years. The proposed IRS adjustments for these tax years would, if sustained, reduce the benefits of tax refund claims HP has filed for net operating loss carrybacks to earlier fiscal years and tax credit carryforwards to subsequent years by approximately $626 million. HP has filed petitions with the United States Tax Court regarding certain proposed IRS adjustments regarding tax years 1999 through 2003 and is continuing to contest additional adjustments proposed by the IRS for other tax years. The United States Tax Court has recently ruled against HP regarding one of the IRS adjustments. HP currently intends to appeal the decision. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in tax benefits that could result from the IRS actions. With respect to major foreign and state tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999. HP believes that adequate accruals have been provided for all open tax years.

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

        The IRS began an audit of HP's U.S. group of subsidiaries providing enterprise services, for its 2008 and 2009 income tax return in 2010 and 2011, respectively. That group of subsidiaries has received an RAR for the short period ended October 31, 2008 proposing a total tax deficiency of $17 million. HP is contesting certain issues and believes it has provided adequate reserves for any tax deficiencies or reductions in tax benefits that could result from the IRS actions.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	April 30, 2012	October 31, 2011
	In millions
Current deferred tax assets	$5,042	$5,374
Current deferred tax liabilities	(71)	(41)
Long-term deferred tax assets	1,590	1,283
Long-term deferred tax liabilities	(5,241)	(5,163)

Total deferred tax assets net of deferred tax liabilities	$1,320	$1,453

Note 13: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the three and six months ended April 30, 2012, HP executed share repurchases of 13 million shares and 43 million shares, respectively. For the three months ended April 30, 2012, repurchases of 13 million shares were settled for $350 million. For the six months ended April 30, 2012, repurchases of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

43 million shares were settled for $1.1 billion. HP had approximately 1 million shares repurchased in the second quarter of fiscal 2012 that will be settled in the third quarter of fiscal 2012. HP paid approximately $2.7 billion in connection with repurchases of approximately 63 million shares during the three months ended April 30, 2011 and paid approximately $5.0 billion in connection with repurchases of approximately 117 million shares in the first six months of fiscal 2011. As of April 30, 2012, HP had remaining authorization of $9.7 billion for future share repurchases.

  Comprehensive Income

        The changes in the components of other comprehensive income ("OCI"), net of taxes, were as follows:

	Three months ended April 30
	2012	2011
	In millions
Net earnings	$1,593	$2,304
Net change in unrealized gains on available-for-sale securities, with no tax effect in 2012 and net of tax benefit of $7 million in 2011	43	—
Net change in unrealized gains/losses on cash flow hedges:
Unrealized losses recognized in OCI, net of tax benefit of $60 million in 2012 and $273 million in 2011	(131)	(498)
Losses reclassified into income, with no tax effect in 2012 and net of tax benefit of $110 million in 2011	11	226

	(120)	(272)

Net change in cumulative translation adjustment, net of tax of $52 million in 2012 and $1 million in 2011	471	81
Net change in unrealized components of defined benefit plans, net of tax benefit of $14 million in 2012 and $108 million in 2011	47	297

Comprehensive income	$2,034	$2,410

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

	Six months ended April 30
	2012	2011
	In millions
Net earnings	$3,061	$4,909
Net change in unrealized (losses) gains on available-for-sale securities, net of tax benefit of $5 million in 2012 and $2 million in 2011	(14)	10
Net change in unrealized gains/losses on cash flow hedges:
Unrealized gains (losses) recognized in OCI, net of tax of $92 million in 2012 and net of tax benefit of $241 million in 2011	124	(438)
(Gains) losses reclassified into income, net of tax of $37 million in 2012 and net of tax benefit of $109 million in 2011	(50)	213

	74	(225)

Net change in cumulative translation adjustment, net of tax of $38 million in 2012 and $18 million in 2011	238	132
Net change in unrealized components of defined benefit plans, net of tax of $56 million in 2012 and net of tax benefit of $98 million in 2011	134	328

Comprehensive income	$3,493	$5,154

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	April 30, 2012	October 31, 2011
	In millions
Net unrealized gain on available-for-sale securities	$23	$37
Net unrealized gain (loss) on cash flow hedges	33	(41)
Cumulative translation adjustment	(147)	(385)
Unrealized components of defined benefit plans	(2,975)	(3,109)

Accumulated other comprehensive loss	$(3,066)	$(3,498)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2012	2011	2012	2011	2012	2011
	In millions
Service cost	$—	$—	$74	$89	$2	$2
Interest cost	141	149	174	177	8	9
Expected return on plan assets	(198)	(186)	(206)	(225)	(9)	(9)
Amortization and deferrals:
Actuarial loss	11	8	59	60	(1)	—
Prior service benefit	—	—	(6)	(4)	(22)	(20)

Net periodic benefit (gain) cost	(46)	(29)	95	97	(22)	(18)
Settlement loss	—	—	8	2	—	—
Special termination benefits	—	—	1	6	—	—

Net benefit (gain) cost	$(46)	$(29)	$104	$105	$(22)	$(18)

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2012	2011	2012	2011	2012	2011
	In millions
Service cost	$—	$—	$148	$174	$4	$4
Interest cost	283	297	349	346	17	17
Expected return on plan assets	(396)	(372)	(413)	(438)	(18)	(18)
Amortization and deferrals:
Actuarial loss	21	17	119	122	(2)	1
Prior service benefit	—	—	(12)	(7)	(44)	(41)

Net periodic benefit (gain) cost	(92)	(58)	191	197	(43)	(37)
Settlement (gain) loss	—	—	(20)	2	—	—
Special termination benefits	—	—	2	8	—	—

Net benefit (gain) cost	$(92)	$(58)	$173	$207	$(43)	$(37)

        During the first quarter of fiscal 2012, HP completed the transfer of the substitutional portion of its Japan pension liability and obligation to the Japanese government. This transfer resulted in recognizing a net gain of $28 million, which is comprised of a net settlement loss of $150 million and a gain on government subsidy of $178 million. The government subsidy consisted of the elimination of $344 million of pension obligations and the transfer of $166 million of pension assets to the Japanese government.

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

        During the six months ended April 30, 2012, HP made $345 million of contributions to its pension plans, paid $15 million to cover benefit payments to U.S. non-qualified plan participants, and paid $14 million to cover benefit claims under post-retirement benefit plans. During the remainder of fiscal 2012, HP anticipates making additional contributions of approximately $252 million to its pension plans and approximately $16 million to its U.S. non-qualified plan participants and expects to pay up to $16 million to cover benefit claims under post-retirement benefit plans. HP's pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Differences between expected and actual returns on investments will be reflected as unrecognized gains or losses, and such gains or losses will be amortized and recorded in future periods. Poor financial performance of invested assets in any year could lead to increased contributions in certain countries and increased future pension plan expense. Asset gains or losses are determined at the measurement date and amortized over the remaining service life or life expectancy of plan participants. HP's next measurement date is October 31, 2012.

Note 15: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP believes it has adequate provisions for any such matters, and, as of April 30, 2012, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the amounts already recognized on HP's financial statements. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

        Based on industry opposition to the extension of levies to digital products, HP's assessments of the merits of various proceedings and HP's estimates of the number of units impacted and amounts of levies, HP has accrued amounts that it believes are adequate to address the matters described above. However, the ultimate resolution of these matters and the associated financial impact on HP, including the number of units impacted, the amount of levies imposed and the ability of HP to recover such amounts through increased prices, remains uncertain.

        Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit in which HP was joined on June 14, 2004 that is pending in state court in Santa Clara County, California. The lawsuit alleges that Intel Corporation ("Intel") misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor. The lawsuit alleges that HP aided and abetted Intel's allegedly unlawful conduct. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class. On November 23, 2011, plaintiffs filed a motion seeking to certify a nationwide class asserting claims under the California Unfair Competition Law. On April 19, 2012, the court issued an order granting in part and denying in part the plaintiffs' motion. As to Intel, the court certified a nationwide class excluding residents of Illinois. As to HP, the court certified a class limited to California residents. As required by the same order, the plaintiffs filed their Fifth Amended Complaint on April 30, 2012, pursuant to which the plaintiffs have limited their claims against HP to a California class while reserving the right to seek additional state-specific subclasses as to HP. On May 31, 2012, the plaintiffs filed their Sixth Amended Complaint eliminating one claim against Intel but not affecting the claims against HP.

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

        Sinacori v. HP is a consumer class action originally filed against HP on December 1, 2011 in the United States District Court for the Northern District of California alleging that HP printers have a design defect in the software installed on the printers which could allow hackers and unauthorized users to gain access to the printers, steal personal and confidential information from consumers and otherwise control and cause physical damage to the printers. The original complaint also alleged that HP was aware of this security vulnerability and failed to disclose it to consumers. The original complaint sought certification of a nationwide class of purchasers of all HP printers and unspecified

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

damages, restitution, punitive damages, injunctive relief, attorneys' fees and costs. On February 3, 2012, an amended complaint was filed substituting a new plaintiff from the state of New York in place of the original plaintiff. The amended complaint asserts only a single claim under the New York consumer protection statute, and the amended complaint now seeks to certify a class of consumers in the state of New York who purchased an HP printer that lacks a "digital signature" or "code signing" security feature. Like the original complaint, the amended complaint seeks unspecified damages, restitution, punitive damages, injunctive relief, attorneys' fees and costs. HP has filed a motion to dismiss the amended complaint, and a hearing on HP's motion is scheduled to be held on September 6, 2012.

        Fair Labor Standards Act Litigation.    HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of EDS or HP have been misclassified as exempt employees under the Fair Labor Standards Act and/or in violation of the California Labor Code or other state laws. Those matters include the following:

  •
  Cunningham and Cunningham, et al. v. Electronic Data Systems Corporation is a purported collective action filed on May 10, 2006 in the U.S. District Court for the Southern District of New York claiming that current and former EDS employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. Another purported collective action, Steavens, et al. v. Electronic Data Systems Corporation, which was filed on October 23, 2007, is also now pending in the same court alleging similar facts. The Steavens case has been consolidated for pretrial purposes with the Cunningham case. On December 14, 2010, the court granted conditional certification of a class consisting of employees in 20 legacy EDS job codes in the consolidated Cunningham and Steavens matter. Approximately 2,600 current and former EDS employees have filed consents to opt-in to the litigation. Plaintiffs have also alleged separate "opt out" classes based on the overtime laws of the states of California, Washington, Massachusetts, and New York, but plaintiffs have not yet sought class certification for those classes.

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

  •
  Blake, et al. v. Hewlett-Packard Company is a purported nationwide collective action filed on February 17, 2011 in the U.S. District Court for the Southern District of Texas claiming that a class of information technology support personnel were misclassified as exempt employees under the Fair Labor Standards Act. On February 10, 2012, plaintiffs filed a motion requesting that the court conditionally certify the case as a collective action. Only one opt-in plaintiff had joined the named plaintiff in the lawsuit at the time that the motion was filed. HP has opposed plaintiffs' motion for conditional certification.

  •
  Fenn, et al. v. Hewlett-Packard Company is a purported collective action filed on May 24, 2011 in the United States District Court for the District of Idaho alleging that customer service representatives working in HP's U.S. call centers are not paid for time spent on start-up and shut-down tasks (such as booting up and shutting down their computers) in violation of the Fair Labor Standards Act. On December 12, 2011, the court denied the plaintiff's motion for conditional class certification but allowed the plaintiff to re-file that motion following limited discovery on the issue of conditional certification. On March 12, 2012, the plaintiff filed an amended motion for conditional certification seeking to certify a class of all HP customer service representatives located in Boise, Idaho. On May 17, 2012, the court granted in part and denied in part plaintiff's motion. The court authorized plaintiff to notify certain HP employees of the collective action, but narrowed the scope of the proposed class and shortened the length of the proposed class period.

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

  •
  On June 17, 2010, the DRI issued show cause notices to HPI and two current HPI employees regarding non-inclusion of the value of software contained in the products imported from third-party original design manufacturers. The total amount of the alleged unpaid customs duties relating to such software, including the interest proposed to be demanded under these notices, is approximately $130,000, which amount HPI has deposited with the DRI. The DRI is also seeking to impose penalties.

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

HPI has responded to the show cause notices, and the Bangalore Commissioner of Customs has concluded hearings into, and issued orders under, the products and the parts show cause notices. The Commissioner issued an order on the products show cause notice on April 11, 2012, affirming certain duties and penalties against HPI and the named individuals of approximately $386.25 million. The Commissioner issued an order on the parts show cause notice on April 20, 2012, affirming certain duties and penalties against HPI and certain of the named individuals of approximately $17.32 million. HPI subsequently deposited an additional $3.64 million against the parts show cause notice. On March 12, 2012, the Chennai Commissioner of Customs issued an order affirming penalties of approximately $254,000 on one of the two June 17, 2010 software show cause notices. HPI will appeal the orders to the Customs Tribunal and, if necessary, to the India courts, but such appeals could require HP or HPI to deposit additional monies with the applicable Commissioner of Customs.

        Russia GPO and Related Investigations.    The German Public Prosecutor's Office ("German PPO") has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the General Prosecutor's Office of the Russian Federation. The approximately €35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an information technology network.

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

  •
  Saginaw Police & Fire Pension Fund v. Marc L. Andreessen, et al. is a lawsuit filed on October 19, 2010 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and were unjustly enriched by consciously disregarding HP's alleged violations of the FCPA. On August 15, 2011, the defendants filed a motion to dismiss the lawsuit. On March 21, 2012, the court granted the defendants' motion to dismiss, and the court entered judgment in the defendants' favor and closed the case on May 29, 2012.

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

  •
  Richard Gammel v. Hewlett-Packard Company, et al. is a putative securities class action filed on September 13, 2011 in the United States District Court for the Central District of California alleging, among other things, that from November 22, 2010 to August 18, 2011, the defendants

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    violated Section 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model, the future of the webOS operating system, and HP's commitment to developing and integrating webOS products, including the TouchPad tablet PC. On April 11, 2012, the defendants filed a motion to dismiss the lawsuit. The court has not yet ruled on that motion.

  •
  Ernesto Espinoza v. Léo Apotheker, et al. and Larry Salat v. Léo Apotheker, et al. are consolidated lawsuits filed on September 21, 2011 in the United States District Court for the Central District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched when they authorized HP's repurchase of its own stock on August 29, 2010 and July 21, 2011. The consolidated lawsuits are currently stayed pending resolution of the defendants' motion to dismiss the Gammel lawsuit.

  •
  Luis Gonzalez v. Léo Apotheker, et al. and Richard Tyner v. Léo Apotheker, et al. are consolidated lawsuits filed on September 29, 2011 and October 5, 2011, respectively, in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business and by authorizing HP's repurchase of its own stock on August 29, 2010 and July 21, 2011. The lawsuits are currently stayed pending resolution of the Espinoza/Salat consolidated action in federal court.

Environmental

        HP's operations and products are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of HP's products and the recycling, treatment and disposal of those products. In particular, HP faces increasing complexity in its product design and procurement operations as it adjusts to new and future requirements relating to the chemical and materials composition of its products, their safe use, and the energy consumption associated with those products, including requirements relating to climate change. HP is also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). HP could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws or if its products become non-compliant with environmental laws. HP's potential exposure includes fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean up costs. The amount and timing of costs under environmental laws are difficult to predict.

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

        HP and its operations are organized into seven reportable business segments for financial reporting purposes: PSG, Services, IPG, ESSN, Software, HP Financial Services ("HPFS") and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The reportable business segments are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results.

        In March 2012, HP announced that it will realign the organizational structure of its business. As part of that realignment, HP will consolidate PSG and IPG into a newly formed Printing and Personal Systems Group. HP continues to report the results of IPG and PSG separately.

        A description of the types of products and services provided by each reportable business segment follows.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  •
  Services provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains. Services is divided into three main areas: Infrastructure Technology Outsourcing ("ITO"), Technology Services, and Application and Business Services ("ABS"). ITO delivers comprehensive services that encompass the data center, IT security, Cloud-based computing, workplace technology, network, unified communications, and enterprise service management. Technology Services provides technology consulting and support services for transforming IT, and converging and supporting IT infrastructure. The technology consulting portfolio includes strategic IT advisory services, cloud consulting services, unified communications solutions, data center transformation services and education consulting services. In addition to warranty support across HP's product lines, support services includes HP Foundation Care, the portfolio of reactive hardware and software support services; HP Proactive Care, which includes advanced remote system-monitoring tools, continuous onsite rapid response and direct access to HP's technical experts and resources; HP Datacenter Care for flexible customer support for HP and multivendor systems; and Lifecycle Event services, which are event-based services offering HP's technology expertise and consulting for each phase of the technology lifecycle. ABS helps clients develop, revitalize and manage their applications and information assets. The full applications lifecycle approach encompasses application development, testing, modernization, system integration, maintenance and management for both packaged and custom built applications. The ABS portfolio also offers IP-based industry solutions, services and technologies to help clients better manage critical business processes. HP also offers services for customer relationship management, finance and administration, human resources, payroll and document processing.

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

  •
  Enterprise Servers, Storage and Networking provides server, storage, networking and, when combined with HP Software's Cloud Service Automation software suite, HP's CloudSystem. The CloudSystem enables infrastructure, platform and software as a service in private, public or

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

    hybrid environments. Industry Standard Servers offers ProLiant servers, running primarily Windows, Linux and virtualization platforms from Microsoft, VMware and other major vendors and leveraging Intel and Advanced Micro Devices, Inc. x86 processors. The business spans a range of server product lines, including pedestal tower, traditional rack, density optimized rack and HP's BladeSystem family of server blades. Business Critical Systems offers HP Integrity servers based on the Intel Itanium-based processor, HP Integrity NonStop solutions and scale-up x86 ProLiant Servers for scalability of systems with more than four industry standard processors. HP's storage offerings include storage area networks, network attached storage, storage management software and virtualization technologies, StoreOnce data deduplication solutions, tape drives and tape libraries. HP's networking portfolio spans routers and switches for the data center, branch or campus delivering network management and unified communications. HP's wireless networking offerings include WLAN access points and controllers/switches.

  •
  Software provides enterprise information management solutions for both structured and unstructured data, IT management software and security intelligence/risk management solutions. Solutions are delivered in the form of traditional software licenses, software-as-a-service, hybrid or appliance deployment models. Augmented by support and professional services, HP's software solutions allow IT organizations to gain customer insight and optimize infrastructure, operations, application life cycles, application quality, security, IT services and business processes. In addition, these solutions help businesses proactively safeguard digital assets, comply with corporate and regulatory policies, and control internal and external security risks. For segment reporting purposes, our Software reportable segment aggregates two operating units within our software business.

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

        To provide improved visibility and comparability, HP has reclassified segment operating results for fiscal 2011 to conform to certain fiscal 2012 organizational realignments. The realignment resulted in transfer of revenue and operating profit among Services, IPG, ESSN, Software and Corporate Investments. In addition, revenue was transferred among the business units within Services. These realignments include:

  •
  The transfer of Indigo Scitex support and the LaserJet and enterprise solutions trade support business from the Technology Services business unit within Services to the Commercial Hardware business unit within IPG;

  •
  The transfer of the TippingPoint business from the Networking business unit within ESSN to Software;

  •
  The transfer of the business intelligence services business from Corporate Investments to a newly formed ABS business unit within Services;

  •
  The consolidation of the Application Services, Business Process Outsourcing and Other Services business units within Services into the new ABS business unit; and

  •
  The transfer of the information management services business from Software to the new ABS business unit within Services.

        These changes had no impact on the previously reported financial results for PSG or HPFS. In addition, none of these changes impacted HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

        Selected operating results information for each business segment was as follows:

	Three months ended April 30
	Net Revenue		Earnings (Loss) from Operations
	2012	2011	2012	2011
	In millions
Personal Systems Group	$9,452	$9,415	$524	$533
Services	8,831	8,916	997	1,372
Imaging and Printing Group	6,132	6,843	808	1,136
Enterprise Servers, Storage and Networking	5,211	5,516	585	760
Software(1)	970	797	172	158
HP Financial Services	968	885	96	83
Corporate Investments	18	42	(49)	(199)

Total segments	$31,582	$32,414	$3,133	$3,843

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

	Six months ended April 30
	Net Revenue		Earnings (Loss) from Operations
	2012	2011	2012	2011
	In millions
Personal Systems Group	$18,325	$19,864	$988	$1,205
Services	17,457	17,445	1,902	2,753
Imaging and Printing Group	12,390	13,574	1,569	2,255
Enterprise Servers, Storage and Networking	10,229	11,115	1,147	1,590
Software(1)	1,916	1,522	334	278
HP Financial Services	1,918	1,712	187	162
Corporate Investments	76	104	(97)	(377)

Total segments	$62,311	$65,336	$6,030	$7,866

(1)
Includes results of Autonomy from the date of acquisition in October 2011.

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended April 30		Six months ended April 30
	2012	2011	2012	2011
	In millions
Net revenue:
Segment total	$31,582	$32,414	$62,311	$65,336
Elimination of intersegment net revenue and other	(889)	(782)	(1,582)	(1,402)

Total HP consolidated net revenue	$30,693	$31,632	$60,729	$63,934

Earnings before taxes:
Total segment earnings from operations	$3,133	$3,843	$6,030	$7,866
Corporate and unallocated costs and eliminations	(203)	(153)	(356)	(4)
Unallocated costs related to stock-based compensation expense	(168)	(130)	(342)	(296)
Amortization of purchased intangible assets	(470)	(413)	(936)	(838)
Restructuring charges	(53)	(158)	(93)	(316)
Acquisition-related charges	(17)	(21)	(39)	(50)
Interest and other, net	(243)	(76)	(464)	(173)

Total HP consolidated earnings before taxes	$1,979	$2,892	$3,800	$6,189

        In connection with certain fiscal 2012 organizational realignments, HP reclassified total assets between its Services, IPG, ESSN, Software and Corporate Investments financial reporting segments. There have been no material changes to the total assets of HP's individual segments since October 31, 2011.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  Net revenue by segment and business unit

	Three months ended April 30		Six months ended April 30
	2012	2011	2012	2011
	In millions
Net revenue:
Notebooks	$4,900	$5,039	$9,842	$10,847
Desktops	3,827	3,641	7,033	7,537
Workstations	537	541	1,072	1,076
Other	188	194	378	404

Personal Systems Group	9,452	9,415	18,325	19,864

Infrastructure Technology Outsourcing	3,669	3,786	7,370	7,430
Technology Services	2,638	2,629	5,200	5,143
Application and Business Services	2,524	2,501	4,887	4,872

Services	8,831	8,916	17,457	17,445

Supplies	4,060	4,612	8,139	8,970
Commercial Hardware	1,479	1,536	2,968	3,101
Consumer Hardware	593	695	1,283	1,503

Imaging and Printing Group	6,132	6,843	12,390	13,574

Industry Standard Servers	3,186	3,387	6,258	6,835
Storage	990	980	1,945	1,992
Business Critical Systems	421	546	826	1,101
Networking	614	603	1,200	1,187

Enterprise Servers, Storage and Networking	5,211	5,516	10,229	11,115

Software(1)	970	797	1,916	1,522
HP Financial Services	968	885	1,918	1,712
Corporate Investments	18	42	76	104

Total segments	31,582	32,414	62,311	65,336

Eliminations of intersegment net revenue and other	(889)	(782)	(1,582)	(1,402)

Total HP consolidated net revenue	$30,693	$31,632	$60,729	$63,934

(1)
Includes results of Autonomy from the date of acquisition in October 2011.

Note 17: Subsequent Events

  Restructuring Plan

        On May 23, 2012, HP adopted a restructuring plan designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. HP expects that the restructuring plan will be implemented through the end of HP's 2014 fiscal year. In connection

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Subsequent Events (Continued)

with the restructuring plan, HP expects approximately 27,000 employees to exit the company by the end of fiscal 2014, with a portion of those employees exiting the company as part of a voluntary early retirement program for U.S. employees whose combined age and years of service exceed certain levels.

        In connection with the restructuring plan, HP expects to record aggregate pre-tax charges of approximately $3.5 billion through the end of HP's 2014 fiscal year beginning in the third quarter of HP's 2012 fiscal year. Of that amount, HP expects approximately $3.0 billion to relate to the workforce reductions and approximately $0.5 billion to relate to other items, including data center and real estate consolidation. HP expects approximately $2.7 billion of those aggregate pre-tax charges to result in cash expenditures during the term of the plan. HP expects to amend its U.S. pension plans to facilitate the funding of a portion of the voluntary early retirement program using available U.S. pension plan assets. These restructuring actions could result in curtailments or potential settlements with HP's various pension and post-retirement plans.

        HP is also evaluating the impact, if any, on the carrying value of its long-lived assets within the Services segment as a result of the restructuring plan and other related initiatives, market conditions and the long-term profitability outlook for the Services business subsequent to the execution of the restructuring plan.

  Compaq Trade Name Impairment

        On May 23, 2012, HP approved a change to its branding strategy for personal computers, which is expected to result in a more limited and focused use of the "Compaq" trade name acquired in 2002. In conjunction with the change in branding strategy, HP also revised its assumption as to the useful life of that intangible asset, which resulted in a reclassification of that asset from indefinite-lived to an asset with a remaining useful life of approximately five years. As a result of these changes, HP has commenced an asset impairment analysis to determine the impact of this change on the fair value of the intangible asset associated with that trade name. Based on the preliminary results of this analysis, HP expects to record an impairment charge of approximately $1.2 billion in its third fiscal quarter of 2012. HP does not expect the impairment charge to result in any future cash expenditures.

  Shelf Registration Statement

        On May 24, 2012, HP filed a shelf registration statement (the "2012 Shelf Registration Statement") with the SEC to enable the company to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants. The 2012 Shelf Registration Statement replaced the 2009 Shelf Registration Statement, which expired in May 2012.

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

  •
  imaging and printing-related products and services; and

  •
  enterprise information technology infrastructure, including enterprise server and storage technology, networking products and solutions, IT management software, information management solutions and security intelligence/risk management solutions.

        We have seven business segments for financial reporting purposes: the Personal Systems Group ("PSG"), Services, the Imaging and Printing Group ("IPG"), Enterprise Servers, Storage and Networking ("ESSN"), Software, HP Financial Services ("HPFS") and Corporate Investments.

        Our strategy and operations are currently focused on the following initiatives:

  Strategic Focus

        The core of our business is our hardware products, which include our PC, server, storage, networking, and imaging and printing products. Our software business provides enterprise IT management software, information management solutions and security intelligence/risk management solutions delivered in the form of traditional software licenses or as software-as-a-service that allow us to differentiate our hardware products and deploy them in a manner that helps our customers solve problems and meets our customers' needs to manage their infrastructure, operations, application life cycles, application quality and security, business processes, and structured and unstructured data. Our Converged Infrastructure portfolio of servers, storage and networking combined with our Cloud Service Automation software suite enables enterprise and service provider clients to deliver infrastructure, platform and software-as-a-service in a private, public or hybrid cloud environment. Layered on top of our hardware and software businesses is our services business, which provides opportunities to drive usage of HP products and solutions, enables us to implement and manage all the technologies upon which our customers rely, and gives us a platform to be more solution-oriented, particularly in our focus areas of cloud, security and analytics, and to be a better strategic partner with our customers.

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

  Realigning our Business and Cost Structure

        We are addressing trends in our businesses and the market by reducing our cost structure and realigning our workforce to create investment capacity, support growth initiatives and innovation, and facilitate more effective operations. As part of those efforts, in March 2012, we announced that we were realigning the organizational structure of our business. As part of that realignment, we consolidated our personal computer and printing businesses under the same senior executive leadership. We also consolidated our global accounts sales organization into ESSN and centralized all of our marketing and communications activities. Subsequently, in May 2012, we announced a company-wide restructuring plan that includes both a voluntary early retirement program for eligible U.S. employees and non-voluntary workforce reductions. We expect the restructuring plan to be implemented through the end of fiscal 2014. We are also continuing to implement the multi-year restructuring plan announced in June 2010 relating to our enterprise services business ("ES"). See Note 6 and Note 17 to the Consolidated Condensed Financial Statements in Item 1 for further discussion of these restructuring plans and the associated restructuring charges.

  Investing in our Business

        The realignment and restructuring discussed above are two components of an ongoing initiative designed to improve our execution and financial performance and align our cost structure to facilitate increased investment in our business. These efforts will include optimizing our supply chain, reducing the number of stock keeping units (SKUs) and platforms, continuing to refine our real estate strategy, simplifying our go-to-market, improving business processes and implementing consistent pricing and promotions. We expect to invest the majority of the savings from these efforts across our businesses, including investing to respond to market trends and customer expectations, strengthen our position in our core markets, accelerate growth in adjacent markets, and drive leadership in the three strategic areas of cloud computing, security and information management. We expect these investments to allow us to expand in higher margin and higher growth industry segments and further strengthen our portfolio of hardware, software and services to solve customer problems.

        The following provides an overview of our key second quarter and first half of fiscal 2012 financial metrics:

	HP(1) Consolidated	PSG	Services	IPG	ESSN	Software	HPFS
	In millions, except per share amounts
Three Months Ended April 30
Net revenue	$30,693	$9,452	$8,831	$6,132	$5,211	$970	$968
Year-over-year net revenue % (decrease) increase	(3.0)%	0.4%	(1.0)%	(10.4)%	(5.5)%	21.7%	9.4%
Earnings from operations	$2,222	$524	$997	$808	$585	$172	$96
Earnings from operations as a % of net revenue	7.2%	5.5%	11.3%	13.2%	11.2%	17.7%	9.9%
Net earnings	$1,593
Net earnings per share
Basic	$0.80
Diluted	$0.80
Six Months Ended April 30
Net revenue	$60,729	$18,325	$17,457	$12,390	$10,229	$1,916	$1,918
Year-over-year net revenue % (decrease) increase	(5.0)%	(7.7)%	0.1%	(8.7)%	(8.0)%	25.9%	12.0%
Earnings from operations	$4,264	$988	$1,902	$1,569	$1,147	$334	$187
Earnings from operations as a % of net revenue	7.0%	5.4%	10.9%	12.7%	11.2%	17.4%	9.7%
Net earnings	$3,061
Net earnings per share
Basic	$1.55
Diluted	$1.53

(1)
Includes Corporate Investments and eliminations.

        Cash and cash equivalents at April 30, 2012 totaled $8.3 billion, an increase of $0.3 billion from the October 31, 2011 balance of $8.0 billion. The increase for the first six months of fiscal 2012 was due primarily to $3.7 billion of cash provided from operations, the effect of which was partially offset by $1.7 billion net investment in property, plant and equipment and $1.6 billion of cash used to repurchase common stock and payment of dividends.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended April 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

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

RESULTS OF OPERATIONS

        Set forth below is an analysis of our financial results comparing the three and six months ended April 30, 2012 to the three and six months ended April 30, 2011. Unless otherwise noted, all comparative performance data included in the results of operations section reflect year-over-year comparisons.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2012		2011(1)		2012		2011(1)
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$30,693	100.0%	$31,632	100.0%	$60,729	100.0%	$63,934	100.0%
Cost of sales(2)	23,541	76.7%	23,832	75.3%	46,854	77.2%	48,213	75.4%

Gross profit	7,152	23.3%	7,800	24.7%	13,875	22.8%	15,721	24.6%
Research and development	850	2.8%	815	2.6%	1,636	2.7%	1,613	2.5%
Selling, general and administrative	3,540	11.5%	3,425	10.8%	6,907	11.4%	6,542	10.3%
Amortization of purchased intangible assets	470	1.5%	413	1.3%	936	1.4%	838	1.2%
Restructuring charges	53	0.2%	158	0.5%	93	0.2%	316	0.5%
Acquisition-related charges	17	0.1%	21	0.1%	39	0.1%	50	0.1%

Earnings from operations	2,222	7.2%	2,968	9.4%	4,264	7.0%	6,362	10.0%
Interest and other, net	(243)	(0.8)%	(76)	(0.3)%	(464)	(0.7)%	(173)	(0.3)%

Earnings before taxes	1,979	6.4%	2,892	9.1%	3,800	6.3%	6,189	9.7%
Provision for taxes	386	1.2%	588	1.8%	739	1.3%	1,280	2.0%

Net earnings	$1,593	5.2%	$2,304	7.3%	$3,061	5.0%	$4,909	7.7%

(1)
In connection with organizational realignments implemented in the first quarter of fiscal 2012, certain costs previously reported as Cost of sales have been reclassified as Selling, general and administrative expenses to better align those costs with the functional areas that benefit from those expenditures.

(2)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of the weighted net revenue change were as follows:

	Three months ended April 30, 2012	Six months ended April 30, 2012
	Percentage Points
Software	0.5	0.6
HP Financial Services	0.3	0.3
Personal Systems Group	0.1	(2.4)
Services	(0.3)	—
Corporate Investments/Other	(0.4)	(0.3)
Enterprise Servers, Storage and Networking	(1.0)	(1.4)
Imaging and Printing Group	(2.2)	(1.8)

Total HP	(3.0)	(5.0)

        For the three and six months ended April 30, 2012, total HP net revenue decreased 3.0% and 5.0%, respectively (2.9% and 5.4%, respectively, on a constant currency basis). U.S. net revenue increased 0.5% to $10.7 billion for the three months ended April 30, 2012, while net revenue from outside of the United States decreased 4.7% to $20.0 billion. For the six months ended April 30, 2012, U.S. net revenue decreased 5.0% to $20.9 billion, while net revenue from outside of the United States decreased 5.0% to $39.8 billion. Thailand experienced severe flooding in July 2011 that impacted the manufacturing of hard disk drive ("HDD") components used in PCs, servers and storage devices, resulting in supply constraints in the first half of fiscal year 2012. For the three and six months ended April 30, 2012, HP's revenue decreased due primarily to volume declines in IPG supplies and our hardware businesses as a result of a soft demand environment, HDD supply constraints impacting

ESSN, and lower rates associated with renewed contracts in Services. The Software segment contributed favorably to the total HP net revenue change primarily as a result of the acquisition of Autonomy Corporation plc ("Autonomy"). An analysis of the change in net revenue for each business segment is included under "Segment Information" below.

Gross Margin

        Total HP gross margin decreased by 1.4 and 1.7 percentage points for the three and six months ended April 30, 2012. Gross margins were impacted by continued margin pressure in Services, a lower mix of high-margin supplies revenue, an unfavorable impact from the strength of the Japanese yen and competitive pricing in our hardware businesses.

        PSG gross margin increased for the three months and decreased for the six months ended April 30, 2012. The margin increase for the three months ended April 30, 2012 was primarily a result of favorable warranty and logistics costs, the effect of which was partially offset by higher component costs. The decrease in margin for the six months ended April 30, 2012 was driven by HDD supply constraints and higher logistics costs, the effect of which was partially offset by a favorable commodity pricing environment, along with lower warranty costs.

        Services gross margin decreased for the three and six months ended April 30, 2012 due primarily to lower rates associated with renewed contracts, additional costs associated with certain contract deliverable delays and investments in service delivery headcount.

        IPG gross margin declined for the three and six months ended April 30, 2012 due primarily to a lower mix of high-margin supplies revenue and an unfavorable impact from the strength of the Japanese yen.

        ESSN gross margin decreased for the three and six months ended April 30, 2012 due primarily to lower selling prices as a result of competitive pressures and an unfavorable product mix, the effect of which was partially offset by lower component costs.

        Software gross margin decreased for the three and six months ended April 30, 2012 due primarily to a lower mix of license revenue and higher acquisition-related deferred revenue write-downs, the effect of which was partially offset by rate increases in hosted license services associated with the Autonomy acquisition.

        HPFS gross margin decreased for the three and six months ended April 30, 2012 due primarily to lower portfolio margins and lower margins on end-of-term activities, including remarketing sales, lease extensions and buyouts.

        Corporate Investments gross margin increased for the three and six months ended April 30, 2012 due primarily to a lower gross margin impact from the winding down of the webOS device business.

Operating Expenses

        Research and Development

        Total research and development ("R&D") expense increased in the three and six months ended April 30, 2012 due primarily to additional R&D expense resulting from the acquisition of Autonomy and additional innovation-focused spending for Internet-based printing, web services, storage and networking products. These effects were partially offset by the elimination of R&D expense associated with the webOS device business. In addition, for the three months ended April 30, 2012, salary increases contributed to the higher R&D expense. For the three and six months ended April 30, 2012, R&D expense increased for Software, IPG, PSG, ESSN and Services and decreased for Corporate Investments.

        Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense increased in the three and six months ended April 30, 2012 due primarily to higher field selling costs as a result of our investments in sales resources to grow revenue. In addition, for the three months ended April 30, 2012, salary increases contributed to the higher SG&A expense. For the three and six months ended April 30, 2012, SG&A expense as a percentage of net revenue increased for each of our segments except for Corporate Investments, Software and HPFS, which each experienced a decrease.

        Amortization of Purchased Intangible Assets

        The increase in amortization expense for the three and six months ended April 30, 2012 was due primarily to amortization expenses related to the intangible assets purchased as part of the Autonomy acquisition. This increase was partially offset by decreased amortization expenses related to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods.

        Restructuring Charges

        The decrease in restructuring costs for the three and six months ended April 30, 2012 was due primarily to lower severance accrual costs for the fiscal 2010 ES restructuring plan coupled with the $100 million reversal of severance charges on the same plan in the first three months of fiscal 2012. The decrease in severance costs during both periods was partially offset by an increase in infrastructure costs. Restructuring charges for the three months ended April 30, 2012 were $53 million. These charges included $18 million of infrastructure costs related to our fiscal 2008 restructuring plan and $35 million of infrastructure costs related to our fiscal 2010 ES restructuring plan. Restructuring charges for the six months ended April 30, 2012 were $93 million. These charges included $47 million severance and infrastructure costs related to our fiscal 2008 restructuring plan, $7 million of severance costs related to our fiscal 2009 restructuring plan and $39 million of severance and infrastructure costs related to our fiscal 2010 ES restructuring plan.

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments during the first six months of fiscal 2012. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

        Acquisition-related Charges

        The decrease in acquisitions-related charges for the three and six months ended April 30, 2012 was due primarily to lower retention bonuses associated with acquisitions completed in fiscal 2010 and 2011. For the three and six months ended April 30, 2012, we recorded acquisition-related charges of $17 million and $39 million, respectively.

Interest and Other, Net

        For the three and six months ended April 30, 2012, interest and other, net expense increased by $167 million and $291 million, respectively. The increase was driven primarily by higher average debt balances and higher currency transaction losses.

Provision for Taxes

        Our effective tax rate was 19.5% and 20.3% for the three months ended April 30, 2012 and April 30, 2011, respectively, and 19.5% and 20.7% for the six months ended April 30, 2012 and April 30, 2011, respectively. Our effective tax rate decreased due to an increase in the percentage of total earnings earned in lower-tax jurisdictions. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all of such earnings because we plan to reinvest some of those earnings indefinitely outside the United States.

        In the three and six months ended April 30, 2012, we recorded discrete items with a net tax benefit of $25 million and $74 million, respectively, decreasing the effective tax rate. These amounts included net tax benefits of $22 million and $50 million, respectively, from restructuring and acquisition charges, and other miscellaneous tax benefits of $3 million and $24 million, respectively.

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

Personal Systems Group

	Three months ended April 30
	2012	2011	% Increase (Decrease)
	In millions
Net revenue	$9,452	$9,415	0.4%
Earnings from operations	$524	$533	(1.7)%
Earnings from operations as a % of net revenue	5.5%	5.7%

	Six months ended April 30
	2012	2011	% Decrease
	In millions
Net revenue	$18,325	$19,864	(7.7)%
Earnings from operations	$988	$1,205	(18.0)%
Earnings from operations as a % of net revenue	5.4%	6.1%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2012	Six months ended April 30, 2012
	Percentage Points
Desktop PC's	2.0	(2.5)
Workstations	—	—
Notebook PCs	(1.5)	(5.1)
Other	(0.1)	(0.1)

Total PSG	0.4	(7.7)

        PSG revenue increased 0.4% both as reported and in constant currency and decreased 7.7% (8.3% when adjusted for currency) for the three and six months ended April 30, 2012, respectively. The revenue increase for the three months ended April 30, 2012 was due primarily to a 2% increase in average selling prices ("ASPs"), the effect of which was partially offset by lower volume. The revenue decline for the six months ended April 30, 2012 was due primarily to a 10% decline in unit volumes, the effect of which was partially offset by a 3% increase in ASPs. The increases in ASPs were due primarily to a product mix shift towards higher-end models. The volume declines were the result of continued softness in the consumer PC market and HDD supply constraints during the first quarter of fiscal year 2012. Net revenue for Desktop PCs increased 5% and decreased 7% for the three and six months ended April 30, 2012, respectively. Workstations revenue decreased 1% and remained flat while Notebook PCs decreased 3% and 9% for the three and six months ended April 30, 2012, respectively. Consumer revenue decreased 4% and 16% while commercial revenue increased 3% and decreased 2% for the three and six months ended April 30, 2012, respectively.

        PSG earnings from operations as a percentage of net revenue decreased 0.2 and 0.7 percentage points for the three and six months ended April 30, 2012, respectively. The decrease for both periods was driven by higher component costs combined with an unfavorable currency impact, the effect of which was partially offset by favorable warranty costs. In addition, operating expenses as a percentage of net revenue increased due primarily to the revenue decline and increased selling costs.

Services

	Three months ended April 30
	2012	2011	% Decrease
	In millions
Net revenue	$8,831	$8,916	(1.0)%
Earnings from operations	$997	$1,372	(27.3)%
Earnings from operations as a % of net revenue	11.3%	15.4%

	Six months ended April 30
	2012	2011	% Increase (Decrease)
	In millions
Net revenue	$17,457	$17,445	0.1%
Earnings from operations	$1,902	$2,753	(30.9)%
Earnings from operations as a % of net revenue	10.9%	15.8%

        The components of the weighted net revenue increase by business unit were as follows:

	Three months ended April 30, 2012	Six months ended April 30, 2012
	Percentage Points
Application and Business Services	0.2	0.1
Technology Services	0.1	0.3
Infrastructure Technology Outsourcing	(1.3)	(0.3)

Total Services	(1.0)	0.1

        Services net revenue decreased 1% (0.3% when adjusted for currency) for the three months ended April 30, 2012 and was flat both as reported and in constant currency for the six months ended April 30, 2012, respectively. Application and Business Services net revenue increased by 1% and remained flat for the three and six months ended April 30, 2012, respectively. The revenue increase was due primarily to an increase in short-term project work as well as an increase in sales of cloud offerings, the effect of which was offset by a reduction in contract renewals. Technology Services net revenue remained flat for the three months ended April 30, 2012. Technology Services net revenue increased by 1% for the six months ended April 30, 2012, due primarily to growth in our consulting and support businesses. Infrastructure Technology Outsourcing net revenue decreased by 3% and 1% for the three and six months ended April 30, 2012, respectively. Lower rates on contract renewals for both periods, along with increased deal selectivity designed to meet threshold margins for new contracts, contributed to the decrease in revenues.

        Services earnings from operations as a percentage of net revenue for the three and six months ended April 30, 2012 decreased by 4.1 percentage points and 4.9 percentage points, respectively. Operating margin decreased for both periods due primarily to lower rates associated with renewed contracts, additional costs associated with certain contract deliverable delays and investments in service delivery and sales headcount. The decrease in operating margins was partially offset by savings resulting from improvements in service delivery.

Imaging and Printing Group

	Three months ended April 30
	2012	2011	% Decrease
	In millions
Net revenue	$6,132	$6,843	(10.4)%
Earnings from operations	$808	$1,136	(28.9)%
Earnings from operations as a % of net revenue	13.2%	16.6%

	Six months ended April 30
	2012	2011	% Decrease
	In millions
Net revenue	$12,390	$13,574	(8.7)%
Earnings from operations	$1,569	$2,255	(30.4)%
Earnings from operations as a % of net revenue	12.7%	16.6%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2012	Six months ended April 30, 2012
	Percentage Points
Supplies	(8.1)	(6.1)
Consumer Hardware	(1.5)	(1.6)
Commercial Hardware	(0.8)	(1.0)

Total IPG	(10.4)	(8.7)

        IPG net revenue decreased 10.4% (10.5% when adjusted for currency) and 8.7% (8.9% when adjusted for currency) for the three and six months ended April 30, 2012, respectively, due to decreases across all business units. Net revenue for Supplies decreased 12% and 9% in the three and six months ended April 30, 2012, respectively, due to soft demand in all regions. These effects were partially offset by growth in large format printing supplies. Net revenue for Consumer Hardware decreased 15% for both the three and six months ended April 30, 2012, driven primarily by a continued softness in consumer spending and a focus on sales of higher usage units. Net revenue for Commercial Hardware decreased 4% for both the three and six months ended April 30, 2012, due primarily to volume declines in LaserJet printers as a result of soft demand and a focus on sales of products in higher usage categories. These effects were partially offset by net revenue growth in the graphics and managed print services businesses.

        IPG earnings from operations as a percentage of net revenue decreased by 3.4 percentage points and 3.9 percentage points for the three and six months ended April 30, 2012, respectively, due primarily to a decline in gross margin, coupled with higher operating expenses as a percentage of net revenue. The gross margin decline for both periods was due primarily to a lower mix of high-margin supplies revenue and an unfavorable impact from the strength of the Japanese yen. The increases in operating expenses as a percentage of net revenue for both periods were due primarily to the revenue decline and investments in research and development, the effect of which was partially offset by lower marketing and field selling costs.

Enterprise Servers, Storage and Networking

	Three months ended April 30
	2012	2011	% Decrease
	In millions
Net revenue	$5,211	$5,516	(5.5)%
Earnings from operations	$585	$760	(23.0)%
Earnings from operations as a % of net revenue	11.2%	13.8%

	Six months ended April 30
	2012	2011	% Decrease
	In millions
Net revenue	$10,229	$11,115	(8.0)%
Earnings from operations	$1,147	$1,590	(27.9)%
Earnings from operations as a % of net revenue	11.2%	14.3%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2012	Six months ended April 30, 2012
	Percentage Points
Industry Standard Servers ("ISS")	(3.6)	(5.2)
Business Critical Systems ("BCS")	(2.3)	(2.5)
Storage	0.2	(0.4)
Networking	0.2	0.1

Total ESSN	(5.5)	(8.0)

        ESSN net revenue decreased 5.5% (5.6% when adjusted for currency) and 8.0% (8.8% when adjusted for currency) for the three and six months ended April 30, 2012, respectively, due primarily to revenue decreases in ISS and BCS. ISS net revenue decreased by 6% and 8% in the three and six months ended April 30, 2012, respectively, driven primarily by HDD supply constraints as a result of flooding in Thailand and along with competitive pricing pressure in a weak demand market environment. BCS net revenue decreased by 23% and 25% in the three and six months ended April 30, 2012, respectively, mainly as a result of slower demand following an announcement by an alliance partner that has ceased software support for our Itanium-based servers. The impact from reduced sales of Itanium-based servers was partially offset by higher demand for the latest generation of BCS scale-up x86 products. Storage net revenue increased by 1% and declined by 2% in the three and six months ended April 30, 2012, respectively. The revenue increase for the three months ended April 30, 2012 was driven by strong performance in 3PAR products and StoreOnce data deduplication solutions. The revenue decline for the six months ended April 30, 2012 was due to declines in storage networking and tape products, the effect of which was partially offset by strong growth in 3PAR products and StoreOnce solutions. Networking net revenue increased by 2% and 1% for the three and six months ended April 30, 2012, respectively, due to higher market demand for our core data center products, the effect of which was partially offset by competitive pricing pressures and the divestiture of our video surveillance business.

        ESSN earnings from operations as a percentage of net revenue decreased by 2.6 percentage points and 3.1 percentage points for the three and six months ended April 30, 2012, respectively. The decrease in earnings from operations as a percentage of net revenue for both periods was driven by a decrease in gross margin coupled with an increase in operating expenses as a percentage of net revenue. The gross margin decrease was driven by lower selling prices as a result of competitive pressures and an unfavorable product mix, the effect of which was partially offset by lower component costs. The increase in operating expenses as a percentage of net revenue for both periods was driven by a decline in revenue, the effect of which was partially offset by benefits from certain government incentive programs in Asia.

Software

	Three months ended April 30
	2012	2011	% Increase
	In millions
Net revenue	$970	$797	21.7%
Earnings from operations	$172	$158	8.9%
Earnings from operations as a % of net revenue	17.7%	19.8%

	Six months ended April 30
	2012	2011	% Increase
	In millions
Net revenue	$1,916	$1,522	25.9%
Earnings from operations	$334	$278	20.1%
Earnings from operations as a % of net revenue	17.4%	18.3%

        Software net revenue increased 21.7% (21.4% when adjusted for currency) and 25.9% (25.1% when adjusted for currency) for the three and six months ended April 30, 2012, respectively. The net revenue increase for both periods was due to revenues from acquired companies, primarily Autonomy, as well as modest growth in the organic business, including solid growth in our security support offerings. For the three months ended April 30, 2012, net revenue from services, support and licenses increased by 72%, 17% and 7%, respectively. For the six months ended April 30, 2012, net revenue from services, support and licenses increased by 89%, 19% and 10%, respectively.

        For the three and six months ended April 30, 2012, Software earnings from operations as a percentage of net revenue decreased by 2.1 percentage points and 0.9 percentage points, respectively. The operating margin decrease for both periods was due primarily to a lower mix of license revenue, higher deferred revenue write-downs and integration costs associated with the Autonomy acquisition, the effect of which was partially offset by rate increases in hosted license services and lower integration costs associated with our fiscal 2010 acquisitions.

HP Financial Services

	Three months ended April 30
	2012	2011	% Increase
	In millions
Net revenue	$968	$885	9.4%
Earnings from operations	$96	$83	15.7%
Earnings from operations as a % of net revenue	9.9%	9.4%

	Six months ended April 30
	2012	2011	% Increase
	In millions
Net revenue	$1,918	$1,712	12.0%
Earnings from operations	$187	$162	15.4%
Earnings from operations as a % of net revenue	9.7%	9.5%

        For the three and six months ended April 30, 2012, HPFS net revenue increased by 9.4% and 12.0%, respectively. The net revenue increase for both periods was due primarily to portfolio growth as a result of higher customer demand, along with higher buyout and end-of-lease revenue from residual expirations in line with portfolio growth, the effect of which was partially offset by unfavorable currency movements.

        For the three and six months ended April 30, 2012, earnings from operations as a percentage of net revenue increased 0.5 percentage points and 0.2 percentage points, respectively. The increases were due primarily to a decrease in operating expenses, resulting from continued improvement in cost efficiencies, the effect of which was partially offset by a decrease in gross margin. The decrease in gross margin for both periods was due primarily to lower portfolio margins and lower margins on end-of-term activities, including remarketing sales, lease extensions and buyouts.

Financing Originations

	Three months ended April 30		Six months ended April 30
	2012	2011	2012	2011
	In millions
Total financing originations	$1,721	$1,646	$3,264	$3,189

        New financing originations, which represent the amount of financing provided to customers for equipment and related software and services and include intercompany activity, increased 4.6% and 2.4% in the three and six months ended April 30, 2012, respectively. The increases were driven by higher financing associated with HP product sales and services offerings resulting from improved integration and engagement with HP's sales efforts, the effect of which was partially offset by an unfavorable currency impact.

Portfolio Assets and Ratios

        HPFS maintains a strategy to generate a competitive return on equity by effectively leveraging its portfolio against the risks associated with interest rates and credit. The HPFS business model is asset intensive and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from our internal management reporting system. The accounting policies used to derive these amounts are substantially the same as those used by the consolidated company. However, certain intercompany loans and accounts that are reflected in the segment balances are eliminated in our Consolidated Condensed Financial Statements.

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	April 30, 2012	October 31, 2011
	In millions
Portfolio assets(1)	$12,846	$12,699

Allowance for doubtful accounts(2)	146	130
Operating lease equipment reserve	88	84

Total reserves	234	214

Net portfolio assets	$12,612	$12,485

Reserve coverage	1.8%	1.7%
Debt to equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of approximately $7.4 billion at April 30, 2012 and $7.3 billion at October 31, 2011 and net equipment under operating leases of $2.5 billion and $2.7 billion at April 30, 2012 and October 31, 2011, respectively, as disclosed in Note 9 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $0.9 billion at April 30, 2012 and $1.0 billion at October 31, 2011, and intercompany leases of approximately $2.0 billion at April 30, 2012 and $1.7 billion at October 31, 2011, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Net portfolio assets at April 30, 2012 increased 1.0% from October 31, 2011. The increase resulted from higher levels of new financing originations during the first six months of fiscal 2012, the effect of which was partially offset by an unfavorable currency impact. The overall percentage of portfolio asset reserves increased as a percentage of the portfolio assets.

        For the three and six months ended April 30, 2012, HPFS recorded net bad debt expenses of $13 million and $32 million, respectively. For the comparable periods of fiscal 2011, net bad debt expenses were $12 million and $30 million, respectively.

Corporate Investments

	Three months ended April 30
	2012	2011	% Increase (Decrease)
	In millions
Net revenue	$18	$42	(57.1)%
Loss from operations	$(49)	$(199)	75.4%
Loss from operations as a % of net revenue	(272.2)%	(473.8)%

	Six months ended April 30
	2012	2011	% Increase (Decrease)
	In millions
Net revenue	$76	$104	(26.9)%
Loss from operations	$(97)	$(377)	74.3%
Loss from operations as a % of net revenue	(127.6)%	(362.5)%

        Net revenue in Corporate Investments relates primarily to business intelligence solutions, webOS devices associated with the Palm acquisition and licensing of HP technology to third parties. The revenue decrease in Corporate Investments for the three and six months ended April 30, 2012 was due primarily to the divestiture of HP's Halo video collaboration products business in July 2011, the effect of which was partially offset by higher revenue from business intelligence solutions.

        Corporate Investments reported a lower loss from operations for the three and six months ended April 30, 2012 due primarily to a lower impact from the former webOS device business and a $36 million favorable adjustment to supplier related liabilities recorded in the fourth quarter of fiscal 2011. The loss from operations in Corporate Investments was also due to expenses carried in the segment associated with corporate development, global alliances and HP Labs, which expenses decreased for the three and six months ended April 30, 2012.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Six months ended April 30
	2012	2011
	In millions
Net cash provided by operating activities	$3,666	$7,032
Net cash used in investing activities	(2,018)	(1,582)
Net cash used in financing activities	(1,380)	(3,641)

Net increase in cash and cash equivalents	$268	$1,809

Operating Activities

        Compared to the corresponding period in 2011, net cash provided by operating activities decreased by approximately $3.4 billion for the six months ended April 30, 2012. The decrease was due primarily to lower net earnings and higher utilization of cash resources for payment of operating liabilities such as accounts payable and other current liabilities, the impact of which was partially offset by cash generated from a decrease in accounts and financing receivables and inventory.

        Our key working capital metrics are as follows:

	Three months ended April 30
	2012	2011
Days of sales outstanding in accounts receivable	49	53
Days of supply in inventory	28	26
Days of purchases outstanding in accounts payable.	(49)	(54)

Cash conversion cycle	28	25

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

        The decrease in DSO was due primarily to revenue linearity, strengthening of the U.S. dollar and a higher customer usage of cash discounts. The increase in DOS was a result of higher inventory levels at April 30, 2012 due primarily to strategic purchases of certain components and macroeconomic softness unfavorably impacting our consumer businesses and commercial hardware businesses. The decrease in DPO was due primarily to purchasing linearity during the quarter. These changes contributed to the increase in the cash conversion cycle for the three months ended April 30, 2012.

Investing Activities

        Compared to the corresponding period in fiscal 2011, net cash used in investing activities increased by approximately $0.4 billion for the six months ended April 30, 2012 due primarily to lower proceeds from the sale of property, plant and equipment and higher net investments in available-for-sale securities.

Financing Activities

        Compared to the corresponding period in fiscal 2011, net cash used in financing activities decreased by approximately $2.3 billion for the six months ended April 30, 2012. The decrease was due primarily to a reduction in payments made for the repurchases of common stock combined with higher net proceeds from issuance of U.S. Dollar Global Notes, the impact of which was partially offset by higher net repayments of commercial paper.

        For more information on our share repurchase programs, see Note 13 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

CAPITAL RESOURCES

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital, and targeted capital structure. Outstanding borrowings decreased to $30.1 billion as of April 30, 2012 as compared to $30.6 billion at October 31, 2011, bearing weighted average interest rates of 2.9% and 2.4%, respectively. During the first six months of fiscal 2012, we issued $6.8 billion and repaid $9.7 billion of commercial paper. We also issued $5.0 billion in U.S. Dollar Global Notes under the 2009 Shelf Registration Statement and repaid $2.5 billion U.S Dollar Global Notes.

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

Available Borrowing Resources

        At April 30, 2012, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At April 30, 2012
In millions
2009 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	$16,155
Uncommitted lines of credit(1)	$1,300
Revolving trade receivables-based facilities(2)	$725

(1)
In May 2012, we filed a shelf registration statement (the "2012 Shelf Registration Statement") with the SEC to enable us to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants. The 2012 Shelf Registration Statement replaced the 2009 Shelf Registration Statement, which expired in May 2012. For more information on our available borrowings resources, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

(2)
For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Standard & Poor's Ratings Services downgraded our short-term and long-term ratings on November 30, 2011, Fitch Ratings Services downgraded our long-term ratings on December 2, 2011 and Moody's Investors Service downgraded our short-term and long-term ratings on January 20, 2012. Accordingly, our ratings as of April 30, 2012 were:

	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-2	Prime-2	F1
Long-term debt ratings	BBB+	A3	A

        Our credit ratings remain under negative outlook by Fitch Ratings Services. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, these downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper, and may require the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade in our credit ratings by any of the three rating agencies may further impact us in a similar manner, and, depending on the extent of the downgrade, could have a negative impact on our liquidity and capital position. We will rely on alternative sources of funding, including drawdowns under our credit facilities or the issuance of debt or other securities under our existing shelf registration statement, if necessary, to offset reductions in the market capacity for our commercial paper.

CONTRACTUAL AND OTHER OBLIGATIONS

Income Tax Obligations

        At April 30, 2012, we had approximately $2.2 billion of recorded liabilities and related interest and penalties pertaining to uncertainty in income tax positions, which will be partially offset by $279 million of deferred tax assets and interest receivable. These liabilities and related interest and penalties include $71 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. See Note 12 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference, for additional information on taxes.

Restructuring Funding Commitments

        As a result of our approved restructuring plans, including the restructuring plan announced on May 23, 2012, we expect future cash expenditures of approximately $3.4 billion. We expect to make cash payments of approximately $0.7 billion in fiscal 2012 with remaining cash payments through fiscal 2016. See Note 6 and Note 17 to the Consolidated Condensed Financial Statements in Item 1, which are incorporated herein by reference, for additional information on restructuring activities.

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

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2012, we are not involved in any material unconsolidated SPEs.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on both a non-recourse and partial-recourse basis. The total aggregate capacity of the facilities was $1.4 billion as of April 30, 2012. For more information on our revolving trade receivables based facilities, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

FACTORS THAT COULD AFFECT FUTURE RESULTS

        Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

If we are unsuccessful at improving our business execution and financial performance, aligning our cost structure and timely and effectively implementing business realignment and restructuring plans, our business and results of operations may be adversely affected, and our total costs and expenses could be greater than expected.

        We are working to improve our execution and financial performance and to align our cost structure with our revenue and margin profile. These efforts are designed to enable us to invest in our business to respond to industry shifts and capitalize on emerging opportunities in areas like cloud computing, security, and information management, and to better serve our customers and partners in both the short- and long-term. As part of these efforts, we are evaluating all of our businesses and looking for specific areas in which to improve our performance and effectiveness and to rationalize costs. For example, we are streamlining operations, optimizing and reducing complexity in our supply chain, removing unnecessary complexity from the way we design, manufacture, and deliver products, and upgrading, standardizing and automating our sales tools and other key systems and processes. We have also undertaken a multi-year initiative to turn around our services business, including expanding into higher margin enterprise services and improving resource utilization. In addition, we are realigning the organizational structure of our business, including consolidating our personal computer and printing businesses under the same senior executive leadership, consolidating our global accounts sales organization into ESSN and centralizing our marketing and communications activities. We may experience delays in the anticipated timing of activities related to these efforts and higher than expected or unanticipated costs in implementing them. In addition, we are vulnerable to increased risks associated with implementing these changes given our large portfolio of businesses, the broad range of geographic regions in which we and our customers and partners operate, and the number of acquisitions that we have completed in recent years. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

        In May 2012, we announced a company-wide restructuring expected to be implemented through the end of fiscal 2014. The restructuring plan includes both a voluntary early retirement program for eligible U.S. employees and non-voluntary workforce reductions and is expected to result in 27,000 employees exiting the company by the end of that period. We also implemented a multi-year restructuring plan in the third quarter of fiscal 2010 relating to our enterprise services business. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, decreases in employee morale and the failure to meet operational targets due to the loss of employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

        We may have to continue lowering the prices of many of our products and services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin. The markets in which we do business, particularly the personal computer and printing markets, are highly competitive, and we encounter aggressive price competition for all of our products and services from numerous companies globally. Over the past several years, price competition in the market for personal computers, printers and related products has been particularly intense as competitors have aggressively cut prices and lowered their product margins for these products. In addition, competitors in some of the markets in which we compete with a greater presence in lower-cost jurisdictions may be able to offer lower prices than we are able to offer. Our results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.

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

        In the course of conducting our business, we must adequately address quality issues associated with our products, services and solutions, including defects in our engineering, design and manufacturing processes and unsatisfactory performance under service contracts, as well as defects in third party components included in our products and unsatisfactory performance by third-party contractors. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to determine appropriate solutions. However, the products, and services and solutions that we offer are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errata, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch") to address quality issues with our products, we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Addressing quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. If new or existing customers have difficulty operating our products or are dissatisfied with our services or solutions, our operating margins could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could adversely affect our operating results.

Economic weakness and uncertainty could adversely affect our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on worldwide economic conditions and the demand for technology hardware, software and services in the markets in which we compete. Economic weakness and uncertainty, including the ongoing macroeconomic challenges in the United States and the debt crisis in certain countries in the European Union, have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and in difficulty managing inventory levels. In addition, sustained uncertainty about current global economic conditions may adversely affect demand for our products and services. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenue, gross margin and expenses.

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

        Our operations depend on our ability to anticipate our needs for components, products and services and our suppliers' ability to deliver sufficient quantities of quality components, products and services at reasonable prices in time for us to meet critical schedules. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are dispersed across the globe, and the long lead times that are required to manufacture, assemble and deliver certain components and products, problems could arise in planning production and managing inventory levels that could seriously harm us. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource intensive than expected. Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers, and risks related to our relationships with single source suppliers, as described below.

  •
  Shortages.  Occasionally we may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. For example, as discussed under "Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses" below, we obtain disk drive components from suppliers with operations in Thailand that have been severely impacted by the recent floods in that region, which caused a short-term reduction in the supply of those components in the first half of our 2012 fiscal year. In addition, our PC business relies heavily upon Outsourced Manufacturers ("OMs") to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. HP represents a substantial portion of the business of some of these OMs, and any changes to the nature or volume of business transacted by HP with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of these components may increase, and we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

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

        Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or manmade disasters or catastrophic events, for which we are predominantly self-insured. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters and a portion of our research and development activities are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. In addition, all six of our principal worldwide IT data centers are located in the southern United States, making our operations more vulnerable to natural disasters or other business disruptions occurring in that geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Shanghai, Singapore and India. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products and in the southwestern United States to import products into the Americas region. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. However in the event of a major earthquake or other natural disaster or catastrophic event, our revenue, profitability and financial condition could suffer.

        Thailand has recently experienced severe flooding that has caused widespread damage to the local manufacturing industry. We obtain disk drive components used in our PCs, servers and storage devices from suppliers with operations in Thailand that have been severely impacted by the flooding. We have experienced short-term shortages in the supply of these disk drive components, which adversely affected our revenue, gross margins and results of operations in the first half of fiscal 2012. While we currently expect to experience minimal shortages during the remainder of fiscal 2012, those shortages could be more significant than expected. If we are unable to support our ongoing demand for disk drive components, our revenue, gross margins and results of operations may continue to be adversely affected.

System security risks, data protection breaches, cyber attacks and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

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

        Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected in the past, and in the future could adversely affect, our financial results, stock price and reputation.

The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.

        Our revenue, gross margin and profit vary among our products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Our revenue depends on the overall demand for our products and services. Delays or reductions in IT spending could materially adversely affect demand for our products and services, which could result in a significant decline in revenues. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer and geographic mix reflected in that period's net revenue. Competition, lawsuits, investigations and other risks affecting those businesses therefore may have a significant impact on our overall gross margin and profitability. Certain segments have a higher fixed cost structure and more variation in gross margins across their business units and product portfolios than others and may therefore experience significant operating profit volatility on a quarterly basis. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations. Moreover, the implementation of the company-wide restructuring announced in May 2012 and our other efforts to improve our business execution and financial performance could increase the level of variability in our financial results, as the rate at which we are able to realize savings and the degree of progress that we are able to achieve in improving our execution will vary from period to period.

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

        Because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed or licensed by third parties. We may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross licenses to our intellectual property. In addition, it is possible that as a consequence of a merger or acquisition, third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.

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

        Finally, our results of operations and cash flows have been and could continue to be affected in certain periods and on an ongoing basis by the imposition, accrual and payment of copyright levies or similar fees. In certain countries (primarily in Europe), proceedings are ongoing or have been concluded involving HP in which groups representing copyright owners have sought to impose upon and collect from HP levies upon equipment (such as PCs, MFDs and printers) alleged to be copying devices under applicable laws. Other such groups have also sought to modify existing levy schemes to increase the amount of the levies that can be collected from HP. Other countries that have not imposed levies on these types of devices are expected to extend existing levy schemes, and countries that do not currently have levy schemes may decide to impose copyright levies on these types of devices. The total amount of the copyright levies will depend on the types of products determined to be subject to the levy, the number of units of those products sold during the period covered by the levy, and the per unit fee for each type of product, all of which are affected by several factors, including the outcome of ongoing litigation involving HP and other industry participants and possible action by the legislative bodies in the applicable countries, and could be substantial. Consequently, the ultimate impact of these copyright levies or similar fees, and the ability of HP to recover such amounts through increased prices, remains uncertain.

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

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. For example, as discussed in Note 15 to the Consolidated Condensed Financial Statements, the German Public Prosecutor's Office, the U.S. Department of Justice and the SEC have been investigating allegations that certain current and former employees of HP engaged in bribery, embezzlement and tax evasion or were involved in kickbacks or other improper payments. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation could have an adverse effect on our business and reputation.

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

        Many of the markets in which we compete are characterized by rapid technological advances in hardware performance and software features and functionality, frequent introduction of new products, short product life cycles, and continual improvement in product price characteristics relative to product performance. To maintain our competitive position in these markets, we must successfully develop and introduce new products and services. Among the risks associated with the introduction of new products and services are delays in development or manufacturing, variations in costs, delays in customer purchases or reductions in price of existing products in anticipation of new introductions, difficulty in predicting customer demand for the new offerings and effectively managing inventory levels so that they are in line with anticipated demand, risks associated with customer qualification and evaluation of new products and the risk that new products may have quality or other defects or may not be supported adequately by application software. If we do not make an effective transition from existing products and services to future offerings, our revenue may decline.

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

Our revenue and profitability could suffer if we do not manage the risks associated with our services business properly.

        The risks that accompany our services business differ from those of our other businesses and include the following:

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

        Our credit risk is evaluated by three independent rating agencies. Those rating agencies, Standard & Poor's Ratings Services, Fitch Ratings Services and Moody's Investors Service, downgraded our ratings on November 30, 2011, December 2, 2011 and January 20, 2012, respectively. Our credit ratings remain under negative outlook by Fitch Ratings Services. These downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper, and may require the posting of additional collateral under some of our derivative contracts. There can be no assurance that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may further impact us in a similar manner and may have a negative impact on our liquidity, capital position and access to capital markets.

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

        We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, President Obama's administration has announced proposals for other U.S. tax legislation that, if adopted, could adversely affect our tax rate. There are also other tax proposals that have been introduced, that are being considered, or that have been enacted by the United States Congress or the legislative bodies in foreign jurisdictions that could affect our tax rate, the carrying value of deferred tax assets, or our other tax liabilities. Any of these changes could affect our profitability.

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

        In order to be successful, we must attract, retain, train, motivate, develop and transition qualified executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. Identifying, developing internally or hiring externally, training and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and share-based compensation. Our share-based incentive awards include stock options, restricted stock units and performance-based restricted units, some of which contain conditions relating to HP's stock price performance and HP's long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such share-based incentive awards does not materialize, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain, and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.

Terrorist acts, conflicts, wars and geopolitical uncertainties may seriously harm our business and revenue, costs and expenses and financial condition and stock price.

        Terrorist acts, conflicts or wars (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers or customers or adversely affect our ability to manage logistics, operate our transportation and communication systems or conduct certain other critical business operations. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, including the military operations now being wound down in Iraq and the ongoing military operations in Afghanistan, have created many economic and political uncertainties. In addition, as a major multinational company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, if they occur, they could result in a decrease in demand for our products, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars.

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

        Managing business combination and investment transactions requires varying levels of management resources, which may divert our attention from other business operations. These business combination and investment transactions also have resulted, and in the future may result, in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. For example, as discussed in Note 17 to the Consolidated Condensed Financial Statements, we have reached a preliminary conclusion that we expect to record an impairment charge of up to approximately $1.2 billion in our third fiscal quarter of 2012 as a result of an asset impairment analysis of the "Compaq" trade name acquired in 2002, and we are evaluating the impact, if any, of the company-wide restructuring announced in May 2012, current market conditions and the long-term profitability outlook for our services business on the carrying value of our long-lived assets within our services segment, which could result in additional impairment charges being recorded in that quarter and/or in future periods. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders. We may also borrow to finance acquisitions, and the amount and terms of any potential future acquisition-related or other borrowings, as well as other factors, could affect our liquidity and financial condition. In addition, HP's effective tax rate on an ongoing basis is uncertain, and business combination and investment transactions could adversely impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a business combination and investment transaction and the risk that an announced business combination and investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

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

  •
  requiring a vote by the holders of two-thirds of HP's outstanding shares to amend certain bylaws relating to HP stockholder meetings, the Board of Directors and indemnification; and

  •
  controlling the procedures for conduct of HP's Board and stockholder meetings and election, appointment and removal of HP directors.

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

Item 1A.    Risk Factors.

        A description of factors that could materially affect our business, financial condition or operating results is included under "Factors that Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. This description includes any material changes to the risk factor disclosure in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 and is incorporated herein by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1
(February 2012)	5,229	$28.68	5,229	$9,865,570
Month #2
(March 2012)	2,639	$24.88	2,639	$9,799,936
Month #3
(April 2012)	5,569	$24.11	5,569	$9,665,655

Total	13,437	$26.04	13,437

        HP repurchased shares in the second quarter of fiscal 2012 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the second quarter of fiscal 2012 were purchased in open market transactions. As of April 30, 2012, HP had remaining authorization of $9.7 billion for future share repurchases.

Item 6.    Exhibits.

        The Exhibit Index beginning on page 93 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: June 8, 2012

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated Bylaws effective March 21, 2012.	8-K	001-04423	3.1	March 23, 2012
4(a)	Senior Indenture between HP and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, 5.25% Global Note due March 1, 2012 and 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(i)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009
4(j)	Form of Registrant's Floating Rate Global Note due May 27, 2011, 2.25% Global Note due May 27, 2011 and 2.95% Global Note due August 15, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	May 28, 2009
4(k)
	Form of Registrant's Floating Rate Global Note due September 13, 2012, 1.250% Global Note due September 13, 2013 and 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	September 13, 2010
4(l)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010
4(m)
	Form of Registrant's Floating Rate Global Note due May 24, 2013, Floating Rate Global Note due May 30, 2014, 1.550% Global Note due May 30, 2014, 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	June 1, 2011
4(n)
	Form of Registrant's Floating Rate Global Note due September 19, 2014, 2.350% Global Note due March 15, 2015, 3.000% Global Note due September 15, 2016, 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	September 19, 2011

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(o)	Form of Registrant's 2.625% Global Note due December 9, 2014, 3.300% Global Note due December 9, 2016, 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	December 12, 2011
4(p)	Form of Registrant's 2.600% Global Note due September 15, 2017 and 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	March 12, 2012
4(q)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(g)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(h)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(i)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(j)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(l)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(m)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(n)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(o)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(p)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(q)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(r)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(s)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(t)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(u)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(v)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(w)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(y)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(z)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(a)(a)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(d)(d)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(e)(e)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(f)(f)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(g)(g)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(h)(h)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(i)(i)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(j)(j)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(x)(x)	December 18, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)(k)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(l)(l)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(m)(m)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(n)(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)(o)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(p)(p)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(q)(q)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(r)(r)	Employment Agreement, dated September 29, 2010, between the Registrant and Léo Apotheker.*	8-K	001-04423	10.1	October 1, 2010
10(s)(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(f)(f)(f)	December 15, 2010
10(t)(t)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(g)(g)(g)	December 15, 2010
10(u)(u)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(h)(h)(h)	December 15, 2010
10(v)(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(w)(w)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)(x)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(y)(y)	Letter Agreement, dated December 15, 2010, between the Registrant and Catherine A. Lesjak.*	10-K	001-04423	10(l)(l)(l)	December 15, 2010
10(z)(z)	Letter Agreement, dated September 29, 2010, between the Registrant and Michael J. Holston.*	10-Q	001-04423	10(m)(m)(m)	June 8, 2011
10(a)(a)(a)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*	10-Q	001-04423	10(o)(o)(o)	September 9, 2011
10(b)(b)(b)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(p)(p)(p)	September 9, 2011
10(c)(c)(c)	Separation and General Release Agreement, dated September 28, 2011, between the Registrant and Léo Apotheker.*	8-K	001-04423	10.1	September 29, 2011
10(d)(d)(d)	Employment offer letter, dated September 27, 2011, between the Registrant and Margaret C. Whitman.*	8-K	001-04423	10.2	September 29, 2011
10(e)(e)(e)	Letter Agreement, dated November 17, 2011, among the Registrant, Relational Investors LLC and the other parties named therein.*	8-K	001-04423	99.1	November 17, 2011
10(f)(f)(f)	Seventh Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(e)(e)(e)	December 14, 2011
10(g)(g)(g)	Registrant's Severance Plan for Executive Officers, as amended and restated.*	10-K	001-04423	10(f)(f)(f)	December 14, 2011
10(h)(h)(h)	Aircraft Time Sharing Agreement, dated March 16, 2012, between the Registrant and Margaret C. Whitman.*‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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