Form 10-Q
period 2012-07-31
HEWLETT PACKARD CO
filed 2012-09-10
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2012
Or
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

        The number of shares of HP common stock outstanding as of August 31, 2012 was 1,966,161,234 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2012	2011	2012	2011
	In millions, except per share amounts
Net revenue:
Products	$19,053	$20,412	$58,526	$63,661
Services	10,503	10,662	31,526	31,130
Financing income	113	115	346	332

Total net revenue	29,669	31,189	90,398	95,123

Costs and expenses:
Cost of products	14,524	15,669	44,754	48,286
Cost of services	8,216	8,152	24,682	23,599
Financing interest	80	80	238	229
Research and development	854	812	2,490	2,425
Selling, general and administrative	3,366	3,430	10,273	9,972
Impairment of goodwill and purchased intangible assets	9,188	—	9,188	—
Restructuring charges	1,795	150	1,888	466
Amortization of purchased intangible assets	476	358	1,412	1,196
Acquisition-related charges	3	18	42	68

Total operating expenses	38,502	28,669	94,967	86,241

(Loss) earnings from operations	(8,833)	2,520	(4,569)	8,882

Interest and other, net	(224)	(121)	(688)	(294)

(Loss) earnings before taxes	(9,057)	2,399	(5,257)	8,588
(Benefit) provision for taxes	(200)	473	539	1,753

Net (loss) earnings	$(8,857)	$1,926	$(5,796)	$6,835

Net (loss) earnings per share:
Basic	$(4.49)	$0.94	$(2.93)	$3.21

Diluted	$(4.49)	$0.93	$(2.93)	$3.16

Cash dividends declared per share	$0.26	$0.24	$0.50	$0.40
Weighted-average shares used to compute net earnings per share:
Basic	1,971	2,054	1,977	2,129

Diluted	1,971	2,080	1,977	2,161

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	July 31, 2012	October 31, 2011
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,509	$8,043
Accounts receivable	15,686	18,224
Financing receivables	3,116	3,162
Inventory	7,292	7,490
Other current assets	14,634	14,102

Total current assets	50,237	51,021

Property, plant and equipment	12,069	12,292
Long-term financing receivables and other assets	10,479	10,755
Goodwill	36,805	44,551
Purchased intangible assets	7,966	10,898

Total assets	$117,556	$129,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$5,681	$8,083
Accounts payable	12,554	14,750
Employee compensation and benefits	3,701	3,999
Taxes on earnings	712	1,048
Deferred revenue	7,598	7,449
Accrued restructuring	742	654
Other accrued liabilities	13,931	14,459

Total current liabilities	44,919	50,442

Long-term debt	24,063	22,551
Other liabilities	16,564	17,520
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,967 and 1,991 shares issued and outstanding, respectively)	20	20
Additional paid-in capital	6,478	6,837
Retained earnings	28,379	35,266
Accumulated other comprehensive loss	(3,276)	(3,498)

Total HP stockholders' equity	31,601	38,625
Non-controlling interests	409	379

Total stockholders' equity	32,010	39,004

Total liabilities and stockholders' equity	$117,556	$129,517

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended July 31
	2012	2011
	In millions
Cash flows from operating activities:
Net (loss) earnings	$(5,796)	$6,835
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	3,894	3,722
Impairment of goodwill and purchased intangible assets	9,188	—
Stock-based compensation expense	494	475
Provision for doubtful accounts—accounts and financing receivables	60	41
Provision for inventory	194	167
Restructuring charges	1,888	466
Deferred taxes on earnings	(690)	804
Excess tax benefit from stock-based compensation	(12)	(160)
Other, net	330	(202)
Changes in operating assets and liabilities:
Accounts and financing receivables	2,435	(220)
Inventory	(2)	(1,139)
Accounts payable	(2,196)	122
Taxes on earnings	(40)	251
Restructuring	(472)	(750)
Other assets and liabilities	(2,763)	(173)

Net cash provided by operating activities	6,512	10,239

Cash flows from investing activities:
Investment in property, plant and equipment	(2,833)	(3,154)
Proceeds from sale of property, plant and equipment	321	782
Purchases of available-for-sale securities and other investments	(793)	—
Maturities and sales of available-for-sale securities and other investments	516	59
Payments made in connection with business acquisitions, net of cash acquired	(141)	(269)
Proceeds from business divestiture, net	87	89

Net cash used in investing activities	(2,843)	(2,493)

Cash flows from financing activities:
Repayment of commercial paper and notes payable, net	(2,553)	(1,532)
Issuance of debt	5,100	7,298
Payment of debt	(3,222)	(2,271)
Issuance of common stock under employee stock plans	710	845
Repurchase of common stock	(1,495)	(9,617)
Excess tax benefit from stock-based compensation	12	160
Cash dividends paid	(755)	(605)

Net cash used in financing activities	(2,203)	(5,722)

Increase in cash and cash equivalents	1,466	2,024
Cash and cash equivalents at beginning of period	8,043	10,929

Cash and cash equivalents at end of period	$9,509	$12,953

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock and stock awards assumed in business acquisitions	—	$2
Purchase of assets under capital lease	$12	$9

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of July 31, 2012, its results of operations for the three and nine months ended July 31, 2012 and 2011 and its cash flows for the nine months ended July 31, 2012 and 2011. The Consolidated Condensed Balance Sheet as of October 31, 2011 is derived from the October 31, 2011 audited consolidated financial statements.

        The results of operations for the three and nine months ended July 31, 2012 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

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

        Total stock-based compensation expense before income taxes for the three and nine months ended July 31, 2012 was $150 million and $494 million, respectively. The resulting income tax benefit for the three and nine months ended July 31, 2012 was $43 million and $154 million, respectively. Total stock-based compensation expense before income taxes for the three and nine months ended July 31, 2011 was $148 million and $475 million, respectively. The resulting income tax benefit for the three and nine months ended July 31, 2011 was $46 million and $150 million, respectively.

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that include grants of restricted stock and grants of restricted stock units.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested restricted stock awards as of July 31, 2012 and changes during the nine months ended July 31, 2012 were as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at October 31, 2011	16,813	$39
Granted	19,119	$28
Vested	(3,678)	$42
Forfeited	(2,266)	$35

Outstanding at July 31, 2012	29,988	$32

        At July 31, 2012, there was $611 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.4 years.

  Stock Options

        HP utilized the Black-Scholes option pricing model to value the service-based stock options granted under its principal equity plans. HP estimates the fair value of the performance-contingent stock options using a combination of the Monte Carlo simulation model and lattice model, as these awards contain market conditions.

        HP estimated the weighted-average fair value of stock options using the following weighted-average assumptions:

	Three months ended July 31		Nine months ended July 31
	2012	2011	2012	2011
Weighted-average fair value of grants per share(1)	$6.70	$8.44	$9.30	$10.24
Implied volatility	36%	28%	42%	28%
Risk-free interest rate	1.20%	1.64%	1.20%	1.87%
Dividend yield	2.40%	1.34%	1.77%	0.94%
Expected life in months	77	61	67	60

(1)
The fair value calculation was based on stock options granted during the period.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Option activity as of July 31, 2012 and changes during the nine months ended July 31, 2012 were as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at October 31, 2011	120,243	$28
Granted	7,173	$27
Exercised	(29,290)	$20
Forfeited/cancelled/expired	(8,357)	$37

Outstanding at July 31, 2012	89,769	$29	3.3	$51

Vested and expected to vest at July 31, 2012	88,062	$29	3.2	$49

Exercisable at July 31, 2012	66,114	$31	2.0	$31

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on July 31, 2012. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the third quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three and nine months ended July 31, 2012 was $10 million and $174 million, respectively.

        At July 31, 2012, there was $189 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average vesting period of 2.0 years.

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

        For PRU awards granted in fiscal year 2012, HP estimates the fair value of the Target Shares using HP's closing stock price on the measurement date. The weighted-average fair value per share for the first year of the three-year performance period applicable to PRUs granted in the nine months ended July 31, 2012 was $27.00. The estimated fair value of the Target Shares for the second and third years for PRUs granted in the nine months ended July 31, 2012 will be determined on the measurement date

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

applicable to those PRUs, which will occur during the period that the annual performance goals are approved for those PRUs, and the expense will be amortized over the remainder of the applicable three-year performance period.

        For PRU awards granted prior to fiscal year 2012, HP estimates the fair value of the Target Shares subject to those awards using the Monte Carlo simulation model, as the TSR modifier represents a market condition. The following weighted-average assumptions, in addition to projections of market conditions, were used to determine the weighted-average fair values of these PRU awards:

	Nine months ended July 31
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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested PRUs as of July 31, 2012 and changes during the nine months ended July 31, 2012 were as follows:

	Shares
	In thousands
Outstanding Target Shares at October 31, 2011	11,382
Granted	1,252
Vested	—
Change in units due to performance and market conditions achievement for PRUs vested in the period	—
Forfeited	(1,062)

Outstanding Target Shares at July 31, 2012	11,572

Outstanding Target Shares assigned a fair value at July 31, 2012	9,259	(1)

(1)
Excludes Target Shares for the third year for PRUs granted in fiscal 2011 and for the second and third years for PRUs granted in the nine months ended July 31, 2012 as the measurement date has not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual performance goals are approved.

        At July 31, 2012, there was $29 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average vesting period of 1.0 years.

Note 3: Net Earnings Per Share

        HP calculates basic earnings and loss per share and diluted loss per share using net earnings or loss and the weighted-average number of shares outstanding during the reporting period. Diluted earnings per share includes any dilutive effect of outstanding stock options, PRUs, restricted stock units and restricted stock.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        The reconciliation of the numerators and denominators of the basic and diluted earnings and loss per share calculations was as follows:

	Three months ended July 31		Nine months ended July 31
	2012	2011	2012	2011
	In millions, except per share amounts
Numerator:
Net (loss) earnings(1)	$(8,857)	$1,926	$(5,796)	$6,835

Denominator:
Weighted-average shares used to compute basic EPS	1,971	2,054	1,977	2,129
Dilutive effect of employee stock plans(2)	—	26	—	32

Weighted-average shares used to compute diluted EPS(2)	1,971	2,080	1,977	2,161

Net (loss) earnings per share:
Basic	$(4.49)	$0.94	$(2.93)	$3.21
Diluted(2)	$(4.49)	$0.93	$(2.93)	$3.16

(1)
Net (loss) earnings available to participating securities were not significant for the three and nine months ended July 31, 2012 and 2011. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

(2)
For the three and nine months ended July 31, 2012, HP excluded from the calculation of basic loss per share 4 million shares and 15 million shares, respectively, potentially issuable under employee stock plans as their effect would be anti-dilutive.

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and nine months ended July 31, 2012, HP excluded from the calculation of diluted earnings per share options to purchase 74 million shares and 48 million shares, respectively, compared to 26 million shares and 23 million shares for the three and nine months ended July 31, 2011, respectively. In addition, HP also excluded from the calculation of diluted earnings per share options to purchase an additional 1 million shares and 9 million shares for the three and nine months ended July 31, 2012, respectively, compared to an additional 1 million shares for both the three and nine months ended July 31, 2011, respectively, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock because their effect would be anti-dilutive.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	July 31, 2012	October 31, 2011
	In millions
Accounts receivable	$16,136	$18,694
Allowance for doubtful accounts	(450)	(470)

	$15,686	$18,224

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties. In accordance with the accounting requirements under the Accounting Standards Codification relating to "Transfers and Servicing," trade receivables are derecognized from the Consolidated Condensed Balance Sheets when sold to third parties. As of July 31, 2012, the capacity of the partial recourse facility was $831 million and the total aggregate capacity of the non-recourse facilities was $748 million. The recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligation as of July 31, 2012 was not material.

        For the first nine months of fiscal 2012 and 2011, trade receivables sold under these facilities were $3.1 billion and $1.8 billion, respectively, which approximates the amount of cash received. The resulting loss on the sales of trade accounts receivable for the three months and nine months ended July 31, 2012 was not material. HP had $1.0 billion as of July 31, 2012 and $0.7 billion as of October 31, 2011 of available capacity under these programs.

  Inventory

	July 31, 2012	October 31, 2011
	In millions
Finished goods	$4,418	$4,869
Purchased parts and fabricated assemblies	2,874	2,621

	$7,292	$7,490

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

  Property, Plant and Equipment

	July 31, 2012	October 31, 2011
	In millions
Land	$652	$687
Buildings and leasehold improvements	8,835	8,620
Machinery and equipment	16,802	16,155

	26,289	25,462

Accumulated depreciation	(14,220)	(13,170)

	$12,069	$12,292

        For the nine months ended July 31, 2012, additions to gross property, plant and equipment of $2.8 billion were partially offset by sales and retirements totaling $1.6 billion. Accumulated depreciation associated with the assets sold and retired was $1.3 billion.

Note 5: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's reportable segments as of July 31, 2012 and changes in the carrying amount of goodwill for the nine months ended July 31, 2012 are as follows:

	Personal Systems Group	Services	Imaging and Printing Group	Enterprise Servers, Storage and Networking	Software	HP Financial Services	Corporate Investments	Total
	In millions
Net balance at October 31, 2011	$2,498	$17,280	$2,471	$8,070	$14,063	$144	$25	$44,551
Goodwill acquired during the period	—	—	14	—	—	—	—	14
Goodwill adjustments/reclassifications	—	(40)	—	(311)	567	—	(15)	201
Impairment loss	—	(7,961)	—	—	—	—	—	(7,961)

Net balance at July 31, 2012	$2,498	$9,279	$2,485	$7,759	$14,630	$144	$10	$36,805

        For the first nine months of fiscal 2012, the decrease in goodwill is related to the impairment loss within the Services segment as discussed further below. In connection with certain fiscal 2012 organizational realignments, HP reclassified $280 million of goodwill related to the TippingPoint network security solutions business from the Enterprise Servers, Storage and Networking ("ESSN") segment to the Software segment. Additionally, HP recorded an increase to goodwill of $249 million in the Software segment due to a change in the estimated fair values of purchased intangible assets and net tangible assets associated with the acquisition of Autonomy Corporation plc ("Autonomy").

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Purchased Intangible Assets (Continued)

        Goodwill at October 31, 2011 is net of accumulated impairment losses of $813 million, related to the Corporate Investments segment. Goodwill at July 31, 2012 is net of accumulated impairment losses of $8,774 million, of which $813 million and $7,961 million relates to the Corporate Investments and Services segments, respectively.

        HP reviews goodwill for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In the first step, HP compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, HP must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

        Except for Services, Software and Corporate Investments, HP's reporting units are consistent with the reportable segments identified in Note 16. The enterprise services ("ES") and technology services ("TS") businesses are the reporting units within the Services segment. ES includes the Infrastructure Technology Outsourcing ("ITO") and Application and Business Services ("ABS") business units. The Software segment includes two reporting units, which are Autonomy and the legacy HP software business. The webOS business is also a separate reporting unit within the Corporate Investments segment.

        During the third quarter of fiscal 2012, HP determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the ES reporting unit. These indicators included the recent trading values of HP's stock, coupled with market conditions and business trends within ES.

        HP estimated the fair value of the ES reporting unit using a weighting of fair values derived from the income approach and the market approach. Under the income approach, HP calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

        Due to the complexity and the effort required to estimate the fair value of the ES reporting unit in step one of the impairment test and to estimate the fair value of all assets and liabilities of the ES reporting unit in the second step of the test, the fair value estimates were derived based on preliminary assumptions and analyses that are subject to change. Based on HP's preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the ES reporting unit. As a result, HP recorded its best estimate of $8.0 billion for the goodwill impairment charge in

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Purchased Intangible Assets (Continued)

the third quarter of fiscal 2012. The impairment charge is included in Impairment of goodwill and purchased intangible assets in the Consolidated Condensed Statements of Earnings. Any adjustments to the estimated impairment loss following the completion of the measurement of the impairment will be recorded in the fourth quarter of fiscal 2012.

        During its fourth quarter of fiscal 2012, HP will perform its annual goodwill impairment review for all of its reporting units as of August 1, 2012. If there are changes in HP's stock price, or significant changes in the business climate or operating results of its reporting units, HP may incur additional goodwill impairment charges. The Software segment includes $14.6 billion of goodwill, of which $7.7 billion relates to the legacy HP software business and $6.9 billion relates to the Autonomy acquisition. Based on HP's last annual goodwill impairment review completed as of August 1, 2011, the excess of fair value over carrying value of the legacy HP software business was 38% of the carrying value, which is lower than that of HP's other reporting units. At the time of the Autonomy acquisition in October 2011, the fair value of Autonomy approximated the carrying value.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	July 31, 2012				October 31, 2011
	Gross	Accumulated Amortization	Impairment Loss	Net	Gross	Accumulated Amortization	Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,942	$(2,603)	—	$3,339	$6,409	$(2,390)	(49)	$3,970
Developed and core technology and patents	6,824	(2,569)	—	4,255	7,226	(1,944)	—	5,282
Compaq trade name	1,422	(8)	(1,227)	187	1,422	—	—	1,422
Other product trademarks	314	(136)	—	178	367	(129)	(23)	215
In-process research and development ("IPR&D")	7	—	—	7	9	—	—	9

Total purchased intangible assets	$14,509	$(5,316)	$(1,227)	$7,966	$15,433	$(4,463)	(72)	$10,898

        For the first nine months of fiscal 2012, the majority of the decrease in gross intangibles was related to $537 million of fully amortized intangible assets which have been eliminated from both the gross and accumulated amortization amounts and a $293 million change in the estimated fair value of Autonomy's purchased intangible assets acquired.

        On May 23, 2012, HP approved a change to its branding strategy for personal computers, which will result in a more limited and focused use of the "Compaq" trade name acquired in 2002. In conjunction with the change in branding strategy, HP revised its assumption as to the useful life of that intangible asset, which resulted in a reclassification of the asset from an indefinite-lived intangible to a

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Purchased Intangible Assets (Continued)

finite-lived intangible with a remaining useful life of approximately five years. These changes triggered an impairment review of the Compaq trade name intangible asset. In conducting an impairment review of a purchased intangible asset, HP compares the fair value of the asset to its carrying value. If the fair value of the asset is less than the carrying value, the difference is recorded as an impairment loss. HP estimated the fair value of the Compaq trade name by calculating the present value of the royalties saved that would have been paid to a third party had HP not owned the trade name. Following the completion of that analysis, HP determined that the fair value of the trade name asset was less than the carrying value due primarily to the change in the useful life assumption and a decrease in expected future revenues related to Compaq-branded products resulting from the more focused branding strategy. As a result, HP recorded an impairment charge of $1.2 billion in the third quarter of fiscal 2012, which is included in Impairment of goodwill and purchased intangible assets in the Consolidated Condensed Statements of Earnings.

        Estimated future amortization expense related to finite-lived purchased intangible assets at July 31, 2012 was as follows:

Fiscal year:	In millions
2012 (remaining three months)	$467
2013	1,747
2014	1,410
2015	1,221
2016	1,063
2017	621
Thereafter	1,430

Total	$7,959

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

  Fiscal 2012 Restructuring Plan

        On May 23, 2012, HP adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. HP estimates that it will eliminate approximately 29,000 positions in connection with the 2012 Plan through fiscal year 2014, with a portion of those employees exiting the company as part of a voluntary enhanced early retirement ("EER") program for U.S. employees. As discussed in

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

Note 14, a majority of the EER program will be funded through HP's U.S. pension plans. In connection with the 2012 Plan, HP expects to record aggregate charges of approximately $3.7 billion through the end of HP's 2014 fiscal year as accounting recognition criteria are met. Of that amount, HP expects approximately $3.3 billion to relate to the workforce reductions and the EER program and approximately $0.4 billion to relate to other items, including data center and real estate consolidation.

        HP recorded an initial charge of approximately $1.7 billion in the third fiscal quarter of 2012 relating to the 2012 Plan. This amount included $41 million of stock-based compensation expense for accelerated vesting of stock-based awards held by participating EER employees and a special termination benefit ("STB") expense of $53 million for certain EER participants whose retirement incentive benefit will be paid in cash outside of HP's U.S. pension plans. As of July 31, 2012, HP had eliminated approximately 3,800 positions as part of the 2012 Plan. The $1.7 billion charge also includes $52 million for data center and real estate consolidation, of which $45 million related to asset impairments. The cash payments associated with the 2012 Plan are expected to be paid out through the first half of fiscal 2015.

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

  Fiscal 2010 Enterprise Services Business Restructuring Plan

        On June 1, 2010, HP's management announced a plan to restructure its ES business, which includes the ITO and ABS business units. The multi-year restructuring program includes plans to consolidate commercial data centers, tools and applications. The total expected cost of the plan that will be recorded as restructuring charges is approximately $1.0 billion, and includes severance costs to eliminate approximately 8,000 positions and infrastructure charges. As the execution of the restructuring activities has evolved, certain components and their related cost estimates have been revised. While the total cost of the plan remains consistent, during the first quarter of fiscal 2012, HP reduced the severance accrual by $100 million and recognized additional infrastructure related charges of $104 million. HP expects to record the majority of the infrastructure charges through fiscal 2012. The timing of the charges is based upon planned termination dates and site closure and consolidation plans. The majority of the associated cash payments are expected to be paid out through the first quarter of fiscal 2013. As of July 31, 2012, approximately 7,300 positions had been eliminated.

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

  Fiscal 2008 HP/EDS Restructuring Plan

        In connection with the acquisition of Electronic Data Systems Corporation ("EDS") on August 26, 2008, HP's management approved and initiated a restructuring plan to combine and align HP's services businesses, eliminate duplicative overhead functions and consolidate and vacate duplicative facilities. The restructuring plan is expected to be implemented at a total expected cost of $3.3 billion. Approximately $1.5 billion of the expected costs were associated with pre-acquisition EDS and were reflected in the fair value of purchase consideration of EDS. These costs are subject to change based on the actual costs incurred. The remaining costs are primarily associated with HP and will be recorded as a restructuring charge.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the nine months ended July 31, 2012 were as follows:

		Three months ended July 31, 2012 charges	Nine months ended July 31, 2012 charges				As of July 31, 2012
					Other adjustments and non-cash settlements
	Balance, October 31, 2011			Cash payments		Balance, July 31, 2012	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2012 Plan
Severance and EER	$—	$1,680	$1,680	$(81)	$(1,106) (1)	$493	$1,680	$3,279
Infrastructure and other	—	52	52	(1)	(46)	5	52	404

Total 2012 Plan	—	1,732	1,732	(82)	(1,152)	498	1,732	3,683
Fiscal 2010 acquisitions	59	—	—	(19)	(1)	39	114	121
Fiscal 2010 ES Plan:
Severance	493	—	(100)	(111)	(27)	255	623	623
Infrastructure	3	33	172	(137)	(37)	1	365	369

Total ES Plan	496	33	72	(248)	(64)	256	988	992
Fiscal 2009 Plan	—	—	7	(9)	2	—	301	301
Fiscal 2008 HP/EDS Plan:
Severance	—	—	5	(7)	2	—	2,195	2,195
Infrastructure	258	30	72	(107)	(11)	212	1,046	1,085

Total HP/EDS Plan	258	30	77	(114)	(9)	212	3,241	3,280

Total restructuring plans	$813	$1,795	$1,888	$(472)	$(1,224)	$1,005	$6,376	$8,377

(1)
Includes adjustments related to the EER plan of $833 million for additional pension benefits and $227 million for certain healthcare and medical savings account benefits as described further in Note 14.

        At July 31, 2012 and October 31, 2011, HP included the long-term portion of the restructuring liability of $263 million and $159 million, respectively, in Other liabilities, and the short-term portion of $742 million and $654 million, respectively, in Accrued restructuring in the accompanying Consolidated Condensed Balance Sheets.

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

        Short- and Long-Term Debt: The estimated fair value of publicly-traded debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other debt for which a quoted market price is not available, an expected present value method that uses rates currently available to HP for debt with similar terms and remaining maturities is used to estimate fair value. The portion of the company's fixed-rate debt obligations that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt's carrying value, including a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt was approximately $30.3 billion at July 31, 2012, compared to a carrying value of $29.7 billion at that date. The estimated fair value of HP's short- and long-term debt was approximately $31.1 billion at October 31, 2011, compared to a carrying value of $30.6 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified as Level 2 in the fair value hierarchy.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Fair Value (Continued)

        HP's non-marketable equity investments and non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized. During the quarter ended July 31, 2012, HP recognized a goodwill impairment charge of $8.0 billion and an intangible asset impairment charge of $1.2 billion. HP classified each of these measurements as Level 3 fair value assessments, as HP used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuation required management judgment due to the absence of quoted market prices. For more information on these nonrecurring fair value adjustments, see Note 5.

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2012				As of October 31, 2011
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$2,993	$—	$2,993	$—	$5,120	$—	$5,120
Money market funds	3,632	—	—	3,632	236	—	—	236
Mutual funds	—	396	—	396	—	—	—	—
Marketable equity securities	35	3	—	38	120	2	—	122
Foreign bonds	7	352	—	359	7	376	—	383
Corporate bonds and other debt securities	3	2	46	51	3	2	48	53
Derivatives:
Interest rate contracts	—	395	—	395	—	593	—	593
Foreign exchange contracts	—	706	—	706	—	269	35	304
Other derivatives	—	2	22	24	—	25	6	31

Total Assets	$3,677	$4,849	$68	$8,594	$366	$6,387	$89	$6,842

Liabilities
Derivatives:
Interest rate contracts	$—	$37	$—	$37	$—	$71	$—	$71
Foreign exchange contracts	—	440	13	453	—	823	9	832
Other derivatives	—	1	—	1	—	1	—	1

Total Liabilities	$—	$478	$13	$491	$—	$895	$9	$904

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments at fair value as of July 31, 2012 and October 31, 2011 were as follows:

	July 31, 2012				October 31, 2011
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Cash Equivalents
Time deposits	$2,985	$—	$—	$2,985	$5,112	$—	$—	$5,112
Money market funds	3,632	—	—	3,632	236	—	—	236
Mutual funds	41	—	—	41	—	—	—	—

Total cash equivalents	6,658	—	—	6,658	5,348	—	—	5,348

Available-for-Sale Investments
Debt securities:
Time deposits	8	—	—	8	8	—	—	8
Foreign bonds	287	72	—	359	317	66	—	383
Mutual funds	355	—	—	355	—	—	—	—
Corporate bonds and other debt securities	69	—	(18)	51	74	—	(21)	53

Total debt securities	719	72	(18)	773	399	66	(21)	444

Equity securities in public companies	50	2	(18)	34	114	4	—	118

Total cash equivalents and available-for-sale investments	$7,427	$74	$(36)	$7,465	$5,861	$70	$(21)	$5,910

        Cash equivalents consist of investments in time deposits, money market funds and mutual funds with original maturities of three months or less. Time deposits were primarily issued by institutions outside the United States as of July 31, 2012 and October 31, 2011. Available-for-sale securities consist of short-term investments which mature within twelve months or less and long-term investments with maturities greater than twelve months. Investments primarily include institutional bonds, mutual funds, equity securities in public companies, fixed-interest securities and time deposits. HP estimates the fair values of its investments based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that will be realized in the future.

        As of July 31, 2012, $18 million of the total gross unrealized losses were related to certain debt securities that had been in a continuous loss position for more than twelve months. The gross unrealized loss as of October 31, 2011 was due primarily to declines in certain debt securities of $21 million that had been in a continuous loss position for more than twelve months. HP does not

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

intend to sell these debt securities, and it is not likely that HP will be required to sell these debt securities prior to the recovery of the amortized cost.

        Contractual maturities of short-term and long-term investments in available-for-sale debt securities at July 31, 2012 were as follows:

	July 31, 2012
	Cost	Estimated Fair Value
	In millions
Due in less than one year	$355	$355
Due in one to five years	13	13
Due in more than five years	351	405

	$719	$773

        For the three and nine months ended July 31, 2012, HP recognized an insignificant impairment charge associated with debt securities. For the three and nine months ended July 31, 2011, HP did not recognize any impairment charge associated with debt securities.

        During the quarter ended July 31, 2012, HP recognized approximately $10 million impairment charge related to a public equity investment as HP determined that such impairment was other than temporary. The total impairment related to this public equity investment for the nine months ended July 31, 2012 was $60 million. HP made its determination based on the closing prices for the nine months ended July 31, 2012. HP has evaluated the near-term prospects of its remaining equity investments in a gross unrealized loss position in relation to the severity and duration of the impairment and considers the decline in market value of the equity investments to be temporary in nature.

        Equity securities in privately held companies include cost basis and equity method investments. These amounted to $50 million and $48 million for the periods ended July 31, 2012 and October 31, 2011, respectively, and are included in long-term financing receivables and other assets.

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

        To further mitigate credit exposure to counterparties, HP may enter into collateral security arrangements with its counterparties. These arrangements require HP to post collateral or to hold collateral from counterparties when the derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. Such funds are generally transferred within two business days of the due date. As of July 31, 2012, HP held $613 million of collateral and posted $21 million through re-hypothecation in association with the counterparties under these collateralized arrangements. As of July 31, 2011 HP held $40 million of treasury securities under those collateralized arrangements. As of July 31, 2012 and 2011, HP did not have any derivative instruments under these collateralized arrangements that were in a significant net liability position.

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

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expense, and intercompany lease loan denominated in currencies other

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within twelve months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During the three and nine months ended July 31, 2012 and 2011, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Condensed Statements of Earnings. As of July 31, 2012 and 2011, the portion of hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three and nine months ended July 31, 2012 and 2011.

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

(Unaudited)

Note 8: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        As discussed in Note 7, HP estimates the fair values of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Consolidated Condensed Balance Sheets was recorded as follows:

	As of July 31, 2012					As of October 31, 2011
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$7,900	$23	$340	$—	$—	$10,075	$30	$508	$—	$—
Cash flow hedges:
Foreign exchange contracts	19,620	496	84	220	53	21,666	192	30	324	126
Net investment hedges:
Foreign exchange contracts	1,665	22	26	29	22	1,556	7	4	44	56

Total derivatives designated as hedging instruments	29,185	541	450	249	75	33,297	229	542	368	182

Derivatives not designated as hedging instruments
Foreign exchange contracts	12,487	42	36	106	23	13,994	66	5	244	38
Interest rate contracts(2)	2,200	—	32	—	37	2,200	—	55	—	71
Other derivatives	401	2	22	1	—	410	25	6	—	1

Total derivatives not designated as hedging instruments	15,088	44	90	107	60	16,604	91	66	244	110

Total derivatives	$44,273	$585	$540	$356	$135	$49,901	$320	$608	$612	$292

(1)
Represents the face amounts of contracts that were outstanding as of July 31, 2012 and October 31, 2011, respectively.

(2)
Represents offsetting swaps acquired through previous business combinations that were not designated as hedging instruments.

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The before-tax effect of a derivative instrument and related hedged item in a fair value hedging relationship for the three and nine months ended July 31, 2012 and 2011 were as follows:

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2012	Nine months ended July 31, 2012	Hedged Item	Location	Three months ended July 31, 2012	Nine months ended July 31, 2012
		In millions				In millions
Interest rate contracts	Interest and other, net	$(10)	$(86)	Fixed-rate debt	Interest and other, net	$13	$93

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

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2012 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain Recognized in Income on Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three months ended July 31, 2012	Nine months ended July 31, 2012	Location	Three months ended July 31, 2012	Nine months ended July 31, 2012	Location	Three months ended July 31, 2012	Nine months ended July 31, 2012
	In millions			In millions			In millions
Cash flow hedges:
Foreign exchange contracts	$412	$729	Net revenue	$274	$360	Net revenue	$—	$—
Foreign exchange contracts	22	(39)	Cost of products	(23)	(5)	Cost of products	—	—
Foreign exchange contracts	(5)	(9)	Other operating expenses	(2)	(4)	Other operating expenses	—	—
Foreign exchange contracts	17	—	Interest and other, net	21	6	Interest and other, net	—	—
Foreign exchange contracts	6	(13)	Net revenue	9	9	Interest and other, net	—	—

Total cash flow hedges	$452	$668		$279	$366		$—	$—

Net investment hedges:
Foreign exchange contracts	$33	$71	Interest and other, net	$—	$—	Interest and other, net	$—	$—

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

        As of July 31, 2012, HP expects to reclassify an estimated net accumulated other comprehensive gain of approximately $146 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three and nine months ended July 31, 2012 and 2011 were as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended July 31, 2012	Nine months ended July 31, 2012
		In millions
Foreign exchange contracts	Interest and other, net	$172	$328
Other derivatives	Interest and other, net	9	(7)
Interest rate contracts	Interest and other, net	—	11

Total		$181	$332

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

	July 31, 2012	October 31, 2011
	In millions
Minimum lease payments receivable	$7,774	$7,721
Unguaranteed residual value	235	233
Unearned income	(661)	(647)

Financing receivables, gross	7,348	7,307
Allowance for doubtful accounts	(145)	(130)

Financing receivables, net	7,203	7,177
Less current portion	(3,116)	(3,162)

Amounts due after one year, net	$4,087	$4,015

        Equipment leased to customers under operating leases was $3.9 billion and $4.0 billion at July 31, 2012 and October 31, 2011, respectively, and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $1.5 billion and $1.3 billion at July 31, 2012 and October 31, 2011, respectively.

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

        The credit risk profile of the gross financing receivables, based on internally assigned ratings, was as follows:

	July 31, 2012	October 31, 2011
	In millions
Risk Rating
Low	$4,280	$4,261
Moderate	2,985	2,989
High	83	57

Total	$7,348	$7,307

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

        The allowance for doubtful accounts and the related financing receivables were as follows:

Nine months ended July 31, 2012
In millions
Allowance for doubtful accounts
Balance, beginning of period	$130
Additions to allowance	33
Deductions, net of recoveries	(18)

Balance, end of period	$145

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

	July 31, 2012	October 31, 2011
	In millions
Allowance for financing receivables individually evaluated for loss	$47	$35
Allowance for financing receivables collectively evaluated for loss	98	95

Total	$145	$130

Gross financing receivables individually evaluated for loss	$349	$228
Gross financing receivables collectively evaluated for loss	6,999	7,079

Total	$7,348	$7,307

        Accounts are generally put on non-accrual status (cessation of interest accrual) when they reach 90 days past due. The non-accrual status may not impact a customer's risk rating. In certain circumstances, such as when the delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 90 days past due. A write-off or specific reserve is generally recorded when an account reaches 180 days past due. Total financing receivables on non-accrual status were $211 million and $157 million at July 31, 2012 and October 31, 2011, respectively. Total financing receivables greater than 90 days past due and still accruing interest were $138 million and $71 million at July 31, 2012 and October 31, 2011, respectively.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Guarantees (Continued)

  Warranty

        HP provides for the estimated cost of product warranties at the time it recognizes revenue. HP engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of HP's baseline experience, affect the estimated warranty obligation. If actual product failure rates, repair rates or any other post-sales support costs differ from these estimates, revisions to the estimated warranty liability would be required.

        The changes in HP's aggregate product warranty liabilities for the nine months ended July 31, 2012 were as follows:

In millions
Product warranty liability at October 31, 2011	$2,451
Accruals for warranties issued	1,700
Adjustments related to pre-existing warranties (including changes in estimates)	(81)
Settlements made (in cash or in kind)	(1,854)

Product warranty liability at July 31, 2012	$2,216

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	July 31, 2012		October 31, 2011
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$4,576	1.3%	$4,345	2.4%
Commercial paper	574	0.9%	3,215	0.4%
Notes payable to banks, lines of credit and other	531	2.8%	523	2.9%

	$5,681		$8,083

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $357 million and $355 million at July 31, 2012 and October 31, 2011, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	July 31, 2012	October 31, 2011
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.505% in June 2002 at 6.5%, paid July 2012	$—	$500
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, paid March 2012	—	600
$900 issued at discount to par at a price of 99.938% in February 2007 at 5.25%, paid March 2012	—	900
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,500 issued at discount to par at a price of 99.921% in March 2008 at 4.5%, due March 2013	1,500	1,500
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, due March 2014	1,997	1,996
$1,000 issued at discount to par at a price of 99.956% in February 2009 at 4.25%, paid February 2012	—	1,000
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

	July 31, 2012	October 31, 2011
	In millions
2009 Shelf Registration Statement:
$250 issued at discount to par at a price of 99.984% in May 2009 at 2.95%, paid August 2012	250	250
$800 issued at par in September 2010 at three-month USD LIBOR plus 0.125%, due September 2012	800	800
$1,100 issued at discount to par at a price of 99.921% in September 2010 at 1.25%, due September 2013	1,100	1,099
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, due September 2015	1,100	1,099
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015	650	650
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	1,348	1,348
$1,750 issued at par in May 2011 at three month USD LIBOR plus 0.28%, due May 2013	1,750	1,750
$500 issued at par in May 2011 at three month USD LIBOR plus 0.4%, due May 2014	500	500
$500 issued at discount to par at a price of 99.971% in May 2011 at 1.55%, due May 2014	500	500
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	1,000
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, due March 2015	750	750
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016	1,298	1,297
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	998	998
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,198	1,198
$350 issued at par in September 2011 at three-month USD LIBOR plus 1.55%, due September 2014	350	350
$650 issued at discount to par at a price of 99.946% in December 2011 at 2.625%, due December 2014	650	—
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016	848	—
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,496	—
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, due September 2017	1,500	—
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	—

	26,079	24,082

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

	July 31, 2012	October 31, 2011
	In millions
EDS Senior Notes
$1,100 issued June 2003 at 6.0%, due August 2013	1,111	1,120
$300 issued October 1999 at 7.45%, due October 2029	314	315

	1,425	1,435

Other, including capital lease obligations, at 0.60%-8.63%, due in calendar years 2012-2024	689	836
Fair value adjustment related to hedged debt	446	543
Less: current portion	(4,576)	(4,345)

Total long-term debt	$24,063	$22,551

        As disclosed in Note 8, HP uses interest rate swaps to mitigate the market risk exposures in connection with certain fixed interest global notes to achieve primarily U.S. dollar LIBOR-based floating interest expense. The interest rates in the table above have not been adjusted to reflect the impact of any interest rate swaps.

        HP may redeem some or all of the Global Notes set forth in the above table at any time at the redemption prices described in the respective prospectus supplements relating thereto. The Global Notes are senior unsecured debt.

        In May 2012, HP filed a shelf registration statement (the "2012 Shelf Registration Statement") with the SEC to enable the company to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants. The 2012 Shelf Registration Statement replaced the registration statement filed in May 2009.

        HP's Board of Directors has approved the issuance of up to $16.0 billion in aggregate principal amount of commercial paper by HP. HP's subsidiaries are authorized to issue up to an additional $1.0 billion in aggregate principal amount of commercial paper, of which $500 million of capacity was available as of July 31, 2012 to be used by Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, for its Euro Commercial Paper/Certificate of Deposit Programme.

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

        Within Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of July 31, 2012, the carrying value of the assets approximated the carrying value of the borrowings of $219 million.

        As of July 31, 2012, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2012 Shelf Registration Statement. As of that date, HP also had up to approximately $17.4 billion of available

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

borrowing resources, including $15.9 billion under its commercial paper programs and approximately $1.5 billion relating to uncommitted lines of credit.

Note 12: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 2.2% and 19.7% for the three months ended July 31, 2012 and July 31, 2011, respectively, and (10.3)% and 20.4% for the nine months ended July 31, 2012 and July 31, 2011, respectively. HP's effective tax rate decreased in the three and nine month periods ended July 31, 2012 primarily due to the net tax effects of charges recorded for the impairment of goodwill and purchased intangible assets and restructuring charges. Excluding these charges, HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all of such earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

        In the three and nine months ended July 31, 2012, HP recorded discrete items with a net tax benefit of $670 million and $744 million, respectively, decreasing the effective tax rate. These amounts included net tax benefits of $564 million and $614 million from restructuring and acquisition charges recorded for the three and nine months ended July 31, 2012, respectively. Also included in the three and nine months ended July 31, 2012 was an $823 million discrete income tax charge to record U.S. valuation allowances on certain deferred tax assets related to the Services segment. The ES business within the Services segment files a U.S. tax return separate from HP. As a result of the 2012 restructuring plan costs accompanied by market conditions and business trends, HP recognized a valuation allowance for the net deferred tax assets of the ES U.S. business. In addition, HP recorded $827 million of income tax benefits that were recognized from reversals of deferred income tax liabilities attributed to temporary basis differences related to certain foreign subsidiaries that were reduced by the impairment charges for goodwill and purchased intangible assets. There were also other miscellaneous discrete tax benefits in the three and nine months ended July 31, 2012 of $102 million and $126 million, respectively.

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

        As of July 31, 2012, the amount of gross unrecognized tax benefits was $2.7 billion, of which up to $1.1 billion would affect HP's effective tax rate if realized. HP recognizes interest income from favorable settlements and income tax receivables and interest expense and penalties accrued on unrecognized tax benefits within income tax expense. As of July 31, 2012, HP had accrued a net payable of $196 million for interest and penalties. In the three and nine months ended July 31, 2012, HP recognized $9 million of net interest expense on net tax underpayments, net of tax, and $10 million of net interest income on tax overpayments, net of tax, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Income Taxes (Continued)

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $235 million within the next 12 months.

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

        The IRS began an audit of HP's U.S. group of subsidiaries providing enterprise services for its 2009 income tax return in 2011. That group of subsidiaries has received an RAR for the short period ended October 31, 2008 proposing a total tax deficiency of $17 million. HP is contesting certain issues and believes it has provided adequate reserves for any tax deficiencies or reductions in tax benefits that could result from the IRS actions.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	July 31, 2012	October 31, 2011
	In millions
Current deferred tax assets	$4,614	$5,374
Current deferred tax liabilities	(86)	(41)
Long-term deferred tax assets	1,176	1,283
Long-term deferred tax liabilities	(3,920)	(5,163)

Total deferred tax assets net of deferred tax liabilities	$1,784	$1,453

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the three and nine months ended July 31, 2012, HP executed share repurchases of 16 million shares and 59 million shares, respectively. Such repurchased shares were settled for $365 million and $1.5 billion, respectively. HP paid $4.6 billion in connection with repurchases of 128 million shares during the three months ended July 31, 2011 and paid $9.6 billion in connection with repurchases of 245 million shares in the first nine months of fiscal 2011. As of July 31, 2012, HP had remaining authorization of $9.3 billion for future share repurchases.

  Comprehensive Income

        The changes in the components of other comprehensive income ("OCI"), net of taxes, were as follows:

	Three months ended July 31
	2012	2011
	In millions
Net (loss) earnings	$(8,857)	$1,926
Net change in unrealized gains on available-for-sale securities, net of tax of $2 million in 2012 and $3 million in 2011	6	5
Net change in unrealized gains/losses on cash flow hedges:
Unrealized gains recognized in OCI, net of tax of $157 million in 2012 and $46 million in 2011	295	49
(Gains) losses reclassified into income, net of tax of $91 million in 2012 and net of tax benefit of $117 million in 2011	(188)	222

	107	271

Net change in cumulative translation adjustment, net of tax benefit of $43 million in 2012 and net of tax $6 million in 2011	(344)	3
Net change in unrealized components of defined benefit plans, net of tax benefit of $1 million in 2012 and net of tax of $6 million in 2011	21	39

Comprehensive (loss) income	$(9,067)	$2,244

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

	Nine months ended July 31
	2012	2011
	In millions
Net (loss) earnings	$(5,796)	$6,835
Net change in unrealized (losses) gains on available-for-sale securities, net of tax benefit of $3 million in 2012 and net of tax of $1 million in 2011	(8)	15
Net change in unrealized gains/losses on cash flow hedges:
Unrealized gains (losses) recognized in OCI, net of tax of $249 million in 2012 and net of tax benefit of $195 million in 2011	419	(389)
(Gains) losses reclassified into income, net of tax of $128 million in 2012 and net of tax benefit of $226 million in 2011	(238)	435

	181	46

Net change in cumulative translation adjustment, net of tax benefit of $5 million in 2012 and net of tax of $24 million in 2011	(106)	135
Net change in unrealized components of defined benefit plans, net of tax of $55 million in 2012 and $126 million in 2011	155	367

Comprehensive (loss) income	$(5,574)	$7,398

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	July 31, 2012	October 31, 2011
	In millions
Net unrealized gain on available-for-sale securities	$29	$37
Net unrealized gain (loss) on cash flow hedges	140	(41)
Cumulative translation adjustment	(491)	(385)
Unrealized components of defined benefit plans	(2,954)	(3,109)

Accumulated other comprehensive loss	$(3,276)	$(3,498)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2012	2011	2012	2011	2012	2011
	In millions
Service cost	$—	$—	$72	$90	$2	$2
Interest cost	141	148	170	178	9	9
Expected return on plan assets	(198)	(186)	(201)	(227)	(9)	(9)
Amortization and deferrals:
Actuarial loss (benefit)	11	9	57	57	(1)	—
Prior service benefit	—	—	(6)	(3)	(20)	(20)

Net periodic benefit (gain) cost	(46)	(29)	92	95	(19)	(18)
Settlement loss	5	—	—	—	—	—
Curtailment gain	—	—	—	—	(4)	—
Special termination benefits	833	—	—	4	227	—

Net benefit cost (gain)	$792	$(29)	$92	$99	$204	$(18)

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2012	2011	2012	2011	2012	2011
	In millions
Service cost	$1	$1	$219	$264	$6	$7
Interest cost	424	445	519	524	26	26
Expected return on plan assets	(594)	(558)	(614)	(665)	(28)	(27)
Amortization and deferrals:
Actuarial loss (benefit)	32	25	177	180	(3)	1
Prior service benefit	—	—	(18)	(10)	(63)	(62)

Net periodic benefit (gain) cost	(137)	(87)	283	293	(62)	(55)
Settlement loss (gain)	5	—	(20)	2	—	—
Curtailment gain	—	—	—	—	(4)	—
Special termination benefits	833	—	2	12	227	—

Net benefit cost (gain)	$701	$(87)	$265	$307	$161	$(55)

Settlements

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

Retirement Incentive Program

        As part of the 2012 restructuring plan, the company announced a voluntary enhanced early retirement program for its U.S employees. Participation in the EER program was limited to those employees whose combined age and years of service equaled 65 or more. Approximately 8,500 employees elected to participate in the EER program and will leave the company on dates designated by the company with the majority of the EER participants leaving the company on August 31, 2012 and others exiting through August 31, 2013. The U.S. defined benefit pension plan was amended to provide that the EER benefit will be paid from the plan for electing EER participants who are current participants in the pension plan. The retirement incentive benefit is calculated as a lump sum and ranges between five and fourteen months of pay depending on years of service at the time of retirement under the program. As a result of this retirement incentive, HP recognized a STB expense of $833 million, which reflected the present value of all additional benefits that HP will distribute from the pension plan assets. HP recorded these expenses as a restructuring charge. In addition, a U.S. defined benefit plan re-measurement was also required, which resulted in no material change to the 2012 net periodic pension expense.

        HP extended to all employees participating in the EER program the opportunity to continue health care coverage at active employee contribution rates for up to 24 months following retirement. In addition, for employees not grandfathered into certain employer-subsidized retiree medical plans, HP is providing up to $12,000 in employer credits under the HP Retirement Medical Savings Account (RMSA) program. These items resulted in an additional STB expense of $227 million, which was offset by net curtailment gains in those programs of $37 million, due primarily to the resulting accelerated recognition of existing prior service cost/credits. The entire STB and approximately $4 million in curtailment gains were recognized in the third quarter of fiscal 2012. HP reported this net expense as a restructuring charge.

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

        During the nine months ended July 31, 2012, HP made $475 million of contributions to its pension plans, paid $29 million to cover benefit payments to U.S. non-qualified plan participants, and paid $19 million to cover benefit claims under post-retirement benefit plans. During the remainder of fiscal 2012, HP anticipates making additional contributions of approximately $130 million to its pension plans and approximately $8 million to its U.S. non-qualified plan participants and expects to pay up to $20 million to cover benefit claims under post-retirement benefit plans. HP's pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Differences between expected and actual returns on investments will be reflected as unrecognized gains or losses,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans (Continued)

and such gains or losses will be amortized and recorded in future periods. Poor financial performance of invested assets in any year could lead to increased contributions in certain countries and increased future pension plan expense. Asset gains or losses are determined at the measurement date and amortized over the remaining service life or life expectancy of plan participants. HP's next measurement date is October 31, 2012.

Note 15: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP believes it has adequate provisions for any such matters, and, as of July 31, 2012, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the amounts already recognized on HP's financial statements. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under the existing law. The court issued

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

a written decision on January 25, 2008, and VG Wort subsequently filed an application with the German Federal Supreme Court under Section 321a of the German Code of Civil Procedure contending that the court did not consider their arguments. On May 9, 2008, the German Federal Supreme Court denied VG Wort's application. VG Wort appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. On September 21, 2010, the Constitutional Court published a decision holding that the German Federal Supreme Court erred by not referring questions on interpretation of German copyright law to the Court of Justice of the European Union ("CJEU") and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. The CJEU is expected to conduct an oral hearing in October 2012 and issue a decision approximately six to eight months thereafter, after which the matter will be remitted back to the German Federal Supreme Court.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in the Munich Civil Court in Munich, Germany seeking levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against FSC. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that FSC must pay €12 plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. FSC filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, not subject to the levies on photocopiers established by that law. VG Wort subsequently filed a claim with the German Federal Constitutional Court challenging that ruling. In January 2011, the Constitutional Court published a decision holding that the German Federal Supreme Court decision was inconsistent with the German Constitution and revoking the German Federal Supreme Court decision. The Constitutional Court remitted the matter to the German Federal Supreme Court for further action. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. The CJEU is expected to conduct an oral hearing in October 2012 and issue a decision approximately six to eight months thereafter, after which the matter will be remitted back to the German Federal Supreme Court.

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

        Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit filed against HP on June 14, 2004 that is pending in state court in Santa Clara County, California. The lawsuit alleges that Intel Corporation ("Intel") concealed performance problems related to the Intel Pentium 4 processor by, among others things, the manipulation of performance benchmarks. The lawsuit alleges that HP aided and abetted Intel's allegedly unlawful conduct. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs. On November 23, 2011, plaintiffs filed a motion seeking to certify a nationwide class asserting claims under the California Unfair Competition Law. On April 19, 2012, the court issued an order granting in part and denying in part the plaintiffs' motion. As to Intel, the court certified a nationwide class excluding residents of Illinois. As to HP, the court certified a class limited to California residents. As required by the same order, the plaintiffs have filed an amended complaint that limits their claims against HP to a California class while reserving the right to seek additional state-specific subclasses as to HP.

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

        Sinacori v. HP is a consumer class action originally filed against HP on December 1, 2011 in the United States District Court for the Northern District of California alleging that HP printers have a design defect in the software installed on the printers which could allow hackers and unauthorized users to gain access to the printers, steal personal and confidential information from consumers and otherwise control and cause physical damage to the printers. The original complaint also alleged that HP was aware of this security vulnerability and failed to disclose it to consumers. The original complaint sought certification of a nationwide class of purchasers of all HP printers and unspecified damages, restitution, punitive damages, injunctive relief, attorneys' fees and costs. On February 3, 2012, an amended complaint was filed substituting a new plaintiff from the state of New York in place of the original plaintiff. The amended complaint asserts only a single claim under the New York consumer protection statute, and the amended complaint now seeks to certify a class of consumers in the state of New York who purchased an HP printer that lacks a "digital signature" or "code signing" security feature. Like the original complaint, the amended complaint seeks unspecified damages, restitution, punitive damages, injunctive relief, attorneys' fees and costs. HP has filed a motion to dismiss the amended complaint, and a hearing on HP's motion was scheduled to be held on September 6, 2012. Prior to the hearing on HP's motion to dismiss, the plaintiff voluntarily dismissed his complaint against HP. The dismissal was entered by the court on July 12, 2012.

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

  •
  Cunningham and Cunningham, et al. v. Electronic Data Systems Corporation is a purported collective action filed on May 10, 2006 in the United States District Court for the Southern District of New York claiming that current and former EDS employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. Another purported collective action, Steavens, et al. v. Electronic Data Systems Corporation, which was filed on October 23, 2007, is also now pending in the same court alleging similar facts. The Steavens case has been consolidated for pretrial purposes with the Cunningham case. On December 14, 2010, the court granted conditional certification of a class consisting of employees in 20 legacy EDS job codes in the consolidated Cunningham and Steavens matter. Approximately 2,600 current and former EDS employees have filed consents to opt-in to the litigation. Plaintiffs have also alleged separate "opt out" classes based on the overtime laws of the states of California, Washington, Massachusetts, and New York, but plaintiffs have not yet sought class certification for those classes.

  •
  Salva v. Hewlett-Packard Company is a purported collective action filed on June 15, 2012 in the United States District Court for the Western District of New York alleging that certain information technology employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees under the Fair Labor Standards Act.

  •
  Heffelfinger, et al. v. Electronic Data Systems Corporation is a class action filed in November 2006 in California Superior Court claiming that certain EDS information technology workers in California were misclassified as exempt employees. The case was subsequently transferred to the United States District Court for the Central District of California, which, on January 7, 2008, certified a class of information technology workers in California. On June 6, 2008, the court granted the defendant's motion for summary judgment. The plaintiffs subsequently filed an appeal with the United States Court of Appeals for the Ninth Circuit. On June 7, 2012, the Court of Appeals affirmed summary judgment for two of the named plaintiffs, but reversed summary judgment on the third named plaintiff, remanding the case back to the trial court and inviting the trial court to revisit its prior certification order. Two other purported class actions originally filed in California Superior Court, Karlbom, et al. v. Electronic Data Systems Corporation, which was filed on March 16, 2009, and George, et al. v. Electronic Data Systems Corporation, which was filed on April 2, 2009, allege similar facts. The Karlbom case is pending in San Diego County Superior Court but has been temporarily stayed based on the pending Steavens consolidated matter. The George case is pending in the United States District Court for the Central District of California.

  •
  Blake, et al. v. Hewlett-Packard Company is a purported nationwide collective action filed on February 17, 2011 in the United States District Court for the Southern District of Texas claiming that a class of information technology support personnel were misclassified as exempt employees under the Fair Labor Standards Act. On February 10, 2012, plaintiffs filed a motion requesting that the court conditionally certify the case as a collective action. HP has opposed plaintiffs' motion for conditional certification, and the court has taken the motion under advisement. Only

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    one opt-in plaintiff had joined the named plaintiff in the lawsuit at the time that the motion was filed.

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

        India Directorate of Revenue Intelligence Proceedings.    As described below, Hewlett-Packard India Sales Private Ltd ("HPI"), a subsidiary of HP, and certain current and former HP employees have received show cause notices from the India Directorate of Revenue Intelligence (the "DRI") alleging underpayment of certain customs duties:

  •
  On April 30 and May 10, 2010, the DRI issued show cause notices to HPI, seven current HP employees and one former HP employee alleging that HP underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. On June 2, 2010, the DRI issued an additional show cause notice to HPI and three current HPI employees alleging that HP failed to pay customs duties on the appropriate value of recovery CDs containing Microsoft operating systems and seeking to recover approximately $5 million, plus penalties. HP has deposited a total of approximately $17 million with the DRI and agreed to post a provisional bond in exchange for the DRI's agreement to not seize HP products and spare parts and to not interrupt the transaction of business by HP in India.

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

  •
  On October 1, 2010, in connection with an existing DRI investigation commenced against SAP AG, the DRI issued a show cause notice to HPI alleging underpayment of customs duties related to the importation of certain SAP software. The amount of the alleged duty differential is approximately $38,000, which amount HPI has deposited with the DRI. The DRI is also seeking to impose interest and penalties.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

        As described below, HPI has responded to the show cause notices, and the Bangalore Commissioner of Customs has concluded hearings into, and issued orders under, the products and the parts show cause notices:

  •
  On April 11, 2012, the Commissioner issued an order on the products show cause notice affirming certain duties and penalties against HPI and the named individuals of approximately $386 million, of which HPI had deposited $9 million during the investigation.

  •
  On April 20, 2012, the Commissioner issued an order on the parts show cause notice affirming certain duties and penalties against HPI and certain of the named individuals of approximately $17 million. HPI had deposited $7 million during investigation and after the order deposited an additional $3 million against the parts show cause notice to avoid certain penalties.

  •
  HPI filed appeals before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The customs department has also filed cross-appeals against the products and parts orders before the Customs Tribunal. The hearing on the deposit waiver is expected to be held in December 2012. After that hearing, the Customs Tribunal is expected to set the actual amount of the deposit that will be required for HPI to proceed with the appeal. The amount of the additional deposit for the products appeal is expected to be between zero and $377 million, plus interest. The amount of the additional deposit for the spare parts appeal is expected to be between zero and $3 million.

On March 12, 2012 the Chennai Additional Commissioner of Customs issued an order affirming duties, interest and penalties of approximately $254,000 on one of the two June 17, 2010 software show cause notices. HPI had deposited $108,000 during the investigation and after the order deposited an additional $21,500 against this software order to avoid certain penalties. HPI has filed an appeal before the Commissioner (Appeals) along with application for waiver of pre-deposit of the remaining demand amount as a condition for hearing the appeal. The amount of the additional deposit for the Chennai software appeal is expected to be between zero and $80,000.

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

        Stockholder Litigation.    As described below, HP is involved in various stockholder litigation commenced against certain current and former HP executive officers and/or certain current and former members of the HP Board of Directors in which the plaintiffs are seeking to recover certain compensation paid by HP to the defendants and other damages:

  •
  Heather M. Bendit, et al. v. Mark V. Hurd, et al. (formerly Henrietta Klein v. Mark V. Hurd, et al.), is a lawsuit filed on September 24, 2010 in California Superior Court alleging the individual defendants wasted corporate assets and breached their fiduciary duties by failing to implement and oversee HP's compliance with the FCPA. On August 20, 2012, the defendants filed demurrers seeking dismissal of the lawsuit. The court has not yet ruled on the demurrers.

  •
  In re HP Derivative Litigation involves four consolidated lawsuits filed beginning on August 16, 2010 in the United States District Court for the Northern District of California alleging, among other things, that the individual defendants wasted corporate assets and breached their fiduciary duties when approving the severance payments made to former Chairman and Chief Executive Officer, Mark Hurd. The plaintiffs also allege that the defendants breached their fiduciary duties and violated Section 14(a) of the Exchange Act by filing false and misleading statements in HP's 2010 proxy statement regarding Mr. Hurd's employment agreement. On January 20, 2012, the defendants filed a motion to dismiss the consolidated lawsuits. The court has not yet ruled on that motion.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

  •
  In re Hewlett-Packard Company, a Derivative Litigation, involves three consolidated lawsuits filed beginning on August 10, 2010 in California Superior Court alleging, among other things, that the individual defendants breached their fiduciary duties, engaged in mismanagement and wasted corporate assets when approving severance payments made to Mr. Hurd. The plaintiffs also allege that certain individual defendants engaged in insider trading and thereby wasted corporate assets, were unjustly enriched, breached their fiduciary duties and violated Sections 25402 and 25502 of the California Corporations Code. The three consolidated lawsuits are currently stayed pending resolution of the four consolidated federal court derivative lawsuits.

  •
  Saginaw Police & Fire Pension Fund v. Marc L. Andreessen, et al. is a lawsuit filed on October 19, 2010 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and were unjustly enriched by consciously disregarding HP's alleged violations of the FCPA. On August 15, 2011, the defendants filed a motion to dismiss the lawsuit. On March 21, 2012, the court granted the defendants' motion to dismiss, and the court entered judgment in the defendants' favor and closed the case on May 29, 2012. On June 28, 2012, the plaintiff filed an appeal with the United States Court of Appeals for the Ninth Circuit.

  •
  A.J. Copeland v. Raymond J. Lane, et al. is a lawsuit filed on March 7, 2011 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's alleged violations of the FCPA, HP's severance payments made to Mr. Hurd, and HP's acquisition of 3PAR Inc. The lawsuit also alleges violations of Section 14(a) of the Exchange Act in connection with HP's 2010 and 2011 proxy statements. On February 8, 2012, the defendants filed a motion to dismiss the lawsuit. The court has not yet ruled on that motion.

  •
  Richard Gammel v. Hewlett-Packard Company, et al. is a putative securities class action filed on September 13, 2011 in the United States District Court for the Central District of California alleging, among other things, that from November 22, 2010 to August 18, 2011, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model, the future of the webOS operating system, and HP's commitment to developing and integrating webOS products, including the TouchPad tablet PC. On April 11, 2012, the defendants filed a motion to dismiss the lawsuit. On September 4, 2012, the court granted the defendants' motion to dismiss and gave plaintiff 30 days to file an amended complaint.

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

  •
  Cement & Concrete Workers District Council Pension Fund v. Hewlett-Packard Company, et al. is a putative securities class action filed on August 3, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from November 13, 2007 to August 6, 2010 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making statements regarding HP's Standards of Business Conduct ("SBC") that were false and misleading because Mr. Hurd, who was serving as HP's Chairman and Chief Executive Officer during that period, had been violating the SBC and concealing his misbehavior in a manner that jeopardized his continued employment with HP.

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

        In March 2012, HP announced that it will realign the organizational structure of its business. As part of that realignment, HP has consolidated PSG and IPG into a newly formed Printing and Personal Systems Group. HP continues to report the results of IPG and PSG separately.

        A description of the types of products and services provided by each reportable business segment follows:

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

  •
  Services provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains. Services is divided into three main areas: ITO, TS and ABS. ITO delivers comprehensive services that encompass the data center, IT security, Cloud-based computing, workplace technology, network, unified communications, and enterprise service management. TS provides technology consulting and support services for transforming IT, and converging and supporting IT infrastructure. The technology consulting portfolio includes strategic IT advisory services, cloud consulting services, unified communications solutions, data

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

    center transformation services and education consulting services. In addition to warranty support across HP's product lines, support services includes HP Foundation Care, the portfolio of reactive hardware and software support services; HP Proactive Care, which includes advanced remote system-monitoring tools, continuous onsite rapid response and direct access to HP's technical experts and resources; HP Datacenter Care for flexible customer support for HP and multivendor systems; and Lifecycle Event services, which are event-based services offering HP's technology expertise and consulting for each phase of the technology lifecycle. ABS helps clients develop, revitalize and manage their applications and information assets. The full applications lifecycle approach encompasses application development, testing, modernization, system integration, maintenance and management for both packaged and custom built applications. The ABS portfolio also offers IP-based industry solutions, services and technologies to help clients better manage critical business processes. HP also offers services for customer relationship management, finance and administration, human resources, payroll and document processing.

  •
  Imaging and Printing Group provides consumer and commercial printer hardware, supplies, media and scanning devices. IPG is also focused on imaging solutions in the commercial markets. These solutions range from managed print services to capturing high-value pages in areas such as industrial applications, outdoor signage, and the graphic arts business. Inkjet and Web Solutions delivers HP's consumer and SMB inkjet solutions (hardware, supplies, media, web-connected hardware and services). It includes single function and all-in-one inkjet printers targeted toward consumers and SMBs, as well as Snapfish and ePrintCenter. LaserJet and Enterprise Solutions delivers products, services and solutions to the medium- sized business and enterprise segments, including LaserJet printers and supplies, multi-function devices, scanners, web-connected hardware and services and enterprise software solutions, such as Exstream Software and Web Jetadmin. Managed Enterprise Solutions include managed print service products, support and solutions delivered to enterprise customers partnering with third- party software providers to offer workflow solutions in the enterprise environment. Graphics Solutions include large format printing (Designjet and Scitex), large format supplies, WebPress supplies, Indigo printing, specialty printing systems and inkjet high-speed production solutions. HP's printer supplies offerings include LaserJet toner and inkjet printer cartridges, graphic solutions ink products and other printing-related media.

  •
  Enterprise Servers, Storage and Networking provides server, storage, networking and, when combined with HP Software's Cloud Service Automation software suite, HP's CloudSystem. The CloudSystem enables infrastructure, platform and software as a service in private, public or hybrid environments. Industry Standard Servers offers ProLiant servers, running primarily Windows, Linux and virtualization platforms from Microsoft, VMware and other major vendors and leveraging Intel and Advanced Micro Devices, Inc. x86 processors. The business spans a range of server product lines, including pedestal tower, traditional rack, density optimized rack and HP's BladeSystem family of server blades. Business Critical Systems offers HP Integrity servers based on the Intel Itanium-based processor, HP Integrity NonStop solutions and scale-up x86 ProLiant Servers for scalability of systems with more than four industry standard processors. HP's storage offerings include storage area networks, network attached storage, storage management software and virtualization technologies, StoreOnce data deduplication solutions, tape drives and tape libraries. HP's networking portfolio includes switches and routers that span

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

    the data center, campus & branch environments delivering network management and unified communications. HP's wireless networking offerings include WLAN access points and controllers/switches.

  •
  Software provides enterprise information management solutions for both structured and unstructured data, IT management software and security intelligence/risk management solutions. Solutions are delivered in the form of traditional software licenses, software-as-a-service, hybrid or appliance deployment models. Augmented by support and professional services, HP's software solutions allow IT organizations to gain customer insight and optimize infrastructure, operations, application life cycles, application quality, security, IT services and business processes. In addition, these solutions help businesses proactively safeguard digital assets, comply with corporate and regulatory policies, and control internal and external security risks. For segment reporting purposes, our Software reportable segment aggregates two operating segments, Autonomy and the legacy HP software business.

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

  •
  Corporate Investments includes business intelligence solutions, HP Labs, the webOS business and certain business incubation projects. Business intelligence solutions enable business to standardize on consistent data management schemes, connect and share data across the enterprise and apply analytics. This segment also derives revenue from licensing specific HP technology to third parties.

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive business segment results are substantially the same as those the consolidated company uses. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. HP does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily restructuring charges and any associated adjustments related to restructuring actions, impairment and amortization of purchased intangible assets, impairment of goodwill, stock-based compensation expense related to HP-granted employee stock options, PRUs, restricted stock awards and the employee stock purchase plan, certain acquisition-related charges and charges for purchased IPR&D, as well as certain corporate governance costs.

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

  •
  The transfer of Indigo and Scitex support and the LaserJet and enterprise solutions trade support business from the TS business unit within Services to the Commercial Hardware business unit within IPG;

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

        Selected operating results information for each business segment was as follows:

	Three months ended July 31
	Net Revenue		Earnings (Loss) from Operations
	2012	2011	2012	2011
	In millions
Personal Systems Group	$8,620	$9,592	$409	$567
Services	8,754	9,030	959	1,240
Imaging and Printing Group	6,017	6,183	949	879
Enterprise Servers, Storage and Networking	5,143	5,348	562	690
Software(1)	973	822	175	160
HP Financial Services	935	932	97	88
Corporate Investments	19	235	(58)	(334)

Total segments	$30,461	$32,142	$3,093	$3,290

(1)
Includes results of Autonomy from the date of acquisition in October 2011.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

	Nine months ended July 31
	Net Revenue		Earnings (Loss) from Operations
	2012	2011	2012	2011
	In millions
Personal Systems Group	$26,945	$29,456	$1,397	$1,772
Services	26,211	26,475	2,861	3,993
Imaging and Printing Group	18,407	19,757	2,518	3,134
Enterprise Servers, Storage and Networking	15,372	16,463	1,709	2,280
Software(1)	2,889	2,344	509	438
HP Financial Services	2,853	2,644	284	250
Corporate Investments	95	339	(155)	(711)

Total segments	$92,772	$97,478	$9,123	$11,156

(1)
Includes results of Autonomy from the date of acquisition in October 2011.

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended July 31		Nine months ended July 31
	2012	2011	2012	2011
	In millions
Net revenue:
Segment total	$30,461	$32,142	$92,772	$97,478
Elimination of intersegment net revenue and other	(792)	(953)	(2,374)	(2,355)

Total HP consolidated net revenue	$29,669	$31,189	$90,398	$95,123

Earnings before taxes:
Total segment earnings from operations	$3,093	$3,290	$9,123	$11,156
Corporate and unallocated costs and eliminations	(314)	(114)	(670)	(118)
Unallocated costs related to stock-based compensation expense	(150)	(130)	(492)	(426)
Amortization of purchased intangible assets	(476)	(358)	(1,412)	(1,196)
Restructuring charges	(1,795)	(150)	(1,888)	(466)
Acquisition-related charges	(3)	(18)	(42)	(68)
Impairment of goodwill and purchased intangible assets	(9,188)	—	(9,188)	—
Interest and other, net	(224)	(121)	(688)	(294)

Total HP consolidated (loss) earnings before taxes	$(9,057)	$2,399	$(5,257)	$8,588

        In connection with certain fiscal 2012 organizational realignments, HP reclassified total assets between its Services, IPG, ESSN, Software and Corporate Investments financial reporting segments. Other than the impact of the impairment of goodwill and purchased intangible assets within the Services and PSG segments, respectively, in the third quarter of fiscal 2012, there have been no material changes to the total assets of HP's individual segments since October 31, 2011.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  Net revenue by segment and business unit

	Three months ended July 31		Nine months ended July 31
	2012	2011	2012	2011
	In millions
Net revenue:
Notebooks	$4,416	$5,082	$14,258	$15,929
Desktops	3,486	3,777	10,519	11,314
Workstations	526	547	1,598	1,623
Other	192	186	570	590

Personal Systems Group	8,620	9,592	26,945	29,456

Infrastructure Technology Outsourcing	3,665	3,899	11,035	11,329
Technology Services	2,634	2,671	7,834	7,814
Application and Business Services	2,455	2,460	7,342	7,332

Services	8,754	9,030	26,211	26,475

Supplies	4,005	4,143	12,144	13,113
Commercial Hardware	1,445	1,388	4,413	4,489
Consumer Hardware	567	652	1,850	2,155

Imaging and Printing Group	6,017	6,183	18,407	19,757

Industry Standard Servers	3,187	3,302	9,445	10,137
Storage	924	976	2,869	2,968
Business Critical Systems	385	459	1,211	1,560
Networking	647	611	1,847	1,798

Enterprise Servers, Storage and Networking	5,143	5,348	15,372	16,463

Software(1)	973	822	2,889	2,344
HP Financial Services	935	932	2,853	2,644
Corporate Investments	19	235	95	339

Total segments	30,461	32,142	92,772	97,478

Eliminations of intersegment net revenue and other	(792)	(953)	(2,374)	(2,355)

Total HP consolidated net revenue	$29,669	$31,189	$90,398	$95,123

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

  Leveraging our Portfolio and Scale

        We offer one of the IT industry's broadest portfolios of products and services, and we are leveraging that portfolio to our strategic advantage. For example, we are able to provide servers, storage and networking products packaged with services that can be delivered to customers in the manner of their choosing, be it in-house, outsourced as a service via the Internet, or via a hybrid environment. Our portfolio of management software completes the package by allowing our customers to manage their IT operations in an efficient and cost-effective manner. In addition, we are working to optimize our supply chain by eliminating complexity, reducing fixed costs, and leveraging our scale to ensure the availability of components at favorable prices even during shortages. We are also expanding our use of industry standard components in our enterprise products to further leverage our scale.

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

  Investing in our Business

        The realignment and restructuring discussed above are two components of an ongoing initiative designed to improve our execution and financial performance and align our cost structure to facilitate increased investment in our business. These efforts will include optimizing our supply chain, reducing the number of stock keeping units (SKUs) and platforms, continuing to refine our real estate strategy, simplifying our go-to-market, improving business processes and implementing consistent pricing and promotions. We expect to invest the majority of the savings from these efforts across our businesses, including investing to respond to market trends and customer expectations, strengthen our position in our core markets, accelerate growth in adjacent markets, and drive leadership in the three strategic areas of cloud computing, security and information management. We expect these investments to allow us to expand in higher margin and higher growth industry segments and further strengthen our portfolio of hardware, software and services to solve customer problems. The rate at which we are able to invest in our business and the returns that we are able to achieve from these investments will be affected by many factors, including external factors, such as macroeconomic conditions and industry trends, and internal factors, such as financial performance and operational execution. As a result, we may experience delays in the anticipated timing of activities related to these efforts, and the anticipated benefits of these efforts may not materialize.

        The following provides an overview of our key third quarter and first nine months of fiscal 2012 financial metrics:

	HP(1) Consolidated	PSG	Services	IPG	ESSN	Software	HPFS
	In millions, except per share amounts
Three Months Ended July 31
Net revenue	$29,669	$8,620	$8,754	$6,017	$5,143	$973	$935
Year-over-year net revenue % (decrease) increase	(4.9)%	(10.1)%	(3.1)%	(2.7)%	(3.8)%	18.4%	0.3%
(Loss) earnings from operations	$(8,833)	$409	$959	$949	$562	$175	$97
(Loss) earnings from operations as a % of net revenue	(29.7)%	4.7%	11.0%	15.8%	10.9%	18.0%	10.4%
Net loss	$(8,857)
Net loss per share
Basic	$(4.49)
Diluted	$(4.49)
Nine Months Ended July 31
Net revenue	$90,398	$26,945	$26,211	$18,407	$15,372	$2,889	$2,853
Year-over-year net revenue % (decrease) increase	(5.0)%	(8.5)%	(1.0)%	(6.8)%	(6.6)%	23.3%	7.9%
(Loss) earnings from operations	$(4,569)	$1,397	$2,861	$2,518	$1,709	$509	$284
(Loss) earnings from operations as a % of net revenue	(5.1)%	5.2%	10.9%	13.7%	11.1%	17.6%	10.0%
Net loss	$(5,796)
Net loss per share
Basic	$(2.93)
Diluted	$(2.93)

(1)
Net revenue includes Corporate Investments and eliminations. (Loss) earnings from operations includes impairment of goodwill, impairment and amortization of purchased intangible assets, restructuring charges and corporate unallocated costs.

        Cash and cash equivalents at July 31, 2012 totaled $9.5 billion, an increase of $1.5 billion from the October 31, 2011 balance of $8.0 billion. The increase for the first nine months of fiscal 2012 was due primarily to $6.5 billion of cash provided from operations, the effect of which was partially offset by $2.5 billion net investment in property, plant and equipment and $2.3 billion of cash used to repurchase common stock and pay dividends.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended July 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

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

RESULTS OF OPERATIONS

        Set forth below is an analysis of our financial results comparing the three and nine months ended July 31, 2012 to the three and nine months ended July 31, 2011. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2012		2011(1)		2012		2011(1)
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$29,669	100.0%	$31,189	100.0%	$90,398	100.0%	$95,123	100.0%
Cost of sales(2)	22,820	76.9%	23,901	76.6%	69,674	77.1%	72,114	75.8%

Gross profit	6,849	23.1%	7,288	23.4%	20,724	22.9%	23,009	24.2%
Research and development	854	2.9%	812	2.6%	2,490	2.8%	2,425	2.5%
Selling, general and administrative	3,366	11.3%	3,430	11.0%	10,273	11.3%	9,972	10.5%
Impairment of goodwill and purchased intangible assets	9,188	31.0%	—	—	9,188	10.2%	—	—
Restructuring charges	1,795	6.1%	150	0.5%	1,888	2.1%	466	0.5%
Amortization of purchased intangible assets	476	1.5%	358	1.1%	1,412	1.6%	1,196	1.2%
Acquisition-related charges	3	—	18	0.1%	42	—	68	0.1%

(Loss) earnings from operations	(8,833)	(29.7)%	2,520	8.1%	(4,569)	(5.1)%	8,882	9.4%
Interest and other, net	(224)	(0.7)%	(121)	(0.4)%	(688)	(0.8)%	(294)	(0.4)%

(Loss) earnings before taxes	(9,057)	(30.4)%	2,399	7.7%	(5,257)	(5.9)%	8,588	9.0%
(Benefit) provision for taxes	(200)	(0.5)%	473	1.5%	539	0.5%	1,753	1.8%

Net (loss) earnings	$(8,857)	(29.9)%	$1,926	6.2%	$(5,796)	(6.4)%	$6,835	7.2%

(1)
In connection with organizational realignments implemented in the first quarter of fiscal 2012, certain costs previously reported as Cost of sales have been reclassified as Selling, general and administrative expenses to better align those costs with the functional areas that benefit from those expenditures.

(2)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of the weighted net revenue change were as follows:

	Three months ended July 31, 2012	Nine months ended July 31, 2012
	Percentage Points
Software	0.5	0.6
HP Financial Services	—	0.2
Corporate Investments/Other	(0.2)	(0.3)
Imaging and Printing Group	(0.5)	(1.4)
Enterprise Servers, Storage and Networking	(0.7)	(1.2)
Services	(0.9)	(0.3)
Personal Systems Group	(3.1)	(2.6)

Total HP	(4.9)	(5.0)

        For the three and nine months ended July 31, 2012, total HP net revenue decreased 4.9% and 5.0%, respectively (2.5% and 4.5%, respectively, on a constant currency basis). U.S. net revenue decreased 3.4% to $10.6 billion for the three months ended July 31, 2012, while net revenue from outside of the United States decreased 5.7% to $19.1 billion. For the nine months ended July 31, 2012, U.S. net revenue decreased 4.4% to $31.5 billion, while net revenue from outside of the United States decreased 5.2% to $58.9 billion. For the three and nine months ended July 31, 2012, HP's revenue decreased due primarily to a soft demand environment resulting in volume declines in our hardware businesses and IPG supplies coupled with contractual rate declines on ongoing contracts in Services. The Software segment contributed favorably to the total HP net revenue change as a result of the acquisition of Autonomy Corporation plc ("Autonomy"). An analysis of the change in net revenue for each business segment is included under "Segment Information" below.

Gross Margin

        Total HP gross margin decreased by 0.3 and 1.3 percentage points for the three and nine months ended July 31, 2012. Gross margins were impacted by continued margin pressure in Services, competitive pricing in our hardware businesses along with an unfavorable mix of lower-margin revenue in ESSN, a lower mix of high-margin supplies revenue and unfavorable currency impacts.

        PSG gross margin decreased for the three and nine months ended July 31, 2012 due primarily to higher component costs combined with an unfavorable currency impact, the effect of which was partially offset by favorable warranty and logistics costs.

        Services gross margin decreased for the three and nine months ended July 31, 2012 due primarily to contractual rate declines on ongoing contracts, a lower resource utilization rate and additional costs associated with certain contract deliverable delays.

        IPG gross margin increased for the three months and decreased for the nine months ended July 31, 2012. The margin increase for the three months ended July 31, 2012 was primarily a result of rate improvements in toner supplies, inkjet and LaserJet printers, as well as recovery from the effects of the March 2011 earthquake and tsunami in Japan. Additionally, a mix shift to higher-end inkjet printers contributed to the margin improvements. These effects were partially offset by a mix shift away from ink supplies. The decrease in margin for the nine months ended July 31, 2012 was due primarily to an unfavorable currency impact driven by the strength of the Japanese yen and from lower ink supplies volume as a result of soft demand in all regions.

        ESSN gross margin decreased for the three and nine months ended July 31, 2012 due primarily to competitive pricing pressures and an unfavorable product mix.

        Software gross margin decreased for the three and nine months ended July 31, 2012 due primarily to a lower mix of license revenue and higher acquisition-related deferred revenue write-downs, the effect of which was partially offset by rate increases in hosted license services associated with the Autonomy acquisition.

        HPFS gross margin increased for the three and nine months ended July 31, 2012 due primarily to lower bad debt expense, the effect of which was partially offset by lower margins on end-of-term activities, including lease extensions, remarketing sales and buyouts.

        Corporate Investments gross margin increased for the three and nine months ended July 31, 2012 due primarily to the discontinuation of sales of webOS devices, which had lower gross margins, as a result of the wind-down of the webOS device business beginning in the fourth quarter of fiscal 2011.

Operating Expenses

        Research and Development

        Total research and development ("R&D") expense increased in the three and nine months ended July 31, 2012 due primarily to additional expense from the acquisition of Autonomy and innovation-focused spending for networking and storage products. These effects were partially offset by the elimination of R&D expense associated with the former webOS device business. For the three and nine months ended July 31, 2012, R&D expense increased for Software, ESSN, PSG, IPG and Services and decreased for Corporate Investments.

        Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense decreased for the three months ended July 31, 2012 and increased for the nine months ended July 31, 2012. The decrease for the three months ended July 2012 was due to lower marketing and field selling costs. The increase for the nine months ended July 2012 was due primarily to higher field selling costs and a lower effect of the one-time gains from the sale of real estate and the divestiture of our Halo video collaboration products business that were realized in the prior-year period. For the three months ended July 31, 2012, SG&A expense as a percentage of net revenue increased for each of our segments except for Software, ESSN and Services, each of which experienced a decrease. For the nine months ended July 31, 2012, SG&A expense as a percentage of net revenue increased for each of our segments except for Software, HPFS and ESSN, each of which experienced a decrease.

        Impairment of Goodwill and Purchased Intangible Assets

        During the three months ended July 31, 2012, we recorded a goodwill impairment charge of $8.0 billion associated with the Services segment and an intangible asset impairment charge of $1.2 billion associated with the "Compaq" trade name. See Note 5 to the Consolidated Condensed Financial Statements in Item 1 for further discussion of the impairment of goodwill and purchased intangible assets.

        Restructuring Charges

        The increase in restructuring costs for the three and nine months ended July 31, 2012 was due primarily to a charge of $1.7 billion recorded in the third quarter of fiscal 2012 for the restructuring plan announced in May 2012 (the "2012 Plan"). Restructuring charges for the three months ended July 31, 2012 were $1.8 billion. These charges included $1.7 billion costs related to the 2012 Plan, $33 million costs related to our fiscal 2010 ES restructuring plan and $30 million costs related to our fiscal 2008 restructuring plan. Restructuring charges for the nine months ended July 31, 2012 were $1.9 billion. These charges included $1.7 billion costs related to the 2012 Plan, $77 million costs related to our fiscal 2008 restructuring plan, $72 million costs related to our fiscal 2010 ES restructuring plan and $7 million costs related to our fiscal 2009 restructuring plan.

        As part of our ongoing business operations, we also incurred workforce rebalancing charges for severance and related costs within certain business segments during the first nine months of fiscal 2012. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

        Amortization of Purchased Intangible Assets

        The increase in amortization expense for the three and nine months ended July 31, 2012 was due primarily to amortization expenses related to the intangible assets purchased as part of the Autonomy acquisition. This increase was partially offset by decreased amortization expenses related to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods.

        Acquisition-related Charges

        The decrease in acquisition-related charges for the three and nine months ended July 31, 2012 was due primarily to lower retention bonuses associated with acquisitions completed in fiscal 2010 and 2011. For the three and nine months ended July 31, 2012, we recorded acquisition-related charges of $3 million and $42 million, respectively.

Interest and Other, Net

        For the three and nine months ended July 31, 2012, interest and other, net expense increased by $103 million and $394 million, respectively. The increase was driven primarily by higher average debt balances and higher currency transaction losses.

Provision for Taxes

        Our effective tax rate was 2.2% and 19.7% for the three months ended July 31, 2012 and July 31, 2011, respectively, and (10.3)% and 20.4% for the nine months ended July 31, 2012 and July 31, 2011, respectively. Our effective tax rate decreased in the three and nine months ended July 31, 2012 due primarily to the net tax effects of charges recorded for the impairment of goodwill and purchased intangible assets and restructuring charges. Excluding these charges, our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all of such earnings because we plan to reinvest some of those earnings indefinitely outside the United States.

        In the three and nine months ended July 31, 2012, we recorded discrete items with a net tax benefit of $670 million and $744 million, respectively, decreasing the effective tax rate. These amounts included net tax benefits of $564 million and $614 million from restructuring and acquisition charges recorded for the three and nine months ended July 31, 2012, respectively. Also included in the three and nine months ended July 31, 2012 was an $823 million discrete income tax charge to record U.S. valuation allowances on certain deferred tax assets related to the Services segment. The enterprise services business within the Services segment files a U.S. tax return separate from HP. As a result of the 2012 restructuring plan costs accompanied by market conditions and business trends, we recognized a valuation allowance for the net deferred tax assets of the enterprise services U.S. business. In addition, we recorded $827 million of income tax benefits that were recognized from reversals of deferred income tax liabilities attributed to temporary basis differences related to certain foreign subsidiaries that were reduced by the impairment charges for goodwill and purchased intangible assets. There were also other miscellaneous discrete tax benefits in the three and nine months ended July 31, 2012 of $102 million and $126 million, respectively.

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

Personal Systems Group

	Three months ended July 31
	2012	2011	% Decrease
	In millions
Net revenue	$8,620	$9,592	(10.1)%
Earnings from operations	$409	$567	(27.9)%
Earnings from operations as a % of net revenue	4.7%	5.9%

	Nine months ended July 31
	2012	2011	% Decrease
	In millions
Net revenue	$26,945	$29,456	(8.5)%
Earnings from operations	$1,397	$1,772	(21.2)%
Earnings from operations as a % of net revenue	5.2%	6.0%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2012	Nine months ended July, 31, 2012
	Percentage Points
Notebook PCs	(6.9)	(5.7)
Desktop PCs	(3.0)	(2.7)
Workstations	(0.2)	(0.1)
Other	—	—

Total PSG	(10.1)	(8.5)

        PSG revenue decreased 10.1% (7.8% when adjusted for currency) and 8.5% (8.2% when adjusted for currency) for the three and nine months ended July 31, 2012, respectively. The revenue decrease for both the three and nine months ended July 31, 2012 was due to a decline in unit volumes and revenues in both the commercial and consumer PC markets due to soft demand. Average selling prices ("ASPs") decreased by 1% for the three months ended July 31, 2012 due to a competitive pricing environment, the effect of which was offset by a favorable mix of commercial products. For the nine months ended July 31, 2012, ASPs increased by 2% due primarily to a favorable mix of commercial products. Net revenue for consumer clients decreased 12% and 14% and commercial client revenue decreased 9% and 4% for the three and nine months ended July 31, 2012, respectively. Net revenue for Notebook PCs decreased 13% and 10% while net revenue for Desktop PCs decreased 8% and 7% for the three and nine months ended July 31, 2012, respectively. For the three and nine months ended July 31, 2012, Workstations revenue decreased 4% and 2%, respectively.

        PSG earnings from operations as a percentage of net revenue decreased 1.2 and 0.8 percentage points for the three and nine months ended July 31, 2012, respectively. The decrease for both periods was driven by a decrease in gross margin due primarily to higher component costs combined with an unfavorable currency impact, the effect of which was partially offset by favorable warranty and logistics costs. In addition, operating expenses as a percentage of net revenue increased due primarily to revenue declines and increased investments in research and development and marketing.

Services

	Three months ended July 31
	2012	2011	% Decrease
	In millions
Net revenue	$8,754	$9,030	(3.1)%
Earnings from operations	$959	$1,240	(22.7)%
Earnings from operations as a % of net revenue	11.0%	13.7%

	Nine months ended July 31
	2012	2011	% Decrease
	In millions
Net revenue	$26,211	$26,475	(1.0)%
Earnings from operations	$2,861	$3,993	(28.3)%
Earnings from operations as a % of net revenue	10.9%	15.1%

        The components of the weighted net revenue increase by business unit were as follows:

	Three months ended July 31, 2012	Nine months ended July 31, 2012
	Percentage Points
Infrastructure Technology Outsourcing ("ITO")	(2.6)	(1.1)
Technology Services ("TS")	(0.4)	0.1
Application and Business Services ("ABS")	(0.1)	—

Total Services	(3.1)	(1.0)

        Services net revenue decreased 3.1% (increased 1.0% when adjusted for currency) and 1.0% (increased 0.4% when adjusted for currency) for the three and nine months ended July 31, 2012, respectively. ITO net revenue decreased by 6% and 3% for the three and nine months ended July 31, 2012, respectively. Contractual rate declines on ongoing contracts, increased deal selectivity designed to meet threshold margins and strategic fit, and an unfavorable currency impact contributed to the decrease in revenues for both the periods. TS net revenue decreased by 1% and remained flat for the three and nine months ended July 31, 2012, respectively. The decrease for the three months ended July 31, 2012 was due primarily to revenue declines in our support business driven by an unfavorable currency impact, the effect of which was partially offset by growth in our consulting business. ABS net revenue remained flat for both the three and nine months ended July 31, 2012, respectively. An increase in sales of cloud and information management and analytics offerings were offset by a reduction in contract renewals as well as unfavorable currency impacts.

        Services earnings from operations as a percentage of net revenue for the three and nine months ended July 31, 2012 decreased by 2.7 percentage points and 4.2 percentage points, respectively. Operating margin decreased for both periods due primarily to contractual rate declines on ongoing contracts, a lower resource utilization rate and additional costs associated with certain contract deliverable delays. The decrease in operating margin was partially offset by a continued focus on operating improvements and cost initiatives that favorably impacted the cost structure of both our enterprise services and technology services businesses.

Imaging and Printing Group

	Three months ended July 31
	2012	2011	% Increase (Decrease)
	In millions
Net revenue	$6,017	$6,183	(2.7)%
Earnings from operations	$949	$879	8.0%
Earnings from operations as a % of net revenue	15.8%	14.2%

	Nine months ended July 31
	2012	2011	% Decrease
	In millions
Net revenue	$18,407	$19,757	(6.8)%
Earnings from operations	$2,518	$3,134	(19.7)%
Earnings from operations as a % of net revenue	13.7%	15.9%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2012	Nine months ended July 31, 2012
	Percentage Points
Commercial Hardware	0.9	(0.4)
Consumer Hardware	(1.4)	(1.5)
Supplies	(2.2)	(4.9)

Total IPG	(2.7)	(6.8)

        IPG net revenue decreased 2.7% (2.1% when adjusted for currency) and 6.8% (6.7% when adjusted for currency) for the three and nine months ended July 31, 2012, respectively, driven by broad-based consumer weakness in all regions. Commercial Hardware net revenue increased 4% for the three months ended July 31, 2012 due primarily to unit volume growth in All-in-One laser and large format printers. For the nine months ended July 31, 2012, net revenue for Commercial Hardware decreased 2% due primarily to soft demand resulting in volume declines in LaserJet printers. These effects were partially offset by net revenue growth in the graphics and managed print services businesses. Net revenue for Consumer Hardware decreased 13% and 14% for the three and nine months ended July 31, 2012, respectively, driven primarily by a continued softness in consumer spending. Volume reductions were partially offset by mix shift to higher value inkjet units along with higher average revenue per unit increases. Net revenue for Supplies decreased 3% and 7% for the three and nine months ended July 31, 2012, respectively, due to soft demand in all regions. These effects were partially offset by growth in LaserJet and large format printing supplies.

        IPG earnings from operations as a percentage of net revenue increased 1.6 percentage points and decreased 2.2 percentage points for the three and nine months ended July 31, 2012, respectively. The operating margin increase for the three months ended July 31, 2012 was due primarily to an increase in gross margin driven by rate improvements in toner supplies and in inkjet and LaserJet printers, as well as recovery from the effects of the March 2011 earthquake and tsunami in Japan. Additionally, a mix shift to higher-end inkjet printers also contributed to the margin improvements. These effects were partially offset by a mix shift away from ink supplies. Gross margin declined for the nine months ended July 31, 2012 due to an unfavorable currency impact driven by the strength of the Japanese yen and from lower ink supplies volume as a result of soft demand in all regions. Operating expenses as a percentage of revenue increased for the three months ended July 31, 2012 due to revenue declines and increased marketing expenses, the effects of which were partially offset by reduced field selling costs. For the nine months ended July 31, 2012, operating expenses as a percentage of net revenue increased due to revenue declines and continued investments in research and development, the effects of which were partially offset by decreased field selling costs and marketing and administrative expenses.

Enterprise Servers, Storage and Networking

	Three months ended July 31
	2012	2011	% Decrease
	In millions
Net revenue	$5,143	$5,348	(3.8)%
Earnings from operations	$562	$690	(18.6)%
Earnings from operations as a % of net revenue	10.9%	12.9%

	Nine months ended July 31
	2012	2011	% Decrease
	In millions
Net revenue	$15,372	$16,463	(6.6)%
Earnings from operations	$1,709	$2,280	(25.0)%
Earnings from operations as a % of net revenue	11.1%	13.8%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2012	Nine months ended July 31, 2012
	Percentage Points
Industry Standard Servers ("ISS")	(2.2)	(4.2)
Business Critical Systems ("BCS")	(1.4)	(2.1)
Storage	(0.9)	(0.6)
Networking	0.7	0.3

Total ESSN	(3.8)	(6.6)

        ESSN net revenue decreased 3.8% (1.9% when adjusted for currency) and 6.6% (6.5% when adjusted for currency) for the three and nine months ended July 31, 2012, respectively, due primarily to revenue decreases in ISS, BCS and Storage. ISS net revenue decreased by 3% and 7% in the three and nine months ended July 31, 2012, respectively, driven primarily by competitive pricing pressures in a weak demand market environment. These effects were partially offset by strong demand for public and private cloud offerings. BCS net revenue decreased by 16% and 22% in the three and nine months ended July 31, 2012, respectively, mainly as a result of lower demand following a March 2011 announcement by an alliance partner that it planned to cease software support for our Itanium-based servers. Storage net revenue decreased by 5% and 3% in the three and nine months ended July 31, 2012, respectively, due primarily to revenue declines in storage networking and tape products, the effect of which was partially offset by strong growth in 3PAR products and StoreOnce data deduplication solutions. Networking net revenue increased by 6% and 3% for the three and nine months ended July 31, 2012, respectively, due to higher market demand for our core data center products, the effect of which was partially offset by competitive pricing pressures and the divestiture of our video surveillance business.

        ESSN earnings from operations as a percentage of net revenue decreased by 2.0 percentage points and 2.7 percentage points for the three and nine months ended July 31, 2012, respectively. The decrease in earnings from operations as a percentage of net revenue for three months ended July 31, 2012 was a result of a decrease in gross margin that was partially offset by a decrease in operating expenses as a percentage of net revenue. The decrease in earnings from operations as a percentage of net revenue for the nine months ended July 31, 2012 was a result of a decrease in gross margin coupled with an increase in operating expenses as a percentage of net revenue. For both the periods, gross margins decreased due primarily to competitive pricing pressures and an unfavorable product mix. The decrease in operating expenses as a percentage of net revenue for the three months ended July 31, 2012 was driven by lower field selling and marketing costs, the effect of which was partially offset by higher research and development costs. The increase in operating expenses as a percentage of net revenue for the nine months ended July 31, 2012 was driven by a increase in research and development costs and field selling costs the effect of which was partially offset by lower administrative costs.

Software

	Three months ended July 31
	2012	2011	% Increase
	In millions
Net revenue	$973	$822	18.4%
Earnings from operations	$175	$160	9.4%
Earnings from operations as a % of net revenue	18.0%	19.5%

	Nine months ended July 31
	2012	2011	% Increase
	In millions
Net revenue	$2,889	$2,344	23.3%
Earnings from operations	$509	$438	16.2%
Earnings from operations as a % of net revenue	17.6%	18.7%

        Software net revenue increased 18.4% (21.0% when adjusted for currency) and 23.3% (23.7% when adjusted for currency) for the three and nine months ended July 31, 2012, respectively. The net revenue increase for both periods was due to revenues from acquired companies, primarily Autonomy. For the three months ended July 31, 2012, net revenue from services, support and licenses increased by 65%, 16% and 2%, respectively. For the nine months ended July 31, 2012, net revenue from services, support and licenses increased by 81%, 18% and 7%, respectively.

        For the three and nine months ended July 31, 2012, Software earnings from operations as a percentage of net revenue decreased by 1.5 percentage points and 1.1 percentage points, respectively. The operating margin decrease for both periods was due primarily to a lower mix of license revenue, higher deferred revenue write-downs and integration costs associated with the Autonomy acquisition, the effects of which were partially offset by rate increases in hosted license services and lower deferred revenue write-downs associated with our fiscal 2010 acquisitions than in the prior-year periods.

HP Financial Services

	Three months ended July 31
	2012	2011	% Increase
	In millions
Net revenue	$935	$932	0.3%
Earnings from operations	$97	$88	10.2%
Earnings from operations as a % of net revenue	10.4%	9.4%

	Nine months ended July 31
	2012	2011	% Increase
	In millions
Net revenue	$2,853	$2,644	7.9%
Earnings from operations	$284	$250	13.6%
Earnings from operations as a % of net revenue	10.0%	9.5%

        For the three and nine months ended July 31, 2012, HPFS net revenue increased by 0.3% and 7.9%, respectively. The net revenue increase for both periods was due primarily to higher end-of-lease revenue from residual expirations in line with portfolio growth and higher buyout activity, the effect of which was partially offset by unfavorable currency movements. In addition, for the nine months ended July 31, 2012, portfolio growth as a result of higher customer demand contributed to the increase in net revenue.

        For the three and nine months ended July 31, 2012, earnings from operations as a percentage of net revenue increased 1.0 percentage points and 0.5 percentage points, respectively. The increases were due primarily to an increase in gross margin, the effect of which was partially offset by an increase in operating expenses resulting from lower capitalization of initial direct costs. The increase in gross margin for both periods was due primarily to lower bad debt expense, the effect of which was partially offset by lower margins on end-of-term activities, including lease extensions, remarketing sales and buyouts.

Financing Originations

	Three months ended July 31		Nine months ended July 31
	2012	2011	2012	2011
	In millions
Total financing originations	$1,639	$1,672	$4,903	$4,862

        New financing originations, which represent the amount of financing provided to customers for equipment and related software and services and include intercompany activity, decreased 2.0% and increased 0.8% for the three and nine months ended July 31, 2012, respectively. The decrease for the three months ended July 31, 2012 was driven by an unfavorable currency impact, the effect of which was partially offset by higher financing associated with HP product sales and services offerings resulting from improved integration and engagement with HP's sales efforts. The increase for the nine months ended July 31, 2012 was driven by higher financing associated with HP product sales and services offerings, the effect of which was partially offset by an unfavorable currency impact.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	July 31, 2012	October 31, 2011
	In millions
Portfolio assets(1)	$12,700	$12,699

Allowance for doubtful accounts(2)	145	130
Operating lease equipment reserve	86	84

Total reserves	231	214

Net portfolio assets	$12,469	$12,485

Reserve coverage	1.8%	1.7%
Debt to equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of approximately $7.3 billion at both July 31, 2012 and October 31, 2011 and net equipment under operating leases of $2.4 billion and $2.7 billion at July 31, 2012 and October 31, 2011, respectively, as disclosed in Note 9 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $0.9 billion at July 31, 2012 and $1.0 billion at October 31, 2011, and intercompany leases of approximately $2.1 billion at July 31, 2012 and $1.7 billion at October 31, 2011, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Net portfolio assets at July 31, 2012 remained flat from October 31, 2011. The higher level of new financing originations during the first nine months of fiscal 2012 was offset by an unfavorable currency impact. The overall percentage of portfolio asset reserves increased as a percentage of the portfolio assets.

        For the three and nine months ended July 31, 2012, HPFS recorded net bad debt expenses of $14 million and $46 million, respectively. For the comparable periods of fiscal 2011, net bad debt expenses were $17 million and $47 million, respectively.

Corporate Investments

	Three months ended July 31
	2012	2011	% Decrease
	In millions
Net revenue	$19	$235	(91.9)%
Loss from operations	$(58)	$(334)	(82.6)%
Loss from operations as a % of net revenue	(305.3)%	(142.1)%

	Nine months ended July 31
	2012	2011	% Decrease
	In millions
Net revenue	$95	$339	(72.0)%
Loss from operations	$(155)	$(711)	(78.2)%
Loss from operations as a % of net revenue	(163.2)%	(209.7)%

        Net revenue in Corporate Investments relates primarily to business intelligence solutions, the former webOS device business and licensing of HP technology to third parties. The revenue decrease in Corporate Investments for the three and nine months ended July 31, 2012 was a result of lower sales due to the wind-down of the webOS device business announced in August 2011.

        Corporate Investments reported a lower loss from operations for the three and nine months ended July 31, 2012 due primarily to the discontinuation of sales of webOS devices, which had lower gross margins, as a result of the wind-down of the webOS devices business beginning in the fourth quarter of fiscal 2011. The loss from operations in Corporate Investments for both the periods was also due to expenses carried in the segment associated with corporate strategy, global alliances and HP Labs.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Nine months ended July 31
	2012	2011
	In millions
Net cash provided by operating activities	$6,512	$10,239
Net cash used in investing activities	(2,843)	(2,493)
Net cash used in financing activities	(2,203)	(5,722)

Net increase in cash and cash equivalents	$1,466	$2,024

Operating Activities

        Compared to the corresponding period in 2011, net cash provided by operating activities decreased by approximately $3.7 billion for the nine months ended July 31, 2012. The decrease was due primarily to lower net earnings and higher utilization of cash resources for payment of operating liabilities such as accounts payable and other current liabilities, the impact of which was partially offset by higher cash generated from collections of accounts and financing receivables and lower investment in inventory.

        Our key working capital metrics are as follows:

	Three months ended July 31
	2012	2011
Days of sales outstanding in accounts receivable	48	52
Days of supply in inventory	29	28
Days of purchases outstanding in accounts payable	(50)	(54)

Cash conversion cycle	27	26

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

        The decrease in DSO was due primarily to revenue linearity, improved collections including usage of factoring, and the strengthening of the U.S. dollar. The increase in DOS was due primarily to strategic purchases of certain components, the effect of which was partially offset by the timing of our shipments in our consumer hardware businesses. The decrease in DPO was due primarily to purchasing linearity during the quarter. These changes contributed to the increase in the cash conversion cycle for the three months ended July 31, 2012.

Investing Activities

        Compared to the corresponding period in fiscal 2011, net cash used in investing activities increased by approximately $0.4 billion for the nine months ended July 31, 2012 due primarily to higher net investments in available-for-sale securities.

Financing Activities

        Compared to the corresponding period in fiscal 2011, net cash used in financing activities decreased by approximately $3.5 billion for the nine months ended July 31, 2012. The decrease was due primarily to a reduction in payments made for the repurchase of common stock, the impact of which was partially offset by lower net proceeds from the issuance of U.S. Dollar Global Notes and higher net repayments of commercial paper.

        For more information on our share repurchase programs, see Note 13 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

CAPITAL RESOURCES

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital, and targeted capital structure. Outstanding borrowings decreased to $29.7 billion as of July 31, 2012 as compared to $30.6 billion at October 31, 2011, bearing weighted-average interest rates of 2.9% and 2.4%, respectively. During the first nine months of fiscal 2012, we issued $8.7 billion and repaid $11.3 billion of commercial paper. We also issued $5.0 billion in U.S. Dollar Global Notes under the 2009 Shelf Registration Statement and repaid $3.0 billion in U.S Dollar Global Notes.

        During the next four fiscal quarters, $4.3 billion of U.S. Dollar Global Notes will mature. We expect to use a combination of cash from operations and our available borrowing resources to repay those maturing Global Notes. For more information on our borrowings, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

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

Available Borrowing Resources

        At July 31, 2012, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At July 31, 2012
In millions
2012 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	$15,900
Uncommitted lines of credit(1)	$1,500
Revolving trade receivables-based facilities(2)	$1,015

(1)
For more information on our available borrowing resources, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

(2)
For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by three independent rating agencies and is based upon publicly available information as well as information obtained through our ongoing discussions with them. Standard & Poor's Ratings Services downgraded our short-term and long-term ratings on November 30, 2011, Fitch Ratings Services downgraded our long-term ratings on December 2, 2011 and Moody's Investors Service downgraded our short-term and long-term ratings on January 20, 2012. Accordingly, our ratings as of July 31, 2012 were:

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

CONTRACTUAL AND OTHER OBLIGATIONS

Income Tax Obligations

        At July 31, 2012, we had approximately $2.3 billion of recorded liabilities and related interest and penalties pertaining to uncertainty in income tax positions, which will be partially offset by $462 million of deferred tax assets and interest receivables. These liabilities and related interest and penalties include $72 million expected to be paid within the next four fiscal quarters. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. See Note 12 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference, for additional information on taxes.

Restructuring Funding Commitments

        As a result of all our approved restructuring plans, we expect future cash expenditures of approximately $3.0 billion. We expect to make cash payments of approximately $0.4 billion in fiscal 2012 with remaining cash payments through fiscal 2016. In addition to these cash expenditures, we expect to fund approximately $833 million of the enhanced early retirement program ("EER") announced in May 2012 through use of our U.S. pension plan assets. In fiscal 2012, we do not expect to increase the funding of our U.S. pension plans because of the use of the plan assets to fund the EER program, and funding for future years will depend upon several factors, including our return on assets, our discount rate and the actual withdrawals from the plan assets. See Note 6 and Note 14 to the Consolidated Condensed Financial Statements in Item 1, which are incorporated herein by reference, for additional information on our restructuring plans and pension activities, respectively. We expect to use a combination of cash from operations and our available borrowing resources to meet our near-term funding commitments.

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

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2012, we are not involved in any material unconsolidated SPEs.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on both a non-recourse and partial-recourse basis. The total aggregate capacity of the facilities was $1.6 billion as of July 31, 2012. For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

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

        In May 2012, we announced a company-wide restructuring expected to be implemented through the end of fiscal 2014. The restructuring plan includes both a voluntary early retirement program for eligible U.S. employees and non-voluntary workforce reductions and is expected to result in 29,000 employees exiting the company by the end of that period. We also implemented a multi-year restructuring plan in the third quarter of fiscal 2010 relating to our enterprise services business. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, decreases in employee morale and the failure to meet operational targets due to the loss of employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

        Companies with whom we have alliances in some areas may be competitors in other areas. For example, in the second quarter of fiscal 2011, an alliance partner that also markets a line of competing servers announced that it intended to cease software development for our Itanium-based servers, which has resulted in orders for our servers being canceled or delayed. If that decision is not reversed or if another solution is not successfully implemented, there would be reduced demand for our Itanium-based servers over the longer term. While we have obtained a court ruling finding that the alliance partner has an obligation to continue developing software for our Itanium-based servers, we may continue to experience reduced demand. In addition, companies with whom we have alliances also may acquire or form alliances with our competitors, thereby reducing their business with us. Any inability to effectively manage these complicated relationships with alliance partners could have an adverse effect on our results of operations.

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

        In the course of conducting our business, we must adequately address quality issues associated with our products, services and solutions, including defects in our engineering, design and manufacturing processes and unsatisfactory performance under service contracts, as well as defects in third party components included in our products and unsatisfactory performance by third-party contractors. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to determine appropriate solutions. However, the products, and services and solutions that we offer are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errata, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch") to address quality issues with our products, we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Addressing quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. If new or existing customers have difficulty operating our products or are dissatisfied with our services or solutions, our operating margins could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect our operating results.

Economic weakness and uncertainty could adversely affect our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on worldwide economic conditions and the demand for technology hardware, software and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and in increased difficulty in managing inventory levels. For example, in recent periods we have experienced macroeconomic challenges across many geographic regions, particularly in the United States and Western Europe, broad-based weakness in consumer demand, decelerating growth in China and the impact of the continuing uncertainties associated with the debt crisis in certain countries in the European Union. In addition, sustained uncertainty about current global economic conditions may adversely affect demand for our products, services and solutions. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenue, gross margin and expenses.

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

        Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Poor financial performance of asset markets could lead to increased pension and post-retirement benefit expenses. For example, due to weak asset performance combined with lower interest rates and the adverse effects of fluctuating currency exchange rates, we may incur much higher pension and post-retirement benefit expenses in our 2013 fiscal year compared to our 2012 fiscal year. Other income and expense could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, hedging expenses and the fair value of derivative instruments. Economic downturns also may lead to restructuring actions and associated expenses.

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

  •
  Shortages.  Occasionally we may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. For example, our PC business relies heavily upon Outsourced Manufacturers ("OMs") to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. HP represents a substantial portion of the business of some of these OMs, and any changes to the nature or volume of business transacted by HP with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of these components may increase, and we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

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

        Managing business combination and investment transactions requires varying levels of management resources, which may divert our attention from other business operations. These business combination and investment transactions also have resulted, and in the future may result, in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. For example, as discussed in Note 5 to the Consolidated Condensed Financial Statements, in our third fiscal quarter of 2012, we recorded an $8.0 billion impairment charge relating to the goodwill associated with our enterprise services reporting unit within our Services segment and a $1.2 billion impairment charge as a result of an asset impairment analysis of the "Compaq" trade name acquired in 2002. In addition, if there are further changes in our stock price or significant changes in the business climate or operating results of our reporting units, we may incur additional goodwill impairment charges, particularly in our Software segment where the excess of fair value over carrying value for goodwill is lower than that of our other reporting units. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders. We may also borrow to finance acquisitions, and the amount and terms of any potential future acquisition-related or other borrowings, as well as other factors, could affect our liquidity and financial condition. In addition, HP's effective tax rate on an ongoing basis is uncertain, and business combination and investment transactions could adversely impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a business combination and investment transaction and the risk that an announced business combination and investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1
(May 2012)	10,322	$23.09	10,322	$9,427,280
Month #2
(June 2012)	3,520	$21.85	3,520	$9,350,353
Month #3
(July 2012)	2,611	$19.14	2,611	$9,300,373

Total	16,453	$22.20	16,453

        HP repurchased shares in the third quarter of fiscal 2012 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the third quarter of fiscal 2012 were purchased in open market transactions. As of July 31, 2012, HP had remaining authorization of $9.3 billion for future share repurchases.

Item 6.    Exhibits.

        The Exhibit Index beginning on page 98 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: September 7, 2012

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated Bylaws effective March 21, 2012.	8-K	001-04423	3.1	March 23, 2012
4(a)	Senior Indenture between HP and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, 5.25% Global Note due March 1, 2012 and 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(i)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009
4(j)	Form of Registrant's Floating Rate Global Note due May 27, 2011, 2.25% Global Note due May 27, 2011 and 2.95% Global Note due August 15, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	May 28, 2009
4(k)
	Form of Registrant's Floating Rate Global Note due September 13, 2012, 1.250% Global Note due September 13, 2013 and 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	September 13, 2010
4(l)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010
4(m)
	Form of Registrant's Floating Rate Global Note due May 24, 2013, Floating Rate Global Note due May 30, 2014, 1.550% Global Note due May 30, 2014, 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	June 1, 2011
4(n)
	Form of Registrant's Floating Rate Global Note due September 19, 2014, 2.350% Global Note due March 15, 2015, 3.000% Global Note due September 15, 2016, 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	September 19, 2011

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(o)	Form of Registrant's 2.625% Global Note due December 9, 2014, 3.300% Global Note due December 9, 2016, 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	December 12, 2011
4(p)	Form of Registrant's 2.600% Global Note due September 15, 2017 and 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	March 12, 2012
4(q)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(g)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(h)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(i)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(j)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(l)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(m)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(n)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(o)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(p)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(q)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(r)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(s)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(t)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(u)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(v)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(w)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(y)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(z)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(a)(a)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(d)(d)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(e)(e)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(f)(f)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(g)(g)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(h)(h)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(i)(i)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(j)(j)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(x)(x)	December 18, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)(k)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(l)(l)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(m)(m)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(n)(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)(o)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(p)(p)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(q)(q)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(r)(r)	Employment Agreement, dated September 29, 2010, between the Registrant and Léo Apotheker.*	8-K	001-04423	10.1	October 1, 2010
10(s)(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(f)(f)(f)	December 15, 2010
10(t)(t)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(g)(g)(g)	December 15, 2010
10(u)(u)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(h)(h)(h)	December 15, 2010
10(v)(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(w)(w)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)(x)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(y)(y)	Letter Agreement, dated December 15, 2010, between the Registrant and Catherine A. Lesjak.*	10-K	001-04423	10(l)(l)(l)	December 15, 2010
10(z)(z)	Letter Agreement, dated September 29, 2010, between the Registrant and Michael J. Holston.*	10-Q	001-04423	10(m)(m)(m)	June 8, 2011
10(a)(a)(a)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*	10-Q	001-04423	10(o)(o)(o)	September 9, 2011
10(b)(b)(b)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(p)(p)(p)	September 9, 2011
10(c)(c)(c)	Separation and General Release Agreement, dated September 28, 2011, between the Registrant and Léo Apotheker.*	8-K	001-04423	10.1	September 29, 2011
10(d)(d)(d)	Employment offer letter, dated September 27, 2011, between the Registrant and Margaret C. Whitman.*	8-K	001-04423	10.2	September 29, 2011
10(e)(e)(e)	Letter Agreement, dated November 17, 2011, among the Registrant, Relational Investors LLC and the other parties named therein.*	8-K	001-04423	99.1	November 17, 2011
10(f)(f)(f)	Seventh Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(e)(e)(e)	December 14, 2011
10(g)(g)(g)	Registrant's Severance Plan for Executive Officers, as amended and restated.*	10-K	001-04423	10(f)(f)(f)	December 14, 2011
10(h)(h)(h)	Aircraft Time Sharing Agreement, dated March 16, 2012, between the Registrant and Margaret C. Whitman.*	10-Q	001-04423	10(h)(h)(h)	June 8, 2012

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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