Form 10-K
period 2012-10-31
HEWLETT PACKARD CO
filed 2012-12-27
CIK 47217

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data.
ITEM 15. Exhibits and Financial Statement Schedules.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates was $48,466,819,000 based on the last sale price of common stock on April 30, 2012.

          The number of shares of HP common stock outstanding as of November 30, 2012 was 1,948,148,051 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2012 are incorporated by reference into Part III of this Report.	III

Hewlett-Packard Company

Form 10-K

For the Fiscal Year Ended October 31, 2012

Forward-Looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, benefit obligations, share repurchases, currency exchange rates other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans and any resulting cost savings or revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic and geopolitical trends and events; the competitive pressures faced by HP's businesses; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers and partners; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; integration and other risks associated with business combination and investment transactions; the hiring and retention of key employees; assumptions related to pension and other post-retirement costs and retirement programs; the execution, timing and results of restructuring plans, including estimates and assumptions related to the cost and the anticipated benefits of implementing those plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of this report, and that are otherwise described or updated from time to time in HP's Securities and Exchange Commission reports. HP assumes no obligation and does not intend to update these forward-looking statements.

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

  •
  imaging and printing-related products and services; and

  •
  enterprise information technology infrastructure, including enterprise server and storage technology, networking products and solutions, information technology ("IT") management software, information management solutions and security intelligence/risk management solutions.

        HP was incorporated in 1947 under the laws of the State of California as the successor to a partnership founded in 1939 by William R. Hewlett and David Packard. Effective in May 1998, we changed our state of incorporation from California to Delaware.

HP Products and Services; Segment Information

        Our operations are organized into seven business segments: Personal Systems (formerly known as the Personal Systems Group or "PSG"); Printing (formerly known as the Imaging and Printing Group or "IPG"); Services; Enterprise Servers, Storage and Networking ("ESSN"); Software; HP Financial Services ("HPFS"); and Corporate Investments. In each of the past three fiscal years, notebooks, desktops, printing supplies and infrastructure technology outsourcing services each accounted for more than 10% of our consolidated net revenue. In fiscal 2012 and 2011, industry standard servers also accounted for more than 10% of our consolidated net revenue.

        As part of a realignment of the structure of our business in fiscal 2012, we have structured the Personal Systems segment and the Printing segment beneath a newly formed Printing and Personal Systems Group ("PPS"). While PPS is not a financial reporting segment, we sometimes provide financial data aggregating the segments within it in order to provide a supplementary view of our business.

        A summary of our net revenue, earnings from operations and assets for our segments and business units is found in Note 19 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Risk Factors" in Item 1A, which is incorporated herein by reference.

Printing and Personal Systems Group

        The mission of PPS is to leverage the respective strengths of the Personal Systems business and the Printing business in creating a single, unified business that is customer-focused and poised to capitalize on rapidly shifting industry trends. Each of the business segments within PPS is described in detail below.

Personal Systems

        Personal Systems provides commercial personal computers ("PCs"), consumer PCs, workstations, calculators and other related accessories, software and services for the commercial and consumer markets. We group commercial notebooks, commercial desktops and workstations into commercial clients and consumer notebooks and consumer desktops into consumer clients when describing our performance in these markets. Like the broader PC market, Personal Systems continues to experience a shift toward mobile products such as notebooks. Both commercial and consumer PCs are based predominately on the Windows operating system and use Intel Corporation ("Intel") and Advanced Micro Devices, Inc. ("AMD") processors.

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

        Workstations.    Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics. Personal Systems provides workstations that run on both Windows and Linux-based operating systems.

Printing

        Printing provides consumer and commercial printer hardware, supplies, media and scanning devices. Printing is also focused on imaging solutions in the commercial markets. These solutions range from managed print services to capturing high-value pages in areas such as industrial applications, outdoor signage, and the graphic arts business.

        Inkjet and Web Solutions.    Inkjet and Web Solutions delivers HP's consumer and SMB inkjet solutions (hardware, supplies, media, web-connected hardware and services). It includes single-function and all-in-one inkjet printers targeted toward consumers and SMBs, as well as Snapfish and ePrintCenter.

        LaserJet and Enterprise Solutions.    LaserJet and Enterprise Solutions delivers products, services and solutions to the SMB and enterprise segments, including LaserJet printers and supplies, multi-function devices, scanners, web-connected hardware and services and enterprise software solutions, such as Exstream Software and Web Jetadmin.

        Managed Enterprise Solutions.    Managed Enterprise Solutions include managed print service products, support and solutions delivered to enterprise customers partnering with third-party software providers to offer workflow solutions in the enterprise environment.

        Graphics Solutions.    Graphics Solutions include large format printing (Designjet and Scitex) and supplies, Indigo digital presses and supplies, inkjet high-speed production solutions and supplies, specialty printing systems and graphics services. Graphic Solutions targets print service providers, architects, engineers, designers, photofinishers, and industrial solution providers.

Services

        Services provides consulting, outsourcing and technology services across infrastructure, applications and business process domains. Services delivers to its clients by leveraging investments in consulting and support professionals, infrastructure technology, applications, standardized methodologies and global supply and delivery. Our services businesses also create opportunities for us to sell additional hardware and software by offering solutions that encompass both products and services. Services is divided into three main business units: infrastructure technology outsourcing, technology services and application and business services.

        Infrastructure Technology Outsourcing.    Infrastructure Technology Outsourcing delivers comprehensive services that streamline and optimize our clients' infrastructure to efficiently enhance performance, reduce costs, mitigate risk and enable business change. These services encompass the data center, IT security, cloud-based computing, workplace technology, network, unified communications and enterprise service management. We also offer a set of managed services, providing a cross-section of our broader infrastructure services for smaller discrete engagements.

        Technology Services.    Technology Services provides technology consulting and support services for transforming IT and converging and supporting IT infrastructure. The technology consulting portfolio includes strategic IT advisory services, cloud consulting services, unified communications solutions, data center transformation services and education consulting services. In addition to warranty support across our product lines, support services includes HP Foundation Care, our portfolio of reactive hardware and software support services; HP Proactive Care, which includes advanced remote system-monitoring tools, continuous onsite rapid response and direct access to our technical experts and resources; HP Datacenter Care for flexible customer support for HP and multivendor systems; and Lifecycle Event services, which are event-based services offering our technology expertise and consulting for each phase of the technology life cycle. Our technology services offerings are available in the form of service contracts, pre-packaged offerings (HP Care Pack services) or on an individual basis.

        Application and Business Services.    Application and Business Services helps clients develop, revitalize and manage their applications and information assets. This full application life cycle approach encompasses application development, testing, modernization, system integration, maintenance and management for both packaged and custom-built applications. The Application and Business Services portfolio also includes intellectual property-based industry solutions, services and technologies to help clients better manage critical business processes. We also offer services for customer relationship management, finance and administration, human resources, payroll and document processing.

Enterprise Servers, Storage and Networking

        ESSN provides server, storage and networking products that fulfill a wide range of customer needs and market requirements. Our Converged Infrastructure portfolio of servers, storage and networking combined with our Cloud Service Automation software suite creates the HP CloudSystem. This integrated solution enables enterprise and service-provider clients to deliver infrastructure, platform and software-as-a-service in a private, public or hybrid cloud environment. By providing a broad portfolio of server, storage and networking solutions, ESSN aims to optimize the combined product solutions required by different customers and provide solutions for a wide range of operating environments, spanning both the enterprise and the SMB markets.

        Industry Standard Servers.    Industry Standard Servers offers primarily entry-level and mid-range ProLiant servers, which run primarily Windows, Linux and virtualization platforms from Microsoft, VMware, Inc. and other major vendors and leverage Intel and AMD x86 processors. The business spans a range of product lines that include pedestal-tower servers, density-optimized rack servers and our BladeSystem family of server blades. Industry Standard Servers also provides hyperscale solutions for large distributed computing companies who buy and deploy compute nodes at a massive scale.

        Business Critical Systems.    Business Critical Systems delivers our mission-critical Converged Infrastructure with a portfolio of HP Integrity servers based on the Intel Itanium processor that run the HP-UX and OpenVMS operating systems, as well as HP Integrity NonStop solutions. Our Integrity servers feature scalable blades built on a blade infrastructure with our unique Blade Link technology and the Superdome 2 server solution. Business Critical Systems also offers our scale-up x86 ProLiant servers for scalability of systems with more than four industry standard processors. In addition, we continue to support the HP9000 servers and HP AlphaServers by offering customers the opportunity to upgrade these legacy systems to current HP Integrity systems.

        Storage.    Our storage offerings include storage platforms for high-end, mid-range and small business environments. Our flagship product is the HP 3PAR StoreServ Storage Platform, which is designed for virtualization, cloud and IT-as-a-service. The Storage business has a broad range of products including storage area networks, network attached storage, storage management software and virtualization technologies, StoreOnce data deduplication solutions, tape drives and tape libraries. These offerings enable customers to optimize their existing storage systems, build new virtualization solutions and plan their transition to cloud computing.

        Networking.    Our switch, router and wireless LAN products deliver open, scalable, secure, agile and consistent solutions for the data center, campus and branch networks. Our networking solutions are based on our FlexNetwork architecture, which is designed to enable simplified server virtualization, unified communications and multi-media application delivery for the enterprise.

Software

        Software provides enterprise information management solutions for both structured and unstructured data, IT management software, and security intelligence/risk management solutions. Solutions are delivered in the form of traditional software licenses, software-as-a-service, hybrid or appliance deployment models. Augmented by support and professional services, our software solutions allow IT organizations to gain customer insight and optimize infrastructure, operations, application life cycles, application quality, security, IT services and business processes. In addition, these solutions help businesses proactively safeguard digital assets, comply with corporate and regulatory policies, and control internal and external security risks.

HP Financial Services

        HPFS supports and enhances our global product and service solutions, providing a broad range of value-added financial life cycle management services. HPFS enables our worldwide customers to acquire complete IT solutions, including hardware, software and services. HPFS offers leasing, financing, utility programs and asset recovery services, as well as financial asset management services for large global and enterprise customers. HPFS also provides an array of specialized financial services to SMBs and educational and governmental entities. HPFS offers innovative, customized and flexible alternatives to balance unique customer cash flow, technology obsolescence and capacity needs.

Corporate Investments

        Corporate Investments includes business intelligence solutions, HP Labs, the webOS business and certain business incubation projects. Business intelligence solutions enable businesses to standardize on consistent data management schemes, connect and share data across the enterprise and apply analytics.

Sales, Marketing and Distribution

        We manage our business and report our financial results based on the business segments described above. Our customers are organized by consumer and commercial customer groups, and purchases of HP products and services may be fulfilled directly by HP or indirectly through a variety of partners, including:

  •
  retailers that sell our products to the public through their own physical or Internet stores;

  •
  resellers that sell our products and services, frequently with their own value-added products or services, to targeted customer groups;

  •
  distribution partners that supply our solutions to smaller resellers;

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

        The mix of HP's business by channel or direct sales differs substantially by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing and distribution efforts accordingly. HP is focused on driving the depth and breadth of its coverage in addition to efficiencies and productivity gains in both its direct and indirect businesses. So, while each HP business segment manages the execution of its own go-to-market and distribution strategy, the business segments collaborate to ensure strategic and process alignment where appropriate.

        For large enterprise customers, HP typically assigns an account manager, generally from ESSN or Services, to manage the customer relationship across HP. The account manager is supported by a team of specialists with product and services expertise. For other customers and for consumers, PPS manages direct online sales as well as channel relationships with retailers, while also leading coordination across the businesses for relationships with commercial resellers targeting SMBs.

Manufacturing and Materials

        We utilize a significant number of outsourced manufacturers ("OMs") around the world to manufacture HP-designed products. The use of OMs is intended to generate cost efficiencies and reduce time to market for HP-designed products. We use multiple OMs to maintain flexibility in our supply chain and manufacturing processes. In some circumstances, third-party OEMs manufacture products that we purchase and resell under the HP brand. In addition to our use of OMs, we currently manufacture a limited number of finished products from components and subassemblies that we acquire from a wide range of vendors.

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

        A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 19 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Approximately 65% of our overall net revenue in fiscal 2012 came from outside the United States. The substantial majority of our net revenue originating outside the United States was from customers other than foreign governments.

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

Research and Development

        We are committed to innovation as a key element of HP's culture. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and desires and emerging technological trends. Our efforts also are focused on identifying the areas where we believe we can make a unique contribution and the areas where partnering with other leading technology companies will leverage our cost structure and maximize our customers' experiences.

        HP Labs, together with the various research and development groups within the five principal business segments, are responsible for our research and development efforts. HP Labs is part of our Corporate Investments segment.

        Expenditures for research and development were $3.4 billion in fiscal 2012, $3.3 billion in fiscal 2011 and $3.0 billion in fiscal 2010. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position.

        For a discussion of risks attendant to our research and development activities, see "Risk Factors—If we cannot successfully execute on our strategy and continue to develop, manufacture and market products, services and solutions that meet customer requirements for innovation and quality, our revenue and gross margin may suffer," in Item 1A, which is incorporated herein by reference.

Patents

        Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position. At October 31, 2012 and 2011, our worldwide patent portfolio included over 36,000 patents, which represented a slight decrease over the number of patents in our patent portfolio at the end of fiscal 2010.

        Patents generally have a term of twenty years from the time they are filed. As our patent portfolio has been built over time, the remaining terms on the individual patents vary. We believe that our patents and applications are important for maintaining the competitive differentiation of our products and services, enhancing our ability to access technology of third parties, and maximizing our return on research and development investments. No single patent is in itself essential to HP as a whole or to any of HP's business segments.

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

        On a revenue basis we are the largest company offering our range of personal computing and other access devices, consulting, outsourcing and technology services, imaging and printing-related products and services, and enterprise information technology infrastructure. We are the leader or among the leaders in each of our principal business segments.

        The competitive environments in which each segment operates are described below:

        Personal Systems.    The areas in which Personal Systems operates are intensely competitive and are characterized by price competition and inventory depreciation. Our primary competitors for the branded personal computers are Lenovo Group Limited, Dell Inc., Acer Inc., ASUSTeK

Computer Inc., Apple Inc. and Toshiba Corporation. In particular regions, we also experience competition from local companies and from generically-branded or "white box" manufacturers. Our competitive advantages include our broad product portfolio, our innovation and research and development capabilities, our brand and procurement leverage, our ability to cross-sell our portfolio of offerings, our extensive service and support offerings and the availability of our broad-based distribution of products from retail and commercial channels to direct sales.

        Printing.    The markets for printer hardware and associated supplies are highly competitive. Printing's key customer segments each face competitive pressure from the market, specific to pricing and the introduction of new products. Key competitors include Canon U.S.A., Inc., Lexmark International, Inc., Xerox Corporation, Seiko Epson Corporation, Samsung Electronics Co., Ltd. and Brother Industries, Ltd. In addition, independent suppliers offer refill and remanufactured alternatives for HP original inkjet and toner supplies, which are often available for lower prices and generally offer lower print quality and reliability. Other companies also have developed and marketed new compatible cartridges for HP's laser and inkjet products, particularly outside of the United States where intellectual property protection is inadequate or ineffective. Printing is focused on growth through innovation and growing high-usage unit share by expanding color printing in the office, growing long-term high-value recurring business, accelerating the transition from analog to digital printing in graphics, commercial and production environments, driving web and mobile content solutions through our installed base of web-connected ePrinters and growing cloud-based, document centric commercial solutions and services. Our competitive advantages include our comprehensive solutions for the home, the office and the publishing environments, our innovation and research and development capabilities, our brand and the availability of our broad-based distribution of products from retail and commercial channels to direct sales.

        Services.    Our services businesses, including HP Enterprise Services and Technology Services, compete in IT support services, consulting and integration, infrastructure technology outsourcing, business process outsourcing and application services. The IT support services and consulting and integration markets have been under significant pressure as our customers have reduced their IT budgets. However, this trend has benefited the outsourcing services business as customers drive toward lower IT management costs to enable more strategic investments. Our competitors include IBM Global Services, Computer Sciences Corporation, systems integration firms such as Accenture Ltd. and offshore companies such as Fujitsu Limited and India-based competitors Wipro Limited, Infosys Limited and Tata Consultancy Services Ltd. We also compete with other traditional hardware providers, such as Dell Inc., which are increasingly offering services to support their products. Many of our competitors are able to offer a wide range of global services, and some of our competitors enjoy significant brand recognition. Our services businesses team with many companies to offer services, and those arrangements allow us to extend our reach and augment our capabilities. Our competitive advantages include our deep technology expertise, such as multi-vendor environments, virtualization and automation, our strong track record of collaboration with clients and partners, and the combination of our expertise in infrastructure management with skilled global resources on platforms from SAP, Oracle and Microsoft, among others.

        Enterprise Servers, Storage and Networking.    The areas in which ESSN operates are intensely competitive and are characterized by rapid and ongoing technological innovation and price competition. Our competitors range from broad solution providers such as International Business Machines Corporation ("IBM") to more focused competitors such as EMC Corporation and NetApp, Inc. in storage, Cisco Systems, Inc. and Juniper Networks, Inc. in networking, and Dell Inc. in industry standard servers. We believe that our important competitive advantages in this segment include the six technology components of our converged infrastructure initiatives: IT systems, power and cooling, security, management, virtualization and automation. We believe that our competitive advantages also include our global reach and our significant intellectual property portfolio and research and development capabilities.

        Software.    The areas in which Software operates are fueled by rapidly changing customer requirements and technologies. We market enterprise IT management software in competition with IBM, CA, Inc., BMC Software, Inc. and others. Our information management solutions, including unstructured data analytics, information governance and digital marketing offerings, compete with products from companies like Adobe Systems Incorporated, IBM, EMC Corporation, Open Text Corporation, Oracle Corporation and Symantec Corporation. We also deliver enterprise security/risk intelligence solutions that compete with products from Symantec Corporation, IBM, Cisco Systems, Inc., and McAfee, Inc. As new delivery mechanisms such as software-as-a-service come on the scene, we are also confronting less traditional competitors. Our differentiation lies in the breadth and depth of our software and services portfolio and the scope of our market coverage.

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

        For a discussion of risks attendant to these environmental factors, see "Risk Factors—Unforeseen environmental costs could impact our future net earnings," in Item 1A, which is incorporated herein by reference.

Executive Officers:

R. Todd Bradley; age 54; Executive Vice President, Printing and Personal Systems Group

        Mr. Bradley has served as Executive Vice President of HP's Printing and Personal Systems Group since March 2012. Previously, Mr. Bradley served as Executive Vice President of HP's Personal Systems Group from June 2005 to March 2012.

David A. Donatelli; age 47; Executive Vice President and General Manager, Enterprise Group

        Mr. Donatelli has served as Executive Vice President and General Manager of HP's Enterprise Group since its formation in March 2012 after having served in the same role for HP's Enterprise Servers, Storage and Networking business since May 2009 and for HP's Technology Services business since June 2011. Previously, Mr. Donatelli served as President of the storage division of EMC Corporation, an information technology company, from September 2007 to April 2009.

Henry Gomez; age 49; Executive Vice President and Chief Communications Officer

        Mr. Gomez has served as Executive Vice President and Chief Communications Officer since January 2012. Previously, he ran HSG Communications, a consulting business that he founded in September 2008. He also served on the leadership team of Meg Whitman's gubernatorial campaign from 2008 to December 2010. For most of the previous decade, he worked at eBay in a variety of roles including Senior Vice President for Corporate Communications and President of Skype. Mr. Gomez also serves as a director of BJ's Restaurants, Inc.

John M. Hinshaw; age 42; Executive Vice President, Technology and Operations

        Mr. Hinshaw has served as Executive Vice President, Technology and Operations since November 2011. Previously, Mr. Hinshaw served as Vice President and General Manager of Information Solutions at The Boeing Company, an aerospace company, from January 2011 to October 2011 and as Global Chief Information Officer for Boeing from June 2007 to December 2010.

Martin J. Homlish; age 60; Executive Vice President and Chief Marketing Officer

        Mr. Homlish has served as Executive Vice President and Chief Marketing Officer since May 2011. Previously, he served as Executive Vice President and Chief Marketing Officer at SAP AG, a software company, from 2000 until April 2011.

Abdo George Kadifa; age 53; Executive Vice President, HP Software

        Mr. Kadifa has served as Executive Vice President of HP Software since May 2012. Previously, he served as a director of Silver Lake, a private equity firm, from June 2007 to May 2012.

Tracy S. Keogh; age 51; Executive Vice President, Human Resources

        Ms. Keogh has served as Executive Vice President, Human Resources since April 2011. Previously, Ms. Keogh served as Senior Vice President of Human Resources at Hewitt Associates, a provider of human resources consulting services, from May 2007 until March 2011.

Catherine A. Lesjak; age 53; Executive Vice President and Chief Financial Officer

        Ms. Lesjak has served as Executive Vice President and Chief Financial Officer since January 2007. Ms. Lesjak served as HP's interim Chief Executive Officer from August 2010 until November 2010.

Marc A. Levine; age 52; Senior Vice President, Controller and Principal Accounting Officer

        Mr. Levine has served as Senior Vice President, Controller and Principal Accounting Officer since March 2012. Previously, he served as Senior Vice President of Finance and Chief Operating Officer for HP's enterprise services business from April 2010 to March 2012. Prior to that, Mr. Levine served as Vice President of Finance for HP's Enterprise Business from December 2006 to March 2010.

John N. McMullen; age 54; Senior Vice President and Treasurer

        Mr. McMullen has served as Senior Vice President and Treasurer since March 2007. Mr. McMullen also serves as a director of Vocera Communications, Inc.

Michael G. Nefkens; age 43; Executive Vice President, Enterprise Services

        Mr. Nefkens has served as Executive Vice President, Enterprise Services, since December 2012. Previously, he served in that role in an acting capacity since August 2012. Prior to that, Mr. Nefkens served as Senior Vice President and General Manager of Enterprise Services in the EMEA region from November 2009 to August 2012, after having served in client-facing roles for some of Enterprise Services' largest clients since joining the business in 2001.

John F. Schultz; age 48; Executive Vice President, General Counsel and Secretary

        Mr. Schultz has served as Executive Vice President, General Counsel and Secretary since April 2012. Previously, he served as HP's Deputy General Counsel for Litigation, Investigations and Global Functions from September 2008 to April 2012. From March 2005 to September 2008, Mr. Schultz was a partner in the litigation practice at Morgan, Lewis & Bockius LLP, where, among other clients, he supported HP as external counsel on a variety of litigation and regulatory matters.

William L. Veghte; age 45; Chief Operating Officer

        Mr. Veghte has served as Chief Operating Officer since May 2012. Previously, Mr. Veghte served as Executive Vice President of HP Software from May 2010 to May 2012. Prior to joining HP, Mr. Veghte served as Senior Vice President of the Windows business group at Microsoft Corporation, a software company, from February 2008 until January 2010 after having served in various other positions at Microsoft since joining the company in 1990, including Vice President, North America from August 2004 to February 2008.

Margaret C. Whitman; age 56; President and Chief Executive Officer

        Ms. Whitman has served as President and Chief Executive Officer since September 2011. She has also served as a member of the Board of Directors of HP since January 2011. From March 2011 to September 2011, Ms. Whitman served as a part-time strategic advisor to Kleiner, Perkins, Caulfield & Byers, a private equity firm. Previously, Ms. Whitman served as President and Chief Executive Officer of eBay Inc., an online marketplace and payments company, from 1998 to March 2008. Ms. Whitman also serves as a director of The Procter & Gamble Company and Zipcar, Inc.

Employees

        We had approximately 331,800 employees worldwide as of October 31, 2012.

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

Hewlett-Packard Company
Attention: Investor Relations
3000 Hanover Street
Palo Alto, CA 94304
http://www.hp.com/investor/informationrequest

Additional Information

        Microsoft® and Windows® are U.S.-registered trademarks of Microsoft Corporation. Intel®, Itanium®, Intel Itanium® and Pentium® are trademarks of Intel Corporation in the United States and other countries.

ITEM 1A. Risk Factors.

        Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

If we are unsuccessful at addressing our business challenges, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.

        There are many challenges facing our business. Many of those challenges relate to structural and execution issues, including the following: we need to align our costs with our revenue trajectory; we need to address our underinvestment in R&D and in our internal IT systems in recent years, which has made us less competitive, effective and efficient; we need to implement the data gathering and reporting tools and systems needed to track and report on all key business performance metrics so as to most effectively manage a company of our size, scale and diversity; and we need to rebuild our business relationships with our channel partners. We are also facing dynamic market trends, such as the growth of mobility, the increasing demand for hyperscale computing infrastructure, the shift to software-as-a-service and the transition towards cloud computing, and we need to develop products and services that position us to win in a very competitive marketplace. Furthermore, we face a series of significant macroeconomic challenges, including broad-based weakness in consumer spending, weak demand in the SMB and enterprise sectors in Europe, and declining growth in some emerging markets, particularly China.

        We are working to address these challenges. During fiscal 2012, we implemented some leadership and organizational changes, including consolidating our personal computer and printing businesses under the same senior executive leadership, merging our global accounts sales organization into ESSN, and centralizing all of our marketing and communications activities. We also began implementing cost reduction initiatives, including the company-wide restructuring plan discussed below. In addition, we began making significant changes to our sales force to improve our go-to-market selling activities and reduce cost, and we renewed our focus on developing new products, services and solutions. We also began working to optimize our supply chain, reduce the number of stock keeping units (SKUs) and platforms, refine our real estate strategy, improve our business processes and implement consistent pricing and promotions. During fiscal 2013, we will be focused on working through the anticipated disruptions expected to accompany the changes made in fiscal 2012 and continuing to implement our cost reduction and operational initiatives. We may experience delays in the anticipated timing of activities related to these efforts and higher than expected or unanticipated costs in implementing them. In addition, we are vulnerable to increased risks associated with implementing these changes given our large portfolio of businesses, the broad range of geographic regions in which we and our customers and partners operate, and the number of acquisitions that we have completed in recent years. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

        In May 2012, we announced a company-wide restructuring plan expected to be implemented through the end of fiscal 2014. The restructuring plan includes both voluntary early retirement programs and non-voluntary workforce reductions and is expected to result in 29,000 employees exiting the company by the end of that period. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, decreases in employee morale and the failure to meet operational targets due to the loss of employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

        We have a large portfolio of businesses and must allocate resources across all of those businesses while competing with companies that have much smaller portfolios or specialize in one or more of these product lines. As a result, we may invest less in certain areas of our businesses than our competitors do, and these competitors may have greater financial, technical and marketing resources available to them than our businesses that compete against them. Industry consolidation also may affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we compete, and our competitors also may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers.

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

        We may have to continue lowering the prices of many of our products and services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin. The markets in which we do business are highly competitive, and we encounter aggressive price competition for all of our products and services from numerous companies globally. In addition, competitors in some of the markets in which we compete who have a greater presence in lower-cost jurisdictions may be able to offer lower prices than we are able to offer. Our results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.

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

        Our long-term strategy is focused on leveraging our portfolio of hardware, software and services as we adapt to a changing/hybrid model of IT delivery and consumption driven by the growing adoption of cloud computing and increased demand for integrated IT solutions. To successfully execute on this strategy, we need to continue to further evolve the focus of our organization towards the delivery of integrated IT solutions for our customers and to invest and expand into cloud computing, security, and information management and analytics. Any failure to successfully execute this strategy could adversely affect our operating results.

        The process of developing new high technology products, software services and solutions and enhancing existing hardware and software products, services and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. For example, as we transition to an environment characterized by cloud-based computing and software being delivered as a service, we must continue to successfully develop and deploy cloud-based solutions for our customers. We must make long-term investments, develop or obtain, and protect appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products, services and solutions. In addition, after we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so within a given product's life cycle or at all. Any delay in the development, production or marketing of a new product, service or solution could result in us not being among the first to market, which could further harm our competitive position.

        In the course of conducting our business, we must adequately address quality issues associated with our products, services and solutions, including defects in our engineering, design and manufacturing processes and unsatisfactory performance under service contracts, as well as defects in third-party components included in our products and unsatisfactory performance by third-party contractors. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to determine appropriate solutions. However, the products, services and solutions that we offer are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errata, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch") to address quality issues with our products, we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Addressing quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. If new or existing customers have difficulty operating our products or are dissatisfied with our services or solutions, our operating margins could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect our operating results.

Economic weakness and uncertainty could adversely affect our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on worldwide economic conditions and the demand for technology hardware, software and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and in increased difficulty in managing inventory levels. For example, in recent periods we have experienced macroeconomic challenges across many geographic regions, particularly in the United States and Western Europe, broad-based weakness in consumer demand, decelerating growth in China, the impact of the continuing uncertainties associated with the debt crisis in certain countries in the European Union and austerity measures being implemented or contemplated by various countries in the Europe, Middle East and Africa region. In addition, sustained uncertainty about current global economic conditions may adversely affect demand for our products, services and solutions. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenue, gross margin and expenses.

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

        Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Poor financial performance of asset markets combined with lower interest rates and the adverse effects of fluctuating currency exchange rates could lead to higher pension and post-retirement benefit expenses. Other income and expense could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, hedging expenses and the fair value of derivative instruments. Economic downturns also may lead to restructuring actions and associated expenses.

We depend on third-party suppliers, and our revenue and gross margin could suffer if we fail to manage suppliers properly.

        Our operations depend on our ability to anticipate our needs for components, products and services, as well as our suppliers' ability to deliver sufficient quantities of quality components, products and services at reasonable prices in time for us to meet critical schedules. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are located around the world, and the long lead times required to manufacture, assemble and deliver certain components and products, problems could arise in production, planning, and inventory management that could seriously harm us. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource intensive than expected. Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers, and risks related to our relationships with single source suppliers, as described below.

  •
  Shortages.  Occasionally we may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. For example, our PC business relies heavily upon OMs to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. HP represents a substantial portion of the business of some of these OMs, and any changes to the nature or volume of business transacted by HP with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of certain components may increase, and we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or services offerings, resulting in further costs and delays.

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

  •
  Contractual terms.  As a result of binding price or purchase commitments with vendors, we may be obligated to purchase components or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase components or services for prices in excess of the then-current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, and our gross margin could suffer. In addition, many of our competitors obtain products or components from the same OMs and suppliers that we utilize. Our competitors may obtain better pricing, more favorable contractual terms and conditions, and more favorable allocations of products and components during periods of limited supply, and our ability to engage in relationships with certain OMs and suppliers could be limited. The practice employed by our PC business of purchasing product components and transferring those components to its OMs may create large supplier receivables with the OMs that, depending on the financial condition of the OMs, may create collectibility risks. In addition, certain of our OMs and suppliers may decide in the future to discontinue conducting business with us. Any of these actions by our competitors, OMs or suppliers could adversely affect our future operating results and financial condition.

  •
  Contingent workers.  We also rely on third-party suppliers for the provision of contingent workers, and our failure to manage our use of such workers effectively could adversely affect our results of operations. We have been exposed to various legal claims relating to the status of contingent workers in the past and could face similar claims in the future. We may be subject to shortages, oversupply or fixed contractual terms relating to contingent workers. Our ability to manage the size of, and costs associated with, the contingent workforce may be subject to additional constraints imposed by local laws.

  •
  Single source suppliers.  Our use of single source suppliers for certain components could exacerbate any supplier issues. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. For example, we rely on Intel to provide us with a sufficient supply of processors for many of our PCs, workstations and servers, and some of those processors are customized for our products. New products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. Replacing a single source supplier could delay production of some products as replacement suppliers may be subject to capacity constraints or other output limitations. For some components, such as customized components and some of the processors that we obtain from Intel, alternative sources either may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of components to HP. The loss of a single source supplier, the deterioration of our relationship with a single source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single source supplier could adversely affect our revenue and gross margins.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or manmade disasters or catastrophic events, for which we are predominantly self-insured. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters and a portion of our research and development activities are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. In addition, six of our principal worldwide IT data centers are located in the southern United States, making our operations more vulnerable to natural disasters or other business disruptions occurring in that geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Shanghai, Singapore and India. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products and in the southwestern United States to import products into the Americas region. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near locations more vulnerable to the occurrence of the aforementioned business disruptions, such as near major earthquake faults, and being consolidated in certain geographical areas is unknown and remains uncertain.

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

        We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, our outsourcing services business routinely processes, stores and transmits large amounts of data for our clients, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We also could lose existing or potential customers of outsourcing services or other IT solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

        Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected, and in the future could adversely affect, our financial results, stock price and reputation.

The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.

        Our revenue, gross margin and profit vary among our products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Our revenue depends on the overall demand for our products and services. Delays or reductions in IT spending could materially adversely affect demand for our products and services, which could result in a significant decline in revenues. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer and geographic mix reflected in that period's net revenue. Competition, lawsuits, investigations and other risks affecting those businesses therefore may have a significant impact on our overall gross margin and profitability. Certain segments have a higher fixed cost structure and more variation in gross margins across their business units and product portfolios than others and may therefore experience significant operating profit volatility on a quarterly basis. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations. Moreover, the execution of our efforts to address the challenges facing our business could increase the level of variability in our financial results, as the rate at which we are able to realize the benefits from those efforts may vary from period to period.

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

  •
  the announcement of new, planned or contemplated products, services, technological innovations, acquisitions, divestitures or other significant transactions by HP or its competitors;

  •
  quarterly increases or decreases in revenue, gross margin, earnings or cash flow from operations, changes in estimates by the investment community or guidance provided by HP and variations between actual and estimated financial results;

  •
  announcements of actual and anticipated financial results by HP's competitors and other companies in the IT industry;

  •
  investor sentiment with respect to our company, competitors, business partners or industry in general;

  •
  media coverage of our business and financial performance;

  •
  any developments relating to pending investigations, claims and disputes; and

  •
  the timing and amount of share repurchases by HP.

        General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to HP's performance also may affect the price of HP stock. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, as discussed in Note 18 to the Consolidated Financial Statements, we are involved in several securities class action litigation matters. Additional volatility in the price of our securities could result in the filing of additional securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.

Our revenue, cost of sales, and expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our businesses depend or if third parties assert that we violate their intellectual property rights.

        We rely upon patent, copyright, trademark and trade secret laws in the United States, similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain intellectual property rights in the products and services we sell, provide or otherwise use in our operations. However, any of our intellectual property rights could be challenged, invalidated, infringed or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages, either of which could result in costly product redesign efforts, discontinuance of certain product offerings or other harm to our competitive position. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use; this, too, could adversely affect our competitive position.

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

        Third parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. For example, individuals and groups frequently purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from companies such as HP and their customers. The number of these claims has increased significantly in recent periods and may continue to increase in the future. If we cannot or do not license infringed intellectual property at all or on reasonable terms, or if we are required to substitute similar technology from another source, our operations could be adversely affected. Even if we believe that intellectual property claims are without merit, they can be time-consuming and costly to defend against and may divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.

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

        We use a variety of distribution methods to sell our products and services, including third-party resellers and distributors and both direct and indirect sales to enterprise accounts and consumers. Successfully managing the interaction of our direct and indirect channel efforts to reach various potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore our profitability. Other distribution risks are described below.

  •
  Our financial results could be materially adversely affected due to channel conflicts or if the financial conditions of our channel partners were to weaken.

    Our operating results may be adversely affected by any conflicts that might arise between our various sales channels, the loss or deterioration of any alliance or distribution arrangement or the loss of retail shelf space. Moreover, some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness and industry consolidation. Many of our significant distributors operate on narrow product margins and have been negatively affected by business pressures. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Revenue from indirect sales could suffer, and we could experience disruptions in distribution if our distributors' financial conditions, abilities to borrow funds in the credit markets or operations weaken.

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

        Many of the markets in which we compete are characterized by rapid technological advances in hardware performance and software features and functionality, frequent introduction of new products, short product life cycles, and continual improvement in product price characteristics relative to product performance. To maintain our competitive position in these markets, we must successfully develop and introduce new products and services. Among the risks associated with the introduction of new products and services are: delays in development or manufacturing, variations in costs, delays in customer purchases or reductions in the price of existing products in anticipation of new introductions, difficulty in predicting customer demand for the new offerings and challenges of effectively managing inventory levels so that they are in line with anticipated demand; risks associated with customer qualification and evaluation of new products; and the risk that new products may have quality or other defects or may not be supported adequately by application software. If we do not make an effective transition from existing products and services to future offerings, our revenue may decline.

        Our revenue and gross margin also may suffer as a result of the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a new product just before our own product introduction. Furthermore, sales of our new products and services may replace sales or result in discounting of some of our current offerings, offsetting the benefit of even a successful introduction. There also may be overlaps in the current products and services of HP and portfolios acquired through mergers and acquisitions that we must manage. In addition, it may be difficult to ensure performance of new customer contracts in accordance with our revenue, margin and cost estimates and to achieve operational efficiencies embedded in our estimates. Given the competitive nature of our industry, if any of these risks materializes, future demand for our products and services and our results of operations may suffer.

Our revenue and profitability could suffer if we do not manage the risks associated with our services business properly.

        The risks that accompany our services business differ from those of our other businesses and include the following:

  •
  The success of our services business is to a significant degree dependent on our ability to retain our significant services clients and maintain or increase the level of revenues from these clients. We may lose clients due to their merger or acquisition, business failure, contract expiration or their conversion to a competing service provider or decision to in-source services. In addition, we may not be able to retain or renew relationships with our significant clients in the future. As a result of business downturns or for other business reasons, we are also vulnerable to reduced processing volumes from our clients, which can reduce the scope of services provided and the prices for those services. We may not be able to replace the revenue and earnings from any such lost clients or reductions in services in the short- or long-term. In addition, our contracts may allow a client to terminate the contract for convenience, and we may not be able to fully recover our investments in such circumstances.

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

  •
  If we do not hire, train, motivate and effectively utilize employees with the right mix of skills and experience in the right geographic regions to meet the needs of our services clients, our profitably could suffer. For example, if our employee utilization rate is too low, our profitability and the level of engagement of our employees could suffer. If that utilization rate is too high, it could have an adverse effect on employee engagement and attrition and the quality of the work performed, as well as our ability to staff projects. If we are unable to hire and retain a sufficient number of employees with the skills or backgrounds to meet current demand, we might need to redeploy existing personnel, increase our reliance on subcontractors or increase employee compensation levels, all of which could also negatively affect our profitability. In addition, if we have more employees than we need with certain skill sets or in certain geographies, we may incur increased costs as we work to rebalance our supply of skills and resources with client demand in those geographies.

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

        Our credit risk is evaluated by three independent rating agencies. Those rating agencies, Standard & Poor's Ratings Services, Fitch Ratings Services and Moody's Investors Service, downgraded our ratings on November 30, 2011, December 2, 2011 and January 20, 2012, respectively. In addition, Fitch Ratings Services and Moody's Investors Service downgraded our ratings a second time on October 5, 2012 and November 27, 2012, respectively. Our credit ratings remain under negative outlook by Moody's Investors Service. These downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper, and may require the posting of additional collateral under some of our derivative contracts. There can be no assurance that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may further impact us in a similar manner and may have a negative impact on our liquidity, capital position and access to capital markets.

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

        In order to be successful, we must attract, retain, train, motivate, develop and transition qualified executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. Identifying, developing internally or hiring externally, training and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and share-based compensation. Our share-based incentive awards include stock options, restricted stock units and performance-based restricted units, some of which contain conditions relating to HP's stock price performance and HP's long-term financial performance that make the future value of those awards uncertain. In addition, the value of all of our share-based incentive awards depends on HP's stock price, which declined by nearly 50% during fiscal 2012. If the anticipated value of such share-based incentive awards does not materialize, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the shareholder approval needed to continue granting share-based incentive awards in the amounts we believe are necessary, our ability to attract, retain, and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.

Terrorist acts, conflicts, wars and geopolitical uncertainties may seriously harm our business and revenue, costs and expenses and financial condition and stock price.

        Terrorist acts, conflicts or wars (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers or customers or adversely affect our ability to manage logistics, operate our transportation and communication systems or conduct certain other critical business operations. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, including the ongoing military operations in Afghanistan, have created many economic and political uncertainties. In addition, as a major multinational company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, if they occur, they could result in a decrease in demand for our products, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars.

Any failure by us to identify, manage, complete and integrate acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects, and the costs, expenses and other financial and operational effects associated with managing, completing and integrating acquisitions may result in financial results that are different than expected.

        As part of our business strategy, we frequently acquire companies or businesses, divest businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). In order to pursue this strategy successfully, we must identify candidates for and successfully complete business combination and investment transactions, some of which may be large or complex, and manage post-closing issues such as the integration of acquired businesses, products, services or employees. Risks associated with business combination and investment transactions include the following, any of which could adversely affect our revenue, gross margin and profitability:

  •
  Managing business combination and investment transactions requires varying levels of management resources, which may divert our attention from other business operations.

  •
  We may not fully realize all of the anticipated benefits of any business combination and investment transaction, and the timeframe for realizing benefits of a business combination and investment transaction may depend partially upon the actions of employees, advisors, suppliers or other third parties.

  •
  Business combination and investment transactions have resulted, and in the future may result, in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, goodwill and asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans.

  •
  Any increased or unexpected costs, unanticipated delays or failure to meet contractual obligations could make business combination and investment transactions less profitable or unprofitable.

  •
  Our ability to conduct due diligence with respect to business combination and investment transactions, and our ability to evaluate the results of such due diligence, is dependent upon the veracity and completeness of statements and disclosures made or actions taken by third parties or their representatives.

  •
  Our due diligence process may fail to identify significant issues with the acquired company's product quality, financial disclosures, accounting practices or internal control deficiencies.

  •
  The pricing and other terms of our contracts for business combination and investment transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate accurately our costs, timing and other matters.

  •
  In order to complete a business combination and investment transaction, we may issue common stock, potentially creating dilution for existing stockholders.

  •
  We may borrow to finance business combination and investment transactions, and the amount and terms of any potential future acquisition-related or other borrowings, as well as other factors, could affect our liquidity and financial condition.

  •
  HP's effective tax rate on an ongoing basis is uncertain, and business combination and investment transactions could adversely impact our effective tax rate.

  •
  An announced business combination and investment transaction may not close timely or at all, which may cause our financial results to differ from expectations in a given quarter.

  •
  Business combination and investment transactions may lead to litigation.

  •
  If we fail to identify and successfully complete and integrate business combination and investment transactions that further our strategic objectives, we may be required to expend resources to develop products, services and technology internally, which may put us at a competitive disadvantage.

        HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. For example, as discussed in Note 7 to the Consolidated Financial Statements, in our third fiscal quarter of 2012, we recorded an $8.0 billion impairment charge relating to the goodwill associated with our enterprise services reporting unit within our Services segment and a $1.2 billion impairment charge as a result of an asset impairment analysis of the "Compaq" trade name acquired in 2002. In addition, in our fourth fiscal quarter of 2012, we recorded an $8.8 billion impairment charge relating to the goodwill and intangible assets associated with our Autonomy Corporation plc ("Autonomy") reporting unit within our Software segment. If there are future changes in our stock price or significant changes in the business climate or operating results of our reporting units, we may incur additional goodwill impairment charges.

        Integration issues are often complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business, including the business acquired as a result of any business combination and investment transaction. The challenges involved in integration include:

  •
  combining product and service offerings and entering or expanding into markets in which we are not experienced or are developing expertise;

  •
  convincing customers and distributors that the transaction will not diminish client service standards or business focus, persuading customers and distributors to not defer purchasing decisions or switch to other suppliers (which could result in our incurring additional obligations in order to address customer uncertainty), minimizing sales force attrition and expanding and coordinating sales, marketing and distribution efforts;

  •
  consolidating and rationalizing corporate IT infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code and business processes;

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

        We also continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience greater dis-synergies than expected, and the impact of the divestiture on our revenue growth may be larger than projected. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could affect our future financial results.

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

ITEM 1B. Unresolved Staff Comments.

        None.

ITEM 2. Properties.

        As of October 31, 2012, we owned or leased a total of approximately 67 million square feet of space worldwide. We owned 45% of this space and leased the remaining 55%. Included in these amounts are 8 million square feet of vacated space, of which 2 million square feet is leased to non-HP interests. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

        As of October 31, 2012, HP core data centers, manufacturing plants, research and development facilities, and warehouse operations occupied 28 million square feet. We own 51% of our data center, manufacturing, research and development, and warehouse space and lease the remaining 49%. The remainder of our space is used for administrative and support activities and occupies 31 million square feet. We own 38% of our administrative and support space and lease the remaining 62%. As of October 31, 2012, we have completed our fiscal 2008 restructuring plan to reduce our real estate costs and increase our productive utilization by consolidating into several hundred HP core real estate locations worldwide. We will continue to take real estate portfolio optimization actions in support of the fiscal 2012 restructuring plan.

        As mentioned above in Item 1. Business, we have seven business segments: Personal Systems, Printing, Services, ESSN, Software, HPFS and Corporate Investments. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

Principal Executive Offices

        Our principal executive offices, including our global headquarters, are located at 3000 Hanover Street, Palo Alto, California, United States of America.

Headquarters of Geographic Operations

        The locations of our headquarters of geographic operations at October 31, 2012 were as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Houston, United States Miami, United States Mississauga, Canada	Geneva, Switzerland	Singapore Tokyo, Japan

Product Development and Manufacturing

        The locations of our major product development, manufacturing, and HP Labs at October 31, 2012 were as follows:

Americas	Europe, Middle East, Africa	Hewlett-Packard Laboratories

Houston, Texas

Corvallis, Oregon

Roseville and San Diego, California

Aguadilla, Puerto Rico

Indianapolis, Indiana

Boise, Idaho

Andover, Massachusetts

La Vergne, Tennessee

Des Moines, Iowa

Fort Collins, Colorado

Sandston, Virginia	Leixlip, Ireland

Kiryat Gat, Ness Ziona, and Netanya, Israel

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

ITEM 4. Mine Safety Disclosures.

        Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Information regarding the market prices of HP common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 and on the cover page of this Annual Report on Form 10-K, respectively, which are incorporated herein by reference. We have declared and paid cash dividends each fiscal year since 1965. In fiscal 2012, we declared dividends of $0.24 per share and $0.26 per share in the first and third quarters, respectively, and paid dividends of $0.12 per share in each of the first and second quarters and $0.13 per share in each of the third and fourth quarters. In fiscal 2011, we declared dividends of $0.16 per share and $0.24 per share in the first and third quarters, respectively, and paid dividends of $0.08 per share in each of the first and second quarters and $0.12 per share in each of the third and fourth quarters. As of November 30, 2012, there were approximately 104,900 stockholders of record. Additional information concerning dividends may be found in "Selected Financial Data" in Item 6 and in Item 8, which are incorporated herein by reference.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities in fiscal 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (August 2012)	1,176	$18.63	1,176	$9,278,462
Month #2 (September 2012)	2,453	$17.66	2,453	$9,235,126
Month #3 (October 2012)	3,933	$15.03	3,933	$9,176,011

Total	7,562	$16.45	7,562

        HP repurchased shares in the fourth quarter of fiscal 2012 under an ongoing program to return cash to stockholders when sufficient liquidity exists, the shares are trading at a discount relative to estimated intrinsic value, and there is no alternative investment opportunity expected to generate a higher risk-adjusted return on investment. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the fourth quarter of fiscal 2012 were purchased in open market transactions. As of October 31, 2012, HP had remaining authorization of $9.2 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on July 21, 2011.

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

	10/07	10/08	10/09	10/10	10/11	10/12
Hewlett-Packard Company	100.00	74.57	93.31	83.23	53.35	28.41
S&P 500	100.00	63.90	70.17	81.76	88.37	101.81
S&P Information Technology	100.00	58.79	77.31	91.41	99.43	110.08

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31
	2012	2011	2010	2009	2008
	In millions, except per share amounts
Net revenue	$120,357	$127,245	$126,033	$114,552	$118,364
(Loss) earnings from operations(1)	$(11,057)	$9,677	$11,479	$10,136	$10,473
Net (loss) earnings	$(12,650)	$7,074	$8,761	$7,660	$8,329
Net (loss) earnings per share
Basic	$(6.41)	$3.38	$3.78	$3.21	$3.35
Diluted	$(6.41)	$3.32	$3.69	$3.14	$3.25
Cash dividends declared per share	$0.50	$0.40	$0.32	$0.32	$0.32
At year-end:
Total assets	$108,768	$129,517	$124,503	$114,799	$113,331
Long-term debt	$21,789	$22,551	$15,258	$13,980	$7,676

(1)
(Loss) earnings from operations include the following items, which may materially affect the comparability of the earnings data presented:

	2012	2011	2010	2009	2008
	In millions
Amortization of purchased intangible assets	$1,784	$1,607	$1,484	$1,578	$1,012
Impairment of goodwill and purchased intangible assets	18,035	885	—	—	—
Wind down of webOS device business	(36)	755	—	—	—
Wind down of non-strategic businesses	108	—	—	—	—
Restructuring charges	2,266	645	1,144	640	270
Acquisition-related charges	45	182	293	242	41

Total charges before taxes	$22,202	$4,074	$2,921	$2,460	$1,323

Total charges, net of taxes	$20,685	$3,130	$2,105	$1,733	$973

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

        We have seven business segments for financial reporting purposes: Personal Systems (formerly known as the Personal Systems Group or "PSG"); Printing (formerly known as the Imaging and Printing Group or "IPG"); Services; Enterprise Servers, Storage and Networking ("ESSN"); Software; HP Financial Services ("HPFS"); and Corporate Investments.

        Our strategy and operations are currently focused on the following initiatives:

  Strategic Focus

        The core of our business is our hardware and infrastructure products, which include our PC, server, storage, networking, and imaging and printing products. Our software business provides enterprise IT management software, information management solutions and security intelligence/risk management solutions delivered in the form of traditional software licenses or as software-as-a-service that allow us to differentiate our hardware products and deploy them in a manner that helps our customers solve problems and meets our customers' needs to manage their infrastructure, operations, application life cycles, application quality and security, business processes, and structured and unstructured data. Our Converged Infrastructure portfolio of servers, storage and networking combined with our Cloud Service Automation software suite enables enterprise and service provider clients to deliver infrastructure, platform and software-as-a-service in a private, public or hybrid cloud environment. Layered on top of our hardware and software businesses is our services business, which provides opportunities to drive usage of HP products and solutions, enables us to implement and manage all the technologies upon which our customers rely, and gives us a platform to be more solution-oriented, particularly in our focus areas of cloud, security and analytics, and to be a better strategic partner with our customers.

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

  Addressing the Challenges Facing Our Business

        Our business has experienced a multi-quarter decline in revenue and operating margins. This decline in financial performance reflects a series of challenges facing our business. Many of those challenges relate to structural and execution issues, including the following: we need to align our costs with our revenue trajectory; we need to address our underinvestment in R&D and in our internal IT systems in recent years, which has made us less competitive, effective and efficient; we need to implement the data gathering and reporting tools and systems needed to track and report on all key business performance metrics so as to most effectively manage a company of our size, scale and diversity; and we need to rebuild our business relationships with our channel partners. We are also facing dynamic market trends, such as the growth of mobility, the increasing demand for hyperscale computing infrastructure, the shift to software-as-a-service and the transition towards cloud computing, and we need to develop products and services that position us to win in a very competitive marketplace. Furthermore, we face a series of significant macroeconomic challenges, including broad-based weakness in consumer spending, weak demand in the SMB and enterprise sectors in Europe, and declining growth in some emerging markets, particularly China.

        We are addressing these challenges through consistency of leadership, focus, execution and, most importantly, superior products, services and solutions. During fiscal 2012, we implemented some leadership and organizational changes, including consolidating our personal computer and printing businesses under the same senior executive leadership, merging our global accounts sales organization into ESSN, and centralizing all of our marketing and communications activities. We also began implementing cost-reduction initiatives, including a company-wide restructuring plan we expect to be implemented through the end of fiscal 2014. In addition, we began making significant changes to our sales force to improve our go-to-market selling activities and reduce cost, and we renewed our focus on developing new products, services and solutions. We also began working to optimize our supply chain, reduce the number of stock keeping units (SKUs) and platforms, refine our real estate strategy, improve our business processes and implement consistent pricing and promotions. During fiscal 2013, we will be focused on working through the anticipated disruptions expected to accompany the changes made in fiscal 2012 and continuing to implement our cost-reduction and operational initiatives.

  Investing in our Business

        The cost-reduction and operational efficiency initiatives discussed above are also intended to facilitate increased investment in our business. These efforts will include optimizing our supply chain, reducing the number of stock keeping units (SKUs) and platforms, continuing to refine our real estate strategy, simplifying our go-to-market, improving business processes and implementing consistent pricing and promotions. We expect to invest savings from these efforts across our businesses, including investing to respond to market trends and customer expectations, strengthen our position in our core markets, accelerate growth in adjacent markets, and drive leadership in the three strategic areas of cloud computing, security and information management. Over time, we expect these investments to allow us to expand in higher margin and higher growth industry segments and further strengthen our

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

portfolio of hardware, software and services to solve customer problems. However, the rate at which we are able to invest in our business and the returns that we are able to achieve from these investments will be affected by many factors, including the efforts to address the execution, industry and macroeconomic challenges facing our business as discussed above. As a result, we may experience delays in the anticipated timing of activities related to these efforts, and the anticipated benefits of these efforts may not materialize.

        The following provides an overview of our key fiscal 2012 financial metrics:

	HP(1) Consolidated	Personal Systems	Printing	Services	ESSN	Software	HPFS
	In millions, except per share amounts
Net revenue	$120,357	$35,650	$24,487	$34,922	$20,491	$4,060	$3,819
Year-over-year net revenue % (decrease) increase	(5.4)%	(9.9)%	(6.5)%	(2.2)%	(7.1)%	20.6%	6.2%
(Loss) earnings from operations	$(11,057)	$1,706	$3,585	$4,095	$2,132	$827	$388
(Loss) earnings from operations as a % of net revenue	(9.2)%	4.8%	14.6%	11.7%	10.4%	20.4%	10.2%
Net loss	$(12,650)
Net loss per share
Basic	$(6.41)
Diluted	$(6.41)

(1)
HP consolidated net revenue includes a reduction of approximately $3.2 billion primarily related to the elimination of intersegment net revenue and revenue from our Corporate Investments segment. HP consolidated (loss) earnings from operations includes amounts related to the impairment of goodwill and purchased intangible assets, restructuring charges, amortization of purchased intangible assets, corporate and unallocated costs and eliminations, unallocated costs related to certain stock-based compensation expenses, acquisition-related charges, and a loss from the Corporate Investments segment.

        Cash and cash equivalents at October 31, 2012 totaled $11.3 billion, an increase of $3.3 billion from the October 31, 2011 balance of $8.0 billion. The increase for fiscal 2012 was due primarily to $10.6 billion of cash provided from operations, the effect of which was partially offset by $3.1 billion net investment in property, plant and equipment, $2.6 billion of cash used to repurchase common stock and pay dividends and $2.0 billion from the net repayment of debt.

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

        We recognize revenue as work progresses on certain fixed-price contracts, such as consulting arrangements. Using a proportional performance method, we estimate the total expected labor costs in order to determine the amount of revenue earned to date. We follow this basis because reasonably dependable estimates of the labor costs applicable to various stages of a contract can be made. Total contract profit is subject to revisions throughout the life of the contract. We record changes in revenue to income, as a result of revisions to cost estimates, and overall contract losses where applicable, in the period in which the facts that give rise to the revision become known.

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

Warranty Provision

        We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation upon warranty terms, ongoing product failure rates, repair costs, product call rates, average cost per call, and current period product shipments. If actual product failure rates, repair rates or any other post sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally range from 90 days to three years for parts and labor, depending upon the product. Over the last three fiscal years, the annual warranty provision and actual warranty costs have averaged approximately 3.1% of annual net product revenue.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Business Combinations

        We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

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

Valuation of Goodwill and Purchased Intangible Assets

        We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The provisions of the accounting standard for goodwill and other intangibles allows us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For our annual goodwill impairment test in the fourth quarter of fiscal 2012, we performed a quantitative test for all of our reporting units. Due to the recent trading values of our stock price, we believed it was appropriate to have recent fair values for each of our reporting units in order to assess the reasonableness of the sum of these fair values as compared to our market capitalization. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using a weighting of fair values derived most significantly from the income approach and to a lesser extent the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The weighting of the fair value derived from the market approach ranges from 0% to 50% depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, we may estimate the fair value of a reporting unit using only the income approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

carrying value, then we must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss. We also compare the fair value of purchased intangible assets with indefinite lives to their carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of intangible assets with indefinite lives is less than the carrying value.

        We review purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of these intangible assets is assessed based on the estimated undiscounted future cash flows expected to result from the use of the asset. If the undiscounted future cash flows are less than the carrying amount, the purchased intangible assets with finite lives are considered to be impaired. The amount of the impairment is measured as the difference between the carrying amount of these assets and the fair value.

        In order to assess the reasonableness of the calculated fair values of our reporting units, we also compare the sum of the reporting units' fair values to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). We evaluate the control premium by comparing it to control premiums of recent comparable transactions. If the implied control premium is not reasonable in light of these recent transactions, we will reevaluate our fair value estimates of the reporting units by adjusting the discount rates and/or other assumptions. As a result, when there is a significant decline in our stock price, as occurred during fiscal 2012, this reevaluation could correlate to lower estimated fair values for certain or all of our reporting units.

        Except for Services, Software and Corporate Investments, our reporting units are consistent with the reportable segments identified in Note 19 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The enterprise services ("ES") and technology services ("TS") businesses are the reporting units within the Services segment. ES includes the Infrastructure Technology Outsourcing ("ITO") and Application and Business Services ("ABS") business units. The Software segment includes two reporting units, which are Autonomy Corporation plc ("Autonomy") and the legacy HP software business. The webOS business is also a separate reporting unit within the Corporate Investments segment.

        Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but they are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

        During fiscal 2012, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the ES reporting unit. As a result, we recorded an

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

impairment charge within the Services segment as discussed in Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

        Our annual goodwill impairment analysis, which we performed during the fourth quarter of fiscal 2012, resulted in an impairment charge for goodwill and intangible assets related to the Autonomy reporting unit within the Software segment as discussed in Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Other than the impairment charges discussed for the ES and Autonomy reporting units during fiscal 2012, there was no impairment for HP's remaining reporting units. The excess of fair value over carrying value for each of our reporting units as of August 1, 2012, the annual testing date, ranged from approximately 9% to approximately 330% of carrying value. The Autonomy and the legacy HP software reporting units have the lowest excess of fair value over carrying value at 10% and 9%, respectively.

        In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease resulted in the Autonomy and the legacy HP software reporting units having fair values below their carrying values of 1% and 2%, respectively. For the remaining reporting units, excess fair values over carrying values range from approximately 25% to approximately 290% of the carrying values.

        We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or further significant declines in our stock price, indicate that there may be a potential indicator of impairment.

        During the third quarter of fiscal 2012, we approved a change to our branding strategy for personal computers which triggered an interim impairment review of the "Compaq" trade name indefinite-lived intangible asset. As a result, we recorded an impairment charge within the Personal Systems Group as discussed in Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. In conjunction with the change in branding strategy, we also revised our assumption as to the useful life of the "Compaq" trade name, which resulted in a reclassification of the asset from an indefinite-lived intangible to a finite-lived intangible with a remaining useful life of approximately five years.

Restructuring

        We have engaged, and may continue to engage, in restructuring actions, which require management to utilize significant estimates related to the timing and the expenses for severance and other employee separation costs, including enhanced early retirement programs, realizable values of assets made redundant or obsolete, lease cancellation and other exit costs. We accrue for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based upon existing plans, historical experiences, and negotiated settlements. If the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a full description of our restructuring actions, refer to our discussions of restructuring in the Results of Operations section and Note 8 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

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

        We issued performance-based restricted units ("PRUs") representing hypothetical shares of HP common stock. Each PRU award reflected a target number of shares that may be issued to the award recipient. We determine the actual number of shares the recipient receives at the end of a three-year performance period based on results achieved versus goals. The performance goals for PRUs granted in fiscal year 2012 are based on our annual cash flow from operations as a percentage of revenue and on our annual revenue growth. The performance goals for PRUs granted prior to fiscal year 2012 are based on our annual cash flow from operations as a percentage of revenue and on a market condition based on total shareholder return ("TSR") relative to the S&P 500 over the performance period. We use our closing stock price on the measurement date to estimate the fair value of the PRU awards granted in fiscal year 2012. We use historic volatility for PRU awards granted prior to fiscal year 2012, as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500. We estimate the fair value of PRUs granted prior to fiscal year 2012 using the Monte Carlo simulation model, as the TSR modifier contains a market condition. We update the estimated expense, net of forfeitures, for the cash flow and revenue growth performance against the goal for that year at the end of each reporting period.

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

Allowance for Doubtful Accounts

        We determine our allowance for doubtful accounts using a combination of factors to ensure that we have not overstated our trade and financing receivables balances due to uncollectibility. We maintain an allowance for doubtful accounts for all customers based on a variety of factors, including the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, the financial condition of customers, the length of time receivables are past due, trends in overall weighted-average risk rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Also, we record specific provisions for individual accounts when we become aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If the circumstances related to the customer change, we would further adjust our estimates of the recoverability of receivables either upward or downward. The annual provision for doubtful accounts has averaged approximately 0.10% of net revenue over the last three fiscal years. Using our third-party credit risk model at October 31, 2012, a 50-basis-point deterioration in the weighted-average default probabilities of our significant customers would have resulted in an approximately $23 million increase to our trade allowance at the end of fiscal year 2012.

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

Fair Value of Financial Instruments

        We measure certain financial assets and liabilities at fair value based on valuation techniques using the best information available, which may include quoted market prices, market comparables and discounted cash flow projections. Financial instruments are primarily comprised of time deposits, money market funds, corporate and other debt securities, equity securities and other investments in common stock and common stock equivalents and derivative instruments.

        Cash Equivalents and Investments: We hold time deposits, money market funds, mutual funds, other debt securities primarily consisting of corporate and foreign government notes and bonds, and common stock and equivalents. In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for identical or similar assets are not available, we use internally developed valuation models, whose inputs include bid prices, and third party valuations utilizing underlying asset assumptions.

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

Retirement Benefits

        Our pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Our major assumptions relate primarily to discount rates, salary growth and long-term return on plan assets. We base the discount rate assumption on current investment yields of high-quality fixed-income investments during the retirement benefits maturity period. The salary growth assumptions reflect our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management's expectations related to the future economic environment, as well as target asset allocations. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

        Our major assumptions vary by plan and the weighted-average rates used are set forth in Note 16 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Each assumption has different sensitivity characteristics, and, in general, changes, if any, have moved in the same direction over the last several years. For fiscal 2012, changes in the weighted-average rates for the HP benefit plans would have had the following impact on our net periodic benefit cost:

  •
  A decrease of 25 basis points in the long-term rate of return would have increased our net benefit cost by approximately $61 million;

  •
  A decrease of 25 basis points in the discount rate would have increased our net benefit cost by approximately $78 million; and

  •
  An increase of 25 basis points in the future compensation rate would have increased our net benefit cost by approximately $23 million.

Loss Contingencies

        We are involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and updated information. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. See Note 18 to the Consolidated Financial Statements in Item 8 for a further discussion of litigation and contingencies.

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

RESULTS OF OPERATIONS

        The following discussion compares the historical results of operations for the fiscal years ended October 31, 2012, 2011, and 2010. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

        Results of operations in dollars and as a percentage of net revenue were as follows for the following fiscal years ended October 31:

	2012		2011(1)		2010(1)
	In millions
Net revenue	$120,357	100.0%	$127,245	100.0%	$126,033	100.0%
Cost of sales(2)	92,385	76.8%	97,418	76.6%	95,852	76.1%

Gross profit	27,972	23.2%	29,827	23.4%	30,181	23.9%
Research and development	3,399	2.8%	3,254	2.6%	2,959	2.3%
Selling, general and administrative	13,500	11.2%	13,577	10.6%	12,822	10.2%
Amortization of purchased intangible assets	1,784	1.5%	1,607	1.3%	1,484	1.2%
Impairment of goodwill and purchased intangibles assets(3)	18,035	15.0%	885	0.7%	—	—
Restructuring charges	2,266	1.9%	645	0.5%	1,144	0.9%
Acquisition-related charges	45	—	182	0.1%	293	0.2%

(Loss) earnings from operations	(11,057)	(9.2)%	9,677	7.6%	11,479	9.1%
Interest and other, net(4)	(876)	(0.8)%	(695)	(0.5)%	(505)	(0.4)%

(Loss) earnings before taxes	(11,933)	(10.0)%	8,982	7.1%	10,974	8.7%
Provision for taxes	(717)	(0.5)%	(1,908)	(1.5)%	(2,213)	(1.7)%

Net (loss) earnings	$(12,650)	(10.5)%	$7,074	5.6%	$8,761	7.0%

(1)
In connection with organizational realignments implemented in the first quarter of fiscal 2012, certain costs previously reported as Cost of sales have been reclassified as Selling, general and administrative expenses to better align those costs with the functional areas that benefit from those expenditures.

(2)
Cost of products, cost of services and financing interest.

(3)
For the period ended October 31, 2012, represents a goodwill and intangible asset impairment charge of $8.8 billion associated with the Autonomy reporting unit within the Software segment, a goodwill impairment charge of $8.0 billion associated with the ES reporting unit within the Services segment and an intangible asset impairment charge of $1.2 billion associated with the "Compaq" trade name within the Personal Systems segment. For the period ended October 31, 2011, includes impairment charges to goodwill and purchased intangible assets associated with the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  acquisition of Palm, Inc. on July 1, 2010 recorded as result of the decision announced on August 18, 2011 to wind down the webOS device business.

(4)
For fiscal 2011, includes $276 million of charges in connection with the acquisition of Autonomy, which is primarily comprised of the $265 million net cost of British pound options bought to limit foreign exchange rate risk.

Net Revenue

        The components of the weighted net revenue change were as follows for the following fiscal years ended October 31:

	2012	2011(1)
	Percentage Points
Personal Systems	(3.1)	(0.9)
Printing	(1.3)	—
Enterprise Servers, Storage and Networking	(1.2)	1.5
Services	(0.6)	0.3
Corporate Investments/Other	0.1	(0.7)
HP Financial Services	0.2	0.4
Software	0.5	0.4

Total HP	(5.4)	1.0

(1)
Reflects certain reclassifications made to historical results to conform to the current year presentation as noted in Note 19 to the Consolidated Financial Statements in Item 8.

  Fiscal 2012

        In fiscal 2012, total HP net revenue decreased 5.4% (decreased 4.4% on a constant currency basis). U.S. net revenue decreased 4.5% to $42.1 billion, while net revenue from outside of the United States decreased 5.9% to $78.2 billion. HP's revenue decreased due primarily to a weak customer demand environment resulting in volume declines in our hardware businesses and printing supplies coupled with contractual rate declines on ongoing contracts in Services. The Software segment contributed favorably to the total HP net revenue change as a result of the acquisition of Autonomy in October 2011. An analysis of the change in net revenue for each business segment is included under "Segment Information" below.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Gross Margin

  Fiscal 2012

        In fiscal 2012, total HP gross margin decreased by 0.2 percentage points. Gross margins were impacted by continued margin pressure in Services and competitive pricing in our hardware businesses, along with an unfavorable mix of lower-margin revenue in ESSN and unfavorable currency impacts.

        Personal Systems gross margin decreased in fiscal 2012. The decrease was driven by higher component costs combined with an unfavorable currency impact. These negative impacts to gross margin were partially offset by lower warranty and logistics costs, benefits from insurance proceeds related to flooding in Thailand in July 2011 and an increased level of component vendor rebates.

        Printing gross margin declined in fiscal 2012 due to an unfavorable currency impact driven by the strength of the Japanese yen and from lower ink supplies volumes as a result of demand declines in all regions. These effects were partially offset by our focus on higher-end inkjet printers combined with a higher mix of supplies.

        Services gross margin decreased in fiscal 2012 due primarily to lower than expected revenue, contractual rate declines on ongoing contracts, a lower than expected resource utilization rate and additional costs associated with certain contract deliverable delays. These effects were partially offset by a continued focus on operating improvements and cost initiatives that favorably impacted the cost structure of all business units.

        ESSN gross margin decreased in fiscal 2012 due primarily to competitive pricing pressures, particularly in Industry Standard Servers ("ISS") and, to a lesser extent, in Networking.

        Software gross margin decreased in fiscal 2012 due primarily to a lower mix of license revenue, the effect of which was partially offset by a highly profitable software deal entered into in the fourth quarter of fiscal 2012.

        HPFS gross margin increased in fiscal 2012 due primarily to lower bad debt expense, the effect of which was partially offset by lower margins on end-of-term activities, including buyouts and lease extensions.

  Fiscal 2011

        In fiscal 2011, total HP gross margin decreased by 0.5 percentage points. The decline was driven by a lower gross margin in the Services, Printing and Corporate Investments segments, the effect of which was partially offset by a favorable commodity pricing environment in the Personal Systems and ESSN segments, and a favorable mix from higher Software and Networking revenue.

        Personal Systems gross margin increased in fiscal 2011 primarily as a result of a favorable commodity pricing environment, combined with lower warranty costs.

        Printing gross margin declined in fiscal 2011 due primarily to increased logistics costs and supply chain constraints in LaserJet printer engines and toner as a result of the earthquake and tsunami in Japan, and an unfavorable currency impact driven primarily by the strength of the yen. In addition, Printing gross margin declined due to a continuing mix shift in Consumer Hardware and Commercial Hardware toward lower price point products, coupled with a lower mix of supplies revenue. These effects were partially offset by reductions in Printing's cost structure as a result of continued efforts to optimize our supply chain.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Services gross margin decreased in fiscal 2011 due primarily to lower than expected revenue, rate concessions arising from recent contract renewals, a lower than expected resource utilization rate and a higher mix of lower-margin Infrastructure Technology Outsourcing revenue. These effects were partially offset by a continued focus on operating improvements and cost initiatives that favorably impacted the cost structure of both our enterprise services and technology services businesses.

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

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense increased in fiscal 2012 due primarily to additional expense from the acquisition of Autonomy and innovation-focused spending for storage, networking and HP converged cloud. These effects were partially offset by the elimination of R&D expense associated with the former webOS device business. In fiscal 2012, R&D expense increased for ESSN, Software, Personal Systems, Printing and Services and decreased for Corporate Investments.

        Total R&D expense increased in fiscal 2011 due primarily to additional expenses from acquired companies. In fiscal 2011, R&D expense increased for ESSN, Corporate Investments and Software and decreased for Services and Personal Systems. The increase for ESSN was driven by acquisition investments and innovation-focused spend in networking and storage products. The increase for Corporate Investments was due to investments in the development of webOS and webOS devices during the first three quarters of fiscal 2011.

  Selling, General and Administrative

        Total selling, general and administrative ("SG&A") expense decreased in fiscal 2012 due primarily to lower marketing costs. Included in SG&A was $103 million in net gains from the sale of real estate. In fiscal 2012, SG&A expense as a percentage of net revenue was mostly flat for each of our segments except for Corporate Investments, which experienced a decrease.

        Total SG&A expense increased in fiscal 2011 due primarily to higher field selling costs as a result of our investments in sales resources to grow revenue. The increase in fiscal 2011 was partially offset by $334 million in net gains on the sale of real estate and a $77 million net gain on the divestiture of our Halo video collaboration products business. In fiscal 2011, SG&A expense as a percentage of net revenue increased for each of our segments except for HPFS, Services and Printing, each of which experienced a decrease.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  Impairment of Goodwill and Purchased Intangible Assets

        In fiscal 2012, we recorded goodwill impairment charges of $8.0 billion and $5.7 billion associated with the Services segment and the acquisition of Autonomy, respectively. In addition, we recorded intangible asset impairment charges of $3.1 billion and $1.2 billion associated with the acquisition of Autonomy and the "Compaq" trade name, respectively.

        In fiscal 2011, we recorded $885 million impairment charges to goodwill and purchased intangible assets associated with the acquisition of Palm, Inc. on July 1, 2010 as a result of the decision announced on August 18, 2011 to wind down the webOS device business.

        For more information on our impairment charges, see Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

  Restructuring Charges

        The increase in restructuring costs for fiscal 2012 was due primarily to charges of $2.1 billion for the restructuring plan announced in May 2012 (the "2012 Plan"), the effect of which was partially offset by lower charges in the fiscal 2008 and fiscal 2010 ES restructuring plans. Restructuring charges for fiscal 2012 were $2.3 billion. These charges included $2.1 billion costs related to the 2012 Plan, $106 million costs related to our fiscal 2008 restructuring plan and $75 million costs related to our fiscal 2010 ES restructuring plan.

        The decrease in restructuring costs for fiscal 2011 was due primarily to lower charges in the fiscal 2008 and fiscal 2010 ES restructuring plans. Restructuring charges for fiscal 2011 were $645 million. These charges included $326 million of severance and facility costs related to our fiscal 2008 restructuring plan, $266 million of severance and facility costs related to our fiscal 2010 ES restructuring plan and $33 million related to the decision to wind down the webOS device business.

        Restructuring charges for fiscal 2010 were $1.1 billion. These charges included $650 million of severance and facility costs related to our fiscal 2010 ES restructuring plan, $429 million of severance and facility costs related to our fiscal 2008 restructuring plan, $46 million and $18 million associated with the Palm and 3Com restructuring plans, respectively, and an increase of $1 million related to adjustments to other restructuring plans.

        For more information on our restructuring charges, see Note 8 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense in fiscal 2012 was due primarily to amortization expenses related to the intangible assets purchased as part of the Autonomy acquisition. This increase was partially offset by decreased amortization expenses related to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods.

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

  Acquisition-Related Charges

        In fiscal 2012, we recorded acquisition-related charges of $45 million. The decrease in acquisition-related charges was due primarily to lower consulting and integration costs associated with the Autonomy acquisition, fewer acquisitions, and lower retention bonuses associated with acquisitions completed in fiscal 2011 and 2010.

        In fiscal 2011, we recorded acquisition-related charges of $182 million. The decrease in acquisition-related charges was due primarily to lower consulting, integration and acquisition costs associated with the Electronic Data Systems Corporation and 3Com acquisitions, the effect of which was partially offset by consulting and integration costs associated with the Autonomy acquisition.

Interest and Other, Net

        Interest and other, net expense increased by $181 million in fiscal 2012. The increase was driven primarily by higher interest expense due to higher average debt balances and higher currency transaction losses.

        Interest and other, net expense increased by $190 million in fiscal 2011. The increase was driven by $276 million of charges incurred in connection with the acquisition of Autonomy, which is primarily comprised of the $265 million net cost of British pound options bought to limit foreign exchange rate risk. The increase was also as a result of higher interest expenses due to higher average debt balances, the effect of which was partially offset by lower litigation costs and lower currency transaction losses.

Provision for Taxes

        Our effective tax rates were (6.0)%, 21.2% and 20.2% in fiscal 2012, 2011 and 2010, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Singapore, the Netherlands, China, Ireland and Puerto Rico. We plan to reinvest some of the earnings of these jurisdictions indefinitely outside the United States and therefore have not provided U.S. taxes on those indefinitely reinvested earnings.

        In addition to the above factors, the overall tax rates in fiscal 2012 and 2011 were impacted by nondeductible goodwill impairments and increases in valuation allowances against certain deferred tax assets.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Segment Information

        A description of the products and services, as well as financial data, for each segment can be found in Note 19 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. We have realigned segment financial data for the fiscal years ended October 31, 2011 and 2010 to reflect changes in HP's organizational structure that occurred at the beginning of the first quarter of fiscal 2012. We describe these changes more fully in Note 19. We have presented the business segments in this Annual Report on Form 10-K based on the distinct nature of various businesses such as customer base, homogeneity of products and technology. The discussions below include the results of each of our segments.

        Effective November 1, 2012, we created the Enterprise Group segment consisting of the business units within our ESSN segment and our TS business unit, which is a part of our existing Services segment. The remaining business units in our Services segment, ITO and ABS, will comprise a new Enterprise Services segment.

Printing and Personal Systems Group

        Printing and Personal Systems segments were realigned beneath a newly formed Printing and Personal Systems Group during fiscal 2012. We describe the results of the business segments within the Printing and Personal Systems Group in more detail below.

Personal Systems

	For the fiscal years ended October 31
	2012	2011	2010
	In millions
Net revenue	$35,650	$39,574	$40,741
Earnings from operations	$1,706	$2,350	$2,032
Earnings from operations as a % of net revenue	4.8%	5.9%	5.0%

        The components of the weighted net revenue change by Personal Systems business units were as follows for the following fiscal years ended October 31:

	2012	2011
	Percentage Points
Notebook PCs	(6.3)	(3.2)
Desktop PCs	(3.4)	(0.7)
Workstations	(0.2)	1.1
Other	—	(0.1)

Total Personal Systems	(9.9)	(2.9)

        Personal Systems net revenue decreased 9.9% (decreased 8.8% when adjusted for currency) in fiscal 2012. The revenue decline was due primarily to a decline in unit volumes, the effect of which was partially offset by a nominal increase in average selling prices ("ASPs"). ASPs increased due primarily to a mix shift toward higher-end models, the effect of which was partially offset by unfavorable currency impacts. Unit volume was down 11% due primarily to continued demand weakness in both the consumer and commercial markets. In fiscal 2012, net revenue from Notebook PCs decreased 12% while net revenue from Desktop PCs decreased 9% as a result of the overall market decline.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Workstations revenue decreased 3% due to weak demand in the commercial PC market. In fiscal 2012, net revenue for consumer clients decreased 15% while commercial client revenue decreased 6%.

        Personal Systems earnings from operations as a percentage of net revenue decreased 1.1 percentage points in fiscal 2012. The decrease was due primarily to a gross margin decline resulting from higher component costs combined with an unfavorable currency impact. These negative impacts to gross margin were partially offset by lower warranty and logistics costs, benefits from insurance proceeds related to flooding in Thailand in July 2011 and an increased level of component vendor rebates. In addition, operating expenses as a percentage of net revenue increased due primarily to the decline in revenue coupled with increased investments in research and development, the effects of which were partially offset by a decrease in administrative expenses.

        Personal Systems net revenue decreased 2.9% (decreased 4.7% when adjusted for currency) in fiscal 2011 due primarily to softness in the consumer PC markets, the effect of which was partially offset by strength in commercial businesses. Unit volume was up 2% due primarily to the continued commercial refresh cycle, the effect of which was partially offset by a decline in volume in the consumer business. In fiscal 2011, Workstations revenue increased 24% due to the ongoing corporate refresh cycle and strength in the commercial PC market. Net revenue from Desktop PCs decreased 2% while Notebook PCs revenue decreased 6% as a result of consumer market softness. In fiscal 2011, net revenue for consumer clients decreased 15% while commercial client revenue increased 9%. Net revenue in Other decreased 7% due primarily to the wind down of the handheld business and decreased sales of consumer warranty extensions. For fiscal 2011, the favorable impact on Personal Systems net revenue from unit increases was offset by a 5% decrease in ASPs due primarily to the competitive pricing environment.

        Personal Systems earnings from operations as a percentage of net revenue increased 0.9 percentage points in fiscal 2011. The increase was driven by improvements in gross margin resulting primarily from a favorable component pricing environment and lower warranty costs. Partially offsetting the increase in gross margin was an increase in operating expenses as a percentage of net revenue due primarily to unfavorable currency impact and increased selling costs.

Printing

	For the fiscal years ended October 31
	2012	2011	2010
	In millions
Net revenue	$24,487	$26,176	$26,176
Earnings from operations	$3,585	$3,927	$4,357
Earnings from operations as a % of net revenue	14.6%	15.0%	16.6%

        The components of the weighted net revenue change by Printing business units were as follows for the following fiscal years ended October 31:

	2012	2011
	Percentage Points
Supplies	(3.9)	0.0
Consumer Hardware	(1.5)	0.0
Commercial Hardware	(1.1)	0.0

Total Printing	(6.5)	0.0

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Printing net revenue decreased 6.5% (decreased 6.3% when adjusted for currency) in fiscal 2012, driven by broad-based consumer demand weakness in all regions. Printer unit volume declined 15%, while average revenue per unit increased by 8%. Net revenue for Supplies decreased 6% in fiscal 2012 driven by demand declines in all regions, the effects of which were partially offset by growth in large format printing supplies. Net revenue for Consumer Hardware decreased 14% in fiscal 2012, due primarily to a decline in consumer demand. Inkjet unit volume reductions of 18% were partially offset by a higher mix of high value inkjet units reflecting an increase in average revenue per unit of 6%. Net revenue for Commercial Hardware decreased 5% in fiscal 2012. The net revenue decline was driven by volume declines of 8%, due primarily to a weak worldwide demand environment impacting our LaserJet printer business. These negative impacts were offset by higher average revenue per unit of 2% and net revenue growth in both large format printers and our managed print services business.

        Printing earnings from operations as a percentage of net revenue decreased by 0.4 percentage points in fiscal 2012. Gross margin declined in fiscal 2012 due to an unfavorable currency impact driven by the strength of the Japanese yen and from lower ink supplies volumes as a result of demand declines in all regions. These effects were partially offset by our focus on higher-end inkjet printers combined with a higher mix of supplies. Operating expenses as a percentage of net revenue increased due to the decline in revenue and investments in research and development, the effects of which were partially offset by declines in marketing and administrative expenses.

        Printing net revenue remained flat (decreased 1.0% when adjusted for currency) in fiscal 2011. Net revenue for Commercial Hardware increased 3% in fiscal 2011 due primarily to double-digit net revenue growth in the graphics business, coupled with strong performance in transactional laser products in emerging geographies. These effects were partially offset by supply chain constraints in LaserJet printers as a result of the earthquake and tsunami in Japan. Net revenue for Supplies decreased 1% in fiscal 2011, driven by slower demand, particularly in Europe. These effects were partially offset by growth in large format printing supplies. Net revenue for Consumer Hardware decreased 4% in fiscal 2011, driven primarily by overall reductions in consumer electronics spending and competitive pricing pressures reflected in a mix shift towards lower-priced products and a decline in the average revenue per unit of 6%.

        Printing earnings from operations as a percentage of net revenue decreased by 1.6 percentage points in fiscal 2011, due primarily to a decline in gross margin, the effect of which was partially offset by lower operating expenses as a percentage of net revenue. The gross margin decline in fiscal 2011 was due primarily to increased logistics costs and supply chain constraints in LaserJet printers as a result of the Japan earthquake and tsunami, an unfavorable currency impact driven primarily by the strength of the yen, a continued mix shift in Consumer Hardware and Commercial Hardware to lower price point products coupled with a lower mix of supplies. These effects were partially offset by reductions in Printing's cost structure as a result of continued efforts to optimize our supply chain. The decrease in operating expenses as a percentage of net revenue in fiscal 2011 was due primarily to reduced marketing and administrative expenses, the effect of which was partially offset by higher field selling cost expenses.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Services

	For fiscal years ended October 31
	2012	2011	2010
	In millions
Net revenue	$34,922	$35,702	$35,276
Earnings from operations	$4,095	$5,203	$5,714
Earnings from operations as a % of net revenue	11.7%	14.6%	16.2%

        The components of the weighted net revenue change by Services business units were as follows for the following fiscal years ended October 31:

	2012	2011
	Percentage Points
Infrastructure Technology Outsourcing	(1.5)	0.7
Application and Business Services	(0.5)	(0.3)
Technology Services	(0.2)	0.8

Total Services	(2.2)	1.2

        Services net revenue decreased 2.2% (decreased 0.5% when adjusted for currency) in fiscal 2012 due to revenue decreases in all business units. ITO net revenue decreased by 3% in fiscal 2012. Contractual rate declines on ongoing contracts, increased deal selectivity designed to meet threshold margins and strategic fit, and an unfavorable currency impact contributed to the decrease in revenues. These effects were partially offset by an increase in product-related revenue and increased revenue from cloud and security offerings. The deal selectivity and contractual rate declines mentioned above are expected to adversely affect revenue in future periods. ABS net revenue decreased by 2% in fiscal 2012. The decrease was driven by declines in short-term project work combined with an unfavorable currency impact, the effect of which was partially offset by increases in sales of cloud and information management and analytics offerings. TS net revenue decreased by 1% in fiscal 2012, due primarily to revenue declines in our support business driven by an unfavorable currency impact. Support contract renewals remained steady while declines in third-party hardware support were offset by growth in project services.

        Services earnings from operations as a percentage of net revenue decreased by 2.9 percentage points in fiscal 2012. The decrease was due primarily to a gross margin decline driven by lower than expected revenue, contractual rate declines on ongoing contracts, a lower than expected resource utilization rate and additional costs associated with certain contract deliverable delays. These effects were partially offset by a continued focus on operating improvements and cost initiatives that favorably impacted the cost structure of all business units.

        Services net revenue increased 1.2% (decreased 1.3% when adjusted for currency) in fiscal 2011 due to revenue increases in ITO and TS business units. ITO net revenue increased by 2% in fiscal 2011. An increase in product-related revenue and a favorable currency impact were partially offset by a shortfall in short-term project contracts with existing clients. TS net revenue increased by 3% in fiscal 2011, due primarily to growth in our consulting business and a favorable currency impact, the effect of which was partially offset by reduced sales of third-party hardware. ABS net revenue decreased by 1% in fiscal 2011. The decrease was driven by the ExcellerateHRO divestiture completed at the end of the third quarter of fiscal 2010, declines in short-term project work and weakness in public sector spending. These effects were partially offset by a favorable currency impact.

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

Enterprise Servers, Storage and Networking

	For the fiscal years ended October 31
	2012	2011	2010
	In millions
Net revenue	$20,491	$22,064	$20,246
Earnings from operations	$2,132	$2,997	$2,814
Earnings from operations as a % of net revenue	10.4%	13.6%	13.9%

        The components of the weighted net revenue change by ESSN business units were as follows for the following fiscal years ended October 31:

	2012	2011
	Percentage Points
Industry Standard Servers	(4.2)	4.7
Business Critical Systems ("BCS")	(2.2)	(1.0)
Storage	(1.1)	1.3
Networking	0.4	4.0

Total ESSN	(7.1)	9.0

        ESSN net revenue decreased 7.1% (6.4% when adjusted for currency) in fiscal 2012 due primarily to revenue decreases in ISS, BCS and Storage. In fiscal 2012, ISS net revenue decreased by 7% driven by declines in unit volume and average unit prices. The declines were due primarily to competitive pricing pressures and macroeconomic challenges in EMEA. These effects were partially offset by increased demand for public and private cloud offerings. BCS net revenue decreased by 23% in fiscal 2012 mainly as a result of lower demand for our Itanium-based servers, the impact of which was slightly offset by growth in NonStop servers. Storage net revenue decreased 6% in fiscal 2012, due primarily to revenue declines in storage tape and networking products, the effect of which was partially offset by strong growth in 3PAR products and StoreOnce data deduplication solutions. Networking net revenue increased 4% in fiscal 2012 due to higher market demand for our core data center products, the effect of which was partially offset by competitive pricing pressures and the divestiture of our video surveillance business.

        ESSN earnings from operations as a percentage of net revenue decreased by 3.2 percentage points in fiscal 2012 driven by a decrease in gross margin coupled with an increase in operating expenses as a percentage of net revenue. The decrease in gross margin was due primarily to competitive pricing pressures, particularly in ISS and, to a lesser extent, in Networking. The increase in operating expenses as a percentage of net revenue was driven by an increase in research and development costs and field selling costs, the effect of which was partially offset by lower administrative and marketing expenses.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        ESSN net revenue increased 9.0% (7.0% when adjusted for currency) in fiscal 2011 due to growth in Networking and ISS. Total revenue from server and storage blades increased by 11% in fiscal 2011. ISS net revenue increased by 8% in fiscal 2011, driven primarily by unit volume growth coupled with increased average unit prices due to favorable demand for the latest generation of ISS products. The revenue increase was also driven by expansion in our converged infrastructure solutions and strong demand from public and private cloud customers. Networking net revenue increased by 50% due largely to our acquisition of 3Com in April 2010, strong market demand for our core data center products and the impact of our continued investments in sales coverage. Storage net revenue increased by 7% in fiscal 2011 driven primarily by strong performance in products related to our acquisition of 3PAR in September 2010 and growth in scale out storage arrays, entry-level arrays and StoreOnce data deduplication products. BCS net revenue decreased by 9% in fiscal 2011 mainly as a result of orders being delayed or cancelled following an announcement by an alliance partner that it intends to cease software development for our Itanium-based servers. The impact from reduced sales of Itanium-based servers was partially offset by higher demand for the latest generation of BCS scale-up x86 products and growth in NonStop servers.

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

Software

	For the fiscal years ended October 31
	2012	2011	2010
	In millions
Net revenue	$4,060	$3,367	$2,812
Earnings from operations	$827	$722	$787
Earnings from operations as a % of net revenue	20.4%	21.4%	28.0%

        Software net revenue increased 20.6% (21.3% when adjusted for currency) in fiscal 2012 due to revenues from acquired companies, primarily Autonomy, which was acquired in October, 2011. In fiscal 2012, net revenue from services, support and licenses increased by 71%, 16% and 8%, respectively.

        Software earnings from operations as a percentage of net revenue decreased by 1.0 percentage points in fiscal 2012 due primarily to a decrease in gross margin and a slight increase in operating expenses as a percentage of net revenue. The gross margin decline was due primarily to a lower mix of license revenue, the effect of which was partially offset by a highly profitable software deal entered into in the fourth quarter of fiscal 2012.

        Software net revenue increased 19.7% (18.1% when adjusted for currency) in fiscal 2011 due to revenues from acquired companies as well as growth in the organic business. The revenue growth was driven by good performance from our security and management suite offerings. In fiscal 2011, net revenue from services, licenses and support increased by 26%, 23% and 16%, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Software earnings from operations as a percentage of net revenue decreased by 6.6 percentage points in fiscal 2011. The operating margin decline was due primarily to the impact of deferred revenue write-downs and integration costs associated with acquisitions and investments in sales coverage and R&D, the effect of which was partially offset by the capitalization of certain software development costs.

HP Financial Services

	For the fiscal years ended October 31
	2012	2011	2010
	In millions
Net revenue	$3,819	$3,596	$3,047
Earnings from operations	$388	$348	$281
Earnings from operations as a % of net revenue	10.2%	9.7%	9.2%

        HPFS net revenue increased by 6.2% in fiscal 2012. The net revenue increase was due primarily to portfolio growth, along with higher buyout activity and higher end-of-lease revenue from residual expirations in line with portfolio growth. The effects of these changes were partially offset by unfavorable currency movements.

        HPFS earnings from operations as a percentage of net revenue increased by 0.5 percentage points in fiscal 2012. The increase was due primarily to an increase in gross margin. The increase in gross margin was due primarily to lower bad debt expense, the effect of which was partially offset by lower margins on end-of-term activities, including buyouts and lease extensions. Operating expenses as a percentage of net revenue were flat due to our continued focus on cost efficiencies.

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

Financing Originations

	For the fiscal years ended October 31
	2012	2011	2010
	In millions
Total financing originations	$6,590	$6,765	$5,987

        New financing originations, which represent the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 2.6% and increased 13.0% in fiscal 2012 and fiscal 2011, respectively. The decrease was driven by lower financing associated with HP product sales and services offerings, along with unfavorable currency impact.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows for the following fiscal years ended October 31:

	2012	2011
	In millions
Portfolio assets(1)	$13,054	$12,699

Allowance for doubtful accounts(2)	149	130
Operating lease equipment reserve	81	84

Total reserves	230	214

Net portfolio assets	$12,824	$12,485

Reserve coverage	1.8%	1.7%
Debt to equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of approximately $7.7 billion and $7.3 billion at October 31, 2012 and October 31, 2011, respectively, and net equipment under operating leases of $2.4 billion and $2.7 billion at October 31, 2012 and October 31, 2011, respectively, as disclosed in Note 11 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $0.9 billion and $1.0 billion at October 31, 2012 and October 31, 2011, respectively, and intercompany leases of approximately $2.1 billion and $1.7 billion at October 31, 2012 and October 31, 2011, respectively, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS. At October 31, 2012 and 2011, debt allocated to HPFS totalled $11.3 billion and $10.8 billion, respectively. The allocated intercompany debt to equity ratio above is comparable to that of other similar financing companies.

        At October 31, 2012 and 2011, HPFS cash balances were approximately $700 million and $500 million, respectively.

        Net portfolio assets at October 31, 2012 increased 2.7% from October 31, 2011. The increase resulted from higher levels of new financing originations in fiscal 2012, the effect of which was partially offset by an unfavorable currency impact. The overall percentage of portfolio asset reserves increased as a percentage of the portfolio assets.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        HPFS recorded net bad debt expenses of $54 million and $60 million in fiscal 2012 and fiscal 2011, respectively.

Corporate Investments

	For the fiscal years ended October 31
	2012	2011	2010
	In millions
Net revenue	$108	$208	$214
Loss from operations	$(238)	$(1,619)	$(358)
Loss from operations as a % of net revenue	(220.4)%	(778.4)%	(167.3)%

        Net revenue in Corporate Investments in fiscal 2012 relates primarily to business intelligence solutions and the former webOS device business. In fiscal 2012, the revenue decrease was a result of lower sales due to the wind down of the webOS device business announced in August 2011.

        Corporate Investments reported a smaller loss from operations in fiscal 2012 due primarily to the absence in the current period of charges recognized in the prior period related to the wind down of the webOS device business. The loss from operations in Corporate Investments was also due to expenses carried in the segment associated with corporate strategy, global alliances and HP Labs.

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

        Corporate Investments reported a higher loss from operations in fiscal 2011 due to $755 million of expenses primarily for supplier-related obligations and sales incentive programs related to winding down the webOS device business. The loss from operations in Corporate Investments was also due to expenses carried in the segment associated with corporate development, global alliances and HP Labs, which expenses increased from fiscal 2010 and were partially offset by a gain on the divestiture of HP's Halo video collaboration products business.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash balances are held in numerous locations throughout the world, with substantially all of those amounts held outside of the United States. Amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may from time to time be subject to short-term intercompany loans into the United States. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. Except for foreign earnings that are considered indefinitely reinvested outside of the United States, we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the United States and we would meet liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We do not expect restrictions or potential taxes on repatriation of amounts held

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

outside of the United States to have a material effect on HP's overall liquidity, financial condition or results of operations.

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

	For the fiscal years ended October 31
	2012	2011	2010
	In billions
Cash and cash equivalents	$11.3	$8.0	$10.9
Total debt	$28.4	$30.6	$22.3
Available borrowing resources(1)(2)	$17.4	$14.6	$13.8

(1)
In addition to these available borrowing resources, we are able to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement filed with the SEC in May 2012 (the "2012 Shelf Registration Statement").

(2)
Available borrowing resources does not include £2.2 billion ($3.6 billion) in borrowing resources under our 364-day senior unsecured bridge term loan agreement that was entered into in August 2011 and terminated in November 2011.

        Our cash position remains strong, and we expect that our cash balances, anticipated cash flow generated from operations and access to capital markets will be sufficient to cover cash outlays expected in fiscal 2013.

Cash Flows

        The following table summarizes the key cash flow metrics from our consolidated statements of cash flow:

	For the fiscal years ended October 31
	2012	2011	2010
	In millions
Net cash provided by operating activities	$10,571	$12,639	$11,922
Net cash used in investing activities	(3,453)	(13,959)	(11,359)
Net cash used in financing activities	(3,860)	(1,566)	(2,913)

Net increase (decrease) in cash and cash equivalents	$3,258	$(2,886)	$(2,350)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  Operating Activities

        Net cash provided by operating activities decreased by approximately $2.1 billion for fiscal 2012 as compared to fiscal 2011. The decrease was due primarily to lower net earnings and higher utilization of cash resources for payment of accounts payable, the impact of which was partially offset by lower investment in inventory and higher cash generated from collections of accounts and financing receivables. Net cash provided by operating activities increased by approximately $0.7 billion for fiscal 2011 as compared to fiscal 2010. The increase was due primarily to higher cash generated through the utilization of operating assets, primarily accounts and financing receivables, and lower utilization of cash resources for payment of accounts payable, the impact of which was partially offset by decreases in net earnings and cash utilized as a result of higher inventory levels.

        Our key working capital metrics are as follows:

	October 31
	2012	2011	2010
Days of sales outstanding in accounts receivable	49	51	50
Days of supply in inventory	25	27	23
Days of purchases outstanding in accounts payable	(53)	(52)	(52)

Cash conversion cycle	21	26	21

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $16.4 billion as of October 31, 2012.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance was $6.3 billion as of October 31, 2012.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $13.4 billion as of October 31, 2012.

        Our working capital requirements depend upon our effective management of the cash conversion cycle, which represents effectively the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

        The cash conversion cycle for fiscal 2012 decreased by five days compared to fiscal 2011. The decrease in DSO was due primarily to improved collections, an increase in cash discounts and a decline in extended payment terms. Additionally our DSO benefited from the current-period DSO calculation containing a full quarter of revenue from our Autonomy acquisition versus the approximately one month of revenue that was included in the prior-period DSO calculation. These favorable impacts to DSO were partially offset by revenue linearity. The decrease in DOS was due to lower inventory balances in most segments as of October 31, 2012. The increase in DPO was primarily due to improved purchasing linearity.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The cash conversion cycle for fiscal 2011 increased by five days as compared to fiscal 2010. The increase in DSO was primarily the result of unfavorable impact on receivables from the Autonomy acquisition, extended payment terms and an increase in unbilled and aged accounts receivables, the effect of which was offset by a favorable currency impact due to the strengthening U.S. dollar. The increase in DOS was a result of higher inventory levels at October 31, 2011 due primarily to a macro economic slowdown impacting our consumer businesses, the timing of shipments in our commercial hardware businesses and strategic purchases of certain components. DPO remained flat year over year.

Investing Activities

        Net cash used in investing activities decreased by $10.5 billion for fiscal 2012 as compared to fiscal 2011, due primarily to lower investments in acquisitions in 2012. Net cash used in investing activities increased by approximately $2.6 billion for fiscal 2011 as compared to fiscal 2010, due primarily to higher investments in acquisitions in 2011.

Financing Activities

        Net cash used in financing activities increased by approximately $2.3 billion for fiscal 2012 as compared to fiscal 2011. The increase was due primarily to lower net proceeds from the issuance of U.S. Dollar Global Notes and an increase in net repayment of commercial paper, the impact of which was partially offset by lower cash paid for repurchases of our common stock. Net cash used in financing activities decreased by approximately $1.3 billion for fiscal 2011 as compared to fiscal 2010. The decrease was due primarily to higher net proceeds from the issuance of debt and a decrease in cash paid for repurchases of our common stock, the impact of which was partially offset by higher net repayment of commercial paper and a decrease in cash received from the issuance of common stock under employee stock plans.

        For more information on our share repurchase programs, see Item 5 and Note 15 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

CAPITAL RESOURCES

Debt Levels

	For the fiscal years ended October 31
	2012	2011	2010
	In millions, except interest rates and ratios
Short-term debt	$6,647	$8,083	$7,046
Long-term debt	$21,789	$22,551	$15,258
Debt-equity ratio	1.25x	0.79x	0.55x
Weighted-average interest rate	2.95%	2.4%	2.0%

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, cash needed to support our financing business, investment plans (including acquisitions), share repurchase activities, overall cost of capital, and targeted capital structure.

        Short-term debt and long-term debt decreased by $1.4 billion and $0.8 billion, respectively, for fiscal 2012 as compared to fiscal 2011. The net decrease in total debt is due primarily to fewer acquisitions, and lower levels of share repurchases coupled with maturities in some obligations. In fiscal

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

2011, short-term debt and long-term debt increased by $1.0 billion and $7.3 billion, respectively, as compared to fiscal 2010. The net increase in total debt is due primarily to investments in acquisitions and share repurchases.

        During fiscal 2013, $5.5 billion of U.S. Dollar Global Notes will mature. We expect to have sufficient cash, cash from operations and access to capital markets to repay those maturing global notes.

        Our debt-equity ratio is calculated as the carrying value of debt divided by the carrying value of equity. Our debt-equity ratio increased by 0.46x in fiscal 2012, due primarily to a decrease in shareholders equity by $16.2 billion at the end of fiscal 2012. Our debt-equity ratio increased by 0.24x in fiscal 2011, due primarily to the issuance of $11.6 billion of U.S Dollar Global Notes and a decrease in shareholders equity by $1.8 billion at the end of fiscal 2011.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the year; it factors in the impact of swapping some of our global notes with fixed interest rates for global notes with floating interest rates. For more information on our interest rate swaps, see Note 10 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The low weighted-average interest rate over the past three years is a result of a combination of lower market interest rates and swapping some of our fixed-interest obligations associated with some of our fixed-rate U.S. Dollar Global Notes for variable-rate obligations through interest rate swaps in a declining rate environment.

        For more information on our borrowings, see Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Available Borrowing Resources

        At October 31, 2012, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At October 31, 2012
In millions
2012 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	$16,135
Uncommitted lines of credit(1)	$ 1,301

(1)
For more information on our available borrowings resources, see Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. The ratings as of October 31, 2012 were:

	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-2	Prime-2	F2
Long-term debt ratings	BBB+	A3	A-

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Our credit ratings were downgraded by Fitch Ratings Services to F2 and A- in the fourth quarter of fiscal 2012. Moody's Investors Service subsequently downgraded our long-term debt from A3 to Baa1 in November 2012. Our credit ratings remain under negative outlook by Moody's Investors Service. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, these downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper, and may require the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade in our credit ratings by any of the three rating agencies may further impact us in a similar manner, and, depending on the extent of the downgrade, could have a negative impact on our liquidity and capital position. We will rely on alternative sources of funding, including drawdowns under our credit facilities or the issuance of debt or other securities under our existing shelf registration statement, if necessary, to offset reductions in the market capacity for our commercial paper.

CONTRACTUAL AND OTHER OBLIGATIONS

        The impact that we expect our contractual and other obligations as of October 31, 2012 to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on long-term debt(1)	$26,811	$5,638	$7,411	$5,824	$7,938
Interest payments on long-term debt(2)	5,346	600	1,035	815	2,896
Operating lease obligations	3,242	752	1,141	556	793
Purchase obligations(3)	1,632	1,131	448	53	—
Capital lease obligations	354	59	251	11	33

Total	$37,385	$8,180	$10,286	$7,259	$11,660

(1)
Amounts represent the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts and premiums.

(2)
Amounts represent the expected interest cash payments relating to our long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of modifying the fixed-interest obligations associated with some of our fixed global notes for variable rate obligations. The impact of these interest rate swaps was factored into the calculation of the future interest payments on long-term debt.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Income Tax Obligations

        In addition to the above, at October 31, 2012, we had approximately $2.3 billion of recorded liabilities and related interest and penalties pertaining to uncertainty in income tax positions, which will be partially offset by $338 million of deferred tax assets and interest receivable. These liabilities and related interest and penalties include $81 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. See Note 14 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional information on taxes.

Restructuring Funding Commitments

        As a result of our approved restructuring plans, we expect future cash expenditures of approximately $2.7 billion. We expect to make cash payments of approximately $1.6 billion in fiscal 2013 with remaining cash payments through fiscal 2016. In addition to these cash expenditures, we expect to fund approximately $833 million of the enhanced early retirement program ("EER") announced in May 2012 through use of our U.S. pension plan assets. The use of plan assets to fund the U.S. EER in fiscal 2012 did not cause us to increase our funding to our U.S. pension plan. See Note 8 and Note 16 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference, for additional information on our restructuring plans and pension activities, respectively. We expect to use a combination of cash from operations and our available borrowing resources to meet our near-term funding commitments.

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

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2012, we are not involved in any material unconsolidated SPEs.

        HP has third-party financing arrangements in order to facilitate the working capital requirements of certain partners consisting of revolving short-term financing. The total aggregate capacity of the facilities was $1.5 billion as of October 31, 2012, including a $0.9 billion partial recourse facility entered into in May 2011 and an aggregate capacity of $0.6 billion in non-recourse facilities. For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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

Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in approximately 75 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal 2012 were the euro, the Japanese yen, Chinese yuan renminbi and the British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone. We use a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue and, to a lesser extent, cost of sales and inter-company lease loans denominated in currencies other than the U.S. dollar. In addition, when debt is denominated in a foreign currency, we may use swaps to exchange the foreign currency principal and interest obligations for U.S. dollar-denominated amounts to manage the exposure to changes in foreign currency exchange rates. We also use other derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency balance sheet exposures. For these types of derivatives and hedges we recognize the gains and losses on these foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures, primarily if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or the currency is difficult or too expensive to hedge.

        We have performed sensitivity analyses as of October 31, 2012 and 2011, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect at October 31, 2012 and 2011. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $71 million and $96 million at October 31, 2012 and October 31, 2011, respectively.

Interest rate risk

        We also are exposed to interest rate risk related to our debt and investment portfolios and financing receivables. We issue long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. We then often use interest rate and/or currency swaps to modify the market risk exposures in connection with the debt to achieve U.S. dollar LIBOR-based floating interest expense. The swap transactions generally involve the exchange of fixed for floating interest payments. However, we may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if we believe a larger proportion of fixed-rate debt would be beneficial. In order to hedge the fair value of certain fixed-rate investments, we may enter into interest rate swaps that convert fixed interest returns into variable interest returns. We may use cash flow hedges to hedge the variability of LIBOR-based interest income received on certain variable-rate investments. We may also enter into interest rate swaps that convert variable rate interest returns into fixed-rate interest returns.

        We have performed sensitivity analyses as of October 31, 2012 and 2011, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investment instruments, financing receivables and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments, interest rate swaps and financing receivables. The discount rates we used were based on the market interest rates in effect at October 31, 2012 and 2011. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, investment instruments and financing receivables, net of interest rate swap positions, of $121 million at October 31, 2012 and $145 million at October 31, 2011.

Equity price risk

        We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $59 million at October 31, 2012 and $118 million at October 31, 2011. We monitor our equity investments for impairment on a periodic basis. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. However, we may use derivative transactions to hedge certain positions from time to time. We do not purchase our equity securities with the intent to use them for speculative purposes. A hypothetical 30% adverse change in the stock prices of our publicly traded equity securities would result in a loss in the fair values of our marketable equity securities of approximately $18 million and $35 million at October 31, 2012 and 2011, respectively. The aggregate cost of investments in privately-held companies, and other investments was $59 million at October 31, 2012 and $57 million at October 31, 2011.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
    Hewlett-Packard Company

        We have audited the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett-Packard Company and subsidiaries at October 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hewlett-Packard Company's internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 27, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
December 27, 2012

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
    Hewlett-Packard Company

        We have audited Hewlett-Packard Company's internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hewlett-Packard Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Hewlett-Packard Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2012, and our report dated December 27, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
December 27, 2012

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

        HP's management assessed the effectiveness of HP's internal control over financial reporting as of October 31, 2012, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the assessment by HP's management, we determined that HP's internal control over financial reporting was effective as of October 31, 2012. The effectiveness of HP's internal control over financial reporting as of October 31, 2012 has been audited by Ernst & Young LLP, HP's independent registered public accounting firm, as stated in their report which appears on page 76 of this Annual Report on Form 10-K.

/s/ MARGARET C. WHITMAN Margaret C. Whitman President and Chief Executive Officer December 27, 2012	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer December 27, 2012

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2012	2011	2010
	In millions, except per share amounts
Net revenue:
Products	$77,887	$84,757	$84,799
Services	42,008	42,039	40,816
Financing income	462	449	418

Total net revenue	120,357	127,245	126,033

Costs and expenses:
Cost of products	59,468	65,167	65,064
Cost of services	32,600	31,945	30,486
Financing interest	317	306	302
Research and development	3,399	3,254	2,959
Selling, general and administrative	13,500	13,577	12,822
Amortization of purchased intangible assets	1,784	1,607	1,484
Impairment of goodwill and purchased intangible assets	18,035	885	—
Restructuring charges	2,266	645	1,144
Acquisition-related charges	45	182	293

Total operating expenses	131,414	117,568	114,554

(Loss) earnings from operations	(11,057)	9,677	11,479

Interest and other, net	(876)	(695)	(505)

(Loss) earnings before taxes	(11,933)	8,982	10,974
Provision for taxes	(717)	(1,908)	(2,213)

Net (loss) earnings	$(12,650)	$7,074	$8,761

Net (loss) earnings per share:
Basic	$(6.41)	$3.38	$3.78

Diluted	$(6.41)	$3.32	$3.69

Weighted-average shares used to compute net (loss) earnings per share:
Basic	1,974	2,094	2,319

Diluted	1,974	2,128	2,372

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31
	2012	2011	2010
	In millions
Net (loss) earnings	$(12,650)	$7,074	$8,761

Other comprehensive (loss) income before tax:
Change in unrealized gains on available-for-sale securities	25	17	25

Change in unrealized gains / losses on cash flow hedges:
Unrealized gains (losses) arising during the period	335	(374)	369
(Gains) losses reclassified into earnings	(399)	658	(431)

	(64)	284	(62)

Change in unrealized components of defined benefit plans:
Losses arising during the period	(2,457)	(289)	(858)
Amortization of actuarial loss and prior service benefit	172	174	157
Curtailments, settlements and other	122	2	16

	(2,163)	(113)	(685)

Change in cumulative translation adjustment	(47)	66	59

Other comprehensive (loss) income before taxes	(2,249)	254	(663)
Benefit for taxes	188	85	73

Other comprehensive (loss) income, net of tax	(2,061)	339	(590)

Comprehensive (loss) income	$(14,711)	$7,413	$8,171

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31
	2012	2011
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$11,301	$8,043
Accounts receivable	16,407	18,224
Financing receivables	3,252	3,162
Inventory	6,317	7,490
Other current assets	13,360	14,102

Total current assets	50,637	51,021

Property, plant and equipment	11,954	12,292
Long-term financing receivables and other assets	10,593	10,755
Goodwill	31,069	44,551
Purchased intangible assets	4,515	10,898

Total assets	$108,768	$129,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$6,647	$8,083
Accounts payable	13,350	14,750
Employee compensation and benefits	4,058	3,999
Taxes on earnings	846	1,048
Deferred revenue	7,494	7,449
Accrued restructuring	771	654
Other accrued liabilities	13,500	14,459

Total current liabilities	46,666	50,442

Long-term debt	21,789	22,551
Other liabilities	17,480	17,520
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,963 and 1,991 shares issued and outstanding, respectively)	20	20
Additional paid-in capital	6,454	6,837
Retained earnings	21,521	35,266
Accumulated other comprehensive loss	(5,559)	(3,498)

Total HP stockholders' equity	22,436	38,625
Non-controlling interests	397	379

Total stockholders' equity	22,833	39,004

Total liabilities and stockholders' equity	$108,768	$129,517

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2012	2011	2010
	In millions
Cash flows from operating activities:
Net (loss) earnings	$(12,650)	$7,074	$8,761
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	5,095	4,984	4,820
Impairment of goodwill and purchased intangible assets	18,035	885	—
Stock-based compensation expense	635	685	668
Provision for doubtful accounts—accounts and financing receivables	142	81	156
Provision for inventory	277	217	189
Restructuring charges	2,266	645	1,144
Deferred taxes on earnings	(711)	166	197
Excess tax benefit from stock-based compensation	(12)	(163)	(294)
Other, net	265	(46)	169
Changes in operating assets and liabilities:
Accounts and financing receivables	1,269	(227)	(2,398)
Inventory	890	(1,252)	(270)
Accounts payable	(1,414)	275	(698)
Taxes on earnings	(320)	610	723
Restructuring	(840)	(1,002)	(1,334)
Other assets and liabilities	(2,356)	(293)	89

Net cash provided by operating activities	10,571	12,639	11,922

Cash flows from investing activities:
Investment in property, plant and equipment	(3,706)	(4,539)	(4,133)
Proceeds from sale of property, plant and equipment	617	999	602
Purchases of available-for-sale securities and other investments	(972)	(96)	(51)
Maturities and sales of available-for-sale securities and other investments	662	68	200
Payments in connection with business acquisitions, net of cash acquired	(141)	(10,480)	(8,102)
Proceeds from business divestiture, net	87	89	125

Net cash used in investing activities	(3,453)	(13,959)	(11,359)

Cash flows from financing activities:
(Payments) issuance of commercial paper and notes payable, net	(2,775)	(1,270)	4,156
Issuance of debt	5,154	11,942	3,156
Payment of debt	(4,333)	(2,336)	(1,323)
Issuance of common stock under employee stock plans	716	896	2,617
Repurchase of common stock	(1,619)	(10,117)	(11,042)
Excess tax benefit from stock-based compensation	12	163	294
Cash dividends paid	(1,015)	(844)	(771)

Net cash used in financing activities	(3,860)	(1,566)	(2,913)

Increase (decrease) in cash and cash equivalents	3,258	(2,886)	(2,350)
Cash and cash equivalents at beginning of period	8,043	10,929	13,279

Cash and cash equivalents at end of period	$11,301	$8,043	$10,929

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
					Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total HP Stockholders' Equity	Non- controlling Interests	Total
	In millions, except number of shares in thousands
Balance October 31, 2009	2,364,809	$24	$13,804	$29,936	$(3,247)	$40,517	$247	$40,764
Net earnings				8,761		8,761		8,761
Other comprehensive loss					(590)	(590)		(590)

Comprehensive income						8,171		8,171

Issuance of common stock in connection with employee stock plans and other	80,335	1	2,606			2,607		2,607
Repurchases of common stock	(241,246)	(3)	(5,809)	(5,259)		(11,071)		(11,071)
Net excess tax benefits from employee stock plans			300			300		300
Cash dividends declared				(743)		(743)		(743)
Stock-based compensation expense			668			668		668
Changes in non-controlling interest							85	85

Balance October 31, 2010	2,203,898	$22	$11,569	$32,695	$(3,837)	$40,449	$332	$40,781
Net earnings				7,074		7,074		7,074
Other comprehensive income					339	339		339

Comprehensive income						7,413		7,413

Issuance of common stock in connection with employee stock plans and other	45,461	1	751			752		752
Repurchases of common stock	(258,853)	(3)	(6,296)	(3,669)		(9,968)		(9,968)
Net excess tax benefits from employee stock plans			128			128		128
Cash dividends declared				(834)		(834)		(834)
Stock-based compensation expense			685			685		685
Changes in non-controlling interest							47	47

Balance October 31, 2011	1,990,506	$20	$6,837	$35,266	$(3,498)	$38,625	$379	$39,004
Net loss				(12,650)		(12,650)		(12,650)
Other comprehensive loss					(2,061)	(2,061)		(2,061)

Comprehensive loss						(14,711)		(14,711)

Issuance of common stock in connection with employee stock plans and other	39,068		682	1		683		683
Repurchases of common stock	(66,736)		(1,525)	(101)		(1,626)		(1,626)
Net excess tax benefits from employee stock plans			(175)			(175)		(175)
Cash dividends declared				(995)		(995)		(995)
Stock-based compensation expense			635			635		635
Changes in non-controlling interest							18	18

Balance October 31, 2012	1,962,838	$20	$6,454	$21,521	$(5,559)	$22,436	$397	$22,833

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Hewlett-Packard Company, its wholly-owned subsidiaries and its controlled majority-owned subsidiaries (collectively, "HP"). HP accounts for equity investments in companies over which HP has the ability to exercise significant influence but does not hold a controlling interest under the equity method, and HP records its proportionate share of income or losses in interest and other, net in the Consolidated Statements of Earnings. HP has eliminated all significant intercompany accounts and transactions.

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

        HP's revenue recognition policies provide that, when a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, HP allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE"), if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue.

        HP limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

        HP evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refund or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item, and the delivery and performance of the undelivered item is considered probable and substantially in HP's control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition is determined for the combined unit as a single unit. Allocation of the consideration is determined at arrangement inception on the basis of each unit's relative selling price.

        HP establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The best estimate of selling price is established considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions, such as competitor pricing strategies and industry technology life cycles.

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

  Products

  Hardware

        Under HP's standard terms and conditions of sale, HP transfers title and risk of loss to the customer at the time product is delivered to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. HP reduces revenue for estimated customer returns, price protection, rebates and other programs offered under sales agreements established by HP with its distributors and resellers. HP records revenue from the sale of equipment under sales-type leases as product revenue at the inception of the lease. HP accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience, at the time HP recognizes revenue.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

  Software

        In accordance with the specific guidance for recognizing software revenue, where applicable, HP recognizes revenue from perpetual software licenses at the inception of the license term, assuming all revenue recognition criteria have been met. Term-based software license revenue is recognized on a subscription basis over the term of the license entitlement. HP uses the residual method to allocate revenue to software licenses at the inception of the license term when VSOE of fair value for all undelivered elements exists, such as post-contract support, and all other revenue recognition criteria have been satisfied. Revenue generated from maintenance and unspecified upgrades or updates on a when-and-if-available basis is recognized over the period during which such items are delivered. HP recognizes revenue for software hosting or software-as-a-service (SaaS) arrangements as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In software hosting arrangements where software licenses are sold, the associated software revenue is recognized according to whether perpetual licenses or term licenses are sold, subject to the above guidance. In SaaS arrangements where software licenses are not sold, the entire arrangement is recognized on a subscription basis over the term of the arrangement.

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

        HP recognizes costs associated with outsourcing contracts as incurred, unless such costs relate to the startup phase of the outsourcing contract which generally has no standalone value, in which case HP defers and subsequently amortizes these set-up costs over the contractual services period. Deferred contract costs are amortized on a straight-line basis over the remaining original term unless an accelerated method is deemed more appropriate. Based on actual and projected contract financial performance indicators, the recoverability of deferred contract costs associated with a particular contract is analyzed on a periodic basis using the undiscounted estimated cash flows of the whole contract over its remaining contract term. If such undiscounted cash flows are insufficient to recover the long-lived assets and deferred contract costs, the deferred contract costs are written down based on a discounted cash flow model. If a cash flow deficiency remains after reducing the balance of the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

deferred contract costs to zero, any remaining long-lived assets related to that contract are evaluated for impairment. HP recognizes losses on consulting and outsourcing arrangements in the period in which such contractual losses become probable and estimable.

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

Advertising

        HP expenses advertising costs as incurred or when the advertising is first run. Such costs totaled approximately $1.0 billion in fiscal 2012, $1.2 billion in fiscal 2011 and $1.0 billion in fiscal 2010.

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

Cash and Cash Equivalents

        HP classifies investments as cash equivalents if the original maturity of an investment is three months or less. Cash equivalents consist primarily of highly liquid investments in time deposits held in major banks, money market funds and mutual funds. As of October 31, 2012 and 2011, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity.

Investments

        HP's investments consist principally of time deposits, institutional bonds, mutual funds, corporate debt, other debt securities, and equity securities of publicly-traded and privately-held companies.

        Debt and marketable equity securities are generally considered available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, recorded in accumulated other comprehensive loss, a component of equity. The realized gains and losses for available-for-sale securities are included in other income and expense in the Consolidated Statement of Earnings. Realized gains and losses are calculated based on the specific identification method.

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

        HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of all of these distributors' and resellers' aggregated accounts deteriorate substantially, HP's operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe, collectively represented approximately 14% of gross accounts receivable at both October 31, 2012 and October 31, 2011. No single customer accounts for more than 10% of accounts receivable. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable.

Other Concentration

        HP obtains a significant number of components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of HP's relationship with a single source supplier, or any unilateral modification to the contractual terms under which HP is supplied components by a single source supplier could adversely affect HP's revenue and gross margins.

Allowance for Doubtful Accounts

        HP establishes an allowance for doubtful accounts for trade and financing receivables. HP maintains bad debt reserves based on a variety of factors, including the length of time receivables are past due, trends in overall weighted-average risk rating of the total portfolio, macroeconomic conditions, significant one-time events, historical experience and the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors and the financial condition of customers. HP records a specific reserve for individual accounts when HP becomes aware of specific customer circumstances, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If there are additional changes in the circumstances related to the specific customer, HP further adjusts estimates of the recoverability of receivables.

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

Property, Plant and Equipment

        HP states property, plant and equipment at cost less accumulated depreciation. HP capitalizes additions and improvements and expenses maintenance and repairs as incurred. Depreciation is computed using straight-line or accelerated methods over the estimated useful lives of the assets. Estimated useful lives are five to 40 years for buildings and improvements and three to 15 years for machinery and equipment. HP depreciates leasehold improvements over the life of the lease or the asset, whichever is shorter. HP depreciates equipment held for lease over the initial term of the lease to the equipment's estimated residual value. The estimated useful lives of assets used solely to support a customer services contract generally do not exceed the term of the customer contract. Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in the Consolidated Statements of Earnings.

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

Business Combinations

        HP includes the results of operations of the businesses that it has acquired in HP's consolidated results as of the respective dates of acquisition. HP allocates the fair value of the purchase consideration of its acquisitions to the tangible assets acquired, liabilities assumed and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired companies and HP and the acquired assembled workforce, neither of which qualifies as an amortizable intangible asset. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, HP records a charge for the value of the related intangible asset to HP's Consolidated Statement of Earnings in the period it is abandoned.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.

Goodwill and Purchased Intangible Assets

        Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. HP reviews goodwill and purchased intangible assets with indefinite lives for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For goodwill, HP performs a two-step impairment test. In the first step, HP compares the fair value of each reporting unit to its carrying value. HP determines the fair values of its reporting units using a weighting of fair values derived most significantly from the income approach and to a lesser extent the market approach. Under the income approach, HP calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. Under the market approach, HP estimates the fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The weighting of the fair value derived from the market approach ranges from 0% to 50% depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, HP may estimate the fair value of a reporting unit using only the income approach. In order to assess the reasonableness of the calculated fair values of its reporting units, HP also compares the sum of the reporting units' fair values to HP's market capitalization and calculates an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). HP evaluates the control premium by comparing it to control premiums of recent comparable transactions. If the implied control premium is not reasonable in light of these recent transactions, HP will reevaluate its fair value estimates of the reporting units by adjusting the discount rates and/or other assumptions. As a result, when there is a significant decline in HP's stock price, as occurred during fiscal 2012, this reevaluation could correlate to lower estimated fair values for certain or all of HP's reporting units. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, HP must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

        Except for Services, Software and Corporate Investments, HP's reporting units are consistent with the reportable segments identified in Note 19. The enterprise services ("ES") and technology services ("TS") businesses are the reporting units within the Services segment. ES includes the Infrastructure Technology Outsourcing ("ITO") and Application and Business Services ("ABS") business units. The Software segment includes two reporting units, which are Autonomy Corporation plc ("Autonomy") and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

the legacy HP software business. The webOS business is also a separate reporting unit within the Corporate Investments segment.

        HP estimates the fair value of indefinite-lived purchased intangible assets using an income approach. HP recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

        HP reviews purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of these intangible assets is assessed based on the undiscounted future cash flows expected to result from the use of the asset. If the undiscounted future cash flows are less than the carrying value, the purchased intangible assets with finite lives are considered to be impaired. The amount of the impairment loss, if any, is measured as the difference between the carrying amount of these assets and the fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

        HP amortizes purchased intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from one to ten years.

Long-Lived Asset Impairment

        HP evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. HP assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When HP identifies an impairment, HP reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Fair Value of Financial Instruments

        HP measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Financial instruments are primarily comprised of time deposits, money market funds, corporate and other debt securities, equity securities and other investments in common stock and common stock equivalents and derivatives. See Note 9 for a further discussion on fair value of financial instruments.

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

Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board issued new guidance on testing goodwill for impairment. The new guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. HP adopted this accounting standard in the fourth fiscal quarter of 2012. For HP's annual goodwill impairment test in the fourth quarter of fiscal 2012, HP performed a quantitative test for all of its reporting units. Due to the recent trading values of HP's stock price, HP believed it was appropriate to have recent fair values for each of its reporting units in order to assess the reasonableness of the sum of these fair values as compared to HP's market capitalization.

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include incentive compensation plans and an employee stock purchase plan ("ESPP").

Stock-Based Compensation Expense and Related Income Tax Benefits

        Total stock-based compensation expense before income taxes for fiscal 2012, 2011 and 2010 was $635 million, $685 million and $668 million, respectively. The resulting income tax benefit for fiscal 2012, 2011 and 2010 was $197 million, $219 million and $216 million, respectively.

        Cash received from option exercises and purchases under the ESPP was $0.7 billion in fiscal 2012, $0.9 billion in fiscal 2011 and $2.6 billion for fiscal 2010. The benefit realized for the tax deduction from option exercises of the share-based payment awards in fiscal 2012, 2011 and 2010 was $57 million, $220 million and $414 million, respectively.

Incentive Compensation Plans

        HP's incentive compensation plans include principal equity plans adopted in 2004 (as amended in 2010), 2000 and 1995 ("principal equity plans"), as well as various equity plans assumed through acquisitions under which stock-based awards are outstanding. Stock-based awards granted from the principal equity plans include restricted stock awards, stock options and performance-based restricted units ("PRUs"). Employees meeting certain employment qualifications are eligible to receive stock-based awards.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        Under the principal equity plans, HP granted certain employees restricted stock awards, cash-settled awards, or both. Restricted stock awards are non-vested stock awards that may include grants of restricted stock or grants of restricted stock units. Restricted stock awards and cash-settled awards are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest one to three years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. However, shares underlying restricted stock units are included in the calculation of diluted earnings per share ("EPS"). HP expenses the fair market value of restricted stock awards, as determined on the date of grant, ratably over the period during which the restrictions lapse.

        Stock options granted under the principal equity plans are generally non-qualified stock options, but the principal equity plans permit some options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. Stock options generally vest over three to four years from the date of grant. The exercise price of a stock option is equal to the fair market value of HP's common stock on the option grant date (as determined by the reported sale prices of HP's common stock when the market closes on that date). In fiscal 2012 and 2011, HP granted performance-contingent stock options that vest only upon the satisfaction of both service and market conditions prior to the expiration of the awards.

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

        Recipients of PRU awards generally must remain employed by HP on a continuous basis through the end of the applicable three-year performance period in order to receive any portion of the shares subject to that award. Target Shares subject to PRU awards do not have dividend equivalent rights and do not have the voting rights of common stock until earned and issued, following the end of the applicable performance period. The expense for these awards, net of estimated forfeitures, is recorded over the requisite service period based on the number of Target Shares that are expected to be earned and the achievement of the cash flow and revenue growth goals during the performance period.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

  Restricted Stock Awards

        Non-vested restricted stock awards as of October 31, 2012 and 2011 and changes during fiscal 2012 and 2011 were as follows:

	2012		2011
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands
Outstanding at beginning of year	16,813	$39	5,848	$45
Granted	20,316	$27	17,569	$38
Vested	(8,521)	$38	(5,660)	$41
Forfeited	(3,076)	$34	(944)	$43

Outstanding at end of year	25,532	$31	16,813	$39

        The details of restricted stock awards granted were as follows:

	2012		2011
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands
Restricted stock	—	$—	335	$42
Restricted stock units	20,316	$27	17,234	$38

	20,316	$27	17,569	$38

        The details of non-vested restricted stock awards at fiscal year end were as follows:

	2012	2011
	Shares in thousands
Non-vested at October 31:
Restricted stock	349	984
Restricted stock units	25,183	15,829

	25,532	16,813

        At October 31, 2012, there was $508 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expected to recognize over the remaining weighted-average vesting period of 1.3 years. At October 31, 2011, there was $526 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expected to recognize over the remaining weighted-average vesting period of 1.4 years.

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

        HP estimated the weighted-average fair value of stock options using the following weighted-average assumptions:

	2012	2011	2010
Weighted-average fair value of grants per share(1)	$9.06	$7.85	$13.33
Implied volatility	42%	41%	30%
Risk-free interest rate	1.17%	1.20%	2.06%
Dividend yield	1.83%	1.97%	0.68%
Expected life in months	67	63	61

(1)
The fair value calculation was based on stock options granted during the period.

        Option activity as of October 31 during each fiscal year was as follows:

	2012				2011
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	120,243	$28			142,916	$28
Granted and assumed through acquisitions	7,529	$27			18,804	$21
Exercised	(29,683)	$20			(37,121)	$23
Forfeited/cancelled/expired	(10,793)	$35			(4,356)	$39

Outstanding at end of year	87,296	$29	3.0	$15	120,243	$28	3.0	$460

Vested and expected to vest at end of year	85,935	$29	2.9	$15	117,066	$28	2.9	$442

Exercisable at end of year	68,437	$31	1.9	$12	97,967	$29	2.0	$332

        In connection with fiscal 2011 acquisitions, HP assumed options to purchase approximately 6 million shares with a weighted-average exercise price of $14 per share.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on October 31, 2012

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

and 2011. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of fiscal 2012 and fiscal 2011 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised in fiscal 2012, 2011 and 2010 was $0.2 billion, $0.7 billion and $1.3 billion, respectively. Total grant date fair value of options vested and expensed in fiscal 2012, 2011 and 2010 was $104 million, $95 million and $93 million, respectively, net of taxes.

        Information about options outstanding at October 31, 2012 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	In thousands	In years		In thousands
$0-$9.99	1,097	5.3	$6	994	$6
$10-$19.99	8,441	5.3	$14	4,622	$14
$20-$29.99	36,396	3.6	$24	22,369	$23
$30-$39.99	21,962	1.4	$32	21,645	$32
$40-$49.99	18,313	2.3	$43	17,945	$43
$50-$59.99	810	4.2	$52	585	$52
$60 and over	277	1.5	$75	277	$75

	87,296	3.0	$29	68,437	$31

        At October 31, 2012, there was $157 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expected to recognize over a weighted-average vesting period of 1.8 years. At October 31, 2011, there was $264 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expected to recognize over a weighted-average vesting period of 2.3 years.

  Performance-Based Restricted Units

        For PRU awards granted in fiscal year 2012, HP estimates the fair value of the Target Shares using HP's closing stock price on the measurement date. The weighted-average fair value per share for the first year of the three-year performance period applicable to PRUs granted in fiscal year 2012 was $27.00. The estimated fair value of the Target Shares for the second and third years for PRUs granted in fiscal year 2012 will be determined on the measurement date applicable to those PRUs, which will occur during the period that the annual performance goals are approved for those PRUs, and the expense will be amortized over the remainder of the applicable three-year performance period.

        For PRU awards granted prior to fiscal year 2012, HP estimates the fair value of the Target Shares subject to those awards using the Monte Carlo simulation model, as the TSR modifier represents a market condition. The following weighted-average assumptions, in addition to projections of market

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

conditions, were used to determine the weighted-average fair values of these PRU awards for fiscal years ended October 31:

	2012	2011	2010
Weighted-average fair value of grants per share	$3.35 (1)	$27.59 (2)	$57.13 (3)
Expected volatility(4)	41%	30%	38%
Risk-free interest rate	0.14%	0.38%	0.73%
Dividend yield	1.78%	0.75%	0.64%
Expected life in months	15	19	22

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

(3)
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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        Non-vested PRUs as of October 31, 2012 and 2011 and changes during fiscal 2012 and 2011 were as follows:

	2012	2011
	Shares in thousands
Outstanding Target Shares at beginning of year	11,382	18,508
Granted	1,251	5,950
Vested	—	—
Change in units due to performance and market conditions achievement for PRUs vested in the year(1)	(5,617)	(10,862)
Forfeited	(1,328)	(2,214)

Outstanding Target Shares at end of year	5,688	11,382

Outstanding Target Shares of PRUs assigned a fair value at end of year	3,492 (2)	5,867 (3)

(1)
The minimum level of TSR was not met for PRUs granted in fiscal 2010 and 2009, which resulted in the cancellation of approximately 5.6 million and 10.9 million Target Shares on October 31, 2012 and October 31, 2011, respectively.

(2)
Excludes Target Shares for the third year for PRUs granted in fiscal 2011 and for the second and third years for PRUs granted in fiscal 2012, as the measurement date has not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual performance goals are approved.

(3)
Excludes Target Shares for the third year for PRUs granted in fiscal 2010 and for the second and third years for PRUs granted in fiscal 2011, as the measurement date has not yet been established.

        At October 31, 2012, there was $17 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expected to recognize over the remaining weighted-average vesting period of 1.1 years. At October 31, 2011, there was $82 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expected to recognize over the remaining weighted-average vesting period of 1.4 years.

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

        For purchases made on or after October 31, 2011, employees purchased stock under the 2011 ESPP at a price equal to 95% of the fair market value on the purchase date. Because all the criteria of a non-compensatory plan were met, no stock-based compensation expense was recorded in connection with those purchases. From May 1, 2009 to October 31, 2010, no discount was offered for purchases made under the 2000 ESPP.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        The ESPP activity as of October 31 during each fiscal year was as follows:

	2012	2011	2010
	In millions, except weighted-average purchase price per share
Compensation expense, net of taxes	$—	$—	$—
Shares purchased	6.21	1.75	1.62
Weighted-average purchase price per share	$17	$25	$47

	2012	2011	2010
	In thousands
Employees eligible to participate	301	261	251
Employees who participated	21	18	18

Shares Reserved

        Shares available for future grant and shares reserved for future issuance under the ESPP and incentive compensation plans were as follows:

	2012	2011	2010
	Shares in thousands
Shares available for future grant at October 31	152,837	172,259	124,553	(1)

Shares reserved for future issuance under all stock-related benefit plans at October 31	270,498	319,602	296,973

(1)
Includes 30 million shares that expired in November 2010.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3: Net Earnings Per Share (Continued)

        The reconciliation of the numerators and denominators of the basic and diluted earnings and loss per share calculations was as follows for the following fiscal years ended October 31:

	2012	2011	2010
	In millions, except per share amounts
Numerator:
Net (loss) earnings(1)	$(12,650)	$7,074	$8,761

Denominator:
Weighted-average shares used to compute basic EPS	1,974	2,094	2,319
Dilutive effect of employee stock plans(2)	—	34	53

Weighted-average shares used to compute diluted EPS(2)	1,974	2,128	2,372

Net (loss) earnings per share:
Basic	$(6.41)	$3.38	$3.78

Diluted(2)	$(6.41)	$3.32	$3.69

(1)
Net (loss) earnings available to participating securities were not significant for fiscal years 2012, 2011 and 2010. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

(2)
For the fiscal year 2012, HP excluded from the calculation of diluted loss per share 10 million shares potentially issuable under employee stock plans, as their effect, if included, would have been anti-dilutive.

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted earnings per share because their effect would be anti-dilutive. In fiscal years 2012, 2011 and 2010, HP excluded from the calculation of diluted earnings (loss) per share options to purchase 56 million shares, 25 million shares and 5 million shares, respectively. In addition, HP also excluded from the calculation of diluted earnings (loss) per share options to purchase an additional 1 million shares, 1 million shares and 2 million shares in fiscal years 2012, 2011 and 2010, respectively, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock because their effect would be anti-dilutive.

Note 4: Balance Sheet Details

        Balance sheet details were as follows for the following fiscal years ended October 31:

  Accounts and Financing Receivables

	2012	2011
	In millions
Accounts receivable	$16,871	$18,694
Allowance for doubtful accounts	(464)	(470)

	$16,407	$18,224

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details (Continued)

        HP has third-party financing arrangements in order to facilitate the working capital requirements of certain partners consisting of revolving short-term financing. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP's receivables and risk to the third party. As these transfers qualify as true sales, the receivables are derecognized from the Consolidated Balance Sheets upon transfer, and HP receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Balance Sheets. The recourse obligation as of October 31, 2012 and 2011 were not material. As of October 31, 2012, the capacity of the partial recourse facility was $876 million and for arrangements not involving recourse, the total aggregate capacity was $636 million.

        For fiscal 2012 and 2011, trade receivables sold under these facilities were $4.3 billion and $2.8 billion, respectively, which approximates the amount of cash received. The resulting costs associated with the sales of trade accounts receivable for the twelve months ended October 31, 2012 and 2011 were not material. HP had $0.8 billion as of October 31, 2012 and $0.7 billion as of October 31, 2011 of available capacity under these programs.

  Inventory

	2012	2011
	In millions
Finished goods	$4,094	$4,869
Purchased parts and fabricated assemblies	2,223	2,621

	$6,317	$7,490

  Other Current Assets

	2012	2011
	In millions
Deferred tax assets—short-term	$3,783	$5,374
Value-added taxes receivable from various governments	3,298	2,480
Supplier and other receivables	2,549	2,762
Prepaid and other current assets	3,730	3,486

	$13,360	$14,102

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details (Continued)

  Property, Plant and Equipment

	2012	2011
	In millions
Land	$636	$687
Buildings and leasehold improvements	8,744	8,620
Machinery and equipment	16,503	16,155

	25,883	25,462

Accumulated depreciation	(13,929)	(13,170)

	$11,954	$12,292

        Depreciation expense was approximately $3.3 billion in fiscal 2012, $3.4 billion in fiscal 2011 and $3.3 billion in fiscal 2010. For the twelve months ended October 31, 2012, additions to gross property, plant and equipment of $3.7 billion were partially offset by sales and retirements totaling $2.7 billion. Accumulated depreciation associated with the assets sold and retired was $2.2 billion.

  Long-Term Financing Receivables and Other Assets

	2012	2011
	In millions
Financing receivables, net	$4,292	$4,015
Deferred tax assets—long-term	1,581	1,283
Deferred costs—long-term	1,301	1,496
Other	3,419	3,961

	$10,593	$10,755

  Other Accrued Liabilities

	2012	2011
	In millions
Other accrued taxes	$3,264	$2,414
Warranty	1,496	1,773
Sales and marketing programs	2,900	3,317
Other	5,840	6,955

	$13,500	$14,459

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details (Continued)

  Other Liabilities

	2012	2011
	In millions
Pension, post-retirement, and post-employment liabilities	$7,780	$5,414
Deferred tax liability—long-term	2,948	5,163
Long-term deferred revenue	3,371	3,453
Other long-term liabilities	3,381	3,490

	$17,480	$17,520

Note 5: Supplemental Cash Flow Information

        Supplemental cash flow information to the Consolidated Statements of Cash Flows was as follows for the following fiscal years ended October 31:

	2012	2011	2010
	In millions
Cash paid for income taxes, net	$1,750	$1,134	$1,293
Cash paid for interest	$856	$451	$384
Non-cash investing and financing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$—	$23	$93
Purchase of assets under capital leases	$12	$10	$122

Note 6: Acquisitions

  Acquisitions in prior years

        In fiscal 2011, HP completed four acquisitions. Total fair value of purchase consideration for the acquisitions was $11.4 billion, which includes cash paid for outstanding common stock, convertible bonds, vested-in-the-money stock awards and the estimated fair value of earned unvested stock awards assumed. In connection with these acquisitions, HP recorded approximately $6.9 billion of goodwill, $4.7 billion of purchased intangibles and assumed $206 million of net liabilities. HP's largest acquisition in fiscal 2011 was its acquisition of Autonomy, with a total fair value of purchase consideration of $11.0 billion.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's reportable segments as of October 31, 2012 and 2011 and changes in the carrying amount of goodwill during the fiscal years ended October 31, 2012 and 2011 are as follows:

	Personal Systems	Printing	Services	Enterprise Servers, Storage and Networking	Software	HP Financial Services	Corporate Investments	Total
	In millions
Net balance at October 31, 2010	$2,500	$2,456	$16,967	$6,610	$7,545	$144	$2,261	$38,483
Goodwill acquired during the period	—	16	66	—	6,786	—	—	6,868
Goodwill adjustments/reclassifications	(2)	(1)	247	1,460	(268)	—	(1,423)	13
Impairment loss	—	—	—	—	—	—	(813)	(813)

Net balance at October 31, 2011	$2,498	$2,471	$17,280	$8,070	$14,063	$144	$25	$44,551
Goodwill acquired during the period	—	16	—	—	—	—	—	16
Goodwill adjustments/reclassifications	—	—	(40)	(308)	580	—	(25)	207
Impairment loss	—	—	(7,961)	—	(5,744)	—	—	(13,705)

Net balance at October 31, 2012	$2,498	$2,487	$9,279	$7,762	$8,899	$144	$—	$31,069

        During fiscal 2012, the decrease in goodwill is related to the impairment loss within the Services and Software segments as discussed further below. In connection with certain fiscal 2012 organizational realignments, HP reclassified $280 million of goodwill related to the TippingPoint network security solutions business from the Enterprise Servers, Storage and Networking ("ESSN") segment to the Software segment. Additionally, HP recorded an increase to goodwill of $244 million in the Software segment due to a change in the estimated fair values of purchased intangible assets and net tangible assets associated with the acquisition of Autonomy in conjunction with completing the purchase accounting in the first quarter.

        Goodwill at October 31, 2011 is net of accumulated impairment losses of $813 million related to the Corporate Investments segment. Goodwill at October 31, 2012 is net of accumulated impairment losses of $14,518 million. Of that amount, $7,961 million relates to Services, $5,744 million relates to Software, and the remaining $813 million relates to the fiscal 2011 charge related to Corporate Investments mentioned above.

        HP reviews goodwill for impairment annually as of the first day of its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. HP's goodwill impairment test involves a two-step process. In the first step, HP compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, HP must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Goodwill and Purchased Intangible Assets (Continued)

assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

        Except for Services, Software and Corporate Investments, HP's reporting units are consistent with the reportable segments identified in Note 19. The ES and TS businesses are the reporting units within the Services segment. ES includes the ITO and ABS business units. The Software segment includes two reporting units, which are Autonomy and the legacy HP software business. The webOS business is also a separate reporting unit within the Corporate Investments segment.

        HP estimated the fair value of its reporting units using a weighting of fair values derived most significantly from the income approach and, to a lesser extent, the market approach. Under the income approach, HP calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The weighting of the fair value derived from the market approach ranges from 0% to 50% depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, HP may estimate the fair value of a reporting unit using only the income approach.

        In order to assess the reasonableness of the calculated fair values of its reporting units, HP also compares the sum of the reporting units' fair values to HP's market capitalization and calculates an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). HP evaluates the control premium by comparing it to control premiums of recent comparable market transactions. If the implied control premium is not reasonable in light of these recent transactions, HP will reevaluate its fair value estimates of the reporting units by adjusting the discount rates and/or other assumptions. As a result, when there is a significant decline in HP's stock price, as occurred during fiscal 2012, this reevaluation could correlate to lower estimated fair values for certain or all of HP's reporting units.

        During fiscal 2012, HP determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the ES reporting unit. These indicators included the recent trading values of HP's stock, coupled with market conditions and business trends within ES. The fair value of the ES reporting unit was based on the income approach. The decline in the fair value of the ES reporting unit resulted from lower projected revenue growth rates and profitability levels as well as an increase in the risk factor that is included in the discount rate used to calculate the discounted cash flows. The increase in the discount rate was due to the implied control premium resulting from recent trading values of HP stock. The resulting adjustments to discount rates caused a significant reduction in the fair value for the ES reporting unit. Based on the step one and step two analyses, HP recorded an $8.0 billion goodwill impairment charge in fiscal 2012, and there is no remaining goodwill in the ES reporting unit as of October 31, 2012. Prior to completing the goodwill

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Goodwill and Purchased Intangible Assets (Continued)

impairment test, HP tested the recoverability of the ES long-lived assets (other than goodwill) and concluded that such assets were not impaired.

        HP initiated its annual goodwill impairment analysis in the fourth quarter of fiscal 2012 and concluded that fair value was below carrying value for the Autonomy reporting unit. The fair value of the Autonomy reporting unit was based on the income approach.

        The decline in the estimated fair value of the Autonomy reporting unit results from lower projected revenue growth rates and profitability levels as well as an increase in the risk factor that is included in the discount rate used to calculate the discounted cash flows. The increase in the discount rate was due to the implied control premium resulting from recent trading values of HP stock. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, expected deal synergies and other expectations about the anticipated short-term and long-term operating results of the Autonomy business. These assumptions incorporate HP's analysis of what it believes were accounting improprieties, incomplete disclosures and misrepresentations at Autonomy that occurred prior to the Autonomy acquisition with respect to Autonomy's pre-acquisition business and related operating results. In addition, as noted above, when estimating the fair value of a reporting unit HP may need to adjust discount rates and/or other assumptions in order to derive a reasonable implied control premium when comparing the sum of the fair values of HP's reporting units to HP's market capitalization. Due to the recent trading values of HP stock, the resulting adjustments to the discount rate to arrive at an appropriate control premium caused a significant reduction in the fair value for the Autonomy reporting unit as well as the fair values for HP's other reporting units.

        Prior to conducting the step one of the goodwill impairment test for the Autonomy reporting unit, HP first evaluated the recoverability of the long-lived assets, including purchased intangible assets. When indicators of impairment are present, HP tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. HP considered the lower than expected revenue and profitability levels over a sustained period of time, the trading values of HP stock and downward revisions to management's short-term and long-term forecast for the Autonomy business to be indicators of impairment for the Autonomy long-lived assets. Based on the results of the recoverability test, HP determined that the carrying value of the Autonomy asset group exceeded its undiscounted cash flows and was therefore not recoverable. HP then compared the fair value of the asset group to its carrying value and determined the impairment loss. The impairment loss was allocated to the carrying values of the long-lived assets but not below their individual fair values. HP estimated the fair value of the purchased intangible assets, primarily technology assets, under an income approach as described above. Based on the analysis, HP recorded an impairment charge of $3.1 billion on purchased intangible assets, which resulted in a remaining carrying value of approximately $0.8 billion as of October 31, 2012. The decline in the fair value of the Autonomy intangible assets is attributable to the same factors as discussed above for the fair value of the Autonomy reporting unit.

        The decline in the fair value of the Autonomy reporting unit and Autonomy intangibles, as well as fair value changes for other assets and liabilities in the step two goodwill impairment test, resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill for the Autonomy reporting unit. As a result, HP recorded a goodwill impairment charge of $5.7 billion, which resulted in a $1.2 billion remaining carrying value of Autonomy goodwill as of October 31, 2012. Both

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Goodwill and Purchased Intangible Assets (Continued)

the goodwill impairment charge and the purchased intangible assets impairment charge, totaling $8.8 billion, were included in the Impairment of Goodwill and Purchased Intangible Assets line item in the Consolidated Statements of Earnings.

        Subsequent to the Autonomy purchase price allocation period, which concluded in the first quarter of fiscal 2012, and in conjunction with HP's annual goodwill impairment testing, HP identified certain indicators of impairment. The indicators of impairment included lower than expected revenue and profitability levels over a sustained period of time, the trading values of HP stock and downward revisions to management's short-term and long-term forecast for the Autonomy business. HP revised its multi-year forecast for the Autonomy business, and the timing of this forecast revision coincided with the timing of HP's overall forecasting process for all reporting units, which is completed each year in the fourth fiscal quarter in conjunction with the annual goodwill impairment analysis. The change in assumptions used in the revised forecast and the fair value estimates utilized in the impairment testing of the Autonomy goodwill and long-lived assets incorporated insights gained from having owned the Autonomy business for the preceding year. The revised forecast reflected changes related to organic revenue growth rates, current market trends, business mix, cost structure, expected deal synergies and other expectations about the anticipated short-term and long-term operating results of the Autonomy business, driven by HP's analysis regarding certain accounting improprieties, incomplete disclosures and misrepresentations at Autonomy that occurred prior to the Autonomy acquisition with respect to Autonomy's pre-acquisition business and related operating results. Accordingly, the change in fair values represented a change in accounting estimate that occurred outside the purchase price allocation period, resulting in the recorded impairment charge.

        Based on the results of the annual impairment test for all other reporting units, HP concluded that no other goodwill impairment existed as of August 1, 2012, apart from the impairment charges discussed above. The excess of fair value over carrying value for each of HP's reporting units as of August 1, 2012, the annual testing date, ranged from approximately 9% to approximately 330% of carrying value. The Autonomy and legacy HP software reporting units have the lowest excess of fair value over carrying value at 10% and 9%, respectively. HP will continue to evaluate goodwill, on an annual basis as of the beginning of its fourth fiscal quarter, and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or further significant declines in HP's stock price, indicate that there may be a potential indicator of impairment.

        During fiscal 2011, HP recorded approximately $6.9 billion of goodwill related to acquisitions based on its preliminary estimated fair values of the assets acquired and liabilities assumed. In connection with organizational realignments implemented in the first quarter of fiscal 2011, HP also reclassified goodwill related to the Networking business from Corporate Investments to ESSN and goodwill related to the communications and media solutions business from Software to Services. In the fourth quarter of fiscal 2011, HP determined that it would wind down the manufacture and sale of webOS devices resulting from the Palm acquisition, including webOS smartphones and the HP TouchPad. HP also announced that it would continue to explore alternatives to optimize the value of the webOS technology, including, among others, licensing the webOS software or the related intellectual property or selling all or a portion of the webOS assets. The decision triggered an impairment review of the related goodwill and purchased intangible assets recorded in connection with the Palm acquisition. HP first performed an impairment review of the purchased intangible assets, which represents the value for the webOS technology, carrier relationships and the trade name. Based

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Goodwill and Purchased Intangible Assets (Continued)

on the information available at the time of the review, HP determined that there was no future value for the carrier relationships and the trade name but that the carrying value of the webOS technology approximated its fair value. HP estimated the fair value of the webOS technology based on several methods, including the market approach using recent comparable transactions and the discounted cash flow approach using estimated cash flows from potential licensing agreements. Based on that analysis, HP recognized an impairment loss of $72 million primarily related to the carrier relationships and the trade name. HP then performed a goodwill impairment test by comparing the carrying value of the relevant reporting unit to the fair value of that reporting unit. The fair value of the reporting unit was significantly below the carrying value due to HP's decision to wind down the sale of all webOS devices. As a result, HP recorded a goodwill impairment charge of $813 million. Both the goodwill impairment charge and the intangible asset impairment charge were included in the Impairment of Goodwill and Purchased Intangible Assets line item in the Consolidated Statement of Earnings.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions for each of the following fiscal years ended October 31 are composed of:

	October 31, 2012				October 31, 2011
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,807	$(2,625)	$(856)	$2,326	$6,409	$(2,390)	(49)	$3,970
Developed and core technology and patents	6,580	(2,501)	(2,138)	1,941	7,226	(1,944)	—	5,282
"Compaq" trade name	1,422	(18)	(1,227)	177	1,422	—	—	1,422
Other product trademarks	310	(137)	(109)	64	367	(129)	(23)	215
In-process research and development ("IPR&D")	7	—	—	7	9	—	—	9

Total purchased intangible assets	$14,126	$(5,281)	$(4,330)	$4,515	$15,433	$(4,463)	(72)	$10,898

        For fiscal 2012, the majority of the decrease in gross intangibles was related to $944 million of fully amortized intangible assets that have been eliminated from both the gross and accumulated amounts and a first quarter $293 million decrease in the estimated fair value of Autonomy's purchased intangible assets recognized in conjunction with the finalization of the purchase price allocation. Additionally, HP recorded total intangible asset impairment charges of $4.3 billion, of which $3.1 billion is related to the Autonomy reporting unit as described above. The remaining $1.2 billion is related to a change in the Compaq branding strategy as discussed below.

        On May 23, 2012, HP approved a change to its branding strategy for personal computers, which will result in a more limited and focused use of the "Compaq" trade name acquired in fiscal 2002. In conjunction with the change in branding strategy, HP revised its assumption as to the useful life of that intangible asset, which resulted in a reclassification of the asset from an indefinite-lived intangible to a finite-lived intangible with a remaining useful life of approximately five years. These changes triggered

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Goodwill and Purchased Intangible Assets (Continued)

an impairment review of the "Compaq" trade name intangible asset. In conducting an impairment review of a purchased intangible asset, HP compares the fair value of the asset to its carrying value. If the fair value of the asset is less than the carrying value, the difference is recorded as an impairment loss. HP estimated the fair value of the "Compaq" trade name by calculating the present value of the royalties saved that would have been paid to a third party had HP not owned the trade name. Following the completion of that analysis, HP determined that the fair value of the trade name asset was less than the carrying value due primarily to the change in the useful life assumption and a decrease in expected future revenues related to Compaq-branded products resulting from the more focused branding strategy. As a result, HP recorded an impairment charge of $1.2 billion in the third quarter of fiscal 2012, which was included in the Impairment of Goodwill and Purchased Intangible Assets line item in the Consolidated Statements of Earnings.

        The finite-lived purchased intangible assets consist of customer contracts, customer lists and distribution agreements, which have weighted-average useful lives of eight years, and developed and core technology, patents, product tradenames and product trademarks, which have weighted-average useful lives of seven years.

        Estimated future amortization expense related to finite-lived purchased intangible assets at October 31, 2012 is as follows:

Fiscal year:	In millions
2013	$1,363
2014	1,026
2015	837
2016	680
2017	254
Thereafter	348

Total	$4,508

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

  Fiscal 2012 Restructuring Plan

        On May 23, 2012, HP adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. HP estimates that it will eliminate approximately 29,000 positions in connection with

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Restructuring Charges (Continued)

the 2012 Plan through fiscal year 2014, with a portion of those employees exiting the company as part of voluntary enhanced early retirement ("EER") programs in the United States and in certain other countries. As discussed in Note 16, a majority of the U.S. EER program will be funded through HP's U.S. pension plan. In connection with the 2012 Plan, HP expects to record aggregate charges of approximately $3.7 billion through the end of HP's 2014 fiscal year as accounting recognition criteria are met. Of that amount, HP expects approximately $3.1 billion to relate to the workforce reductions and the EER programs and approximately $0.6 billion to relate to other items, including data center and real estate consolidation. Due to uncertainties associated with attrition and the acceptance rates of future international EER programs, the total expected headcount reductions could vary as much as 15% from our estimates. We could also experience similar variations in the total expense of the 2012 Plan.

        HP recorded a charge of approximately $2.1 billion in the fiscal year of 2012 relating to the 2012 Plan. This amount included costs for EER plans in the United States and Canada of $41 million of stock-based compensation expense for accelerated vesting of stock-based awards held by participating EER employees and a special termination benefit ("STB") expense of $126 million for certain EER participants whose retirement incentive benefit will be paid in cash outside of HP's pension plans. As of October 31, 2012, HP had eliminated approximately 11,700 positions as part of the 2012 Plan. The $2.1 billion charge also includes $105 million for data center and real estate consolidation, of which $56 million related to asset impairments. The cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2015.

  Fiscal 2010 Acquisitions

        In connection with the acquisitions of Palm, Inc. ("Palm") and 3Com Corporation ("3Com") in fiscal 2010, HP's management approved and initiated plans to restructure the operations of the acquired companies, including severance for employees, contract cancellation costs, costs to vacate duplicative facilities and other items. The total expected combined cost of the plans is $101 million, which includes $33 million of additional restructuring costs recorded in the fourth quarter of fiscal 2011 in connection with HP's decision to wind down the webOS device business. As of October 31, 2011, HP had recorded the majority of the costs of the plans based upon the anticipated timing of planned terminations and facility closure costs. The Palm and 3Com plans are now closed with no further restructuring charges anticipated. The unused accrual in the amount of $13 million was credited to restructuring expense in fiscal year 2012. The remaining severance costs associated with the webOS plan are expected to be paid out in fiscal year 2013.

  Fiscal 2010 Enterprise Services Business Restructuring Plan

        On June 1, 2010, HP's management announced a plan to restructure its ES business, which includes the ITO and ABS business units. The multi-year restructuring program includes plans to consolidate commercial data centers, tools and applications. The total expected cost of the plan that will be recorded as restructuring charges is approximately $1.0 billion, and includes severance costs to eliminate approximately 8,200 positions and infrastructure charges. As the execution of the restructuring activities has evolved, certain components and their related cost estimates have been revised. While the total cost of the plan remains consistent, during the first quarter of fiscal 2012, HP reduced the severance accrual by $100 million and recognized additional infrastructure related charges of $104 million. The majority of the infrastructure charges were paid out during fiscal 2012 with the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Restructuring Charges (Continued)

remaining charges expected to be paid out through the first half of fiscal 2015. As of October 31, 2012, approximately 8,200 positions had been eliminated. This plan is now closed with no further restructuring charges anticipated. HP expects the majority of the remaining severance for the plan to be paid out through fiscal year 2013.

  Fiscal 2009 Restructuring Plan

        In May 2009, HP's management approved and initiated a restructuring plan to structurally change and improve the effectiveness of the Imaging and Printing Group ("IPG"), the Personal Systems Group ("PSG"), and ESSN businesses. The total expected cost of the plan was $301 million in severance-related costs associated with the planned elimination of approximately 4,400 positions. All planned eliminations had occurred and the restructuring costs have been paid out as of October 31, 2012.

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

        The restructuring plan includes severance costs related to eliminating approximately 25,000 positions. As of October 31, 2011, all actions had occurred and the associated severance costs have been paid out. The infrastructure charges in the restructuring plan include facility closure and consolidation costs and the costs associated with early termination of certain contractual obligations. HP has recorded the majority of these costs based upon the execution of site closure and consolidation plans. The associated cash payments are expected to be paid out through fiscal 2016.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Restructuring Charges (Continued)

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the twelve months ended October 31, 2012 were as follows:

							As of October 31, 2012
	Balance, October 31, 2011	Fiscal year 2012 charges	Cash payments	Other adjustments and non-cash settlements		Balance, October 31, 2012	Total costs and adjustments to date	Total expected costs and adjustments
Fiscal 2012 Plan
Severance and EER	$—	$1,985	$(315)	$(1,073	)(1)	$597	$1,985	$3,143
Infrastructure and other	—	105	(26)	(68)		11	105	575

Total 2012 Plan	—	2,090	(341)	(1,141)		608	2,090	3,718
Fiscal 2010 acquisitions	59	(13)	(27)	(9)		10	101	101
Fiscal 2010 ES Plan:
Severance	493	(100)	(146)	(20)		227	623	623
Infrastructure	3	176	(141)	(37)		1	369	369

Total ES Plan	496	76	(287)	(57)		228	992	992
Fiscal 2009 Plan	—	7	(9)	2		—	301	301
Fiscal 2008 HP/EDS Plan:
Severance	—	5	(5)	—		—	2,195	2,195
Infrastructure	258	101	(171)	(7)		181	1,075	1,085

Total HP/EDS Plan	258	106	(176)	(7)		181	3,270	3,280

Total restructuring plans	$813	$2,266	$(840)	$(1,212)		$1,027	$6,754	$8,392

(1)
Includes reclassification of liability related to the EER plan of $833 million for additional pension benefits and $227 million for certain healthcare and medical savings account benefits to pension and other post retirement plans as described further in Note 16.

        At October 31, 2012 and 2011, HP included the long-term portion of the restructuring liability of $256 million and $159 million, respectively, in Other liabilities, and the short-term portion of $771 million and $654 million, respectively, in Accrued restructuring in the accompanying Consolidated Balance Sheets.

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

        Short- and Long-Term Debt: The estimated fair value of publicly-traded debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other debt for which a quoted market price is not available, an expected present value method that uses rates currently available to HP for debt with similar terms and remaining maturities is used to estimate fair value. The portion of HP's fixed-rate debt obligations that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt's carrying value, including a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt approximated its carrying value of $28.4 billion at October 31, 2012. The estimated fair value of HP's short- and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Fair Value (Continued)

long-term debt was approximately $31.1 billion at October 31, 2011, compared to a carrying value of $30.6 billion at that date. If measured at fair value in the Consolidated Balance Sheets, short- and long-term debt would be classified as Level 2 in the fair value hierarchy.

        HP's non-marketable equity investments and non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized. For the fiscal year ended October 31, 2012, HP recognized a goodwill and intangible asset impairment charge of $8.8 billion associated with the Autonomy reporting unit within the Software segment, a goodwill impairment charge of $8.0 billion associated with the ES reporting unit within the Services segment and an intangible asset impairment charge of $1.2 billion associated with the "Compaq" trade name within the Personal Systems segment.

        The remeasurement of goodwill is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using company-specific information. HP used the income approach to measure the fair value of the ES and Autonomy reporting units. Under the income approach, HP calculates the fair value of a reporting unit based on the present value of the estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The discount rate also reflects adjustments required when comparing the sum of the fair values of HP's reporting units to HP's market capitalization as discussed in Note 7. The unobservable inputs used to fair value these reporting units include projected revenue growth rates, profitability and the risk factor added to the discount rate.

        The inputs used to measure the fair value of the intangible assets of Autonomy and the "Compaq" trade name were largely unobservable, and, accordingly, these measurements were classified as Level 3. The fair value of the intangible assets for Autonomy was estimated using the income approach, which is based on management's cash flow projections of revenue growth rates and operating margins, taking into consideration industry and market conditions. HP estimated the fair value of the "Compaq" trade name by calculating the present value of the royalties saved that would have been paid to a third party had HP not owned the trade name. The discount rates used in the fair value calculations for the Autonomy intangibles and the "Compaq" trade name were based on a weighted average cost of capital adjusted for the relevant risk associated with those assets. The unobservable inputs used in these valuations include projected revenue growth rates, operating margins, royalty rates and the risk factor added to the discount rate. The discount rates ranged from 11% to 16%. Projected revenue growth rates ranged from (61)% to 13%. The (61)% rate reflects the significant decline in expected future revenues for Compaq-branded products from fiscal year 2013 to fiscal year 2014 due to the change in branding strategy discussed in Note 7.

        For more information on these impairments measured as nonrecurring fair value adjustments, see Note 7.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2012				As of October 31, 2011
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$3,641	$—	$3,641	$—	$5,120	$—	$5,120
Money market funds	4,630	—	—	4,630	236	—	—	236
Mutual funds	—	469	—	469	—	—	—	—
Marketable equity securities	60	3	—	63	120	2	—	122
Foreign bonds	8	377	—	385	7	376	—	383
Corporate bonds and other debt securities	1	—	44	45	3	2	48	53
Derivatives:
Interest rate contracts	—	344	—	344	—	593	—	593
Foreign exchange contracts	—	291	—	291	—	269	35	304
Other derivatives	—	1	—	1	—	25	6	31

Total Assets	$4,699	$5,126	$44	$9,869	$366	$6,387	$89	$6,842

Liabilities
Derivatives:
Interest rate contracts	$—	$29	$—	$29	$—	$71	$—	$71
Foreign exchange contracts	—	485	1	486	—	823	9	832
Other derivatives	—	3	—	3	—	1	—	1

Total Liabilities	$—	$517	$1	$518	$—	$895	$9	$904

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments at fair value as of October 31, 2012 and October 31, 2011 were as follows:

	October 31, 2012				October 31, 2011
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Cash Equivalents
Time deposits	$3,633	$—	$—	$3,633	$5,112	$—	$—	$5,112
Money market funds	4,630	—	—	4,630	236	—	—	236
Mutual funds	69	—	—	69	—	—	—	—

Total cash equivalents	8,332	—	—	8,332	5,348	—	—	5,348

Available-for-Sale Investments
Debt securities:
Time deposits	8	—	—	8	8	—	—	8
Foreign bonds	303	82	—	385	317	66	—	383
Mutual funds	400	—	—	400	—	—	—	—
Corporate bonds and other debt securities	62	—	(17)	45	74	—	(21)	53

Total debt securities	773	82	(17)	838	399	66	(21)	444

Equity securities in public companies	50	9	—	59	114	4	—	118

Total cash equivalents and available-for-sale investments	$9,155	$91	$(17)	$9,229	$5,861	$70	$(21)	$5,910

        Cash equivalents consist of investments in time deposits, money market funds and mutual funds with original maturities of three months or less. Interest income related to cash and cash equivalents was approximately $155 million in fiscal 2012, $167 million in fiscal 2011 and $111 million in fiscal 2010. Time deposits were primarily issued by institutions outside the United States as of October 31, 2012 and October 31, 2011. Available-for-sale securities consist of short-term investments which mature within twelve months or less and long-term investments with maturities greater than twelve months. Investments primarily include institutional bonds, mutual funds, equity securities in public companies, fixed-interest securities and time deposits. HP estimates the fair values of its investments based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that will be realized in the future.

        The gross unrealized loss as of October 31, 2012 and 2011 was due primarily to declines in the fair value of certain debt securities of $17 million and $21 million, respectively, that have been in a continuous loss position for more than twelve months. HP does not intend to sell these debt securities,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

and it is not likely that HP will be required to sell these debt securities prior to the recovery of the amortized cost.

        Contractual maturities of short-term and long-term investments in available-for-sale debt securities at October 31, 2012 were as follows:

	October 31, 2012
	Cost	Estimated Fair Value
	In millions
Due in less than one year	$406	$406
Due in one to five years	3	3
Due in more than five years	364	429

	$773	$838

        In fiscal 2012, HP recognized a $60 million impairment charge related to a public equity investment as HP determined that such impairment was other than temporary. HP made its determination primarily based on the closing prices during the quarter of impairment.

        Equity securities in privately held companies include cost basis and equity method investments. These amounted to $51 million and $48 million for the periods ended October 31, 2012 and October 31, 2011, respectively, and are included in long-term financing receivables and other assets.

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

        To further mitigate credit exposure to counterparties, HP may enter into collateral security arrangements with its counterparties. These arrangements require HP to post collateral or to hold collateral from counterparties when the derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. Such funds are generally transferred within two business days of the due date. As of October 31, 2012, HP held $198 million of collateral and posted $72 million under these collateralized arrangements, of which $49 million was through re-use of counterparty cash collateral and $23 million in cash. As of October 31, 2011, HP had posted $96 million associated with the counterparties under these collateralized arrangements. As of October 31, 2012 and 2011, HP did not have any derivative instruments under these collateralized arrangements that were in a significant net liability position.

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

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expense, and intercompany lease loan denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within twelve months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During fiscal year 2012, there was no significant impact to results of operations as a result of discontinued cash flow hedges. During fiscal years 2011 and 2010, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statements of Earnings. As of October 31, 2012 and 2011, the portion of hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in fiscal years 2012, 2011 and 2010.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Consolidated Balance Sheets

        As discussed in Note 9, HP estimates the fair values of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Consolidated Balance Sheets were as follows:

	As of October 31, 2012					As of October 31, 2011
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$7,900	$43	$276	$—	$—	$10,075	$30	$508	$—	$—
Cash flow hedges:
Foreign exchange contracts	19,409	160	24	277	79	21,666	192	30	324	126
Net investment hedges:
Foreign exchange contracts	1,683	14	15	36	24	1,556	7	4	44	56

Total derivatives designated as hedging instruments	28,992	217	315	313	103	33,297	229	542	368	182

Derivatives not designated as hedging instruments
Foreign exchange contracts	18,687	61	17	51	19	13,994	66	5	244	38
Interest rate contracts(2)	2,200	25	—	29	—	2,200	—	55	—	71
Other derivatives	383	1	—	3	—	410	25	6	—	1

Total derivatives not designated as hedging instruments	21,270	87	17	83	19	16,604	91	66	244	110

Total derivatives	$50,262	$304	$332	$396	$122	$49,901	$320	$608	$612	$292

(1)
Represents the face amounts of contracts that were outstanding as of October 31, 2012 and October 31, 2011, respectively.

(2)
Represents offsetting swaps acquired through previous business combinations that were not designated as hedging instruments.

  Effect of Derivative Instruments on the Consolidated Statements of Earnings

        The before-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for fiscal years ended October 31, 2012 and October 31, 2011 were as follows:

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	2012	Hedged Item	Location	2012
		In millions			In millions
Interest rate contracts	Interest and other, net	$(130)	Fixed-rate debt	Interest and other, net	$134

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	2011	Hedged Item	Location	2011
		In millions			In millions
Interest rate contracts	Interest and other, net	$(119)	Fixed-rate debt	Interest and other, net	$128

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for fiscal years 2012 and 2011 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)		Gain Recognized in Income on Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	2012	Location	2012	Location	2012
	In millions		In millions		In millions
Cash flow hedges:
Foreign exchange contracts	$402	Net revenue	$408	Net revenue	$—
Foreign exchange contracts	(65)	Cost of products	(15)	Cost of products	—
Foreign exchange contracts	(7)	Other operating expenses	(6)	Other operating expenses	—
Foreign exchange contracts	(8)	Interest and other, net	(3)	Interest and other, net	—
Foreign exchange contracts	13	Net revenue	15	Interest and other, net	—

Total cash flow hedges	$335		$399		$—

Net investment hedges:
Foreign exchange contracts	$37	Interest and other, net	$—	Interest and other, net	$—

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)		Gain Recognized in Income on Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	2011	Location	2011	Location	2011
	In millions		In millions		In millions
Cash flow hedges:
Foreign exchange contracts	$(278)	Net revenue	$(616)	Net revenue	$—
Foreign exchange contracts	41	Cost of products	38	Cost of products	—
Foreign exchange contracts	2	Other operating expenses	4	Other operating expenses	—
Foreign exchange contracts	(116)	Interest and other, net	(91)	Interest and other, net	—
Foreign exchange contracts	(23)	Net revenue	7	Interest and other, net	4

Total cash flow hedges	$(374)		$(658)		$4

Net investment hedges:
Foreign exchange contracts	$(52)	Interest and other, net	$—	Interest and other, net	$—

        As of October 31, 2012, HP expects to reclassify an estimated net accumulated other comprehensive loss of approximately $86 million, net of taxes, to earnings in the next twelve months

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments (Continued)

along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Earnings for fiscal years 2012 and 2011 were as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	2012
		In millions
Foreign exchange contracts	Interest and other, net	$171
Other derivatives	Interest and other, net	(32)
Interest rate contracts	Interest and other, net	13

Total		$152

	Gain (Loss) Recognized in Income on Derivative
	Location	2011
		In millions
Foreign exchange contracts	Interest and other, net	$(117)
Other derivatives	Interest and other, net	19
Interest rate contracts	Interest and other, net	(6)

Total		$(104)

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

	2012	2011
	In millions
Minimum lease payments receivable	$8,133	$7,721
Unguaranteed residual value	248	233
Unearned income	(688)	(647)

Financing receivables, gross	7,693	7,307
Allowance for doubtful accounts	(149)	(130)

Financing receivables, net	7,544	7,177
Less current portion	(3,252)	(3,162)

Amounts due after one year, net	$4,292	$4,015

        As of October 31, 2012, scheduled maturities of HP's minimum lease payments receivable were as follows for the following fiscal years ended October 31:

	2013	2014	2015	2016	Thereafter	Total
Scheduled maturities of minimum lease payments receivable	$3,640	$1,919	$1,581	$693	$300	$8,133

        Equipment leased to customers under operating leases was $3.9 billion at October 31, 2012 and $4.0 billion at October 31, 2011 and is included in property, plant and equipment. Accumulated depreciation on equipment under lease was $1.5 billion at October 31, 2012 and $1.3 billion at October 31, 2011. As of October 31, 2012, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows for the following fiscal years ended October 31:

	2013	2014	2015	2016	Thereafter	Total
Minimum future rentals on non-cancelable operating leases	$1,201	$745	$348	$101	$22	$2,417

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Financing Receivables and Operating Leases (Continued)

        The credit risk profile of the gross financing receivables, based on internally assigned ratings, was as follows for the following fiscal years ended October 31:

Risk Rating	2012	2011
	In millions
Low	$4,461	$4,261
Moderate	3,151	2,989
High	81	57

Total	$7,693	$7,307

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

        The allowance for doubtful accounts and the related financing receivables were as follows for the following fiscal years ended October 31:

Allowance for doubtful accounts	2012
In millions
Balance, beginning of period	$130
Additions to allowance	42
Deductions, net of recoveries	(23)

Balance, end of period	$149

	2012	2011
	In millions
Allowance for financing receivables individually evaluated for loss	$45	$35
Allowance for financing receivables collectively evaluated for loss	104	95

Total	$149	$130

Gross financing receivables individually evaluated for loss	$338	$228
Gross financing receivables collectively evaluated for loss	7,355	7,079

Total	$7,693	$7,307

        Accounts are generally put on non-accrual status (cessation of interest accrual) when they reach 90 days past due. The non-accrual status may not impact a customer's risk rating. In certain

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Financing Receivables and Operating Leases (Continued)

circumstances, such as when the delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 90 days past due. A write-off or specific reserve is generally recorded when an account reaches 180 days past due. Total financing receivables on non-accrual status were $225 million and $157 million at October 31, 2012 and 2011, respectively. Total financing receivables greater than 90 days past due and still accruing interest were $113 million and $71 million at October 31, 2012 and 2011, respectively.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Guarantees (Continued)

        The changes in HP's aggregate product warranty liabilities were as follows for the following fiscal years ended October 31:

	2012	2011
	In millions
Product warranty liability at beginning of year	$2,451	$2,447
Accruals for warranties issued	2,249	2,657
Adjustments related to pre-existing warranties (including changes in estimates)	(79)	(33)
Settlements made (in cash or in kind)	(2,451)	(2,620)

Product warranty liability at end of year	$2,170	$2,451

Note 13: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows for the following fiscal years ended October 31:

	2012		2011
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$5,744	1.6%	$4,345	2.4%
Commercial paper	365	0.9%	3,215	0.4%
Notes payable to banks, lines of credit and other	538	2.8%	523	2.9%

	$6,647		$8,083

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $369 million and $355 million at October 31, 2012 and 2011, respectively.

  Long-Term Debt

        Long-term debt was as follows for the following fiscal years ended October 31:

	2012	2011
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.505% in June 2002 at 6.5%, paid July 2012	$—	$500
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, paid March 2012	—	600
$900 issued at discount to par at a price of 99.938% in February 2007 at 5.25%, paid March 2012	—	900

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

	2012	2011
	In millions
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,500 issued at discount to par at a price of 99.921% in March 2008 at 4.5%, due March 2013	1,500	1,500
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, due March 2014	1,998	1,996
$1,000 issued at discount to par at a price of 99.956% in February 2009 at 4.25%, paid February 2012	—	1,000
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500
2009 Shelf Registration Statement:
$250 issued at discount to par at a price of 99.984% in May 2009 at 2.95%, paid August 2012	—	250
$800 issued at par in September 2010 at three-month USD LIBOR plus 0.125%, paid September 2012	—	800
$1,100 issued at discount to par at a price of 99.921% in September 2010 at 1.25%, due September 2013	1,100	1,099
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, due September 2015	1,100	1,099
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015	650	650
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	1,348	1,348
$1,750 issued at par in May 2011 at three month USD LIBOR plus 0.28%, due May 2013	1,750	1,750
$500 issued at par in May 2011 at three month USD LIBOR plus 0.4%, due May 2014	500	500
$500 issued at discount to par at a price of 99.971% in May 2011 at 1.55%, due May 2014	500	500
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	1,000
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, due March 2015	750	750
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016	1,298	1,297
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	998	998
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,198	1,198
$350 issued at par in September 2011 at three-month USD LIBOR plus 1.55%, due September 2014	350	350

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

	2012	2011
	In millions
$650 issued at discount to par at a price of 99.946% in December 2011 at 2.625%, due December 2014	650	—
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016	849	—
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,496	—
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, due September 2017	1,500	—
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	—

	25,031	24,082

EDS Senior Notes
$1,100 issued June 2003 at 6.0%, due August 2013	1,109	1,120
$300 issued October 1999 at 7.45%, due October 2029	314	315

	1,423	1,435

Other, including capital lease obligations, at 0.60%-8.63%, due in calendar years 2012-2024	680	836
Fair value adjustment related to hedged debt	399	543
Less: current portion	(5,744)	(4,345)

Total long-term debt	$21,789	$22,551

        As disclosed in Note 10, HP uses interest rate swaps to mitigate the market risk exposures in connection with certain fixed interest global notes to achieve primarily U.S. dollar LIBOR-based floating interest expense. The interest rates in the table above have not been adjusted to reflect the impact of any interest rate swaps.

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

        HP's Board of Directors has authorized the issuance of up to $16.0 billion in aggregate principal amount of commercial paper by HP. HP's subsidiaries are authorized to issue up to an additional $1.0 billion in aggregate principal amount of commercial paper. HP maintains two commercial paper programs, and a wholly-owned subsidiary maintains a third program. HP's U.S. program provides for the issuance of U.S. dollar denominated commercial paper up to a maximum aggregate principal amount of $16.0 billion. HP's euro commercial paper program, which was established in September 2012, provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

paper issued under those programs at any one time cannot exceed the $16.0 billion Board authorization. The HP subsidiary's Euro Commercial Paper/Certificate of Deposit Programme provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $500 million.

        HP maintains senior unsecured committed credit facilities primarily to support the issuance of commercial paper. HP has a $3.0 billion five-year credit facility that expires in March 2017 and a $4.5 billion four-year credit facility that expires in February 2015. Both facilities support the U.S. commercial paper program, and the five-year credit facility was amended in September 2012 to also support the euro commercial paper program. The amounts available under the five-year credit facility in euros and pounds sterling are limited to the U.S. Dollar equivalent of $2.2 billion and $300 million, respectively. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. HP's ability to have a U.S. commercial paper outstanding balance that exceeds the $7.5 billion supported by these credit facilities is subject to a number of factors, including liquidity conditions and business performance.

        Within Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of October 31, 2012, the carrying value of the assets approximated the carrying value of the borrowings of $225 million.

        As of October 31, 2012, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2012 Shelf Registration Statement. As of that date, HP also had up to approximately $17.4 billion of available borrowing resources, including $16.1 billion in authorized capacity under its commercial paper programs and approximately $1.3 billion relating to uncommitted lines of credit. The extent to which HP is able to utilize the 2012 Shelf Registration Statement and the commercial paper programs as sources of liquidity at any given time is subject to a number of factors, including market demand for HP securities and commercial paper, HP's financial performance, HP's credit ratings and market conditions generally.

        Aggregate future maturities of long-term debt at face value (excluding a fair value adjustment related to hedged debt of $399 million, a premium on debt issuance of $23 million, and a discount on debt issuance of $21 million) were as follows at October 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
	In millions
Aggregate future maturities of debt outstanding including capital lease obligations	$5,689	$5,143	$2,510	$2,979	$2,852	$7,959	$27,132

        Interest expense on borrowings was approximately $865 million in fiscal 2012, $551 million in fiscal 2011 and $417 million in fiscal 2010.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings

        The domestic and foreign components of (loss) earnings before taxes were as follows for the following fiscal years ended October 31:

	2012	2011	2010
	In millions
U.S.	$(3,192)	$3,039	$4,027
Non-U.S.	(8,741)	5,943	6,947

	$(11,933)	$8,982	$10,974

        The provision for (benefit from) taxes on earnings was as follows for the following fiscal years ended October 31:

	2012	2011	2010
	In millions
U.S. federal taxes:
Current	$330	$390	$484
Deferred	81	(590)	231
Non-U.S. taxes:
Current	1,139	1,177	1,345
Deferred	(787)	611	21
State taxes:
Current	(41)	141	187
Deferred	(5)	179	(55)

	$717	$1,908	$2,213

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        The significant components of deferred tax assets and deferred tax liabilities were as follows for the following fiscal years ended October 31:

	2012		2011
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss carryforwards	$9,142	$—	$9,793	$—
Credit carryforwards	3,884	—	2,739	—
Unremitted earnings of foreign subsidiaries	—	7,559	—	8,209
Inventory valuation	185	12	236	12
Intercompany transactions—profit in inventory	463	—	418	—
Intercompany transactions—excluding inventory	881	—	1,529	—
Fixed assets	349	65	486	63
Warranty	663	—	747	—
Employee and retiree benefits	3,264	16	2,559	18
Accounts receivable allowance	161	2	262	2
Capitalized research and development	16	—	294	—
Purchased intangible assets	264	1,111	125	2,738
Restructuring	225	—	233	—
Equity investments	25	7	58	6
Deferred revenue	969	16	1,025	38
Other	1,066	360	1,325	233

Gross deferred tax assets and liabilities	21,557	9,148	21,829	11,319
Valuation allowance	(10,223)	—	(9,057)	—

Total deferred tax assets and liabilities	$11,334	$9,148	$12,772	$11,319

        The decline in deferred tax liabilities associated with purchased intangible assets was primarily attributable to the impairment of purchased intangible assets during the fiscal year.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the following fiscal years ended October 31:

	2012	2011
	In millions
Current deferred tax assets	$3,783	$5,374
Current deferred tax liabilities	(230)	(41)
Long-term deferred tax assets	1,581	1,283
Long-term deferred tax liabilities	(2,948)	(5,163)

Total deferred tax assets net of deferred tax liabilities	$2,186	$1,453

        The decline in long-term deferred tax liabilities was primarily attributable to reversals of deferred income tax liabilities attributable to impaired purchased intangible assets (as noted above) and temporary basis differences related to certain foreign subsidiaries that were reduced by the impairment charges for goodwill.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        As of October 31, 2012, HP had $2.9 billion, $6.2 billion and $25.7 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in each of these respective totals will begin to expire in fiscal 2013. HP also has a capital loss carryforward of approximately $286 million which will begin to expire in fiscal 2015. HP has provided a valuation allowance of $166 million for deferred tax assets related to federal and state net operating losses, $104 million for deferred tax assets related to capital loss carryforwards and $7.6 billion for deferred tax assets related to foreign net operating loss carryforwards that HP does not expect to realize.

        As of October 31, 2012, HP had recorded deferred tax assets for various tax credit carryforwards of $3.9 billion. This amount includes $2.9 billion of U.S. foreign tax credit carryforwards which begin to expire in fiscal 2018 and against which HP has recorded a valuation allowance of $47 million. HP had alternative minimum tax credit carryforwards of $23 million, which do not expire, and U.S. research and development credit carryforwards of $566 million, which will begin to expire in fiscal 2016. HP also had tax credit carryforwards of $417 million in various states and foreign countries for which HP has provided a valuation allowance of $209 million to reduce the related deferred tax asset. These credits will begin to expire in fiscal 2013.

        Gross deferred tax assets at October 31, 2012, 2011 and 2010 were reduced by valuation allowances of $10.2 billion, $9.1 billion and $8.8 billion, respectively. Total valuation allowances increased by $1.1 billion in fiscal 2012, associated primarily with the net effects of increases of $1.3 billion, $317 million, and $669 million, respectively, in valuation allowances on certain U.S. deferred tax assets related to legal entities within the enterprise services business, other U.S. deferred tax assets, and certain foreign deferred tax assets, respectively, and a $1.1 billion decrease in foreign valuation allowance attributable to foreign currency translation. Total valuation allowances increased by $307 million in fiscal 2011, associated with various net operating losses, tax credits and other deferred tax assets. Valuation allowances increased by $77 million in fiscal 2010, consisting of $106 million associated with federal capital loss carryovers, and a net $29 million decrease associated with various net operating loss carryovers and credits.

        There was no net excess tax benefit recorded resulting from the exercise of employee stock options and other employee stock programs in fiscal 2012. A deficit of approximately $175 million was recorded as a decrease in stockholders' equity in fiscal 2012, and excess tax benefits of $128 million and $300 million were recorded in fiscal 2011 and fiscal 2010, respectively.

        The differences between the U.S. federal statutory income tax rate and HP's effective tax rate were as follows for the following fiscal years ended October 31:

	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.5	0.5	1.3
Lower rates in other jurisdictions, net	13.8	(24.0)	(18.3)
Research and development credit	0.1	(0.6)	(0.1)
Valuation allowance	(14.0)	5.2	0.8
Nondeductible goodwill	(40.3)	3.4	—
Other, net	(1.1)	1.7	1.5

	(6.0)%	21.2%	20.2%

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Singapore, the Netherlands, China, Ireland and Puerto Rico. HP plans to reinvest some of the earnings of these jurisdictions indefinitely outside the United States, and therefore has not provided U.S. taxes on those indefinitely reinvested earnings.

        In fiscal 2012, HP recorded a $1.3 billion income tax charge to record valuation allowances on certain U.S. deferred tax assets related to the enterprise services business, as noted above. In addition, HP recorded charges of $297 million for various foreign valuation allowances, as well as $26 million of income tax benefits related to adjustments to prior year foreign income tax accruals, settlement of tax audit matters, and miscellaneous other items.

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

        In fiscal 2010, HP recorded $26 million of net income tax benefits related to items unique to the year. These amounts included adjustments to prior year foreign income tax accruals and credits, settlement of tax audit matters, valuation allowance adjustments and other miscellaneous items.

        As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2024. The gross income tax benefits attributable to these actions and investments were estimated to be $900 million (approximately $0.46 basic earnings per share) in fiscal year 2012, $1.3 billion (approximately $0.62 basic earnings per share) in fiscal year 2011 and $966 million (approximately $0.41 basic earnings per share) in fiscal year 2010. The gross income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        The total amount of gross unrecognized tax benefits was $2.6 billion as of October 31, 2012. A reconciliation of unrecognized tax benefits is as follows:

Balance at October 31, 2009	$1,888
Increases:
For current year's tax positions	27
For prior years' tax positions	347
Decreases:
For prior years' tax positions	(120)
Statute of limitations expiration	(1)
Settlements with taxing authorities	(56)

Balance at October 31, 2010	$2,085

Increases:
For current year's tax positions	384
For prior years' tax positions	426
Decreases:
For prior years' tax positions	(159)
Statute of limitations expiration	(20)
Settlements with taxing authorities	(598)

Balance at October 31, 2011	$2,118

Increases:
For current year's tax positions	209
For prior years' tax positions	651
Decreases:
For prior years' tax positions	(321)
Statute of limitations expiration	(1)
Settlements with taxing authorities	(83)

Balance at October 31, 2012	$2,573

        Up to $1.4 billion, $1.1 billion and $1.0 billion of HP's unrecognized tax benefits at October 31, 2012, 2011 and 2010, respectively, would affect HP's effective tax rate if realized.

        HP recognizes interest income from favorable settlements and income tax receivables and interest expense and penalties accrued on unrecognized tax benefits within income tax expense. As of October 31, 2012, HP had accrued a net $210 million payable for interest and penalties. During fiscal 2012, HP recognized net interest expense net of tax on net deficiencies of $5 million.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $15 million within the next 12 months.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Taxes on Earnings (Continued)

        HP is subject to income tax in the United States and approximately 80 foreign countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. The IRS began an audit of HP's 2009 income tax return during 2011. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent's Reports ("RAR") for its fiscal 2001, 2002, 2006, 2007 and 2008 tax years. The proposed IRS adjustments for these tax years would, if sustained, reduce the benefits of tax refund claims HP has filed for net operating loss carrybacks to earlier fiscal years and tax credit carryforwards to subsequent years by approximately $589 million. HP has filed petitions with the United States Tax Court regarding certain proposed IRS adjustments regarding tax years 1999 through 2003 and is continuing to contest additional adjustments proposed by the IRS for other tax years. The United States Tax Court has recently ruled against HP regarding one of the IRS adjustments. HP intends to appeal the decision. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in tax benefits that could result from the IRS actions. With respect to major foreign and state tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999. HP believes that adequate accruals have been provided for all open tax years.

        Tax years of HP's U.S. group of subsidiaries providing enterprise services through 2002 have been audited by the IRS, and all proposed adjustments have been resolved. RARs have been received for exam years 2003, 2004, 2005, 2006, 2007 and the short period ended August 26, 2008, proposing total tax deficiencies of $320 million. HP is contesting certain issues and believes it has provided adequate reserves for any tax deficiencies or reductions in tax benefits that could result from the IRS actions.

        The IRS began an audit in 2011 of the 2009 income tax return of HP's U.S. group of subsidiaries providing Enterprise Services, and has issued an RAR for the short period ended October 31, 2008 proposing a total tax deficiency of $17 million. HP is contesting certain issues and believes it has provided adequate reserves for any tax deficiencies or reductions in tax benefits that could result from the IRS actions.

        HP has not provided for U.S. federal income and foreign withholding taxes on $33.4 billion of undistributed earnings from non-U.S. operations as of October 31, 2012 because HP intends to reinvest such earnings indefinitely outside of the United States. If HP were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. HP will remit non-indefinitely reinvested earnings of its non-US subsidiaries for which deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and it determines that it is advantageous for business operations, tax or cash management reasons.

Note 15: Stockholders' Equity

  Dividends

        The stockholders of HP common stock are entitled to receive dividends when and as declared by HP's Board of Directors. Dividends are paid quarterly. Dividends declared were $0.50 per common share in fiscal 2012, $0.40 per common share in fiscal 2011 and $0.32 per common share in fiscal 2010.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Stockholders' Equity (Continued)

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In fiscal 2012, HP executed share repurchases of 67 million shares which were settled for $1.6 billion. In fiscal 2011, HP executed share repurchases of 259 million shares. Repurchases of 262 million shares were settled for $10.1 billion, which included 4 million shares repurchased in transactions that were executed in fiscal 2010 but settled in fiscal 2011. In fiscal 2010, HP executed share repurchases of 241 million shares. Repurchases of 240 million shares were settled for $11.0 billion, which included 3 million shares repurchased in transactions that were executed in fiscal 2009 but settled in fiscal 2010. The foregoing shares repurchased and settled in fiscal 2012, fiscal 2011 and fiscal 2010 were all open market repurchase transactions.

        In fiscal 2012, there was no additional authorization for future share repurchases by HP's Board of Directors. In fiscal 2011, HP's Board of Directors authorized an additional $10.0 billion for future share repurchases. In fiscal 2010, HP's Board of Directors authorized an additional $18.0 billion for future share repurchases. As of October 31, 2012, HP had remaining authorization of approximately $9.2 billion for future share repurchases.

Taxes related to Items of Other Comprehensive Loss/ Income

	2012	2011	2010
	In millions
Tax benefit (expense) on change in unrealized gains/ losses on available-for-sale securities	$25	$—	$(9)

Tax (expense) benefit on change in unrealized gains/ losses on cash flow hedges:
Tax (expense) benefit on unrealized gains/losses arising during the period	(137)	86	(119)
Tax expense (benefit) on gains/losses reclassified into earnings	143	(210)	149

	6	(124)	30

Tax (expense) benefit on change in unrealized components of defined benefit plans:
Tax benefit on net losses arising during the period	261	263	123
Tax expense on amortization of actuarial loss and prior service benefit	(31)	(36)	(42)
Tax (expense) benefit on curtailments, settlements and other	(48)	2	2

	182	229	83

Tax expense on change in cumulative translation adjustment	(25)	(20)	(31)

Tax benefit on other comprehensive loss/ income	$188	$85	$73

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss, net of taxes, were as follows for the following fiscal years ended October 31:

	2012	2011	2010
		In millions
Net unrealized gain on available-for-sale securities	$87	$37	$20
Net unrealized loss on cash flow hedges	(99)	(41)	(201)
Cumulative translation adjustment	(457)	(385)	(431)
Unrealized components of defined benefit plans	(5,090)	(3,109)	(3,225)

Accumulated other comprehensive loss	$(5,559)	$(3,498)	$(3,837)

Note 16: Retirement and Post-Retirement Benefit Plans

  Defined Benefit Plans

        HP sponsors a number of defined benefit pension plans worldwide, of which the most significant are in the United States. Both the HP Retirement Plan (the "Retirement Plan"), a traditional defined benefit pension plan based on pay and years of service, and the HP Company Cash Account Pension Plan (the "Cash Account Pension Plan"), under which benefits are accrued pursuant to a cash accumulation account formula based upon a percentage of pay plus interest, were frozen effective January 1, 2008. The Cash Account Pension Plan and the Retirement Plan were merged in 2005 for certain funding and investment purposes. Effective October 30, 2009 the EDS U.S. qualified pension plan was also merged into the HP Pension Plan. The merged plan is referred to as the HP Pension Plan.

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

	2012		2011
	Plan Assets	Projected Benefit Obligation	Plan Assets	Projected Benefit Obligation
	In millions
U.S. defined benefit plans	$11,536	$14,237	$10,662	$11,945
DPSP	958	958	945	945

Total	$12,494	$15,195	$11,607	$12,890

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

        HP currently collects a retiree drug subsidy from the U.S. federal government relating to the retiree prescription drug benefits that it provides. Collecting the retiree drug subsidy is one of several alternatives under Medicare Part D that employers have in financing these benefits. In March 2010, HP decided to contract with a prescription drug plan, leveraging the employer group waiver plan process, to provide group benefits under Medicare Part D as an alternative to collecting the retiree drug subsidy. This change in retiree prescription drug financing strategy will take effect in 2013, and, due to the health care reform legislation enacted in March 2010, is expected to give HP access to greater U.S. federal subsidies over time to help pay for retiree benefits. Aside from this impact, the health care reform legislation is not expected to affect the cost of HP's retiree welfare programs because the subsidy offered by HP to retiree participants is fixed.

        During fiscal year 2010, HP also announced the elimination of company-paid retiree life insurance effective January 1, 2011.

  Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $628 million in fiscal 2012, $626 million in fiscal 2011 and $535 million in fiscal 2010. U.S. employees are automatically enrolled in the Hewlett-Packard Company 401(k) Plan (the "HP 401(k) Plan") when they meet eligibility requirements, unless they decline participation.

        Effective April 1, 2009, HP matching contributions for the HP 401(k) Plan was changed to a quarterly, discretionary, performance-based match of up to a maximum of 4% of eligible compensation for all U.S. employees to be determined each fiscal quarter based on business results. HP's matching contributions for all of the quarters in fiscal 2010 were 100% of the maximum 4% match. Effective at the beginning of fiscal 2011, the quarterly employer matching contributions in the HP 401(k) Plan were

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

no longer discretionary, but equal to 100% of an employee's contributions, up to a maximum of 4% of eligible compensation.

        Effective January 31, 2004, HP designated the HP Stock Fund, an investment option under the HP 401(k) Plan, as an employee stock ownership plan and, as a result, participants in the HP Stock Fund may receive dividends in cash or may reinvest such dividends into the HP Stock Fund. HP paid approximately $10 million, $8 million and $7 million in dividends for the HP common shares held by the HP Stock Fund in fiscal 2012, 2011 and 2010, respectively. HP records the dividends as a reduction of retained earnings in the Consolidated Statements of Stockholders' Equity. The HP Stock Fund held approximately 20 million shares of HP common stock at October 31, 2012.

  Pension and Post-Retirement Benefit Expense

        HP's net pension and post-retirement benefit cost (credit) recognized in the Consolidated Statements of Earnings was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	In millions
Service cost	$1	$1	$1	$294	$343	$319	$7	$9	$12
Interest cost	566	594	578	690	694	657	35	35	47
Expected return on plan assets	(793)	(744)	(662)	(816)	(890)	(756)	(38)	(37)	(32)
Amortization and deferrals:
Actuarial loss (gain)	43	33	27	235	235	214	(3)	3	14
Prior service benefit	—	—	—	(24)	(14)	(11)	(79)	(83)	(87)

Net periodic benefit (credit) cost	(183)	(116)	(56)	379	368	423	(78)	(73)	(46)

Curtailment loss (gain)	—	—	—	4	—	(6)	(30)	—	(13)
Settlement loss (gain)	11	3	7	(18)	9	7	—	—	—
Special termination benefits	833	—	—	17	16	29	227	—	—

Net benefit cost (credit)	$661	$(113)	$(49)	$382	$393	$453	$119	$(73)	$(59)

        The weighted-average assumptions used to calculate net benefit cost were as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.8%	5.6%	5.9%	4.5%	4.4%	5.0%	4.4%	4.4%	5.4%
Average increase in compensation levels	2.0%	2.0%	2.0%	2.5%	2.5%	2.5%	—	—	—
Expected long-term return on assets	7.6%	8.0%	8.0%	6.4%	6.8%	7.0%	10.0%	10.5%	9.5%

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

  Funded Status

        The funded status of the defined benefit and post-retirement benefit plans was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2012	2011	2012	2011	2012	2011
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$10,662	$9,427	$13,180	$12,760	$394	$374
Acquisition/addition of plans	—	—	8	51	—	—
Actual return on plan assets	1,411	1,389	1,327	20	36	56
Employer contributions	50	279	582	458	31	24
Participants' contributions	—	—	57	65	59	55
Benefits paid	(556)	(424)	(462)	(450)	(125)	(115)
Settlements	(31)	(9)	(193)	(49)	—	—
Currency impact	—	—	(478)	325	—	—

Fair value—end of year	11,536	10,662	14,021	13,180	395	394

Change in benefit obligation:
Projected benefit obligation—beginning of year	$11,945	$10,902	$16,328	$16,089	$816	$845
Acquisition/addition of plans	—	—	25	36	—	9
Service cost	1	1	294	343	7	9
Interest cost	566	594	690	694	35	35
Participants' contributions	—	—	57	65	59	55
Actuarial loss (gain)	1,479	881	2,143	(632)	34	(23)
Benefits paid	(556)	(424)	(462)	(450)	(125)	(115)
Plan amendments	—	—	(67)	(154)	—	—
Curtailment	—	—	5	—	5	—
Settlement	(31)	(9)	(395)	(50)	—	—
Special termination benefits	833	—	17	16	227	—
Currency impact	—	—	(538)	371	(2)	1

Projected benefit obligation—end of year	14,237	11,945	18,097	16,328	1,056	816

Plan assets less than benefit obligation	(2,701)	(1,283)	(4,076)	(3,148)	(661)	(422)

Net amount recognized	$(2,701)	$(1,283)	$(4,076)	$(3,148)	$(661)	$(422)

Accumulated benefit obligation	$14,236	$11,943	$17,070	$15,413

        The net amounts recognized for HP's defined benefit and post-retirement benefit plans in HP's Consolidated Balance Sheets as of October 31, 2012 and October 31, 2011 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2012	2011	2012	2011	2012	2011
	In millions
Non-current assets	$—	$—	$260	$418	$—	$—
Current liability	(33)	(32)	(39)	(43)	(124)	(30)
Non-current liability	(2,668)	(1,251)	(4,297)	(3,523)	(537)	(392)

Net amount recognized	$(2,701)	$(1,283)	$(4,076)	$(3,148)	$(661)	$(422)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

        The following table summarizes the pretax net experience loss (gain) and prior service benefit recognized in accumulated other comprehensive loss for the company's defined benefit and post-retirement benefit plans as of October 31, 2012.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net experience loss (gain)	$1,828	$5,061	$(11)
Prior service benefit	—	(298)	(235)

Total recognized in accumulated other comprehensive loss	$1,828	$4,763	$(246)

        The following table summarizes the experience loss and prior service benefit that will be amortized from accumulated other comprehensive loss (income) and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net experience loss	$78	$347	$1
Prior service benefit	—	(28)	(67)

Total to be recognized in accumulated other comprehensive loss (income)	$78	$319	$(66)

        The weighted-average assumptions used to calculate the benefit obligation disclosed were as follows for the fiscal years ended October 31, 2012 and 2011:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2012	2011	2012	2011	2012	2011
Discount rate	4.1%	4.8%	3.8%	4.5%	3.0%	4.4%
Average increase in compensation levels	2.0%	2.0%	2.4%	2.5%	—	—

        Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2012	2011	2012	2011
	In millions
Aggregate fair value of plan assets	$11,536	$10,662	$10,283	$9,851
Aggregate projected benefit obligation	$14,237	$11,945	$14,618	$13,418

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

        Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2012	2011	2012	2011
	In millions
Aggregate fair value of plan assets	$11,536	$10,662	$10,193	$8,465
Aggregate accumulated benefit obligation	$14,236	$11,943	$13,645	$11,323

  Fair Value Considerations

        The table below sets forth the fair value of our plan assets as of October 31, 2012 by asset category, using the same three-level hierarchy of fair-value inputs described in Note 9.

	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$1,150	$—	$—	$1,150	$1,621	$28	$—	$1,649	$—	$—	$—	$—
Non-U.S.	866	—	—	866	4,049	50	76	4,175	—	—	—	—
Debt securities
Corporate	—	3,442	1	3,443	—	2,878	—	2,878	—	17	—	17
Government(1)	1,626	1,411	—	3,037	—	1,653	—	1,653	6	16	—	22
Alternative Investments
Private Equities(2)	3	—	1,300	1,303	2	—	21	23	—	—	235	235
Hybrids	—	—	2	2	—	1,089	—	1,089	—	—	1	1
Hedge Funds	—	—	65	65	—	296	233	529	—	—	—	—
Real Estate Funds	—	—	—	—	449	177	194	820	—	—	—	—
Insurance Group Annuity Contracts	—	—	—	—	—	60	88	148	—	—	—	—
Common Collective Trusts and 103-12 Investment Entities	—	1,546	—	1,546	—	—	—	—	—	49	—	49
Registered Investment Companies ("RICs")(3)	119	342	—	461	—	—	—	—	73	—	—	73
Cash and Cash Equivalents(4)	(66)	108	—	42	439	5	—	444	—	2	—	2
Other(5)	(245)	(134)	—	(379)	575	36	2	613	(4)	—	—	(4)

Total	$3,453	$6,715	$1,368	$11,536	$7,135	$6,272	$614	$14,021	$75	$84	$236	$395

(1)
Includes debt issued by national, state and local governments and agencies.

(2)
Includes limited partnerships and venture capital partnerships.

(3)
Includes publicly and privately traded RICs.

(4)
Includes cash and cash equivalents such as short-term marketable securities.

(5)
Includes international insured contracts, derivative instruments and unsettled transactions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

        Changes in fair value measurements of Level 3 investments during the year ended October 31, 2012, were as follows:

	U.S. Defined Benefit Plans					Non-U.S. Defined Benefit Plans										Post-Retirement Benefit Plans
	Debt Securities	Alternative Investments				Equity		Debt Securities	Alternative Investments							Alternative Investments
	Corporate Debt	Private Equities	Hybrids	Hedge Funds	Total	US Equities	Non US Equities	Corporate Debt	Private Equities	Hedge Funds	Real Estate	Insurance Group Annuities	Cash	Other	Total	Private Equities	Hybrids	Total
	In millions
Beginning balance at October 31, 2011	$—	$1,356	$4	$—	$1,360	$30	—	$3	$20	$300	$199	$89	$(4)	$19	$656	$227	$1	$228
Actual return on plan assets:
Relating to assets still held at the reporting date	—	(67)	(1)	—	(68)	(2)	—	(1)	(1)	(76)	(5)	1	—	(1)	(85)	13	—	13
Relating to assets sold during the period	—	103	1	—	104	—	—	—	—	—	—	—	—	—	—	3	—	3
Purchases, sales, settlements (net)	1	(92)	(2)	65	(28)	—	—	(2)	16	—	43	(2)	—	—	55	(8)	—	(8)
Transfers in and/or out of Level 3	—	—	—	—	—	(28)	76	—	(14)	9	(43)	—	4	(16)	(12)	—	—	—

Ending balance at October 31, 2012	$1	$1,300	$2	$65	$1,368	$—	76	$—	$21	$233	$194	$88	$—	$2	$614	$235	$1	$236

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

        The table below sets forth the fair value of our plan assets as of October 31, 2011 by asset category, using the same three-level hierarchy of fair-value inputs described in Note 9.

	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$974	$—	$—	$974	$1,140	$200	$30	$1,370	$16	$—	$—	$16
Non-U.S.	850	—	—	850	4,066	354	—	4,420	7	—	—	7
Debt securities(6)
Corporate	—	3,031	—	3,031	—	2,948	3	2,951	—	22	—	22
Government(1)	1,801	1,331	—	3,132	—	1,275	—	1,275	5	22	—	27
Alternative Investments
Private Equities(2)	3	—	1,356	1,359	—	1	20	21	—	—	227	227
Hybrids	—	—	4	4	—	790	—	790	—	—	1	1
Hedge Funds(6)	—	—	—	—	—	259	300	559	—	—	—	—
Real Estate Funds	—	—	—	—	349	138	199	686	—	—	—	—
Insurance Group Annuity Contracts	—	—	—	—	16	46	89	151	—	—	—	—
Common Collective Trusts and 103-12 Investment Entities	—	843	—	843	—	—	—	—	—	21	—	21
Registered Investment Companies(3)	206	375	—	581	—	—	—	—	69	7	—	76
Cash and Cash Equivalents(4)	(4)	68	—	64	573	8	(4)	577	—	2	—	2
Other(5)	(117)	(59)	—	(176)	217	144	19	380	(5)	—	—	(5)

Total	$3,713	$5,589	$1,360	$10,662	$6,361	$6,163	$656	$13,180	$92	$74	$228	$394

(1)
Includes debt issued by national, state and local governments and agencies.

(2)
Includes limited partnerships and venture capital partnerships.

(3)
Includes publicly and privately traded RICs.

(4)
Includes cash and cash equivalents such as short-term marketable securities.

(5)
Includes international insured contracts, derivative instruments and unsettled transactions.

(6)
Certain non-U.S. debt securities and hedge funds in the aggregate of $3.2 billion have been reclassified from level 1 to level 2 based upon further analysis of the investments.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

  Plan Asset Allocations

        The weighted-average target and actual asset allocations across the benefit plans at the respective measurement dates were as follows:

	U. S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
		Plan Assets			Plan Assets			Plan Assets
	2012 Target Allocation			2012 Target Allocation			2012 Target Allocation
Asset Category		2012	2011		2012	2011		2012	2011
Public equity securities		23.7%	23.0%		41.5%	43.9%		8.6%	12.2%
Private/other equity securities		11.9%	12.8%		11.7%	10.5%		59.6%	57.9%
Real estate and other		(3.3)%	(1.7)%		10.2%	8.1%		(0.9)%	(1.3)%

Equity related investments	40.0%	32.3%	34.1%	64.5%	63.4%	62.5%	68.0%	67.3%	68.8%
Public debt securities	60.0%	61.5%	63.3%	34.6%	33.4%	33.2%	28.0%	27.9%	27.6%
Cash	—	6.2%	2.6%	0.9%	3.2%	4.3%	4.0%	4.8%	3.6%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

  Retirement Incentive Program

        As part of the 2012 restructuring plan, the company announced a voluntary enhanced early retirement program for its U.S employees. Participation in the EER program was limited to those employees whose combined age and years of service equaled 65 or more. Approximately 8,500 employees elected to participate in the EER program and will leave the company on dates designated by the company with the majority of the EER participants having left the company on August 31, 2012 and others exiting through August 31, 2013. The U.S. defined benefit pension plan was amended to provide that the EER benefit will be paid from the plan for electing EER participants who are current participants in the pension plan. The retirement incentive benefit is calculated as a lump sum and ranges between five and fourteen months of pay depending on years of service at the time of retirement under the program. As a result of this retirement incentive, HP recognized a STB expense of $833 million, which reflected the present value of all additional benefits that HP will distribute from the pension plan assets. HP recorded these expenses as a restructuring charge. In addition, a U.S. defined benefit plan re-measurement was also required, which resulted in no material change to the 2012 net periodic pension expense.

        HP extended to all employees participating in the EER program the opportunity to continue health care coverage at active employee contribution rates for up to 24 months following retirement. In addition, for employees not grandfathered into certain employer-subsidized retiree medical plans, HP is providing up to $12,000 in employer credits under the RMSA program. These items resulted in an additional STB expense of $227 million, which was offset by net curtailment gains in those programs of $37 million, due primarily to the resulting accelerated recognition of existing prior service cost/credits. The entire STB and approximately $30 million in curtailment gains were recognized in the second half of fiscal 2012. HP reported this net expense as a restructuring charge.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Retirement and Post-Retirement Benefit Plans (Continued)

  Future Contributions and Funding Policy

        In fiscal 2013, HP expects to contribute approximately $674 million to its non-US pension plans and approximately $33 million to cover benefit payments to U.S. non-qualified plan participants. HP expects to pay approximately $124 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements, as established by local government, funding and taxing authorities.

  Estimated Future Benefits Payable

        HP estimates that the future benefits payable for the retirement and post-retirement plans in place were as follows at October 31, 2012:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans(1)
	In millions
Fiscal year ending October 31
2013	$1,324	(2)	$437	$164	(2)
2014	$594		$461	$133	(2)
2015	$606		$487	$78
2016	$643		$529	$72
2017	$689		$582	$69
Next five fiscal years to October 31, 2022	$3,674		$3,645	$307

(1)
The estimated future benefits payable for the post-retirement plans are reflected net of the expected Medicare Part D subsidy.

(2)
Increase in future benefits payable primarily attributable to the 2012 EER program.

Note 17: Commitments

        HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense was approximately $1,012 million in fiscal 2012, $1,042 million in fiscal 2011 and $1,062 million in fiscal 2010. Sublease rental income was approximately $37 million in fiscal 2012, $38 million in fiscal 2011 and $46 million in fiscal 2010.

        At October 31, 2012 and October 31, 2011, property under capital lease, which was comprised primarily of equipment and furniture, was approximately $882 million and $577 million, respectively, and was included in property, plant and equipment in the accompanying Consolidated Balance Sheets. Accumulated depreciation on the property under capital lease was approximately $453 million and $454 million, respectively, at October 31, 2012 and October 31, 2011. The related depreciation is included in depreciation expense.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Commitments (Continued)

        Future annual minimum lease payments, sublease rental income commitments and capital lease commitments at October 31, 2012 were as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
	In millions
Minimum lease payments	$780	$665	$517	$351	$218	$805	$3,336
Less: Sublease rental income	(28)	(23)	(18)	(9)	(4)	(12)	(94)

	$752	$642	$499	$342	$214	$793	$3,242

Capital lease commitments	$59	$240	$11	$7	$4	$33	$354
Less: Interest payments	(8)	(6)	(3)	(2)	(2)	(12)	(33)

	$51	$234	$8	$5	$2	$21	$321

        At October 31, 2012, HP had unconditional purchase obligations of approximately $1.6 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related principally to inventory and other items. Future unconditional purchase obligations at October 31, 2012 were as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
	In millions
Unconditional purchase obligations	$1,131	$230	$218	$53	$—	$—	$1,632

Note 18: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP believes it has adequate provisions for any such matters, and, as of October 31, 2012, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the amounts already recognized on HP's financial statements. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under the existing law. The court issued a written decision on January 25, 2008, and VG Wort subsequently filed an application with the German Federal Supreme Court under Section 321a of the German Code of Civil Procedure contending that the court did not consider their arguments. On May 9, 2008, the German Federal Supreme Court denied VG Wort's application. VG Wort appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. On September 21, 2010, the Constitutional Court published a decision holding that the German Federal Supreme Court erred by not referring questions on interpretation of German copyright law to the Court of Justice of the European Union ("CJEU") and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. The CJEU conducted an oral hearing in October 2012 and is expected to issue a decision approximately seven months thereafter, after which the matter will be remitted back to the German Federal Supreme Court.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in the Munich Civil Court in Munich, Germany seeking levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against FSC. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that FSC must pay € 12 plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. FSC filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, not subject to the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

levies on photocopiers established by that law. VG Wort subsequently filed a claim with the German Federal Constitutional Court challenging that ruling. In January 2011, the Constitutional Court published a decision holding that the German Federal Supreme Court decision was inconsistent with the German Constitution and revoking the German Federal Supreme Court decision. The Constitutional Court remitted the matter to the German Federal Supreme Court for further action. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. The CJEU conducted an oral hearing in October 2012 and is expected to issue a decision approximately seven months thereafter, after which the matter will be remitted back to the German Federal Supreme Court.

        Reprobel, a cooperative society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, requested HP by extra-judicial means to amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the French-speaking chambers of the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that copyright levies payable on such MFDs must be assessed based on the copying speed when operated in the normal print mode set by default in the device. On November 16, 2012, the court issued a decision holding that Belgium law is not in conformity with EU law in a number of respects and ordered that, by November 2013, Reprobel substantiate that the amounts claimed by Reprobel are commensurate with the harm resulting from legitimate copying under the reprographic exception.

        Based on industry opposition to the extension of levies to digital products, HP's assessments of the merits of various proceedings and HP's estimates of the number of units impacted and the amounts of the levies, HP has accrued amounts that it believes are adequate to address the matters described above. However, the ultimate resolution of these matters and the associated financial impact on HP, including the number of units impacted, the amount of levies imposed and the ability of HP to recover such amounts through increased prices, remains uncertain.

        Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit filed against HP on June 14, 2004 that is pending in state court in Santa Clara County, California. The lawsuit alleges that Intel Corporation ("Intel") concealed performance problems related to the Intel Pentium 4 processor by, among others things, the manipulation of performance benchmarks. The lawsuit alleges that HP aided and abetted Intel's allegedly unlawful conduct. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs. On November 23, 2011, plaintiffs filed a motion seeking to certify a nationwide class asserting claims under the California Unfair Competition Law. On April 19, 2012, the court issued an order granting in part and denying in part the plaintiffs' motion. As to Intel, the court certified a nationwide class excluding residents of Illinois. As to HP, the court certified a class limited to California residents who purchased their computers "from HP" for "personal, family or household use." As required by the same order, the plaintiffs filed an amended complaint that limits their claims against HP to a California class while reserving the right to seek additional state-specific subclasses as to HP.

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

  •
  A consolidated lawsuit captioned In re HP Inkjet Printer Litigation was filed in the United States District Court for the Northern District of California seeking class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees.

  •
  A lawsuit captioned Blennis v. HP was filed on January 17, 2007 in the United States District Court for the Northern District of California seeking class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees.

  •
  A lawsuit captioned Rich v. HP was filed against HP on May 22, 2006 in the United States District Court for the Northern District of California alleging that HP designed its color inkjet printers to unnecessarily use color ink in addition to black ink when printing black and white images and text and seeking to certify a nationwide injunctive class and a California-only damages class.

  •
  Two class actions against HP and its subsidiary, Hewlett-Packard (Canada) Co., are pending in Canada, one commenced in British Columbia in February 2006 and one commenced in Ontario in June 2006, where the plaintiffs are seeking class certification, restitution, declaratory relief, injunctive relief and unspecified statutory, compensatory and punitive damages.

        On August 25, 2010, HP and the plaintiffs in In re HP Inkjet Printer Litigation, Blennis v. HP and Rich v. HP entered into an agreement to settle those lawsuits on behalf of the proposed classes. Under the terms of the settlement, the lawsuits were consolidated, and eligible class members each have the right to obtain e-credits not to exceed $5 million in the aggregate for use in purchasing printers or printer supplies through HP's website. As part of the settlement, HP also agreed to provide class members with additional information regarding HP inkjet printer functionality and to change the content of certain software and user guide messaging provided to users regarding the life of inkjet printer cartridges. In addition, the settlement provides for class counsel and the class representatives to be paid attorneys' fees and expenses and stipends. On March 29, 2011, the court granted final approval of the settlement. On April 27, 2011, certain class members who objected to the settlement filed an appeal in the United States Court of Appeals for the Ninth Circuit of the court's order granting final approval of the settlement.

        Fair Labor Standards Act Litigation.    HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of EDS or HP have been misclassified as exempt employees under the Fair Labor Standards Act and/or in violation of the California Labor Code or other state laws. Those matters include the following:

  •
  Cunningham and Cunningham, et al. v. Electronic Data Systems Corporation is a purported collective action filed on May 10, 2006 in the United States District Court for the Southern

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

    District of New York claiming that current and former EDS employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. Another purported collective action, Steavens, et al. v. Electronic Data Systems Corporation, which was filed on October 23, 2007, is also now pending in the same court alleging similar facts. The Steavens case has been consolidated for pretrial purposes with the Cunningham case. On December 14, 2010, the court granted conditional certification of a class consisting of employees in 20 legacy EDS job codes in the consolidated Cunningham and Steavens matter. Approximately 2,600 current and former EDS employees have filed consents to opt-in to the litigation. Plaintiffs had alleged separate "opt out" classes based on the overtime laws of the states of California, Washington, Massachusetts and New York, but plaintiffs have dismissed those claims.

  •
  Salva v. Hewlett-Packard Company is a purported collective action filed on June 15, 2012 in the United States District Court for the Western District of New York alleging that certain information technology employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees under the Fair Labor Standards Act. On August 31, 2012, HP filed its answer to plaintiffs' complaint and counterclaims against named two of the three named plaintiffs. Also on August 31, 2012, HP filed a motion to transfer venue to the United States District Court for the Eastern District of Texas. A hearing on HP's motion to transfer venue was scheduled for November 21, 2012, but was postponed by the court.

  •
  Heffelfinger, et al. v. Electronic Data Systems Corporation is a class action filed in November 2006 in California Superior Court claiming that certain EDS information technology workers in California were misclassified as exempt employees. The case was subsequently transferred to the United States District Court for the Central District of California, which, on January 7, 2008, certified a class of information technology workers in California. On June 6, 2008, the court granted the defendant's motion for summary judgment. The plaintiffs subsequently filed an appeal with the United States Court of Appeals for the Ninth Circuit. On June 7, 2012, the Court of Appeals affirmed summary judgment for two of the named plaintiffs, but reversed summary judgment on the third named plaintiff, remanding the case back to the trial court and inviting the trial court to revisit its prior certification order. The defendant has moved to decertify the class, and, in November 2012, the trial court issued a tentative order granting the defendant's motion. Another purported class action originally filed in California Superior Court, Karlbom, et al. v. Electronic Data Systems Corporation, which was filed on March 16, 2009, alleges similar facts and is pending in San Diego County Superior Court.

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

        India Directorate of Revenue Intelligence Proceedings.    On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the "DRI") issued show cause notices to Hewlett-Packard India

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

Sales Private Ltd ("HPI"), a subsidiary of HP, seven current HP employees and one former HP employee alleging that HP underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. Prior to the issuance of the show cause notices, HP deposited approximately $16 million with the DRI and agreed to post a provisional bond in exchange for the DRI's agreement to not seize HP products and spare parts and to not interrupt the transaction of business by HP in India.

        On April 11, 2012, the Bangalore Commissioner of Customs issued an order on the products show cause notice affirming certain duties and penalties against HPI and the named individuals of approximately $386 million, of which HPI had already deposited $9 million. On December 11, 2012, HPI voluntarily deposited an additional $10 million in connection with the products show cause notice.

        On April 20, 2012, the Commissioner issued an order on the parts show cause notice affirming certain duties and penalties against HPI and certain of the named individuals of approximately $17 million, of which HPI had already deposited $7 million. After the order, HPI deposited an additional $3 million in connection with the parts show cause notice so as to avoid certain penalties.

        HPI filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The customs department has also filed cross-appeals before the Customs Tribunal. A hearing on the deposit waiver was expected to be held in December 2012 but was postponed at the request of the Customs Tribunal. A new hearing date is expected to be set for February 2013. After that hearing, the Customs Tribunal is expected to set the actual amount of the additional deposit that will be required for HPI to proceed with the appeals. The amount of the additional deposit for the products appeal is expected to be between zero and $367 million, plus interest, and the amount of the additional deposit for the spare parts appeal is expected to be between zero and $3 million.

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

        Russia GPO and Related Investigations.    The German Public Prosecutor's Office ("German PPO") has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the General Prosecutor's Office of the Russian Federation. The approximately €35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network. The German PPO has issued an indictment of four individuals, including one current and two former HP employees, on charges including bribery, breach of trust and tax evasion. The German PPO has also asked that HP be made an associated party to the case, and, if the German PPO's request is granted, HP's participation in the court proceedings would be limited to any portion of the proceedings that could ultimately bear on the question of whether HP should be subject to potential disgorgement of profits based on the conduct of the indicted current and former employees.

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

        In addition to information about the Russia GPO deal, the U.S. enforcement authorities have requested information from HP relating to certain transactions in Russia and in the Commonwealth of Independent States sub-region dating back to 2000.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

  •
  A.J. Copeland v. Raymond J. Lane, et al. is a lawsuit filed on March 7, 2011 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's alleged violations of the FCPA, HP's severance payments made to Mr. Hurd, and HP's acquisition of 3PAR Inc. The lawsuit also alleges violations of Section 14(a) of the Exchange Act in connection with HP's 2010 and 2011 proxy statements. On February 8, 2012, the defendants filed a motion to dismiss the lawsuit. On October 10, 2012, the Court granted the defendants' motion to dismiss with leave to file an amended complaint. On November 1, 2012, plaintiff filed an amended complaint adding an unjust enrichment claim and claims that the defendants violated Section 14(a) of the Exchange Act and breached their fiduciary duties in connection with HP's 2012 proxy statement.

  •
  Richard Gammel v. Hewlett-Packard Company, et al. is a putative securities class action filed on September 13, 2011 in the United States District Court for the Central District of California alleging, among other things, that from November 22, 2010 to August 18, 2011, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model, the future of the webOS operating system, and HP's commitment to developing and integrating webOS products, including the TouchPad tablet PC. On April 11, 2012, the defendants filed a motion to dismiss the lawsuit. On September 4, 2012, the court granted the defendants' motion to dismiss and gave plaintiff 30 days to file an amended complaint. On October 19, 2012, plaintiff filed an amended complaint that asserts the same causes of action but drops one of the defendants and shortens the period that the alleged violations of the Exchange Act occurred to February 9, 2011 to August 18, 2011.

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

Autonomy-Related Legal Matters

        Investigations.    As a result of the findings of an ongoing investigation, HP has provided information to the U.K. Serious Fraud Office, the U.S. Department of Justice and the SEC related to the accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy. On November 21, 2012, representatives of the U.S. Department of Justice advised HP that they had opened an investigation relating to Autonomy. HP is cooperating with the three investigating agencies.

        Litigation.    As described below, HP is involved in various stockholder litigation relating to, among other things, its November 20, 2012 announcement that it recorded a non-cash charge for the impairment of goodwill and intangible assets within its Software segment of approximately $8.8 billion in the fourth quarter of its 2012 fiscal year and HP's statements that, based on HP's findings from an ongoing investigation, the majority of this impairment charge related to accounting improprieties, misrepresentations to the market and disclosure failures at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy and the impact of those improprieties, failures and misrepresentations on the expected future financial performance of the Autonomy business over the long term. This stockholder litigation was commenced against, among others, certain current and former HP executive officers, certain current and former members of the HP Board of Directors, and certain advisors to HP. The plaintiffs in these litigation matters are seeking to recover certain compensation paid by HP to the defendants and/or other damages. These matters include the following:

  •
  Allan J. Nicolow v. Hewlett-Packard Company, et al. is a putative securities class action filed on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 19, 2011 to November 20, 2012, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business.

  •
  Philip Ricciardi v. Michael R. Lynch, et al. is a lawsuit filed on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy. The lawsuit also alleges that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012.

  •
  Ernesto Espinoza v. Michael R. Lynch, et al. is a lawsuit filed on November 27, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

    the financial performance of HP's enterprise services business. The lawsuit also alleges that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012.

  •
  Andrea Bascheri, et al. v. Léo Apotheker, et al. is a lawsuit filed on November 30, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. The lawsuit also alleges that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched by causing HP to misrepresent its business and financial prospects and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. The lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code.

  •
  Davin Pokoik v. Hewlett-Packard Company, et al. is a putative securities class action filed on November 30, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 19, 2011 to November 19, 2012, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business.

  •
  Martin Bertisch v. Léo Apotheker, et al. is a lawsuit filed on December 3, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. The lawsuit also alleges that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's hiring of Leo Apotheker as Chief Executive Officer and HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012.

  •
  Mike Laffen v. Hewlett-Packard Co., et al. is a putative class action filed on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that, from December 12, 2011 to November 22, 2012, HP's 401(k) Plan Committee and HP's Investment Review Committee breached their fiduciary obligations to HP's 401(k) plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

  •
  Miriam Birinkrant v. Michael R. Lynch, et al. is a lawsuit filed on December 14, 2012 in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Litigation and Contingencies (Continued)

  •
  City of Birmingham Retirement & Relief System v. Léo Apotheker, et al. is a lawsuit filed on December 18, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. The lawsuit also alleges that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and the financial performance of HP's enterprise services business.

  •
  Karyn Lustig v. Margaret C. Whitman, et al. is a putative class action filed on December 18, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 19, 2011 to November 20, 2012, the defendants breached their fiduciary obligations to HP's 401(k) plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of ERISA by concealing negative information regarding the financial performance of Autonomy and HP's enterprise services business and failing to restrict participants from investing in HP stock.

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

        HP is party to, or otherwise involved in, proceedings brought by U.S. or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as "Superfund," or state laws similar to CERCLA and may become a party to, or otherwise involved in, proceedings brought by private parties for contribution towards clean-up costs. HP is also conducting environmental investigations or remediations at several current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies.

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

        HP's operations are organized into seven reportable business segments for financial reporting purposes: Personal Systems (formerly known as the Personal Systems Group or "PSG"), Printing (formerly known as the Imaging and Printing Group or "IPG"), Services, ESSN, Software, HP Financial Services ("HPFS") and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The reportable business segments are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results.

        As part of a realignment of the structure of HP's business in fiscal 2012, HP has structured the Personal Systems segment and the Printing segment beneath a newly formed Printing and Personal Systems Group ("PPS"). While PPS is not a financial reporting segment, HP sometimes provides financial data aggregating the segments within it in order to provide a supplementary view of its business.

        Effective November 1, 2012, HP created the Enterprise Group segment consisting of the business units within its ESSN segment and the TS business unit, which is a part of its existing Services segment. The remaining business units in HP's Services segment, ITO and ABS, will combine to comprise a new Enterprise Services segment.

        A description of the types of products and services provided by each business segment follows.

        Printing and Personal Systems Group's mission is to leverage the respective strengths of the Personal Systems business and the Printing business in creating a single, unified business that is customer-focused and poised to capitalize on rapidly shifting industry trends. Each of the business segments within PPS is described in detail below.

  •
  Personal Systems provides commercial PCs, consumer PCs, workstations, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP ProBook and HP EliteBook lines of notebooks and the Compaq Pro, Compaq Elite, HP Pro and HP Elite lines of business desktops, as well as the All-in-One Touchsmart and Omni PCs, HP Mini-Note PCs, retail POS systems, HP Thin Clients and HP Slate Tablet PCs. Consumer PCs include the HP Pavilion, HP Elite, Envy and Compaq Presario series of multi-media consumer notebooks, desktops and mini notebooks, including the TouchSmart line of touch-enabled all-in-one notebooks and desktops. HP's workstations are designed for users demanding

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

    enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics, and run on both Windows and Linux-based operating systems.

  •
  Printing provides consumer and commercial printer hardware, supplies, media and scanning devices. Printing is also focused on imaging solutions in the commercial markets. These solutions range from managed print services to capturing high-value pages in areas such as industrial applications, outdoor signage, and the graphic arts business. Inkjet and Web Solutions delivers HP's consumer and SMB inkjet solutions (hardware, supplies, media, web-connected hardware and services). It includes single-function and all-in-one inkjet printers targeted toward consumers and SMBs, as well as Snapfish and ePrintCenter. LaserJet and Enterprise Solutions delivers products, services and solutions to the SMB and enterprise segments, including LaserJet printers and supplies, multi-function devices, scanners, web-connected hardware and services and enterprise software solutions, such as Exstream Software and Web Jetadmin. Managed Enterprise Solutions include managed print service products, support and solutions delivered to enterprise customers partnering with third-party software providers to offer workflow solutions in the enterprise environment. Graphics Solutions include large format printing (Designjet and Scitex) and supplies, Indigo digital presses and supplies, inkjet high-speed production solutions and supplies, speciality printing systems and graphics services. Graphic Solutions targets print service providers, architects, engineers, designers, photofinishers and industrial solution providers.

  •
  Services provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains. Services is divided into three main areas: Infrastructure Technology Outsourcing, Technology Services and Application and Business Services. Infrastructure Technology Outsourcing delivers comprehensive services that encompass the data center, IT security, Cloud-based computing, workplace technology, network, unified communications, and enterprise service management. Technology Services provides technology consulting and support services for transforming IT, and converging and supporting IT infrastructure. The technology consulting portfolio includes strategic IT advisory services, cloud consulting services, unified communications solutions, data center transformation services and education consulting services. In addition to warranty support across HP's product lines, support services includes HP Foundation Care, the portfolio of reactive hardware and software support services; HP Proactive Care, which includes advanced remote system-monitoring tools, continuous onsite rapid response and direct access to HP's technical experts and resources; HP Datacenter Care for flexible customer support for HP and multivendor systems; and Lifecycle Event services, which are event-based services offering HP's technology expertise and consulting for each phase of the technology life cycle. Application and Business Services helps clients develop, revitalize and manage their applications and information assets. This full application life cycle approach encompasses application development, testing, modernization, system integration, maintenance and management for both packaged and custom-built applications. The Application and Business Services portfolio also includes intellectual property-based industry solutions, services and technologies to help clients better manage critical business processes. HP also offer services for customer relationship management, finance and administration, human resources, payroll and document processing.

  •
  Enterprise Servers, Storage and Networking provides server, storage, networking and, when combined with HP's Cloud Service Automation software suite, the HP CloudSystem. The

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

    CloudSystem enables infrastructure, platform and software-as-a-service in private, public or hybrid environments. Industry Standard Servers offers ProLiant servers, running primarily Windows, Linux and virtualization platforms from Microsoft Corporation, VMware, Inc. and other major vendors and leveraging Intel Corporation and Advanced Micro Devices, Inc. x86 processors. The business spans a range of server product lines, including pedestal-tower, traditional rack, density-optimized rack, HP's BladeSystem family of server blades and solutions for large distributed computing companies (Hyperscale class) who buy and deploy compute nodes at a massive scale. Business Critical Systems offers HP Integrity servers based on the Intel Itanium-based processor, HP Integrity NonStop solutions and scale-up x86 ProLiant Servers for scalability of systems with more than four industry standard processors. HP's storage offerings include storage area networks, network attached storage, storage management software and virtualization technologies, StoreOnce data deduplication solutions, tape drives and tape libraries. HP's networking portfolio includes switches and routers that span the data center, campus and branch environments and deliver network management and unified communications. HP's wireless networking offerings include wireless LAN access points and controllers/switches.

  •
  Software provides enterprise information management solutions for both structured and unstructured data, IT management software and security intelligence/risk management solutions. Solutions are delivered in the form of traditional software licenses, software-as-a-service, hybrid or appliance deployment models. Augmented by support and professional services, HP software solutions allow IT organizations to gain customer insight and optimize infrastructure, operations, application life cycles, application quality, security, IT services and business processes. In addition, these solutions help businesses proactively safeguard digital assets, comply with corporate and regulatory policies, and control internal and external security risks.

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

        Segment revenue includes revenues from sales to external customers and intersegment revenues that reflect transactions between the segments that are carried out at an arm's-length transfer price. Intersegment revenues primarily consist of sales of hardware and software that are sourced internally and, in the majority of the cases, are structured through HPFS as operating leases. HP's Consolidated Net Revenue is derived and reported after elimination of intersegment revenues for such arrangements in accordance with U.S. GAAP.

        To provide improved visibility and comparability, HP has reclassified segment operating results for fiscal 2011 and 2010 to conform to certain fiscal 2012 organizational realignments. The realignment resulted in transfer of revenue and operating profit among Services, Printing, ESSN, Software and Corporate Investments. In addition, revenue was transferred among the business units within Services. These realignments include:

  •
  The transfer of Indigo and Scitex support and the LaserJet and enterprise solutions trade support business from the TS business unit within Services to the Commercial Hardware business unit within Printing;

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

        These changes had no impact on the previously reported financial results for Personal Systems or HPFS. In addition, none of these changes impacted HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

        Selected operating results information for each business segment was as follows for the following fiscal years ended October 31:

	Printing and Personal Systems
	Personal Systems	Printing	Services	Enterprise Servers, Storage and Networking(1)	Software(2)	HP Financial Services	Corporate Investments(3)	Total
2012
Net revenue	$34,699	$24,266	$34,365	$19,379	$3,757	$3,784	$107	$120,357
Intersegment net revenue and other	951	221	557	1,112	303	35	1	3,180

Total segment net revenue	$35,650	$24,487	$34,922	$20,491	$4,060	$3,819	$108	$123,537

Earnings (loss) from operations	$1,706	$3,585	$4,095	$2,132	$827	$388	$(238)	$12,495

2011
Net revenue	$38,368	$25,874	$35,333	$20,778	$3,128	$3,568	$196	$127,245
Intersegment net revenue and other	1,206	302	369	1,286	239	28	12	3,442

Total segment net revenue	$39,574	$26,176	$35,702	$22,064	$3,367	$3,596	$208	$130,687

Earnings (loss) from operations	$2,350	$3,927	$5,203	$2,997	$722	$348	$(1,619)	$13,928

2010
Net revenue	$40,003	$25,941	$35,169	$19,068	$2,602	$3,037	$214	$126,033
Intersegment net revenue and other	738	235	107	1,178	210	10	—	2,479

Total segment net revenue	$40,741	$26,176	$35,276	$20,246	$2,812	$3,047	$214	$128,512

Earnings (loss) from operations	$2,032	$4,357	$5,714	$2,814	$787	$281	$(358)	$15,627

(1)
Includes the results of 3Com and 3PAR from the dates of acquisition in April 2010 and September 2010, respectively.

(2)
Includes the results of ArcSight and Autonomy from the dates of acquisition in October 2010 and October 2011, respectively.

(3)
Includes the results of Palm from the date of acquisition in July 2010 and the impact of the decision to wind down the webOS device business during the quarter ended October 31, 2011.

        The reconciliation of segment operating results information to HP consolidated totals was as follows for the following fiscal years ended October 31:

	2012	2011	2010
	In millions
Earnings before taxes:
Total segment earnings from operations	$12,495	$13,928	$15,627
Corporate and unallocated costs and eliminations	(790)	(314)	(614)
Unallocated costs related to certain stock-based compensation expense	(632)	(618)	(613)
Amortization of purchased intangible assets	(1,784)	(1,607)	(1,484)
Impairment of goodwill and purchased intangible assets	(18,035)	(885)	—
Acquisition-related charges	(45)	(182)	(293)
Restructuring charges	(2,266)	(645)	(1,144)
Interest and other, net	(876)	(695)	(505)

Total HP consolidated (loss) earnings before taxes	$(11,933)	$8,982	$10,974

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. Total assets by segment and the reconciliation of segment assets to HP consolidated total assets were as follows at October 31:

	2012	2011	2010
	In millions
Personal Systems	$12,752	$15,781	$16,548
Printing	11,169	11,939	12,514

Printing and Personal Systems Group	23,921	27,720	29,062

Services	31,234	40,614	41,989
Enterprise Servers, Storage and Networking	16,000	17,539	18,262
Software	12,264	21,028	9,979
HP Financial Services	12,924	13,543	12,123
Corporate Investments	248	517	1,619
Corporate and unallocated assets	12,177	8,556	11,469

Total HP consolidated assets	$108,768	$129,517	$124,503

        Assets allocated to the Personal Systems segment decreased 19% in fiscal 2012 driven largely by the recording of an impairment charge to purchased intangible assets related to a change in the branding strategy impacting the "Compaq" trade name as described further in Note 7. Assets allocated to the Services segment decreased 23% due primarily to the recording of an impairment charge to goodwill related to the ES reporting unit as described further in Note 7. In addition, assets allocated to the Software segment decreased 42% due primarily to the recording of an impairment charge to goodwill and purchased intangible assets related to the Autonomy reporting unit as described further in Note 7.

        The total assets allocated to the Corporate Investments segment decreased 68% in fiscal 2011 mostly due to an impairment charge to goodwill and certain purchased intangible assets associated with the Palm acquisition following the decision to wind down the webOS device business. Assets allocated to the Software segment increased by 111% in fiscal 2011 due to the acquisition of Autonomy. In addition, in connection with certain fiscal 2011 organizational realignments, HP reclassified total assets of its networking business from Corporate Investments to ESSN and total assets of the communications and media solutions business from Software to Services. There have been no other material changes to the total assets of HP's segments since October 31, 2010.

  Major Customers

        No single customer represented 10% or more of HP's total net revenue in any fiscal year presented.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

  Geographic Information

        Net revenue, classified by the major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2012	2011	2010
	In millions
Net revenue:
U.S.	$42,140	$44,111	$44,542
Non-U.S.	78,217	83,134	81,491

Total HP consolidated net revenue	$120,357	$127,245	$126,033

        Net revenue by geographic area is based upon the sales location that predominately represents the customer location. For each of the years ended October 31, 2012, 2011 and 2010, other than the United States, no country represented more than 10% of HP's total consolidated net revenue. HP reports revenue net of sales taxes, use taxes and value-added taxes directly imposed by governmental authorities on HP's revenue producing transactions with its customers.

        At October 31, 2012, the United States, the Cayman Islands and Ireland each had 10% or more of HP's total consolidated net assets. At October 31, 2011, the United States and the Netherlands each had 10% or more of HP's total consolidated net assets. At October 31, 2010, no single country other than the United States had 10% or more of HP's total consolidated net assets.

        Net property, plant and equipment, classified by major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2012	2011	2010
	In millions
Net property, plant and equipment:
U.S.	$5,894	$6,126	$6,479
U.K.	1,195	1,195	1,085
Other countries	4,865	4,971	4,199

Total HP consolidated net property, plant and equipment	$11,954	$12,292	$11,763

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

  Net revenue by segment and business unit

        The following table provides net revenue by segment and business unit for the following fiscal years ended October 31:

	2012	2011	2010
	In millions
Net revenue:
Notebooks	$18,830	$21,319	$22,602
Desktops	13,888	15,260	15,519
Workstations	2,148	2,216	1,786
Other	784	779	834

Personal Systems	35,650	39,574	40,741

Supplies	16,151	17,154	17,249
Commercial Hardware	5,895	6,183	5,981
Consumer Hardware	2,441	2,839	2,946

Printing	24,487	26,176	26,176

Printing and Personal Systems Group	60,137	65,750	66,917

Infrastructure Technology Outsourcing	14,692	15,224	14,974
Technology Services	10,463	10,542	10,270
Application and Business Services	9,767	9,936	10,032

Services	34,922	35,702	35,276

Industry Standard Servers	12,582	13,521	12,574
Storage(1)	3,815	4,056	3,785
Business Critical Systems	1,612	2,095	2,292
Networking(2)	2,482	2,392	1,595

Enterprise Servers, Storage and Networking	20,491	22,064	20,246

Software(3)	4,060	3,367	2,812
HP Financial Services	3,819	3,596	3,047
Corporate Investments(4)	108	208	214

Total segments	123,537	130,687	128,512

Eliminations of inter-segment net revenue and other	(3,180)	(3,442)	(2,479)

Total HP consolidated net revenue	$120,357	$127,245	$126,033

(1)
Includes the results of 3PAR from the date of acquisition in September 2010.

(2)
The networking business was added to ESSN in fiscal 2011. Also includes the results of 3Com from the date of acquisition in April 2010.

(3)
Includes the results of ArcSight and Autonomy from the dates of acquisition in October 2010 and October 2011, respectively.

(4)
Includes the results of Palm from the date of acquisition in July 2010 and the impact of the decision to wind down the webOS device business during the quarter ended October 31, 2011.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	Three-month periods ended in fiscal 2012
	January 31	April 30	July 31	October 31
Net revenue	$30,036	$30,693	$29,669	$29,959
Cost of sales(1)	23,313	23,541	22,820	22,711
Research and development	786	850	854	909
Selling, general and administrative	3,367	3,540	3,366	3,227
Amortization of purchased intangible assets	466	470	476	372
Impairment of goodwill and purchased intangible assets	—	—	9,188	8,847
Restructuring charges	40	53	1,795	378
Acquisition-related charges	22	17	3	3
Total costs and expenses	27,994	28,471	38,502	36,447
Earnings (loss) from operations	2,042	2,222	(8,833)	(6,488)
Interest and other, net	(221)	(243)	(224)	(188)
Earnings (loss) before taxes	1,821	1,979	(9,057)	(6,676)
(Provision) benefit for taxes	(353)	(386)	200	(178)
Net earnings (loss)	$1,468	$1,593	$(8,857)	$(6,854)
Net earnings (loss) per share:(2)
Basic	$0.74	$0.80	$(4.49)	$(3.49)
Diluted	$0.73	$0.80	$(4.49)	$(3.49)
Cash dividends paid per share	$0.12	$0.12	$0.13	$0.13
Range of per share stock prices on the New York Stock Exchange
Low	$25.02	$22.85	$17.73	$13.80
High	$28.88	$30.00	$25.40	$20.26

	Three-month periods ended in fiscal 2011
	January 31	April 30	July 31	October 31
Net revenue	$32,302	$31,632	$31,189	$32,122
Cost of sales(1)(3)	24,381	23,832	23,901	25,304
Research and development	798	815	812	829
Selling, general and administrative(3)	3,117	3,425	3,430	3,605
Amortization of purchased intangible assets	425	413	358	411
Impairment of goodwill and purchased intangible assets	—	—	—	885
Restructuring charges	158	158	150	179
Acquisition-related charges	29	21	18	114
Total costs and expenses	28,908	28,664	28,669	31,327
Earnings from operations	3,394	2,968	2,520	795
Interest and other, net	(97)	(76)	(121)	(401)
Earnings before taxes	3,297	2,892	2,399	394
Provision for taxes	(692)	(588)	(473)	(155)
Net earnings	$2,605	$2,304	$1,926	$239
Net earnings per share:(2)
Basic	$1.19	$1.07	$0.94	$0.12
Diluted	$1.17	$1.05	$0.93	$0.12
Cash dividends paid per share	$0.08	$0.08	$0.12	$0.12
Range of per share stock prices on the New York Stock Exchange
Low	$40.77	$37.60	$33.95	$21.50
High	$47.83	$49.39	$41.74	$35.50

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

        None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

        The names of the executive officers of HP and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

        The following information is included in HP's Proxy Statement related to its 2013 Annual Meeting of Stockholders to be filed within 120 days after HP's fiscal year end of October 31, 2012 (the "Proxy Statement") and is incorporated herein by reference:

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

  2.
  Financial Statement Schedules:

        Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended October 31, 2012.

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

      Hewlett-Packard Company
      Attn: Investor Relations
      3000 Hanover Street
      Palo Alto, CA 94304

Schedule II

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

	For the fiscal years ended October 31
	2012	2011	2010
	In millions
Allowance for doubtful accounts—accounts receivable:
Balance, beginning of period	$470	$525	$629
Increase in allowance from acquisitions	—	27	7
Addition of bad debt provision	100	23	80
Deductions, net of recoveries	(106)	(105)	(191)

Balance, end of period	$464	$470	$525

Allowance for doubtful accounts—financing receivables:
Balance, beginning of period	$130	$140	$108
Additions to allowance	42	58	76
Deductions, net of recoveries	(23)	(68)	(44)

Balance, end of period	$149	$130	$140

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 27, 2012	HEWLETT-PACKARD COMPANY
	By:	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Catherine A. Lesjak, John F. Schultz and David K. Ritenour, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ MARGARET C. WHITMAN Margaret C. Whitman	President, Chief Executive Officer and Director (Principal Executive Officer)	December 27, 2012
/s/ CATHERINE A. LESJAK Catherine A. Lesjak	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 27, 2012
/s/ MARC A. LEVINE Marc A. Levine	Senior Vice President and Controller (Principal Accounting Officer)	December 27, 2012
/s/ MARC L. ANDREESSEN Marc L. Andreessen	Director	December 27, 2012
/s/ SHUMEET BANERJI Shumeet Banerji	Director	December 27, 2012
/s/ RAJIV L. GUPTA Rajiv L. Gupta	Director	December 27, 2012
/s/ JOHN H. HAMMERGREN John H. Hammergren	Director	December 27, 2012

Signature	Title(s)	Date

/s/ RAYMOND J. LANE Raymond J. Lane	Executive Chairman	December 27, 2012
/s/ ANN M. LIVERMORE Ann M. Livermore	Director	December 27, 2012
/s/ GARY M. REINER Gary M. Reiner	Director	December 27, 2012
/s/ PATRICIA F. RUSSO Patricia F. Russo	Director	December 27, 2012
/s/ G. KENNEDY THOMPSON G. Kennedy Thompson	Director	December 27, 2012
/s/ RALPH W. WHITWORTH Ralph W. Whitworth	Director	December 27, 2012

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated Bylaws effective March 21, 2012.	8-K	001-04423	3.1	March 23, 2012
4(a)	Senior Indenture between HP and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(c)	Form of Registrant's Floating Rate Global Note due March 1, 2012, 5.25% Global Note due March 1, 2012 and 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(d)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(e)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(f)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(g)	Form of Registrant's Floating Rate Global Note due September 13, 2012, 1.250% Global Note due September 13, 2013 and 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	September 13, 2010
4(h)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010
4(i)
	Form of Registrant's Floating Rate Global Note due May 24, 2013, Floating Rate Global Note due May 30, 2014, 1.550% Global Note due May 30, 2014, 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	June 1, 2011
4(j)
	Form of Registrant's Floating Rate Global Note due September 19, 2014, 2.350% Global Note due March 15, 2015, 3.000% Global Note due September 15, 2016, 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	September 19, 2011
4(k)	Form of Registrant's 2.625% Global Note due December 9, 2014, 3.300% Global Note due December 9, 2016, 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	December 12, 2011
4(l)	Form of Registrant's 2.600% Global Note due September 15, 2017 and 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	March 12, 2012
4(m)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(c)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(d)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(e)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(f)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(g)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(h)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(i)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(j)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(k)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(l)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(m)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(n)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(q)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(r)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(s)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(v)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(w)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(y)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(z)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(a)(a)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(b)(b)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(c)(c)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(d)(d)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(e)(e)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(f)(f)(f)	December 15, 2010
10(f)(f)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(g)(g)(g)	December 15, 2010
10(g)(g)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(h)(h)(h)	December 15, 2010
10(h)(h)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(i)(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(j)(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(k)(k)	Letter Agreement, dated December 15, 2010, between the Registrant and Catherine A. Lesjak.*	10-K	001-04423	10(l)(l)(l)	December 15, 2010
10(l)(l)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*	10-Q	001-04423	10(o)(o)(o)	September 9, 2011
10(m)(m)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(p)(p)(p)	September 9, 2011
10(n)(n)	Employment offer letter, dated September 27, 2011, between the Registrant and Margaret C. Whitman.*	8-K	001-04423	10.2	September 29, 2011
10(o)(o)	Letter Agreement, dated November 17, 2011, among the Registrant, Relational Investors LLC and the other parties named therein.*	8-K	001-04423	99.1	November 17, 2011
10(p)(p)	Seventh Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(e)(e)(e)	December 14, 2011

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(q)(q)	Registrant's Severance Plan for Executive Officers, as amended and restated.*	10-K	001-04423	10(f)(f)(f)	December 14, 2011
10(r)(r)	Aircraft Time Sharing Agreement, dated March 16, 2012, between the Registrant and Margaret C. Whitman.*	10-Q	001-04423	10(h)(h)(h)	June 8, 2012
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	None.
16	None.
18	None.
21	Subsidiaries of the Registrant as of October 31, 2012.‡
22	None.
23	Consent of Independent Registered Public Accounting Firm.‡
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
33-35	None.
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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