Form 10-Q
period 2013-01-31
HEWLETT PACKARD CO
filed 2013-03-11
CIK 47217

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2013
Or
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

        The number of shares of HP common stock outstanding as of February 28, 2013 was 1,944,019,483 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, benefit obligations, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans and any resulting cost savings or revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP's businesses; the competitive pressures faced by HP's businesses; risks associated with executing HP's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP's products and services effectively; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; risks associated with HP's international operations;

the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the execution, timing and results of restructuring plans, including estimates and assumptions related to the cost and the anticipated benefits of implementing those plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission ("SEC") reports, including HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2012. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended January 31
	2013	2012
	In millions, except per share amounts
Net revenue:
Products	$18,270	$19,511
Services	9,971	10,409
Financing income	118	116

Total net revenue	28,359	30,036

Costs and expenses:
Cost of products	14,031	15,049
Cost of services	7,918	8,186
Financing interest	80	78
Research and development	794	786
Selling, general and administrative	3,300	3,367
Amortization of purchased intangible assets	350	466
Restructuring charges	130	40
Acquisition-related charges	4	22

Total operating expenses	26,607	27,994

Earnings from operations	1,752	2,042

Interest and other, net	(179)	(221)

Earnings before taxes	1,573	1,821
Provision for taxes	(341)	(353)

Net earnings	$1,232	$1,468

Net earnings per share:
Basic	$0.63	$0.74

Diluted	$0.63	$0.73

Cash dividends declared per share	$0.26	$0.24
Weighted-average shares used to compute net earnings per share:
Basic	1,953	1,981

Diluted	1,956	1,998

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31
	2013	2012
	In millions
Net earnings	$1,232	$1,468

Other comprehensive (loss) income before tax:
Change in unrealized gains (losses) on available-for-sale securities	3	(62)

Change in unrealized gains / losses on cash flow hedges:
Unrealized (losses) gains arising during the period	(314)	407
Losses (gains) reclassified into earnings	64	(98)

	(250)	309

Change in unrealized components of defined benefit plans:
Losses arising during the period	—	(59)
Amortization of actuarial loss and prior service benefit	83	43
Curtailments, settlements and other	13	173

	96	157

Change in cumulative translation adjustment	(26)	(247)

Other comprehensive (loss) income before taxes	(177)	157
Benefit (Provision) for taxes	64	(166)

Other comprehensive loss, net of tax	(113)	(9)

Comprehensive income	$1,119	$1,459

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	January 31, 2013	October 31, 2012
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,589	$11,301
Accounts receivable	14,236	16,407
Financing receivables	3,316	3,252
Inventory	6,374	6,317
Other current assets	13,037	13,360

Total current assets	49,552	50,637

Property, plant and equipment	11,686	11,954
Long-term financing receivables and other assets	10,249	10,593
Goodwill	31,031	31,069
Purchased intangible assets	4,183	4,515

Total assets	$106,701	$108,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$6,475	$6,647
Accounts payable	11,660	13,350
Employee compensation and benefits	3,520	4,058
Taxes on earnings	851	846
Deferred revenue	7,603	7,494
Accrued restructuring	833	771
Other accrued liabilities	13,444	13,500

Total current liabilities	44,386	46,666

Long-term debt	21,752	21,789
Other liabilities	17,273	17,480
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,953 and 1,963 shares issued and outstanding, respectively)	20	20
Additional paid-in capital	6,308	6,454
Retained earnings	22,239	21,521
Accumulated other comprehensive loss	(5,672)	(5,559)

Total HP stockholders' equity	22,895	22,436
Non-controlling interests	395	397

Total stockholders' equity	23,290	22,833

Total liabilities and stockholders' equity	$106,701	$108,768

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three months ended January 31
	2013	2012
	In millions
Cash flows from operating activities:
Net earnings	$1,232	$1,468
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,163	1,303
Stock-based compensation expense	184	175
Provision for doubtful accounts—accounts and financing receivables	32	18
Provision for inventory	92	34
Restructuring charges	130	40
Deferred taxes on earnings	500	(110)
Excess tax benefit from stock-based compensation	—	(11)
Other, net	167	44
Changes in operating assets and liabilities:
Accounts and financing receivables	2,246	2,311
Inventory	(149)	180
Accounts payable	(1,690)	(2,376)
Taxes on earnings	(423)	(12)
Restructuring	(237)	(174)
Other assets and liabilities	(685)	(1,697)

Net cash provided by operating activities	2,562	1,193

Cash flows from investing activities:
Investment in property, plant and equipment	(633)	(883)
Proceeds from sale of property, plant and equipment	127	96
Purchases of available-for-sale securities and other investments	(299)	—
Maturities and sales of available-for-sale securities and other investments	161	96
Payments in connection with business acquisitions, net of cash acquired	—	(141)
Proceeds from business divestiture, net	—	81

Net cash used in investing activities	(644)	(751)

Cash flows from financing activities:
Repayment of commercial paper and notes payable, net	(105)	(2,607)
Issuance of debt	45	3,035
Payment of debt	(114)	(100)
Issuance of common stock under employee stock plans	55	313
Repurchase of common stock	(253)	(780)
Excess tax benefit from stock-based compensation	—	11
Cash dividends paid	(258)	(244)

Net cash used in financing activities	(630)	(372)

Increase in cash and cash equivalents	1,288	70
Cash and cash equivalents at beginning of period	11,301	8,043

Cash and cash equivalents at end of period	$12,589	$8,113

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease	$2	$12

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of January 31, 2013, its results of operations and cash flows for the three months ended January 31, 2013 and January 31, 2012. The Consolidated Condensed Balance Sheet as of October 31, 2012 is derived from the October 31, 2012 audited consolidated financial statements.

        The results of operations for the three months ended January 31, 2013 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

  Segment Reorganization

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

        Total stock-based compensation expense before income taxes for the three months ended January 31, 2013 and 2012 was $184 million and $175 million, respectively. The resulting income tax benefit was $57 million for each of the three months ended January 31, 2013 and January 31, 2012.

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that include grants of restricted stock and grants of restricted stock units.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested restricted stock awards as of January 31, 2013 and changes during the three months ended January 31, 2013 were as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at October 31, 2012	25,532	$31
Granted	17,701	$14
Vested	(7,428)	$32
Forfeited	(1,030)	$28

Outstanding at January 31, 2013	34,775	$22

        At January 31, 2013, there was $577 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.4 years.

  Stock Options

        HP utilized the Black-Scholes option pricing model to value the service-based stock options granted under its principal equity plans. HP estimates the fair value of the performance-contingent stock options using a combination of the Monte Carlo simulation model and a lattice model, as these awards contain market conditions.

        HP estimated the weighted-average fair value of stock options using the following weighted-average assumptions:

	Three months ended January 31
	2013	2012
Weighted-average fair value of grants per share(1)	$4.01	$9.49
Implied volatility	42%	43%
Risk-free interest rate	0.98%	1.20%
Dividend yield	3.77%	1.73%
Expected life in months	70	67

(1)
The fair value calculation was based on stock options granted during the period.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Option activity as of January 31, 2013 and changes during the three months ended January 31, 2013 were as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at October 31, 2012	87,296	$29
Granted	23,096	$14
Exercised	(506)	$11
Forfeited/cancelled/expired	(3,531)	$27

Outstanding at January 31, 2013	106,355	$26	3.8	$85

Vested and expected to vest at January 31, 2013	103,137	$26	3.7	$79

Exercisable at January 31, 2013	67,570	$31	1.8	$21

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on January 31, 2013. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the first quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three months ended January 31, 2013 was $2 million.

        At January 31, 2013, there was $208 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average vesting period of 2.3 years.

  Performance-based Restricted Units

        HP's PRU program provides for the issuance of PRUs representing hypothetical shares of HP common stock. Each PRU award reflects a target number of shares ("Target Shares") that may be issued to the award recipient before adjusting for performance and market conditions. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus company performance goals and may range from 0% to 200% of the Target Shares granted. The performance goals for PRUs granted in fiscal year 2012 are based on HP's annual cash flow from operations as a percentage of revenue and on HP's annual revenue growth. The performance goals for PRUs granted prior to fiscal year 2012 are based on HP's annual cash flow from operations as a percentage of revenue and on a market condition based on total shareholder return ("TSR") relative to the S&P 500 over the three-year performance period.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        For PRU awards granted in fiscal year 2012, HP estimates the fair value of the Target Shares using HP's closing stock price on the measurement date. The weighted-average fair value for these PRUs was as follows:

	Three months ended January 31
	2013		2012
Weighted-average fair value of grants per share	$13.14	(1)	$27.00	(2)

(1)
Reflects the weighted-average fair value for the second year of the three-year performance period applicable to PRUs granted in fiscal 2012. The estimated fair value of the Target Shares for the third year for PRUs granted in fiscal year 2012 will be determined on the measurement date applicable to those PRUs, which will occur during the period that the annual performance goals are approved for those PRUs, and the expense will be amortized over the remainder of the applicable three-year performance period.

(2)
Reflects the weighted-average fair value for the first year of the three-year performance period applicable to PRUs granted in fiscal 2012.

        For PRU awards granted prior to fiscal year 2012, HP estimates the fair value of the Target Shares subject to those awards using the Monte Carlo simulation model, as the TSR modifier represents a market condition. The following weighted-average assumptions, in addition to projections of market conditions, were used to determine the weighted-average fair values of these PRU awards:

	Three months ended January 31
	2013	2012
Weighted-average fair value of grants per share	$0.00 (1)	$3.35 (2)
Expected volatility(3)	33%	41%
Risk-free interest rate	0.18%	0.14%
Dividend yield	3.94%	1.78%
Expected life in months	12	15

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested PRUs as of January 31, 2013 and changes during the three months ended January 31, 2013 were as follows:

	Shares
	In thousands
Outstanding Target Shares at October 31, 2012	5,688
Granted	—
Vested	—
Change in units due to performance and market conditions achievement for PRUs vested in the period	—
Forfeited	(160)

Outstanding Target Shares at January 31, 2013	5,528

Outstanding Target Shares assigned a fair value at January 31, 2013	5,172	(1)

(1)
Excludes Target Shares for the third year for PRUs granted in fiscal 2012 as the measurement date has not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual performance goals are approved.

        At January 31, 2013, there was $14 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average vesting period of 1.0 year.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows::

	Three months ended January 31
	2013	2012
	In millions, except per share amounts
Numerator:
Net earnings(1)	$1,232	$1,468

Denominator:
Weighted-average shares used to compute basic EPS	1,953	1,981
Dilutive effect of employee stock plans	3	17

Weighted-average shares used to compute diluted EPS	1,956	1,998

Net earnings per share:
Basic	$0.63	$0.74
Diluted	$0.63	$0.73

(1)
Net earnings available to participating securities were not significant for the first quarter of fiscal 2013 and 2012. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because the effect of their inclusion would be anti-dilutive. As such, in the first quarter of fiscal 2013 and 2012, HP excluded from the calculation of diluted EPS options to purchase 74 million shares and 51 million shares, respectively. Further, during the same time periods, HP also excluded from the calculation of diluted EPS options to purchase an additional 12 million shares and 10 million shares, respectively, as their combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock.

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts Receivables

	January 31, 2013	October 31, 2012
	In millions
Accounts receivable	$14,676	$16,871
Allowance for doubtful accounts	(440)	(464)

	$14,236	$16,407

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

        HP has third-party financing arrangements consisting of revolving short-term financing intended to facilitate the working capital requirements of certain partners. These financing arrangements, which in certain circumstances may provide for partial recourse, result in a transfer of HP's receivables and risk to the third party. As these transfers qualify as true sales, the receivables are derecognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of January 31, 2013 and October 31, 2012 were not material. The maximum program capacity under the partial recourse facility was $928 million, of which $456 million was available as of January 31, 2013. The aggregate maximum program capacity under arrangements not involving recourse was $765 million, of which $385 million was available as of January 31, 2013. HP had an aggregate available capacity of $847 million under these programs as of October 31, 2012.

        For the first three months of fiscal 2013 and 2012, trade receivables sold under these facilities were $1.5 billion and $1.1 billion, respectively, which approximates the amount of cash received. The resulting costs associated with the sales of trade accounts receivable for both periods were not material.

  Inventory

	January 31, 2013	October 31, 2012
	In millions
Finished goods	$4,058	$4,094
Purchased parts and fabricated assemblies	2,316	2,223

	$6,374	$6,317

  Property, Plant and Equipment

	January 31, 2013	October 31, 2012
	In millions
Land	$636	$636
Buildings and leasehold improvements	8,752	8,744
Machinery and equipment	16,467	16,503

	25,855	25,883

Accumulated depreciation	(14,169)	(13,929)

	$11,686	$11,954

        For the three months ended January 31, 2013, additions to the gross property, plant and equipment of $635 million were offset by sales and retirements totaling $669 million. Accumulated depreciation associated with the assets sold and retired was $542 million.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's reportable segments as of January 31, 2013 and changes in the carrying amount of goodwill for the three months ended January 31, 2013 are as follows:

	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
	In millions
Net balance at October 31, 2012	$2,498	$2,487	$17,041	$—	$8,899	$144	$—	$31,069
Goodwill adjustments/reclassifications	—	—	7		(45)	—	—	(38)

Net balance at January 31, 2013	$2,498	$2,487	$17,048	$—	$8,854	$144	$—	$31,031

        HP has implemented certain organizational realignments. As a result of these realignments, HP has re-evaluated its segment financial reporting structure and, effective in the first quarter of fiscal 2013, created two new financial reporting segments, the Enterprise Group segment ("EG") and the Enterprise Services segment ("ES"), and eliminated two other financial reporting segments, the Enterprise Servers, Storage and Networking ("ESSN") segment and the Services segment. The EG segment consists of the business units within the former ESSN segment and most of the services offerings of the Technology Services ("TS") business unit, which was previously a part of the former Services segment. The ES segment consists primarily of the Applications and Business Services ("ABS") and Infrastructure Technology Outsourcing ("ITO") business units from the former Services segment. As a result of the reporting segment changes described above, the net goodwill balance at October 31, 2012 includes the reclassification of $9.3 billion of goodwill related to the realignment of the TS business unit from the former Services segment to the EG segment. See Note 16 for a full description of the segment realignments.

        Goodwill at October 31, 2012 and January 31, 2013 is net of accumulated impairment losses of $14,518 million. Of that amount, $7,961 million relates to ES, $5,744 million relates to Software, and the remaining $813 million relates to Corporate Investments.

        HP reviews goodwill for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Based on our last annual goodwill impairment test, the excess of fair value over carrying value for each of HP's reporting units as of August 1, 2012, the annual testing date, ranged from approximately 9% to approximately 330% of carrying value. Based on that same test, the Autonomy and legacy HP software reporting units, both of which were included in the Software segment, had the lowest excess of fair value over carrying value at 10% and 9%, respectively. HP will continue to evaluate goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in HP's stock price, indicate that there may be a potential indicator of impairment.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Purchased Intangible Assets (Continued)

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	January 31, 2013				October 31, 2012
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,764	$(2,703)	$(856)	$2,205	$5,807	$(2,625)	$(856)	$2,326
Developed and core technology and patents	6,570	(2,685)	(2,138)	1,747	6,580	(2,501)	(2,138)	1,941
"Compaq" trade name	1,422	(28)	(1,227)	167	1,422	(18)	(1,227)	177
Other product trademarks	310	(142)	(109)	59	310	(137)	(109)	64
In-process research and development ("IPR&D")	5	—	—	5	7	—	—	7

Total purchased intangible assets	$14,071	$(5,558)	$(4,330)	$4,183	$14,126	$(5,281)	$(4,330)	$4,515

        For the first three months of fiscal 2013, the majority of the decrease in gross intangibles was related to $44 million of fully amortized intangible assets which have been eliminated from both the gross and accumulated amortization amounts.

        Estimated future amortization expense related to finite-lived purchased intangible assets at January 31, 2013 is as follows:

Fiscal year:	In millions
2013 (remaining 9 months)	$1,014
2014	1,029
2015	840
2016	684
2017	257
2018	145
Thereafter	209

Total	$4,178

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges

        HP records restructuring charges associated with management-approved restructuring plans to either reorganize one or more of HP's business segments or to remove duplicative headcount and infrastructure associated with one or more business acquisitions. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. Restructuring charges are recorded based upon planned employee termination dates and site closure and consolidation plans. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. HP records the short-term portion of the restructuring liability in Accrued restructuring and the long-term portion in Other liabilities in the Consolidated Condensed Balance Sheets.

  Fiscal 2012 Restructuring Plan

        On May 23, 2012, HP adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. HP estimates that it will eliminate approximately 29,000 positions in connection with the 2012 Plan through fiscal year 2014, with a portion of those employees exiting the company as part of voluntary enhanced early retirement ("EER") programs in the United States and in certain other countries. The majority of the U.S. EER program will be funded through HP's U.S. pension plan. In connection with the 2012 Plan, HP expects to record aggregate charges of approximately $3.7 billion through the end of HP's 2014 fiscal year as accounting recognition criteria are met. Of that amount, HP expects approximately $3.1 billion to relate to the workforce reductions and the EER programs and approximately $0.6 billion to relate to other items, including data center and real estate consolidation. Due to uncertainties associated with attrition and the acceptance rates of future international EER programs, the total expected headcount reductions could vary as much as 15% from our estimates. We could also experience similar variations in the total expense of the 2012 Plan.

        HP recorded a charge of approximately $290 million in the first quarter of fiscal 2013 relating to the 2012 Plan, of which $34 million related to data center and real estate consolidation. As of January 31, 2013, HP had eliminated approximately 15,200 positions as part of the 2012 Plan. The cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2015.

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

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

  Fiscal 2010 Enterprise Services Business Restructuring Plan

        On June 1, 2010, HP's management announced a plan to restructure its ES business, which includes the ITO and ABS business units. The multi-year restructuring program included plans to consolidate commercial data centers, tools and applications. The total expected cost of the plan was approximately $835 million, which included severance costs to eliminate approximately 8,200 positions and infrastructure charges. As of October 31, 2012 all 8,200 positions under the plan had been eliminated. As the execution of the restructuring activities has evolved, certain components and their related cost estimates have been revised. During the first quarter of fiscal 2013, HP reversed $157 million of the severance accrual to reflect the remaining reserve balance and expected cash payouts. The majority of the infrastructure charges were paid out during fiscal 2012 with the remaining charges expected to be paid out through the first half of fiscal 2015. This plan is now closed with no further restructuring charges anticipated. HP expects the majority of the remaining severance for the plan to be paid out through fiscal year 2013.

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

        The restructuring plan included severance costs related to eliminating approximately 25,000 positions. As of October 31, 2011, all actions had occurred and the associated severance costs had been paid out. The infrastructure charges in the restructuring plan included facility closure and consolidation costs and the costs associated with early termination of certain contractual obligations. HP has recorded the majority of these costs based upon the execution of site closure and consolidation plans. The associated cash payments are expected to be paid out through fiscal 2016.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the three months ended January 31, 2013 were as follows:

		Three months ended January 31, 2013 charges				As of January 31, 2013
	Balance, October 31, 2012		Cash payments	Other adjustments and non-cash settlements	Balance, January 31, 2013	Total costs and adjustments to date	Total expected costs and adjustments
Fiscal 2012 Plan
Severance and EER	$597	$256	$(172)	$14	$695	$2,241	$3,143
Infrastructure and other	11	34	(22)	—	23	139	575

Total 2012 Plan	608	290	(194)	14	718	2,380	3,718
Fiscal 2010 acquisitions	10	—	—	—	10	101	101
Fiscal 2010 ES Plan:
Severance	227	(157)	(30)	4	44	466	466
Infrastructure	1	—	—	—	1	369	369

Total ES Plan	228	(157)	(30)	4	45	835	835
Fiscal 2008 HP/EDS Plan:
Severance	—	—	—	—	—	2,195	2,195
Infrastructure	181	(3)	(13)	—	165	1,072	1,083

Total HP/EDS Plan	181	(3)	(13)	—	165	3,267	3,278

Total restructuring plans	$1,027	$130	$(237)	$18	$938	$6,583	$7,932

        At January 31, 2013 and October 31, 2012, HP included the long-term portion of the restructuring liability of $105 million and $256 million, respectively, in Other liabilities, and the short-term portion of $833 million and $771 million, respectively, in Accrued restructuring in the accompanying Consolidated Condensed Balance Sheets.

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

        Short- and Long-Term Debt:    The estimated fair value of publicly-traded debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other debt for which a quoted market price is not available, an expected present value method that uses rates currently available to HP for debt with similar terms and remaining maturities is used to estimate fair value. The portion of HP's fixed-rate debt obligations that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt's carrying value, including a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt approximated its carrying value of $28.2 billion at January 31, 2013, and $28.4 billion at October 31, 2012. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified as Level 2 in the fair value hierarchy.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2013				As of October 31, 2012
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$2,839	$—	$2,839	$—	$3,641	$—	$3,641
Money market funds	6,859	—	—	6,859	4,630	—	—	4,630
Mutual funds	—	517	—	517	—	469	—	469
Marketable equity securities	48	4	—	52	60	3	—	63
Foreign bonds	8	400	—	408	8	377	—	385
Corporate bonds and other debt securities	1	2	39	42	1	—	44	45
Derivatives:
Interest rate contracts	—	237	—	237	—	344	—	344
Foreign exchange contracts	—	279	17	296	—	291	—	291
Other derivatives	—	5	—	5	—	1	—	1

Total Assets	$6,916	$4,283	$56	$11,255	$4,699	$5,126	$44	$9,869

Liabilities
Derivatives:
Interest rate contracts	$—	$19	$—	$19	$—	$29	$—	$29
Foreign exchange contracts	—	800	—	800	—	485	1	486
Other derivatives	—	—	—	—	—	3	—	3

Total Liabilities	$—	$819	$—	$819	$—	$517	$1	$518

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments at fair value as of January 31, 2013 and October 31, 2012 were as follows:

	January 31, 2013				October 31, 2012
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Cash Equivalents
Time deposits	$2,826	$—	$—	$2,826	$3,633	$—	$—	$3,633
Money market funds	6,859	—	—	6,859	4,630	—	—	4,630
Mutual funds	92	—	—	92	69	—	—	69

Total cash equivalents	9,777	—	—	9,777	8,332	—	—	8,332

Available-for-Sale Investments
Debt securities:
Time deposits	13	—	—	13	8	—	—	8
Foreign bonds	309	99	—	408	303	82	—	385
Mutual funds	425	—	—	425	400	—	—	400
Corporate bonds and other debt securities	62	—	(20)	42	62	—	(17)	45

Total debt securities	809	99	(20)	888	773	82	(17)	838

Equity securities in public companies	51	2	(4)	49	50	9	—	59

Total cash equivalents and available-for-sale investments	$10,637	$101	$(24)	$10,714	$9,155	$91	$(17)	$9,229

        Cash equivalents consist of investments in time deposits, money market funds and mutual funds with original maturities of three months or less. Time deposits were primarily issued by institutions outside the United States as of January 31, 2013 and October 31, 2012. Available-for-sale securities consist of short-term investments which mature within twelve months or less and long-term investments with maturities greater than twelve months. Investments primarily include mutual funds, institutional bonds, equity securities in public companies, fixed-interest securities and time deposits. HP estimates the fair values of its investments based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that will be realized in the future.

        The gross unrealized loss as of January 31, 2013 and October 31, 2012 was due primarily to declines in the fair value of certain debt securities of $20 million and $17 million, respectively, that have been in a continuous loss position for more than twelve months. HP does not intend to sell these debt securities, and it is not likely that HP will be required to sell these debt securities prior to the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

recovery of the amortized cost. HP has evaluated the near-term prospects of its equity investments in a gross unrealized loss position in relation to the severity and duration of the impairment and considers the decline in market value of the equity investments to be temporary in nature.

        Contractual maturities of short-term and long-term investments in available-for-sale debt securities at January 31, 2013 were as follows:

	January 31, 2013
	Cost	Estimated Fair Value
	In millions
Due in less than one year	$423	$423
Due in one to five years	18	18
Due in more than five years	368	447

	$809	$888

        Equity securities in privately held companies include cost basis and equity method investments. These amounted to $51 million for the periods ended January 31, 2013 and October 31, 2012 and are included in long-term financing receivables and other assets.

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

        To further mitigate credit exposure to counterparties, HP has collateral security arrangements with substantially all of its counterparties. These arrangements require HP to post collateral or to hold collateral from counterparties when the derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. Such funds are generally transferred within two business days of the due date. As of January 31, 2013, HP held $109 million of collateral and posted $253 million under these collateralized arrangements, of which $109 million was through re-use of counterparty cash collateral and $144 million in cash. As of January 31, 2012, HP held $240 million of collateral and posted $23 million through re-use of counterparty cash collateral under these collateralized arrangements.

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

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expenses, and intercompany lease loans denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within twelve months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During the three months ended January 31, 2013 there was no significant impact to results of operations as a result of discontinued cash flow hedges. During the three months ended

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

January 31, 2012, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Condensed Statements of Earnings. As of January 31, 2013 and 2012, the portion of hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three months ended January 31, 2013 and 2012.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        As discussed in Note 7, HP estimates the fair values of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of January 31, 2013					As of October 31, 2012
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$7,650	$23	$197	$—	$—	$7,900	$43	$276	$—	$—
Cash flow hedges:
Foreign exchange contracts	18,612	129	29	529	96	19,409	160	24	277	79
Net investment hedges:
Foreign exchange contracts	1,714	12	18	34	23	1,683	14	15	36	24

Total derivatives designated as hedging instruments	27,976	164	244	563	119	28,992	217	315	313	103

Derivatives not designated as hedging instruments
Foreign exchange contracts	16,010	95	13	101	17	18,687	61	17	51	19
Interest rate contracts(2)	2,200	17	—	19	—	2,200	25	—	29	—
Other derivatives	329	5	—	—	—	383	1	—	3	—

Total derivatives not designated as hedging instruments	18,539	117	13	120	17	21,270	87	17	83	19

Total derivatives	$46,515	$281	$257	$683	$136	$50,262	$304	$332	$396	$122

(1)
Represents the face amounts of contracts that were outstanding as of January 31, 2013 and October 31, 2012, respectively.

(2)
Represents offsetting swaps acquired through previous business combinations that were not designated as hedging instruments.

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The before-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three months ended January 31, 2013 and 2012 were as follows:

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended January 31, 2013	Hedged Item	Location	Three months ended January 31, 2013
		In millions			In millions
Interest rate contracts	Interest and other, net	$(99)	Fixed-rate debt	Interest and other, net	$98

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

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended January 31, 2013 and 2012 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)		Gain Recognized in Income on Derivative (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three months ended January 31, 2013	Location	Three months ended January 31, 2013	Location	Three months ended January 31, 2013
	In millions		In millions		In millions
Cash flow hedges:
Foreign exchange contracts	$(213)	Net revenue	$(61)	Net revenue	$—
Foreign exchange contracts	(125)	Cost of products	(3)	Cost of products	—
Foreign exchange contracts	8	Other operating expenses	1	Other operating expenses	—
Foreign exchange contracts	2	Interest and other, net	(5)	Interest and other, net	—
Foreign exchange contracts	14	Net revenue	4	Interest and other, net	—

Total cash flow hedges	$(314)		$(64)		$—

Net investment hedges:
Foreign exchange contracts	$(15)	Interest and other, net	$—	Interest and other, net	$—

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

        As of January 31, 2013, HP expects to reclassify an estimated net accumulated other comprehensive loss of approximately $254 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three months ended January 31, 2013 and 2012 were as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended January 31, 2013
		In millions
Foreign exchange contracts	Interest and other, net	$(40)
Other derivatives	Interest and other, net	7
Interest rate contracts	Interest and other, net	2

Total		$(31)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended January 31, 2012
		In millions
Foreign exchange contracts	Interest and other, net	$82
Other derivatives	Interest and other, net	(10)
Interest rate contracts	Interest and other, net	10

Total		$82

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

	January 31, 2013	October 31, 2012
	In millions
Minimum lease payments receivable	$8,016	$8,133
Unguaranteed residual value	254	248
Unearned income	(679)	(688)

Financing receivables, gross	7,591	7,693
Allowance for doubtful accounts	(154)	(149)

Financing receivables, net	7,437	7,544
Less current portion	(3,316)	(3,252)

Amounts due after one year, net	$4,121	$4,292

        Equipment leased to customers under operating leases was $3.8 billion and $3.9 billion at January 31, 2013 and October 31, 2012, respectively, and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $1.5 billion at both January 31, 2013 and October 31, 2012.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

        Due to the homogenous nature of its leasing transactions, HP manages its financing receivables on an aggregate basis when assessing and monitoring credit risk. Credit risk is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. The credit quality of an obligor is evaluated at lease inception and monitored over the term of a transaction. Risk ratings are assigned to each lease based on the creditworthiness of the obligor and other variables that augment or diminish the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease, and the inclusion of guarantees, letters of credit, security deposits or other credit enhancements.

        The credit risk profile of the gross financing receivables, based on internally assigned ratings, was as follows:

	January 31, 2013	October 31, 2012
	In millions
Risk Rating
Low	$4,346	$4,461
Moderate	3,148	3,151
High	97	81

Total	$7,591	$7,693

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

        The allowance for doubtful accounts and the related financing receivables were as follows:

Three months ended January 31, 2013
In millions
Allowance for doubtful accounts
Balance, beginning of period	$149
Additions to allowance	9
Deductions, net of recoveries	(4)

Balance, end of period	$154

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

	January 31, 2013	October 31, 2012
	In millions
Allowance for financing receivables individually evaluated for loss	$52	$45
Allowance for financing receivables collectively evaluated for loss	102	104

Total	$154	$149

Gross financing receivables individually evaluated for loss	$496	$338
Gross financing receivables collectively evaluated for loss	7,095	7,355

Total	$7,591	$7,693

        Accounts are generally put on non-accrual status (cessation of interest accrual) when they reach 90 days past due. The non-accrual status may not impact a customer's risk rating. In certain circumstances, such as when the delinquency is deemed to be of an administrative nature, accounts may still accrue interest when they reach 90 days past due. A write-off or specific reserve is generally recorded when an account reaches 180 days past due. Total financing receivables on non-accrual status were $253 million and $225 million at January 31, 2013 and October 31, 2012, respectively. Total financing receivables greater than 90 days past due and still accruing interest were $243 million and $113 million at January 31, 2013 and October 31, 2012, respectively.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Guarantees (Continued)

  Warranty

        HP provides for the estimated cost of product warranties at the time it recognizes revenue. HP engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. Product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of HP's baseline experience affect the estimated warranty obligation. If actual product failure rates, repair rates or any other post-sales support costs differ from these estimates, revisions to the estimated warranty liability would be required.

        The changes in HP's aggregate product warranty liabilities for the three months ended January 31, 2013 were as follows:

In millions
Product warranty liability at October 31, 2012	$2,170
Accruals for warranties issued	523
Adjustments related to pre-existing warranties (including changes in estimates)	(7)
Settlements made (in cash or in kind)	(566)

Product warranty liability at January 31, 2013	$2,120

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	January 31, 2013		October 31, 2012
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$5,656	1.4%	$5,744	1.6%
Commercial paper	353	0.7%	365	0.9%
Notes payable to banks, lines of credit and other	466	2.1%	538	2.8%

	$6,475		$6,647

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $350 million and $369 million at January 31, 2013 and October 31, 2012, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	January 31, 2013	October 31, 2012
	In millions
U.S. Dollar Global Notes
2006 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	$499	$499
$1,500 issued at discount to par at a price of 99.921% in March 2008 at 4.5%, paid March 2013	1,500	1,500
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, due March 2014	1,998	1,998
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500
2009 Shelf Registration Statement:
$1,100 issued at discount to par at a price of 99.921% in September 2010 at 1.25%, due September 2013	1,100	1,100
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, due September 2015	1,100	1,100
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015	650	650
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	1,348	1,348
$1,750 issued at par in May 2011 at three month USD LIBOR plus 0.28%, due May 2013	1,750	1,750
$500 issued at par in May 2011 at three month USD LIBOR plus 0.4%, due May 2014	500	500
$500 issued at discount to par at a price of 99.971% in May 2011 at 1.55%, due May 2014	500	500
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	1,000
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, due March 2015	750	750
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016	1,298	1,298

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

	January 31, 2013	October 31, 2012
	In millions
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	998	998
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,198	1,198
$350 issued at par in September 2011 at three-month USD LIBOR plus 1.55%, due September 2014	350	350
$650 issued at discount to par at a price of 99.946% in December 2011 at 2.625%, due December 2014	650	650
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016	849	849
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,496	1,496
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, due September 2017	1,500	1,500
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499

	25,031	25,031

EDS Senior Notes
$1,100 issued June 2003 at 6.0%, due August 2013	1,106	1,109
$300 issued October 1999 at 7.45%, due October 2029	314	314

	1,420	1,423

Other, including capital lease obligations, at 0.60%-8.63%, due in calendar years 2013-2024	614	680
Fair value adjustment related to hedged debt	343	399
Less: current portion	(5,656)	(5,744)

Total long-term debt	$21,752	$21,789

        As disclosed in Note 8, HP uses interest rate swaps to mitigate the market risk exposures in connection with certain fixed-interest global notes to achieve primarily U.S. dollar LIBOR-based floating interest expense. The interest rates in the table above have not been adjusted to reflect the impact of any interest rate swaps.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

        HP's Board of Directors has authorized the issuance of up to $16.0 billion in aggregate principal amount of commercial paper by HP. HP's subsidiaries are authorized to issue up to an additional $1.0 billion in aggregate principal amount of commercial paper. HP maintains two commercial paper programs, and a wholly-owned subsidiary maintains a third program. HP's U.S. program provides for the issuance of U.S. dollar denominated commercial paper up to a maximum aggregate principal amount of $16.0 billion. HP's euro commercial paper program, which was established in September 2012, provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper issued under those programs at any one time cannot exceed the $16.0 billion Board authorization. The HP subsidiary's Euro Commercial Paper/Certificate of Deposit Programme provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $500 million.

        HP maintains senior unsecured committed credit facilities primarily to support the issuance of commercial paper. HP has a $3.0 billion five-year credit facility that expires in March 2017 and a $4.5 billion four-year credit facility that expires in February 2015. Both facilities support the U.S. commercial paper program, and the five-year credit facility was amended in September 2012 to also support the euro commercial paper program. The amounts available under the five-year credit facility in euros and British pounds are limited to the U.S. Dollar equivalent of $2.2 billion and $300 million, respectively. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. HP's ability to have a U.S. commercial paper outstanding balance that exceeds the $7.5 billion supported by these credit facilities is subject to a number of factors, including liquidity conditions and business performance.

        Within Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of January 31, 2013, the carrying value of the assets approximated the carrying value of the borrowings of $221 million.

        As of January 31, 2013, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2012 Shelf Registration Statement. As of that date, HP also had up to approximately $17.5 billion of available borrowing resources, including $16.1 billion in authorized capacity under its commercial paper programs and approximately $1.4 billion relating to uncommitted lines of credit. The extent to which HP is able to utilize the 2012 Shelf Registration Statement and the commercial paper programs as sources of liquidity at any given time is subject to a number of factors, including market demand for HP securities and commercial paper, HP's financial performance, HP's credit ratings and market conditions generally.

Note 12: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 21.7% and 19.4% for the three months ended January 31, 2013 and January 31, 2012, respectively. HP's effective tax rate increased due to discrete items in the three months ended January 31, 2013, as described below. HP's effective tax rate generally differs from the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Income Taxes (Continued)

U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all of such earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

        In the three months ended January 31, 2013, HP recorded discrete items resulting in a net tax charge of $5 million, increasing the effective tax rate. These amounts consisted primarily of a tax charge of $150 million related to a past uncertain tax position offset by approximately $50 million of various adjustments to estimated tax provisions of foreign jurisdictions as well as $45 million of benefits associated with restructuring charges, various uncertain tax positions and valuation allowance adjustments. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law. HP recorded a tax benefit of $50 million arising from the retroactive research and development credit provided by that legislation in the first quarter of fiscal 2013.

        In the three months ended January 31, 2012, HP recorded discrete items with a net tax benefit of $49 million, decreasing the effective tax rate. These amounts included net tax benefits of $28 million from restructuring and acquisition charges, and $23 million from reversals of accrued interest expense and penalties on uncertain tax positions, net of tax.

        As of January 31, 2013, the amount of gross unrecognized tax benefits was $2.8 billion, of which up to $1.6 billion would affect HP's effective tax rate if realized. HP recognizes interest income from favorable settlements and income tax receivables and interest expense and penalties accrued on unrecognized tax benefits within income tax expense. As of January 31, 2013, HP had accrued a net $209 million payable for interest and penalties. In the three months ended January 31, 2013, HP recognized $1 million of net interest income on tax overpayments, net of tax.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be decreased by an amount up to $175 million within the next 12 months.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	January 31, 2013	October 31, 2012
	In millions
Current deferred tax assets	$3,743	$3,783
Current deferred tax liabilities	(263)	(230)
Long-term deferred tax assets	1,580	1,581
Long-term deferred tax liabilities	(3,400)	(2,948)

Total deferred tax assets net of deferred tax liabilities	$1,660	$2,186

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the first quarter of fiscal 2013, HP executed share repurchases of 19 million shares which were settled for $253 million in the first quarter of fiscal 2013. HP paid approximately $780 million in connection with repurchases of approximately 29 million shares during the three months ended January 31, 2012. As of January 31, 2013, HP had remaining authorization of $8.9 billion for future share repurchases.

Taxes related to Items of Other Comprehensive Loss/ Income

	Three months ended January 31
	2013	2012
	In millions
Tax (expense) benefit on change in unrealized gains/ losses on available-for-sale securities	$(33)	$5

Tax (expense) benefit on change in unrealized gains/ losses on cash flow hedges:
Tax benefit (expense) on unrealized gains/losses arising during the period	102	(152)
Tax (benefit) expense on gains/losses reclassified into earnings	(17)	37

	85	(115)

Tax (expense) benefit on change in unrealized components of defined benefit plans:
Tax benefit on net losses arising during the period	—	24
Tax benefit on amortization of actuarial loss and prior service benefit	(5)	(10)
Tax expense on curtailments, settlements and other	(1)	(84)

	(6)	(70)

Tax benefit on change in cumulative translation adjustment	18	14

Tax benefit (expense) on other comprehensive loss/ income	$64	$(166)

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	January 31, 2013	October 31, 2012
	In millions
Net unrealized gain on available-for-sale securities	$57	$87
Net unrealized loss on cash flow hedges	(264)	(99)
Unrealized components of defined benefit plans	(5,000)	(5,090)
Cumulative translation adjustment	(465)	(457)

Accumulated other comprehensive loss	$(5,672)	$(5,559)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit costs (credit) were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2013	2012	2013	2012	2013	2012
	In millions
Service cost	$—	$—	$86	$74	$2	$2
Interest cost	140	141	172	176	8	8
Expected return on plan assets	(211)	(198)	(257)	(208)	(8)	(9)
Amortization and deferrals:
Actuarial loss (gain)	20	11	87	60	—	(1)
Prior service benefit	—	—	(7)	(6)	(17)	(21)

Net periodic benefit (credit) cost	$(51)	$(46)	$81	$96	$(15)	$(21)
Curtailment gain	—	—	—	—	(3)	—
Special termination benefits	—	—	3	1	—	—
Settlement loss (gain)	5	—	—	(28)	—	—

Net benefit (credit) cost	$(46)	$(46)	$84	$69	$(18)	$(21)

  Employer Contributions and Funding Policy

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2012 that it expected to contribute in fiscal 2013, approximately $674 million to its non-US pension plans and approximately $33 million to cover benefit payments to U.S. non-qualified plan participants. HP expects to pay approximately $124 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

        During the three months ended January 31, 2013, HP made $181 million of contributions to its non-US pension plans, paid $14 million to cover benefit payments to U.S. non-qualified plan participants, and paid $25 million to cover benefit claims under HP's post-retirement benefit plans. During the remainder of fiscal 2013, HP anticipates making additional contributions of approximately $493 million to its non-US pension plans and approximately $19 million to its U.S. non-qualified plan participants and expects to pay approximately $99 million to cover benefit claims under HP's post-retirement benefit plans. HP's pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Differences between expected and actual returns on investments will be reflected as unrecognized gains or losses, and such gains or losses will be amortized and recorded in future periods. Poor financial performance of invested assets in any year could lead to increased contributions in certain countries and increased future pension plan expense. Asset gains or losses are determined at the measurement date and amortized over the remaining service life or life expectancy of plan participants. HP's next measurement date is October 31, 2013.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP believes it has adequate provisions for any such matters, and, as of January 31, 2013, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the amounts already recognized on HP's financial statements. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

        Reprobel, a cooperative society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, requested HP by extra-judicial means to amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the French-speaking chambers of the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that copyright levies payable on such MFDs must be assessed based on the copying speed when operated in the normal print mode set by default in the device. On November 16, 2012, the court issued a decision holding that Belgium law is not in conformity with EU law in a number of respects and ordered that, by November 2013, Reprobel substantiate that the amounts claimed by Reprobel are commensurate with the harm resulting from legitimate copying under the reprographic exception. HP subsequently appealed that court decision to the Courts of Appeal in Brussels seeking to confirm that the Belgian law is not in conformity with EU law and that, if Belgian law is interpreted in a manner consistent with EU law, no payments by HP are required or, alternatively, the payments already made by HP are sufficient to comply with its obligations under Belgian law. Hearings on the appeal are scheduled to be held in September 2013.

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

        Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit filed against HP on June 14, 2004 that is pending in state court in Santa Clara County, California. The lawsuit alleges that Intel Corporation ("Intel") concealed performance problems related to the Intel Pentium 4 processor by, among others things, the manipulation of performance benchmarks. The lawsuit alleges that HP aided and abetted Intel's allegedly unlawful conduct. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs. On April 19, 2012, the court issued an order granting in part and denying in part the plaintiffs' motion to certify a nationwide class asserting claims under the California Unfair Competition Law. As to Intel, the court certified a nationwide class excluding residents of Illinois. As to HP, the court certified a class limited to California residents who purchased their computers "from HP" for "personal, family or household use." As required by the same order, the plaintiffs filed an amended complaint that limits their claims against HP to a California class while reserving the right to seek additional state-specific subclasses as to HP.

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

        Fair Labor Standards Act Litigation.    HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of EDS or HP have been misclassified as exempt employees under the Fair Labor Standards Act and/or in violation of the California Labor Code or other state laws. Those matters include the following:

  •
  Cunningham and Cunningham, et al. v. Electronic Data Systems Corporation is a purported collective action filed on May 10, 2006 in the United States District Court for the Southern District of New York claiming that current and former EDS employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. Another purported collective action, Steavens, et al. v. Electronic Data Systems Corporation, which was filed on October 23, 2007, is also now pending in the same court alleging similar facts. The Steavens case has been consolidated for pretrial purposes with the Cunningham case. On December 14, 2010, the court granted conditional certification of a class consisting of employees in 20 legacy EDS job codes in the consolidated Cunningham and Steavens matter. Approximately 2,600 current and former EDS employees have filed consents to opt in to the litigation. Plaintiffs had alleged separate "opt-out" classes based on the overtime laws of the states of California, Washington, Massachusetts and New York, but plaintiffs have dismissed those claims.

  •
  Salva v. Hewlett-Packard Company is a purported collective action filed on June 15, 2012 in the United States District Court for the Western District of New York alleging that certain information technology employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees under the Fair Labor Standards Act. On August 31, 2012, HP filed its answer to plaintiffs' complaint and counterclaims against two of the three named plaintiffs. Also on August 31, 2012, HP filed a motion to transfer venue to the United States District Court for the Eastern District of Texas. A hearing on HP's motion to transfer venue was scheduled for November 21, 2012, but was postponed by the court.

  •
  Heffelfinger, et al. v. Electronic Data Systems Corporation is a class action filed in November 2006 in California Superior Court claiming that certain EDS information technology workers in California were misclassified as exempt employees. The case was subsequently transferred to the United States District Court for the Central District of California, which, on January 7, 2008, certified a class of information technology workers in California. On June 6, 2008, the court granted the defendant's motion for summary judgment. The plaintiffs subsequently filed an

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    appeal with the United States Court of Appeals for the Ninth Circuit. On June 7, 2012, the Court of Appeals affirmed summary judgment for two of the named plaintiffs, but reversed summary judgment on the third named plaintiff, remanding the case back to the trial court and inviting the trial court to revisit its prior certification order. On February 26, 2013, the trial court issued a final order and opinion granting the defendant's motion to decertify the class. Another purported class action originally filed in California Superior Court, Karlbom, et al. v. Electronic Data Systems Corporation, which was filed on March 16, 2009, alleges similar facts and is pending in San Diego County Superior Court.

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

  •
  Benedict v. Hewlett-Packard Company is a purported collective action filed on January 10, 2013 in the United States District Court for the Northern District of California alleging that certain technical support employees allegedly involved in installing, maintaining and/or supporting computer software and/or hardware for HP were misclassified as exempt employees under the Fair Labor Standards Act. The plaintiff has also alleged that HP violated California law by, among other things, allegedly improperly classifying these employees as exempt.

        India Directorate of Revenue Intelligence Proceedings.    On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the "DRI") issued show cause notices to Hewlett-Packard India Sales Private Ltd ("HPI"), a subsidiary of HP, seven current HP employees and one former HP employee alleging that HP underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. Prior to the issuance of the show cause notices, HP deposited approximately $16 million with the DRI and agreed to post a provisional bond in exchange for the DRI's agreement to not seize HP products and spare parts and to not interrupt the transaction of business by HP in India.

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

        HPI filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The customs department has also filed cross-appeals before the Customs Tribunal. A hearing on the application for waiver of the deposit was heard on January 24, 2013, and the Customs Tribunal ordered HPI to deposit an additional $24 million against the products order by March 14, 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

        Russia GPO and Related Investigations.    The German Public Prosecutor's Office ("German PPO") has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the General Prosecutor's Office of the Russian Federation. The approximately €35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network. The German PPO has issued an indictment of four individuals, including one current and two former HP employees, on charges including bribery, breach of trust and tax evasion. The German PPO has also asked that HP be made an associated party to the case, and, if the German PPO's request is granted, HP would participate in any portion of the court proceedings that could ultimately bear on the question of whether HP should be subject to potential disgorgement of profits based on the conduct of the indicted current and former employees.

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

        ECT Proceedings.    In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified HP that it had initiated administrative proceedings against an HP subsidiary in Brazil ("HP Brazil") to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies coordinated their bids for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP it had decided to apply the penalties against HP Brazil, suspending HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP filed petitions with ECT requesting that the decision be revoked and seeking injunctive relief to have the application of the penalties suspended until a final, non-appealable decision is made on the merits of the case. HP is currently awaiting a response from ECT on both petitions. Because ECT did not rule on the substance of HP's petitions in a timely manner, HP filed a lawsuit seeking similar relief from the court. The court of first instance has not decided the merits of HP's lawsuit, but has denied HP's request for injunctive relief suspending application of the penalties pending a final, non-appealable decision on the merits of the case. HP appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until HP can be heard on the full merits of the case. HP expects the court of first instance to issue a decision on the merits of the case during 2013 and any appeal on the merits to last several years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

        Stockholder Litigation.    As described below, HP is involved in various stockholder litigation commenced against certain current and former HP executive officers and/or certain current and former members of the HP Board of Directors in which the plaintiffs are seeking to recover certain compensation paid by HP to the defendants, other damages and/or injunctive relief:

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

  •
  A.J. Copeland v. Raymond J. Lane, et al. is a lawsuit filed on March 7, 2011 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's alleged violations of the FCPA, HP's severance payments made to Mr. Hurd, and HP's acquisition of 3PAR Inc. The lawsuit also alleges violations of Section 14(a) of the Exchange Act in connection with HP's 2010 and 2011 proxy statements. On February 8, 2012, the defendants filed a motion to dismiss the lawsuit. On October 10, 2012, the Court granted the defendants' motion to dismiss with leave to file an amended complaint. On November 1, 2012, plaintiff filed an amended complaint adding an unjust enrichment claim and claims that the defendants violated Section 14(a) of the Exchange Act and breached their fiduciary duties in connection with HP's 2012 proxy statement. On December 13, 14 and 17, 2012, the defendants moved to dismiss the amended complaint. The court has not yet ruled on the motions.

  •
  Richard Gammel v. Hewlett-Packard Company, et al. is a putative securities class action filed on September 13, 2011 in the United States District Court for the Central District of California alleging, among other things, that from November 22, 2010 to August 18, 2011, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model, the future of the webOS operating system, and HP's commitment to developing and integrating webOS products, including the TouchPad tablet PC. On April 11, 2012, the defendants filed a motion to dismiss the lawsuit. On September 4, 2012, the court granted the defendants' motion to dismiss and gave plaintiff 30 days to file an amended complaint. On October 19, 2012, plaintiff filed an amended complaint that asserts the same causes of action but drops one of the defendants and shortens the period that the alleged violations of the Exchange Act occurred to February 9, 2011 to August 18, 2011. On December 3, 2012, the defendants moved to dismiss the amended complaint. The court has not yet ruled on the motion.

  •
  Ernesto Espinoza v. Léo Apotheker, et al. and Larry Salat v. Léo Apotheker, et al. are consolidated lawsuits filed on September 21, 2011 in the United States District Court for the Central District of California alleging, among other things, that the defendants violated Section 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business. The lawsuits also

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched when they authorized HP's repurchase of its own stock on August 29, 2010 and July 21, 2011. The lawsuits are currently stayed pending developments in the Gammel matter.

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

  •
  Cement & Concrete Workers District Council Pension Fund v. Hewlett-Packard Company, et al. is a putative securities class action filed on August 3, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from November 13, 2007 to August 6, 2010 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making statements regarding HP's Standards of Business Conduct ("SBC") that were false and misleading because Mr. Hurd, who was serving as HP's Chairman and Chief Executive Officer during that period, had been violating the SBC and concealing his misbehavior in a manner that jeopardized his continued employment with HP. On February 7, 2013, the defendants moved to dismiss the amended complaint. The Court has not yet ruled on the motion.

Autonomy-Related Legal Matters

        Investigations.    As a result of the findings of an ongoing investigation, HP has provided information to the U.K. Serious Fraud Office, the U.S. Department of Justice and the SEC related to the accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy. On November 21, 2012, representatives of the U.S. Department of Justice advised HP that they had opened an investigation relating to Autonomy. On February 6, 2013, representatives of the U.K. Serious Fraud Office advised HP that they had also opened an investigation relating to Autonomy. HP is cooperating with the three investigating agencies.

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

  •
  Allan J. Nicolow v. Hewlett-Packard Co., et al. is a putative securities class action filed on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 19, 2011 to November 20, 2012, the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's Enterprise Services business.

  •
  Davin Pokoik v. Hewlett-Packard Co., et al. is a putative securities class action filed on November 30, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 19, 2011 to November 19, 2012, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's Enterprise Services business.

  •
  In re Hewlett-Packard Shareholder Derivative Litigation consists of eight consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's Enterprise Services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code.

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

  •
  Vincent Ho v. Margaret C. Whitman, et al. is a lawsuit filed on January 22, 2013 in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012.

  •
  Mike Laffen v. Hewlett-Packard Co., et al. is a putative class action filed on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that, from December 12, 2011 to November 22, 2012, HP, HP's 401(k) Plan Committee and HP's Investment Review Committee breached their fiduciary obligations to HP's 401(k) Plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

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

  •
  Kenneth A. Kotyuk v. Hewlett-Packard Co., et al. is a putative class action filed on January 22, 2013 in the United States District Court for the Northern District of California alleging, among other things, that from August 18, 2011 to November 22, 2012, HP, HP's 401(k) Plan Committee and HP's Investment Review Committee breached their fiduciary obligations to HP's 401(k) Plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of ERISA.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small and medium-sized businesses ("SMBs"), and large enterprises, including customers in the government, health and education sectors. HP's offerings span personal computing and other access devices; imaging and printing-related products and services; multi-vendor customer services, including infrastructure technology and business process outsourcing, application development and support services and consulting and integration services; enterprise information technology ("IT") infrastructure, including enterprise storage and server technology, networking products and solutions, technology support and maintenance; and IT management software, information management solutions and security intelligence/risk management solutions.

        HP's operations are organized into seven reportable business segments for financial reporting purposes: Personal Systems, Printing, the Enterprise Group, Enterprise Services, Software, HP Financial Services ("HPFS") and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The reportable business segments are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results.

        The Personal Systems segment and the Printing segment are structured beneath a broader Printing and Personal Systems Group ("PPS"). While PPS is not a financial reporting segment, HP sometimes provides financial data aggregating the segments within it in order to provide a supplementary view of its business.

        HP has implemented certain organizational realignments. As a result of these realignments, HP has re-evaluated its segment financial reporting structure and, effective in the first quarter of fiscal 2013, created two new financial reporting segments, the EG segment and the ES segment, and eliminated two other financial reporting segments, the ESSN segment and the Services segment. The EG segment consists of the business units within the former ESSN segment and most of the services offerings of the TS business unit, which was previously a part of the former Services segment. The ES segment consists of the ABS and ITO business units from the former Services segment, along with the end-user workplace support services business that was previously a part of the TS business unit.

        Also as a result of these realignments, the financial results of the Personal Systems commercial products support business, which were previously reported as part of the TS business unit, will now be reported as part of the Other business unit within the Personal Systems segment, and the financial results of the portion of the business intelligence services business that had continued to be reported as part of the Corporate Investments segment following the implementation of prior realignment actions will now be reported as part of the ABS business unit. In addition, the end-user workplace support business, which, as noted above, was previously a part of the TS business unit and will now become a part of the ES segment, will be reported as part of the ITO business unit within that segment.

        A description of the types of products and services provided by each business segment follows.

        The Printing and Personal Systems Group's mission is to leverage the respective strengths of the Personal Systems business and the Printing business in creating a single, unified business that is

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

customer-focused and poised to capitalize on rapidly shifting industry trends. Each of the business segments within PPS is described in detail below.

        Personal Systems provides commercial PCs, consumer PCs, workstations, calculators and other related accessories, software, support and services for the commercial and consumer markets. We group commercial notebooks, commercial desktops and workstations into commercial PC's and consumer notebooks and consumer desktops into consumer PC's when describing our performance in these markets. Described below are our global business capabilities within Personal Systems.

  •
  Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP ProBook and HP EliteBook lines of notebooks and the Compaq Pro, Compaq Elite, HP Pro and HP Elite lines of business desktops, as well as the All-in-One Touchsmart and Omni PCs, HP Mini-Note PCs, retail POS systems, HP Thin Clients and HP ElitePad Tablet PCs.

  •
  Consumer PCs include the HP Spectre, Pavilion, HP ENVY and Compaq Presario series of multi-media consumer notebooks, desktops and mini notebooks, including the TouchSmart line of touch-enabled notebooks and all-in-one desktops.

  •
  Workstations are designed and optimized to reliably operate in high performance and demanding application environments, such as computer animation, graphic design, video and audio production, software development, financial trading, engineering design and analysis, architectural engineering, image analysis and energy exploration.

        Printing provides consumer and commercial printer hardware, supplies, media, software and services, as well as scanning devices. Printing is also focused on imaging solutions in the commercial markets. We group laserjet, large format and Indigo printers into commercial hardware and inkjet printers into consumer hardware when describing our performance in these markets. Described below are our global business capabilities within Printing.

  •
  Inkjet and Printing Solutions delivers HP's consumer and SMB inkjet solutions (hardware, supplies, media, web-connected hardware and services). It includes single-function and all-in-one inkjet printers targeted toward consumers and SMBs, as well as ePrintCenter.

  •
  LaserJet and Enterprise Solutions delivers products, services and solutions to the medium-sized business and enterprise segments, including LaserJet printers and supplies, multi-function devices, scanners, web-connected hardware and services and enterprise software solutions, such as Exstream Software and Web Jetadmin. HP Managed Solutions include managed service products, support and solutions delivered to enterprise customers partnering with third-party software providers to offer workflow solutions in the enterprise environment.

  •
  Graphics Solutions include large format printing (Designjet and Scitex) and supplies, Indigo digital presses and supplies, inkjet high-speed production solutions and supplies, specialty printing systems and graphics services. Graphic Solutions targets print service providers, architects, engineers, designers, photofinishers and industrial solution providers.

  •
  Software and Web Services delivers a robust platform and a suite of offerings that includes: photo-storage and printing offerings such as Snapfish; document storage; entertainment services; web-connected printing; and PC back-up and related services.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        The Enterprise Group provides servers, storage, networking, technology services and, when combined with HP's Cloud Service Automation software suite, the HP CloudSystem. The CloudSystem enables infrastructure, platform and software-as-a-service in private, public or hybrid environments. Described below are our business units and capabilities within EG.

  •
  Industry Standard Servers offers ProLiant servers, running primarily Windows, Linux and virtualization platforms from Microsoft Corporation, VMware, Inc. and other major vendors and leveraging Intel Corporation and Advanced Micro Devices, Inc. x86 processors. The business spans a range of server product lines, including pedestal-tower, traditional rack, density-optimized rack, blades and solutions for large distributed computing companies (Hyperscale class) who buy and deploy compute nodes at a massive scale.

  •
  Business Critical Systems offers HP Integrity servers based on the Intel Itanium-based processor, HP Integrity NonStop solutions and scale-up x86 ProLiant Servers.

  •
  Storage offerings include traditional storage and converged storage solutions. Traditional storage includes tape, storage networking and legacy external disk products such as EVA and XP. Converged storage solutions include 3PAR, StoreOnce, StoreVirtual and StoreAll products.

  •
  Networking portfolio includes switches and routers that span the data center, campus and branch environments and deliver network management and unified communications. HP's wireless networking offerings include wireless LAN access points and controllers/switches.

  •
  Technology Services differentiates the HP product experience for customers with consulting and support services focused on the data center. Support services includes Datacenter Care, Foundation Care, Proactive Care and Lifecycle Event services that help align support service levels to business needs, as well as warranty support across EG's product lines. Consulting services, which are tightly aligned and optimized for HP's enterprise product portfolio, include data center, network and storage consulting, and education services, as well as converged cloud, mobility and big data consulting services.

        Enterprise Services provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains. ES is divided into two main areas: Infrastructure Technology Outsourcing and Application and Business Services.

  •
  Infrastructure Technology Outsourcing delivers comprehensive services that encompass the data center, IT security, cloud-based computing, workplace technology, network, unified communications, and enterprise service management.

  •
  Application and Business Services helps clients develop, revitalize and manage their applications and information assets. This full application life cycle approach encompasses application development, testing, modernization, system integration, maintenance and management for both packaged and custom-built applications. The ABS portfolio also includes intellectual property-based industry solutions, services and technologies to help clients better manage critical business processes. HP also offers services for customer relationship management, finance and administration, human resources, payroll and document processing.

        Software provides IT management, information management, and security solutions for businesses and enterprises of all sizes. HP's IT management solutions help customers around the world deliver

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

applications and services that perform to defined standards and automate and assure the underlying infrastructure, be it traditional, cloud or hybrid. Our information management solutions include our Autonomy and Vertica platforms, which are designed to help customers get faster answers from all of their structured and unstructured information. Our security solutions provide customers with security at all levels of their enterprise—from the infrastructure through applications and information. HP's Software offerings have complementary support and professional services to provide an end-to-end solution.

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

        Corporate Investments includes HP Labs, the webOS business and certain business incubation projects.

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

        To provide improved visibility and comparability, HP has reflected the 2013 changes to its reporting structure in prior financial reporting periods on an as-if basis, which has resulted in the transfer of revenue and operating profit among the Personal Systems, the EG, ES and Corporate Investments segments. These changes had no impact on the previously reported financial results for the Printing, Software or HPFS segments. In addition, none of these changes impacted HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        Selected operating results information for each business segment was as follows for the three months ended January 31:

	Printing and Personal Systems
	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
2013
Net revenue	$8,040	$5,884	$6,821	$5,792	$872	$946	$4	$28,359
Intersegment net revenue and other	164	42	163	127	54	11	—	561

Total segment net revenue	$8,204	$5,926	$6,984	$5,919	$926	$957	$4	$28,920

Earnings (loss) from operations	$223	$953	$1,084	$76	$157	$101	$(65)	$2,529

2012
Net revenue	$8,652	$6,226	$7,030	$6,272	$887	$940	$29	$30,036
Intersegment net revenue and other	240	32	252	99	59	10	1	693

Total segment net revenue	$8,892	$6,258	$7,282	$6,371	$946	$950	$30	$30,729

Earnings (loss) from operations	$459	$761	$1,329	$145	$162	$91	$(50)	$2,897

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended January 31
	2013	2012
	In millions
Net revenue:
Segment total	$28,920	$30,729
Eliminations of intersegment net revenue and other	(561)	(693)

Total HP consolidated net revenue	$28,359	$30,036

Earnings before taxes:
Total segment earnings from operations	$2,529	$2,897
Corporate and unallocated costs and eliminations	(109)	(153)
Unallocated costs related to stock-based compensation expense	(184)	(174)
Amortization of purchased intangible assets	(350)	(466)
Restructuring charges	(130)	(40)
Acquisition-related charges	(4)	(22)
Interest and other, net	(179)	(221)

Total HP consolidated earnings before taxes	$1,573	$1,821

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        In connection with certain fiscal 2013 organizational realignments, HP reclassified total assets between its EG and ES financial reporting segments. There have been no material changes to the total assets of HP's individual segments since October 31, 2012.

  Net revenue by segment and business unit

	Three months ended January 31
	2013	2012
	In millions
Net revenue:
Notebooks	$4,128	$4,942
Desktops	3,321	3,206
Workstations	535	535
Other	220	209

Personal Systems	8,204	8,892

Supplies	3,893	4,079
Commercial Hardware	1,354	1,489
Consumer Hardware	679	690

Printing	5,926	6,258

Printing and Personal Systems Group	14,130	15,150

Industry Standard Servers	2,994	3,072
Technology Services	2,243	2,264
Storage	833	955
Networking	608	586
Business Critical Systems	306	405

Enterprise Group	6,984	7,282

Infrastructure Technology Outsourcing	3,736	3,980
Application and Business Services	2,183	2,391

Enterprise Services	5,919	6,371

Software	926	946
HP Financial Services	957	950
Corporate Investments	4	30

Total segments	28,920	30,729

Eliminations of intersegment net revenue and other	(561)	(693)

Total HP consolidated net revenue	$28,359	$30,036

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

  •
  multi-vendor customer services, including infrastructure technology and business process outsourcing, application development and support services and consulting and integration services;

  •
  enterprise information technology infrastructure, including enterprise server and storage technology, networking products and solutions, technology support and maintenance; and

  •
  IT management software, information management solutions and security intelligence/risk management solutions.

        HP's operations are organized into seven reportable business segments for financial reporting purposes: Personal Systems, Printing, the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, HP Financial Services ("HPFS") and Corporate Investments.

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

  Addressing the Challenges Facing Our Business

        Our business has experienced a multi-quarter decline in revenue and operating margins. This decline in financial performance reflects a series of challenges facing our business. Many of those challenges relate to structural and execution issues, including the following: we need to align our costs with our revenue trajectory; we need to address our underinvestment in R&D and in our internal IT systems in recent years, which has made us less competitive, effective and efficient; we need to implement the data gathering and reporting tools and systems needed to track and report on all key business performance metrics so as to most effectively manage a company of our size, scale and diversity; and we need to rebuild our business relationships with our channel partners. We are also facing dynamic market trends, such as the growth of mobility, the increasing demand for hyperscale computing infrastructure, the shift to software-as-a-service and the transition towards cloud computing, and we need to develop products and services that position us to win in a very competitive marketplace. Furthermore, we face a series of significant macroeconomic challenges, including broad-based weakness in consumer spending, weak demand in the SMB and enterprise sectors in Europe, and declining growth in some emerging markets.

        We are addressing these challenges through consistency of leadership, focus, execution and, most importantly, superior products, services and solutions. During fiscal 2012, we implemented some leadership and organizational changes, including consolidating our personal computer and printing businesses under the same senior executive leadership, merging our global accounts sales organization into EG, and centralizing all of our marketing and communications activities. We also began implementing cost-reduction initiatives, including a company-wide restructuring plan we expect to be implemented through the end of fiscal 2014. In addition, we began making significant changes to our sales force to improve our go-to-market selling activities and reduce cost, and we renewed our focus on developing new products, services and solutions. We also began working to optimize our supply chain, reduce the number of stock keeping units (SKUs) and platforms, refine our real estate strategy, improve our business processes and implement consistent pricing and promotions. During fiscal 2013, we are focused on working through the anticipated disruptions expected to accompany the changes made in fiscal 2012 and continuing to implement our cost-reduction and operational initiatives.

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

        The following provides an overview of our key first quarter fiscal 2013 financial metrics:

		Printing and Personal Systems Group
	HP(1) Consolidated	Personal Systems	Printing	Total	Enterprise Group	Enterprise Services	Software	HPFS
	In millions, except per share amounts
Net revenue	$28,359	$8,204	$5,926	$14,130	$6,984	$5,919	$926	$957
Year-over-year net revenue % (decrease) increase	(5.6)%	(7.7)%	(5.3)%	(6.7)%	(4.1)%	(7.1)%	(2.1)%	0.7%
Earnings from operations	$1,752	$223	$953	$1,176	$1,084	$76	$157	$101
Earnings from operations as a % of net revenue	6.2%	2.7%	16.1%	8.3%	15.5%	1.3%	17.0%	10.6%
Net earnings	$1,232
Net earnings per share
Basic	$0.63
Diluted	$0.63

(1)
HP consolidated net revenue includes a reduction of approximately $0.6 billion primarily related to the elimination of intersegment net revenue and revenue from our Corporate Investments segment. HP consolidated earnings from operations includes amounts related to the amortization of purchased intangible assets, unallocated costs related to certain stock-based compensation expenses, restructuring charges, corporate and unallocated costs and eliminations, a loss from the Corporate Investments segment, and acquisition-related charges.

        Cash and cash equivalents at January 31, 2013 totaled $12.6 billion, an increase of $1.3 billion from the October 31, 2012 balance of $11.3 billion. The increase for the first three months of fiscal 2013 was due primarily to $2.6 billion of cash provided from operations, the effect of which was partially offset by $0.5 billion of cash used to repurchase common stock and pay dividends, and $0.5 billion net investment in property, plant and equipment

        We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our Consolidated Condensed Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Condensed Financial Statements.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended January 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

ACCOUNTING PRONOUNCEMENTS

        The following is a summary of certain accounting pronouncements with application to our consolidated financial statements in future periods.

        In February 2013, the Financial Accounting Standards Board ("FASB") issued amendments to the FASB Accounting Standards Codification relating to the reporting of reclassifications out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We are required to adopt these amendments in the first quarter of fiscal 2014 prospectively, although early adoption is permitted.

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

RESULTS OF OPERATIONS

        Set forth below is an analysis of our financial results comparing the three months ended January 31, 2013 to the three months ended January 31, 2012. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2013		2012
	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$28,359	100%	$30,036	100%
Cost of sales(1)	22,029	77.7%	23,313	77.6%

Gross profit	6,330	22.3%	6,723	22.4%
Research and development	794	2.8%	786	2.6%
Selling, general and administrative	3,300	11.6%	3,367	11.2%
Amortization of purchased intangible assets	350	1.2%	466	1.6%
Restructuring charges	130	0.5%	40	0.1%
Acquisition-related charges	4	—	22	0.1%

Earnings from operations	1,752	6.2%	2,042	6.8%
Interest and other, net	(179)	(0.6)%	(221)	(0.8)%

Earnings before taxes	1,573	5.6%	1,821	6.0%
Provision for taxes	(341)	(1.3)%	(353)	(1.1)%

Net earnings	$1,232	4.3%	$1,468	4.9%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of the weighted net revenue change were as follows:

Three months ended January 31, 2013
Percentage Points
Personal Systems	(2.3)
Enterprise Services	(1.5)
Printing	(1.1)
Enterprise Group	(1.0)
Software	(0.1)
HP Financial Services	—
Corporate Investments/Other	0.4

Total HP	(5.6)

        For the three months ended January 31, 2013, total HP net revenue decreased 5.6% (decreased 4.3% on a constant currency basis). U.S. net revenue decreased 0.9% to $10.1 billion for the first quarter of fiscal 2013, while net revenue from outside of the United States decreased 8.0% to $18.3 billion.

        The decline in HP revenue for the first quarter of fiscal 2013 was primarily the result of the following factors: we continue to experience weak global macroeconomic demand, particularly in Europe, the Middle East, and Africa ("EMEA"), a large customer market for us, with several key countries experiencing double-digit revenue declines; and a continued deterioration in our Personal Systems business, particularly in notebooks, due to the broad market contraction taking place. In Personal Systems we are seeing areas of progress on a regional basis, with growth in Asia Pacific driven by China and India.

        From a segment perspective, as mentioned above, in Personal Systems, we are experiencing the impact of a broad market decline, particularly with respect to notebook products. The net revenue decrease in ES was driven primarily by net service revenue runoff, softness in contract signings and contractual price declines in ongoing contracts. Net revenue in Printing declined as we continued to target strong returns for our unit placements consistent with our shift in focus from low-end to high-end printers. The net revenue decline in EG was due to several factors: continued global macroeconomic demand challenges, particularly in EMEA; new product and technology transitions in Storage and Industry Standard Servers ("ISS"); a continued decline in our Business Critical Systems ("BCS") business; and a competitive pricing environment. An analysis of the change in net revenue for each business segment is included under "Segment Information" below.

Gross Margin

        Total HP gross margin decreased by 0.1 percentage points for the three months ended January 31, 2013. From a segment perspective, the small decrease in gross margin was due to gross margin declines in Personal Systems, ES and EG being partially offset by gross margin expansion in Printing. The primary factors impacting gross margin performance in each of our segments are summarized as follows:

  •
  Personal Systems experienced a gross margin decline primarily due to unfavorable currency impacts and competitive pricing partially offset by lower component costs;

  •
  ES gross margin decreased due primarily to net service revenue runoff and contractual price declines partially offset by improved resource management;

  •
  EG experienced a gross margin decline primarily resulting from declines in the support component of Technology Services ("TS") as a result of eroding hardware sales in our BCS business unit and less profitable vendor support contracts;

  •
  Software gross margin decreased due primarily to a decline in higher margin license revenue;

  •
  Printing gross margin increased due to rate improvements in high-end inkjet printers combined with a favorable mix shift to ink supplies; and

  •
  HPFS gross margin increased due primarily to a lower mix of operating leases and lower bad debt expense.

A more detailed discussion of segment gross margins is included under "Segment Information" below.

Operating Expenses

        Research and Development

        Total research and development ("R&D") expense increased in the three months ended January 31, 2013 due primarily to innovation-focused spending for storage and HP converged cloud, the effect of which was partially offset by a VAT subsidy credit and the elimination of R&D expense associated with the former webOS device business. R&D expense increased for EG, ES and Personal Systems, and decreased for Corporate Investments, Printing and Software.

        Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense decreased for the three months ended January 31, 2013 due primarily to lower field selling costs. We are starting to see cost savings from the restructuring program announced in May 2012. SG&A expense as a percentage of net revenue increased for each of our segments except for Software and ES, each of which experienced a decrease.

        Amortization of Purchased Intangible Assets

        The decrease in amortization expense for the three months ended January 31, 2013 was due primarily to lower levels of amortization expense as a result of the purchased intangible asset impairment taken in the second half of fiscal 2012 related to the Autonomy acquisition.

        Restructuring

        Restructuring charges for the three months ended January 31, 2013 were $130 million. These charges included $290 million of costs related to our fiscal 2012 Plan, partially offset by a $160 million reversal of restructuring accruals related to our fiscal 2010 ES plan and fiscal 2008 HP/EDS plan. Restructuring charges for the three months ended January 31, 2012 were $40 million. These charges included $29 million of severance and facility costs related to our fiscal 2008 restructuring plan, $7 million of severance costs related to our fiscal 2009 restructuring plan and $4 million of severance and facility costs related to our fiscal 2010 ES restructuring plan.

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments during the first three months of fiscal 2013. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

        Acquisition-Related Charges

        The decrease in acquisition-related charges for the three months ended January 31, 2013 was due primarily to lower retention bonuses associated with acquisitions completed in fiscal 2010 and 2011. For the three months ended January 31, 2013 and January 31, 2012, we recorded acquisition-related charges of $4 million and $22 million, respectively.

Interest and Other, Net

        Interest and other, net expense decreased by $42 million for the three months ended January 31, 2013. The decrease was driven primarily by lower currency transaction losses.

Provision for Taxes

        Our effective tax rate was 21.7% and 19.4% for the three months ended January 31, 2013 and January 31, 2012, respectively. Our effective tax rate increased due to discrete items in the three months ended January 31, 2013, which are described below. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all of such earnings because we plan to reinvest some of those earnings indefinitely outside the United States.

        In the three months ended January 31, 2013, we recorded discrete items resulting in a net tax charge of $5 million, increasing the effective tax rate. These amounts consisted primarily of a tax charge of $150 million related to a past uncertain tax position offset by approximately $50 million of various adjustments to estimated tax provisions of foreign jurisdictions as well as $45 million of benefits associated with restructuring charges, various uncertain tax positions and valuation allowance adjustments. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law. We recorded a tax benefit of $50 million arising from the retroactive research and development credit provided by that legislation in the first quarter of fiscal 2013.

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

        HP has implemented certain organizational realignments. As a result of these realignments, HP has re-evaluated its segment financial reporting structure and, effective in the first quarter of fiscal 2013:

  •
  HP has created a new EG segment consisting of its TS business unit, which was previously a part of its former Services segment, and its former Enterprise Servers, Storage and Networking ("ESSN") segment;

  •
  HP has created a new ES segment consisting of its Application and Business Services ("ABS") business unit and its Infrastructure Technology Outsourcing ("ITO") business unit, both of which were previously a part of its former Services segment;

  •
  HP has transferred its Personal Systems commercial products support business from its TS business unit to the Other business unit within its Personal Systems segment;

  •
  HP has transferred its end-user workplace support business from its TS business unit to its ITO business unit within its new ES segment; and

  •
  HP has transferred the portion of its business intelligence services business that was a part of its Corporate Investments segment to its ABS business unit within its new ES segment.

As noted above, as a result of these changes, HP has created two new financial reporting segments, the EG segment and the ES segment. Also as noted above, HP has eliminated two existing financial reporting segments, the ESSN segment and the Services segment. Taking into account these changes, effective at the beginning of HP's first quarter of fiscal 2013, HP's seven financial reporting segments are Personal Systems, Printing, the Enterprise Group, Enterprise Services, Software, HP Financial Services and Corporate Investments.

Printing and Personal Systems Group

        The Personal Systems segment and the Printing segment are structured beneath a broader Printing and Personal Systems Group. We describe the results of the business segments within the Printing and Personal Systems Group below.

Personal Systems

	Three months ended January 31
	2013	2012	% Decrease
	In millions
Net revenue	$8,204	$8,892	(7.7)%
Earnings from operations	$223	$459	(51.4)%
Earnings from operations as a % of net revenue	2.7%	5.2%

        The components of the weighted net revenue change by business units were as follows:

Three months ended January 31, 2013
Percentage Points
Notebook PCs	(9.1)
Desktop PCs	1.3
Workstations	—
Other	0.1

Total Personal Systems	(7.7)

        Personal Systems net revenue decreased 7.7% (decreased 5.8% on a constant currency basis) for the three months ended January 31, 2013. Our Personal Systems business continues to experience significant challenges due to the market shift toward tablet products coupled with particularly weak demand in the EMEA region. While Personal Systems also experienced revenue declines in the Americas region, the business did experience areas of growth both in the Asia Pacific region and with desktop products. The decline in Personal Systems revenue was driven by a 5% decline in unit volume along with a 3% decline in average selling prices ("ASPs"). The unit volume decrease was led by declines in notebook demand as a result of the market shift towards tablet products. Partially offsetting the volume decline was unit growth in desktops. The decline in ASPs was due primarily to unfavorable currency impacts and a competitive price environment. For the three months ended January 31, 2013, net revenue for consumer clients and commercial clients decreased by 13% and 4%, respectively. Net revenue for Notebook PCs decreased 16%, while net revenue for Desktop PCs increased 4%. Net revenue remained flat in workstations while net revenue increased 5% in the Other business unit. The net revenue increase in Other was related primarily to increased sales of extended warranties, the effect of which was partially offset by a decrease in third-party branded options.

        Personal Systems earnings from operations as a percentage of net revenue decreased 2.5 percentage points for the three months ended January 31, 2013. The decrease was driven by a decline in gross margin combined with an increase in operating expenses as a percentage of net revenue. The decline in gross margin was due to unfavorable currency impacts and competitive pricing pressure. Partially offsetting these unfavorable impacts to gross margin were lower component, logistics and warranty costs. Operating expenses as a percentage of net revenue increased due primarily to the revenue decline and increased marketing and R&D costs, the effect of which was partially offset by cost savings associated with our ongoing restructuring efforts.

Printing

	Three months ended January 31
	2013	2012	% (Decrease) Increase
	In millions
Net revenue	$5,926	$6,258	(5.3)%
Earnings from operations	$953	$761	25.2%
Earnings from operations as a % of net revenue	16.1%	12.2%

        The components of the weighted net revenue change by business units were as follows:

Three months ended January 31, 2013
Percentage Points
Supplies	(3.0)
Commercial Hardware	(2.1)
Consumer Hardware	(0.2)

Total Printing	(5.3)

        Printing net revenue decreased 5.3% (decreased 4.6% on a constant currency basis) for the three months ended January 31, 2013, as we continued to shift our focus to higher usage printers from low-end printers. As a result of this shift, printer unit volumes declined by 11% while average revenue per unit increased by 3%. Net revenue for Supplies decreased 5% for the three months ended January 31, 2013, due to weak demand in all regions. These effects were partially offset by growth in large format printing supplies. Net revenue for Commercial Hardware decreased 9% due primarily to volume reductions of 6% along with lower average revenue per unit of 6%. These effects were partially offset by double-digit net revenue growth in the graphics services and managed print services businesses. Net revenue for Consumer Hardware decreased 2% while average revenue per unit increased by 14%. While low-end printer volumes declined, unit volume and average revenue per unit increased within high-end printers as a result of our continued focus on more profitable high-end printers. Additionally, the introduction of our new inkjet SMB printers has favorably impacted revenues and average selling prices.

        Printing earnings from operations as a percentage of net revenue increased by 3.9 percentage points for the three months ended January 31, 2013, due primarily to an increase in gross margin, the effect of which was partially offset by higher operating expenses as a percentage of net revenue. Gross margin increased due to our focus on higher-end inkjet printers combined with a higher mix of ink supplies, coupled with toner rate improvements due to lower discounting. These effects were partially offset by an unfavorable currency impact primarily driven by weakness in the Euro currency. Operating expenses as a percentage of net revenue increased due to the decline in net revenue and higher marketing expenses, the effects of which were partially offset by lower administrative expenses and cost savings associated with our ongoing restructuring efforts.

Enterprise Group

	Three months ended January 31
	2013	2012	% Decrease
	In millions
Net revenue	$6,984	$7,282	(4.1)%
Earnings from operations	$1,084	$1,329	(18.4)%
Earnings from operations as a % of net revenue	15.5%	18.3%

        The components of the weighted net revenue change by business units were as follows:

Three months ended January 31, 2013
Percentage Points
Storage	(1.7)
Business Critical Systems	(1.3)
Industry Standard Servers	(1.1)
Technology Services	(0.3)
Networking	0.3

Total EG	(4.1)

        EG net revenue decreased 4.1% (decreased 2.7% on a constant currency basis) for the three months ended January 31, 2013 due primarily to the following factors: continued macroeconomic demand challenges, particularly in EMEA; new product and technology transitions in Storage and ISS; and a competitive pricing environment. Each of the business units within EG experienced year-over-year revenue declines except Networking. For the three months ended January 31, 2013, Storage net revenue decreased by 13%. This Storage decline was due primarily to revenue declines in traditional storage products, which include our tape, storage networking, and legacy external disk products. The decline was partially offset by strong growth in converged storage solutions, which include our 3PAR, StoreOnce, StoreVirtual and StoreAll products. BCS net revenue decreased by 24% for the three months ended January 31, 2013 mainly as a result of ongoing pressure from a declining UNIX market and lower demand for our Itanium-based servers. ISS net revenue decreased by 3%, driven primarily by unit volume declines, the effects of which were partially offset by favorable average unit pricing impacts from our Generation 8 products. TS net revenue decreased by 1% for the three months ended January 31, 2013, driven primarily by revenue declines in the consulting business, as a result of our decision to focus on more profitable services offerings. Partially offsetting the decline in consulting was slight growth in the support business. TS experienced weak demand in EMEA due to declines in certain key countries in the region. Networking net revenue increased by 4% for the three months ended January 31, 2013 due to higher market demand for our core data center products, the effect of which was partially offset by the impact of the divestiture of our video surveillance business in the first quarter of fiscal 2012.

        EG earnings from operations as a percentage of net revenue decreased by 2.8 percentage points for the three months ended January 31, 2013 driven by a decrease in gross margin coupled with an increase in operating expenses as a percentage of net revenue. The gross margin decrease was due primarily to a gross margin decline in the support business of TS and, to a lesser extent, in BCS. The decline in TS gross margin was due to the impact of eroding hardware sales in BCS, an increase in delivery costs and less profitable vendor support contracts. The increase in operating expenses as a percentage of net revenue was driven by an increase in administrative expense and R&D costs due to planned investments in the business, the effect of which was partially offset by cost savings associated with our ongoing restructuring efforts and a VAT subsidy credit related to R&D.

Enterprise Services

	Three months ended January 31
	2013	2012	% Decrease
	In millions
Net revenue	$5,919	$6,371	(7.1)%
Earnings from operations	$76	$145	(47.6)%
Earnings from operations as a % of net revenue	1.3%	2.3%

        The components of the weighted net revenue change by business units were as follows:

Three months ended January 31, 2013
Percentage Points
Infrastructure Technology Outsourcing	(3.8)
Application and Business Services	(3.3)

Total ES	(7.1)

        ES net revenue decreased 7.1% (decreased 6.6% on a constant currency basis) for the three months ended January 31, 2013. The net revenue decrease in ES was driven primarily by net service revenue runoff, softness in contract signings and contractual price declines in ongoing contracts. Net revenue declined in both of the business units within this segment and across all regions. ITO net revenue decreased by 6% due to softness in contract signings, net service revenue runoff and contractual price declines in ongoing contracts. Partially offsetting these declines was revenue growth in security and cloud offerings. ABS net revenue declined 9% due primarily to net service revenue runoff and softness in contract signings, the effect of which was partially offset by revenue growth in cloud and information and analytics offerings.

        ES earnings from operations as a percentage of net revenue decreased by 1.0 percentage points for the three months ended January 31, 2013 due to a decrease in gross margin, the effect of which was partially offset by a decrease in operating expenses as a percentage of net revenue. Gross margin declined due primarily to net service revenue runoff and contractual price declines, the effect of which was partially offset by our continued focus on improving resource management and profit improvements on selected low performing accounts. Operating expenses as a percentage of net revenue decreased due primarily to reduced field selling costs related to lower headcount.

Software

	Three months ended January 31
	2013	2012	% Decrease
	In millions
Net revenue	$926	$946	(2.1)%
Earnings from operations	$157	$162	(3.1)%
Earnings from operations as a % of net revenue	17.0%	17.1%

        Software net revenue decreased 2.1% (decreased 0.7% on a constant currency basis) for the three months ended January 31, 2013 due primarily to a decline in license revenue from information management products and IT/cloud management products and a decline in services revenue from information management products, the effects of which were partially offset by revenue growth from our big data analytics and security products. Net revenue from licenses and services decreased by 16% and 8%, respectively, while at the same time net revenue from support increased by 11%. The increase in support revenue was due in part, to growth in big data analytics and security products.

        Software earnings from operations as a percentage of net revenue decreased by 0.1 percentage points for the three months ended January 31, 2013. The decline was due primarily to a decrease in gross margin, the effect of which was partially offset by a decrease in operating expense as a percentage of net revenue. The decrease in gross margin was due primarily to the decline in higher-margin license revenue. The decrease in operating expense as a percentage of revenue was driven by cost controls and lower integration costs associated with the Autonomy acquisition.

HP Financial Services

	Three months ended January 31
	2013	2012	% Increase
	In millions
Net revenue	$957	$950	0.7%
Earnings from operations	$101	$91	11.0%
Earnings from operations as a % of net revenue	10.6%	9.6%

        HPFS net revenue increased by 0.7% for the three months ended January 31, 2013. The net revenue increase was due primarily to higher revenue from several large early customer buyouts and higher finance income from an increase in finance lease assets. These effects were partially offset by lower rental revenue from a decrease in operating lease assets and unfavorable currency impacts.

        HPFS earnings from operations as a percentage of net revenue increased by 1.0 percentage points for the three months ended January 31, 2013 due primarily to an increase in gross margin, the effect of which was partially offset by an increase in operating expenses as a percentage of net revenue resulting from lower capitalization of initial direct costs. The increase in gross margin was the result of higher portfolio margins from a lower mix of operating leases, lower bad debt expense, coupled with lower transaction taxes. These effects were partially offset by lower margins on end-of-term activities, including early customer buyouts and unfavorable currency impacts.

Financing Originations

	Three months ended January 31
	2013	2012
	In millions
Total financing originations	$1,162	$1,543

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 24.7% for the three months ended January 31, 2013. The decrease was driven by lower financing associated with HP product sales and services offerings, the increase in costs of providing customer financing, our focus on achieving higher returns, along with unfavorable currency impacts.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	January 31, 2013	October 31, 2012
	In millions
Portfolio assets(1)	$12,811	$13,054

Allowance for doubtful accounts(2)	154	149
Operating lease equipment reserve	82	81

Total reserves	236	230

Net portfolio assets	$12,575	$12,824

Reserve coverage	1.8%	1.8%
Debt to equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of approximately $7.6 billion and $7.7 billion at January 31, 2013 and October 31, 2012, respectively, and net equipment under operating leases of $2.3 billion and $2.4 billion at January 31, 2013 and October 31, 2012, respectively, as disclosed in Note 9 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $0.8 billion and $0.9 billion at January 31, 2013 and October 31, 2012, respectively, and intercompany leases of approximately $2.1 billion for both January 31, 2013 and October 31, 2012, which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and $1.0 billion of debt issued directly by HPFS. At January 31, 2013 and October 31, 2012, debt allocated to HPFS totaled $11.2 billion and $11.3 billion, respectively. The allocated intercompany debt to equity ratio above is comparable to that of other similar financing companies.

        At January 31, 2013 and October 31, 2012, HPFS cash balances were approximately $1.0 billion and $0.7 billion, respectively.

        Net portfolio assets at January 31, 2013 decreased 1.9% from October 31, 2012. The decrease resulted from lower levels of new financing originations and early buyouts of customer lease contracts, the effect of which was partially offset by favorable currency impacts. The overall percentage of portfolio asset reserves remained flat as a percentage of the portfolio assets.

        For the three months ended January 31, 2013 and 2012, HPFS recorded net bad debt expenses of $15 million and $18 million, respectively.

Corporate Investments

	Three months ended January 31
	2013	2012	% (Decrease) Increase
	In millions
Net revenue	$4	$30	(86.7)%
Loss from operations	$(65)	$(50)	30.0%
Loss from operations as a % of net revenue	*	(166.7)%

*
Not meaningful.

        Net revenue in Corporate Investments decreased primarily as a result of a decline in residual activity from the webOS device business. In August 2011, we announced the wind down of the webOS device business.

        Corporate Investments reported a larger loss from operations for the three months ended January 31, 2013, due primarily to the decline in residual activity related to the webOS device business. The loss from operations in Corporate Investments was also due to expenses carried in the segment associated with corporate strategy, global alliances and HP Labs.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Three months ended January 31
	2013	2012
	In millions
Net cash provided by operating activities	$2,562	$1,193
Net cash used in investing activities	(644)	(751)
Net cash used in financing activities	(630)	(372)

Net increase in cash and cash equivalents	$1,288	$70

Operating Activities

        Compared to the corresponding period in 2012, net cash provided by operating activities increased by approximately $1.4 billion for the three months ended January 31, 2013. The increase was due primarily to efficient utilization of cash resources for payment of accounts payable and a reduction in payments associated with webOS contract cancellations.

        Our key working capital metrics are as follows:

	Three months ended January 31
	2013	2012
Days of sales outstanding in accounts receivable	45	48
Days of supply in inventory	26	28
Days of purchases outstanding in accounts payable.	(48)	(48)

Cash conversion cycle	23	28

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $14.2 billion as of January 31, 2013.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance was $6.4 billion as of January 31, 2013.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $11.7 billion as of January 31, 2013.

        Our working capital requirements depend upon our effective management of the cash conversion cycle, which represents effectively the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

        The cash conversion cycle for the first quarter of fiscal 2013 decreased by five days compared to the corresponding period in fiscal 2012. The decrease in DSO was due primarily to an increase in cash discounts, favorable revenue linearity and improved collections. The decrease in DOS was due to lower inventory balances in most segments as of January 31, 2013. DPO remained flat due primarily to unfavorable purchasing linearity, the effects of which were offset by favorable payment term changes.

Investing Activities

        Compared to the corresponding period in fiscal 2012, net cash used in investing activities decreased by approximately $0.1 billion for the three months ended January 31, 2013 due primarily to lower investment in property, plant and equipment, the absence in the current period of investments made in connection with business acquisitions and divestitures, the effects of which were partially offset by higher purchases of available-for-sale securities.

Financing Activities

        Compared to the corresponding period in fiscal 2012, net cash used in financing activities increased by approximately $0.3 billion for the three months ended January 31, 2013. The increase was due primarily to lower net proceeds from the issuance of U.S. Dollar Global Notes, the effect of which was partially offset by lower net repayments of commercial paper and a decrease in cash paid for the repurchase of common stock.

        For more information on our share repurchase programs, see Note 13 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

CAPITAL RESOURCES

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital and targeted capital structure. Outstanding borrowings decreased to $28.2 billion as of January 31, 2013, as compared to $28.4 billion at October 31, 2012, bearing weighted-average interest rates of 2.90% and 2.95%, respectively. During the first three months of fiscal 2013, we issued $0.5 billion and repaid $0.6 billion of commercial paper.

        During the next four fiscal quarters, $5.5 billion of Global Notes will mature. We expect to have sufficient cash, cash from operations and access to capital markets to repay those maturing Global Notes. For more information on our borrowings, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

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

Available Borrowing Resources

        At January 31, 2013, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At January 31, 2013
In millions
2012 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	$16,147
Uncommitted lines of credit(1)	$1,374

(1)
For more information on our available borrowings resources, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Moody's Investors Service downgraded our long-term debt from A3 to Baa1 in November 2012. Accordingly, our ratings as of January 31, 2013 were:

	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-2	Prime-2	F2
Long-term debt ratings	BBB+	Baa1	A-

        Our credit ratings remain under negative outlook by Moody's Investors Service. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, these downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper and may require the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade in our credit ratings by any of the three rating agencies may further impact us in a similar manner, and, depending on the extent of the downgrade, could have a negative impact on our liquidity and capital position. We will rely on alternative sources of funding, including drawdowns under our credit facilities or the issuance of debt or other securities under our existing shelf registration statement, if necessary to offset reductions in the market capacity for our commercial paper.

CONTRACTUAL AND OTHER OBLIGATIONS

Income Tax Obligations

        At January 31, 2013 we had approximately $2.3 billion of recorded liabilities and related interest and penalties pertaining to uncertainty in income tax positions, which will be partially offset by $352 million of deferred tax assets and interest receivable. These liabilities and related interest and penalties include $111 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. See Note 12 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference, for additional information on taxes.

Restructuring Funding Commitments

        As a result of our approved restructuring plans, we expect future cash expenditures of approximately $2.3 billion. We expect to make cash payments of approximately $1.3 billion during the remainder of fiscal 2013 with remaining cash payments through fiscal 2016. We expect to have sufficient cash, cash from operations and access to capital markets to meet our near-term funding commitments.

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

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2013, we are not involved in any material unconsolidated SPEs.

        HP has third-party financing arrangements consisting of revolving short-term financing intended to facilitate the working capital requirements of certain partners. The total aggregate capacity of the facilities was $1.7 billion as of January 31, 2013, including a $0.9 billion partial recourse facility entered into in May 2011 and an aggregate capacity of $0.8 billion in non-recourse facilities. For more information on our revolving trade receivables-based facilities, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

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

        There are many challenges facing our business. Many of those challenges relate to structural and execution issues, including the following: we need to align our costs with our revenue trajectory; we need to address our underinvestment in R&D and in our internal IT systems in recent years, which has made us less competitive, effective and efficient; we need to implement the data gathering and reporting tools and systems needed to track and report on all key business performance metrics so as to most effectively manage a company of our size, scale and diversity; and we need to rebuild our business relationships with our channel partners. We are also facing dynamic market trends, such as the growth of mobility, the increasing demand for hyperscale computing infrastructure, the shift to software-as-a-service and the transition towards cloud computing, and we need to develop products and services that position us to win in a very competitive marketplace. Furthermore, we face a series of significant macroeconomic challenges, including broad-based weakness in consumer spending, weak demand in the SMB and enterprise sectors in Europe, and declining growth in some emerging markets.

        We are working to address these challenges. During fiscal 2012, we implemented some leadership and organizational changes, including consolidating our personal computer and printing businesses under the same senior executive leadership, combining our global accounts sales organization with the Enterprise Group, and centralizing all of our marketing and communications activities. We also began implementing cost reduction initiatives, including the company-wide restructuring plan discussed below. In addition, we began making significant changes to our sales force to improve our go-to-market selling activities and reduce cost, and we renewed our focus on developing new products, services and solutions. We also began working to optimize our supply chain, reduce the number of stock keeping units (SKUs) and platforms, refine our real estate strategy, improve our business processes and implement consistent pricing and promotions. Our focus during fiscal 2013 will be focused on working through the anticipated disruptions expected to accompany the changes made in fiscal 2012 and continuing to implement our cost reduction and operational initiatives. We may experience delays in the anticipated timing of activities related to these efforts and higher than expected or unanticipated costs in implementing them. In addition, we are vulnerable to increased risks associated with implementing these changes given our large portfolio of businesses, the broad range of geographic regions in which we and our customers and partners operate, and the number of acquisitions that we have completed in recent years. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

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

        Our revenue and gross margin depend significantly on worldwide economic conditions and the demand for technology hardware, software and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and in increased difficulty in managing inventory levels. For example, in recent periods we have experienced macroeconomic challenges across many geographic regions, particularly in the United States and Western Europe, broad-based weakness in consumer demand, the impact of the continuing uncertainties associated with the debt crisis in certain countries in the European Union and austerity measures being implemented or contemplated by various countries in the EMEA region. The U.S. federal government spending cuts that went into effect on March 1, 2013 might reduce demand for our products, services and solutions from organizations that receive funding from the U.S. government and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products, services and solutions. In addition, sustained uncertainty about current global economic conditions may adversely affect demand for our products, services and solutions. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenue, gross margin and expenses.

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

        General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to HP's performance also may affect the price of HP stock. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, as discussed in Note 15 to the Consolidated Condensed Financial Statements, we are involved in several securities class action litigation matters. Additional volatility in the price of our securities could result in the filing of additional securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.

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

        HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. For example, in our third fiscal quarter of 2012, we recorded an $8.0 billion impairment charge relating to the goodwill associated with our enterprise services reporting unit within our former Services segment and a $1.2 billion impairment charge as a result of an asset impairment analysis of the "Compaq" trade name acquired in 2002. In addition, in our fourth fiscal quarter of 2012, we recorded an $8.8 billion impairment charge relating to the goodwill and intangible assets associated with Autonomy. If there are future changes in our stock price or significant changes in the business climate or operating results of our reporting units, we may incur additional goodwill impairment charges.

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

        While we do not currently plan to divest any of our major businesses, we do regularly evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience greater dis-synergies than expected, and the impact of the divestiture on our revenue growth may be larger than projected. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could affect our future financial results.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HP, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2012.

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

Item 1A.    Risk Factors.

        A description of factors that could materially affect our business, financial condition or operating results is included under "Factors that Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. This description includes any material changes to the risk factor disclosure in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 and is incorporated herein by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1
(November 2012)	16,441	$13.19	16,441	$8,959,180
Month #2
(December 2012)	2,791	$12.80	2,791	$8,923,470
Month #3
(January 2013)	—	—	—	$8,923,470

Total	19,232	$13.13	19,232

        HP repurchased shares in the first quarter of fiscal 2013 under an ongoing program to return cash to stockholders when sufficient liquidity exists, the shares are trading at a discount relative to estimated intrinsic value, and there is no alternative investment opportunity expected to generate a higher risk-adjusted return on investment. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the first quarter of fiscal 2013 were purchased in open market transactions. As of January 31, 2013, HP had remaining authorization of $8.9 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on July 21, 2011.

Item 5.    Other Information.

        The disclosure below is included in this report in lieu of filing a Current Report on Form 8-K.

        Based on input from stockholders and their advisors gathered during 2013 regarding the design of HP's short-term incentive compensation program, on March 10, 2013, the HR and Compensation Committee (the "Committee") of the HP Board of Directors approved the addition of a total shareholder return ("TSR") metric to the performance metrics applicable to fiscal 2013 awards to HP Section 16 officers (the "Section 16 Officers") under the Hewlett-Packard Company 2005 Pay for Results Plan (the "PfR Plan"). As described in HP's definitive proxy statement on Schedule 14A filed with the SEC on January 31, 2013, under the PfR Plan, annual payouts can be zero if performance thresholds are not met and can be up to 250% of target if performance is exceptional. Also, as described in HP's definitive proxy statement, the Committee previously approved a new, additional incentive opportunity for fiscal 2013 based on year-over-year improvement in return on invested capital ("ROIC") pursuant to which each Section 16 Officer may receive an additional payout of up to 100% of his or her target annual bonus such that the maximum payout that he or she could earn for fiscal 2013 performance is 350% of target. Taking into account the addition of the TSR metric, the maximum payout that a Section 16 Officer may receive under the PfR Plan with respect to fiscal 2013 performance will now be 250% of his or her annual target bonus unless HP's fiscal 2013 TSR exceeds the median TSR of all companies in the S&P 500 Index, in which case the 250% cap would be removed and the maximum payout would return to 350% of target.

        The Committee has also committed to undertake a review of its compensation programs with a view towards including relative performance metrics in 2014 and future compensation plans.

Item 6.    Exhibits.

        The Exhibit Index beginning on page 95 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: March 11, 2013

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

‡
Filed herewith.

†
Furnished herewith.

        The registrant agrees to furnish to the Commission supplementally upon request a copy of (1) any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis and (2) any omitted schedules to any material plan of acquisition, disposition or reorganization set forth above.