Form 10-Q
period 2013-04-30
HEWLETT PACKARD CO
filed 2013-06-06
CIK 47217

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2013
Or
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

        The number of shares of HP common stock outstanding as of May 31, 2013 was 1,928,551,688 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2013	2012	2013	2012
	In millions, except per share amounts
Net revenue:
Products	$17,458	$19,962	$35,728	$39,473
Services	10,010	10,614	19,981	21,023
Financing income	114	117	232	233

Total net revenue	27,582	30,693	55,941	60,729

Costs and expenses:
Cost of products	13,241	15,181	27,272	30,230
Cost of services	7,733	8,280	15,651	16,466
Financing interest	81	80	161	158
Research and development	815	850	1,609	1,636
Selling, general and administrative	3,342	3,540	6,642	6,907
Amortization of purchased intangible assets	350	470	700	936
Restructuring charges	408	53	538	93
Acquisition-related charges	11	17	15	39

Total operating expenses	25,981	28,471	52,588	56,465

Earnings from operations	1,601	2,222	3,353	4,264

Interest and other, net	(193)	(243)	(372)	(464)

Earnings before taxes	1,408	1,979	2,981	3,800
Provision for taxes	(331)	(386)	(672)	(739)

Net earnings	$1,077	$1,593	$2,309	$3,061

Net earnings per share:
Basic	$0.56	$0.80	$1.19	$1.55

Diluted	$0.55	$0.80	$1.18	$1.53

Cash dividends declared per share	$—	$—	$0.26	$0.24
Weighted-average shares used to compute net earnings per share:
Basic	1,935	1,979	1,944	1,980

Diluted	1,947	1,987	1,952	1,995

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2013	2012	2013	2012
	In millions
Net earnings	$1,077	$1,593	$2,309	$3,061

Other comprehensive income before tax:
Change in unrealized gains (losses) on available-for-sale securities	19	43	22	(19)

Change in unrealized gains / losses on cash flow hedges:
Unrealized gains (losses) arising during the period	154	(191)	(160)	216
(Gains) losses reclassified into earnings	(24)	11	40	(87)

	130	(180)	(120)	129

Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	1	—	1	(59)
Amortization of actuarial loss and prior service (benefit)	81	41	164	84
Curtailments, settlements and other	—	(8)	13	165

	82	33	178	190

Change in cumulative translation adjustment	(32)	523	(58)	276

Other comprehensive income before taxes	199	419	22	576
(Provision) benefit for taxes	(49)	22	15	(144)

Other comprehensive income, net of tax	150	441	37	432

Comprehensive income	$1,227	$2,034	$2,346	$3,493

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	April 30, 2013	October 31, 2012
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,240	$11,301
Accounts receivable, net	14,606	16,407
Financing receivables, net	3,212	3,252
Inventory	5,999	6,317
Other current assets	12,514	13,360

Total current assets	49,571	50,637

Property, plant and equipment, net	11,476	11,954
Long-term financing receivables and other assets	10,205	10,593
Goodwill	31,133	31,069
Purchased intangible assets	3,869	4,515

Total assets	$106,254	$108,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$6,928	$6,647
Accounts payable	12,313	13,350
Employee compensation and benefits	3,836	4,058
Taxes on earnings	1,015	846
Deferred revenue	6,757	7,494
Accrued restructuring	1,063	771
Other accrued liabilities	12,746	13,500

Total current liabilities	44,658	46,666

Long-term debt	19,863	21,789
Other liabilities	17,801	17,480
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,925 and 1,963 shares issued and outstanding, respectively)	19	20
Additional paid-in capital	5,717	6,454
Retained earnings	23,319	21,521
Accumulated other comprehensive loss	(5,522)	(5,559)

Total HP stockholders' equity	23,533	22,436
Non-controlling interests	399	397

Total stockholders' equity	23,932	22,833

Total liabilities and stockholders' equity	$106,254	$108,768

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30
	2013	2012
	In millions
Cash flows from operating activities:
Net earnings	$2,309	$3,061
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,333	2,588
Stock-based compensation expense	291	344
Provision for doubtful accounts—accounts and financing receivables	39	57
Provision for inventory	178	90
Restructuring charges	538	93
Deferred taxes on earnings	472	(155)
Excess tax benefit from stock-based compensation	—	(12)
Other, net	226	240
Changes in operating assets and liabilities:
Accounts and financing receivables	2,148	1,479
Inventory	140	89
Accounts payable	(1,050)	(1,851)
Taxes on earnings	(426)	(54)
Restructuring	(402)	(274)
Other assets and liabilities	(678)	(2,029)

Net cash provided by operating activities	6,118	3,666

Cash flows from investing activities:
Investment in property, plant and equipment	(1,400)	(1,963)
Proceeds from sale of property, plant and equipment	274	224
Purchases of available-for-sale securities and other investments	(497)	(565)
Maturities and sales of available-for-sale securities and other investments	592	346
Payments in connection with business acquisitions, net of cash acquired	(167)	(141)
Proceeds from business divestiture, net	—	81

Net cash used in investing activities	(1,198)	(2,018)

Cash flows from financing activities:
Repayment of commercial paper and notes payable, net	(133)	(2,792)
Issuance of long-term debt	199	5,052
Repayment of long-term debt	(1,668)	(2,661)
Issuance of common stock under employee stock plans	212	634
Repurchase of common stock	(1,050)	(1,130)
Excess tax benefit from stock-based compensation	—	12
Cash dividends paid	(541)	(495)

Net cash used in financing activities	(2,981)	(1,380)

Increase in cash and cash equivalents	1,939	268
Cash and cash equivalents at beginning of period	11,301	8,043

Cash and cash equivalents at end of period	$13,240	$8,311

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of April 30, 2013, its results of operations for the three and six months ended April 30, 2013 and 2012 and its cash flows for the six months ended April 30, 2013 and 2012.

        The results of operations for the three and six months ended April 30, 2013 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Hewlett Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

        HP consolidates the financial results of its subsidiaries for all periods presented. Non-controlling interests in these subsidiaries are presented as a separate component from HP's equity in the Consolidated Condensed Balance Sheets. Net earnings attributable to the non-controlling interests are included in the Consolidated Condensed Statements of Earnings within Interest and other, net and are not presented separately as they were not material for any of the periods presented.

  Segment Reorganization and Reclassifications

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

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include HP's principal equity plans as well as various equity plans assumed through acquisitions. HP's principal equity plans permit the issuance of restricted stock awards, stock options and performance-based restricted units ("PRUs").

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Stock-based compensation expense and the resulting tax benefits were as follows:

	Three months ended April 30		Six months ended April 30
	2013	2012	2013	2012
Stock-based compensation expense	$107	$169	$291	$344
Income tax benefit	(32)	(54)	(89)	(111)

Stock-based compensation expense, net of tax	$75	$115	$202	$233

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that include grants of restricted stock and restricted stock units.

        Non-vested restricted stock awards outstanding as of April 30, 2013 and changes during the six months ended April 30, 2013 were as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at October 31, 2012	25,532	$31
Granted	18,550	$14
Vested	(9,730)	$33
Forfeited	(1,723)	$27

Outstanding at April 30, 2013	32,629	$21

        At April 30, 2013, there was $448 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.4 years.

  Stock Options

        HP utilizes the Black-Scholes option pricing model to value the service-based stock options granted under its principal equity plans. HP estimates the fair value of the performance-contingent stock options using a combination of a Monte Carlo simulation model and a lattice model, as these awards contain market conditions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        The weighted-average fair value and the assumptions used to measure fair value were as follows:

	Three months ended April 30		Six months ended April 30
	2013	2012	2013	2012
Weighted-average fair value of grants per share(1)	$4.89	$5.82	$4.03	$9.46
Implied volatility	35%	32%	42%	43%
Risk-free interest rate	0.78%	0.91%	0.98%	1.20%
Expected dividend yield	2.90%	2.14%	3.75%	1.73%
Expected term in months	62	61	70	67

(1)
The fair value calculation was based on stock options granted during the period.

        Option awards outstanding as of April 30, 2013 and changes during the six months ended April 30, 2013 were as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at October 31, 2012	87,296	$29
Granted	23,470	$14
Exercised	(8,015)	$20
Forfeited/cancelled/expired	(15,696)	$24

Outstanding at April 30, 2013	87,055	$27	4.3	$203

Vested and expected to vest at April 30, 2013	82,313	$27	4.1	$182

Exercisable at April 30, 2013	50,002	$33	2.1	$40

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on April 30, 2013. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the second quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three and six months ended April 30, 2013 was $15 million and $17 million, respectively.

        At April 30, 2013, there was $148 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average vesting period of 2.4 years.

  Performance-based Restricted Units

        HP's PRU program provides for the issuance of PRUs representing hypothetical shares of HP common stock. Each PRU award reflects a target number of shares ("Target Shares") that may be issued to the award recipient before adjusting for performance and market conditions. The actual

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus company performance goals and may range from 0% to 200% of the Target Shares granted. The performance goals for PRUs granted in fiscal year 2012 are based on HP's adjusted annual cash flow from operations as a percentage of revenue and on HP's adjusted annual revenue growth. The performance goals for PRUs granted prior to fiscal year 2012 are based on HP's adjusted annual cash flow from operations as a percentage of revenue and on a market condition based on total shareholder return ("TSR") relative to the S&P 500 over the three-year performance period.

        For PRU awards granted in fiscal year 2012, HP estimates the fair value of the Target Shares using HP's closing stock price on the measurement date. The weighted-average fair value for these PRUs was as follows:

	Six months ended April 30
	2013		2012
Weighted-average fair value of grants per unit	$13.14	(1)	$27.00	(2)

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

        For PRU awards granted prior to fiscal year 2012, HP estimates the fair value of the Target Shares subject to those awards using a Monte Carlo simulation model, as the TSR modifier represents a market condition. The weighted-average fair values of these PRU awards and the following weighted-average assumptions, in addition to projections of market conditions, used to measure the weighted-average fair values were as follows:

	Six months ended April 30
	2013	2012
Weighted-average fair value of grants per unit	$0.00 (1)	$3.35 (2)
Expected volatility(3)	33%	41%
Risk-free interest rate	0.18%	0.14%
Expected dividend yield	3.94%	1.78%
Expected term in months	12	15

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

(3)
HP uses historic volatility for PRU awards when simulating multivariate prices for companies in the S&P 500.

        Non-vested PRUs outstanding as of April 30, 2013 and changes during the six months ended April 30, 2013 were as follows:

	Shares
	In thousands
Outstanding Target Shares at October 31, 2012	5,688
Forfeited	(236)

Outstanding Target Shares at April 30, 2013	5,452

Outstanding Target Shares assigned a fair value at April 30, 2013	5,100	(1)

(1)
Excludes Target Shares for the third year for PRUs granted in fiscal 2012 as the measurement date has not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual performance goals are approved.

        At April 30, 2013, there was $9 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average vesting period of 0.7 years.

Note 3: Net Earnings Per Share

        HP calculates basic earnings per share ("EPS") using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding stock options, PRUs, and restricted stock.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended April 30		Six months ended April 30
	2013	2012	2013	2012
	In millions, except per share amounts
Numerator:
Net earnings(1)	$1,077	$1,593	$2,309	$3,061

Denominator:
Weighted-average shares used to compute basic EPS	1,935	1,979	1,944	1,980
Dilutive effect of employee stock plans	12	8	8	15

Weighted-average shares used to compute diluted EPS	1,947	1,987	1,952	1,995

Net earnings per share:
Basic	$0.56	$0.80	$1.19	$1.55
Diluted	$0.55	$0.80	$1.18	$1.53

(1)
Net earnings available to participating securities were not significant for the three and six months ended April 30, 2013 and 2012. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. As such, for both the three and six months ended April 30, 2013, HP excluded from the calculation of diluted EPS options to purchase 53 million shares compared to 50 million shares for both the three and six months ended April 30, 2012. Further, during the same time periods, HP also excluded from the calculation of diluted EPS options to purchase an additional 2 million shares and 6 million shares, respectively, for the three and six months ended April 30, 2013, compared to an additional 10 million shares for both the three and six months ended April 30, 2012, as their combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock.

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts Receivable, Net

	April 30, 2013	October 31, 2012
	In millions
Accounts receivable	$15,013	$16,871
Allowance for doubtful accounts	(407)	(464)

	$14,606	$16,407

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

        HP has third-party financing arrangements consisting of revolving short-term financing intended to facilitate the working capital requirements of certain customers. These financing arrangements, which in certain circumstances may provide for partial recourse, result in a transfer of HP's receivables and risk to the third party. As these transfers qualify as true sales, the receivables are derecognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of April 30, 2013 and October 31, 2012 were not material. The maximum program capacity and available program capacity under these arrangements were as follows:

	As of April 30, 2013	As of October 31, 2012
	In millions
Non-recourse arrangements
Aggregate maximum program capacity	$743	$636
Aggregate available capacity	$376	$434
Partial-recourse arrangement
Maximum program capacity	$899	$876
Available capacity	$507	$413

        For the three and six months ended April 30, 2013, trade receivables sold under these facilities were $1.2 billion and $2.7 billion, respectively. For the comparable periods of fiscal 2012, trade receivables sold under these facilities were $1.0 billion and $2.1 billion, respectively. The amount of trade receivables sold approximates the amount of cash received. The resulting costs associated with the sales of trade accounts receivable for three and six months ended April 30, 2013 and April 30, 2012 were not material.

  Inventory

	April 30, 2013	October 31, 2012
	In millions
Finished goods	$3,778	$4,094
Purchased parts and fabricated assemblies	2,221	2,223

	$5,999	$6,317

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

  Property, Plant and Equipment, Net

	April 30, 2013	October 31, 2012
	In millions
Land	$634	$636
Buildings and leasehold improvements	8,768	8,744
Machinery and equipment	16,516	16,503

	25,918	25,883

Accumulated depreciation	(14,442)	(13,929)

	$11,476	$11,954

        For the six months ended April 30, 2013, the increase in gross property, plant and equipment was due primarily to investments of $1.4 billion, the effect of which was partially offset by sales and retirements totaling $1.1 billion. Accumulated depreciation associated with the assets sold and retired was $0.9 billion.

Note 5: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's reportable segments as of April 30, 2013 and changes in the carrying amount of goodwill for the six months ended April 30, 2013 are as follows:

	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
	In millions
Net balance at October 31, 2012(1)	$2,498	$2,487	$17,041	$—	$8,899	$144	$—	$31,069
Goodwill acquired during the period	—	—	—	107	—	—	—	107
Goodwill adjustments/reclassifications	—	—	17	—	(60)	—	—	(43)

Net balance at April 30, 2013(1)	$2,498	$2,487	$17,058	$107	$8,839	$144	$—	$31,133

(1)
Goodwill at October 31, 2012 and April 30, 2013 is net of accumulated impairment losses of $14,518 million. Of that amount, $7,961 million relates to ES, $5,744 million relates to Software, and the remaining $813 million relates to Corporate Investments.

        In the first quarter of fiscal 2013, HP implemented certain organizational realignments. As a result of these realignments, HP has re-evaluated its segment financial reporting structure and, effective in the first quarter of fiscal 2013, created two new financial reporting segments, the Enterprise Group segment ("EG") and the Enterprise Services segment ("ES"), and eliminated two other financial reporting segments, the Enterprise Servers, Storage and Networking ("ESSN") segment and the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Purchased Intangible Assets (Continued)

Services segment. The EG segment consists of the business units within the former ESSN segment and most of the services offerings of the Technology Services ("TS") business unit, which was previously a part of the former Services segment. The ES segment consists of the Applications and Business Services ("ABS") and Infrastructure Technology Outsourcing ("ITO") business units primarily from the former Services segment. As a result of the reporting segment changes described above, the net goodwill balance at October 31, 2012 includes the reclassification of $9.3 billion of goodwill related to the realignment of the TS business unit from the former Services segment to the EG segment. See Note 16 for a full description of the segment realignments.

        In the second quarter of fiscal 2013, MphasiS Limited, a majority-owned subsidiary of HP, acquired Digital Risk LLC for $174 million. HP recorded $107 million of goodwill related to this acquisition.

        HP reviews goodwill for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in HP's stock price, indicate the carrying amount of goodwill may not be recoverable. Based on its last annual goodwill impairment test, the excess of fair value over carrying value for each of HP's reporting units as of August 1, 2012, the annual testing date, ranged from approximately 9% to approximately 330% of carrying value. Based on that same test, the Autonomy and legacy HP software reporting units, both of which were included in the Software segment, had the lowest excess of fair value over carrying value at 10% and 9%, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Purchased Intangible Assets (Continued)

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	April 30, 2013				October 31, 2012
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,800	$(2,859)	$(856)	$2,085	$5,807	$(2,625)	$(856)	$2,326
Developed and core technology and patents	6,497	(2,795)	(2,138)	1,564	6,580	(2,501)	(2,138)	1,941
"Compaq" trade name	1,422	(37)	(1,227)	158	1,422	(18)	(1,227)	177
Other product trademarks	312	(144)	(109)	59	310	(137)	(109)	64
In-process research and development ("IPR&D")	3	—	—	3	7	—	—	7

Total purchased intangible assets	$14,034	$(5,835)	$(4,330)	$3,869	$14,126	$(5,281)	$(4,330)	$4,515

        For the first six months of fiscal 2013, the majority of the decrease in gross intangibles was related to $118 million of fully amortized intangible assets which have been eliminated from both the gross and accumulated amortization amounts.

        Estimated future amortization expense related to finite-lived purchased intangible assets at April 30, 2013 is as follows:

Fiscal year:	In millions
2013 (remaining 6 months)	$667
2014	1,035
2015	845
2016	688
2017	262
2018	150
Thereafter	219

Total	$3,866

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges

        HP records restructuring charges associated with management-approved restructuring plans to reorganize one or more of HP's business segments, to remove duplicative headcount and infrastructure associated with one or more business acquisitions or to simplify business processes and accelerate innovation. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. Restructuring charges are recorded based upon planned employee termination dates and site closure and consolidation plans. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. HP records the short-term portion of the restructuring liability in Accrued restructuring and the long-term portion in Other liabilities in the Consolidated Condensed Balance Sheets.

  Fiscal 2012 Restructuring Plan

        On May 23, 2012, HP adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. HP estimates that it will eliminate approximately 29,000 positions in connection with the 2012 Plan through fiscal year 2014, with a portion of those employees exiting the company as part of voluntary enhanced early retirement ("EER") programs in the United States and in certain other countries. The majority of the U.S. EER program will be funded through HP's U.S. pension plan. In connection with the 2012 Plan, HP expects to record aggregate charges of approximately $3.6 billion through the end of HP's 2014 fiscal year as accounting recognition criteria are met. Of that amount, HP expects approximately $3.0 billion to relate to the workforce reductions and the EER programs and approximately $0.6 billion to relate to infrastructure, including data center and real estate consolidation and other items. Due to uncertainties associated with attrition and the acceptance rates of future international EER programs, the total expected headcount reductions could vary as much as 15% from HP's original estimates. HP could also experience similar variations in the total expense of the 2012 Plan.

        HP recorded a charge of approximately $723 million for the six months ended April 30, 2013 relating to the 2012 Plan, of which $58 million related to data center and real estate consolidations. As of April 30, 2013, HP had eliminated approximately 18,800 positions as part of the 2012 Plan. The cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2015.

  Fiscal 2010 Acquisitions

        In connection with the acquisitions of Palm, Inc. ("Palm") and 3Com Corporation ("3Com") in fiscal 2010, HP's management approved and initiated plans to restructure the operations of the acquired companies, including severance for employees, contract cancellation costs, costs to vacate duplicative facilities and other items. The total combined cost of the plans was $91 million. As of October 31, 2011, HP had recorded all of the costs of the plans based upon the anticipated timing of planned terminations and facility closure costs. In the second quarter of fiscal 2013, $10 million was credited to restructuring expense to close the Palm and 3Com plans as no further restructuring costs or payments are anticipated.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

  Fiscal 2010 Enterprise Services Business Restructuring Plan

        On June 1, 2010, HP's management announced a plan to restructure its ES business, which included the ITO and ABS business units. The multi-year restructuring program included plans to consolidate commercial data centers, tools and applications. The total expected cost of the plan is approximately $821 million, which includes severance costs to eliminate approximately 8,200 positions and infrastructure charges. As of October 31, 2012 all 8,200 positions under the plan had been eliminated. As the restructuring plan was implemented, certain components and their related cost estimates were revised. For the six months ended April 30, 2013, HP reversed $171 million of the restructuring accrual to reflect an updated estimate of expected cash payments for severance. The majority of the infrastructure charges were paid out during fiscal 2012 with the remaining charges expected to be paid out through the first half of fiscal 2015. This plan is now closed with no further restructuring charges anticipated. HP expects the majority of the remaining severance for the plan to be paid out through fiscal year 2013.

  Fiscal 2008 HP/EDS Restructuring Plan

        In connection with the acquisition of Electronic Data Systems Corporation ("EDS") on August 26, 2008, HP's management approved and initiated a restructuring plan to combine and align HP's services businesses, eliminate duplicative overhead functions and consolidate and vacate duplicative facilities. The restructuring plan is expected to be implemented at a total expected cost of $3.3 billion. Approximately $1.5 billion of the expected costs were associated with pre-acquisition EDS and were reflected in the purchase price of EDS. The remaining costs were primarily associated with HP and were recorded as a restructuring charge.

        The restructuring plan included severance costs related to eliminating approximately 25,000 positions. As of October 31, 2011, all actions had occurred and the associated severance costs had been paid out. The infrastructure charges in the restructuring plan included facility closure and consolidation costs and the costs associated with early termination of certain related contractual obligations. HP has recorded the majority of these costs based upon the anticipated execution of site closure and consolidation plans. The associated cash payments are expected to be paid out through fiscal 2016.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the six months ended April 30, 2013 were as follows:

		Three months ended April 30, 2013 charges	Six months ended April 30, 2013 charges				As of April 30, 2013
	Balance, October 31, 2012			Cash payments	Other adjustments and non-cash settlements	Balance, April 30, 2013	Total costs and adjustments to date	Total expected costs and adjustments
Fiscal 2012 Plan
Severance and EER	$597	$409	$665	$(300)	$3	$965	$2,650	$3,027
Infrastructure and other	11	24	58	(42)	—	27	163	582

Total 2012 Plan	608	433	723	(342)	3	992	2,813	3,609
Fiscal 2010 acquisitions	10	(10)	(10)	—	—	—	91	91
Fiscal 2010 ES Plan:
Severance	227	(14)	(171)	(31)	2	27	452	452
Infrastructure	1	—	—	—	—	1	369	369

Total ES Plan	228	(14)	(171)	(31)	2	28	821	821
Fiscal 2008 HP/EDS Plan:
Severance	—	—	—	—	—	—	2,195	2,195
Infrastructure	181	(1)	(4)	(29)	(1)	147	1,071	1,080

Total HP/EDS Plan	181	(1)	(4)	(29)	(1)	147	3,266	3,275

Total restructuring plans	$1,027	$408	$538	$(402)	$4	$1,167	$6,991	$7,796

        At April 30, 2013 and October 31, 2012, HP included the short-term portion of $1,063 million and $771 million, respectively, in Accrued restructuring and the long-term portion of the restructuring liability of $104 million and $256 million, respectively, in Other liabilities, in the accompanying Consolidated Condensed Balance Sheets.

Note 7: Fair Value

        HP determines fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

  Fair Value Hierarchy

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

        Level 3—Prices or valuations that require management inputs that are both significant to the fair value measurement and unobservable.

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2013				As of October 31, 2012
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$2,886	$—	$2,886	$—	$3,641	$—	$3,641
Money market funds	7,169	—	—	7,169	4,630	—	—	4,630
Mutual funds	—	371	—	371	—	469	—	469
Marketable equity securities	72	4	—	76	60	3	—	63
Foreign bonds	8	384	—	392	8	377	—	385
Other debt securities	—	2	38	40	1	—	44	45
Derivatives:
Interest rate contracts	—	257	—	257	—	344	—	344
Foreign exchange contracts	—	297	13	310	—	291	—	291
Other derivatives	—	8	—	8	—	1	—	1

Total Assets	$7,249	$4,209	$51	$11,509	$4,699	$5,126	$44	$9,869

Liabilities
Derivatives:
Interest rate contracts	$—	$10	$—	$10	$—	$29	$—	$29
Foreign exchange contracts	—	556	—	556	—	485	1	486
Other derivatives	—	—	—	—	—	3	—	3

Total Liabilities	$—	$566	$—	$566	$—	$517	$1	$518

  Valuation Techniques

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

(Unaudited)

Note 7: Fair Value (Continued)

assets to determine fair value. If quoted prices in active markets for identical assets are not available to determine fair value, HP uses quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for identical or similar assets are not available, HP uses internally developed valuation models for which inputs include bid prices, and third-party valuations utilizing underlying assets assumptions.

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

  Other Fair Value Disclosures

        Short- and Long-Term Debt:    The estimated fair value of HP's debt is primarily calculated using an expected present value technique based upon observable market inputs. The portion of HP's fixed-rate debt obligations that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt's carrying value, which includes a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt was approximately $27.1 billion at April 30, 2013, compared to its carrying value of $26.8 billion at that date. The estimated fair value of HP's short- and long-term debt approximated its carrying value of $28.4 billion at October 31, 2012. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified as Level 2 in the fair value hierarchy.

        Other Financial Instruments:    For the balance of HP's financial instruments, primarily accounts receivable, accounts payable and financial liabilities in other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments at fair value as of April 30, 2013 and October 31, 2012 were as follows:

	April 30, 2013				October 31, 2012
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Cash Equivalents
Time deposits	$2,873	$—	$—	$2,873	$3,633	$—	$—	$3,633
Money market funds	7,169	—	—	7,169	4,630	—	—	4,630
Mutual funds	39	—	—	39	69	—	—	69

Total cash equivalents	10,081	—	—	10,081	8,332	—	—	8,332

Available-for-Sale Investments
Debt securities:
Time deposits	13	—	—	13	8	—	—	8
Foreign bonds	300	92	—	392	303	82	—	385
Other debt securities	58	—	(18)	40	62	—	(17)	45

Total debt securities	371	92	(18)	445	373	82	(17)	438

Equity securities:
Mutual funds	332	—	—	332	400	—	—	400
Equity securities in public companies	50	24	(2)	72	50	9	—	59

Total equity securities	382	24	(2)	404	450	9	—	459

Total available-for-sale investments	753	116	(20)	849	823	91	(17)	897

Total cash equivalents and available-for-sale investments	$10,834	$116	$(20)	$10,930	$9,155	$91	$(17)	$9,229

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered to be cash equivalents. Time deposits were primarily issued by institutions outside the United States as of April 30, 2013 and October 31, 2012. Investments in debt and marketable equity securities are generally considered available-for-sale. The estimated fair values of the available-for-sale investments may not be representative of actual values that will be realized in the future.

        The gross unrealized loss as of April 30, 2013 and October 31, 2012 was due primarily to decline in the fair value of a debt security of $18 million and $17 million, respectively, that has been in a continuous loss position for more than twelve months. HP does not intend to sell this debt security, and it is not likely that HP will be required to sell this debt security prior to the recovery of the amortized cost. HP has evaluated the near-term prospects of its debt and equity investments in a gross unrealized loss positions in relation to the severity and duration of the impairment and considers the decline in market value of these investments to be temporary in nature.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        Contractual maturities of short-term and long-term investments in available-for-sale debt securities were as follows:

	April 30, 2013
	Cost	Estimated Fair Value
	In millions
Due in one to five years	$14	$14
Due in more than five years	357	431

	$371	$445

        Equity securities in privately held companies include cost basis and equity method investments. These amounted to $52 million and $51 million for the periods ended April 30, 2013 and October 31, 2012 and are included in long-term financing receivables and other assets.

  Derivative Financial Instruments

        HP is a global company that is exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, option contracts, interest rate swaps, and total return swaps, to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. HP does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. HP designates its derivatives as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivatives, on a gross basis, in the Consolidated Condensed Balance Sheets at fair value. HP classifies cash flows from the derivative programs as operating activities in the Consolidated Condensed Statements of Cash Flows.

        As a result of the use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. To mitigate counterparty credit risk, HP has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and HP maintains dollar risk limits that correspond to each institution's credit rating and other factors. HP's established policies and procedures for mitigating credit risk include reviewing and establishing limits for credit exposure and periodically re-assessing the creditworthiness of counterparties. Master agreements with counterparties include master netting arrangements as further mitigation of credit exposure to counterparties. These arrangements permit HP to net amounts due from HP to a counterparty with amounts due to HP from the same counterparty.

        To further mitigate credit exposure to counterparties, HP has collateral security arrangements with substantially all of its counterparties. These arrangements require HP to post collateral or to hold collateral from counterparties when the derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. Such funds are

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

generally transferred within two business days of the due date. As of April 30, 2013, HP held $266 million of collateral and posted $137 million through re-use of counterparty cash collateral under these collateralized arrangements. As of October 31, 2012, HP held $198 million of collateral and posted $72 million under these collateralized arrangements, of which $49 million was through re-use of counterparty cash collateral and $23 million in cash.

  Fair Value Hedges

        HP enters into derivatives to reduce the exposure of its debt portfolio to interest rate risk. HP issues long-term debt in U.S. dollars based on market conditions at the time of financing. HP uses interest rate swaps to mitigate the market risk exposures in connection with the debt to achieve a primarily U.S. dollar LIBOR-based floating interest expense. The swap transactions generally involve principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, HP may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if it believes a larger proportion of fixed-rate debt would be beneficial.

        When investing in fixed-rate instruments, HP may enter into interest rate swaps that convert the fixed interest payments into variable interest payments and would classify these swaps as fair value hedges.

        For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in Interest and other, net in the Consolidated Condensed Statements of Earnings in the period of change.

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expenses, and intercompany loans denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within twelve months. However, certain leasing revenue-related forward contracts and intercompany loan forward contracts extend for the duration of the lease term, which can be up to five years.

        For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During the three and six months ended April 30, 2013 there was no significant impact to results of operations as a result of discontinued cash flow hedges. During the three and six months ended April 30, 2012, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

	As of April 30, 2013					As of October 31, 2012
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$8,900	$38	$210	$—	$—	$7,900	$43	$276	$—	$—
Cash flow hedges:
Foreign exchange contracts	17,230	123	49	332	70	19,409	160	24	277	79
Net investment hedges:
Foreign exchange contracts	1,901	12	22	29	25	1,683	14	15	36	24

Total derivatives designated as hedging instruments	28,031	173	281	361	95	28,992	217	315	313	103

Derivatives not designated as hedging instruments
Foreign exchange contracts	16,246	90	14	85	15	18,687	61	17	51	19
Interest rate contracts(2)	2,200	9	—	10	—	2,200	25	—	29	—
Other derivatives	350	7	1	—	—	383	1	—	3	—

Total derivatives not designated as hedging instruments	18,796	106	15	95	15	21,270	87	17	83	19

Total derivatives	$46,827	$279	$296	$456	$110	$50,262	$304	$332	$396	$122

(1)
Represents the face amounts of contracts that were outstanding as of April 30, 2013 and October 31, 2012, respectively.

(2)
Represents offsetting swaps acquired through previous business combinations that were not designated as hedging instruments.

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The before-tax effect of derivative instruments and related hedged items in fair value hedging relationships for the three and six months ended April 30, 2013 and 2012 were as follows:

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2013	Six months ended April 30, 2013	Hedged Item	Location	Three months ended April 30, 2013	Six months ended April 30, 2013
		In millions				In millions
Interest rate contracts	Interest and other, net	$28	$(71)	Fixed-rate debt	Interest and other, net	$(28)	$70

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2012	Six months ended April 30, 2012	Hedged Item	Location	Three months ended April 30, 2012	Six months ended April 30, 2012
		In millions				In millions
Interest rate contracts	Interest and other, net	$(80)	$(76)	Fixed-rate debt	Interest and other, net	$80	$80

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2013 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2013	Six months ended April 30, 2013	Location	Three months ended April 30, 2013	Six months ended April 30, 2013
	In millions			In millions
Cash flow hedges:
Foreign exchange contracts	$206	$7	Net revenue	$46	$(11)
Foreign exchange contracts	(44)	(169)	Cost of products	(27)	(30)
Foreign exchange contracts	3	11	Other operating expenses	4	5
Foreign exchange contracts	(11)	(9)	Interest and other, net	1	(4)

Total cash flow hedges	$154	$(160)		$24	$(40)

Net investment hedges:
Foreign exchange contracts	$(2)	$(17)	Interest and other, net	$ —	$ —

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2012 was as follows:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2012	Six months ended April 30, 2012	Location	Three months ended April 30, 2012	Six months ended April 30, 2012
	In millions			In millions
Cash flow hedges:
Foreign exchange contracts	$(120)	$298	Net revenue	$3	$86
Foreign exchange contracts	(53)	(61)	Cost of products	2	18
Foreign exchange contracts	(1)	(4)	Other operating expenses	(1)	(2)
Foreign exchange contracts	(17)	(17)	Interest and other, net	(15)	(15)

Total cash flow hedges	$(191)	$216		$(11)	$87

Net investment hedges:
Foreign exchange contracts	$13	$38	Interest and other, net	$—	$—

        As of April 30, 2013 and 2012, the portion of hedging instruments gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three and six months ended April 30, 2013 and 2012.

        As of April 30, 2013, HP expects to reclassify an estimated net accumulated other comprehensive loss of approximately $158 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three and six months ended April 30, 2013 and 2012 was as follows:

	Gain (Loss) Recognized in Earnings on Derivative
	Location	Three months ended April 30, 2013	Six months ended April 30, 2013
		In millions
Foreign exchange contracts	Interest and other, net	$(15)	$(55)
Other derivatives	Interest and other, net	3	10
Interest rate contracts	Interest and other, net	1	3

Total		$(11)	$(42)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

	Gain (Loss) Recognized in Earnings on Derivative
	Location	Three months ended April 30, 2012	Six months ended April 30, 2012
		In millions
Foreign exchange contracts	Interest and other, net	$74	$156
Other derivatives	Interest and other, net	(6)	(16)
Interest rate contracts	Interest and other, net	1	11

Total		$69	$151

Note 9: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases resulting from the placement of HP and third-party products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables, which are included in Financing receivables, net and Long-term financing receivables and other assets in the accompanying Consolidated Condensed Balance Sheets, were as follows:

	April 30, 2013	October 31, 2012
	In millions
Minimum lease payments receivable	$7,725	$8,133
Unguaranteed residual value	255	248
Unearned income	(651)	(688)

Financing receivables, gross	7,329	7,693
Allowance for doubtful accounts	(149)	(149)

Financing receivables, net	7,180	7,544
Less current portion	(3,212)	(3,252)

Amounts due after one year, net	$3,968	$4,292

        Equipment leased to customers under operating leases was $3.7 billion and $3.9 billion at April 30, 2013 and October 31, 2012, respectively, and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $1.4 billion and $1.5 billion at April 30, 2013 and at October 31, 2012, respectively.

        Due to the homogenous nature of its leasing transactions, HP manages its financing receivables on an aggregate basis when assessing and monitoring credit risk. Credit risk is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. The credit quality of an obligor is evaluated at lease inception and monitored over the term of a transaction. Risk ratings are assigned to each lease based on the creditworthiness of the obligor and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

essential use of the equipment, the term of the lease, and the inclusion of guarantees, letters of credit, security deposits or other credit enhancements.

        The credit risk profile of gross financing receivables, based on internally assigned ratings, was as follows:

	April 30, 2013	October 31, 2012
	In millions
Risk Rating
Low	$4,128	$4,461
Moderate	3,100	3,151
High	101	81

Total	$7,329	$7,693

        Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB- or higher, while accounts rated moderate risk would generally be the equivalent of BB+ or lower. Based upon impairment analyses performed periodically, HP identifies and monitors accounts rated high risk and may establish a specific reserve against a portion of these receivables.

        The allowance for doubtful accounts balance is comprised of a general reserve, which is determined based on a percentage of the financing receivables balance, and a specific reserve, which is established for certain leases with identified exposures, such as customer default, bankruptcy or other events, that make it unlikely that HP will recover its investment in the lease. The general reserve percentages are maintained on a regional basis and are based on several factors, which include consideration of historical credit losses and portfolio delinquencies, trends in the overall weighted-average risk rating of the portfolio, current economic conditions and information derived from competitive benchmarking.

        The allowance for doubtful accounts and the related financing receivables were as follows:

Six months ended April 30, 2013
In millions
Allowance for doubtful accounts
Balance, beginning of period	$149
Change in estimates	14
Deductions, net of recoveries	(14)

Balance, end of period	$149

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

	April 30, 2013	October 31, 2012
	In millions
Allowance for financing receivables collectively evaluated for loss	$100	$104
Allowance for financing receivables individually evaluated for loss	49	45

Total	$149	$149

Gross financing receivables collectively evaluated for loss	$6,956	$7,355
Gross financing receivables individually evaluated for loss	373	338

Total	$7,329	$7,693

Gross financing receivables on non-accrual status	$208	$225
Gross financing receivables 90 days past due and still accruing interest	165	113

Total	$373	$338

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

Note 10: Guarantees

  Guarantees and Indemnifications

        In the ordinary course of business, HP may provide certain clients with subsidiary performance guarantees and/or financial performance guarantees, which may be backed by standby letters of credit or surety bonds. In general, HP would be liable for the amounts of these guarantees in the event HP or HP's subsidiaries' nonperformance permits termination of the related contract by the client, the likelihood of which HP believes is remote. HP believes it is in compliance with the performance obligations under all material service contracts for which there is a performance guarantee.

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

        The changes in HP's aggregate product warranty liabilities for the six months ended April 30, 2013 were as follows:

In millions
Product warranty liability at October 31, 2012	$2,170
Accruals for warranties issued	1,013
Adjustments related to pre-existing warranties (including changes in estimates)	(3)
Settlements made (in cash or in kind)	(1,110)

Product warranty liability at April 30, 2013	$2,070

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	April 30, 2013		October 31, 2012
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$6,162	2.3%	$5,744	1.6%
Commercial paper	310	0.3%	365	0.9%
Notes payable to banks, lines of credit and other	456	2.1%	538	2.8%

	$6,928		$6,647

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of $340 million and $369 million at April 30, 2013 and October 31, 2012, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	April 30, 2013	October 31, 2012
	In millions
U.S. Dollar Global Notes
2006 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	$499	$499
$1,500 issued at discount to par at a price of 99.921% in March 2008 at 4.5%, paid March 2013	—	1,500
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, due March 2014	1,999	1,998
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500
2009 Shelf Registration Statement:
$1,100 issued at discount to par at a price of 99.921% in September 2010 at 1.25%, due September 2013	1,100	1,100
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, due September 2015	1,099	1,100
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015	650	650
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	1,348	1,348
$1,750 issued at par in May 2011 at three month USD LIBOR plus 0.28%, paid May 2013	1,750	1,750
$500 issued at par in May 2011 at three month USD LIBOR plus 0.4%, due May 2014	500	500
$500 issued at discount to par at a price of 99.971% in May 2011 at 1.55%, due May 2014	500	500
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	1,000
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, due March 2015	750	750
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016	1,298	1,298
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	998	998

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

	April 30, 2013	October 31, 2012
	In millions
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,198	1,198
$350 issued at par in September 2011 at three-month USD LIBOR plus 1.55%, due September 2014	350	350
$650 issued at discount to par at a price of 99.946% in December 2011 at 2.625%, due December 2014	650	650
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016	849	849
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,497	1,496
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, due September 2017	1,500	1,500
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499

	23,532	25,031

EDS Senior Notes
$1,100 issued June 2003 at 6.0%, due August 2013	1,103	1,109
$300 issued October 1999 at 7.45%, due October 2029	314	314

	1,417	1,423

Other, including capital lease obligations, at 0.00%-8.39%, due in calendar years 2014-2024	713	680
Fair value adjustment related to hedged debt	363	399
Less: current portion	(6,162)	(5,744)

Total long-term debt	$19,863	$21,789

        As disclosed in Note 8, HP uses interest rate swaps to mitigate the interest rate risk exposures in connection with certain fixed-rate global notes to achieve primarily U.S. dollar LIBOR-based floating interest expense. The interest rates in the table above have not been adjusted to reflect the impact of any interest rate swaps.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

        HP's Board of Directors has authorized the issuance of up to $16.0 billion in aggregate principal amount of commercial paper by HP. HP's subsidiaries are authorized to issue up to an additional $1.0 billion in aggregate principal amount of commercial paper. HP maintains two commercial paper programs, and a wholly-owned subsidiary maintains a third program. HP's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $16.0 billion. HP's euro commercial paper program, which was established in September 2012, provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $16.0 billion authorized by HP's Board of Directors. The HP subsidiary's Euro Commercial Paper/Certificate of Deposit Programme provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $500 million.

        HP maintains senior unsecured committed credit facilities primarily to support the issuance of commercial paper. HP has a $3.0 billion five-year credit facility that expires in March 2017 and a $4.5 billion four-year credit facility that expires in February 2015. Both facilities support the U.S. commercial paper program and the euro commercial paper program. In addition, to better support the euro commercial paper program, the five-year credit facility was amended in September 2012 to permit borrowings in euros and British pounds, with the amounts available in euros and pounds being limited to the U.S. dollar equivalent of $2.2 billion and $300 million, respectively. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. HP's ability to have a U.S. commercial paper outstanding balance that exceeds the $7.5 billion supported by these credit facilities is subject to a number of factors, including liquidity conditions and business performance.

        Within Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of April 30, 2013, the carrying value of the assets approximated the carrying value of the borrowings of $219 million.

        As of April 30, 2013, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2012 Shelf Registration Statement. As of that date, HP also had up to $17.7 billion of available borrowing resources, including $16.2 billion in available capacity under its commercial paper programs and $1.5 billion relating to uncommitted lines of credit. The extent to which HP is able to utilize the 2012 Shelf Registration Statement and the commercial paper programs as sources of liquidity at any given time is subject to a number of factors, including market demand for HP securities and commercial paper, HP's financial performance, HP's credit ratings and market conditions generally.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

        Interest expense on borrowings was as follows:

	Three months ended April 30		Six months ended April 30
	2013	2012	2013	2012
	In millions
Financing interest	$81	$80	$161	$158
Interest expense	103	116	225	238

Total Interest	$184	$196	$386	$396

Note 12: Income Taxes

  Provision for taxes

        HP's effective tax rate was 23.5% and 19.5% for the three months ended April 30, 2013 and 2012, respectively, and 22.5% and 19.5% for the six months ended April 30, 2013 and 2012, respectively. HP's effective tax rate increased in the three and six months ended April 30, 2013, in part due to the lower tax rates of the discrete items described below. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all of such earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

        In the three and six months ended April 30, 2013, HP recorded discrete items resulting in a net tax benefit of $108 million and $103 million, respectively. These amounts included tax benefits of $47 million and $63 million on restructuring and acquisition-related charges for the three and six months ended April 30, 2013, respectively. Other discrete items for the three and six months ended April 30, 2013 included tax benefits of $81 million and $131 million, respectively, for various adjustments to estimated tax provisions of foreign jurisdictions and miscellaneous tax charges of $20 million and tax benefits of $9 million, respectively. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law. In the first quarter of fiscal 2013, HP recorded a tax benefit of $50 million arising from the retroactive research and development credit provided by that legislation. HP also recorded a tax charge of $150 million related to a past uncertain tax position in the first quarter of fiscal 2013, increasing the effective tax rate.

        In the three and six months ended April 30, 2012, HP recorded discrete items with a net tax benefit of $25 million and $74 million, respectively, decreasing the effective tax rate. These amounts included net tax benefits of $22 million and $50 million, respectively, from restructuring and acquisition charges.

        As of April 30, 2013, the amount of gross unrecognized tax benefits was $2.8 billion, of which up to $1.5 billion would affect HP's effective tax rate if realized. HP recognizes interest income from favorable settlements and income tax receivables and interest expense and penalties accrued on unrecognized tax benefits within income tax expense. As of April 30, 2013, HP had accrued a net payable of $207 million for interest and penalties.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Income Taxes (Continued)

        HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any Internal Revenue Service audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be decreased by an amount up to $205 million within the next 12 months.

        In the Consolidated Condensed Financial Statements, current and long-term deferred tax assets and deferred tax liabilities are presented as follows:

	April 30, 2013	October 31, 2012
	In millions
Current deferred tax assets	$4,107	$3,783
Current deferred tax liabilities	(300)	(230)
Long-term deferred tax assets	1,567	1,581
Long-term deferred tax liabilities	(3,790)	(2,948)

Net deferred tax position	$1,584	$2,186

Note 13: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the three and six months ended April 30, 2013, HP executed share repurchases of 36 million shares and 56 million shares, respectively. Such repurchased shares were settled for $797 million and $1.1 billion, respectively. HP paid approximately $350 million in connection with repurchases of 13 million shares during the three months ended April 30, 2012 and paid $1.1 billion in connection with repurchases of approximately 43 million shares in the first six months of fiscal 2012. As of April 30, 2013, HP had remaining authorization of $8.1 billion for future share repurchases.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

Taxes related to Items of Other Comprehensive Loss/Income

	Three months ended April 30		Six months ended April 30
	2013	2012	2013	2012
	In millions		In millions
Tax (expense) benefit on change in unrealized gains/losses on available-for-sale securities	$(5)	$—	$(38)	$5

Tax (expense) benefit on change in unrealized gains/losses on cash flow hedges:
Tax (expense) benefit on unrealized gains/losses arising during the period	(42)	60	60	(92)
Tax expense (benefit) on gains/losses reclassified into earnings	10	—	(7)	37

	(32)	60	53	(55)

Tax (expense) benefit on change in unrealized components of defined benefit plans:
Tax benefit (expense) on net losses arising during the period	—	—	—	24
Tax (benefit) expense on amortization of actuarial loss and prior service benefit	(16)	(6)	(21)	(16)
Tax benefit (expense) on curtailments, settlements and other	—	20	(1)	(64)

	(16)	14	(22)	(56)

Tax benefit (expense) on change in cumulative translation adjustment	4	(52)	22	(38)

Tax (expense) benefit on other comprehensive income	$(49)	$22	$15	$(144)

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	April 30, 2013	October 31, 2012
	In millions
Net unrealized gain on available-for-sale securities	$71	$87
Net unrealized loss on cash flow hedges	(166)	(99)
Unrealized components of defined benefit plans	(4,934)	(5,090)
Cumulative translation adjustment	(493)	(457)

Accumulated other comprehensive loss	$(5,522)	$(5,559)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2013	2012	2013	2012	2013	2012
	In millions
Service cost	$—	$—	$84	$74	$2	$2
Interest cost	140	141	168	174	8	8
Expected return on plan assets	(211)	(198)	(250)	(206)	(8)	(9)
Amortization and deferrals:
Actuarial loss (gain)	19	11	85	59	—	(1)
Prior service benefit	—	—	(6)	(6)	(17)	(22)

Net periodic benefit (credit) cost	(52)	(46)	81	95	(15)	(22)
Curtailment gain	—	—	—	—	(4)	—
Settlement loss	3	—	—	8	—	—
Special termination benefits	—	—	2	1	—	—

Net benefit (credit) cost	$(49)	$(46)	$83	$104	$(19)	$(22)

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2013	2012	2013	2012	2013	2012
	In millions
Service cost	$—	$—	$170	$148	$3	$4
Interest cost	280	283	341	349	15	17
Expected return on plan assets	(423)	(396)	(507)	(413)	(17)	(18)
Amortization and deferrals:
Actuarial loss (gain)	39	22	172	119	—	(2)
Prior service benefit	—	—	(13)	(12)	(34)	(43)

Net periodic benefit (credit) cost	(104)	(91)	163	191	(33)	(42)
Curtailment gain	—	—	—	—	(7)	—
Settlement loss (gain)	8	—	—	(20)	—	—
Special termination benefits	—	—	5	2	—	—

Net benefit (credit) cost	$(96)	$(91)	$168	$173	$(40)	$(42)

  Employer Contributions and Funding Policy

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2012 that it expected to contribute in fiscal 2013 approximately $674 million to its non-US pension plans and approximately $33 million to cover benefit payments to U.S. non-qualified plan participants. HP expected to pay approximately $124 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans (Continued)

        During the six months ended April 30, 2013, HP made $363 million of contributions to its non-US pension plans, paid $35 million to cover benefit payments to U.S. non-qualified plan participants, and paid $47 million to cover benefit claims under HP's post-retirement benefit plans. During the remainder of fiscal 2013, HP anticipates making additional contributions of approximately $293 million to its non-U.S. pension plans and approximately $16 million to its U.S. non-qualified plan participants and expects to pay approximately $77 million to cover benefit claims under HP's post-retirement benefit plans.

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

Note 15: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has adequate provisions for any such matters, and, as of April 30, 2013, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the amounts already recognized in HP's financial statements. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

        On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. The CJEU conducted an oral hearing in October 2012 and is expected to issue a decision in June 2013, after which the matter will be remitted back to the German Federal Supreme Court.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in the Munich Civil Court in Munich, Germany seeking levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against FSC. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that FSC must pay €12 plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. FSC filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, not subject to the levies on photocopiers established by that law. VG Wort subsequently filed a claim with the German Federal Constitutional Court challenging that ruling. In January 2011, the Constitutional Court published a decision holding that the German Federal Supreme Court decision was inconsistent with the German Constitution and revoking the German Federal Supreme Court decision. The Constitutional Court remitted the matter to the German Federal Supreme Court for further action. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. The CJEU conducted an oral hearing in October 2012 and is expected to issue a decision in June 2013, after which the matter will be remitted back to the German Federal Supreme Court.

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

        On August 25, 2010, HP and the plaintiffs in In re HP Inkjet Printer Litigation, Blennis v. HP and Rich v. HP entered into an agreement to settle those lawsuits on behalf of the proposed classes. Under the terms of the settlement, the lawsuits were consolidated, and eligible class members each have the right to obtain e-credits not to exceed $5 million in the aggregate for use in purchasing printers or printer supplies through HP's website. As part of the settlement, HP also agreed to provide class members with additional information regarding HP inkjet printer functionality and to change the content of certain software and user guide messaging provided to users regarding the life of inkjet printer cartridges. In addition, the settlement provides for class counsel and the class representatives to be paid attorneys' fees and expenses and stipends. On March 29, 2011, the court granted final approval of the settlement. On April 27, 2011, certain class members who objected to the settlement filed an appeal in the United States Court of Appeals for the Ninth Circuit of the court's order granting final approval of the settlement. On May 15, 2013, the United States Court of Appeals for the Ninth Circuit reversed the District Court's grant of final approval of the settlement on the grounds that the District Court did not properly calculate attorneys' fees.

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

        HPI filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The customs department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HPI to deposit an additional $24 million against the products order, which HP deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order.

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

        In addition to information about the Russia GPO deal, the U.S. enforcement authorities have requested information from HP relating to certain transactions in Russia, the Commonwealth of Independent States, Poland and Mexico dating back to 2000.

        HP is cooperating with these investigating agencies.

        ECT Proceedings.    In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified HP that it had initiated administrative proceedings against an HP subsidiary in Brazil ("HP Brazil") to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies coordinated their bids for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP it had decided to apply the penalties against HP Brazil, suspending HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP filed petitions with ECT requesting that the decision be revoked and seeking injunctive relief to have the application of the penalties suspended until a final, non-appealable decision is made on the merits of the case. In April 2013, ECT rejected HP's position that the penalties be revoked. HP is currently awaiting a decision from ECT on the injunctive relief petition. Because ECT did not rule on the substance of HP's petitions in a timely manner, HP filed a lawsuit seeking similar relief from the court. The court of first instance has not decided the merits of HP's lawsuit, but has denied HP's request for injunctive relief suspending application of the penalties pending a final, non-appealable decision on the merits of the case. HP appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until HP can be heard on the full merits of the case. HP expects the court of first instance to issue a decision on the merits of the case during 2013 and any appeal on the merits to last several years.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

  •
  A.J. Copeland v. Raymond J. Lane, et al. is a lawsuit filed on March 7, 2011 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's alleged violations of the FCPA, HP's severance payments made to Mr. Hurd, and HP's acquisition of 3PAR Inc. The lawsuit also alleges violations of Section 14(a) of the Exchange Act in connection with HP's 2010 and 2011 proxy statements. On February 8, 2012, the defendants filed a motion to dismiss the lawsuit. On October 10, 2012, the Court granted the defendants' motion to dismiss with leave to file an amended complaint. On November 1, 2012, plaintiff filed an amended complaint adding an unjust enrichment claim and claims that the defendants violated Section 14(a) of the Exchange Act and breached their fiduciary duties in connection with HP's 2012 proxy statement. On December 13, 14 and 17, 2012, the defendants moved to dismiss the amended complaint. On May 6, 2013, the court granted the motions to dismiss with prejudice and entered judgment in the defendants' favor.

  •
  Richard Gammel v. Hewlett-Packard Company, et al. is a putative securities class action filed on September 13, 2011 in the United States District Court for the Central District of California alleging, among other things, that from November 22, 2010 to August 18, 2011, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model, the future of the webOS operating system, and HP's commitment to developing and integrating webOS products, including the TouchPad tablet PC. On April 11, 2012, the defendants filed a motion to dismiss the lawsuit. On September 4, 2012, the court granted the defendants' motion to dismiss and gave plaintiff 30 days to file an amended complaint. On October 19, 2012, plaintiff filed an amended complaint that asserts the same causes of action but drops one of the defendants and shortens the period that the alleged violations of the Exchange Act occurred to February 9, 2011 to August 18, 2011. On December 3, 2012, the defendants moved to dismiss the amended complaint. On May 8, 2013, the court granted the defendants' motion to dismiss in part and denied it in part. As a result of the court's ruling, the alleged class period in the action runs from June 1, 2011 to August 18, 2011.

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

        Litigation.    As described below, HP is involved in various stockholder litigation relating to, among other things, its November 20, 2012 announcement that it recorded a non-cash charge for the impairment of goodwill and intangible assets within its Software segment of approximately $8.8 billion in the fourth quarter of its 2012 fiscal year and HP's statements that, based on HP's findings from an ongoing investigation, the majority of this impairment charge related to accounting improprieties, misrepresentations to the market and disclosure failures at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy and the impact of those improprieties, failures and misrepresentations on the expected future financial performance of the Autonomy business over the long term. This stockholder litigation was commenced against, among others, certain current and former HP executive officers, certain current and former members of the HP Board of Directors, and certain advisors to HP. The plaintiffs in these litigation matters are seeking to recover certain compensation paid by HP to the defendants and/or other damages. These matters include the following:

  •
  In re HP Securities Litigation consists of two consolidated putative class actions filed on November 26 and 30, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 19, 2011 to November 20, 2012, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's Enterprise Services business. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging that, during that same period, all of the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5(b) by concealing

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    material information and making false statements related to HP's acquisition of Autonomy and that certain defendants violated SEC Rule 10b-5(a) and (c) by engaging in a "scheme" to defraud investors.

  •
  In re Hewlett-Packard Shareholder Derivative Litigation consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's Enterprise Services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP's acquisition of Autonomy and Autonomy's IDOL technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in "abuse of control" over HP and corporate waste and were unjustly enriched. On May 10, 2013, HP moved to stay the litigation until HP's Board of Directors decides whether to pursue any of the claims asserted in the litigation or the court resolves HP's anticipated motion to dismiss the consolidated complaint in In re HP Securities Litigation. The court has not yet ruled on the motion.

  •
  In re HP ERISA Litigation consists of three consolidated putative class actions filed beginning on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 18, 2011 to November 22, 2012, the defendants breached their fiduciary obligations to HP's 401(k) Plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of the Employee Retirement Income Security Act of 1974, as amended, by concealing negative information regarding the financial performance of Autonomy and HP's Enterprise Services business and by failing to restrict participants from investing in HP stock.

  •
  Vincent Ho v. Margaret C. Whitman, et al. is a lawsuit filed on January 22, 2013 in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. On April 22, 2013, the court stayed the lawsuit pending resolution of the In re Hewlett-Packard Shareholder Derivative Litigation in federal court.

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

Note 16: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small and medium-sized businesses ("SMBs"), and large enterprises, including customers in the government, health and education sectors. HP's offerings span personal computing and other access devices; imaging and printing-related products and services; multi-vendor customer services, including infrastructure technology and business process outsourcing, application development and support services, and consulting and integration services; enterprise information technology ("IT") infrastructure, including enterprise storage and server technology, networking products and solutions, and technology support and maintenance; and IT management software, information management solutions and security intelligence/risk management solutions.

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

        HP has implemented certain organizational realignments. As a result of these realignments, HP re-evaluated its segment financial reporting structure and, effective in the first quarter of fiscal 2013, created two new financial reporting segments, the EG segment and the ES segment, and eliminated two other financial reporting segments, the ESSN segment and the Services segment. The EG segment consists of the business units within the former ESSN segment and most of the services offerings of the TS business unit, which was previously a part of the former Services segment. The ES segment consists of the ABS and ITO business units from the former Services segment, along with the end-user workplace support services business that was previously a part of the TS business unit.

        Also as a result of these realignments, the financial results of the Personal Systems commercial products support business, which were previously reported as part of the TS business unit, are now reported as part of the Other business unit within the Personal Systems segment, and the financial results of the portion of the business intelligence services business that had continued to be reported as part of the Corporate Investments segment following the implementation of prior realignment actions are now reported as part of the ABS business unit. In addition, the end-user workplace support business, which, as noted above, was previously a part of the TS business unit and is now a part of the ES segment, is reported as part of the ITO business unit within that segment.

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

        Personal Systems provides commercial PCs, consumer PCs, workstations, thin clients, tablets, retail POS systems, calculators and other related accessories, software, support and services for the commercial and consumer markets. HP groups commercial notebooks, commercial desktops and workstations into commercial PC's and consumer notebooks and consumer desktops into consumer PC's when describing its performance in these markets. Described below are HP's global business capabilities within Personal Systems.

  •
  Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity, reliability and manageability in networked environments. Commercial PCs include the HP ProBook and HP EliteBook lines of notebooks; the HP Compaq Pro, HP Compaq Elite, HP Pro and HP Elite lines of business desktops and all-in-ones, retail POS systems, HP Thin Clients and HP ElitePad Tablet PCs.

  •
  Consumer PCs include the HP Spectre, HP ENVY, HP Pavilion and Compaq Presario series of multi-media consumer notebooks, desktops, including the TouchSmart line of touch-enabled notebooks and all-in-one desktops.

  •
  Workstations are designed and optimized to reliably operate in high performance and demanding application environments, such as computer animation, graphic design, video and audio production, software development, financial trading, engineering design and analysis, architectural engineering, image analysis and energy exploration. HP offers Z desktop workstations, Z all-in-ones and EliteBook mobile workstations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        Printing provides consumer and commercial printer hardware, supplies, media, software and services, as well as scanning devices. Printing is also focused on imaging solutions in the commercial markets. HP groups laserjet, large format and Indigo printers into commercial hardware and inkjet printers into consumer hardware when describing our performance in these markets. Described below are HP's global business capabilities within Printing.

  •
  Inkjet and Printing Solutions delivers HP's consumer and SMB inkjet solutions (hardware, supplies, media, and web-connected hardware and services). It includes single-function and all-in-one inkjet printers targeted toward consumers and SMBs, as well as ePrintCenter.

  •
  LaserJet and Enterprise Solutions delivers products, services and solutions to the medium-sized business and enterprise segments, including LaserJet printers and supplies, multi-function devices, scanners, web-connected hardware and services, and enterprise software solutions, such as Exstream Software and Web Jetadmin. HP Managed Solutions include managed service products, support and solutions delivered to enterprise customers partnering with third-party software providers to offer workflow solutions in the enterprise environment.

  •
  Graphics Solutions include large format printing (Designjet and Scitex) and supplies, Indigo digital presses and supplies, inkjet high-speed production solutions and supplies, specialty printing systems and graphics services. Graphic Solutions targets print service providers, architects, engineers, designers, photofinishers and industrial solution providers.

  •
  Software and Web Services delivers a robust platform and a suite of offerings, including photo-storage and printing offerings, such as Snapfish, document storage, entertainment services, web-connected printing, and PC back-up and related services.

        The Enterprise Group provides servers, storage, networking, technology services and, when combined with HP's Cloud Service Automation software suite, the HP CloudSystem. The CloudSystem enables infrastructure, platform and software-as-a-service in private, public or hybrid environments. Described below are HP's business units and capabilities within EG.

  •
  Industry Standard Servers offers ProLiant servers, running primarily Windows, Linux and virtualization platforms from software providers, such as Microsoft Corporation and VMware, Inc., and open sourced software from other major vendors while leveraging Intel Corporation and Advanced Micro Devices, Inc. x86 processors. The business spans a range of server product lines, including pedestal-tower, traditional rack, density-optimized rack, blades and solutions for large, distributed computing companies (Hyperscale class) who buy and deploy compute nodes at a massive scale. HP recently launched its new HP Moonshot servers that deliver reductions in cost, space, energy and complexity.

  •
  Business Critical Systems offers HP Integrity servers based on the Intel Itanium-based processor, HP Integrity NonStop solutions and scale-up x86 ProLiant Servers.

  •
  Storage offers traditional storage and converged storage solutions. Traditional storage includes tape, storage networking and legacy external disk products such as EVA and XP. Converged storage solutions include 3PAR, StoreOnce, StoreVirtual and StoreAll products.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  •
  Networking offers switches and routers that span the data center, campus and branch environments and deliver network management and unified communications. HP's wireless networking offerings include wireless LAN access points and controllers/switches.

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

        Enterprise Services provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains. ES is divided into Infrastructure Technology Outsourcing and Application and Business Services.

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

        Software provides IT management, information management and security solutions for businesses and enterprises of all sizes. HP's IT management solutions help customers around the world deliver applications and services that perform to defined standards and automate and assure the underlying infrastructure, be it traditional, cloud or hybrid. HP's information management solutions include its Autonomy platform, which is designed to help customers get faster answers from all of their structured and unstructured information. HP's security solutions provide customers with security at all levels of the enterprise—from the infrastructure through applications and information. HP's Software offerings include licenses, support, professional services, and software-as-a-service in order to provide an end-to-end solution to customers.

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

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive business segment results are substantially the same as those the consolidated company uses. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. HP does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include restructuring charges and any associated adjustments related to restructuring actions, amortization of purchased intangible assets, stock-based compensation expense related to HP-granted employee stock options, PRUs, restricted stock awards and the employee stock purchase plan, certain acquisition-related charges and charges for purchased IPR&D, as well as certain corporate governance costs.

        Segment revenue includes revenues from sales to external customers and intersegment revenues that reflect transactions between the segments that are carried out at an arm's-length transfer price. Intersegment revenues primarily consist of sales of hardware and software that are sourced internally and, in the majority of the cases, are classified as operating leases within HPFS. HP's Consolidated Net Revenue is derived and reported after elimination of intersegment revenues for such arrangements in accordance with U.S. GAAP.

        To provide improved visibility and comparability, HP has reflected the 2013 changes to its reporting structure in prior financial reporting periods on an as-if basis, which has resulted in the transfer of revenue and operating profit among the Personal Systems, EG, ES and Corporate Investments segments. These changes had no impact on the previously reported financial results for the Printing, Software or HPFS segments. In addition, none of these changes impacted HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        Selected operating results information for each business segment was as follows for the three months ended April 30:

	Printing and Personal Systems
	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
2013
Net revenue	$7,325	$6,033	$6,591	$5,889	$868	$866	$10	$27,582
Intersegment net revenue and other	259	48	228	110	73	15	—	733

Total segment net revenue	$7,584	$6,081	$6,819	$5,999	$941	$881	$10	$28,315

Earnings (loss) from operations	$239	$958	$1,082	$156	$180	$97	$(56)	$2,656

2012
Net revenue	$9,231	$6,068	$7,171	$6,362	$892	$962	$7	$30,693
Intersegment net revenue and other	239	64	375	127	78	6	—	889

Total segment net revenue	$9,470	$6,132	$7,546	$6,489	$970	$968	$7	$31,582

Earnings (loss) from operations	$516	$808	$1,352	$237	$172	$96	$(48)	$3,133

        Selected operating results information for each business segment was as follows for the six months ended April 30:

	Printing and Personal Systems
	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
2013
Net revenue	$15,365	$11,917	$13,412	$11,681	$1,740	$1,812	$14	$55,941
Intersegment net revenue and other	423	90	391	237	127	26	—	1,294

Total segment net revenue	$15,788	$12,007	$13,803	$11,918	$1,867	$1,838	$14	$57,235

Earnings (loss) from operations	$462	$1,911	$2,166	$232	$337	$198	$(121)	$5,185

2012
Net revenue	$17,883	$12,294	$14,201	$12,634	$1,779	$1,902	$36	$60,729
Intersegment net revenue and other	479	96	627	226	137	16	1	1,582

Total segment net revenue	$18,362	$12,390	$14,828	$12,860	$1,916	$1,918	$37	$62,311

Earnings (loss) from operations	$975	$1,569	$2,681	$382	$334	$187	$(98)	$6,030

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended April 30		Six months ended April 30
	2013	2012	2013	2012
	In millions
Net revenue:
Segment total	$28,315	$31,582	$57,235	$62,311
Elimination of intersegment net revenue and other	(733)	(889)	(1,294)	(1,582)

Total HP consolidated net revenue	$27,582	$30,693	$55,941	$60,729

Earnings before taxes:
Total segment earnings from operations	$2,656	$3,133	$5,185	$6,030
Corporate and unallocated costs and eliminations	(179)	(203)	(288)	(356)
Unallocated costs related to stock-based compensation expense	(107)	(168)	(291)	(342)
Amortization of purchased intangible assets	(350)	(470)	(700)	(936)
Restructuring charges	(408)	(53)	(538)	(93)
Acquisition-related charges	(11)	(17)	(15)	(39)
Interest and other, net	(193)	(243)	(372)	(464)

Total HP consolidated earnings before taxes	$1,408	$1,979	$2,981	$3,800

        In connection with certain fiscal 2013 organizational realignments, HP reclassified total assets between its EG and ES financial reporting segments. Following the realignments, the total assets of EG and ES were $32.9 billion and $18.8 billion, respectively, as of October 31, 2012. There have been no material changes to the total assets of HP's individual segments since October 31, 2012.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  Net revenue by segment and business unit

	Three months ended April 30		Six months ended April 30
	2013	2012	2013	2012
	In millions
Net revenue:
Notebooks	$3,718	$4,900	$7,846	$9,842
Desktops	3,103	3,827	6,424	7,033
Workstations	521	537	1,056	1,072
Other	242	206	462	415

Personal Systems	7,584	9,470	15,788	18,362

Supplies	4,122	4,060	8,015	8,139
Commercial Hardware	1,398	1,479	2,752	2,968
Consumer Hardware	561	593	1,240	1,283

Printing	6,081	6,132	12,007	12,390

Printing and Personal Systems Group	13,665	15,602	27,795	30,752

Industry Standard Servers	2,806	3,186	5,800	6,258
Technology Services	2,272	2,335	4,515	4,599
Storage	857	990	1,690	1,945
Networking	618	614	1,226	1,200
Business Critical Systems	266	421	572	826

Enterprise Group	6,819	7,546	13,803	14,828

Infrastructure Technology Outsourcing	3,721	3,954	7,457	7,934
Application and Business Services	2,278	2,535	4,461	4,926

Enterprise Services	5,999	6,489	11,918	12,860

Software	941	970	1,867	1,916
HP Financial Services	881	968	1,838	1,918
Corporate Investments	10	7	14	37

Total segments	28,315	31,582	57,235	62,311

Eliminations of intersegment net revenue and other	(733)	(889)	(1,294)	(1,582)

Total HP consolidated net revenue	$27,582	$30,693	$55,941	$60,729

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

  •
  multi-vendor customer services, including infrastructure technology and business process outsourcing, application development and support services, and consulting and integration services;

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

        Our strategy and operations are currently focused on the following initiatives:

  Strategic Focus

        The core of our business is our hardware and infrastructure products, which include our personal computer, imaging and printing, server, storage, and networking products. Our software business provides enterprise IT management software, information management solutions and security intelligence/risk management solutions delivered in the form of traditional software licenses or as software-as-a-service that allow us to differentiate our hardware products and deploy them in a manner that helps our customers solve problems and meets our customers' needs to manage their infrastructure, operations, application life cycles, application quality and security, business processes, and structured and unstructured data. Our Converged Infrastructure portfolio of servers, storage and networking combined with our Cloud Service Automation software suite enables enterprise and service provider clients to deliver infrastructure, platform and software-as-a-service in a private, public or hybrid cloud environment. Layered on top of our hardware and software businesses is our services business, which provides opportunities to drive usage of HP products and solutions, enables us to implement and manage all the technologies upon which our customers rely, and gives us a platform to be more solution-oriented, particularly in our focus areas of cloud, security, big data and mobility, and to be a better strategic partner with our customers.

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

  Addressing the Challenges Facing Our Business

        Our business has experienced a multi-quarter decline in revenue and operating margins. This decline in financial performance reflects a series of challenges facing our business, which we are addressing through consistency of leadership, focus, execution, operational improvements, the implementation of cost reduction and efficiency initiatives, and, most importantly, superior products, services and solutions. Many of those challenges relate to structural and execution issues. For example, we are working to align our costs with our revenue trajectory; we are addressing our underinvestment in research and development ("R&D") and in our internal IT systems in recent years, which has made us less competitive, effective and efficient; we are implementing the data gathering and reporting tools and systems needed to track and report on all key business performance metrics so as to most effectively manage a company of our size, scale and diversity; and we are rebuilding our business relationships with our channel partners. We are also working to restore growth to all of our businesses and to do so profitably. In addition, we are facing dynamic market trends, such as the growth of mobility, the increasing demand for hyperscale computing infrastructure, the shift to software-as-a-service, the transition towards cloud computing and aggressive pricing conditions, and we are developing products and services that position us to win in a very competitive marketplace. Furthermore, we are facing a series of significant macroeconomic challenges, including broad-based weakness in consumer spending, weak demand in the SMB and enterprise sectors in Europe, and declining growth in some emerging markets.

  Investing in Our Business

        The cost-reduction and operational efficiency initiatives discussed above are also intended to facilitate increased investment in our business. We expect to invest savings from these efforts across our businesses, including investing to respond to market trends and customer expectations, strengthen our position in our core markets, accelerate growth in adjacent markets, and drive leadership in the four strategic areas of cloud computing, security, big data and mobility. Over time, we expect these investments to allow us to expand in higher margin and higher growth industry segments and further strengthen our portfolio of hardware, software and services to solve customer problems. However, the rate at which we are able to invest in our business and the returns that we are able to achieve from these investments will be affected by many factors, including the efforts to improve our execution and address the industry and macroeconomic challenges facing our business as discussed above.

        The following provides an overview of our key second quarter and first half of fiscal 2013 financial metrics:

		Printing and Personal Systems Group
	HP(1) Consolidated	Personal Systems	Printing	Total	Enterprise Group	Enterprise Services	Software	HPFS
	In millions, except per share amounts
Three Months Ended April 30
Net revenue	$27,582	$7,584	$6,081	$13,665	$6,819	$5,999	$941	$881
Year-over-year net revenue % (decrease) increase	(10.1)%	(19.9)%	(0.8)%	(12.4)%	(9.6)%	(7.6)%	(3.0)%	(9.0)%
Earnings from operations	$1,601	$239	$958	$1,197	$1,082	$156	$180	$97
Earnings from operations as a % of net revenue	5.8%	3.2%	15.8%	8.8%	15.9%	2.6%	19.1%	11.0%
Net earnings	$1,077
Net earnings per share
Basic	$0.56
Diluted	$0.55

		Printing and Personal Systems Group
	HP(1) Consolidated	Personal Systems	Printing	Total	Enterprise Group	Enterprise Services	Software	HPFS
	In millions, except per share amounts
Six Months Ended April 30
Net revenue	$55,941	$15,788	$12,007	$27,795	$13,803	$11,918	$1,867	$1,838
Year-over-year net revenue % (decrease) increase	(7.9)%	(14.0)%	(3.1)%	(9.6)%	(6.9)%	(7.3)%	(2.6)%	(4.2)%
Earnings from operations	$3,353	$462	$1,911	$2,373	$2,166	$232	$337	$198
Earnings from operations as a % of net revenue	6.0%	2.9%	15.9%	8.5%	15.7%	1.9%	18.1%	10.8%
Net earnings	$2,309
Net earnings per share
Basic	$1.19
Diluted	$1.18

(1)
For the three and six months ended April 30, 2013, HP consolidated net revenue includes a reduction of approximately $0.7 billion and $1.3 billion, respectively, primarily related to the elimination of intersegment net revenue and revenue from our Corporate Investments segment. HP consolidated earnings from operations includes amounts related to the amortization of purchased intangible assets, unallocated costs related to certain stock-based compensation expenses, restructuring charges, corporate and unallocated costs and eliminations, a loss from the Corporate Investments segment, and acquisition-related charges.

        Cash and cash equivalents at April 30, 2013 totaled $13.2 billion, an increase of $1.9 billion from the October 31, 2012 balance of $11.3 billion. The increase for the first six months of fiscal 2013 was due primarily to $6.1 billion of cash provided from operations, the effect of which was partially offset by $1.7 billion in debt repayments, $1.1 billion net investment in property, plant and equipment and $1.6 billion of cash used to repurchase common stock and to pay dividends.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Condensed Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and disclosure of contingent assets and liabilities. Management believes that there have been no significant changes during the six months ended April 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

RESULTS OF OPERATIONS

        Set forth below is an analysis of our financial results comparing the three and six months ended April 30, 2013 to the three and six months ended April 30, 2012. Unless otherwise noted, all comparative performance data included in the results of operations section reflect year-over-year comparisons.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2013		2012		2013		2012
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$27,582	100.0%	$30,693	100.0%	$55,941	100.0%	$60,729	100.0%
Cost of sales(1)	21,055	76.3%	23,541	76.7%	43,084	77.0%	46,854	77.2%

Gross profit	6,527	23.7%	7,152	23.3%	12,857	23.0%	13,875	22.8%
Research and development	815	3.0%	850	2.8%	1,609	2.9%	1,636	2.7%
Selling, general and administrative	3,342	12.1%	3,540	11.5%	6,642	11.9%	6,907	11.4%
Amortization of purchased intangible assets	350	1.3%	470	1.5%	700	1.2%	936	1.4%
Restructuring charges	408	1.5%	53	0.2%	538	1.0%	93	0.2%
Acquisition-related charges	11	0.0%	17	0.1%	15	0.0%	39	0.1%

Earnings from operations	1,601	5.8%	2,222	7.2%	3,353	6.0%	4,264	7.0%
Interest and other, net	(193)	(0.7)%	(243)	(0.8)%	(372)	(0.6)%	(464)	(0.7)%

Earnings before taxes	1,408	5.1%	1,979	6.4%	2,981	5.4%	3,800	6.3%
Provision for taxes	(331)	(1.2)%	(386)	(1.2)%	(672)	(1.3)%	(739)	(1.3)%

Net earnings	$1,077	3.9%	$1,593	5.2%	$2,309	4.1%	$3,061	5.0%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of the weighted net revenue change were as follows:

	Three months ended April 30, 2013	Six months ended April 30, 2012
	Percentage Points
Personal Systems	(6.1)	(4.2)
Enterprise Group	(2.4)	(1.7)
Enterprise Services	(1.6)	(1.6)
HP Financial Services	(0.3)	(0.1)
Printing	(0.2)	(0.6)
Software	(0.1)	(0.1)
Corporate Investments/Other	0.6	0.4

Total HP	(10.1)	(7.9)

        For the three and six months ended April 30, 2013, total HP net revenue decreased 10% and 8%, respectively (decreased 9% and 7%, respectively, on a constant currency basis). U.S. net revenue decreased 9% to $9.8 billion for the three months ended April 30, 2013, while net revenue from outside of the United States decreased 11% to $17.8 billion. For the six months ended April 30, 2013, U.S. net revenue decreased 5% to $19.9 billion, while net revenue from outside of the United States decreased 9% to $36.1 billion.

        The decline in HP revenue for the three and six months ended April 30, 2013 was the result of a continuation of the factors we identified in the first quarter of fiscal 2013: a continued deterioration in our Personal Systems business, particularly in notebooks, due to the accelerating market contraction taking place; and weak global macroeconomic demand, particularly in Europe, the Middle East, and Africa ("EMEA"), a large customer market for us, with several key countries experiencing double-digit revenue declines. For the three months ended April 30, 2013 we also experienced incremental market pressures as IT spending softened and competitive pricing pressures increased.

        For the three and six months ended April 30, 2013, from a segment perspective, as mentioned above, in Personal Systems, we experienced, and are continuing to experience, the impact of a broad market decline, particularly with respect to notebook and consumer products and competitive pricing pressures. The net revenue decline in EG was due to several factors: continued global macroeconomic demand challenges, particularly in EMEA; new product and technology transitions in Storage and Industry Standard Servers ("ISS"); a continued decline in our Business Critical Systems ("BCS") business due in part to demand declines in UNIX; and a competitive pricing environment. The net revenue decrease in ES was driven primarily by net service revenue runoff, unfavorable currency impacts and contractual price declines in ongoing contracts. Net revenue in Printing declined due to unit volume declines in low-end printers as we continued our focus on higher value printers as part of our Ink Advantage initiative. For the three months ended April 30, 2013, net revenue in printing was negatively impacted by currency. An analysis of the change in net revenue for each business segment is included under "Segment Information" below.

Gross Margin

        Total HP gross margin increased by 0.4 percentage points and 0.2 percentage points for the three and six months ended April 30, 2013, respectively.

Three months ended April 30, 2013 compared with three months ended April 30, 2012

        From a segment perspective, the small increase in gross margin was primarily due to a gross margin increase in Printing and, to a lesser extent, in HPFS. Personal Systems, ES, EG and Software all experienced gross margin declines. The primary factors impacting gross margin performance in each of our segments are summarized as follows:

  •
  Printing gross margin increased due to higher average selling prices in higher-value consumer printers, improvements in toner as a result of lower discounting, and a higher mix of supplies;

  •
  HPFS gross margin increased due primarily to lower bad debt expense and a lower mix of operating leases;

  •
  Software gross margin decreased due primarily to higher development costs in IT/cloud management products and higher supply chain costs in security products.

  •
  Personal Systems experienced a gross margin decline due primarily to competitive pricing pressures and higher component costs;

  •
  EG experienced a gross margin decline due primarily to competitive pricing pressures in ISS and, to a lesser extent, in Storage; and

  •
  ES gross margin decreased due primarily to net service revenue runoff and contractual price declines partially offset by improvements in resource management, productivity and underperforming contracts.

Six months ended April 30, 2013 compared with six months ended April 30, 2012

        From a segment perspective, the small increase in gross margin was primarily due to a gross margin increase in Printing and, to a lesser extent, in HPFS. Personal Systems, ES, EG and Software all experienced gross margin declines. The primary factors impacting gross margin performance in each of our segments are summarized as follows:

  •
  Printing gross margin increased due to higher average selling prices in higher-value consumer printers, improvements in toner as a result of lower discounting, and a higher mix of supplies, including ink supplies;

  •
  HPFS gross margin increased due primarily to a lower mix of operating leases and lower bad debt expense;

  •
  Software gross margin decreased due primarily to higher development costs in IT/cloud management products and higher supply chain costs in security products;

  •
  Personal Systems experienced a gross margin decline due primarily to competitive pricing pressures;

  •
  EG experienced a gross margin decline due to declines in the support component of Technology Services ("TS") as a result of eroding hardware sales in our BCS business unit and competitive pricing pressures in ISS; and

  •
  ES gross margin decreased due primarily to net service revenue runoff and contractual price declines, the effect of which was partially offset by improved resource management.

A more detailed discussion of segment gross margins is included under "Segment Information" below.

Operating Expenses

        Research and Development

        R&D expense decreased in the three and six months ended April 30, 2013 due to cost savings from restructuring, vendor rebates and the elimination of R&D expense associated with the webOS device business. Absent the impact of these items, R&D expense increased due to innovation-focused spending for Storage and HP Converged Cloud. For the three months ended April 30, 2013, R&D expense increased for ES and Software, and decreased for EG, Printing, Corporate Investments and Personal Systems. For the six months ended April 30, 2013, R&D expense increased for EG, ES and Personal Systems, and decreased for Corporate Investments, Printing and Software. As a percentage of revenue, R&D expense increased due to the decline in total HP net revenue.

        Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense decreased in the three and six months ended April 30, 2013 due primarily to cost savings associated with our ongoing restructuring efforts. For the three and six months ended April 30, 2013, SG&A expense as a percentage of net revenue increased for Personal Systems, EG, ES and HPFS due to the revenue declines taking place in these segments. Software and Printing experienced a decrease in SG&A expense as a percentage of revenue.

        Amortization of Purchased Intangible Assets

        The decrease in amortization expense for the three and six months ended April 30, 2013 was due primarily to lower levels of amortization expense as a result of the purchased intangible asset impairment taken in the second half of fiscal 2012 related to Autonomy.

        Restructuring Charges

        The increase in restructuring costs for the three and six months ended April 30, 2013 was due primarily to higher charges related to data center and real estate consolidations under our fiscal 2012 restructuring plan, the effect of which was partially offset by the reversal of severance charges for the fiscal 2010 ES restructuring plan due to an updated estimate of future expected cash payments. Restructuring charges for the three months ended April 30, 2013 were $408 million. These charges included $433 million of severance and infrastructure costs related to our fiscal 2012 restructuring plan partially offset by a reversal of $14 million of severance charges related to our fiscal 2010 ES restructuring plan. Restructuring charges for the six months ended April 30, 2013 were $538 million. These charges included $723 million of severance and infrastructure costs related to our fiscal 2012 restructuring plan, which was partially offset by a $171 million of the severance accrual reversal related to our fiscal 2010 ES restructuring plan.

        As part of our ongoing business operations, we incur workforce rebalancing charges for severance and related costs. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

        Acquisition-Related Charges

        The decrease in acquisitions-related charges for the three and six months ended April 30, 2013 was due primarily to lower retention bonuses associated with acquisitions completed in fiscal 2010 and 2011. For the three and six months ended April 30, 2013, we recorded acquisition-related charges of $11 million and $15 million, respectively.

Interest and Other, Net

        For the three and six months ended April 30, 2013, interest and other, net expense decreased by $50 million and $92 million, respectively. For the three months ended April 30, 2013, the decrease was driven by lower losses on investments and lower interest expense. For the six months ended April 30, 2013, the decrease was driven by lower losses on investments, lower interest expense and lower currency losses.

Provision for Taxes

        Our effective tax rate was 23.5% and 19.5% for the three months ended April 30, 2013 and April 30, 2012, respectively, and 22.5% and 19.5% for the six months ended April 30, 2013 and April 30, 2012, respectively. Our effective tax rate increased in the three and six months ended April 30, 2013 in part due to the lower tax rates of the discrete items discussed below. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all of such earnings because we plan to reinvest some of those earnings indefinitely outside the United States.

        In the three and six months ended April 30, 2013, we recorded discrete items resulting in a net tax benefit of $108 million and $103 million, respectively. These amounts included tax benefits of $47 million and $63 million on restructuring and acquisition-related charges for the three and six months ended April 30, 2013, respectively. Other discrete items for the three and six months ended April 30, 2013 included tax benefits of $81 million and $131 million for various adjustments to estimated tax provisions of foreign jurisdictions and miscellaneous tax charges of $20 million and tax benefits of $9 million, respectively. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law. In the first quarter of fiscal 2013, we recorded a tax benefit of $50 million arising from the retroactive research and development credit provided by that legislation. We also recorded a tax charge of $150 million related to a past uncertain tax position in the first quarter of fiscal 2013, increasing the effective tax rate.

        In the three and six months ended April 30, 2012, we recorded discrete items with a net tax benefit of $25 million and $74 million, respectively, decreasing the effective tax rate. These amounts included net tax benefits of $22 million and $50 million, respectively, from restructuring and acquisition charges.

Segment Information

        A description of the products and services for each segment can be found in Note 16 to the Consolidated Condensed Financial Statements. Future changes to this organizational structure may result in changes to the business segments disclosed.

        HP has implemented certain organizational realignments. As a result of these realignments, HP re-evaluated its segment financial reporting structure and, effective in the first quarter of fiscal 2013:

  •
  HP created a new EG segment consisting of its TS business unit, which was previously a part of its former Services segment, and its former Enterprise Servers, Storage and Networking ("ESSN") segment;

  •
  HP created a new ES segment consisting of its Application and Business Services ("ABS") business unit and its Infrastructure Technology Outsourcing ("ITO") business unit, both of which were previously a part of its former Services segment;

  •
  HP transferred its Personal Systems commercial products support business from its TS business unit to the Other business unit within its Personal Systems segment;

  •
  HP transferred its end-user workplace support business from its TS business unit to its ITO business unit within its new ES segment; and

  •
  HP transferred the portion of its business intelligence services business that was a part of its Corporate Investments segment to its ABS business unit within its new ES segment.

As noted above, as a result of these changes, HP created two new financial reporting segments, the EG segment and the ES segment. Also as noted above, HP eliminated two existing financial reporting segments, the ESSN segment and the Services segment. Taking into account these changes, effective at the beginning of HP's first quarter of fiscal 2013, HP's seven financial reporting segments are Personal Systems, Printing, the Enterprise Group, Enterprise Services, Software, HP Financial Services and Corporate Investments.

Printing and Personal Systems Group

        The Personal Systems segment and the Printing segment are structured beneath a broader Printing and Personal Systems Group. We describe the results of the business segments within the Printing and Personal Systems Group below.

Personal Systems

	Three months ended April 30
	2013	2012	% Decrease
	In millions
Net revenue	$7,584	$9,470	(19.9)%
Earnings from operations	$239	$516	(53.7)%
Earnings from operations as a % of net revenue	3.2%	5.4%

	Six months ended April 30
	2013	2012	% Decrease
	In millions
Net revenue	$15,788	$18,362	(14.0)%
Earnings from operations	$462	$975	(52.6)%
Earnings from operations as a % of net revenue	2.9%	5.3%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2013	Six months ended April 30, 2013
	Percentage Points
Notebook PCs	(12.5)	(10.9)
Desktop PCs	(7.6)	(3.3)
Workstations	(0.2)	(0.1)
Other	0.4	0.3

Total Personal Systems	(19.9)	(14.0)

  Three and six months ended April 30, 2013 compared with three and six months ended April 30, 2012

        Personal Systems net revenue decreased 19.9% (decreased 19.2% on a constant currency basis) and decreased 14.0% (decreased 12.7% on a constant currency basis) for the three and six months ended April 30, 2013, respectively. The Personal Systems business continues to experience significant challenges due to the overall market shift towards tablet products. The current year comparison is impacted by revenue in the prior-year period benefitting from a recovery from hard disk drive supply constraints. The decline in Personal Systems revenue for the three months ended April 30, 2013 was driven by a 21% decline in unit volume, the effect of which was partially offset by 1% increase in average selling prices ("ASPs"). The revenue decline for the six months ended April 30, 2013 was driven by a 13% decline in unit volume along with a 1% decline in ASPs. The unit volume decrease for both periods was led by declines in consumer and notebook products as a result of the market shift towards tablet products. The increase in ASPs for the three months ended April 30, 2013 was driven by a favorable mix of commercial products, the effect of which was partially offset by a competitive pricing environment. The decline in ASPs for the six months ended April 30, 2013 was due primarily to a competitive pricing environment. Net revenue for consumer clients decreased 29% and 21% while net revenue for commercial clients decreased 14% and 9% for the three and six months ended April 30, 2013, respectively. Notebook PCs net revenue decreased 24% and 20% while Desktop PCs net revenue decreased 19% and 9% for the three and six months ended April 30, 2013, respectively. Workstations net revenue decreased 3% and 1% while Other net revenue increased 17% and 11%, respectively. The net revenue increase for both periods in Other was related to increased sales of extended warranties and third-party branded options.

        Personal Systems earnings from operations as a percentage of net revenue decreased 2.2 and 2.4 percentage points for the three and six months ended April 30, 2013, respectively. The decrease was driven by a decline in gross margin combined with an increase in operating expenses as a percentage of net revenue. The decline in gross margin for both periods was due to competitive pricing pressures. In addition, for the three months ended April 30, 2013, we experienced higher component costs. These unfavorable impacts to gross margin were partially offset by lower warranty and logistics costs and a favorable mix of higher-margin commercial products. Operating expenses as a percentage of net revenue increased due primarily to the size of the revenue decline. However, operating expenses declined across most of the expense categories as a result of our ongoing restructuring efforts.

Printing

	Three months ended April 30
	2013	2012	% (Decrease) Increase
	In millions
Net revenue	$6,081	$6,132	(0.8)%
Earnings from operations	$958	$808	18.6%
Earnings from operations as a % of net revenue	15.8%	13.2%

	Six months ended April 30
	2013	2012	% (Decrease) Increase
	In millions
Net revenue	$12,007	$12,390	(3.1)%
Earnings from operations	$1,911	$1,569	21.8%
Earnings from operations as a % of net revenue	15.9%	12.7%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2013	Six months ended April 30, 2013
	Percentage Points
Supplies	1.0	(1.0)
Consumer Hardware	(0.5)	(0.4)
Commercial Hardware	(1.3)	(1.7)

Total Printing	(0.8)	(3.1)

  Three months ended April 30, 2013 compared with three months ended April 30, 2012

        Printing net revenue decreased 0.8% (increased 0.7% on a constant currency basis) for the three months ended April 30, 2013 driven by unfavorable currency impacts, in particular, weakness in the euro. Net revenue for Supplies increased by 2% for the three months ended April 30, 2013, driven by growth in toner and large format printing supplies, the effect of which was partially offset by a decline in ink supplies. We are experiencing progress in gaining market acceptance with our higher-value Ink Advantage products. Printer unit volumes declined by 11% largely driven by declines in low-end consumer printers as we continue our focus on high-end printers. Partially offsetting the unit decline was a 6% increase in average revenue per unit. Net revenue for Commercial Hardware decreased 5% driven by volume reductions of 5% combined with a 1% decrease in average revenue per unit. These effects were partially offset by net revenue growth in the graphics services and managed print services businesses. Net revenue for Consumer Hardware decreased 5% driven by volume reductions of 13%, the effect of which was partially offset by a 9% increase in average revenue per unit. The unit decline was due to a volume decline in low-end printers, the effect of which was partially offset by a volume increase in high-end printers. The increase in average revenue per unit was due to our focus on higher-value printers.

        Printing earnings from operations as a percentage of net revenue increased by 2.6 percentage points for the three months ended April 30, 2013, due to an increase in gross margin combined with lower operating expenses as a percentage of net revenue. Gross margin increased driven by higher average selling prices in higher-value consumer printers, improvements in toner as a result of lower discounting and a higher mix of supplies. These effects were partially offset by an unfavorable currency impact and a mix shift away from higher-margin ink supplies. Operating expenses as a percentage of net revenue decreased due to lower administrative, R&D and field selling costs as a result of our ongoing restructuring efforts. These effects were partially offset by higher marketing expenses to support our product innovation.

  Six months ended April 30, 2013 compared with six months ended April 30, 2012

        Printing net revenue decreased 3.1% (decreased 2.0% on a constant currency basis) for the six months ended April 30, 2013, due to our shift in focus to high-end printers from low-end printers. Printer unit volumes declined by 11% while average revenue per unit increased by 4%. Net revenue for Supplies decreased 2% for the six months ended April 30, 2013, due to weak demand in all regions. These effects were partially offset by growth in large format printing supplies. Net revenue for Commercial Hardware decreased 7% driven by volume reductions of 5% along with a 4% decline in average revenue per unit. These effects were partially offset by net revenue growth in the graphics services and managed print services businesses. Net revenue for Consumer Hardware decreased 3% driven by volume reductions of 13%, the effect of which was partially offset by a 12% increase in average revenue per unit. Unit volume and average revenue per unit increased within high-end printers as a result of our continued focus on more profitable higher-value printers. Additionally, the introduction of our new inkjet SMB printers has favorably impacted revenues and average revenue per unit.

        Printing earnings from operations as a percentage of net revenue increased by 3.2 percentage points for the six months ended April 30, 2013, due to an increase in gross margin combined with lower operating expenses as a percentage of net revenue. Gross margin increased due to higher average selling prices in higher-value consumer printers, improvement in toner due to lower discounting as well as a higher mix of supplies including ink supplies. These effects were partially offset by an unfavorable currency impact driven primarily by weakness in the euro. Operating expenses as a percentage of net revenue decreased due to lower administrative, R&D and field selling costs as a result of our ongoing restructuring efforts. These effects were partially offset by higher marketing expenses to support our product innovation.

Enterprise Group

	Three months ended April 30
	2013	2012	% Decrease
	In millions
Net revenue	$6,819	$7,546	(9.6)%
Earnings from operations	$1,082	$1,352	(20.0)%
Earnings from operations as a % of net revenue	15.9%	17.9%

	Six months ended April 30
	2013	2012	% Decrease
	In millions
Net revenue	$13,803	$14,828	(6.9)%
Earnings from operations	$2,166	$2,681	(19.2)%
Earnings from operations as a % of net revenue	15.7%	18.1%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2013	Six months ended April 30, 2013
	Percentage Points
Industry Standard Servers	(5.0)	(3.1)
Business Critical Systems	(2.1)	(1.7)
Storage	(1.8)	(1.7)
Technology Services	(0.8)	(0.6)
Networking	0.1	0.2

Total EG	(9.6)	(6.9)

  Three and six months ended April 30, 2013 compared with three and six months ended April 30, 2012

        EG net revenue decreased 9.6% (decreased 8.8% on a constant currency basis) and decreased 6.9% (decreased 5.8% on a constant currency basis) for the three and six months ended April 30, 2013, respectively. The decrease for both periods was due primarily to continued macroeconomic demand challenges, new product and technology transitions in Storage and ISS, and a competitive pricing environment. For both periods, each of the business units within EG experienced year-over-year revenue declines, except Networking. ISS net revenue decreased by 12% and 7% for the three and six months ended April 30, 2013, respectively, with declines across all regions due to continued macro-economic demand challenges and strong competitive pressures resulting in unit volume declines. BCS net revenue decreased by 37% and 31% for the three and six months ended April 30, 2013, respectively, as a result of an ongoing pressure from a declining UNIX market and lower demand for our Itanium-based servers. For both the three and six months ended April 30, 2013, Storage net revenue decreased by 13% due to product transitions with declines in traditional storage products, which include our tape, storage networking, and legacy external disk products partially offset by strong growth in converged storage solutions, which include our 3PAR, StoreOnce, StoreVirtual and StoreAll products. TS net revenue decreased by 3% and 2% for the three and six months ended April 30, 2013, respectively. The revenue declines for both periods were due to revenue declines in the support and consulting businesses. Support revenue for both periods experienced unfavorable currency impacts and a reduction in support for BCS products. The revenue decline in consulting for both periods was as a result of our decision to focus on more profitable services offerings. Networking net revenue increased by 1% and 2% for the three and six months ended April 30, 2013, respectively, due to higher market demand for our core data center products, primarily switching, the effect of which was partially offset by the impact of the divestiture of our video surveillance business in the first quarter of fiscal 2012.

        EG earnings from operations as a percentage of net revenue decreased by 2.0 percentage points and 2.4 percentage points for the three and six months ended April 30, 2013, respectively. The decrease in earnings from operations as a percentage of net revenue for both periods was driven by a decrease in gross margin coupled with an increase in operating expenses as a percentage of net revenue. The gross margin decrease for the three months ended April 30, 2013 was due primarily to competitive pricing pressures in ISS and, to a lesser extent, in Storage. The gross margin decrease for the six months ended April 30, 2013, was due primarily to a gross margin decline in TS, and to a lesser extent, in ISS. The gross margin decline in TS was driven by the impact of a shift from traditionally higher-margin hardware break-fix support such as support associated with BCS and ISS products, to lower-margin service offerings such as offerings associated with networking and certain storage products. The increase in operating expenses as a percentage of net revenue for both periods was driven by an increase in field selling costs, R&D, and administrative costs as a percentage of revenue. This increase was partially offset by cost savings associated with our ongoing restructuring efforts.

Enterprise Services

	Three months ended April 30
	2013	2012	% Decrease
	In millions
Net revenue	$5,999	$6,489	(7.6)%
Earnings from operations	$156	$237	(34.2)%
Earnings from operations as a % of net revenue	2.6%	3.7%

	Six months ended April 30
	2013	2012	% (Decrease)
	In millions
Net revenue	$11,918	$12,860	(7.3)%
Earnings from operations	$232	$382	(39.3)%
Earnings from operations as a % of net revenue	1.9%	3.0%

        The components of the weighted net revenue increase by business unit were as follows:

	Three months ended April 30, 2013	Six months ended April 30, 2013
	Percentage Points
Application and Business Services	(4.0)	(3.6)
Infrastructure Technology Outsourcing	(3.6)	(3.7)

Total ES	(7.6)	(7.3)

  Three and six months ended April 30, 2013 compared with three and six months ended April 30, 2012

        ES net revenue decreased 7.6% (decreased 6.1% on a constant currency basis) and decreased 7.3% (decreased 6.3% on a constant currency basis) for the three and six months ended April 30, 2013, respectively. The net revenue decrease in ES was driven primarily by net service revenue runoff, unfavorable currency impacts and contractual price declines in ongoing contracts. ABS net revenue declined 10% and 9% for the three and six months ended April 30, 2013, respectively. The net revenue decline was due primarily to net service revenue runoff, softness in contract signing, and unfavorable currency impacts, the effect of which was partially offset by revenue growth in cloud and information and analytics offerings. ITO net revenue decreased by 6% for both the three and six months ended April 30, 2013, respectively, due to net service revenue runoff, contractual price declines in ongoing contracts and unfavorable currency impacts, the effects of which were partially offset by net revenue growth in security and cloud offerings.

        ES earnings from operations as a percentage of net revenue decreased by 1.1 percentage points for both the three and six months ended April 30, 2013, due to a decrease in gross margin combined with an increase in operating expenses as a percentage of net revenue. Gross margin declined due primarily to net service revenue runoff and contractual price declines, the effects of which were partially offset by our continued focus on improving resource management, profit improvements on under-performing contracts and delayed account run-off. Operating expenses as a percentage of net revenue increased as the revenue decline outpaced operating expense reduction. Operating expense declined due primarily to reduced field selling costs related to lower headcount as a result of our ongoing restructuring efforts.

Software

	Three months ended April 30
	2013	2012	% (Decrease) Increase
	In millions
Net revenue	$941	$970	(3.0)%
Earnings from operations	$180	$172	4.7%
Earnings from operations as a % of net revenue	19.1%	17.7%

	Six months ended April 30
	2013	2012	% (Decrease) Increase
	In millions
Net revenue	$1,867	$1,916	(2.6)%
Earnings from operations	$337	$334	0.9%
Earnings from operations as a % of net revenue	18.1%	17.4%

  Three and six months ended April 30, 2013 compared with three and six months ended April 30, 2012

        Software net revenue decreased 3.0% (decreased 2.0% on a constant currency basis) and decreased 2.6% (decreased 1.4% on a constant currency basis) for the three and six months ended April 30, 2013, respectively. The net revenue decrease for both periods was due primarily to a decline in license and professional services revenue from information management products and IT/cloud management products. These declines were partially offset by support revenue growth from our information management and security products and software-as-a-service ("SaaS") revenue growth from our information management products. For the three months ended April 30, 2013, net revenue from licenses and professional services decreased by 23% and 16%, respectively, while net revenue from support and SaaS increased by 12% and 18%, respectively. For the six months ended April 30, 2013, net revenue from licenses and professional services decreased by 20% and 15%, respectively, while net revenue from support and SaaS increased by 11% and 10%, respectively.

        For the three and six months ended April 30, 2013, Software earnings from operations as a percentage of net revenue increased by 1.4 percentage points and 0.7 percentage points, respectively, due to a decrease in operating expense as a percentage of net revenue, the effect of which was partially offset by a decrease in gross margin. The decrease in gross margin for both periods was due primarily to higher development costs in IT/cloud management products and higher supply chain costs in security products. The decrease in operating expense as a percentage of revenue was driven by cost savings associated with our ongoing restructuring efforts which resulted in lower field selling and administrative costs as a percentage of revenue.

HP Financial Services

	Three months ended April 30
	2013	2012	% Increase
	In millions
Net revenue	$881	$968	(9.0)%
Earnings from operations	$97	$96	1.0%
Earnings from operations as a % of net revenue	11.0%	9.9%

	Six months ended April 30
	2013	2012	% Increase
	In millions
Net revenue	$1,838	$1,918	(4.2)%
Earnings from operations	$198	$187	5.9%
Earnings from operations as a % of net revenue	10.8%	9.7%

  Three months ended April 30, 2013 compared with three months ended April 30, 2012

        HPFS net revenue decreased by 9.0% for the three months ended April 30, 2013, due primarily to lower rental revenue from a decrease in operating lease assets, lower revenue from early customer buyouts, lower asset recovery services revenue and unfavorable currency impacts. These effects were partially offset by higher finance income from an increase in finance lease assets.

        HPFS earnings from operations as a percentage of net revenue increased by 1.1 percentage points for the three months ended April 30, 2013. The increase was due primarily to an increase in gross margin, the effect of which was partially offset by an increase in operating expenses as a percentage of net revenue resulting from lower capitalization of initial direct costs. The increase in gross margin was the result of lower bad debt expense, higher portfolio margin from a lower mix of operating leases and higher margins on customer buyouts, coupled with lower transaction taxes.

  Six months ended April 30, 2013 compared with six months ended April 30, 2012

        HPFS net revenue decreased by 4.2% for the six months ended April 30, 2013, due primarily to lower rental revenue from a decrease in operating lease assets, lower asset recovery services revenue, and unfavorable currency impacts. These effects were partially offset by higher finance income from an increase in finance lease assets and higher revenue from early customer buyouts.

        HPFS earnings from operations as a percentage of net revenue increased by 1.1 percentage points for the six months ended April 30, 2013. The increase was due primarily to an increase in gross margin, the effect of which was partially offset by an increase in operating expenses as a percentage of net revenue resulting from lower capitalization of initial direct costs. The increase in gross margin was the result of lower bad debt expense and higher portfolio margin from a lower mix of operating leases, coupled with lower transaction taxes.

Financing Originations

	Three months ended April 30		Six months ended April 30
	2013	2012	2013	2012
	In millions
Total financing originations	$1,302	$1,721	$2,464	$3,264

        New financing originations, which represent the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 24.3% and 24.5% for the three and six months ended April 30, 2013, respectively. The decrease was driven by lower financing associated with HP product sales and services offerings, an increase in financing costs due to previous rating downgrades, along with unfavorable currency impacts.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	April 30, 2013	October 31, 2012
	In millions
Portfolio assets(1)	$12,524	$13,054

Allowance for doubtful accounts(2)	149	149
Operating lease equipment reserve	79	81

Total reserves	228	230

Net portfolio assets	$12,296	$12,824

Reserve coverage	1.8%	1.8%
Debt to equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of approximately $7.3 billion at April 30, 2013 and $7.7 billion at October 31, 2012 and net equipment under operating leases of $2.3 billion and $2.4 billion at April 30, 2013 and October 31, 2012, respectively, as disclosed in Note 9 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $0.8 billion at April 30, 2013 and $0.9 billion at October 31, 2012, and intercompany leases of approximately $2.1 billion at April 30, 2013 and at October 31, 2012, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and $0.9 billion of debt issued directly by HPFS. At April 30, 2013 and October 31, 2012, debt allocated to HPFS totaled $10.7 billion and $11.3 billion, respectively. We believe the allocated intercompany debt to equity ratio above is comparable to that of other similar financing companies.

        At April 30, 2013 and October 31, 2012, HPFS cash balances were approximately $0.7 billion.

        Net portfolio assets at April 30, 2013 decreased 4.1% from October 31, 2012. The decrease resulted from lower levels of new financing originations, early customer buyouts and unfavorable currency impacts. The overall percentage of portfolio asset reserves remained flat as a percentage of the portfolio assets.

        For the three and six months ended April 30, 2013, HPFS recorded net bad debt expenses of $12 million and $27 million, respectively. For the comparable periods of fiscal 2012, net bad debt expenses were $13 million and $32 million, respectively.

Corporate Investments

	Three months ended April 30
	2013	2012	% Increase
	In millions
Net revenue	$10	$7	42.9%
Loss from operations	$(56)	$(48)	16.7%
Loss from operations as a % of net revenue	(560.0)%	(685.7)%

	Six months ended April 30
	2013	2012	% (Decrease) Increase
	In millions
Net revenue	$14	$37	(62.2)%
Loss from operations	$(121)	$(98)	23.5%
Loss from operations as a % of net revenue	(864.3)%	(264.9)%

        Net revenue in Corporate Investments increased for the three months ended April 30, 2013 due to revenue increases from intellectual property licensing, the effect of which was partially offset by a decline in residual activity from the webOS device business. The revenue decrease in Corporate Investments for the six months ended April 30, 2013 was due primarily to the decline in residual activity from the webOS device business.

        Corporate Investments reported a larger loss from operations for both the three and six months ended April 30, 2013, due to a favorable adjustment to supplier-related liabilities recorded in the first half of fiscal 2012, coupled with the current period decline in residual activity related to the webOS device business. The loss from operations in Corporate Investments was also due to expenses associated with corporate strategy, global alliances and HP Labs.

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

LIQUIDITY

        Our cash position remains strong, and we expect that our cash balances, anticipated cash flow generated from operations and access to capital markets will be sufficient to cover our expected near-term cash outlays.

FINANCIAL CONDITION (Sources and Uses of Cash)

	Six months ended April 30
	2013	2012
	In millions
Net cash provided by operating activities	$6,118	$3,666
Net cash used in investing activities	(1,198)	(2,018)
Net cash used in financing activities	(2,981)	(1,380)

Net increase in cash and cash equivalents	$1,939	$268

Operating Activities

        Compared to the corresponding period in 2012, net cash provided by operating activities increased by $2.5 billion for the six months ended April 30, 2013. The increase was due primarily to efficient utilization of cash resources for payment of accounts payable, higher cash generated through the utilization of operating assets, primarily accounts and financing receivables, and a reduction in payments associated with webOS contract cancellations.

        Our key working capital metrics are as follows:

	Three months ended April 30
	2013	2012
Days of sales outstanding in accounts receivable	48	49
Days of supply in inventory	26	28
Days of purchases outstanding in accounts payable	(53)	(49)

Cash conversion cycle	21	28

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $14.6 billion as of April 30, 2013.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance was $6.0 billion as of April 30, 2013.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $12.3 billion as of April 30, 2013.

        Our working capital requirements depend upon our effective management of the cash conversion cycle, which represents effectively the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

        The cash conversion cycle for the second quarter of fiscal 2013 decreased by seven days compared to the corresponding period in fiscal 2012. The decrease in DSO was due primarily to an increase in cash discounts usage, a decline in extended payment terms volume and improved collections, the effects of which were partially offset by unfavorable revenue linearity. The decrease in DOS was due to lower inventory balances, relative to the rate of decline in cost of goods sold, in most segments as of April 30, 2013. The increase in DPO was primarily due to favorable purchasing linearity.

Investing Activities

        Compared to the corresponding period in fiscal 2012, net cash used in investing activities decreased by $0.8 billion for the six months ended April 30, 2013 due primarily to lower investment in property, plant and equipment and an increase in cash generated from sales of available-for-sale securities and other investments.

Financing Activities

        Compared to the corresponding period in fiscal 2012, net cash used in financing activities increased by $1.6 billion for the six months ended April 30, 2013. The increase was due primarily to lower net proceeds from the issuance of U.S. Dollar Global Notes, the effect of which was partially offset by lower net repayments of commercial paper and lower repayments of debt.

CAPITAL RESOURCES

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital and targeted capital structure. Outstanding borrowings decreased to $26.8 billion as of April 30, 2013, as compared to $28.4 billion at October 31, 2012, bearing weighted-average interest rates of 2.79% and 2.95%, respectively. During the first six months of fiscal 2013, we issued $1.4 billion and repaid $1.4 billion of commercial paper. We also repaid $1.5 billion of Global Notes that matured in March 2013.

        During the next four fiscal quarters, $6.0 billion of Global Notes is scheduled to mature. We expect to have sufficient cash, cash from operations and access to capital markets to repay those maturing Global Notes. For more information on our borrowings, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period; and factors in the impact of interest rate swaps used to convert hedged fixed-rate debt instruments into variable-rate instruments. For more information on our interest rate swaps, see Note 8 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Available Borrowing Resources

        At April 30, 2013, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At April 30, 2013
In millions
2012 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	$16,190
Uncommitted lines of credit(1)	$1,461

(1)
For more information on our available borrowings resources, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by major independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Moody's Investors Service downgraded our long-term debt from A3 to Baa1 in November 2012. Accordingly, our ratings as of April 30, 2013 were:

	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-2	Prime-2	F2
Long-term debt ratings	BBB+	Baa1	A-

        Our credit ratings remain under negative outlook by Moody's Investors Service. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, previous downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper and have required the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade in our credit ratings by any of the three rating agencies may further impact us in a similar manner, and, depending on the extent of the downgrade, could have a negative impact on our liquidity and capital position. We will rely on alternative sources of funding, including drawdowns under our credit facilities or the issuance of debt or other securities under our existing shelf registration statement, if necessary to offset reductions in the market capacity for our commercial paper.

CONTRACTUAL AND OTHER OBLIGATIONS

Income Tax Obligations

        At April 30, 2013 we had approximately $2.3 billion of recorded liabilities and related interest and penalties pertaining to uncertainty in income tax positions, which will be partially offset by $351 million of deferred tax assets and interest receivable. These liabilities and related interest and penalties include $142 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. See Note 12 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference, for additional information on taxes.

Restructuring Funding Commitments

        As a result of our approved restructuring plans, we expect future cash expenditures of approximately $2.0 billion. We expect to make cash payments of approximately $0.8 billion during the remainder of fiscal 2013 with remaining cash payments through fiscal 2016. See Note 6 to the Consolidated Condensed Financial Statements in Item 1, which are incorporated herein by reference, for additional information on restructuring activities.

Off-Balance Sheet Arrangements

        HP has third-party financing arrangements consisting of revolving short-term financing intended to facilitate the working capital requirements of certain partners. The total aggregate capacity of the facilities was $1.6 billion as of April 30, 2013, including a $0.9 billion partial recourse facility entered into in May 2011 and an aggregate capacity of $0.7 billion in non-recourse facilities. For more information on our third-party financing arrangements, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

CONSTANT CURRENCY PRESENTATION

        Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in revenue performance on a constant currency basis, which assumes no change in the exchange rate from the prior-year period. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue on a GAAP basis.

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

        We are in the process of addressing many challenges facing our business. For example, we are aligning our costs with our revenue trajectory; we are addressing our underinvestment in R&D and in our internal IT systems in recent years, which has made us less competitive, effective and efficient; we are implementing the data gathering and reporting tools and systems needed to track and report on all key business performance metrics so as to most effectively manage a company of our size, scale and diversity; and we are rebuilding our business relationships with our channel partners. We are also working to restore growth to all of our businesses and to do so profitably. In addition, we are working to address dynamic market trends, such as the growth of mobility, the increasing demand for hyperscale computing infrastructure, the shift to software-as-a-service, the transition towards cloud computing and aggressive pricing conditions, and we are developing products and services that position us to win in a very competitive marketplace. Furthermore, we are facing a series of significant macroeconomic challenges, including broad-based weakness in consumer spending, weak demand in the SMB and enterprise sectors in Europe, and declining growth in some emerging markets. We may experience delays in the anticipated timing of activities related to these efforts and higher than expected or unanticipated execution costs. In addition, we are vulnerable to increased risks associated with these efforts given our large portfolio of businesses, the broad range of geographic regions in which we and our customers and partners operate, and the number of acquisitions that we have completed in recent years. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

        In May 2012, we announced a company-wide restructuring plan expected to be implemented through the end of fiscal 2014. The restructuring plan includes both voluntary early retirement programs and non-voluntary workforce reductions and is expected to result in approximately 29,000 employees exiting the company by the end of that period. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, decreases in employee morale and the failure to meet operational targets due to the loss of employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

        Because our business model is based on providing innovative and high-quality products, we may spend a proportionately greater amount on research and development than some of our competitors. If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin and, therefore, our profitability could be adversely affected. In addition, if our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects.

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

        The process of developing new high-technology products, software services and solutions and enhancing existing hardware and software products, services and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. For example, as we transition to an environment characterized by cloud-based computing and software being delivered as a service, we must continue to successfully develop and deploy cloud-based solutions for our customers. We must make long-term investments, develop or obtain, and protect appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products, services and solutions. In addition, after we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so within a given product's life cycle or at all. Any delay in the development, production or marketing of a new product, service or solution could result in us not being among the first to market, which could further harm our competitive position.

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

        HP's stock price, like that of other technology companies, can be volatile. Some of the factors that could affect our stock price are:

  •
  speculation in the media or investment community about, or actual changes in, our business, strategic position, market share, organizational structure, operations, financial condition, financial reporting and results, effectiveness of cost-cutting efforts, value or liquidity of our investments, exposure to market volatility, prospects, business combination or investment transactions, stock price performance, board of directors or executive team;

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

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. For example, as discussed in Note 15 to the Consolidated Condensed Financial Statements, the German Public Prosecutor's Office, the U.S. Department of Justice and the SEC have been investigating allegations that certain current and former employees of HP engaged in bribery, embezzlement and tax evasion or were involved in kickbacks or other improper payments, and the U.S. enforcement authorities have requested information from HP relating to certain transactions in Russia, the Commonwealth of Independent States, Poland and Mexico. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation could have an adverse effect on our business and reputation.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1
(February 2013)	3,185	$18.38	3,185	$8,864,931
Month #2
(March 2013)	20,152	$21.59	20,152	$8,429,749
Month #3
(April 2013)	12,944	$23.40	12,944	$8,126,919

Total	36,281	$21.96	36,281

        HP repurchases shares under an ongoing program to return cash to stockholders when sufficient liquidity exists, the shares are trading at a discount relative to estimated intrinsic value, and there is no alternative investment opportunity expected to generate a higher risk-adjusted return on investment. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the second quarter of fiscal 2013 were purchased in open market transactions. As of April 30, 2013, HP had remaining authorization of $8.1 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on July 21, 2011.

Item 6.    Exhibits.

        The Exhibit Index beginning on page 101 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: June 6, 2013

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated Bylaws effective May 24, 2013.	8-K	001-04423	3.1	May 29, 2013
4(a)	Senior Indenture between HP and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(c)	Form of Registrant's Floating Rate Global Note due March 1, 2012, 5.25% Global Note due March 1, 2012 and 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(d)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(e)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(f)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009
4(g)
	Form of Registrant's Floating Rate Global Note due September 13, 2012, 1.250% Global Note due September 13, 2013 and 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	September 13, 2010

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010
4(i)
	Form of Registrant's Floating Rate Global Note due May 24, 2013, Floating Rate Global Note due May 30, 2014, 1.550% Global Note due May 30, 2014, 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	June 1, 2011
4(j)
	Form of Registrant's Floating Rate Global Note due September 19, 2014, 2.350% Global Note due March 15, 2015, 3.000% Global Note due September 15, 2016, 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	September 19, 2011
4(k)	Form of Registrant's 2.625% Global Note due December 9, 2014, 3.300% Global Note due December 9, 2016, 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	December 12, 2011
4(l)	Form of Registrant's 2.600% Global Note due September 15, 2017 and 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	March 12, 2012
4(m)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(d)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(e)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(f)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(h)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(i)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(j)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(k)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(l)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(m)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(n)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(q)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(r)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(s)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(v)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(w)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(y)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(z)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(a)(a)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(b)(b)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(c)(c)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(d)(d)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(e)(e)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(f)(f)(f)	December 15, 2010
10(f)(f)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(g)(g)(g)	December 15, 2010
10(g)(g)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(h)(h)(h)	December 15, 2010
10(h)(h)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(i)(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(j)(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)(k)	Letter Agreement, dated December 15, 2010, between the Registrant and Catherine A. Lesjak.*	10-K	001-04423	10(l)(l)(l)	December 15, 2010
10(l)(l)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*	10-Q	001-04423	10(o)(o)(o)	September 9, 2011
10(m)(m)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(p)(p)(p)	September 9, 2011
10(n)(n)	Employment offer letter, dated September 27, 2011, between the Registrant and Margaret C. Whitman.*	8-K	001-04423	10.2	September 29, 2011
10(o)(o)	Letter Agreement, dated November 17, 2011, among the Registrant, Relational Investors LLC and the other parties named therein.*	8-K	001-04423	99.1	November 17, 2011
10(p)(p)	Seventh Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(e)(e)(e)	December 14, 2011
10(q)(q)	Registrant's Severance Plan for Executive Officers, as amended and restated.*	10-K	001-04423	10(f)(f)(f)	December 14, 2011
10(r)(r)	Aircraft Time Sharing Agreement, dated March 16, 2012, between the Registrant and Margaret C. Whitman.*	10-Q	001-04423	10(h)(h)(h)	June 8, 2012
10(s)(s)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(t)(t)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and John M. Hinshaw.*‡
10(u)(u)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and R. Todd Bradley.*‡
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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