Form 10-Q
period 2013-07-31
HEWLETT PACKARD CO
filed 2013-09-09
CIK 47217

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2013
Or
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

        The number of shares of HP common stock outstanding as of August 31, 2013 was 1,921,823,787 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2013	2012	2013	2012
	In millions, except per share amounts
Net revenue:
Products	$17,375	$19,053	$53,103	$58,526
Services	9,741	10,503	29,722	31,526
Financing income	110	113	342	346

Total net revenue	27,226	29,669	83,167	90,398

Costs and expenses:
Cost of products	13,397	14,524	40,669	44,754
Cost of services	7,385	8,216	23,036	24,682
Financing interest	77	80	238	238
Research and development	797	854	2,406	2,490
Selling, general and administrative	3,274	3,366	9,916	10,273
Amortization of purchased intangible assets	356	476	1,056	1,412
Impairment of goodwill and purchased intangible assets	—	9,188	—	9,188
Restructuring charges	81	1,795	619	1,888
Acquisition-related charges	4	3	19	42

Total operating expenses	25,371	38,502	77,959	94,967

Earnings (loss) from operations	1,855	(8,833)	5,208	(4,569)

Interest and other, net	(146)	(224)	(518)	(688)

Earnings (loss) before taxes	1,709	(9,057)	4,690	(5,257)
(Provision) benefit for taxes	(319)	200	(991)	(539)

Net earnings (loss)	$1,390	$(8,857)	$3,699	$(5,796)

Net earnings (loss) per share:
Basic	$0.72	$(4.49)	$1.91	$(2.93)

Diluted	$0.71	$(4.49)	$1.89	$(2.93)

Cash dividends declared per share	$0.29	$0.26	$0.55	$0.50
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,929	1,971	1,939	1,977

Diluted	1,948	1,971	1,952	1,977

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2013	2012	2013	2012
	In millions
Net earnings (loss)	$1,390	$(8,857)	$3,699	$(5,796)

Other comprehensive income (loss) before tax:
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized gains (losses) arising during the period	11	8	33	(11)
(Gains) losses reclassified into earnings	(49)	—	(49)	—

	(38)	8	(16)	(11)

Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	116	452	(44)	668
(Gains) losses reclassified into earnings	(21)	(279)	19	(366)

	95	173	(25)	302

Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	30	(7)	31	(66)
Amortization of actuarial loss and prior service (benefit)	78	41	242	125
Curtailments, settlements and other	15	(14)	28	151

	123	20	301	210

Change in cumulative translation adjustment	(99)	(387)	(157)	(111)

Other comprehensive income (loss) before taxes	81	(186)	103	390
Benefit (provision) for taxes	8	(24)	23	(168)

Other comprehensive income (loss), net of tax	89	(210)	126	222

Comprehensive income (loss)	$1,479	$(9,067)	$3,825	$(5,574)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	July 31, 2013	October 31, 2012
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,251	$11,301
Accounts receivable, net	14,336	16,407
Financing receivables, net	3,113	3,252
Inventory	6,540	6,317
Other current assets	12,718	13,360

Total current assets	49,958	50,637

Property, plant and equipment, net	11,328	11,954
Long-term financing receivables and other assets	9,913	10,593
Goodwill	31,116	31,069
Purchased intangible assets	3,485	4,515

Total assets	$105,800	$108,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$7,624	$6,647
Accounts payable	13,293	13,350
Employee compensation and benefits	4,075	4,058
Taxes on earnings	979	846
Deferred revenue	6,571	7,494
Accrued restructuring	841	771
Other accrued liabilities	12,629	13,500

Total current liabilities	46,012	46,666

Long-term debt	17,124	21,789
Other liabilities	17,686	17,480
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,929 and 1,963 shares issued and outstanding, respectively)	19	20
Additional paid-in capital	5,868	6,454
Retained earnings	24,149	21,521
Accumulated other comprehensive loss	(5,433)	(5,559)

Total HP stockholders' equity	24,603	22,436
Non-controlling interests	375	397

Total stockholders' equity	24,978	22,833

Total liabilities and stockholders' equity	$105,800	$108,768

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended July 31
	2013	2012
	In millions
Cash flows from operating activities:
Net earnings (loss)	$3,699	$(5,796)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,491	3,894
Impairment of goodwill and purchased intangible assets	—	9,188
Stock-based compensation expense	398	494
Provision for doubtful accounts—accounts and financing receivables	43	60
Provision for inventory	222	194
Restructuring charges	619	1,888
Deferred taxes on earnings	542	(690)
Excess tax benefit from stock-based compensation	(1)	(12)
Other, net	343	330
Changes in operating assets and liabilities:
Accounts and financing receivables	2,640	2,435
Inventory	(445)	(2)
Accounts payable	(70)	(2,196)
Taxes on earnings	(520)	(40)
Restructuring	(644)	(472)
Other assets and liabilities	(1,525)	(2,763)

Net cash provided by operating activities	8,792	6,512

Cash flows from investing activities:
Investment in property, plant and equipment	(2,280)	(2,833)
Proceeds from sale of property, plant and equipment	507	321
Purchases of available-for-sale securities and other investments	(793)	(793)
Maturities and sales of available-for-sale securities and other investments	874	516
Payments made in connection with business acquisitions, net of cash acquired	(167)	(141)
Proceeds from business divestiture, net	—	87

Net cash used in investing activities	(1,859)	(2,843)

Cash flows from financing activities:
Repayment of commercial paper and notes payable, net	(170)	(2,553)
Issuance of long-term debt	254	5,100
Payment of long-term debt	(3,473)	(3,222)
Issuance of common stock under employee stock plans	279	710
Repurchase of common stock	(1,053)	(1,495)
Excess tax benefit from stock-based compensation	1	12
Cash dividends paid	(821)	(755)

Net cash used in financing activities	(4,983)	(2,203)

Increase in cash and cash equivalents	1,950	1,466
Cash and cash equivalents at beginning of period	11,301	8,043

Cash and cash equivalents at end of period	$13,251	$9,509

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

        In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of July 31, 2013, its results of operations for the three and nine months ended July 31, 2013 and 2012 and its cash flows for the nine months ended July 31, 2013 and 2012.

        The results of operations for the three and nine months ended July 31, 2013 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

        The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of HP and other subsidiaries and affiliates in which HP has a controlling financial interest. Non-controlling interests are presented as a separate component within Total stockholder's equity in the Consolidated Condensed Balance Sheets. Net earnings attributable to the non-controlling interests are included within Interest and other, net in the Consolidated Condensed Statements of Earnings and are not presented separately as they were not material for any period presented.

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

  Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Condensed Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. HP will be required to adopt this new standard on a prospective basis in the first quarter of fiscal 2015; however, early adoption is permitted as is a retrospective application. HP is currently evaluating the timing, transition method and impact of this new standard on its Consolidated Condensed Financial Statements.

        In July 2013, the FASB issued guidance which will permit the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes. The guidance also removes the restriction on using different benchmark rates for similar

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation (Continued)

hedges. The guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have any effect on HP's Consolidated Condensed Financial Statements.

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include HP's principal equity plans as well as various equity plans assumed through acquisitions. HP's principal equity plans permit the issuance of restricted stock awards, stock options and performance-based restricted units ("PRUs").

        Stock-based compensation expense and the resulting tax benefits were as follows:

	Three months ended July 31		Nine months ended July 31
	2013	2012	2013	2012
	In millions
Stock-based compensation expense	$107	$150	$398	$494
Income tax benefit	(36)	(43)	(125)	(154)

Stock-based compensation expense, net of tax	$71	$107	$273	$340

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that include grants of restricted stock and grants of restricted stock units. For the nine months ended July 31, 2013, HP granted only restricted stock units.

        Non-vested restricted stock awards as of July 31, 2013 and changes during the nine months ended July 31, 2013 were as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at October 31, 2012	25,532	$31
Granted	19,677	$15
Vested	(10,341)	$33
Forfeited	(2,328)	$25

Outstanding at July 31, 2013	32,540	$21

        At July 31, 2013, there was $392 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.3 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

  Stock Options

        HP utilizes the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions that are granted under its principal equity plans. HP estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model, as these awards contain market conditions.

        The weighted-average fair value and the assumptions used to measure fair value were as follows:

	Three months ended July 31		Nine months ended July 31
	2013	2012	2013	2012
Weighted-average fair value of grants per option(1)	$6.53	$6.70	$4.08	$9.30
Implied volatility	36%	36%	42%	42%
Risk-free interest rate	1.14%	1.20%	0.98%	1.20%
Expected dividend yield	2.36%	2.40%	3.72%	1.77%
Expected term in months	62	77	70	67

(1)
The fair value calculation was based on stock options granted during the period.

        Option awards outstanding as of July 31, 2013 and changes during the nine months ended July 31, 2013 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at October 31, 2012	87,296	$29
Granted	23,967	$14
Exercised	(9,455)	$19
Forfeited/cancelled/expired	(17,224)	$25

Outstanding at July 31, 2013	84,584	$27	4.1	$363

Vested and expected to vest at July 31, 2013	80,322	$27	3.9	$328

Exercisable at July 31, 2013	48,470	$33	1.9	$69

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all outstanding options been exercised on July 31, 2013. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the third quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three and nine months ended July 31, 2013 was $14 million and $31 million, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        At July 31, 2013, there was $126 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average vesting period of 2.3 years.

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

	Nine months ended July 31
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

        For PRU awards granted prior to fiscal year 2012, HP estimates the fair value of the Target Shares subject to those awards using the Monte Carlo simulation model, as the TSR modifier represents a market condition. The weighted-average fair values of these PRU awards and the following weighted-

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

average assumptions, in addition to projections of market conditions, used to measure the weighted-average fair values were as follows:

	Nine months ended July 31
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

        For the nine months ended July 31, 2013, HP did not grant any PRUs. Non-vested PRUs outstanding as of July 31, 2013 and changes during the nine months ended July 31, 2013 were as follows:

	Shares
	In thousands
Outstanding Target Shares at October 31, 2012	5,688
Forfeited	(293)

Outstanding Target Shares at July 31, 2013	5,395

Outstanding Target Shares assigned a fair value at July 31, 2013	5,052	(1)

(1)
Excludes Target Shares for the third year for PRUs granted in fiscal 2012 as the measurement date has not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual performance goals are approved.

        At July 31, 2013, there was $5 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average vesting period of 0.6 years.

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

        The reconciliations of the numerators and denominators of each of the basic and diluted EPS calculations were as follows:

	Three months ended July 31		Nine months ended July 31
	2013	2012	2013	2012
	In millions, except per share amounts
Numerator:
Net earnings (loss)(1)	$1,390	$(8,857)	$3,699	$(5,796)

Denominator:
Weighted-average shares used to compute basic EPS	1,929	1,971	1,939	1,977
Dilutive effect of employee stock plans	19	—	13	—

Weighted-average shares used to compute diluted EPS	1,948	1,971	1,952	1,977

Net earnings (loss) per share:
Basic	$0.72	$(4.49)	$1.91	$(2.93)
Diluted(2)	$0.71	$(4.49)	$1.89	$(2.93)

(1)
Net earnings (loss) available to participating securities were not significant for the three and nine months ended July 31, 2013 and 2012. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

(2)
For the three and nine months ended July 31, 2012, HP excluded from the calculation of diluted loss per share 4 million shares and 15 million shares, respectively, potentially issuable under employee stock plans, as their effect, if included, would have been anti-dilutive.

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. As such, for both the three and nine months ended July 31, 2013, HP excluded from the calculation of diluted EPS options to purchase 43 million shares and 52 million shares, respectively, compared to 74 million shares and 48 million shares for the three and nine months ended July 31, 2012, respectively. HP also excluded from the calculation of diluted EPS options to purchase an additional 8 million shares and 2 million shares for the three and nine months ended July 31, 2013, respectively, compared to an additional 1 million and 9 million shares for the three and nine months ended July 31, 2012, respectively, as their combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts Receivable, Net

	July 31, 2013	October 31, 2012
	In millions
Accounts receivable	$14,703	$16,871
Allowance for doubtful accounts	(367)	(464)

	$14,336	$16,407

        HP has third-party financing arrangements consisting of revolving short-term financing intended to facilitate the working capital requirements of certain customers. These financing arrangements, which in one case provides for partial recourse, result in a transfer of HP's trade receivables and risk to the third party. As these transfers qualify for sales accounting treatment, the trade receivables are derecognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the trade receivables from the third party within a mutually agreed upon time period. For the arrangement involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of July 31, 2013 and October 31, 2012 were not material. The maximum program capacity and available program capacity under these arrangements were as follows:

	As of July 31, 2013	As of October 31, 2012
	In millions
Non-recourse arrangements
Aggregate maximum program capacity	$748	$636
Aggregate available capacity	$357	$434
Aggregate utilized capacity	$391	$202
Partial-recourse arrangement
Maximum program capacity	$866	$876
Available capacity	$481	$413
Utilized capacity	$385	$463
Total arrangements
Aggregate maximum program capacity	$1,614	$1,512
Aggregate available capacity	$838	$847
Aggregate utilized capacity	$776	$665

        For the three and nine months ended July 31, 2013, trade receivables sold under these facilities were $1.1 billion and $3.8 billion, respectively. For the comparable periods of fiscal 2012, trade receivables sold under these facilities were $1.0 billion and $3.1 billion, respectively. The amount of trade receivables sold approximates the amount of cash received. The resulting costs associated with the sales of trade receivables for three and nine months ended July 31, 2013 and July 31, 2012 were not material.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

  Inventory

	July 31, 2013	October 31, 2012
	In millions
Finished goods	$4,322	$4,094
Purchased parts and fabricated assemblies	2,218	2,223

	$6,540	$6,317

  Property, Plant and Equipment, Net

	July 31, 2013	October 31, 2012
	In millions
Land	$634	$636
Buildings and leasehold improvements	8,847	8,744
Machinery and equipment	16,471	16,503

	25,952	25,883

Accumulated depreciation	(14,624)	(13,929)

	$11,328	$11,954

        For the nine months ended July 31, 2013, the change in gross property, plant and equipment was due primarily to investments of $2.3 billion which were offset by sales and retirements totaling $2.6 billion. Accumulated depreciation associated with the assets sold and retired was $2.2 billion.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's reportable segments as of July 31, 2013 and changes in the carrying amount of goodwill for the nine months ended July 31, 2013 are as follows:

	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
	In millions
Net balance at October 31, 2012(1)	$2,498	$2,487	$17,041	$—	$8,899	$144	$—	$31,069
Goodwill acquired during the period	—	—	—	112	—	—	—	112
Goodwill adjustments/reclassifications	—	—	30	(14)	(81)	—	—	(65)

Net balance at July 31, 2013(1)	$2,498	$2,487	$17,071	$98	$8,818	$144	$—	$31,116

(1)
Goodwill at October 31, 2012 and July 31, 2013 is net of accumulated impairment losses of $14,518 million. Of that amount, $7,961 million relates to Enterprise Services ("ES"), $5,744 million relates to Software, and the remaining $813 million relates to Corporate Investments.

        In the first quarter of fiscal 2013, HP implemented certain organizational realignments. As a result of these realignments, HP has re-evaluated its segment financial reporting structure and, effective in the first quarter of fiscal 2013, created two new financial reporting segments, the Enterprise Group ("EG") segment and the ES segment, and eliminated two other financial reporting segments, the Enterprise Servers, Storage and Networking ("ESSN") segment and the Services segment. The EG segment consists of the business units within the former ESSN segment and most of the services offerings of the Technology Services ("TS") business unit, which was previously a part of the former Services segment. The ES segment consists of the Applications and Business Services ("ABS") and Infrastructure Technology Outsourcing ("ITO") business units from the former Services segment, along with the end-user workplace support services business that was previously part of TS. As a result of the reporting segment changes described above, the net goodwill balance at October 31, 2012 includes the reclassification of $9.3 billion of goodwill related to the realignment of the TS business unit from the former Services segment to the EG segment. See Note 16 for a full description of the segment realignments.

        In the second quarter of fiscal 2013, MphasiS Limited, a majority-owned subsidiary of HP, acquired Digital Risk LLC for $174 million. HP recorded $112 million of goodwill related to this acquisition.

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

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	July 31, 2013				October 31, 2012
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,784	$(3,010)	$(856)	$1,918	$5,807	$(2,625)	$(856)	$2,326
Developed and core technology and patents	6,467	(2,964)	(2,138)	1,365	6,580	(2,501)	(2,138)	1,941
"Compaq" trade name	1,422	(47)	(1,227)	148	1,422	(18)	(1,227)	177
Other product trademarks	311	(151)	(109)	51	310	(137)	(109)	64
In-process research and development ("IPR&D")	3	—	—	3	7	—	—	7

Total purchased intangible assets	$13,987	$(6,172)	$(4,330)	$3,485	$14,126	$(5,281)	$(4,330)	$4,515

        For the first nine months of fiscal 2013, the majority of the decrease in gross intangibles was related to $137 million of fully amortized intangible assets which have been eliminated from both the gross and accumulated amortization amounts.

        Estimated future amortization expense related to finite-lived purchased intangible assets at July 31, 2013 is as follows:

Fiscal year:	In millions
2013 (remaining three months)	$315
2014	1,028
2015	838
2016	682
2017	256
2018	145
Thereafter	218

Total	$3,482

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges

        HP records restructuring charges associated with management-approved restructuring plans to reorganize one or more of HP's business segments, to remove duplicative headcount and infrastructure associated with one or more business acquisitions or to simplify business processes and accelerate innovation. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. Restructuring charges are recorded based on estimated employee terminations and site closure and consolidation plans. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period. HP records the short-term portion of the restructuring liability in Accrued restructuring and the long-term portion in Other liabilities in the Consolidated Condensed Balance Sheets.

  Fiscal 2012 Restructuring Plan

        On May 23, 2012, HP adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. HP estimates that it will eliminate approximately 29,000 positions in connection with the 2012 Plan through fiscal year 2014, with a portion of those employees exiting the company as part of voluntary enhanced early retirement ("EER") programs in the United States and in certain other countries. The majority of the U.S. EER program was funded through HP's U.S. pension plan. In connection with the 2012 Plan, HP expects to record aggregate charges of approximately $3.6 billion through the end of HP's 2014 fiscal year as accounting recognition criteria are met. Of that amount, HP expects approximately $3.0 billion to relate to the workforce reductions and the EER programs and approximately $0.6 billion to relate to infrastructure, including data center and real estate consolidation and other items. Due to uncertainties associated with attrition and the acceptance rates of future international EER programs, the total expected headcount reductions could vary as much as 15% from HP's original estimates. HP could also experience similar variations in the total expense of the 2012 Plan.

        HP recorded a charge of approximately $813 million for the nine months ended July 31, 2013 relating to the 2012 Plan, of which $103 million related to data center and real estate consolidations. As of July 31, 2013, HP had eliminated approximately 22,700 positions as part of the 2012 Plan. The cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2017.

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

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

  Fiscal 2010 Enterprise Services Business Restructuring Plan

        On June 1, 2010, HP's management announced a plan to restructure its enterprise services business, which included the ITO and ABS business units. The multi-year restructuring program included plans to consolidate commercial data centers, tools and applications. The total expected cost of the plan is approximately $813 million, which includes severance costs to eliminate approximately 8,200 positions and infrastructure charges. As of October 31, 2012 all 8,200 positions under the plan had been eliminated. As the restructuring plan was implemented, certain components and their related cost estimates were revised. For the nine months ended July 31, 2013, HP reversed $179 million of the restructuring accrual to reflect an updated estimate of expected cash payments for severance. The majority of the infrastructure charges were paid out during fiscal 2012 with the remaining charges expected to be paid out through the first half of fiscal 2015. This plan is now closed with no further restructuring charges anticipated. HP expects the majority of the remaining severance for the plan to be paid out through fiscal year 2013.

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

        The restructuring plan included severance costs related to eliminating approximately 25,000 positions. As of October 31, 2011, all actions had occurred and the associated severance costs had been paid out. The infrastructure charges in the restructuring plan included facility closure and consolidation costs and the costs associated with early termination of certain related contractual obligations. HP has recorded the majority of these costs based on the anticipated execution of site closure and consolidation plans. The associated cash payments are expected to be paid out through fiscal 2016.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the nine months ended July 31, 2013 were as follows:

		Three months ended July 31, 2013 charges	Nine months ended July 31, 2013 charges				As of July 31, 2013
	Balance, October 31, 2012			Cash payments	Other adjustments and non-cash settlements	Balance, July 31, 2013	Total costs incurred to date	Total expected costs to be incurred
	In millions
Fiscal 2012 Plan
Severance and EER	$597	$45	$710	$(500)	$(14)	$793	$2,694	$3,000
Infrastructure and other	11	45	103	(72)	(1)	41	208	600

Total 2012 Plan	608	90	813	(572)	(15)	834	2,902	3,600
Fiscal 2010 acquisitions	10	—	(10)	—	—	—	91	91
Fiscal 2010 ES Plan:
Severance	227	(8)	(179)	(33)	2	17	444	444
Infrastructure	1	—	—	—	—	1	369	369

Total ES Plan	228	(8)	(179)	(33)	2	18	813	813
Fiscal 2008 HP/EDS Plan:
Severance	—	—	—	—	—	—	2,195	2,195
Infrastructure	181	(1)	(5)	(39)	(2)	135	1,070	1,073

Total HP/EDS Plan	181	(1)	(5)	(39)	(2)	135	3,265	3,268

Total restructuring plans	$1,027	$81	$619	$(644)	$(15)	$987	$7,071	$7,772

At July 31, 2013 and October 31, 2012, HP included the short-term portion of the restructuring liability of $841 million and $771 million, respectively, in Accrued restructuring, and the long-term portion of $146 million and $256 million, respectively, in Other liabilities in the accompanying Consolidated Condensed Balance Sheets.

Note 7: Fair Value

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.

  Fair Value Hierarchy

        Valuation techniques used by HP are based upon observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect HP's assumptions about market participant assumptions based on the best information available. Assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement:

        Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Fair Value (Continued)

        Level 2—Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

        Level 3—Unobservable inputs for the asset or liability.

        The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2013				As of October 31, 2012
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$2,618	$—	$2,618	$—	$3,641	$—	$3,641
Money market funds	7,818	—	—	7,818	4,630	—	—	4,630
Mutual funds	—	382	—	382	—	469	—	469
Marketable equity securities	7	6	—	13	60	3	—	63
Foreign bonds	8	372	—	380	8	377	—	385
Other debt securities	—	2	37	39	1	—	44	45
Derivatives:
Interest rate contracts	—	162	—	162	—	344	—	344
Foreign exchange contracts	—	523	2	525	—	291	—	291
Other derivatives	—	10	—	10	—	1	—	1

Total Assets	$7,833	$4,075	$39	$11,947	$4,699	$5,126	$44	$9,869

Liabilities
Derivatives:
Interest rate contracts	$—	$144	$—	$144	$—	$29	$—	$29
Foreign exchange contracts	—	421	2	423	—	485	1	486
Other derivatives	—	—	—	—	—	3	—	3

Total Liabilities	$—	$565	$2	$567	$—	$517	$1	$518

        For the three and nine months ended July 31, 2013, there were no transfers between the levels within the fair value hierarchy.

  Valuation Techniques

        Cash Equivalents and Investments:    HP holds time deposits, money market funds, mutual funds, other debt securities primarily consisting of corporate and foreign government notes and bonds, and common stock and equivalents. HP values cash equivalents and equity investments using quoted market prices, alternative pricing sources, including net asset value, or models utilizing market observable

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Fair Value (Continued)

inputs. The fair value of debt instruments were based on quoted market prices or model driven valuations using inputs primarily derived from or corroborated by observable market data, and in certain instances internally developed valuation models that utilize assumptions which cannot be corroborated with observable market data.

        Derivative Instruments:    As discussed in Note 8, HP mainly holds non-speculative forwards, swaps and options to hedge certain foreign currency and interest rate exposures. When prices in active markets are not available for the identical asset or liability, HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign exchange rates, and forward and spot prices for currencies.

  Other Fair Value Disclosures

        Short- and Long-Term Debt:    HP calculates the estimated fair value of its debt primarily using an expected present value technique which is based upon observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considers HP's own credit risk. The portion of HP's fixed-rate debt obligations that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt's carrying value, which includes a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt was approximately $24.8 billion at July 31, 2013, compared to its carrying value of $24.7 billion at that date. The estimated fair value of HP's short- and long-term debt approximated its carrying value of $28.4 billion at October 31, 2012. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

        Other Financial Instruments:    For the balance of HP's financial instruments, primarily accounts receivable, accounts payable and financial liabilities in other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Consolidated Condensed Balance Sheets, these other financial instruments would be classified in Level 3 of the fair value hierarchy.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments at fair value as of July 31, 2013 and October 31, 2012 were as follows:

	July 31, 2013				October 31, 2012
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Cash Equivalents
Time deposits	$2,605	$—	$—	$2,605	$3,633	$—	$—	$3,633
Money market funds	7,818	—	—	7,818	4,630	—	—	4,630
Mutual funds	16	—	—	16	69	—	—	69

Total cash equivalents	10,439	—	—	10,439	8,332	—	—	8,332

Available-for-Sale Investments
Debt securities:
Time deposits	13	—	—	13	8	—	—	8
Foreign bonds	302	78	—	380	303	82	—	385
Other debt securities	55	—	(16)	39	62	—	(17)	45

Total debt securities	370	78	(16)	432	373	82	(17)	438

Equity securities:
Mutual funds	373	—	(7)	366	400	—	—	400
Equity securities in public companies	6	4	(1)	9	50	9	—	59

Total equity securities	379	4	(8)	375	450	9	—	459

Total available-for-sale investments	749	82	(24)	807	823	91	(17)	897

Total cash equivalents and available-for-sale investments	$11,188	$82	$(24)	$11,246	$9,155	$91	$(17)	$9,229

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered to be cash equivalents. Time deposits were primarily issued by institutions outside the United States as of July 31, 2013 and October 31, 2012. The estimated fair values of the available-for-sale investments may not be representative of actual values that will be realized in the future.

        The gross unrealized loss as of July 31, 2013 and October 31, 2012 was due primarily to decline in the fair value of a debt security of $16 million and $17 million, respectively, that has been in a continuous loss position for more than twelve months. HP does not intend to sell this debt security, and it is not likely that HP will be required to sell this debt security prior to the recovery of the amortized cost. HP has evaluated the near-term prospects of its debt and equity investments in a gross unrealized loss positions in relation to the severity and duration of the impairment and considers the decline in market value of these investments to be temporary in nature.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        Contractual maturities of short-term and long-term investments in available-for-sale debt securities were as follows:

	July 31, 2013
	Cost	Estimated Fair Value
	In millions
Due in one to five years	$14	$14
Due in more than five years	356	418

	$370	$432

        Equity securities in privately held companies include cost basis and equity method investments. These amounted to $53 million and $51 million for the periods ended July 31, 2013 and October 31, 2012 and are included in long-term financing receivables and other assets.

  Derivative Financial Instruments

        HP is a global company exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, option contracts, interest rate swaps, and total return swaps, to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. HP does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. HP designates its derivatives as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivatives, on a gross basis, in the Consolidated Condensed Balance Sheets at fair value. HP classifies cash flows from the derivative programs as operating activities in the Consolidated Condensed Statements of Cash Flows.

        As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, HP has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and HP maintains dollar risk limits that correspond to each institution's credit rating and other factors. HP's established policies and procedures for mitigating credit risk include reviewing and establishing limits for credit exposure and periodically re-assessing the creditworthiness of counterparties. Master agreements with counterparties include master netting arrangements as further mitigation of credit exposure to counterparties. These arrangements permit HP to net amounts due from HP to a counterparty with amounts due to HP from the same counterparty.

        To further mitigate credit exposure to counterparties, HP has collateral security arrangements with substantially all of its counterparties. These arrangements require HP to post collateral or to hold collateral from counterparties when derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. Such funds are generally transferred within two business days of the due date. As of July 31, 2013, HP held $177 million of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

collateral and posted $114 million under these collateralized arrangements, of which $101 million was through re-use of counterparty cash collateral and $13 million was in cash. As of October 31, 2012, HP held $198 million of collateral and posted $72 million under these collateralized arrangements, of which $49 million was through re-use of counterparty cash collateral and $23 million in cash.

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

        For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income or loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During the three months ended July 31, 2013, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur. During the nine months ended July 31, 2013 there was no significant impact to results of operations as a result of discontinued cash flow hedges. During the three and nine months ended July 31, 2012, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

	As of July 31, 2013					As of October 31, 2012
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$12,200	$47	$115	$—	$144	$7,900	$43	$276	$—	$—
Cash flow hedges:
Foreign exchange contracts	20,286	175	89	259	47	19,409	160	24	277	79
Net investment hedges:
Foreign exchange contracts	1,885	35	50	12	8	1,683	14	15	36	24

Total derivatives designated as hedging instruments	34,371	257	254	271	199	28,992	217	315	313	103

Derivatives not designated as hedging instruments
Foreign exchange contracts	16,783	134	42	71	26	18,687	61	17	51	19
Interest rate contracts(2)	2,200	—	—	—	—	2,200	25	—	29	—
Other derivatives	335	9	1	—	—	383	1	—	3	—

Total derivatives not designated as hedging instruments	19,318	143	43	71	26	21,270	87	17	83	19

Total derivatives	$53,689	$400	$297	$342	$225	$50,262	$304	$332	$396	$122

(1)
Represents the face amounts of contracts that were outstanding as of July 31, 2013 and October 31, 2012, respectively.

(2)
Represents offsetting swaps acquired through previous business combinations that were not designated as hedging instruments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The before-tax effect of derivative instruments and related hedged items in fair value hedging relationships for the three and nine months ended July 31, 2013 and 2012 were as follows:

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2013	Nine months ended July 31, 2013	Hedged Item	Location	Three months ended July 31, 2013	Nine months ended July 31, 2013
		In millions				In millions
Interest rate contracts	Interest and other, net	$(229)	$(300)	Fixed-rate debt	Interest and other, net	$230	$300

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2012	Nine months ended July 31, 2012	Hedged Item	Location	Three months ended July 31, 2012	Nine months ended July 31, 2012
		In millions				In millions
Interest rate contracts	Interest and other, net	$(10)	$(86)	Fixed-rate debt	Interest and other, net	$13	$93

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2013 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2013	Nine months ended July 31, 2013	Location	Three months ended July 31, 2013	Nine months ended July 31, 2013
	In millions			In millions
Cash flow hedges:
Foreign exchange contracts	$139	$146	Net revenue	$88	$77
Foreign exchange contracts	(11)	(180)	Cost of products	(77)	(107)
Foreign exchange contracts	(28)	(17)	Other operating expenses	1	6
Foreign exchange contracts	16	7	Interest and other, net	9	5

Total cash flow hedges	$116	$(44)		$21	$(19)

Net investment hedges:
Foreign exchange contracts	$81	$64	Interest and other, net	$—	$—

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2012 was as follows:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2012	Nine months ended July 31, 2012	Location	Three months ended July 31, 2012	Nine months ended July 31, 2012
	In millions			In millions
Cash flow hedges:
Foreign exchange contracts	$418	$716	Net revenue	$283	$369
Foreign exchange contracts	22	(39)	Cost of products	(23)	(5)
Foreign exchange contracts	(5)	(9)	Other operating expenses	(2)	(4)
Foreign exchange contracts	17	—	Interest and other, net	21	6

Total cash flow hedges	$452	$668		$279	$366

Net investment hedges:
Foreign exchange contracts	$33	$71	Interest and other, net	$—	$—

        As of July 31, 2013, no portion of the hedging instruments gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. As of July 31, 2012, the portion of hedging instruments gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material for the three and nine months ended July 31, 2013 and July 31, 2012.

        As of July 31, 2013, HP expects to reclassify an estimated net accumulated other comprehensive loss of approximately $83 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three and nine months ended July 31, 2013 and 2012 was as follows:

	Gain (Loss) Recognized in Earnings on Derivatives
	Location	Three months ended July 31, 2013	Nine months ended July 31, 2013
		In millions
Foreign exchange contracts	Interest and other, net	$288	$233
Other derivatives	Interest and other, net	2	12
Interest rate contracts	Interest and other, net	—	3

Total		$290	$248

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

	Gain (Loss) Recognized in Earnings on Derivatives
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

	July 31, 2013	October 31, 2012
	In millions
Minimum lease payments receivable	$7,460	$8,133
Unguaranteed residual value	251	248
Unearned income	(625)	(688)

Financing receivables, gross	7,086	7,693
Allowance for doubtful accounts	(132)	(149)

Financing receivables, net	6,954	7,544
Less current portion	(3,113)	(3,252)

Amounts due after one year, net	$3,841	$4,292

        Operating lease assets included in machinery and equipment were as follows:

	July 31, 2013	October 31, 2012
	In millions
Equipment leased to customers	$3,671	$3,865
Accumulated depreciation	(1,392)	(1,499)

Operating lease assets, net	$2,279	$2,366

        Due to the homogenous nature of its leasing transactions, HP manages its financing receivables on an aggregate basis when assessing and monitoring credit risk. Credit risk is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

industries and geographical regions. HP evaluates the credit quality of an obligor at lease inception and monitors that credit quality over the term of a transaction. HP assigns risk ratings to each lease based on the creditworthiness of the obligor and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease, and the inclusion of guarantees, letters of credit, security deposits or other credit enhancements.

        The credit risk profile of gross financing receivables, based on internally assigned ratings, was as follows:

	July 31, 2013	October 31, 2012
	In millions
Risk Rating
Low	$3,942	$4,461
Moderate	3,026	3,151
High	118	81

Total	$7,086	$7,693

        Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB- or higher, while accounts rated moderate risk generally have the equivalent of BB+ or lower. HP classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes that there is a near-term risk of impairment.

        The allowance for doubtful accounts is comprised of a general reserve and a specific reserve. HP maintains general reserve percentages on a regional basis and bases such percentages on several factors, including consideration of historical credit losses and portfolio delinquencies, trends in the overall weighted-average risk rating of the portfolio, current economic conditions and information derived from competitive benchmarking. HP excludes accounts evaluated as part of the specific reserve from the general reserve analysis. HP establishes a specific reserve for leases with identified exposures, such as customer defaults, bankruptcy or other events, that make it unlikely that HP will recover its investment in the lease. For individually evaluated receivables, HP determines the expected cash flow for the receivable, which includes consideration of estimated proceeds from disposition of the collateral, and calculates an estimate of the potential loss and the probability of loss. For those accounts where a loss is probable, HP records a specific reserve. HP generally records a write-off or specific reserve when an account reaches 180 days past due, or sooner if HP determines that the account is not collectible.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

        The allowance for doubtful accounts and the related financing receivables were as follows:

Nine months ended July 31, 2013
In millions
Allowance for doubtful accounts
Balance, beginning of period	$149
Change in estimates	22
Deductions, net of recoveries	(39)

Balance, end of period	$132

	July 31, 2013	October 31, 2012
	In millions
Allowance for financing receivables collectively evaluated for loss	$92	$104
Allowance for financing receivables individually evaluated for loss	40	45

Total	$132	$149

Gross financing receivables collectively evaluated for loss	$6,662	$7,355
Gross financing receivables individually evaluated for loss	424	338

Total	$7,086	$7,693

Gross financing receivables on non-accrual status	$251	$225
Gross financing receivables 90 days past due and still accruing interest	173	113

Total	$424	$338

        HP considers a financing receivable to be past due when the minimum payment is not received by the contractually specified due date. HP generally places financing receivables on non-accrual status (suspension of interest accrual) and considers such receivables to be non-performing at the earlier of the time at which full payment of principal and interest becomes doubtful or the receivable becomes contractually 90 days past due. Subsequently, HP may recognize revenue on non-accrual financing receivables as payments are received (i.e., on a cash basis) if HP deems the recorded financing receivable to be fully collectible; however, if there is doubt regarding the ultimate collectability of the recorded financing receivable, HP applies all cash receipts to reduce the carrying value of the financing receivable (i.e., the cost recovery method). In certain circumstances, such as when HP deems a delinquency to be of an administrative nature, financing receivables may accrue interest after they reach 90 days past due. The non-accrual status of a financing receivable may not impact a customer's risk rating. After all of a customer's delinquent principal and interest balances are settled, HP may return the related financing receivable to accrual status.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Guarantees

  Guarantees and Indemnifications

        In the ordinary course of business, HP may provide certain clients with subsidiary performance guarantees and/or financial performance guarantees, which may be backed by standby letters of credit or surety bonds. In general, HP would be liable for the amounts of these guarantees in the event HP or HP's subsidiaries' non-performance permits termination of the related contract by the client, the likelihood of which HP believes is remote. HP believes it is in compliance with the performance obligations under all material service contracts for which there is a performance guarantee.

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

        The changes in HP's aggregate product warranty liabilities for the nine months ended July 31, 2013 were as follows:

In millions
Product warranty liability at October 31, 2012	$2,170
Accruals for warranties issued	1,493
Adjustments related to pre-existing warranties (including changes in estimates)	(4)
Settlements made (in cash or in kind)	(1,629)

Product warranty liability at July 31, 2013	$2,030

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	July 31, 2013		October 31, 2012
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$6,907	2.6%	$5,744	1.6%
Commercial paper(1)	293	0.4%	365	0.9%
Notes payable to banks, lines of credit and other(1)	424	1.3%	538	2.3%

	$7,624		$6,647

(1)
Commercial paper includes $293 million and $365 million and Notes payable to banks, lines of credit and other includes $350 million and $465 million at July 31, 2013 and October 31, 2012, respectively, of borrowing and funding related activity associated with HP Financial Services ("HPFS") and its subsidiaries.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	July 31, 2013	October 31, 2012
	In millions
U.S. Dollar Global Notes
2006 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	$499	$499
$1,500 issued at discount to par at a price of 99.921% in March 2008 at 4.5%, paid March 2013	—	1,500
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, due March 2014	1,999	1,998
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500
2009 Shelf Registration Statement:
$1,100 issued at discount to par at a price of 99.921% in September 2010 at 1.25%, due September 2013	1,100	1,100
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, due September 2015	1,100	1,100
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015	650	650
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	1,348	1,348
$1,750 issued at par in May 2011 at three month USD LIBOR plus 0.28%, paid May 2013	—	1,750
$500 issued at par in May 2011 at three month USD LIBOR plus 0.4%, due May 2014	500	500
$500 issued at discount to par at a price of 99.971% in May 2011 at 1.55%, due May 2014	500	500
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	1,000
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, due March 2015	750	750
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016	1,298	1,298
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	998

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

	July 31, 2013	October 31, 2012
	In millions
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,198	1,198
$350 issued at par in September 2011 at three-month USD LIBOR plus 1.55%, due September 2014	350	350
$650 issued at discount to par at a price of 99.946% in December 2011 at 2.625%, due December 2014	650	650
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016	849	849
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,496	1,496
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, due September 2017	1,500	1,500
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499

	21,783	25,031

EDS Senior Notes
$1,100 issued June 2003 at 6.0%, paid August 2013	1,100	1,109
$300 issued October 1999 at 7.45%, due October 2029	314	314

	1,414	1,423

Other, including capital lease obligations, at 0.00%-8.39%, due in calendar years 2014-2024(1)	710	680
Fair value adjustment related to hedged debt	124	399
Less: current portion	(6,907)	(5,744)

Total long-term debt	$17,124	$21,789

(1)
Other, including capital lease obligations includes $257 million and $225 million at July 31, 2013 and October 31, 2012, respectively, of borrowing and funding related activity associated with HPFS and its subsidiaries.

        As disclosed in Note 8, HP uses interest rate swaps to mitigate interest rate risk in connection with certain fixed-rate global notes in order to achieve primarily U.S. dollar LIBOR-based floating interest expense. The interest rates in the table above have not been adjusted to reflect the impact of any interest rate swaps.

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

        HP's Board of Directors has authorized the issuance of up to $16.0 billion in aggregate principal amount of commercial paper by HP. HP's subsidiaries are authorized to issue up to an additional $1.0 billion in aggregate principal amount of commercial paper. HP maintains two commercial paper programs, and a wholly owned subsidiary maintains a third program. HP's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $16.0 billion. HP's euro commercial paper program, which was established in September 2012, provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $16.0 billion authorized by HP's Board of Directors. The HP subsidiary's Euro Commercial Paper/Certificate of Deposit Programme provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $500 million.

        HP maintains senior unsecured committed credit facilities primarily to support the issuance of commercial paper. HP has a $3.0 billion five-year credit facility that expires in March 2017 and a $4.5 billion four-year credit facility that expires in February 2015. Both facilities support the U.S. commercial paper program and the euro commercial paper program. In addition, the five-year credit facility was amended in September 2012 to permit borrowings in euros and British pounds, with the amounts available in euros and pounds being limited to the U.S. dollar equivalent of $2.2 billion and $300 million, respectively. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. HP's ability to have an outstanding U.S. commercial paper balance that exceeds the $7.5 billion supported by these credit facilities is subject to a number of factors, including liquidity conditions and business performance.

        Within Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of July 31, 2013 and October 31, 2012, the carrying value of the assets approximated the carrying value of the borrowings of $234 million and $225 million, respectively.

        As of July 31, 2013, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2012 Shelf Registration Statement. As of that date, HP also had up to $17.6 billion of available borrowing resources, including $16.2 billion in available capacity under its commercial paper programs and $1.4 billion relating to uncommitted lines of credit. The extent to which HP is able to utilize the 2012 Shelf Registration Statement and the commercial paper programs as sources of liquidity at any given time is subject to a number of factors, including market demand for HP securities and commercial paper, HP's financial performance, HP's credit ratings and market conditions generally.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

        Interest expense on borrowings was as follows:

	Three months ended July 31		Nine months ended July 31
	2013	2012	2013	2012
	In millions
Financing interest	$77	$80	$238	$238
Interest expense	107	141	332	379

Total interest expense	$184	$221	$570	$617

Note 12: Income Taxes

  Provision for taxes

        HP's effective tax rate was 18.7% and 2.2% for the three months ended July 31, 2013 and 2012, respectively, and 21.1% and (10.3)% for the nine months ended July 31, 2013 and 2012, respectively. HP's effective tax rate increased in the three and nine month periods ended July 31, 2013 due primarily to the absence of net tax effects in the current period resulting from the impairment of goodwill and purchased intangible assets and lower restructuring charges. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all of such earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

        In the three months ended July 31, 2013, HP recorded discrete items resulting in a net tax charge of $63 million, which included tax benefits of $13 million on restructuring and acquisition-related charges and tax charges of $76 million for various adjustments to estimated tax provisions, uncertain tax benefits and valuation allowances of U.S. and foreign jurisdictions. In the nine months ended July 31, 2013, HP recorded discrete items resulting in a net tax benefit of $40 million, which included tax benefits of $76 million on restructuring and acquisition-related charges and tax benefits of $64 million for various adjustments to estimated tax provisions, uncertain tax benefits and valuation allowances of U.S. and foreign jurisdictions. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law. In the first quarter of fiscal 2013, HP recorded a tax benefit of $50 million arising from the retroactive research and development credit provided by that legislation. HP also recorded a tax charge of $150 million in the first quarter of fiscal 2013 related to a past uncertain tax position, increasing the effective tax rate.

        In the three and nine months ended July 31, 2012, HP recorded discrete items with a net tax benefit of $670 million and $744 million, respectively, decreasing the effective tax rate. These amounts included net tax benefits of $564 million and $614 million from restructuring and acquisition charges recorded for the three and nine months ended July 31, 2012, respectively. Also included in the three and nine months ended July 31, 2012 was an $823 million discrete income tax charge to record U.S. valuation allowances on certain deferred tax assets related to the enterprise services business. The U.S. enterprise services business files a U.S. tax return separate from HP. As a result of the 2012 restructuring plan costs accompanied by market conditions and business trends, HP recognized a valuation allowance for the net deferred tax assets of the U.S. enterprise services business. In addition,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Income Taxes (Continued)

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

        As of July 31, 2013, the amount of gross unrecognized tax benefits was $3.0 billion, of which up to $1.6 billion would affect HP's effective tax rate if realized. HP recognizes interest income from favorable settlements and income tax receivables and interest expense and penalties accrued on unrecognized tax benefits within income tax expense. As of July 31, 2013, HP had accrued a net payable of $169 million for interest and penalties.

        HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any Internal Revenue Service audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be decreased by an amount up to $129 million within the next 12 months.

        In the Consolidated Condensed Financial Statements, current and long-term deferred tax assets and deferred tax liabilities are presented as follows:

	July 31, 2013	October 31, 2012
	In millions
Current deferred tax assets	$3,841	$3,783
Current deferred tax liabilities	(324)	(230)
Long-term deferred tax assets	1,541	1,581
Long-term deferred tax liabilities	(3,582)	(2,948)

Net deferred tax position	$1,476	$2,186

Note 13: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the three months ended July 31, 2013, HP executed share repurchases which were settled for $3 million. In the nine months ended July 31, 2013, HP executed share repurchases of 56 million shares which were settled for $1.1 billion. HP paid approximately $365 million in connection with repurchases of 16 million shares during the three months ended July 31, 2012 and paid $1.5 billion in connection with repurchases of approximately 59 million shares in the first nine months of fiscal 2012. As of July 31, 2013, HP had remaining authorization of $8.1 billion for future share repurchases.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

  Taxes related to Other Comprehensive Income/Loss

	Three months ended July 31		Nine months ended July 31
	2013	2012	2013	2012
	In millions
Tax benefit (expense) on change in unrealized gains/losses on available-for-sale securities:
Tax benefit (expense) on unrealized gains/losses arising during the period	$27	$(2)	$(11)	$3
Tax expense (benefit) on gains/losses reclassified into earnings	—	—	—	—

	27	(2)	(11)	3

Tax (expense) benefit on change in unrealized gains/losses on cash flow hedges:
Tax (expense) benefit on unrealized gains/losses arising during the period	(14)	(157)	46	(249)
Tax (benefit) expense on gains/losses reclassified into earnings	(4)	91	(11)	128

	(18)	(66)	35	(121)

Tax (expense) benefit on change in unrealized components of defined benefit plans:
Tax (expense) benefit on net losses arising during the period	(8)	6	(8)	30
Tax expense (benefit) on amortization of actuarial loss and prior service benefit	10	(7)	(11)	(23)
Tax (expense) benefit on curtailments, settlements and other	(3)	2	(4)	(62)

	(1)	1	(23)	(55)

Tax benefit (expense) on change in cumulative translation adjustment	—	43	22	5

Tax benefit (expense) on other comprehensive income/loss	$8	$(24)	$23	$(168)

  Components of accumulated other comprehensive loss, net of taxes:

	July 31, 2013	October 31, 2012
	In millions
Net unrealized gain on available-for-sale securities	$60	$87
Net unrealized loss on cash flow hedges	(89)	(99)
Unrealized components of defined benefit plans	(4,812)	(5,090)
Cumulative translation adjustment	(592)	(457)

Accumulated other comprehensive loss	$(5,433)	$(5,559)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit (credit) costs were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2013	2012	2013	2012	2013	2012
	In millions
Service cost	$1	$1	$83	$72	$2	$2
Interest cost	140	140	166	170	8	9
Expected return on plan assets	(211)	(198)	(247)	(201)	(8)	(9)
Amortization and deferrals:
Actuarial loss (gain)	19	11	82	57	—	(1)
Prior service benefit	—	—	(7)	(6)	(16)	(20)

Net periodic benefit (credit) cost	(51)	(46)	77	92	(14)	(19)
Curtailment gain	—	—	—	—	—	(4)
Settlement loss	1	5	11	—	—	—
Special termination benefits	—	833	7	—	—	227

Net benefit (credit) cost	$(50)	$792	$95	$92	$(14)	$204

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2013	2012	2013	2012	2013	2012
	In millions
Service cost	$1	$1	$253	$219	$5	$6
Interest cost	420	424	507	519	23	26
Expected return on plan assets	(634)	(594)	(754)	(614)	(25)	(28)
Amortization and deferrals:
Actuarial loss (gain)	58	32	254	177	—	(3)
Prior service benefit	—	—	(20)	(18)	(50)	(63)

Net periodic benefit (credit) cost	(155)	(137)	240	283	(47)	(62)
Curtailment gain	—	—	—	—	(7)	(4)
Settlement loss (gain)	9	5	11	(20)	—	—
Special termination benefits	—	833	12	2	—	227

Net benefit (credit) cost	$(146)	$701	$263	$265	$(54)	$161

Employer Contributions and Funding Policy

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2012 that it expected to contribute in fiscal 2013 approximately $674 million to its non-U.S. pension plans and approximately $33 million to cover benefit payments to U.S. non-qualified plan participants. HP expected to pay approximately $124 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans (Continued)

        During the nine months ended July 31, 2013, HP made $544 million of contributions to its non-U.S. pension plans, paid $42 million to cover benefit payments to U.S. non-qualified plan participants, and paid $72 million to cover benefit claims under HP's post-retirement benefit plans. During the remainder of fiscal 2013, HP anticipates making additional contributions of approximately $112 million to its non-U.S. pension plans and approximately $9 million to its U.S. non-qualified plan participants and expects to pay approximately $52 million to cover benefit claims under HP's post-retirement benefit plans.

        HP's pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Differences between expected and actual returns on investments are reflected as unrecognized gains or losses, and such gains or losses are amortized to income in future periods. A deterioration in the funded status of a plan could result in a need for additional company contributions or an increase in post-retirement expense in future periods. Asset gains or losses are determined at the measurement date and amortized over the remaining service life for active plans or the life expectancy of plan participants for frozen plans.

Note 15: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has adequate provisions for any such matters, and, as of July 31, 2013, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the amounts already recognized in HP's financial statements. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Litigation, Proceedings and Investigations

        Copyright Levies.    As described below, proceedings are ongoing or have been concluded involving HP in certain European Union ("EU") member countries, including litigation in Germany, Belgium and Austria, seeking to impose or modify levies upon equipment (such as multifunction devices ("MFDs"), personal computers ("PCs") and printers) and alleging that these devices enable producing private copies of copyrighted materials. Descriptions of some of the ongoing proceedings are included below. The levies are generally based upon the number of products sold and the per-product amounts of the levies, which vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries have phased out levies or are expected to limit the scope of levy schemes and applicability in the digital hardware environment, particularly with respect to sales to business users. HP, other companies and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under the existing law. The court issued a written decision on January 25, 2008, and VG Wort subsequently filed an application with the German Federal Supreme Court under Section 321a of the German Code of Civil Procedure contending that the court did not consider their arguments. On May 9, 2008, the German Federal Supreme Court denied VG Wort's application. VG Wort appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. On September 21, 2010, the Constitutional Court published a decision holding that the German Federal Supreme Court erred by not referring questions on interpretation of German copyright law to the Court of Justice of the European Union ("CJEU") and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing with other cases relating to reprographic levies on printers and PCs to be held on October 31, 2013, which will be followed by a decision.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Technology Solutions GmbH ("Fujitsu") in the Munich Civil Court in Munich, Germany seeking levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against Fujitsu. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that Fujitsu must pay €12 plus compound interest for each PC sold in Germany since March 2001. Fujitsu appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. Fujitsu filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, not subject to the levies on photocopiers established by that law. VG Wort subsequently filed a claim with the German Federal Constitutional Court challenging that ruling. In January 2011, the Constitutional Court published a decision holding that the German Federal Supreme Court decision was inconsistent with the German Constitution and revoking the German Federal Supreme Court decision. The Constitutional Court remitted the matter to the German Federal Supreme Court for further action. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing with other cases relating to reprographic levies on printers to be held on October 31, 2013, which will be followed by a decision.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

        Reprobel, a cooperative society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, requested HP by extra-judicial means to amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the French-speaking chambers of the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that copyright levies payable on such MFDs must be assessed based on the copying speed when operated in the normal print mode set by default in the device. On November 16, 2012, the court issued a decision holding that Belgium law is not in conformity with EU law in a number of respects and ordered that, by November 2013, Reprobel substantiate that the amounts claimed by Reprobel are commensurate with the harm resulting from legitimate copying under the reprographic exception. HP subsequently appealed that court decision to the Courts of Appeal in Brussels seeking to confirm that the Belgian law is not in conformity with EU law and that, if Belgian law is interpreted in a manner consistent with EU law, no payments by HP are required or, alternatively, the payments already made by HP are sufficient to comply with its obligations under Belgian law. Hearings on the appeal are scheduled to be held in mid-September 2013.

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

        Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit filed against HP on June 14, 2004 that is pending in state court in Santa Clara County, California. The lawsuit alleges that Intel Corporation ("Intel") concealed performance problems related to the Intel Pentium 4 processor by, among others things, the manipulation of performance benchmarks. The lawsuit alleges that HP aided and abetted Intel's allegedly unlawful conduct. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs. On April 19, 2012, the court issued an order granting in part and denying in part the plaintiffs' motion to certify a nationwide class asserting claims under the California Unfair Competition Law. As to Intel, the court certified a nationwide class excluding residents of Illinois. As to HP, the court certified a class limited to California residents who purchased their computers "from HP" for "personal, family or household use." As required by the same order, the plaintiffs filed an amended complaint that limits their claims against HP to a California class while reserving the right to seek additional state-specific subclasses as to HP. On May 9, 2013, the court entered an agreed order staying all claims against HP pending resolution of plaintiffs' claims against Intel.

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

        On August 25, 2010, HP and the plaintiffs in In re HP Inkjet Printer Litigation, Blennis v. HP and Rich v. HP entered into an agreement to settle those lawsuits on behalf of the proposed classes. Under the terms of the settlement, the lawsuits were consolidated, and eligible class members each have the right to obtain e-credits not to exceed $5 million in the aggregate for use in purchasing printers or printer supplies through HP's website. As part of the settlement, HP also agreed to provide class members with additional information regarding HP inkjet printer functionality and to change the content of certain software and user guide messaging provided to users regarding the life of inkjet printer cartridges. In addition, the settlement provides for class counsel and the class representatives to be paid attorneys' fees and expenses and stipends. On March 29, 2011, the court granted final approval of the settlement. On April 27, 2011, certain class members who objected to the settlement filed an appeal in the United States Court of Appeals for the Ninth Circuit of the court's order granting final approval of the settlement. On May 15, 2013, the United States Court of Appeals for the Ninth Circuit reversed the District Court's grant of final approval of the settlement on the grounds that the District Court did not properly calculate attorneys' fees. On July 17, 2013, the Ninth Circuit Court of Appeals remanded the case to the District Court for further proceedings.

        Fair Labor Standards Act Litigation.    HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of EDS or HP have been misclassified as exempt employees under the Fair Labor Standards Act and/or in violation of the California Labor Code or other state laws. Those matters include the following:

  •
  Cunningham and Cunningham, et al. v. Electronic Data Systems Corporation is a purported collective action filed on May 10, 2006 in the United States District Court for the Southern District of New York claiming that current and former EDS employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. Another purported collective action, Steavens, et al. v. Electronic Data SystemsCorporation, which was filed on

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    October 23, 2007, is also now pending in the same court alleging similar facts. The Steavens case has been consolidated for pretrial purposes with the Cunningham case. On December 14, 2010, the court granted conditional certification of a class consisting of employees in 20 legacy EDS job codes in the consolidated Cunningham and Steavens matter. Approximately 2,600 current and former EDS employees have filed consents to opt in to the litigation. Plaintiffs had alleged separate "opt-out" classes based on the overtime laws of the states of California, Washington, Massachusetts and New York, but plaintiffs have dismissed those claims.

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

  •
  Blake, et al. v. Hewlett-Packard Company is a purported nationwide collective action filed on February 17, 2011 in the United States District Court for the Southern District of Texas claiming that a class of information technology support personnel were misclassified as exempt employees under the Fair Labor Standards Act. On February 10, 2012, plaintiffs filed a motion requesting that the court conditionally certify the case as a collective action. On July 11, 2013, the court denied plaintiffs' motion for conditional certification in its entirety. Only one opt-in plaintiff had joined the named plaintiff in the lawsuit at the time that the motion was filed.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

        State of South Carolina Department of Social Services Contract Dispute.    In October 2012, the State of South Carolina Department of Social Services and related government agencies ("SCDSS") filed a proceeding before South Carolina's Chief Procurement Officer ("CPO") against Hewlett-Packard State & Local Enterprise Services, Inc., a subsidiary of HP ("HPSLES"). The dispute arises from a contract between SCDSS and HPSLES for the design, implementation and maintenance of a Child Support Enforcement and a Family Court Case Management System (the "CFS System"). SCDSS seeks aggregate damages of approximately $200 million, a declaration that HPSLES is in material breach of the contract and, therefore, that termination for cause by SCDSS would be appropriate, and a declaration that HPSLES is required to perform certain additional disputed work that expands the scope of the original contract. In November 2012, HPSLES filed responsive pleadings asserting defenses and seeking payment of past-due invoices totaling more than $12 million. On July 10, 2013, SCDSS terminated the contract with HPSLES for cause, and, in its termination notice, SCDSS asserted that HPSLES is responsible for all future federal penalties until the CFS System achieves federal certification, sought an order requiring HPSLES to transfer to SCDSS all work completed and in progress, and indicated that it intends to seek suspension and debarment of HPSLES from contracting with the State of South Carolina. HPSLES is disputing the termination as improper and defective. In addition, on August 9, 2013, HPSLES filed its own affirmative claim within the proceeding alleging that SCDSS materially breached the contract by its improper termination and that SCDSS was a primary and material cause of the project delays. The CPO has scheduled a hearing for October 21, 2013 to consider the issues raised in the parties' pleadings. Pending resolution of the contract controversies, the parties are disputing the extent of HPSLES's transition obligations.

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

        Russia GPO and Other FCPA Investigations.    The German Public Prosecutor's Office ("German PPO") has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the General Prosecutor's Office of the Russian Federation. The approximately €35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network. The German PPO has issued an indictment of four individuals, including one current and two former HP employees, on charges including bribery, breach of trust and tax evasion. The German PPO has also asked that HP be made an associated party to the case, and, if the German PPO's request is granted, HP would participate in any portion of the court proceedings that could ultimately bear on the question of whether HP should be subject to potential disgorgement of profits based on the conduct of the indicted current and former employees.

        The U.S. Department of Justice and the SEC have been conducting an investigation into the Russia GPO deal and potential violations of the Foreign Corrupt Practices Act ("FCPA"). The agencies, as well as the Polish Central Anti-Corruption Bureau, are also conducting investigations into potential FCPA violations by an employee of Hewlett-Packard Polska Sp. z o.o., an indirect subsidiary of HP, in connection with certain public sector transactions in Poland. In addition, the agencies are conducting investigations into certain other public-sector transactions in Russia, Poland, the Commonwealth of Independent States, and Mexico, among other countries.

        Under the FCPA, a person or an entity could be subject to fines, civil penalties of up to $725,000 per violation and equitable remedies, including disgorgement of profits, pre-judgment interest and other injunctive relief. In addition, criminal penalties could range from the greater of $25 million per violation or twice the gross pecuniary gain or loss from the violation.

        HP is cooperating with these investigating agencies.

        ECT Proceedings.    In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified HP that it had initiated administrative proceedings against an HP subsidiary in Brazil ("HP Brazil") to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP it had decided to apply the penalties against HP Brazil, suspending HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP appealed ECT's decision. In April 2013, ECT rejected HP's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP filed a civil action against ECT seeking to have its decision revoked. HP also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case. The court of first instance has not issued a decision on the merits of the case, but it has denied HP's request for injunctive relief. HP appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

sanctions until a final ruling on the merits of the case. HP expects the court of first instance to issue a decision on the merits of the case during 2013 and any appeal on the merits to last several years.

        Stockholder Litigation.    As described below, HP is involved in various stockholder litigation commenced against certain current and former HP executive officers and/or certain current and former members of the HP Board of Directors in which the plaintiffs are seeking to recover damages related to HP's allegedly inflated stock price, certain compensation paid by HP to the defendants, other damages and/or injunctive relief:

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

  •
  A.J. Copeland v. Raymond J. Lane, et al. is a lawsuit filed on March 7, 2011 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's alleged violations of the FCPA, HP's severance payments made to Mr. Hurd, and HP's acquisition of 3PAR Inc. The lawsuit also alleges violations of Section 14(a) of the Exchange Act in connection with HP's 2010 and 2011 proxy statements. On February 8, 2012, the defendants filed a motion to dismiss the lawsuit. On October 10, 2012, the Court granted the defendants' motion to dismiss with leave to file an amended complaint. On November 1, 2012, plaintiff filed an amended complaint adding an unjust enrichment claim and claims that the defendants violated Section 14(a) of the Exchange Act and breached their fiduciary duties in connection with HP's 2012 proxy statement. On December 13, 14 and 17, 2012, the defendants moved to dismiss the amended complaint. On December 28, 2012, plaintiff moved for leave to file a third amended complaint. On May 6, 2013, the court denied the motion for leave to amend, granted the motions to dismiss with prejudice and entered judgment in the defendants' favor. On May 31, 2013, plaintiff filed an appeal with the United States Court of Appeals for the Ninth Circuit.

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

  •
  Ernesto Espinoza v. Léo Apotheker, et al. and Larry Salat v. Léo Apotheker, et al. are consolidated lawsuits filed on September 21, 2011 in the United States District Court for the Central District of California alleging, among other things, that the defendants violated Section 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched when they authorized HP's repurchase of its own stock on August 29, 2010 and July 21, 2011. These lawsuits were previously stayed pending developments in the Gammel matter, but those stays have been lifted.

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

  •
  Cement & Concrete Workers District Council Pension Fund v. Hewlett-Packard Company, et al. is a putative securities class action filed on August 3, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from November 13, 2007 to August 6, 2010 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making statements regarding HP's Standards of Business Conduct ("SBC") that were false and misleading because Mr. Hurd, who was serving as HP's Chairman and Chief Executive Officer during that period, had been violating the SBC and concealing his misbehavior in a manner that jeopardized his continued employment with HP. On February 7, 2013, the defendants moved to dismiss the amended complaint. On August 9, 2013, the court granted the defendants' motion to dismiss with leave to amend the complaint by September 9, 2013.

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

  •
  In re HP Securities Litigation consists of two consolidated putative class actions filed on November 26 and 30, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 19, 2011 to November 20, 2012, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging that, during that same period, all of the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5(b) by concealing material information and making false statements related to HP's acquisition of Autonomy and that certain defendants violated SEC Rule 10b-5(a) and (c) by engaging in a "scheme" to defraud investors. On July 2, 2013, HP filed a motion to dismiss the lawsuit.

  •
  In re Hewlett-Packard Shareholder Derivative Litigation consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP's acquisition of Autonomy and Autonomy's IDOL technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in "abuse of control" over HP and corporate waste and were unjustly enriched. The litigation was stayed by agreement until July 31, 2013. On July 30, 2013, HP filed a motion to further stay the litigation until HP's Board of Directors decides whether to pursue any of the claims asserted in the litigation or the court rules on HP's motion to dismiss the consolidated complaint in the In re HP Securities Litigation matter. The court has not yet ruled on that motion.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

  •
  In re HP ERISA Litigation consists of three consolidated putative class actions filed beginning on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 18, 2011 to November 22, 2012, the defendants breached their fiduciary obligations to HP's 401(k) Plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of the Employee Retirement Income Security Act of 1974, as amended, by concealing negative information regarding the financial performance of Autonomy and HP's enterprise services business and by failing to restrict participants from investing in HP stock. On August 16, 2013, HP filed a motion to dismiss the lawsuit.

  •
  Vincent Ho v. Margaret C. Whitman, et al. is a lawsuit filed on January 22, 2013 in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. On April 22, 2013, the court stayed the lawsuit pending resolution of the In re Hewlett-Packard Shareholder Derivative Litigation matter in federal court. Two additional derivative actions, James Gould v. Margaret C. Whitman, et al. and Leroy Noel v. Margaret C. Whitman, et al., were filed in California Superior Court on July 26, 2013 and August 16, 2013, respectively, containing substantially similar allegations and seeking substantially similar relief.

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

        The Printing and Personal Systems Group's mission is to leverage the respective strengths of the Personal Systems business and the Printing business in creating a unified business that is customer-

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

focused and poised to capitalize on rapidly shifting industry trends. Each of the business segments within PPS is described in detail below.

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

  •
  Industry Standard Servers offers ProLiant servers, running primarily Windows, Linux and virtualization platforms from software providers, such as Microsoft Corporation and VMware, Inc., and open sourced software from other major vendors while leveraging Intel Corporation and Advanced Micro Devices, Inc. x86 processors. The business spans a range of server product lines, including pedestal-tower, traditional rack, density-optimized rack, blades as well as solutions for large, distributed computing companies (Hyperscale class) who buy and deploy nodes at a massive scale. HP recently launched its new HP Moonshot servers that deliver reductions in cost, space, energy and complexity.

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

        Selected operating results information for each business segment was as follows for the three months ended July 31:

	Printing and Personal Systems
	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
	In millions
2013
Net revenue	$7,441	$5,752	$6,567	$5,714	$884	$863	$5	$27,226
Intersegment net revenue and other	263	51	219	129	98	16	—	776

Total segment net revenue	$7,704	$5,803	$6,786	$5,843	$982	$879	$5	$28,002

Earnings (loss) from operations	$228	$908	$1,033	$192	$201	$99	$(58)	$2,603

2012
Net revenue	$8,388	$5,956	$7,222	$6,271	$893	$928	$11	$29,669
Intersegment net revenue and other	248	61	270	126	80	7	—	792

Total segment net revenue	$8,636	$6,017	$7,492	$6,397	$973	$935	$11	$30,461

Earnings (loss) from operations	$405	$949	$1,284	$240	$175	$97	$(57)	$3,093

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        Selected operating results information for each business segment was as follows for the nine months ended July 31:

	Printing and Personal Systems
	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
	In millions
2013
Net revenue	$22,806	$17,669	$19,979	$17,395	$2,624	$2,675	$19	$83,167
Intersegment net revenue and other	686	141	610	366	225	42	—	2,070

Total segment net revenue	$23,492	$17,810	$20,589	$17,761	$2,849	$2,717	$19	$85,237

Earnings (loss) from operations	$690	$2,819	$3,199	$424	$538	$297	$(179)	$7,788

2012
Net revenue	$26,271	$18,250	$21,423	$18,905	$2,672	$2,830	$47	$90,398
Intersegment net revenue and other	727	157	897	352	217	23	1	2,374

Total segment net revenue	$26,998	$18,407	$22,320	$19,257	$2,889	$2,853	$48	$92,772

Earnings (loss) from operations	$1,380	$2,518	$3,965	$622	$509	$284	$(155)	$9,123

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended July 31		Nine months ended July 31
	2013	2012	2013	2012
	In millions
Net revenue:
Segment total	$28,002	$30,461	$85,237	$92,772
Elimination of intersegment net revenue and other	(776)	(792)	(2,070)	(2,374)

Total HP consolidated net revenue	$27,226	$29,669	$83,167	$90,398

Earnings before taxes:
Total segment earnings from operations	$2,603	$3,093	$7,788	$9,123
Corporate and unallocated costs and eliminations	(200)	(314)	(488)	(668)
Unallocated costs related to stock-based compensation expense	(107)	(150)	(398)	(494)
Amortization of purchased intangible assets	(356)	(476)	(1,056)	(1,412)
Impairment of goodwill and purchased intangible assets	—	(9,188)	—	(9,188)
Restructuring charges	(81)	(1,795)	(619)	(1,888)
Acquisition-related charges	(4)	(3)	(19)	(42)
Interest and other, net	(146)	(224)	(518)	(688)

Total HP consolidated earnings (loss) before taxes	$1,709	$(9,057)	$4,690	$(5,257)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        In connection with certain fiscal 2013 organizational realignments, HP reclassified total assets between its EG and ES financial reporting segments. Following the realignments, the total assets of EG and ES were $30.9 billion and $16.4 billion, respectively, as of October 31, 2012. There have been no material changes to the total assets of HP's individual segments since October 31, 2012.

  Net revenue by segment and business unit

	Three months ended July 31		Nine months ended July 31
	2013	2012	2013	2012
	In millions
Net revenue:
Notebooks	$3,722	$4,416	$11,568	$14,258
Desktops	3,147	3,486	9,571	10,519
Workstations	537	526	1,593	1,598
Other	298	208	760	623

Personal Systems	7,704	8,636	23,492	26,998

Supplies	3,839	4,005	11,854	12,144
Commercial Hardware	1,399	1,445	4,151	4,413
Consumer Hardware	565	567	1,805	1,850

Printing	5,803	6,017	17,810	18,407

Printing and Personal Systems Group	13,507	14,653	41,302	45,405

Industry Standard Servers	2,851	3,187	8,651	9,445
Technology Services	2,174	2,349	6,689	6,948
Storage	833	924	2,523	2,869
Networking	644	647	1,870	1,847
Business Critical Systems	284	385	856	1,211

Enterprise Group	6,786	7,492	20,589	22,320

Infrastructure Technology Outsourcing	3,662	3,934	11,119	11,868
Application and Business Services	2,181	2,463	6,642	7,389

Enterprise Services	5,843	6,397	17,761	19,257

Software	982	973	2,849	2,889
HP Financial Services	879	935	2,717	2,853
Corporate Investments	5	11	19	48

Total segments	28,002	30,461	85,237	92,772

Eliminations of intersegment net revenue and other	(776)	(792)	(2,070)	(2,374)

Total HP consolidated net revenue	$27,226	$29,669	$83,167	$90,398

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

        We are currently focused on the following initiatives:

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

  Addressing the Challenges Facing Our Business

        Our business has experienced a multi-quarter decline in revenue and operating margins, and we are working to restore growth to all of our businesses and to do so profitably. This decline in financial performance reflects a series of challenges facing our business. We are addressing many of these challenges through increased focus, better execution, operational improvements, the implementation of cost reduction and efficiency initiatives, and, most importantly, superior products, services and solutions. Many of those challenges relate to structural and operational issues. For example, we are working to align our costs with our revenue trajectory; we are addressing our underinvestment in research and development ("R&D") and in our internal IT systems in recent years, which has made us less competitive, effective and efficient; we are implementing the data gathering and reporting tools and systems needed to track and report on all key business performance metrics so as to most effectively manage a company of our size, scale and diversity; and we are rebuilding our business relationships with our channel partners. Our execution challenges include, among other things, continuing to pursue new product innovation with a view towards developing new products aligned with market demand and industry trends, addressing business model and go-to-market execution challenges, strengthening our capabilities in our areas of strategic focus, and developing and capitalizing on market opportunities. In addition, we are facing dynamic market trends, such as weak demand in the PC market, the growth of mobility and the market shift towards tablet products within mobility, the increasing demand for hyperscale computing infrastructure, the shift to software-as-a-service, the transition towards cloud computing and very aggressive pricing conditions, and we are developing products and services that position us to win in a very competitive marketplace. Furthermore, we are facing a series of significant macroeconomic challenges, including broad-based weakness in consumer spending, weak demand in the Europe, the Middle East and Africa ("EMEA") region, and declining growth in some emerging markets.

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

        The following provides an overview of our key financial metrics for the three and nine months ended July 31, 2013:

		Printing and Personal Systems Group
	HP(1) Consolidated	Personal Systems	Printing	Total	Enterprise Group	Enterprise Services	Software	HPFS
	In millions, except per share amounts
Three Months Ended July 31
Net revenue	$27,226	$7,704	$5,803	$13,507	$6,786	$5,843	$982	$879
Year-over-year net revenue % (decrease) increase	(8.2)%	(10.8)%	(3.6)%	(7.8)%	(9.4)%	(8.7)%	0.9%	(6.0)%
Earnings from operations	$1,855	$228	$908	$1,136	$1,033	$192	$201	$99
Earnings from operations as a % of net revenue	6.8%	3.0%	15.6%	8.4%	15.2%	3.3%	20.5%	11.3%
Net earnings	$1,390
Net earnings per share
Basic	$0.72
Diluted	$0.71

		Printing and Personal Systems Group
	HP(1) Consolidated	Personal Systems	Printing	Total	Enterprise Group	Enterprise Services	Software	HPFS
	In millions, except per share amounts
Nine Months Ended July 31
Net revenue	$83,167	$23,492	$17,810	$41,302	$20,589	$17,761	$2,849	$2,717
Year-over-year net revenue % (decrease)	(8.0)%	(13.0)%	(3.2)%	(9.0)%	(7.8)%	(7.8)%	(1.4)%	(4.8)%
Earnings from operations	$5,208	$690	$2,819	$3,509	$3,199	$424	$538	$297
Earnings from operations as a % of net revenue	6.3%	2.9%	15.8%	8.5%	15.5%	2.4%	18.9%	10.9%
Net earnings	$3,699
Net earnings per share
Basic	$1.91
Diluted	$1.89

(1)
For the three and nine months ended July 31, 2013, HP consolidated net revenue includes a reduction of approximately $0.8 billion and $2.1 billion, respectively, primarily related to the elimination of intersegment net revenue and revenue from our Corporate Investments segment. HP consolidated earnings from operations includes amounts related to the amortization of purchased intangible assets, unallocated costs related to certain stock-based compensation expenses, restructuring charges, corporate and unallocated costs and eliminations, a loss from the Corporate Investments segment, and acquisition-related charges.

        Cash and cash equivalents at July 31, 2013 totaled $13.3 billion, an increase of $2.0 billion from the October 31, 2012 balance of $11.3 billion. The increase for the first nine months of fiscal 2013 was due primarily to $8.8 billion of cash provided from operations, the effect of which was partially offset by $3.4 billion in net debt repayments, $1.9 billion of cash used to repurchase common stock and to pay dividends, and a $1.8 billion net investment in property, plant and equipment.

        As noted above, there are many challenges facing our business, including macroeconomic, industry and execution challenges, which represent trends and uncertainties that may affect our business and results of operations. We have experienced the effects of a difficult macroeconomic environment in recent quarters that we expect to continue, including broad-based weakness in consumer spending, weak demand in EMEA, and declining growth in some emerging markets. From an industry perspective, we are facing dynamic market trends including weak demand in the PC market, the growth of mobility and the market shift towards tablet products within mobility, the increasing demand for hyperscale computing infrastructure products, the shift to software-as-a-service, the transition towards cloud computing and very aggressive pricing conditions. Our execution challenges include, among other things, continuing to pursue new product innovation with a view towards developing new products aligned with market demand and industry trends, addressing business model and go-to-market execution challenges, strengthening our capabilities in our areas of strategic focus, and developing and capitalizing on market opportunities. A discussion of some of these challenges at the segment level is set forth below.

  •
  In Personal Systems, we continue to be negatively impacted by the market shift towards tablet products within mobility, which has reduced the demand for consumer and notebook products. If benefits from our new product investments in this area do not materialize, we will continue to be negatively impacted by this trend. Personal Systems is also being impacted by demand weakness, particularly in EMEA.

  •
  In Printing, we are experiencing the impact of the growth in mobility, weak consumer demand, weak demand in EMEA and a competitive pricing environment. To be successful in addressing these challenges, we need to execute on our key initiatives of focusing on products targeted at high and low print utilization market segments, developing emerging market opportunities, and introducing new revenue delivery models to consumer customers.

  •
  In the Enterprise Group, we are experiencing revenue declines due to multiple market trends and a highly competitive pricing environment, including the increasing demand for hyperscale computing infrastructure products and the transition to cloud computing. In addition, the market for our Business Critical Systems ("BCS") products continues to weaken as the overall market for UNIX products contracts. To be successful in overcoming these challenges, we must address business model and go-to-market challenges and continue to pursue new product innovation, such as hyperscale servers, HP Moonshot servers, 3PAR storage and the HP CloudSystem.

  •
  In Enterprise Services, we are facing market and macroeconomic pressures, a competitive pricing environment, internal execution challenges, and weak public sector spending. To be successful in addressing these challenges, we must execute on our multi-year turnaround plan, which includes a cost reduction initiative to align our costs to our revenue trajectory and initiatives targeted at improved execution in the areas of sales performance and accountability, contracting practices and pricing.

  •
  In Software, we are facing multiple challenges, including the market shift to software-as-a-service and go-to-market execution challenges. To be successful in addressing these challenges, we must improve our go-to-market execution with integrated customer solutions more aligned to customer demand and achieve broader integration across the overall HP product portfolio as we work to capitalize on the important market opportunities in the areas of cloud, big data, security and mobility.

        For a further discussion of trends, uncertainties and other factors that could impact our business and results of operations, see the section entitled "Factors That Could Affect Future Results."

        We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our Consolidated Condensed Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that contributed to those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Condensed Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the nine months ended July 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

ACCOUNTING PRONOUNCEMENTS

        For a summary of recent accounting pronouncements with application to our consolidated financial statements see Note 1 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

        The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment.

RESULTS OF OPERATIONS

        Set forth below is an analysis of our financial results comparing the three and nine months ended July 31, 2013 to the three and nine months ended July 31, 2012. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2013		2012		2013		2012
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$27,226	100.0%	$29,669	100.0%	$83,167	100.0%	$90,398	100.0%
Cost of sales(1)	20,859	76.6%	22,820	76.9%	63,943	76.9%	69,674	77.1%

Gross profit	6,367	23.4%	6,849	23.1%	19,224	23.1%	20,724	22.9%
Research and development	797	2.9%	854	2.9%	2,406	2.9%	2,490	2.8%
Selling, general and administrative	3,274	12.1%	3,366	11.3%	9,916	11.9%	10,273	11.3%
Amortization of purchased intangible assets	356	1.3%	476	1.5%	1,056	1.3%	1,412	1.6%
Impairment of goodwill and purchased intangible assets	—	—	9,188	31.0%	—	—	9,188	10.2%
Restructuring charges	81	0.3%	1,795	6.1%	619	0.7%	1,888	2.1%
Acquisition-related charges	4	—	3	—	19	—	42	—

Earnings (loss) from operations	1,855	6.8%	(8,833)	(29.7)%	5,208	6.3%	(4,569)	(5.1)%
Interest and other, net	(146)	(0.5)%	(224)	(0.7)%	(518)	(0.6)%	(688)	(0.8)%

Earnings (loss) before taxes	1,709	6.3%	(9,057)	(30.4)%	4,690	5.7%	(5,257)	(5.9)%
(Provision) benefit for taxes	(319)	(1.2)%	200	0.5%	(991)	(1.3)%	(539)	(0.5)%

Net earnings (loss)	$1,390	5.1%	$(8,857)	(29.9)%	$3,699	4.4%	$(5,796)	(6.4)%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of the weighted net revenue change were as follows:

	Three months ended July 31, 2013	Nine months ended July 31, 2013
	Percentage Points
Personal Systems	(3.1)	(3.9)
Enterprise Group	(2.4)	(1.9)
Enterprise Services	(1.9)	(1.7)
Printing	(0.7)	(0.7)
HP Financial Services	(0.2)	(0.2)
Software	—	—
Corporate Investments/Other	0.1	0.4

Total HP	(8.2)	(8.0)

        For the three and nine months ended July 31, 2013, total HP net revenue decreased 8.2% and 8.0%, respectively (decreased 6.9% and 6.8%, respectively, on a constant currency basis). For the three months ended July 31, 2013, U.S. net revenue decreased 7.1% to $9.9 billion, while net revenue from outside the United States decreased 8.9% to $17.3 billion. For the nine months ended July 31, 2013, U.S. net revenue decreased 5.7% to $29.8 billion, while net revenue from outside the United States decreased 9.2% to $53.4 billion.

        The decline in HP revenue for the three and nine months ended July 31, 2013 was primarily the result of a continuation of the factors we identified in the first half of fiscal 2013: a continued deterioration in our Personal Systems business, particularly in consumer and notebook products, due to the market contraction taking place; weak global macroeconomic demand, particularly in EMEA, a large market for us; and a continued soft enterprise spending environment. For the three months ended July 31, 2013 we also encountered execution challenges in certain of our businesses within EG.

        For the three and nine months ended July 31, 2013, from a segment perspective, as mentioned above, in Personal Systems, we experienced a broad market decline, particularly with respect to consumer and notebook products and competitive pricing pressures. The net revenue decline in EG was due to several factors broadly impacting the segment: a highly competitive pricing environment; continued weak global macroeconomic demand; and softness in enterprise spending, particularly in EMEA. At the EG business unit level, we experienced a continued decline in demand for our BCS products, new product and technology transitions in Storage, and multiple challenges in our Industry Standard Servers ("ISS") business, including execution and competitive pricing challenges. The net revenue decrease in ES was driven primarily by net service revenue runoff, unfavorable currency impacts and contractual price declines in ongoing contracts. Net revenue in Printing declined due to lower supplies revenue and unfavorable currency impacts. An analysis of the change in net revenue for each business segment is included under "Segment Information" below.

Gross Margin

        Total HP gross margin increased by 0.3 percentage points and 0.2 percentage points for the three and nine months ended July 31, 2013, respectively.

Three months ended July 31, 2013 compared with three months ended July 31, 2012

        From a segment perspective, the increase in gross margin was primarily due to a gross margin increase in ES and, to a lesser extent, in HPFS. Printing, Personal Systems, EG and Software all

experienced gross margin declines. The primary factors impacting gross margin performance in each of our segments are summarized below:

  •
  ES gross margin increased due primarily to our continued focus on improving resource management and profit improvements on under-performing contracts;

  •
  HPFS gross margin increased slightly due primarily to a lower mix of operating leases, lower bad debt expense, and higher margins on remarketing sales;

  •
  Printing gross margin decreased slightly due to unfavorable currency impacts, lower average revenue per unit ("ARU's") in commercial and consumer printers, and increased hardware unit placements;

  •
  Personal Systems experienced a gross margin decline due primarily to competitive pricing pressures and unfavorable currency impacts;

  •
  EG experienced a gross margin decline due primarily to competitive pricing pressures in ISS and, to a lesser extent, in Storage; and

  •
  Software gross margin decreased due primarily to higher development costs in IT/cloud management products and higher supply chain costs in security products.

Nine months ended July 31, 2013 compared with nine months ended July 31, 2012

        From a segment perspective, the increase in gross margin was primarily due to a gross margin increase in Printing and, to a lesser extent, in HPFS. Personal Systems, EG, ES and Software all experienced gross margin declines. The primary factors impacting gross margin performance in each of our segments are summarized below:

  •
  Printing gross margin increased due to higher ARUs in higher-value consumer printers, improvement in toner gross margins due to lower discounting, and a higher mix of supplies;

  •
  HPFS gross margin increased slightly due primarily to a lower mix of operating leases and lower bad debt expense;

  •
  Personal Systems experienced a gross margin decline due primarily to competitive pricing pressures and unfavorable currency impacts;

  •
  EG experienced a gross margin decline due to competitive pricing pressures in ISS and, to a lesser extent, product mix impacts from lower BCS revenue;

  •
  ES gross margin decreased due primarily to net service revenue runoff and contractual price declines; and

  •
  Software gross margin decreased slightly due primarily to higher development costs in IT/cloud management products and higher supply chain costs in security products.

A more detailed discussion of segment gross margins is included under "Segment Information" below.

Operating Expenses

        Research and Development

        R&D expense decreased in the three and nine months ended July 31, 2013 due to cost savings from restructuring, lower investments in BCS and the elimination of R&D expense associated with the webOS device business. These decreases were partially offset by increased R&D expense for innovation-focused spending for Storage and HP Converged Cloud. For the three and nine months ended July 31, 2013, R&D expense as a percentage of revenue increased for Personal Systems, EG and ES, decreased for Software, and was flat for Printing.

        Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense decreased in the three and nine months ended July 31, 2013 due primarily to cost savings associated with our ongoing restructuring efforts. For the three months ended July 31, 2013, from a segment perspective, SG&A expense as a percentage of net revenue increased for Personal Systems, ES and HPFS due in part to the revenue declines taking place in these segments, and decreased for EG, Software and Printing. For the nine months ended July 31, 2013, SG&A expense as a percentage of net revenue increased for Personal Systems and HPFS and decreased for ES, EG, Software and Printing.

        Amortization of Purchased Intangible Assets

        The decrease in amortization expense for the three and nine months ended July 31, 2013 was due primarily to lower levels of amortization expense as a result of the purchased intangible asset impairment taken in the fourth quarter of fiscal 2012 related to Autonomy.

        Restructuring Charges

        The decrease in restructuring costs for the three and nine months ended July 31, 2013 was due primarily to the $1.7 billion charge recorded in the prior-year period relating to the 2012 Plan. Restructuring charges for the three months ended July 31, 2013 include charges of $90 million related to the 2012 Plan, the effect of which was partially offset by a reversal of $8 million of severance charges related to the fiscal 2010 ES restructuring plan. Restructuring charges for the nine months ended July 31, 2013 include charges of $813 million related to the 2012 Plan, the effect of which was partially offset by a reversal of $179 million of severance charges related to the fiscal 2010 ES restructuring plan.

        As part of our ongoing business operations, we incur workforce rebalancing charges for severance and related costs. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

        Acquisition-Related Charges

        The slight increase in acquisition-related charges for the three months ended July 31, 2013 was due to higher integration costs. The decrease in acquisitions-related charges for the nine months ended July 31, 2013 was due primarily to lower retention bonuses associated with acquisitions completed in fiscal 2010 and 2011. For the three and nine months ended July 31, 2013, we recorded acquisition-related charges of $4 million and $19 million, respectively.

Interest and Other, Net

        For the three and nine months ended July 31, 2013, interest and other, net expense decreased by $78 million and $170 million, respectively. For the three months ended July 31, 2013 the decrease was driven by a gain on sale of investments and lower interest expense due to lower average debt balances. For the nine months ended July 31, 2013 the decrease was driven by a gain on sale of investments, lower investment losses and lower interest expense due to lower average debt balances.

Provision for Taxes

        Our effective tax rate was 18.7% and 2.2% for the three months ended July 31, 2013 and 2012, respectively, and 21.1% and (10.3)% for the nine months ended July 31, 2013 and 2012, respectively. Our effective tax rate increased in the three and nine months ended July 31, 2013 due primarily to the absence of net tax effects in the current period resulting from the impairment of goodwill and purchased intangible assets and lower restructuring charges. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all of such earnings because we plan to reinvest some of those earnings indefinitely outside the United States.

        In the three months ended July 31, 2013, we recorded discrete items resulting in a net tax charge of $63 million, which included tax benefits of $13 million on restructuring and acquisition-related charges and tax charges of $76 million for various adjustments to estimated tax provisions, uncertain tax benefits and valuation allowances of U.S. and foreign jurisdictions. In the nine months ended July 31, 2013, we recorded discrete items resulting in a net tax benefit of $40 million which included tax benefits of $76 million on restructuring and acquisition-related charges and tax benefits of $64 million for various adjustments to estimated tax provisions, uncertain tax benefits and valuation allowances of U.S. and foreign jurisdictions. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law. In the first quarter of fiscal 2013, we recorded a tax benefit of $50 million arising from the retroactive research and development credit provided by that legislation. We also recorded a tax charge of $150 million in the first quarter of fiscal 2013 related to a past uncertain tax position increasing the effective tax rate.

        In the three and nine months ended July 31, 2012, we recorded discrete items with a net tax benefit of $670 million and $744 million, respectively, decreasing the effective tax rate. These amounts included net tax benefits of $564 million and $614 million from restructuring and acquisition charges recorded for the three and nine months ended July 31, 2012, respectively. Also included in the three and nine months ended July 31, 2012 was an $823 million discrete income tax charge to record U.S. valuation allowances on certain deferred tax assets related to the enterprise services business. The enterprise services business files a U.S. tax return separate from HP. As a result of the 2012 restructuring plan costs accompanied by market conditions and business trends, we recognized a valuation allowance for the net deferred tax assets of the U.S. enterprise services business. In addition, we recorded $827 million of income tax benefits that were recognized from reversals of deferred income tax liabilities attributed to temporary basis differences related to certain foreign subsidiaries that were reduced by the impairment charges for goodwill and purchased intangible assets. There were also other miscellaneous discrete tax benefits in the three and nine months ended July 31, 2012 of $102 million and $126 million, respectively.

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

        HP has implemented certain organizational realignments. As a result of these realignments, HP re-evaluated its segment financial reporting structure and, effective in the first quarter of fiscal 2013:

  •
  HP created a new EG segment consisting of its Technology Services ("TS") business unit, which was previously a part of its former Services segment, and its former Enterprise Servers, Storage and Networking ("ESSN") segment;

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

Personal Systems

	Three months ended July 31
	2013	2012	% Decrease
	In millions
Net revenue	$7,704	$8,636	(10.8)%
Earnings from operations	$228	$405	(43.7)%
Earnings from operations as a % of net revenue	3.0%	4.7%

	Nine months ended July 31
	2013	2012	% Decrease
	In millions
Net revenue	$23,492	$26,998	(13.0)%
Earnings from operations	$690	$1,380	(50.0)%
Earnings from operations as a % of net revenue	2.9%	5.1%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2013	Nine months ended July, 31, 2013
	Percentage Points
Notebook PCs	(8.0)	(10.0)
Desktop PCs	(3.9)	(3.5)
Workstations	0.1	—
Other	1.0	0.5

Total Personal Systems	(10.8)	(13.0)

  Three and nine months ended July 31, 2013 compared with three and nine months ended July 31, 2012

        Personal Systems net revenue decreased 10.8% (decreased 9.8% on a constant currency basis) and decreased 13.0% (decreased 11.8% on a constant currency basis) for the three and nine months ended July 31, 2013, respectively. The Personal Systems business continues to experience significant challenges due to the overall PC market contraction as a result of a customer shift, particularly consumers, to tablet products. The business is also experiencing broad-based regional demand weakness, particularly in the EMEA region. The decline in Personal Systems revenue for both periods was driven by an 8% and 12% decline in unit volume along with a 4% and 2% decline in average selling prices ("ASPs"), respectively. The unit volume decrease for both periods was led by declines in consumer and notebook products as a result of the market shift towards tablet products. The decrease in ASPs for the three months ended July 31, 2013 was driven by a higher mix of lower-priced consumer products and a competitive pricing environment. The decline in ASPs for the nine months ended July 31, 2013 was due primarily to a competitive pricing environment. Net revenue for consumer clients decreased 22% for both periods while net revenue for commercial clients decreased 3% and 7% for the three and nine months ended July 31, 2013, respectively. Notebook PCs net revenue decreased 16% and 19% while Desktop PCs net revenue decreased 10% and 9% for the three and nine months ended July 31, 2013, respectively. For the three months ended July 31, 2013, Workstations net revenue increased 2%, and for the nine months ended July 31, 2013, Workstations revenue was flat. Other net revenue increased 43% and 22% for the three and nine months ended July 31, 2013, respectively. The net revenue increase for both periods in Other was related to increased sales of extended warranties and third-party branded options and sales of our newly introduced consumer tablets.

        Personal Systems earnings from operations as a percentage of net revenue decreased 1.7 and 2.2 percentage points for the three and nine months ended July 31, 2013, respectively. The decrease was driven by a decline in gross margin combined with an increase in operating expenses as a percentage of net revenue. The decline in gross margin for both periods was due to competitive pricing pressures and unfavorable currency impacts. These unfavorable impacts to gross margin were partially offset by lower component, warranty and logistics costs and a favorable mix of higher-margin commercial products. Operating expenses as a percentage of net revenue increased due primarily to the size of the revenue decline as well as higher R&D costs. However, operating expenses declined across most other expense categories as a result of our ongoing restructuring efforts.

Printing

	Three months ended July 31
	2013	2012	% Decrease
	In millions
Net revenue	$5,803	$6,017	(3.6)%
Earnings from operations	$908	$949	(4.3)%
Earnings from operations as a % of net revenue	15.6%	15.8%

	Nine months ended July 31
	2013	2012	% (Decrease) Increase
	In millions
Net revenue	$17,810	$18,407	(3.2)%
Earnings from operations	$2,819	$2,518	12.0%
Earnings from operations as a % of net revenue	15.8%	13.7%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2013	Nine months ended July 31, 2013
	Percentage Points
Supplies	(2.8)	(1.6)
Commercial Hardware	(0.8)	(1.4)
Consumer Hardware	—	(0.2)

Total Printing	(3.6)	(3.2)

  Three months ended July 31, 2013 compared with three months ended July 31, 2012

        Printing net revenue decreased 3.6% (decreased 1.4% on a constant currency basis) for the three months ended July 31, 2013 driven by lower toner supplies and unfavorable currency impacts, particularly weakness in the euro. Net revenue for Supplies decreased by 4% for the three months ended July 31, 2013, due to unfavorable currency impacts and soft demand, primarily in the EMEA region. The decline in Supplies was led by toner and was partially offset by growth in large format printing supplies. We are gaining market acceptance of our higher-value Ink Advantage and Ink in the Office products. Printer unit volumes increased by 5%, which was largely driven by growth in high-end consumer printers as well as low-end commercial printers. Partially offsetting the unit growth was a 7% decrease in ARUs driven by unfavorable currency impacts and increased discounts due to competitive pricing pressures. Net revenue for Commercial Hardware decreased 3%, which was driven by a 14% decrease in ARUs, the effect of which was partially offset by a volume increase of 12% and net revenue growth in the graphics services and managed print services businesses. Net revenue for Consumer Hardware was flat due to a 2% decrease in ARUs that was offset by a volume increase of 2% as we continued our focus on high-value printers.

        Printing earnings from operations as a percentage of net revenue decreased by 0.2 percentage points for the three months ended July 31, 2013 due to a decrease in gross margin that was partially offset by lower operating expenses as a percentage of net revenue. The gross margin decrease was driven by unfavorable currency impacts, lower ARUs in commercial and consumer printers and increased hardware unit placements, the effects of which were partially offset by a higher mix of large format printing supplies. Operating expenses as a percentage of net revenue decreased due to lower administrative, R&D and field selling costs as a result of our ongoing restructuring efforts.

  Nine months ended July 31, 2013 compared with nine months ended July 31, 2012

        Printing net revenue decreased 3.2% (decreased 1.7% on a constant currency basis) for the nine months ended July 31, 2013. The decrease was driven by unfavorable currency impacts, particularly weakness in the euro, and declines in supplies, as well as commercial printers due to our shift in focus to high-end printers. Net revenue for Supplies decreased 2% for the nine months ended July 31, 2013, due to unfavorable currency impacts and lower volumes of toner and ink supplies. These effects were partially offset by growth in large format printing supplies. Printer unit volumes declined by 6% while ARUs increased by 1%. Printer unit volumes decreased largely due to declines in low-end consumer printers as we continued our focus on high value printers. The increase in ARUs was driven by a mix shift to high-value consumer printers. Net revenue for Commercial Hardware decreased 6%, which was driven by a 7% decline in ARUs while volume remained flat. These effects were partially offset by net revenue growth in the graphics services and managed print services businesses. Net revenue for Consumer Hardware decreased 2% due to a volume reduction of 9%, the effect of which was partially offset by a 7% increase in ARUs. Unit volume and ARUs increased within high-end printers as a result of our continued focus on those more profitable printers.

        Printing earnings from operations as a percentage of net revenue increased by 2.1 percentage points for the nine months ended July 31, 2013, due to an increase in gross margin combined with lower operating expenses as a percentage of net revenue. The gross margin increase was due to higher ARUs in higher-value consumer printers, improvement in toner gross margins due to lower discounting, and a higher mix of supplies. These effects were partially offset by an unfavorable currency impact driven primarily by weakness in the euro. Operating expenses as a percentage of net revenue decreased due to lower administrative, R&D and field selling costs as a result of our ongoing restructuring efforts. These effects were partially offset by higher marketing expenses to support our product introductions.

Enterprise Group

	Three months ended July 31
	2013	2012	% Decrease
	In millions
Net revenue	$6,786	$7,492	(9.4)%
Earnings from operations	$1,033	$1,284	(19.5)%
Earnings from operations as a % of net revenue	15.2%	17.1%

	Nine months ended July 31
	2013	2012	% Decrease
	In millions
Net revenue	$20,589	$22,320	(7.8)%
Earnings from operations	$3,199	$3,965	(19.3)%
Earnings from operations as a % of net revenue	15.5%	17.8%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2013	Nine months ended July 31, 2013
	Percentage Points
Industry Standard Servers	(4.5)	(3.6)
Technology Services	(2.3)	(1.2)
Business Critical Systems	(1.4)	(1.6)
Storage	(1.2)	(1.5)
Networking	—	0.1

Total Enterprise Group	(9.4)	(7.8)

  Three months ended July 31, 2013 compared with three months ended July 31, 2012

        EG net revenue decreased 9.4% (decreased 8.3% on a constant currency basis) for the three months ended July 31, 2013, due primarily to continued macroeconomic demand challenges, execution challenges, new product and technology transitions in Storage and ISS, and a competitive pricing environment. Each of the business units within EG experienced year-over-year revenue declines except Networking, where growth was flat. ISS net revenue decreased by 11%, due to soft demand, competitive pricing and execution challenges. As a result, we experienced double-digit revenue declines in both mainstream and hyperscale server products. TS net revenue decreased by 7% due to revenue declines in the support and consulting businesses. Support revenue declined due to a reduction in support for BCS products and unfavorable currency impacts. The revenue decline in consulting was a result of our decision to focus on more profitable services offerings associated with certain storage and networking products. BCS net revenue decreased by 26% as a result of ongoing pressure from a declining UNIX market and lower demand for our Itanium-based servers. Storage net revenue decreased by 10% due to declines in traditional storage products, which include our tape, storage networking, and legacy external disk products, the effect of which was partially offset by growth in Converged Storage solutions, which include our 3PAR, StoreOnce, StoreVirtual and StoreAll products. Networking net revenue was flat due to lower revenue from switching products with particular weakness in the U.S. public sector, the effect of which was partially offset by higher revenue from our routing and wireless products.

        EG earnings from operations as a percentage of net revenue decreased by 1.9 percentage points for the three months ended July 31, 2013. The decrease in earnings from operations as a percentage of net revenue was driven by a decrease in gross margin coupled with an increase in operating expenses as a percentage of net revenue. The gross margin decrease was due primarily to competitive pricing pressures in ISS and, to a lesser extent, in Storage, the effect of which was partially offset by a gross margin increase in TS. The gross margin increase in TS was driven by a decline in delivery costs. Operating expenses as a percentage of net revenue increased due to the decline in revenue outpacing the decline in field selling costs, R&D and administrative expenses. Marketing expenses increased due to higher spending on product introductions. These effects were partially offset by cost savings associated with our ongoing restructuring efforts.

  Nine months ended July 31, 2013 compared with nine months ended July 31, 2012

        EG net revenue decreased 7.8% (decreased 6.7% on a constant currency basis) for the nine months ended July 31, 2013, due primarily to continued macroeconomic demand challenges, execution challenges, new product and technology transitions in Storage and ISS, and a competitive pricing environment. Each of the business units within EG experienced year-over-year revenue declines except Networking. ISS net revenue decreased by 8% due to soft demand, competitive pricing and execution challenges. As a result we experienced revenue declines in both mainstream and hyperscale server products. TS net revenue decreased by 4% due to revenue declines in the support and consulting businesses. Support revenue declined due to a reduction in support for BCS products and unfavorable currency impacts. The revenue decline in consulting was a result of our decision to focus on more profitable services offerings associated with certain storage and networking products. BCS net revenue decreased by 29% as a result of an ongoing pressure from a declining UNIX market and lower demand for our Itanium-based servers. Storage net revenue decreased by 12% due to declines in traditional storage products, which include our tape, storage networking, and legacy external disk products, the effect of which was partially offset by growth in Converged Storage solutions, which include our 3PAR, StoreOnce, StoreVirtual and StoreAll products. Networking revenue increased by 1% due to higher demand for our core data center products, which include switching and routing products, the effect of which was partially offset by the impact of the divestiture of our video surveillance business in the first quarter of fiscal 2012.

        EG earnings from operations as a percentage of net revenue decreased by 2.3 percentage points for the nine months ended July 31, 2013, driven by a decrease in gross margin coupled with an increase in operating expenses as a percentage of net revenue. The gross margin decrease was due primarily to competitive pricing pressures in ISS and, to a lesser extent, mix impacts from lower BCS revenue. Operating expenses as a percentage of net revenue increased due to the decline in revenue outpacing the decline in field selling costs and administrative expenses. R&D expenses increased as a result of innovation-focused spending, and marketing expenses increased due to higher spending on product introductions. These effects were partially offset by cost savings associated with our ongoing restructuring efforts and a value added tax subsidy credit related to R&D.

Enterprise Services

	Three months ended July 31
	2013	2012	% Decrease
	In millions
Net revenue	$5,843	$6,397	(8.7)%
Earnings from operations	$192	$240	(20.0)%
Earnings from operations as a % of net revenue	3.3%	3.8%

	Nine months ended July 31
	2013	2012	% Decrease
	In millions
Net revenue	$17,761	$19,257	(7.8)%
Earnings from operations	$424	$622	(31.8)%
Earnings from operations as a % of net revenue	2.4%	3.2%

        The components of the weighted net revenue increase by business unit were as follows:

	Three months ended July 31, 2013	Nine months ended July 31, 2013
	Percentage Points
Application and Business Services	(4.4)	(3.9)
Infrastructure Technology Outsourcing	(4.3)	(3.9)

Total Enterprise Services	(8.7)	(7.8)

  Three and nine months ended July 31, 2013 compared with three and nine months ended July 31, 2012

        ES net revenue decreased 8.7% (decreased 7.5% on a constant currency basis) and decreased 7.8% (decreased 6.7% on a constant currency basis) for the three and nine months ended July 31, 2013, respectively. ES continues to be impacted by public-sector sequestration in the United States and austerity measures in other countries, particularly in the United Kingdom. The net revenue decrease in ES was driven primarily by net service revenue runoff, contractual price declines in ongoing contracts and unfavorable currency impacts. ABS net revenue declined 11% and 10% for the three and nine months ended July 31, 2013, respectively. The net revenue decline was due primarily to net service revenue runoff, softness in contract signings and unfavorable currency impacts, the effects of which were partially offset by revenue growth in cloud and information and analytics offerings. Revenue for both periods was also negatively impacted by weakness in public-sector spending. ITO net revenue decreased by 7% and 6% for the three and nine months ended July 31, 2013, respectively, due to net service revenue runoff, contractual price declines in ongoing contracts and unfavorable currency impacts, the effects of which were partially offset by net revenue growth in security and cloud offerings.

        ES earnings from operations as a percentage of net revenue decreased by 0.5 and 0.8 percentage points for the three and nine months ended July 31, 2013, respectively. The decrease for the three months ended July 31, 2013 was due to an increase in operating expenses as a percentage of net revenue that was partially offset by an increase in gross margin. Gross margin increased due primarily to our continued focus on improving resource management and profit improvements on under-performing contracts, the effects of which were partially offset by net service revenue runoff and contractual price declines. For the nine months ended July 31, 2013, ES earnings from operations as a percentage of net revenue decreased due to a decrease in gross margin combined with an increase in operating expenses as a percentage of net revenue. Gross margin declined due primarily to net service revenue runoff and contractual price declines. These unfavorable impacts to gross margin were partially offset by our continued focus on improving resource management, profit improvements on under-performing contracts and delayed account run-off. Operating expenses as a percentage of net revenue increased for both periods due to higher administrative, marketing and R&D costs. These effects were partially offset by reduced field selling costs related to lower headcount and other savings from our ongoing restructuring efforts.

Software

	Three months ended July 31
	2013	2012	% Increase
	In millions
Net revenue	$982	$973	0.9%
Earnings from operations	$201	$175	14.9%
Earnings from operations as a % of net revenue	20.5%	18.0%

	Nine months ended July 31
	2013	2012	% (Decrease) Increase
	In millions
Net revenue	$2,849	$2,889	(1.4)%
Earnings from operations	$538	$509	5.7%
Earnings from operations as a % of net revenue	18.9%	17.6%

  Three and nine months ended July 31, 2013 compared with three and nine months ended July 31, 2012

        Software net revenue increased 0.9% (increased 1.5% on a constant currency basis) and decreased 1.4% (decreased 0.4% on a constant currency basis) for the three and nine months ended July 31, 2013 respectively. For the three-month period, the increase was driven by improved sales execution resulting in higher revenue from security and big data analytics products. These effects were partially offset by lower professional services revenue as we manage this portfolio to focus on higher-margin solutions. The decrease in net revenue for the nine months ended July 31, 2013 was due primarily to a decline in revenue from information management products and IT/cloud management products. These declines were partially offset by revenue growth from our big data analytics and security products. For the three months ended July 31, 2013, net revenue from software-as-a-service and support both increased by 4%, while net revenue from professional services decreased by 11% and license revenue was flat. For the nine months ended July 31, 2013, net revenue from licenses and professional services decreased by 13% and 14%, respectively, while net revenue from support and software-as-a-service increased by 9% and 8%, respectively.

        For the three and nine months ended July 31, 2013, Software earnings from operations as a percentage of net revenue increased by 2.5 percentage points and 1.3 percentage points, respectively, due to a decrease in operating expense as a percentage of net revenue, the effect of which was partially offset by a decrease in gross margin. The decrease in gross margin for both periods was due primarily to higher development costs in IT/cloud management products and higher supply chain costs in security products. The decrease in operating expense as a percentage of revenue was driven primarily by cost savings associated with our ongoing restructuring efforts.

HP Financial Services

	Three months ended July 31
	2013	2012	% (Decrease) Increase
	In millions
Net revenue	$879	$935	(6.0)%
Earnings from operations	$99	$97	2.1%
Earnings from operations as a % of net revenue	11.3%	10.4%

	Nine months ended July 31
	2013	2012	% (Decrease) Increase
	In millions
Net revenue	$2,717	$2,853	(4.8)%
Earnings from operations	$297	$284	4.6%
Earnings from operations as a % of net revenue	10.9%	10.0%

  Three months ended July 31, 2013 compared with three months ended July 31, 2012

        HPFS net revenue decreased by 6% for the three months ended July 31, 2013, due primarily to lower rental revenue from a decrease in operating lease assets, lower revenue from early customer buyouts, and lower asset recovery services revenue. These effects were partially offset by higher remarketing sales and higher finance income from an increase in finance lease assets.

        HPFS earnings from operations as a percentage of net revenue increased by 0.9 percentage points for the three months ended July 31, 2013. The increase was due primarily to an increase in gross margin, the effect of which was partially offset by an increase in operating expenses as a percentage of net revenue due primarily to higher costs on IT investments. The increase in gross margin was the result of higher portfolio margin from a lower mix of operating leases, lower bad debt expense, and higher margins on remarketing sales.

  Nine months ended July 31, 2013 compared with nine months ended July 31, 2012

        HPFS net revenue decreased by 4.8% for the nine months ended July 31, 2013, due primarily to lower rental revenue from a decrease in operating lease assets, lower asset recovery services revenue, along with unfavorable currency impacts. These effects were partially offset by higher finance income from an increase in finance lease assets and higher revenue from remarketing sales.

        HPFS earnings from operations as a percentage of net revenue increased by 0.9 percentage points for the nine months ended July 31, 2013. The increase was due primarily to an increase in gross margin, the effect of which was partially offset by an increase in operating expenses as a percentage of net revenue, which resulted from higher costs on IT investment and lower capitalization of initial direct costs on lower volume. The increase in gross margin was the result of higher portfolio margin from a lower mix of operating leases and lower bad debt expense.

Financing Originations

	Three months ended July 31		Nine months ended July 31
	2013	2012	2013	2012
	In millions
Total financing originations	$1,496	$1,639	$3,960	$4,903

        New financing originations, which represent the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 9% and 19% for the three and nine months ended July 31, 2013, respectively. The decrease for both periods was driven by lower financing associated with HP product sales and service offerings and unfavorable currency impacts. For the nine months ended July 31, 2013, the decrease was also due to an increase in financing costs due to previous rating downgrades.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	July 31, 2013	October 31, 2012
	In millions
Portfolio assets(1)	$12,218	$13,054

Allowance for doubtful accounts(2)	132	149
Operating lease equipment reserve	79	81

Total reserves	211	230

Net portfolio assets	$12,007	$12,824

Reserve coverage	1.7%	1.8%
Debt to equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of approximately $7.1 billion at July 31, 2013 and $7.7 billion at October 31, 2012 and net equipment under operating leases of $2.3 billion and $2.4 billion at July 31, 2013 and October 31, 2012, respectively, as disclosed in Note 9 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $0.7 billion at July 31, 2013 and $0.9 billion at October 31, 2012, and intercompany leases of approximately $2.1 billion at July 31, 2013 and at October 31, 2012, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and $0.9 billion of borrowing and funding related activity associated with HPFS and its subsidiaries. At July 31, 2013 and October 31, 2012, debt allocated to HPFS totaled $10.7 billion and $11.3 billion, respectively. We believe the allocated intercompany debt to equity ratio above is comparable to that of other similar financing companies.

        At July 31, 2013 and October 31, 2012, HPFS cash balances were approximately $0.8 billion and $0.7 billion, respectively.

        Net portfolio assets at July 31, 2013 decreased 6.4% from October 31, 2012. The decrease resulted from lower levels of new financing originations, early customer buyouts and unfavorable currency impacts. The overall percentage of portfolio asset reserves decreased as a percentage of portfolio assets.

        For the three and nine months ended July 31, 2013, HPFS recorded net bad debt expenses of $10 million and $38 million, respectively. For the comparable periods of fiscal 2012, net bad debt expenses were $14 million and $46 million, respectively.

Corporate Investments

	Three months ended July 31
	2013	2012	% (Decrease) Increase
	In millions
Net revenue	$5	$11	(54.5)%
Loss from operations	$(58)	$(57)	1.8%
Loss from operations as a % of net revenue	N/M	N/M

	Nine months ended July 31
	2013	2012	% (Decrease) Increase
	In millions
Net revenue	$19	$48	(60.4)%
Loss from operations	$(179)	$(155)	15.5%
Loss from operations as a % of net revenue	N/M	N/M

  Three and nine months ended July 31, 2013 compared with three and nine months ended July 31, 2012

        The revenue decrease in Corporate Investments for the three and nine months ended July 31, 2013 was due primarily to residual activity from the webOS device business.

        Corporate Investments reported a larger loss from operations for the three months ended July 31, 2013, due primarily to increased cost of sales and operating expenses associated with certain incubation projects. Corporate Investments reported a larger loss from operations for the nine months ended July 31, 2013, due to a favorable adjustment to supplier-related liabilities recorded in the first half of fiscal 2012 and increased cost of sales and operating expenses associated with certain incubation projects. The overall loss from operations in Corporate Investments for both periods was also due to expenses associated with corporate strategy, global alliances and HP Labs.

LIQUIDITY AND CAPITAL RESOURCES

        We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, income tax payments and the payment of stockholder dividends, in addition to discretionary investments and share repurchases. We are able to supplement this near-term liquidity, if necessary, with broad access to capital markets and credit line facilities made available by various foreign and domestic financial institutions. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our use of a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to borrowing resources under all such conditions.

        Our cash balances are held in numerous locations throughout the world, with substantially all of those amounts held outside of the United States. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Our cash position remains strong, and we expect that our cash balances, anticipated cash flow generated from operations and access to capital markets will be sufficient to cover our expected near-term cash outlays.

        Amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may from time to time be subject to short-term intercompany loans into the United States. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. Except for foreign earnings that are considered indefinitely reinvested outside of the United States, we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the United States and we would meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the United States to have a material effect on HP's overall liquidity, financial condition or results of operations.

FINANCIAL CONDITION (Sources and Uses of Cash)

	Nine months ended July 31
	2013	2012
	In millions
Net cash provided by operating activities	$8,792	$6,512
Net cash used in investing activities	(1,859)	(2,843)
Net cash used in financing activities	(4,983)	(2,203)

Net increase in cash and cash equivalents	$1,950	$1,466

Operating Activities

        Compared to the corresponding period in 2012, net cash provided by operating activities increased by $2.3 billion for the nine months ended July 31, 2013. The increase was due primarily to the impact of favorable purchasing linearity on accounts payable, and a reduction in payments associated with webOS contract cancellations, the impact of which was partially offset by cash utilized as a result of higher inventory levels.

        Our key working capital metrics are as follows:

	Three months ended July 31
	2013	2012
Days of sales outstanding in accounts receivable	47	48
Days of supply in inventory	28	29
Days of purchases outstanding in accounts payable	(57)	(50)

Cash conversion cycle	18	27

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $14.3 billion as of July 31, 2013.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance was $6.5 billion as of July 31, 2013.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $13.3 billion as of July 31, 2013.

        Our working capital requirements depend upon our effective management of the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

        The cash conversion cycle for the third quarter of fiscal 2013 decreased by nine days compared to the corresponding period in fiscal 2012 and is below what we expect to be a long-term sustainable rate. The decrease in DSO was due primarily to an increase in cash discounts usage, a decline in extended payment terms, and improved collections, the effects of which were partially offset by unfavorable revenue linearity. The decrease in DOS was due to lower inventory balances, relative to the rate of decline in cost of goods sold, in most segments as of July 31, 2013. The increase in DPO was primarily due to favorable purchasing linearity and favorable payment term changes.

Investing Activities

        Compared to the corresponding period in fiscal 2012, net cash used in investing activities decreased by $1.0 billion for the nine months ended July 31, 2013 due primarily to lower investment in property, plant and equipment and an increase in cash generated from sales of available-for-sale securities and other investments.

Financing Activities

        Compared to the corresponding period in fiscal 2012, net cash used in financing activities increased by $2.8 billion for the nine months ended July 31, 2013. The increase was due primarily to lower net proceeds from the issuance of U.S. Dollar Global Notes, the effect of which was partially offset by lower net repayments of commercial paper.

CAPITAL RESOURCES

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital and targeted capital structure. Outstanding borrowings decreased to $24.7 billion as of July 31, 2013, as compared to $28.4 billion at October 31, 2012, bearing weighted-average interest rates of 2.87% and 2.95%, respectively. During the first nine months of fiscal 2013, we issued $6.3 billion and repaid $6.4 billion of commercial paper. We also repaid $3.3 billion of U.S. Dollar Global Notes that matured during the first nine months of fiscal 2013.

        During the next four fiscal quarters, $6.7 billion of U.S. Dollar Global Notes is scheduled to mature. For more information on our borrowings, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 8 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Available Borrowing Resources

        At July 31, 2013, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At July 31, 2013
In millions
2012 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	$16,206
Uncommitted lines of credit(1)	$1,361

(1)
For more information on our available borrowings resources, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by major independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Moody's Investors Service downgraded our long-term debt from A3 to Baa1 in November 2012. Accordingly, our ratings as of July 31, 2013 were:

	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-2	Prime-2	F2
Long-term debt ratings	BBB+	Baa1	A-

        Our credit ratings remain under negative outlook by Moody's Investors Service. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, previous downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper and have required the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade in our credit ratings by any of the three rating agencies may further impact us in a similar manner, and, depending on the extent of the downgrade, could have a negative impact on our liquidity and capital position. We expect to rely on alternative sources of funding, including drawdowns under our credit facilities or the issuance of debt or other securities under our existing shelf registration statement, if necessary to offset reductions in the market capacity for our commercial paper.

CONTRACTUAL AND OTHER OBLIGATIONS

Income Tax Obligations

        At July 31, 2013 we had approximately $2.3 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $93 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. See Note 12 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference, for additional information on income tax obligations.

Restructuring Funding Commitments

        As a result of our approved restructuring plans, we expect future cash expenditures of approximately $1.7 billion. We expect to make cash payments of approximately $0.4 billion during the remainder of fiscal 2013 with remaining cash payments through fiscal 2017. See Note 6 to the

Consolidated Condensed Financial Statements in Item 1, which are incorporated herein by reference, for additional information on restructuring activities.

Off-Balance Sheet Arrangements

        HP has third-party financing arrangements consisting of revolving short-term financing intended to facilitate the working capital requirements of certain customers. The total aggregate capacity of the facilities was $1.6 billion as of July 31, 2013, including an aggregate capacity of $0.7 billion in non-recourse facilities and a $0.9 billion partial recourse facility. For more information on our third-party financing arrangements, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

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

        We are in the process of addressing many challenges facing our business. For example, we are working to align our costs with our revenue trajectory, we are addressing our underinvestment in R&D and in our internal IT systems in recent years, we are implementing the data gathering and reporting tools and systems needed to track and report on all key business performance metrics, and we are rebuilding our business relationships with our channel partners. In addition, we are working to address dynamic market trends, such as weak demand in the PC market, the growth of mobility and the market shift towards tablet products within mobility, the increasing demand for hyperscale computing infrastructure, the shift to software-as-a-service, the transition towards cloud computing and very aggressive pricing conditions, and we are developing products and services that position us to win in a very competitive marketplace. Furthermore, we are facing a series of significant macroeconomic challenges, including broad-based weakness in consumer spending, weak demand in EMEA and declining growth in some emerging markets. We may experience delays in the anticipated timing of activities related to these efforts and higher than expected or unanticipated execution costs. In addition, we are vulnerable to increased risks associated with these efforts given our large portfolio of businesses, the broad range of geographic regions in which we and our customers and partners operate, and the number of acquisitions that we have completed in recent years. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

        In May 2012, we announced a company-wide restructuring plan expected to be implemented through the end of fiscal 2014. The restructuring plan includes both voluntary early retirement programs and non-voluntary workforce reductions. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, decreases in employee morale and the failure to meet operational targets due to the loss of employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

        Because our business model is based on providing innovative and high-quality products, we may spend a proportionately greater amount on R&D than some of our competitors. If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin and, therefore, our profitability could be adversely affected. In addition, if our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects.

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

        Our revenue and gross margin depend significantly on worldwide economic conditions and the demand for technology hardware, software and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and in increased difficulty in managing inventory levels. For example, in recent periods we have experienced macroeconomic challenges across many geographic regions, particularly in the United States and Western Europe, broad-based weakness in consumer demand, the impact of the continuing uncertainties associated with the debt crisis in certain countries in the European Union and austerity measures being implemented or contemplated by various countries in the EMEA region. The U.S. federal government spending cuts that went into effect on March 1, 2013 may further reduce demand for our products, services and solutions from organizations that receive funding from the U.S. government and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products, services and solutions. In addition, sustained uncertainty about current global economic conditions may adversely affect demand for our products, services and solutions. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenue, gross margin and expenses.

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

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (the "FCPA"). For example, as discussed in Note 15 to the Consolidated Condensed Financial Statements, the German Public Prosecutor's Office, the U.S. Department of Justice and the SEC have been investigating allegations that certain current and former employees of HP engaged in bribery, embezzlement and tax evasion. In addition, the U.S. enforcement authorities, as well as the Polish Central Anti-Corruption Bureau, are conducting investigations into potential FCPA violations by a former employee of an HP subsidiary in connection with certain public-sector transactions in Poland, and the U.S. enforcement authorities are conducting investigations into certain other public-sector transactions in Russia, Poland, the Commonwealth of Independent States and Mexico, among other countries. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation could have an adverse effect on our business and reputation.

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

        Our credit risk is evaluated by major independent rating agencies. Those rating agencies, Standard & Poor's Ratings Services, Fitch Ratings Services and Moody's Investors Service, downgraded our ratings on November 30, 2011, December 2, 2011 and January 20, 2012, respectively. In addition, Fitch Ratings Services and Moody's Investors Service downgraded our ratings a second time on October 5, 2012 and November 27, 2012, respectively. Our credit ratings remain under negative outlook by Moody's Investors Service. These downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper, and may require the posting of additional collateral under some of our derivative contracts. There can be no assurance that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may further impact us in a similar manner and may have a negative impact on our liquidity, capital position and access to capital markets.

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

        HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. For example, in our third fiscal quarter of 2012, we recorded an $8.0 billion impairment charge relating to the goodwill associated with our enterprise services reporting unit within our former Services segment and a $1.2 billion impairment charge as a result of an asset impairment analysis of the "Compaq" trade name acquired in 2002. In addition, in our fourth fiscal quarter of 2012, we recorded an $8.8 billion impairment charge relating to the goodwill and intangible assets associated with Autonomy. If there are future decreases in our stock price or significant changes in the business climate or operating results of our reporting units, we may incur additional goodwill impairment charges.

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

  •
  coordinating and combining administrative, manufacturing, R&D and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures;

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

        We are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling, treatment and disposal of our products, including batteries. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product take-back legislation. We could incur substantial costs, our products could be restricted from entering certain jurisdictions, and we could face other sanctions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs to comply with environmental laws are difficult to predict.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1
(May 2013)	168	$20.34	168	$8,123,511
Month #2
(June 2013)	—	—	—	$8,123,511
Month #3
(July 2013)	—	—	—	$8,123,511

Total	168	$20.34	168

        HP repurchases shares under an ongoing program when sufficient liquidity exists, the shares are trading at a discount relative to estimated intrinsic value, and there is no alternative investment opportunity expected to generate a higher risk-adjusted return on investment. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All share repurchases settled in the third quarter of fiscal 2013 were open market transactions. As of July 31, 2013, HP had remaining authorization of $8.1 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on July 21, 2011.

Item 6.    Exhibits.

        The Exhibit Index beginning on page 104 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: September 6, 2013

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated Bylaws effective July 15, 2013.	8-K	001-04423	3.1	July 15, 2013
4(a)	Senior Indenture between HP and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(c)	Form of Registrant's Floating Rate Global Note due March 1, 2012, 5.25% Global Note due March 1, 2012 and 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(d)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(e)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(f)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009
4(g)
	Form of Registrant's Floating Rate Global Note due September 13, 2012, 1.250% Global Note due September 13, 2013 and 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	September 13, 2010

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010
4(i)
	Form of Registrant's Floating Rate Global Note due May 24, 2013, Floating Rate Global Note due May 30, 2014, 1.550% Global Note due May 30, 2014, 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	June 1, 2011
4(j)
	Form of Registrant's Floating Rate Global Note due September 19, 2014, 2.350% Global Note due March 15, 2015, 3.000% Global Note due September 15, 2016, 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	September 19, 2011
4(k)	Form of Registrant's 2.625% Global Note due December 9, 2014, 3.300% Global Note due December 9, 2016, 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	December 12, 2011
4(l)	Form of Registrant's 2.600% Global Note due September 15, 2017 and 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	March 12, 2012
4(m)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(d)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(e)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(f)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(h)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(i)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(j)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(k)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(l)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(m)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(n)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(q)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(r)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(s)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(v)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(w)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(y)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(z)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(a)(a)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(b)(b)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(c)(c)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(d)(d)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(e)(e)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(f)(f)(f)	December 15, 2010
10(f)(f)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(g)(g)(g)	December 15, 2010
10(g)(g)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(h)(h)(h)	December 15, 2010
10(h)(h)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(i)(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(j)(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)(k)	Letter Agreement, dated December 15, 2010, between the Registrant and Catherine A. Lesjak.*	10-K	001-04423	10(l)(l)(l)	December 15, 2010
10(l)(l)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*	10-Q	001-04423	10(o)(o)(o)	September 9, 2011
10(m)(m)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(p)(p)(p)	September 9, 2011
10(n)(n)	Employment offer letter, dated September 27, 2011, between the Registrant and Margaret C. Whitman.*	8-K	001-04423	10.2	September 29, 2011
10(o)(o)	Letter Agreement, dated November 17, 2011, among the Registrant, Relational Investors LLC and the other parties named therein.*	8-K	001-04423	99.1	November 17, 2011
10(p)(p)	Seventh Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(e)(e)(e)	December 14, 2011
10(q)(q)	Registrant's Severance Plan for Executive Officers, as amended and restated.*	10-K	001-04423	10(f)(f)(f)	December 14, 2011
10(r)(r)	Aircraft Time Sharing Agreement, dated March 16, 2012, between the Registrant and Margaret C. Whitman.*	10-Q	001-04423	10(h)(h)(h)	June 8, 2012
10(s)(s)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(t)(t)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and John M. Hinshaw.*	10-Q	001-04423	10(t)(t)	June 6, 2013
10(u)(u)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and R. Todd Bradley.*	10-Q	001-04423	10(u)(u)	June 6, 2013
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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