Form 10-K
period 2013-10-31
HEWLETT PACKARD CO
filed 2013-12-30
CIK 47217

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates was $38,923,374,469 based on the last sale price of common stock on April 30, 2013.

          The number of shares of HP common stock outstanding as of November 30, 2013 was 1,908,777,048 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2013 are incorporated by reference into Part III of this Report.	III

Hewlett-Packard Company

Form 10-K

For the Fiscal Year Ended October 31, 2013

Forward-Looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, HP's effective tax rate, earnings, net earnings per share, cash flows, benefit plan funding, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans and any resulting cost savings or revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP's businesses; the competitive pressures faced by HP's businesses; risks associated with executing HP's strategy and plans for future operations; the impact of macroeconomic and geopolitical trends and events; the need to manage third party suppliers and the distribution of HP's products and services effectively; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; risks associated with HP's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the execution, timing and results of restructuring plans, including estimates and assumptions related to the cost and the anticipated benefits of implementing those plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of this report, and that are otherwise described or updated from time to time in HP's Securities and Exchange Commission reports. HP assumes no obligation and does not intend to update these forward-looking statements.

 PART I

ITEM 1. Business.

        We are a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs"), and large enterprises, including customers in the government, health and education sectors. Our offerings span the following:

  •
  personal computing and other access devices;

  •
  imaging and printing-related products and services;

  •
  enterprise information technology ("IT") infrastructure, including enterprise server and storage technology, networking products and solutions, technology support and maintenance;

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

HP Products and Services; Segment Information

        We offer one of the IT industry's broadest portfolio of products and services that brings together infrastructure, software, and services through innovation to enable our customers to create value and solve business problems. As consumers and enterprises shift the way technology is delivered, consumed, and paid for, they are demanding a foundation that will support much greater agility, lower cost, facilitate quicker time-to-market, and provide a higher degree of accessibility by end-users to that technology. We design our solutions to provide that foundation, particularly in the areas of security, cloud, mobility, and big data, by leveraging the breadth of our offerings and the strengths and capabilities of our individual business units.

        Our operations are organized into seven business segments: Personal Systems; Printing; the Enterprise Group ("EG"); Enterprise Services ("ES"); Software; HP Financial Services ("HPFS"); and Corporate Investments. In each of the past three fiscal years, notebooks, desktops, printing supplies, industry standard servers and infrastructure technology outsourcing services each accounted for more than 10% of our consolidated net revenue.

        The Personal Systems segment and the Printing segment are structured beneath a broader Printing and Personal Systems Group ("PPS"). While PPS is not a reportable segment, HP sometimes provides financial data aggregating the Personal Systems and Printing segments within it in order to provide a supplementary view of its business.

        A summary of our net revenue, earnings from operations and assets for our segments and business units along with a description of our fiscal 2013 organizational realignments is found in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Risk Factors" in Item 1A, which is incorporated herein by reference.

Printing and Personal Systems Group

        The mission of PPS is to leverage the respective strengths of the Personal Systems business and the Printing business by creating a unified business that is customer-focused and poised to capitalize on rapidly shifting industry trends. Each of the business segments within PPS is described in detail below.

  Personal Systems

        Personal Systems provides commercial personal computers ("PCs"), consumer PCs, workstations, thin clients, tablets, retail point-of-sale ("POS") systems, calculators and other related accessories, HP and third-party software, and support and services for the commercial and consumer markets. We group commercial notebooks, commercial desktops, commercial tablets and workstations into commercial clients and consumer notebooks, consumer desktops and consumer tablets into consumer clients when describing our performance in these markets. Both commercial and consumer PCs and tablets are based predominately on the Windows operating system and use processors from Intel Corporation ("Intel") and Advanced Micro Devices, Inc. ("AMD"). Personal Systems is also pursuing a multi-operating system, multi-architecture strategy and launched Android and Chrome operating system tablets and notebooks during fiscal 2013.

        Commercial PCs.    Commercial PCs are optimized for commercial uses, including for enterprise and SMB customers, and for connectivity, reliability and manageability in networked environments. Commercial PCs include the HP ProBook and HP EliteBook lines of notebooks, the HP Pro and HP

Elite lines of business desktops and all-in-ones, retail POS systems, HP Thin Clients and HP ElitePad Tablet PCs. Commercial PCs also include workstations, such as Z desktop workstations, Z all-in-ones and Z mobile workstations, that are designed and optimized for high-performance and demanding application environments.

        Consumer PCs.    Consumer PCs include the HP Spectre, HP ENVY, HP Pavilion, HP Chromebooks and HP Split series of multi-media consumer notebooks, consumer tablets, hybrids (detachable tablets) and desktops, as well as the TouchSmart line of touch-enabled notebooks and all-in-one desktops. Consumer PCs also use the Compaq and Slate sub-brands for certain product offerings.

  Printing

        Printing provides consumer and commercial printer hardware, supplies, media, software and services, as well as scanning devices. Printing is also focused on imaging solutions in the commercial markets. These solutions range from managed print services to areas such as industrial applications, outdoor signage, and the graphic arts business. We group LaserJet, large format and Indigo printers into commercial hardware and inkjet printers into consumer hardware when describing our performance in these markets.

        Inkjet and Printing Solutions.    Inkjet and Printing Solutions delivers our consumer and SMB inkjet solutions (hardware, supplies, media, and web-connected hardware and services). It includes both single-function and all-in-one inkjet printers. Ongoing initiatives and programs, such as Ink in the Office and Ink Advantage, and new initiatives, such as Instant Ink, provide innovative printing solutions to consumers and SMBs. Our Ink in the Office initiative is focused on providing inkjet printing solutions to SMBs through our Officejet Premium and Officejet Pro inkjet portfolio. Our Ink Advantage program aims to provide savings on the overall cost of printing in emerging markets. HP Instant Ink is an ink replacement service that allows customers to pay a monthly fee to print a specified number of pages per month.

        LaserJet and Enterprise Solutions.    LaserJet and Enterprise Solutions delivers our commercial and LaserJet products, services and solutions to the SMB and enterprise segments. Those products, services and solutions include LaserJet printers and supplies (toner), multi-function devices, scanners, web-connected hardware, managed services, and enterprise software solutions, such as Exstream Software and Web Jetadmin. Our managed services include managed service products, support and solutions delivered to SMB and enterprise customers partnering with third-party software providers to offer workflow solutions.

        Graphics Solutions.    Graphics Solutions offers large format printing (Designjet and Scitex) and supplies, Indigo digital presses and supplies, inkjet high-speed production solutions and supplies, specialty printing systems and graphics services. Graphic Solutions targets print service providers, architects, engineers, designers, photofinishers and industrial solution providers.

        Software and Web Services.    Software and Web Services delivers a suite of offerings, including photo-storage and printing offerings (such as Snapfish), document storage, entertainment services, web-connected printing, and PC back-up and related services.

Enterprise Group

        EG provides a broad portfolio of enterprise technology infrastructure solutions for a variety of operating environments that address a wide range of customer challenges, including the need to increase agility and accelerate innovation in order to drive revenue, manage risk and lower costs. Our enterprise technology infrastructure portfolio of servers, storage, networking and technology services combined with HP's Cloud solutions allows customers to adopt a holistic approach to building a technology infrastructure that supports their current business and consumer demands and next generation applications and web services. HP's Converged Systems portfolio simplifies IT through quick deployment, intuitive management and system-level support. Optimized for key workloads such as virtualization, cloud and big data, these complete, integrated solutions enable organizations of all sizes to efficiently utilize IT staffing resources and deploy applications faster.

        Industry Standard Servers.    Industry Standard Servers offers entry-level through premium ProLiant servers, which run primarily Windows, Linux and virtualization platforms from software providers, such as Microsoft Corporation ("Microsoft") and VMware, Inc. ("VMware"), and open sourced software from other major vendors while leveraging x86 processors from Intel and AMD. The business spans a range of server product lines, including microservers, towers, traditional rack, density-optimized rack and blades, as well as hyperscale solutions for large, distributed computing companies who buy and deploy nodes at a massive scale. In fiscal 2013, we launched our HP Moonshot servers that operate on ARM-based and Intel Atom-based processors and offer reduced cost, space, energy and complexity compared to some traditional servers.

        Business Critical Systems.    Business Critical Systems delivers our mission-critical systems with a portfolio of HP Integrity servers based on the Intel Itanium processor that run the HP-UX and OpenVMS operating systems, as well as HP Integrity NonStop solutions. Our Integrity servers feature scalable blades built on a blade infrastructure with our unique Blade Link technology and the Superdome 2 server solution. Business Critical Systems also offers our mission critical x86 ProLiant servers for scalability of systems that have more than four industry standard processors.

        Storage.    Our storage offerings include storage platforms for enterprise and SMB environments. Our flagship product is the HP 3PAR StoreServ Storage Platform, which is designed for virtualization, cloud and IT-as-a-service. Traditional Storage solutions include tape, storage networking and legacy external disk products such as EVA and XP. Converged Storage solutions include 3PAR, StoreOnce, StoreVirtual and StoreAll products. These offerings enable customers to optimize their existing storage systems, build new virtualization solutions and plan their transition to cloud computing.

        Networking.    Our switch, router and wireless LAN products deliver open, scalable, secure, agile and consistent solutions for data center, campus and branch networks. Our networking solutions are based on our FlexNetwork architecture, which is designed to enable simplified server virtualization, unified communications and multi-media application delivery for the enterprise. Software-defined networking provides an end-to-end solution to automate the network from data center to campus and branch.

        Technology Services.    Technology Services provides professional and support services and technology consulting. Support services offerings span various customer support needs and include: HP Foundation Care, our portfolio of reactive hardware and software support services; HP Proactive Care, which combines remote support technology for real-time monitoring with rapid access to our technical experts; HP Datacenter Care, a comprehensive and flexible end-to-end support for HP and multi-vendor systems that enables customers to build, operate or consume IT in traditional, cloud or hybrid cloud environments; and Lifecycle Event services, which are event-based services offering our technology expertise and consulting for each phase of the technology life cycle. Our technology services offerings are available in the form of service contracts, pre-packaged offerings (HP Care Pack services) or on a customized basis. The technology consulting portfolio includes cloud, big data and mobility consulting services, and provides IT organizations with advice, design, implementation, migration and optimization of our EG platforms: servers, storage, networking and converged infrastructure.

Enterprise Services

        ES provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains. ES delivers to our clients by leveraging investments in consulting and support professionals, infrastructure technology, applications, standardized methodologies, and global supply and delivery. ES also creates opportunities for us to sell additional hardware and software by offering solutions that encompass both products and services. ES is divided into two business units, Infrastructure Technology Outsourcing and Application and Business Services.

        Infrastructure Technology Outsourcing.    Infrastructure Technology Outsourcing delivers comprehensive services that streamline and optimize our clients' technology infrastructure to efficiently enhance performance, reduce costs, mitigate risk and enable business change. These services encompass the management of data centers, IT security, cloud computing, workplace technology, networks, unified communications and enterprise service management. We also offer a set of managed services that provide a cross-section of our broader infrastructure services for smaller, discrete engagements.

        Application and Business Services.    Application and Business Services helps our clients develop, revitalize and manage their applications and information assets. This full application life cycle approach encompasses application development, testing, modernization, system integration, maintenance and management for both packaged and custom-built applications and cloud offerings. The Application and Business Services portfolio also includes intellectual property-based industry solutions, services and technologies to help clients better manage critical business processes, such as customer relationship management, finance and administration, human resources, payroll and document processing.

Software

        Software provides IT management, big data and security solutions for businesses and enterprises of all sizes. Our IT management solutions help customers deliver applications and services that perform to defined standards and automate the underlying infrastructure, be it traditional, cloud or hybrid. Our big data solutions include the HP HAVEn Big Data Platform, which, together with the Autonomy and Vertica products, is designed to help customers manage, govern and get faster answers from all of their structured and unstructured information. Our security solutions provide customers with security at all levels of the enterprise—from the infrastructure through applications and information. Our Software offerings are delivered in the form of traditional software licenses or software-as-a-service and are augmented by support and professional services in order to provide an end-to-end solution to customers.

HP Financial Services

        HPFS supports and enhances our global product, software and services solutions by providing a broad range of value-added asset management and financing services. HPFS, through innovative financings, enables HP's worldwide customers to acquire complete IT solutions, including hardware, software and services. HPFS offers leasing, financing, utility programs, and asset management services for large enterprise customers. HPFS also provides an array of financial options to SMBs and educational and governmental entities. HPFS offers innovative, customized and flexible solutions to balance unique customer cash flow, technology obsolescence and capacity needs.

Corporate Investments

        Corporate Investments includes HP Labs, the webOS business and certain business incubation projects.

Sales, Marketing and Distribution

        We manage our business and report our financial results based on the business segments described above. Our customers are organized by consumer and commercial customer groups, and purchases of HP products, solutions and services may be fulfilled directly by HP or indirectly through a variety of partners, including:

  •
  retailers that sell our products to the public through their own physical or Internet stores;

  •
  resellers that sell our products and services, frequently with their own value-added products or services, to targeted customer groups;

  •
  distribution partners that supply our solutions to resellers;

  •
  original equipment manufacturers ("OEMs") that integrate our products and services with their own products and services, and sell the integrated solution;

  •
  independent software vendors that provide their clients with specialized software products and often assist us in selling our products and services to clients purchasing their products;

  •
  systems integrators that provide expertise in designing and implementing custom IT solutions and often partner with us to extend their expertise or influence the sale of our products and services; and

  •
  advisory firms that provide various levels of management and IT consulting, including some systems integration work, and typically partner with us on client solutions that require our unique products and services.

        The mix of our business by channel or direct sales differs substantially by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing and distribution efforts accordingly. We are focused on driving the depth and breadth of our coverage, in addition to efficiencies and productivity, gains in both our direct and indirect businesses. So, while each of our business segments manages the execution of its own go-to-market and distribution strategy, our business segments also collaborate to ensure strategic and process alignment where appropriate. For example, we typically assign an account manager, generally from EG or ES, to manage relationships across our business with large enterprise customers. The account manager is supported by a team of specialists with product and services expertise. For other customers and for consumers, PPS typically manages direct online sales as well as channel relationships with retailers, while our business segments collaborate to manage relationships with commercial resellers targeting SMBs where appropriate.

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

        We utilize two primary methods of fulfilling demand for products: building products to order and configuring products to order. We build products to order to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations. Alternatively, configuring products to order permits configuration of units to a customer's particular hardware and software customization requirements. Our inventory management and distribution practices in both building products to order and configuring products to order seek to minimize inventory holding periods by taking delivery of the inventory and manufacturing immediately prior to the sale or distribution of products to our customers.

        We purchase materials, supplies and product subassemblies from a substantial number of vendors. For most of our products, we have existing alternate sources of supply or such sources are readily available. However, we do rely on sole sources for laser printer engines, LaserJet supplies, certain customized parts and parts for products with short life cycles (although some of these sources have operations in multiple locations in the event of a disruption). We are dependent upon Intel and AMD as suppliers of processors and Microsoft for various software products; however, we believe that disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors. See "Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage suppliers properly," in Item 1A, which is incorporated herein by reference.

        Like other participants in the IT industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our requirements for periods averaging 90 to 120 days. From time to time, we may experience significant price volatility or supply constraints for certain components that are not available from multiple sources. Frequently, we are able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on our gross margin but does not generally disrupt production. We also aim to acquire component inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. See "Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage suppliers properly," in Item 1A, which is incorporated herein by reference.

International

        Our products and services are available worldwide. We believe this geographic diversity allows us to meet demand on a worldwide basis for both consumer and enterprise customers, draws on business and technical expertise from a worldwide workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams to offset geographic economic trends and offers us an opportunity to access new markets for maturing products. In addition, we believe that future growth is dependent in part on our ability to develop products and sales models that target developing countries. In this regard, we believe that our broad geographic presence gives us a solid base on which to build such future growth.

        A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Approximately 64% of our overall net revenue in fiscal 2013 came from outside the United States.

        For a discussion of risks attendant to HP's international operations, see "Risk Factors—Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, costs and expenses, and financial condition," in Item 1A, "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A and Note 9 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Research and Development

        Innovation is a key element of our culture. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and desires, and emerging technological trends. Our efforts also are focused on identifying the areas where we believe we can make a unique contribution and the areas where partnering with other leading technology companies will leverage our cost structure and maximize our customers' experiences.

        HP Labs, together with the various research and development groups within our business segments, are responsible for our research and development efforts. HP Labs is part of our Corporate Investments segment.

        Expenditures for research and development were $3.1 billion in fiscal 2013, $3.4 billion in fiscal 2012 and $3.3 billion in fiscal 2011. We anticipate that we will continue to have significant research and development expenditures in the future to support the design and development of innovative, high-quality products and services to maintain and enhance our competitive position.

        For a discussion of risks attendant to our research and development activities, see "Risk Factors—If we cannot successfully execute on our strategy and continue to develop, manufacture and market products, services and solutions that meet customer requirements for innovation and quality, our revenue and gross margin may suffer," in Item 1A, which is incorporated herein by reference.

Patents

        Our general policy has been to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. At October 31, 2013, our worldwide patent portfolio included over 38,000 patents, which represented a slight increase over the number of patents in our patent portfolio at the end of fiscal 2012 and fiscal 2011.

        Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of the individual patents across our patent portfolio vary. We believe that our patents and patent applications are important for maintaining the competitive differentiation of our products and services, enhancing our freedom of action to sell our products and services in markets in which we choose to participate, and maximizing our return on research and development investments. No single patent is in itself essential to HP as a whole or to any of HP's business segments.

        In addition to developing our patent portfolio, we license intellectual property from third parties as we deem appropriate. We have also granted and continue to grant to others licenses under our patents when we consider these arrangements to be in our interest. These license arrangements include a number of cross-licenses with third parties.

        For a discussion of risks attendant to intellectual property rights, see "Risk Factors—Our revenue, cost of sales, and expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our business depends or if third-parties assert that we violate their intellectual property rights," in Item 1A, which is incorporated herein by reference.

Backlog

        We believe that backlog is not a meaningful indicator of future business prospects due to our diverse products and services portfolio, including the large volume of products delivered from shelf or channel partner inventories and the shortening of product life cycles. Therefore, we believe that backlog information is not material to an understanding of our overall business.

Seasonality

        General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products and services experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, European sales often are weaker in the summer months and consumer sales often are stronger in the fourth calendar quarter. Demand during the spring and early summer months also may be adversely impacted by market anticipation of seasonal trends. See "Risk Factors—Our sales cycle makes planning and inventory management difficult and future financial results less predictable," in Item 1A, which is incorporated herein by reference.

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

        The markets for each of our business segments are characterized by vigorous competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Most product life cycles are short, and to remain competitive we must develop new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors listed above. In addition, we compete with many of our current and potential partners, including OEMs that design, manufacture and often market their products under their own brand names. Our successful management of these competitive partner relationships will be critical to our future success. Moreover, we anticipate that we will have to continue to adjust prices on many of our products and services to stay competitive.

        We have a broad technology portfolio spanning personal computing and other access devices, imaging and printing-related products and services, enterprise IT infrastructure products and solutions, multi-vendor customer services and IT management software and solutions. We are the leader or among the leaders in each of our business segments.

        The competitive environments in which each segment operates are described below:

        Personal Systems.    The markets in which Personal Systems operates are intensely competitive and are characterized by price competition and inventory depreciation. Contraction in the PC market and the ongoing shift in customers to tablets and other form factors has further intensified competition in the PC market. Our primary competitors are Lenovo Group Limited, Dell Inc. ("Dell"), Acer Inc., ASUSTeK Computer Inc., Apple Inc., Toshiba Corporation and Samsung Electronics Co., Ltd. ("Samsung") (for tablets). In particular regions, we also experience competition from local companies and from generically-branded or "white box" manufacturers. Our competitive advantages include our broad product portfolio, our innovation and research and development capabilities, our brand and procurement leverage, our ability to cross-sell our portfolio of offerings, our extensive service and support offerings and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.

        Printing.    The markets for printer hardware and associated supplies are highly competitive. Printing's key customer segments each face competitive market pressures in pricing and the introduction of new products. Our primary competitors include Canon U.S.A., Inc., Lexmark International, Inc., Xerox Corporation, Seiko Epson Corporation, Ricoh Company Ltd, Samsung and Brother Industries, Ltd. In addition, independent suppliers offer refill and remanufactured alternatives for HP original inkjet and toner supplies, which are often available for lower prices but generally offer lower print quality and reliability. Other competitors also have developed and marketed new compatible cartridges for HP's laser and inkjet products, particularly outside of the United States where intellectual property protection is inadequate or ineffective. Printing is focused on growth through innovation and growing long-term, high-value recurring business, accelerating the transition from analog to digital printing in graphics, commercial and production environments, driving web and mobile content solutions through our installed base of web-connected ePrinters and growing cloud-based, document-centric commercial solutions and services. Our competitive advantages include our comprehensive solutions for the home, office and publishing environments, our innovation and research and development capabilities, our brand, and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.

        Enterprise Group.    EG operates in the highly competitive enterprise technology infrastructure market that is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors include technology vendors such as International Business Machines Corporation ("IBM"), Dell, EMC Corporation ("EMC"), Cisco Systems, Inc. ("Cisco"), VMware, Microsoft and Amazon.com Inc. In particular regions, we also experience competition from local companies and from generically-branded or "white-box" manufacturers. Our strategy is to deliver superior products, high-value technology support services and differentiated integrated solutions that combine our infrastructure, software and services capabilities. Our competitive advantages are our broad end-to-end solutions portfolio, supported by our strong intellectual property portfolio and research and development know-how, coupled with our global reach and partner ecosystem.

        Enterprise Services.    ES competes in the IT services, consulting and integration, infrastructure technology outsourcing, business process outsourcing and application service markets. Our primary competitors include IBM Global Services, Computer Sciences Corporation, systems integration firms such as Accenture Ltd. and offshore companies such as Fujitsu Limited and India-based competitors Wipro Limited, Infosys Limited and Tata Consultancy Services Ltd. We also compete with other traditional hardware providers, such as Dell, which are increasingly offering services to support their products, new players in emerging areas like Cloud, and smaller local players. Many of our competitors offer a wide range of global services, and some of our competitors enjoy significant brand recognition. ES teams with many companies to offer services, and those arrangements allow us to extend our reach and augment our capabilities. Our competitive advantages include our deep technology expertise, especially in complex multi-vendor environments, differentiated intellectual property ("IP"), our strong track record of collaboration with clients and partners, and the combination of our expertise in infrastructure management with skilled global resources on platforms from SAP, Oracle Corporation ("Oracle") and Microsoft, among others.

        Software.    The markets in which Software operates are fueled by rapidly changing customer requirements and technologies. We design and develop enterprise IT management software in competition with IBM, CA Technologies, Inc., VMware, BMC Software, Inc. and others. Our big data solutions, which include data analytics, information governance and digital marketing offerings incorporating both structured and unstructured data, compete with products from companies like Adobe Systems Inc., IBM, EMC, Open Text Corporation, Oracle and Symantec Corporation. We also deliver enterprise security/risk intelligence solutions that compete with products from EMC, IBM, Cisco and McAfee, Inc. As customers are becoming increasingly comfortable with newer delivery mechanisms such as software-as-a-service, we are facing competition from smaller, less traditional competitors, particularly for customers with smaller IT organizations. Our differentiation lies in the breadth and depth of our software and services portfolio and the scope of our market coverage.

        HP Financial Services.    In our financing business, our competitors are captive financing companies, mainly IBM Global Financing, as well as banks and other financial institutions. We believe our competitive advantage in this business over banks and other financial institutions is our ability to finance products, services and total solutions.

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

        Many of our products are subject to various federal, state, local and foreign laws governing chemical substances in products and their safe use, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. Some of our products also are, or may in the future be, subject to requirements applicable to their energy consumption. In addition, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, and their energy efficiency, including requirements relating to climate change. We also are subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). In the event our products become non-compliant with these laws, our products could be restricted from entering certain jurisdictions, and we could face other sanctions, including fines.

        Our operations and ultimately our products are expected to become increasingly subject to federal, state, local and foreign laws and regulations and international treaties relating to climate change. As these laws, regulations and treaties and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines. However, we believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that HP technology can be used to address climate change and to facilitate compliance with related laws, regulations and treaties.

        We are committed to maintaining compliance with all environmental laws applicable to our operations, products and services and to reducing our environmental impact across all aspects of our business. We meet this commitment with a comprehensive environmental, health and safety policy, strict environmental management of our operations and worldwide environmental programs and services.

        A liability for environmental remediation and other environmental costs is accrued when we consider it probable a liability has been incurred and the amount of loss can be reasonably estimated. Environmental costs and accruals are presently not material to our operations, cash flows or financial position. Although there is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse effect on our operations, cash flows, or financial condition, we do not currently anticipate material capital expenditures for environmental control facilities.

        For a discussion of risks attendant to these environmental factors, see "Risk Factors—Unforeseen environmental costs could adversely affect our business and results of operations," in Item 1A, which is incorporated herein by reference. In addition, for a discussion of our environmental contingencies see Note 17 to the Consolidated Financial Statements in Item 8, which is also incorporated herein by reference.

Executive Officers

        The following are our current executive officers:

John M. Hinshaw; age 43; Executive Vice President, Technology and Operations

        Mr. Hinshaw has served as Executive Vice President, Technology and Operations since November 2011. Previously, Mr. Hinshaw served as Vice President and General Manager of Information Solutions at The Boeing Company, an aerospace company, from January 2011 to October 2011 and as Global Chief Information Officer for Boeing from June 2007 to December 2010.

Abdo George Kadifa; age 54; Executive Vice President, HP Software

        Mr. Kadifa has served as Executive Vice President, HP Software since May 2012. Previously, he served as a director of Silver Lake, a private equity firm, from June 2007 to May 2012.

Tracy S. Keogh; age 52; Executive Vice President, Human Resources

        Ms. Keogh has served as Executive Vice President, Human Resources since April 2011. Previously, Ms. Keogh served as Senior Vice President of Human Resources at Hewitt Associates, a provider of human resources consulting services, from May 2007 until March 2011.

Catherine A. Lesjak; age 54; Executive Vice President and Chief Financial Officer

        Ms. Lesjak has served as Executive Vice President and Chief Financial Officer since January 2007. Ms. Lesjak served as interim Chief Executive Officer from August 2010 until November 2010. She also serves as a director of SunPower Corporation.

Todd R. Morgenfeld; age 41; Senior Vice President, Corporate Development and Corporate Analytics, and Treasurer

        Mr. Morgenfeld has served as Senior Vice President, Corporate Development and Corporate Analytics, and Treasurer since November 2013. Previously, Mr. Morgenfeld served as Senior Vice President, HP Mobility, supporting our strategy of providing integrated solutions for the rapidly changing information technology landscape, from June 2013 to October 2013. Prior to that, Mr. Morgenfeld served in several roles at Silver Lake, a global technology investment firm, from 2004 until May 2013, most recently serving as a director.

Michael G. Nefkens; age 44; Executive Vice President, Enterprise Services

        Mr. Nefkens has served as Executive Vice President, Enterprise Services since December 2012. Previously, he served in that role in an acting capacity since August 2012. Prior to that, Mr. Nefkens served as Senior Vice President and General Manager of Enterprise Services in the EMEA region from November 2009 to August 2012, after having served in client-facing roles for some of Enterprise Services' largest clients since joining the business in 2001.

Jeff T. Ricci; age 52; Vice President, Controller and Principal Accounting Officer

        Mr. Ricci has served as interim Controller and Principal Accounting Officer since November 2013 and as Vice President of Finance for our Technology and Operations organization since May 2012. Previously, Mr. Ricci served as Vice President of Finance for Global Accounts and HP Financial Services from March 2011 to May 2012 and Vice President of Finance for HP Software from March 2009 to March 2011. Prior to joining HP, Mr. Ricci served as Senior Vice President of Finance for BEA Systems, Inc., an enterprise software company, from 2000 until June 2008.

John F. Schultz; age 49; Executive Vice President, General Counsel and Secretary

        Mr. Schultz has served as Executive Vice President, General Counsel and Secretary since April 2012. Previously, he served as Deputy General Counsel for Litigation, Investigations and Global Functions from September 2008 to April 2012. From March 2005 to September 2008, Mr. Schultz was a partner in the litigation practice at Morgan, Lewis & Bockius LLP, where, among other clients, he supported HP as external counsel on a variety of litigation and regulatory matters.

William L. Veghte; age 46; Executive Vice President and General Manager, Enterprise Group

        Mr. Veghte has served as Executive Vice President and General Manager of the Enterprise Group since August 2013. Previously, he served as Chief Operating Officer from May 2012 to August 2013. Prior to that, Mr. Veghte served as Executive Vice President of HP Software from May 2010 to May 2012. Prior to joining HP, Mr. Veghte served as Senior Vice President of the Windows business group at Microsoft Corporation, a software company, from February 2008 until January 2010.

Dion J. Weisler; age 46; Executive Vice President, Printing and Personal Systems Group

        Mr. Weisler has served as Executive Vice President of the Printing and Personal Systems Group since June 2013. Previously, he served as Senior Vice President and Managing Director, Printing and Personal Systems, Asia Pacific and Japan from January 2012 to June 2013. Prior to joining HP, he was Vice President and Chief Operating Officer of the Product and Mobile Internet Digital Home Groups at Lenovo Group Ltd., a technology company, from January 2008 to December 2011.

Margaret C. Whitman; age 57; President and Chief Executive Officer

        Ms. Whitman has served as President and Chief Executive Officer since September 2011 and as a member of HP's Board of Directors since January 2011. From March 2011 to September 2011, Ms. Whitman served as a part-time strategic advisor to Kleiner Perkins Caufield & Byers, a private equity firm. Previously, Ms. Whitman served as President and Chief Executive Officer of eBay Inc., an online marketplace and payments company, from 1998 to March 2008. Prior to joining eBay, Ms. Whitman held executive-level positions at Hasbro Inc., a toy company, FTD, Inc., a floral products company, The Stride Rite Corporation, a footwear company, The Walt Disney Company, an entertainment company, and Bain & Company, a consulting company. Ms. Whitman also serves as a director of The Procter & Gamble Company and is a former director of DreamWorks Animation SKG, Inc. and Zipcar, Inc.

Employees

        We had approximately 317,500 employees worldwide as of October 31, 2013.

Available Information

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://www.hp.com/investor/home, as soon as reasonably practicable after HP electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission. HP's Corporate Governance Guidelines, Board of Directors' committee charters (including the charters of the Audit Committee, HR and Compensation Committee, and Nominating and Governance Committee) and code of ethics entitled "Standards of

Business Conduct" also are available at that same location on our website. Stockholders may request free copies of these documents from:

Hewlett-Packard Company
Attention: Investor Relations
3000 Hanover Street
Palo Alto, CA 94304
http://www.hp.com/investor/informationrequest

Additional Information

        Microsoft® and Windows® are U.S.-registered trademarks of Microsoft Corporation. Intel®, Itanium® and Intel Itanium® are trademarks of Intel Corporation in the United States and other countries. AMD is a trademark of Advanced Micro Devices, Inc. ARM® is a registered trademark of ARM Limited. UNIX® is a registered trademark of The Open Group.

ITEM 1A. Risk Factors.

        The following discussion of risk factors contains forward-looking statements. These risk factors may be important for understanding any statement in this Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Consolidated Financial Statements and related notes in Part II, Item 8, "Financial Statements and Supplemental Data" of this Form 10-K.

        Because of the following factors, as well as other variables affecting our results of operations, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

If we are unsuccessful at addressing our business challenges, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.

        We are in the process of addressing many challenges facing our business. One set of challenges relates to dynamic and accelerating market trends, such as the decline in the PC market, the growth of multi-architecture devices running competing operating systems, the market shift towards tablets within mobility, the market shift to cloud-related infrastructure, software, and services, and the growth in software-as-a-service business models. Another set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions; our business-specific competitors are exerting increased competitive pressure in targeted areas and are going after new markets; our emerging competitors are introducing new technologies and business models; and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model and go-to-market execution. In addition, we are facing a series of significant macroeconomic challenges, including weakness across many geographic regions, particularly in the United States, Western and Northern Europe, and certain countries and businesses in Asia. We may experience delays in the anticipated timing of activities related to these efforts and higher than expected or unanticipated execution costs. In addition, we are vulnerable to increased risks associated with these efforts given our large portfolio of businesses, the broad range of geographic regions in which we and our customers and partners operate, and the integration of acquired businesses. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

        In May 2012, we announced a company-wide restructuring plan expected to be implemented through the end of fiscal 2014. The restructuring plan includes both voluntary early retirement programs and non-voluntary workforce reductions. Significant risks associated with these actions that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, decreases in employee morale and the failure to meet operational targets due to the loss of employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and financial results could be adversely affected.

Competitive pressures could harm our revenue, gross margin and prospects.

        We encounter aggressive competition from numerous and varied competitors in all areas of our business, and our competitors may target our key market segments. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support, security, availability of application software, and internet infrastructure offerings. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, our results of operations and prospects could be harmed.

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

        Companies with whom we have alliances in some areas may be competitors in other areas. In addition, companies with whom we have alliances also may acquire or form alliances with our competitors, which could reduce their business with us. If we are unable to effectively manage these complicated relationships with alliance partners, our cash flows and results of operations could be adversely affected.

        We face aggressive price competition for our products and services and, as a result, we may have to continue lowering the prices of many of our products and services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin. In addition, competitors who have a greater presence in some of the lower-cost markets in which we compete may be able to offer lower prices than we are able to offer. Our cash flows, results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.

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

        Even if we are able to maintain or increase market share for a particular product, revenue could decline because the product is in a maturing industry or market segment or contains technology that is becoming obsolete. For example, our Storage business unit is experiencing the effects of a market transition towards converged products and solutions, which has led to a decline in demand for our traditional storage products. In addition, the performance of our Business Critical Systems business unit has been affected by the decline in demand for UNIX servers and concerns about the development of new versions of software to support our Itanium-based products. Revenue and margins also could decline due to increased competition from other types of products. For example, growing demand for an increasing array of mobile computing devices and the development of cloud-based solutions has reduced demand for some of our existing hardware products. In addition, refill and remanufactured alternatives for some of HP's LaserJet toner and inkjet cartridges compete with our printing supplies business.

If we cannot successfully execute on our strategy and continue to develop, manufacture and market products, services and solutions that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

        Our long-term strategy is focused on leveraging our portfolio of hardware, software and services as we adapt to a changing and hybrid model of IT delivery and consumption driven by the growing adoption of cloud computing and increased demand for integrated IT solutions. To successfully execute on this strategy, we need to continue evolving our focus towards the delivery of integrated IT solutions for our customers and to continue to invest and expand into cloud computing, security, big data and mobility. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas, could adversely affect our business, results of operation and financial results.

        The process of developing new high-technology products, software, services and solutions and enhancing existing hardware and software products, services and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. For example, as the transition to an environment characterized by cloud-based computing and software being delivered as a service progresses, we must continue to successfully develop and deploy cloud-based solutions for our customers. We must make long-term investments, develop or obtain, and protect, appropriate intellectual property, and commit significant research and development and other resources before knowing whether our predictions will accurately reflect customer demand for our products, services and solutions. In addition, after we develop a product, we must be able to manufacture appropriate volumes quickly while also managing costs and preserving margins. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so within a given product's life cycle or at all. Any delay in the development, production or marketing of a new product, service or solution could result in us not being among the first to market, which could further harm our competitive position.

        In the course of conducting our business, we must adequately address quality issues associated with our products, services and solutions, including defects in our engineering, design and manufacturing processes and unsatisfactory performance under service contracts, as well as defects in third-party components included in our products and unsatisfactory performance or even malicious acts by third-party contractors or subcontractors or the employees of those contractors or subcontractors. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to develop and implement appropriate solutions. However, the products, services and solutions that we offer are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errata, particularly with respect to faulty components manufactured by third-parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch") to address quality issues with our products, we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Addressing quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. If new or existing customers have difficulty operating our products or are dissatisfied with our services or solutions, our results of operations could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect our results of operations.

Economic weakness and uncertainty could adversely affect our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on worldwide economic conditions and the demand for technology hardware, software and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and in increased expenses and difficulty in managing inventory levels. For example, we are continuing to experience macroeconomic weakness across many geographic regions, particularly in the Europe, the Middle East and Africa ("EMEA") region, China and other high-growth markets. The U.S. federal government spending cuts that went into effect on March 1, 2013 may further reduce demand for our products, services and solutions from organizations that receive funding from the U.S. government and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products, services and solutions. Economic weakness and uncertainty may adversely affect demand for our products, services and solutions, may result in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges, and may make it more difficult for us to make accurate forecasts of revenue, gross margin, cash flows and expenses.

        We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers. In addition, our business may be disrupted if we are unable to obtain equipment, parts or components from our suppliers—and our suppliers from their suppliers—due to the insolvency of key suppliers or the inability of key suppliers to obtain credit.

        Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Poor financial performance of asset markets combined with lower interest rates and the adverse effects of fluctuating currency exchange rates could lead to higher pension and post-retirement benefit expenses. Interest and other expenses could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, costs of hedging activities and the fair value of derivative instruments. Economic downturns also may lead to restructuring actions and associated expenses.

The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.

        Our revenue, gross margin and profit vary among our products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Our revenue depends on the overall demand for our products and services. Delays or reductions in IT spending could have a material adverse effect on demand for our products and services, which could result in a significant decline in revenue. In addition, revenue declines in some of our businesses, particularly our services businesses, may affect revenue in our other businesses as we may lose cross-selling opportunities. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer and geographic mix reflected in that period's net revenue. Competition, lawsuits, investigations and other risks affecting those businesses therefore may have a significant impact on our overall gross margin and profitability. Certain segments have a higher fixed cost structure and more variation in gross margins across their business units and product portfolios than others and may therefore experience significant operating profit volatility on a quarterly basis. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may lead to adjustments to our operations. Moreover, our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period.

If we do not effectively manage our product and services transitions, our revenue, gross margins and profitability may suffer.

        Many of the markets in which we compete are characterized by rapid technological advances in hardware performance and software features and functionality, frequent introduction of new products, short product life cycles, and continual improvement in product price characteristics relative to product performance. To maintain our competitive position in these markets, we must successfully develop and introduce new products and services. Among the risks associated with the introduction of new products and services are: delays in development or manufacturing, variations in costs, delays in customer purchases or reductions in the price of existing products in anticipation of new introductions, difficulty in predicting customer demand for the new offerings and challenges of effectively managing inventory levels so that they are in line with anticipated demand; risks associated with new products meeting customer qualifications and customer evaluation of new products; and the risk that new products may have quality or other defects or may not be supported adequately by application software. If we do not make an effective transition from existing products and services to future offerings, our revenue and gross margins may decline and our profitability may be harmed.

        Our revenue and gross margin also may suffer as a result of the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a new product just before our own product introduction. Furthermore, sales of our new products and services may replace sales or result in discounting of some of our current offerings, offsetting the benefit of even a successful introduction. There also may be overlaps in our current products and services and portfolios we have acquired through mergers and acquisitions that we must manage. In addition, it may be difficult to ensure performance of new customer contracts in accordance with our revenue, margin and cost estimates and to achieve operational efficiencies embedded in our estimates. Given the competitive nature of our industry, if any of these risks materializes, future demand for our products and services and our results of operations may suffer.

If we fail to manage the distribution of our products and services properly, our revenue, gross margins and profitability could suffer.

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

    Our results of operations may be adversely affected by any conflicts that might arise between our various sales channels, the loss or deterioration of any alliance or distribution arrangement or the loss of retail shelf space. Moreover, some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness and industry consolidation. Many of our significant distributors operate on narrow product margins and have been negatively affected by business pressures. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors' financial conditions, abilities to borrow funds in the credit markets or operations weaken.

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

We depend on third-party suppliers, and our financial results could suffer if we fail to manage suppliers properly.

        Our operations depend on our ability to anticipate our needs for components, products and services, as well as our suppliers' ability to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet critical schedules. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are located around the world, and the long lead times required to manufacture, assemble and deliver certain components and products, problems could arise in production, planning, and inventory management that could seriously harm us. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource intensive than expected. Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers, and risks related to our relationships with single source suppliers, as described below.

  •
  Shortages.  Occasionally we may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. For example, our PC business relies heavily upon OMs to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. HP represents a substantial portion of the business of some of these OMs, and any changes to the nature or volume of business transacted by HP with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of certain components may increase, and we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or services offerings, which could result in further costs and delays.

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

  •
  Contractual terms.  As a result of binding price or purchase commitments with vendors, we may be obligated to purchase components or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. If we commit to purchasing components or services for prices in excess of the then-current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, our gross margin could suffer, and we could incur additional charges relating to inventory obsolescence. In addition, many of our competitors obtain products or components from the same OMs and suppliers that we utilize. Our competitors may obtain better pricing, more favorable contractual terms and conditions, and more favorable allocations of products and components during periods of limited supply, and our ability to engage in relationships with certain OMs and suppliers could be limited. The practice employed by our PC business of purchasing product components and transferring those components to its OMs may create large supplier receivables with the OMs that, depending on the financial condition of the OMs, may create collectibility risks. In addition, certain of our OMs and suppliers may decide to discontinue conducting business with us. Any of these actions by our competitors, OMs or suppliers could adversely affect our future results of operations and financial condition.

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

  •
  Single source suppliers.  Our use of single source suppliers for certain components could exacerbate any supplier issues. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. For example, we rely on Intel to provide us with a sufficient supply of processors for many of our PCs, workstations and servers and AMD to provide us with a sufficient supply of processors for other products. Some of those processors are customized for our products. New products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. Replacing a single source supplier could delay production of some products as replacement suppliers may be subject to capacity constraints or other output limitations. For some components, such as customized components and some of the processors that we obtain from Intel, alternative sources either may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of components to HP. The loss of a single source supplier, the deterioration of our relationship with a single source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single source supplier could adversely affect our revenue, gross margin and cash flows.

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

        In some of our segments, our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of such quarter. This uneven sales pattern makes predicting revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.

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

Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, costs and expenses, and financial condition.

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

  •
  difficulties associated with repatriating earnings generated or held abroad in a tax-efficient manner and changes in tax laws; and

  •
  fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products and shipments.

        The factors described above also could disrupt our product and component manufacturing and key suppliers located outside of the United States. For example, we rely on manufacturers in Taiwan for the production of notebook computers and other suppliers in Asia for product assembly and manufacture.

        Currencies other than the U.S. dollar, including the euro, the British pound, Chinese yuan renminbi and the Japanese yen, can have an impact on our results (expressed in U.S. dollars). In particular, the economic uncertainties relating to European sovereign and other debt obligations and the related European financial restructuring efforts may cause the value of the euro to fluctuate. Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro, could adversely affect our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. The effectiveness of our hedges depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. We may incur significant losses from our hedging activities due to factors such as volatility and currency variations. In addition, our hedging activities may be ineffective or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. Losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (the "FCPA"). For example, as discussed in Note 17 to the Consolidated Financial Statements, the German Public Prosecutor's Office, the U.S. Department of Justice and the Securities and Exchange Commission have been investigating allegations that certain current and former employees of HP engaged in bribery, embezzlement and tax evasion. In addition, the U.S. enforcement authorities, as well as the Polish Central Anti-Corruption Bureau, are conducting investigations into potential FCPA violations by a former employee of an HP subsidiary in connection with certain public-sector transactions in Poland, and the U.S. enforcement authorities are conducting investigations into certain other public-sector transactions in Russia, Poland, the Commonwealth of Independent States and Mexico, among other countries. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business and reputation.

Any failure by us to identify, manage, complete and integrate acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects, and the costs, expenses and other financial and operational effects associated with managing, completing and integrating acquisitions may result in financial results that are different than expected.

        As part of our business strategy, we may acquire companies or businesses, divest businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). In order to pursue this strategy successfully, we must identify candidates for and successfully complete business combination and investment transactions, some of which may be large or complex, and manage post-closing issues such as the integration of acquired businesses, products, services or employees. Risks associated with business combination and investment transactions include the following, any of which could adversely affect our revenue, gross margin, profitability and financial results:

  •
  Managing business combination and investment transactions requires varying levels of management resources, which may divert our attention from other business operations.

  •
  We may not fully realize all of the anticipated benefits of any business combination and investment transaction, and the timeframe for realizing benefits of a business combination and investment transaction may depend partially upon the actions of employees, advisors, suppliers or other third-parties.

  •
  Business combination and investment transactions have resulted, and in the future may result, in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, goodwill and asset impairment charges, charges from the elimination of duplicative facilities and contracts, asset impairment charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans.

  •
  Any increased or unexpected costs, unanticipated delays or failure to meet contractual obligations could make business combination and investment transactions less profitable or unprofitable.

  •
  Our ability to conduct due diligence with respect to business combination and investment transactions, and our ability to evaluate the results of such due diligence, is dependent upon the veracity and completeness of statements and disclosures made or actions taken by third-parties or their representatives.

  •
  Our due diligence process may fail to identify significant issues with the acquired company's product quality, financial disclosures, accounting practices or internal control deficiencies.

  •
  The pricing and other terms of our contracts for business combination and investment transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate accurately our costs, timing and other matters or we may incur costs if a business combination is not consummated.

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

  •
  Our effective tax rate on an ongoing basis is uncertain, and business combination and investment transactions could adversely impact our effective tax rate.

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

        We have incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill or intangible assets acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. For example, in our third fiscal quarter of 2012, we recorded an $8.0 billion impairment charge relating to the goodwill associated with our enterprise services reporting unit within our former Services segment and a $1.2 billion impairment charge as a result of an asset impairment analysis of the "Compaq" trade name acquired in 2002. In addition, in our fourth fiscal quarter of 2012, we recorded an $8.8 billion impairment charge relating to the goodwill and intangible assets associated with Autonomy. If there are future decreases in our stock price or significant changes in the business climate or results of operations of our reporting units, we may incur additional charges, which may include goodwill impairment or intangible asset charges.

        Integration issues are often complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business and the acquired business. The challenges involved in integration include:

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

        While we do not currently plan to divest any of our major businesses, we do regularly evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience greater dis-synergies than expected, and the impact of the divestiture on our revenue growth may be larger than projected. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals on acceptable terms, which, if not satisfied or obtained, may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could affect our future financial results.

Our revenue, cost of sales, and expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our businesses depend or if third-parties assert that we violate their intellectual property rights.

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

We may not be able to obtain or continue to obtain licenses and technologies from these third-parties at all or on reasonable terms, or such third-parties may demand cross-licenses to our intellectual property. In addition, it is possible that as a consequence of a merger or acquisition, third-parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.

        Third-parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. For example, individuals and groups may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from companies such as HP and its customers. The number of these claims has increased in recent periods and may continue to increase in the future. If we cannot or do not license infringed intellectual property at all or on reasonable terms, or if we are required to substitute similar technology from another source, our operations could be adversely affected. Even if we believe that intellectual property claims are without merit, they can be time-consuming and costly to defend against and may divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.

        Finally, our results of operations and cash flows have been and could continue to be affected in certain periods and on an ongoing basis by the imposition, accrual and payment of copyright levies or similar fees. In certain countries (primarily in Europe), proceedings are ongoing or have been concluded involving HP in which groups representing copyright owners have sought or are seeking to impose upon and collect from HP levies upon equipment (such as PCs, MFDs and printers) alleged to be copying devices under applicable laws. Other such groups have also sought to modify existing levy schemes to increase the amount of the levies that can be collected from us. Other countries that have not imposed levies on these types of devices are expected to extend existing levy schemes, and countries that do not currently have levy schemes may decide to impose copyright levies on these types of devices. The total amount of the copyright levies will depend on the types of products determined to be subject to the levy, the number of units of those products sold during the period covered by the levy, and the per unit fee for each type of product, all of which are affected by several factors, including the outcome of ongoing litigation involving us and other industry participants and possible action by the legislative bodies in the applicable countries, and could be substantial. Consequently, the ultimate impact of these copyright levies or similar fees, and our ability to recover such amounts through increased prices, remains uncertain.

Our revenue and profitability could suffer if we do not manage the risks associated with our services business properly.

        The risks that accompany our services business differ from those of our other businesses and include the following:

  •
  The success of our services business is to a significant degree dependent on our ability to retain our significant services clients and maintain or increase the level of revenues from these clients. We may lose clients due to their merger or acquisition, business failure, contract expiration or their selection of a competing service provider or decision to in-source services. In addition, we may not be able to retain or renew relationships with our significant clients. As a result of business downturns or for other business reasons, we are also vulnerable to reduced processing volumes from our clients, which can reduce the scope of services provided and the prices for those services. We may not be able to replace the revenue and earnings from any such lost clients or reductions in services. In addition, our contracts may allow a client to terminate the contract for convenience, and we may not be able to fully recover our investments in such circumstances.

  •
  The pricing and other terms of some of our IT services agreements, particularly our long-term IT outsourcing services agreements, require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these agreements less profitable or unprofitable, which could have an adverse effect on the profit margin of our IT services business.

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

  •
  Some of our outsourcing services agreements contain pricing provisions that permit a client to request a benchmark study by a mutually acceptable third-party. The benchmarking process typically compares the contractual price of our services against the price of similar services offered by other specified providers in a peer comparison group, subject to agreed upon adjustment and normalization factors. Generally, if the benchmarking study shows that our pricing has a difference outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith any appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services performed after the implementation of those pricing adjustments, which could decrease the cash flows of our IT services business.

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

Failure to comply with our customer contracts or government contracting regulations could adversely affect our revenue and results of operations.

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

        HP's stock price, like that of other technology companies, can be volatile. Some of the factors that could affect our stock price are:

  •
  speculation, coverage or sentiment in the media or the investment community about, or actual changes in, our business, strategic position, market share, organizational structure, operations, financial condition, financial reporting and results, effectiveness of cost-cutting efforts, value or liquidity of our investments, exposure to market volatility, prospects, business combination or investment transactions, future stock price performance, board of directors, executive team, our competitors or our industry in general;

  •
  the announcement of new, planned or contemplated products, services, technological innovations, acquisitions, divestitures or other significant transactions by HP or its competitors;

  •
  quarterly increases or decreases in revenue, gross margin, earnings or cash flows, changes in estimates by the investment community or financial outlook provided by HP and variations between actual and estimated financial results;

  •
  announcements of actual and anticipated financial results by HP's competitors and other companies in the IT industry;

  •
  developments relating to pending investigations, claims and disputes; and

  •
  the timing and amount of share repurchases by HP.

        General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to HP's performance also may affect the price of HP stock. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, as discussed in Note 17 to the Consolidated Financial Statements, we are involved in several securities class action litigation matters. Additional volatility in the price of our securities could result in the filing of additional securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.

Failure to maintain our credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets.

        Our credit risk is evaluated by the major independent rating agencies. Two of those rating agencies, Moody's Investors Service and Standard & Poor's Ratings Services, downgraded our ratings once during fiscal 2012, and a third rating agency, Fitch Ratings, downgraded our ratings twice during that fiscal year. In addition, Moody's Investors Service downgraded our ratings again in November 2012. Our credit ratings remain under negative outlook by Moody's Investors Service. These downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper, and may require the posting of additional collateral under some of our derivative contracts. There can be no assurance that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may further impact us in a similar manner and may have a negative impact on our liquidity, capital position and access to capital markets.

We make estimates and assumptions in connection with the preparation of HP's Consolidated Financial Statements, and any changes to those estimates and assumptions could adversely affect our results of operations.

        In connection with the preparation of HP's Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. In addition, as discussed in Note 17 to the Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability.

        We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, there are proposals for tax legislation that have been introduced or that are being considered that could have a significant adverse effect on our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. Any of these changes could affect our profitability.

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

        Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third-parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

        We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, our outsourcing services business routinely processes, stores and transmits large amounts of data for our clients, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We also could lose existing or potential customers of outsourcing services or other IT solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

        Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Terrorist acts, conflicts, wars and geopolitical uncertainties may seriously harm our business and revenue, costs and expenses and financial condition and stock price.

        Terrorist acts, conflicts or wars (wherever located around the world) may cause damage or disruption to our business, our employees, facilities, partners, suppliers, distributors, resellers or customers or adversely affect our ability to manage logistics, operate our transportation and communication systems or conduct certain other critical business operations. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars have created many economic and political uncertainties. In addition, as a major multinational company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, if they occur, they could result in a decrease in demand for our products, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars.

Unforeseen environmental costs could adversely affect our business and results of operations.

        We are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling, treatment and disposal of our products, including batteries. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product take-back legislation. If we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws, we could incur substantial costs or face other sanctions, which may include restrictions on our products entering certain jurisdictions. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean-up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs to comply with environmental laws are difficult to predict.

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

        We have provisions in our certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition of HP deemed undesirable by our Board of Directors. These include provisions:

  •
  authorizing blank check preferred stock, which we could issue with voting, liquidation, dividend and other rights superior to our common stock;

  •
  limiting the liability of, and providing indemnification to, our directors and officers;

  •
  specifying that our stockholders may take action only at a duly called annual or special meeting of stockholders and otherwise in accordance with our bylaws and limiting the ability of our stockholders to call special meetings;

  •
  requiring advance notice of proposals by our stockholders for business to be conducted at stockholder meetings and for nominations of candidates for election to our Board of Directors; and

  •
  controlling the procedures for conduct of our Board of Directors and stockholder meetings and election, appointment and removal of our directors.

        These provisions, alone or together, could deter or delay hostile takeovers, proxy contests and changes in control or management of HP. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

        Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control of HP could limit the opportunity for our stockholders to receive a premium for their shares of HP stock and also could affect the price that some investors are willing to pay for HP stock.

ITEM 1B. Unresolved Staff Comments.

        None.

ITEM 2. Properties.

        As of October 31, 2013, we owned or leased approximately 67 million square feet of space worldwide, a summary of which is provided below. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

	Fiscal year ended October 31
	Owned	Leased	Total
	Square feet in million
Administration and support	12	19	31
	39%	61%	100%
Core data centers, manufacturing plants, research and development facilities, and warehouse operations	14	15	29
	48%	52%	100%
Total(1)	26	34	60
	43%	57%	100%

(1)
Excludes 7 million square feet of vacated space, of which 2 million square feet is leased to third parties.

        We have seven business segments: Personal Systems, Printing, Enterprise Group, Enterprise Services, Software, HP Financial Services and Corporate Investments. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

Principal Executive Offices

        Our principal executive offices, including our global headquarters, are located at 3000 Hanover Street, Palo Alto, California, United States of America.

Headquarters of Geographic Operations

        The locations of our geographic headquarters at October 31, 2013 were as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Houston, United States Miami, United States Mississauga, Canada	Geneva, Switzerland	Singapore Tokyo, Japan

Product Development, Services and Manufacturing

        The locations of our major product development, manufacturing, data centers, and HP Labs facilities at October 31, 2013 were as follows:

Americas

 Canada—Markham, Mississauga

 Puerto Rico—Aguadilla

United States—Alpharetta, Andover, Auburn Hills, Austin, Blue Ash, Boise, Charlotte, Colorado Springs, Corvallis, Des Moines, Fort Collins, Hockley, Houston, Indianapolis, LaVergne, Palo Alto, Plano, Rancho Cordova, Roseville, San Diego, Sandston, Suwanee, Tulsa	Europe, Middle East, Africa Ireland—Leixlip Israel—Kiryat-Gat, Nes Ziona, Netanya Spain—Sant Cugat del Valles United Kingdom—Billingham, Erskine, Norwich, Sunderland
Asia Pacific China—ChongQing India—Bangalore, Udham Singh Nagar Japan—Tokyo New Zealand—Auckland	HP Labs China—Beijing Israel—Haifa Russia—St. Petersburg United Kingdom—Bristol United States—Palo Alto

ITEM 3. Legal Proceedings.

        Information with respect to this item may be found in Note 17 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures.

        Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Information regarding the market prices of HP common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 and on the cover page of this Annual Report on Form 10-K, respectively, which are incorporated herein by reference. We have declared and paid cash dividends each fiscal year since 1965. Dividends declared and paid per share by fiscal quarter in 2013 and 2012 were as follows:

	2013				2012
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Dividends declared	—	$0.29	—	$0.26	—	$0.26	—	$0.24
Dividends paid	$0.15	$0.15	$0.13	$0.13	$0.13	$0.13	$0.12	$0.12

        As of November 30, 2013, there were approximately 100,804 stockholders of record. Additional information concerning dividends may be found in "Selected Financial Data" in Item 6 and Note 14 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities in fiscal 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (August 2013)	3,919	$22.33	3,919	$8,036,016
Month #2 (September 2013)	10,203	$22.11	10,203	$7,810,407
Month #3 (October 2013)	7,410	$22.34	7,410	$7,644,850

Total	21,532	$22.23	21,532

        HP repurchases shares under an ongoing program when sufficient liquidity exists, the shares are trading at a discount relative to estimated intrinsic value, and there is no alternative investment opportunity expected to generate a higher risk-adjusted return on investment. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All share repurchases settled in the fourth quarter of fiscal 2013 were open market transactions. As of October 31, 2013, HP had remaining authorization of $7.6 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on July 21, 2011.

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

	10/08	10/09	10/10	10/11	10/12	10/13
Hewlett-Packard Company	100.00	125.14	111.62	71.55	38.11	68.95
S&P 500 Index	100.00	109.79	127.92	138.26	159.27	202.54
S&P Information Technology Index	100.00	131.50	155.47	169.10	187.21	224.49

(1)
The stock performance graph does not include HP's peer group because peer group information is represented and included in the S&P Information Technology Index.

ITEM 6. Selected Financial Data.

        The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, which are incorporated herein by reference, in order to understand further the factors that may affect the comparability of the financial data presented below.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31
	2013	2012	2011	2010	2009
	In millions, except per share amounts
Net revenue	$112,298	$120,357	$127,245	$126,033	$114,552
Earnings (loss) from operations(1)	$7,131	$(11,057)	$9,677	$11,479	$10,136
Net earnings (loss)(1)	$5,113	$(12,650)	$7,074	$8,761	$7,660
Net earnings (loss) per share
Basic	$2.64	$(6.41)	$3.38	$3.78	$3.21
Diluted	$2.62	$(6.41)	$3.32	$3.69	$3.14
Cash dividends declared per share	$0.55	$0.50	$0.40	$0.32	$0.32
At year-end:
Total assets(2)	$105,676	$108,768	$129,517	$124,503	$114,799
Long-term debt	$16,608	$21,789	$22,551	$15,258	$13,980
Total debt(3)	$22,587	$28,436	$30,634	$22,304	$15,830

(1)
Earnings (Loss) from operations and net earnings (loss) include the following items:

	2013	2012	2011	2010	2009
	In millions
Amortization of intangible assets	$1,373	$1,784	$1,607	$1,484	$1,578
Impairment of goodwill and intangible assets	—	18,035	885	—	—
Wind down of webOS device business	—	(36)	755	—	—
Wind down of non-strategic businesses	—	108	—	—	—
Restructuring charges	990	2,266	645	1,144	640
Acquisition-related charges	22	45	182	293	242

Total charges before taxes	$2,385	$22,202	$4,074	$2,921	$2,460

Total charges, net of taxes	$1,825	$20,685	$3,130	$2,105	$1,733

(2)
Total assets decreased in fiscal 2012 due primarily to goodwill and intangible asset impairment charges associated with the Autonomy reporting unit within the Software segment, a goodwill impairment charge associated with the Enterprise Services segment and an intangible asset impairment charge associated with the "Compaq" trade name within the Personal Systems segment. Total assets increased in fiscal 2011 and 2010 due primarily to acquisitions in the respective fiscal years.

(3)
In fiscal 2013, total debt decreased due to maturities. Total debt increased in fiscal 2011 and 2010 due primarily to acquisitions and share repurchases.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

  •
  Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the company to provide context for the remainder of MD&A.

  •
  Critical Accounting Policies and Estimates.  A discussion of accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

  •
  Results of Operations.  An analysis of our financial results comparing fiscal 2013 to fiscal 2012 and comparing fiscal 2012 to fiscal 2011. A discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment.

  •
  Liquidity and Capital Resources.  An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and liquidity.

  •
  Contractual and Other Obligations and Off-Balance Sheet Arrangements.  Overview of contractual obligations, postretirement benefit plan funding commitments, payments for restructuring, uncertain tax positions and off-balance sheet arrangements.

        We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Financial Statements. That discussion should be read in conjunction with our Consolidated Financial Statements and the related notes that appear elsewhere in this document.

OVERVIEW

        We are a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs"), and large enterprises, including customers in the government, health and education sectors. Our offerings span the following: personal computing and other access devices; imaging and printing-related products and services; enterprise IT infrastructure, including enterprise server and storage technology, networking products and solutions, technology support and maintenance; multi-vendor customer services, including infrastructure technology and business process outsourcing, application development and support services, and consulting and integration services; and IT management software, information management solutions and security intelligence/risk management solutions. We have seven reportable business segments for financial reporting purposes: Personal Systems, Printing, the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, HP Financial Services ("HPFS") and Corporate Investments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The following provides an overview of our key financial metrics by segment for fiscal 2013:

			Printing and Personal Systems Group
	HP Consolidated(1)		Personal Systems		Printing		Total		Enterprise Group		Enterprise Services		Software		HPFS
	In millions, except per share amounts
Net revenue	$112,298		$32,071		$23,854		$55,925		$28,183		$23,520		$3,913		$3,629
Year-over-year (decrease) increase %	(6.7)%		(10.2)%		(2.6)%		(7.1)%		(5.4)%		(8.2)%		(3.6)%		(5.0)%
Earnings from operations	$7,131		$949		$3,890		$4,839		$4,301		$679		$866		$399
Earnings from operations as a % of net revenue	6.4%		3.0%		16.3%		8.7%		15.3%		2.9%		22.1%		11.0%
Year-over-year increase (decrease) percentage points	15.6	pts	(1.7	) pts	1.7	pts	(0.1	) pts	(2.1	) pts	(1.2	) pts	1.7	pts	0.8	pts
Net earnings	$5,113
Net earnings per share
Basic	$2.64
Diluted	$2.62

(1)
HP consolidated net revenue excludes intersegment net revenue and includes revenue from our Corporate Investments segment. HP consolidated earnings from operations includes the amortization of intangible assets, unallocated costs related to certain stock-based compensation expenses, restructuring charges, corporate and unallocated costs and eliminations, a loss from the Corporate Investments segment and acquisition-related charges.

        Net revenue declined 6.7% (decreased 5.5% on a constant currency basis) in fiscal 2013 compared to fiscal 2012 due primarily to revenue declines of approximately 10%, 8%, 5% and 3% in our Personal Systems, ES, EG and Printing segments, respectively. These revenue declines reflect a series of revenue growth challenges that impacted each of our segments to varying degrees. The primary challenges included: a significant contraction in the overall PC market, which impacted Personal Systems; weak public sector spending and enterprise IT demand, particularly in Europe, which impacted the ES and EG segments; competitive pricing pressures in the enterprise and PC markets, which impacted both the EG and Personal Systems segments; and unfavorable currency impacts and volume declines in supplies, which impacted the Printing segment. Gross margin decreased by 0.1 percentage points in fiscal 2013 compared to fiscal 2012. The gross margin decline was due primarily to competitive pricing environments in the markets for EG and Personal Systems products and decreased revenue and contractual price declines for ES. Partially offsetting these negative impacts was a gross margin increase in Printing due primarily to improvements in toner and higher average selling prices for higher-value consumer printers. Operating margin increased by 15.6 percentage points in fiscal 2013 compared to fiscal 2012 due primarily to the absence of goodwill and intangible asset impairment charges and lower restructuring charges in fiscal 2013. Additionally, total research and development ("R&D") and selling, general and administrative ("SG&A") expenses decreased 2.9% due primarily to R&D activity streamlining in EG, particularly in Business Critical Systems ("BCS"), and cost savings associated with our ongoing restructuring efforts that impacted all expense categories.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Our business continues to produce significant cash flow from operations, generating $11.6 billion in fiscal 2013. During the year, we repaid $5.7 billion of debt, returned $1.1 billion to stockholders through dividends and repurchased $1.5 billion worth of common stock. In addition, we purchased $3.2 billion in capital assets. We ended fiscal 2013 with an investment portfolio of $12.5 billion, consisting of cash and cash equivalents and short-term and long-term investments, which was an increase of approximately $800 million from the end of fiscal 2012.

        We entered fiscal 2013 having experienced a multi-quarter decline in revenue and operating margins. That decline in financial performance reflected a series of challenges that were facing our business. Some of those challenges related to structural and execution issues, such as aligning costs to our revenue trajectory, addressing the need to rationalize our R&D investments and reinvest in IT systems, and rebuilding our channel partner relationships. Other challenges related to dynamic market trends, such as the growth of mobility, the increasing demand for hyperscale computing infrastructure, the shift to software-as-a-service ("SaaS"), the transition towards cloud computing, and aggressive pricing conditions. We also confronted a series of significant macroeconomic challenges in fiscal 2013, such as a shift in consumer spending, weak demand in the SMB and enterprise sectors in Europe, and declining growth in some emerging markets.

        During fiscal 2013, we continued to address these challenges by driving innovation across the company, improving operations, aligning our cost structure and rebuilding our balance sheet. As a result of these efforts, revenue declines have begun to moderate as we reap the early benefits of our investments in product innovation, as decreasing costs driven by our restructuring efforts have begun to align to our revenue trajectory, as our enterprise services business has begun to become more predictable, and as our business performance has begun to improve in our printing business due to our focus on key initiatives such as Ink in the Office, Managed Print Services and Ink Advantage. In addition, we made investments targeted at our channel partner relationships through improvements in sales force and channel partner deal pricing tools and reporting infrastructure. Our strong cash flows from operations in fiscal 2013 also have allowed us to further reduce our debt.

        As we enter fiscal 2014, we continue to experience challenges that represent trends and uncertainties that may affect our business and results of operations. One set of challenges relates to continuing dynamic and accelerating market trends, such as the decline in the PC market, the growth of multi-architecture devices running competing operating systems, the market shift towards tablets within mobility, the market shift to cloud-related infrastructure, software, and services, and the growth in SaaS business models. Another set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions, our business-specific competitors are exerting increased competitive pressure in targeted areas and are going after new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model and go-to-market execution. In addition, we are continuing to experience macroeconomic weakness across many geographic regions, particularly in Europe, the Middle East and Africa ("EMEA"), China and other high-growth markets. A discussion of some of these challenges at the segment level is set forth below.

  •
  In Personal Systems, we continue to be negatively impacted by the market shift towards tablet products within mobility, which has reduced the demand for consumer and notebook products. If benefits from our new product investments in this area do not materialize, we will continue to be negatively impacted by this trend. Personal Systems is also being impacted by consumer demand weakness, particularly in EMEA and a competitive pricing environment.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  •
  In Printing, we are experiencing the impact of the growth in mobility, weak consumer demand, weak demand in EMEA and a competitive pricing environment. To be successful in addressing these challenges, we need to execute on our key initiatives of focusing on products targeted at high usage categories, developing emerging market opportunities, and introducing new revenue delivery models to consumer customers.

  •
  In EG, we are experiencing revenue declines due to multiple market trends and a highly competitive pricing environment, including the increasing demand for hyperscale computing infrastructure products and the transition to cloud computing. In addition, the market for our BCS products continues to weaken as the overall market for UNIX products contracts. To be successful in overcoming these challenges, we must address business model and go-to-market execution challenges, including improved channel execution, and continue to pursue new product innovation, such as HP Moonshot servers, 3PAR storage and the HP CloudSystem and in the areas of software-defined networking, blade servers and wireless networking.

  •
  In ES, we are facing market and macroeconomic pressures, a competitive pricing environment, internal execution challenges, and weak public sector spending. To be successful in addressing these challenges, we must execute on our multi-year turnaround plan, which includes a cost reduction initiative to align our costs to our revenue trajectory and initiatives targeted at improved execution in the areas of sales performance and accountability, contracting practices and pricing.

  •
  In Software, we are facing multiple challenges, including the market shift to SaaS and go-to-market execution challenges. To be successful in addressing these challenges, we must improve our go-to-market execution with integrated customer solutions more aligned to customer demand and achieve broader integration across our overall product portfolio as we work to capitalize on the important market opportunities in the areas of cloud, big data, security and mobility.

        To address these challenges, we need to continue to pursue new product innovation with a view towards developing new products and services aligned with market demand, industry trends and with the needs of our customers and partners. In addition, we need to continue to improve our operations, with a particular focus on enhancing our end-to-end processes. We also need to continue to optimize our sales coverage models, align our sales incentives with our strategic goals, improve channel execution, strengthen our capabilities in our areas of strategic focus, and develop and capitalize on market opportunities.

        For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled "Risk Factors" in Item 1A, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

        The Consolidated Financial Statements of HP are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of HP's Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.

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

Revenue Recognition

        We recognize revenue applying the basic revenue recognition criteria (i.e., when persuasive evidence of a sales arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable, and collectibility is reasonably assured) along with other revenue recognition principles, including industry specific revenue recognition guidance. We enter into contracts to sell our products and services, and while many of our sales agreements contain standard terms and conditions, there are agreements we enter into which contain non-standard terms and conditions. Further, many of our arrangements include multiple elements. As a result, significant contract interpretation is required to determine the appropriate accounting, including the identification of deliverables considered to be separate units of accounting, the allocation of the transaction price among the elements in the arrangement, and the timing of revenue recognition for each of those elements. We recognize revenue for delivered elements as separate units of accounting only when the delivered elements have standalone value, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refund or return rights or other contingencies present for the delivered elements. For elements with no standalone value, we recognize revenue consistent with the pattern of the associated deliverables. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially within our control, the delivered element constitutes a separate unit of accounting. Changes in the allocation of the transaction price between elements may impact the timing of revenue recognition for the contract but will not change the total revenue recognized for the contract.

        We establish the selling prices used for each deliverable based on the vendor-specific objective evidence ("VSOE") of selling price, if available, third-party evidence ("TPE"), if VSOE of selling price is not available, or estimated selling price ("ESP"), if neither VSOE of selling price nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established, based on management's judgment, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

also given to market conditions such as competitor pricing strategies and industry technology life cycles. We may modify or develop new go-to-market practices in the future, which may result in changes in selling prices, impacting both VSOE of selling price and ESP. In arrangements with multiple elements, allocation of the transaction price is determined at inception of the arrangement based on each unit of accounting's relative selling price. However, the aforementioned factors may result in a different allocation of the transaction price to the deliverables in multiple element arrangements entered into in future periods. This may change the pattern and timing of revenue recognition for identical arrangements executed in future periods, but will not change the total revenue recognized for any given arrangement.

        For hardware products, we recognize revenue generated from direct sales to end customers and indirect sales to channel partners (including resellers, distributors and value-added solution providers) assuming all revenue recognition criteria are met. For indirect sales to channel partners, we recognize revenue at the time of delivery when the channel partners have economic substance apart from HP, and HP has completed its obligations related to the sale.

        We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including price protection, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate the number of customers who will actually redeem the incentive, based on historical experience and the specific terms and conditions of the incentive.

        Outsourcing services revenue is generally recognized when the service is provided and the amount earned is not contingent upon any future event. If the service is provided evenly during the contract term but service billings are uneven, we generally recognize revenue on a straight-line basis over the contract term. Losses on outsourcing arrangements are recognized in the period in which such contractual losses become probable and estimable.

        We recognize revenue as work progresses on certain fixed-price contracts, such as consulting arrangements, using a proportional performance method. We estimate the total expected labor costs in order to determine the amount of revenue earned to date. We apply a proportional performance method because reasonably dependable estimates of the labor costs applicable to various stages of a contract can be made. On fixed-price contracts for certain design and build projects (to design, develop, and construct software infrastructure and systems), we recognize revenue as work progresses using the percentage-of-completion method. We use the cost-to-cost method of measurement towards completion as determined by the percentage of cost incurred to date compared to the total estimated costs of the project. Total contract profit is subject to revisions throughout the life of a fixed-price contract. As a result of revisions to cost estimates, and overall contract losses where applicable, we record such changes in the period in which the facts that give rise to the revision become known. In circumstances when reasonable and reliable cost estimates for a project cannot be made, we recognize revenue using the completed contract method.

        For the various software products we sell (e.g., operating system software, network enabling software, information technology and management software and enterprise security software), we assess whether the associated software products were sold stand alone or with the hardware products. If the software sold with the hardware product is more-than-incidental and is essential to the functionality of the hardware, we apply the software accounting guidance. We recognize revenue from the sale of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

perpetual software licenses at the inception of the license term, assuming all revenue recognition criteria have been met. Term-based software license revenue is generally recognized ratably over the term of the license. For software products within the scope of the software accounting guidance, we use the residual method to allocate revenue to software licenses at the inception of the license term when VSOE of fair value for all undelivered elements exists, such as post-contract support, and all other revenue recognition criteria have been satisfied. Revenue generated from maintenance and unspecified upgrades or updates on an if-and-when-available basis is recognized ratably over the period during which such items are delivered. For software hosting or SaaS arrangements, we recognize revenue as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In software hosting arrangements where software licenses are sold, the associated software revenue is generally recognized according to whether perpetual licenses or term licenses are sold, subject to the above guidance. In such software hosting arrangements, we consider the rights provided to the customer (e.g., ownership of a license, contract termination provisions and feasibility of the customer to operate the software) in determining how to account for the license fees. In SaaS arrangements where software licenses are not sold, the entire arrangement is recognized ratably over the term of the subscription arrangement.

Warranty Provision

        We accrue the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of our baseline experience. Warranty terms generally range from 90 days to three years for parts and labor, depending upon the product. Over the last three fiscal years, the annual warranty provision and actual warranty costs have averaged approximately 2.9% and 3.1% of annual net product revenue, respectively.

Business Combinations

        We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquiree generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquiree is recorded as goodwill.

        When determining the fair values of assets acquired, liabilities assumed, and non-controlling interests in the acquiree, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Goodwill

        We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the fourth quarter of fiscal 2013, we performed a quantitative test for all of our reporting units.

        Goodwill is tested for impairment at the reporting unit level. Except for EG and ES, our reporting units are consistent with the reportable segments identified in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. EG includes two reporting units, which are Enterprise Servers, Storage and Networking ("ESSN") and Technology Services ("TS"). ES also consists of two reporting units, which are MphasiS Limited and the remainder of ES. In fiscal 2013, we made two changes to our reporting units. We identified MphasiS Limited as a reporting unit apart from the remainder of ES, and in connection with integration activities we combined the Autonomy reporting unit with the legacy HP Software business reporting unit.

        In the first step of the impairment test, we compare the fair value of each reporting unit to its carrying amount. We estimate the fair value of our reporting units using a weighting of fair values derived most significantly from the income approach and to a lesser extent the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. We weight the fair value derived from the market approach up to 50% of the concluded reporting unit fair value depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, we estimate the fair value of a reporting unit using only the income approach. For the MphasiS Limited reporting unit, we used the quoted market price in an active market to estimate fair value.

        In order to assess the reasonableness of the estimated fair values of our reporting units, we compare the aggregate reporting unit fair values to HP's market capitalization and calculate an implied control premium (the excess of the sum of the reporting units' fair values over HP's market capitalization). We evaluate the control premium by comparing it to observable control premiums from recent comparable transactions. If the implied control premium is not believed to be reasonable in light of these recent transactions, we reevaluate reporting unit fair values, which may result in an adjustment to the discount rate and/or other assumptions. This reevaluation could reduce the estimated fair value for certain or all of our reporting units.

        Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate comparable publicly-traded companies. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount for each reporting unit.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying amount, then we must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit's assets, including any unrecognized intangible assets, liabilities and non-controlling interests are measured at fair value in a hypothetical analysis to calculate the implied fair value of goodwill for the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than its carrying amount, the difference is recorded as an impairment loss.

        Our annual goodwill impairment analysis, which we performed as of the first day of the fourth quarter of fiscal 2013, did not result in any impairment charges. The excess of fair value over carrying amount for each of our reporting units ranged from approximately 14% to approximately 1,200% of carrying amounts. The Software and ESSN reporting units have the lowest excess of fair value over carrying amount at 31% and 14%, respectively. In estimating the fair value of our reporting units, we have taken into consideration the challenging industry and market trends that existed as of August 1, 2013, the date of the annual goodwill impairment test, for each respective reporting unit.

        In order to evaluate the sensitivity of the estimated fair values of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease resulted in an excess of fair value over carrying amount ranging from approximately 2% to approximately 1,000% of the carrying amounts. This hypothetical 10% decrease resulted in the Software and ESSN reporting units having the lowest excess of fair value over carrying amount of 18% and 2%, respectively. We will continue to monitor goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be potential indicator of impairment.

Intangible Assets

        We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these intangible assets is assessed based on the estimated undiscounted future cash flows expected to result from the use of the asset. If the undiscounted future cash flows are less than the carrying amount, the finite-lived intangible assets are considered to be impaired. The amount of the impairment loss, if any, is measured as the difference between the carrying amount of the asset and its fair value. We estimate the fair value of the finite-lived intangible assets by using an income approach or, when available and appropriate, using a market approach.

Restructuring

        We have engaged in restructuring actions, which require management to utilize significant estimates related to the timing and amount of severance and other employee separation costs for workforce reduction and enhanced early retirement programs, realizable values of assets made redundant or obsolete, lease cancellation and other exit costs. We accrue for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences, and negotiated settlements. For a full description of our restructuring

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

actions, refer to our discussions of restructuring in "Results of Operations" below and in Note 7 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Stock-Based Compensation

        Our stock-based compensation program primarily consists of awards of restricted stock, as well as stock options and, to a lesser extent, other award types. The fair value of a restricted stock award is equal to HP's stock price on the date of grant. For stock options, determining the appropriate fair value model and calculating fair value requires the use of assumptions, including the expected term of the option and the expected stock price volatility over the expected term of the option. We utilize the Black-Scholes-Merton option pricing formula to value service-based stock options. We determine the expected term using our historical exercise and post-vesting termination patterns. We determine the expected stock price volatility using implied volatility from options traded on HP's stock. We believe that implied volatility calculated based on actively traded options on HP's stock is a better indicator of expected volatility and future stock price trends than historical volatility.

        The amount of compensation recognized for awards of restricted stock and options is adjusted for an assumed level of forfeiture due to the presence of service or performance vesting conditions and is recognized on a straight-line basis over the requisite service period of the award. These compensation costs are determined at the aggregate grant level for service-based awards and at the individual vesting tranche level for awards with performance and/or market conditions. To the extent our actual forfeitures are different than our estimates, we record an adjustment for the difference in the period that the awards vest, and such adjustments could materially affect our operating results.

        For a further discussion on stock-based compensation, refer to Note 2 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Taxes on Earnings

        We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the final positions reflected in our income tax returns filed during the subsequent fiscal year. We adjust our current and deferred tax provisions based on income tax returns which are generally filed in the third and fourth quarters of the subsequent fiscal year for U.S. federal and state purposes, respectively.

        We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce deferred tax assets to the amount that we are more likely than not to realize.

        We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that it is more likely than not that we will be unable to realize all or part of our deferred tax assets in the future, we would increase the valuation allowance and recognize a corresponding charge to earnings or other comprehensive income in the period in which we make such a determination. Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously recognized valuation allowance. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Our effective tax rate includes the impact of certain undistributed foreign earnings for which we have not provided U.S. federal taxes because we plan to reinvest such earnings indefinitely outside the United States. We plan foreign earnings remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we will distribute to the United States and provide the U.S. federal taxes due on these amounts. Further, as a result of certain employment actions and capital investments we have undertaken, income from manufacturing activities in certain countries is subject to reduced tax rates and, in some cases, is wholly exempt from taxes for fiscal years through 2024. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate.

        We are subject to income taxes in the United States and approximately 80 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. Accordingly, our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, and related interest. For a further discussion on taxes on earnings, refer to Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Allowance for Doubtful Accounts for Accounts Receivable

        We determine our allowance for doubtful accounts using a combination of factors to ensure that we state our account receivables balance at net realizable value. We record specific provisions for individual accounts when we become aware of specific customer circumstances, such as in the case of bankruptcy filings or a deterioration in the customer's operating results or financial position. If the customer's circumstances change, we would adjust our estimate of the net realizable value of the receivables. In addition, we maintain an allowance for doubtful accounts for all other customers based on a variety of factors, including the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, the financial condition of customers, the length of time receivables are past due, trends in overall weighted-average risk rating of the total portfolio, macroeconomic conditions, information derived from competitive benchmarking, significant one-time events and historical experience. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable.

        The annual provision for doubtful accounts has averaged approximately 0.04% of net revenue over the last three fiscal years. Using our third-party credit risk model at October 31, 2013, a 50-basis-point deterioration in the weighted-average default probabilities of our significant customers would have increased the allowance for doubtful accounts by $48 million.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Inventory

        We state our inventory at the lower of cost or market. We make adjustments to reduce the cost of inventory to its net realizable value, if required, at the product group level for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include changes in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues.

Fair Value of Derivative Instruments

        We use derivative instruments to manage a variety of risks, including risks related to interest rates and foreign exchange. HP mainly holds non-speculative forwards, swaps and options to hedge certain foreign currency and interest rate exposures. At October 31, 2013, the gross notional of our derivative portfolio was $51.9 billion. Assets and liabilities related to derivative instruments are measured at fair value every reporting period. At October 31, 2013, derivative assets and liabilities were $452 million and $656 million, respectively.

        Fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often involves significant judgments about assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to our asset or liability being valued. HP generally uses industry standard valuation models to measure the fair value of its derivative positions. When prices in active markets are not available for the identical asset or liability, HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign exchange rates, and forward and spot prices.

        For a further discussion on fair value measurements and derivative instruments, refer to Note 8 and Note 9, respectively, to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Retirement and Post-Retirement Benefits

        Our pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Our major assumptions relate primarily to discount rates, future compensation growth rates and the expected long-term return on plan assets. The discount rate assumption is based on current investment yields of high-quality fixed-income securities with maturities similar to the expected benefits payment period. The future compensation growth rate assumption reflects our long-term actual experience and future outlook. The expected long-term return on plan assets is determined based on asset allocations, historical portfolio results, historical asset correlations, and management's expected returns for each asset class. In any fiscal year, significant differences may arise between the actual return and the expected long-term return on plan assets. Historically, differences between the actual return and expected long-term return on plan assets have resulted from changes in target or actual asset allocation, short-term asset performance relative to expected long-term asset performance,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

differences between target and actual investment allocations, the timing of benefit payments compared to expectations, and the use of derivatives intended to effect asset allocation changes or hedge certain investment or liability exposures. For the recognition of net periodic benefit cost, the calculation of the expected long-term return on plan assets uses the fair value of plan assets as of the beginning of the fiscal year.

        Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. For fiscal 2013, changes in the weighted-average assumptions would have had the following impact on our net periodic benefit cost:

  •
  A decrease of 25 basis points in the expected long-term rate of return would have increased our net periodic benefit cost by approximately $65 million;

  •
  A decrease of 25 basis points in the discount rate would have increased our net periodic benefit cost by approximately $75 million; and

  •
  An increase of 25 basis points in the future compensation growth rate would have increased our net periodic benefit cost by approximately $18 million.

Loss Contingencies

        We are involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and updated information. For a further discussion on litigation and contingencies, refer to Note 17 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ACCOUNTING PRONOUNCEMENTS

        For a summary of recent accounting pronouncements with application to our consolidated financial statements see Note 1 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

RESULTS OF OPERATIONS

        The following discussion compares the historical results of operations for the fiscal years ended October 31, 2013, 2012 and 2011. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

        Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing how each of our business segments performed excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in revenue on a constant currency basis, which assumes no change in the exchange rate from the prior-year period. This information is provided so that revenue can be viewed without the impact of fluctuations in foreign currency rates, which is consistent with how management evaluates our

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

operational results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue on a GAAP basis. Other companies may calculate and define similarly labled items differently, which may limit the usefulness of this measure for comparative purposes.

        Results of operations in dollars and as a percentage of net revenue were as follows for the following fiscal years ended October 31:

	2013		2012		2011
	In millions
Net revenue	$112,298	100.0%	$120,357	100.0%	$127,245	100.0%
Cost of sales(1)	86,380	76.9%	92,385	76.8%	97,418	76.6%

Gross profit	25,918	23.1%	27,972	23.2%	29,827	23.4%
Research and development	3,135	2.8%	3,399	2.8%	3,254	2.6%
Selling, general and administrative	13,267	11.8%	13,500	11.2%	13,577	10.6%
Amortization of intangible assets	1,373	1.2%	1,784	1.5%	1,607	1.3%
Impairment of goodwill and intangible assets(2)	—	—	18,035	15.0%	885	0.7%
Restructuring charges	990	0.9%	2,266	1.9%	645	0.5%
Acquisition-related charges	22	—	45	—	182	0.1%

Earnings (loss) from operations	7,131	6.4%	(11,057)	(9.2)%	9,677	7.6%
Interest and other, net(3)	(621)	(0.6)%	(876)	(0.8)%	(695)	(0.5)%

Earnings (loss) before taxes	6,510	5.8%	(11,933)	(10.0)%	8,982	7.1%
Provision for taxes	(1,397)	(1.2)%	(717)	(0.5)%	(1,908)	(1.5)%

Net earnings (loss)	$5,113	4.6%	$(12,650)	(10.5)%	$7,074	5.6%

(1)
Cost of products, cost of services and financing interest.

(2)
For fiscal 2012, includes an $8.8 billion goodwill and intangible asset impairment charge associated with the Autonomy reporting unit within the Software segment, an $8.0 billion goodwill impairment within the ES segment and a $1.2 billion intangible asset impairment associated with the "Compaq" trade name within the Personal Systems segment. For fiscal 2011, represents impairment charges to goodwill and intangible assets associated with the acquisition of Palm, Inc. that were recorded as result of the decision announced on August 18, 2011 to wind down the webOS device business.

(3)
For fiscal 2011, includes $276 million of charges in connection with the acquisition of Autonomy, which is primarily comprised of the $265 million net cost of British pound options bought to limit foreign exchange rate risk.

Net Revenue

  Fiscal 2013

        In fiscal 2013, our total net revenue decreased 6.7% (decreased 5.5% on a constant currency basis). U.S. net revenue decreased 4.4% to $40.3 billion, while net revenue from outside of the United States decreased 7.9% to $72.0 billion.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The components of the weighted net revenue change were as follows for the following fiscal years ended October 31:

	2013	2012
	Percentage Points
Personal Systems	(3.0)	(3.1)
Enterprise Services	(1.7)	(0.5)
Enterprise Group	(1.3)	(1.3)
Printing	(0.5)	(1.3)
HP Financial Services	(0.2)	0.2
Software	(0.1)	0.5
Corporate Investments/Other	0.1	0.1

Total HP	(6.7)	(5.4)

        In fiscal 2013 as compared to fiscal 2012, each of our segments experienced a net revenue decline. The leading factors contributing to the declines by segment are as follows:

  •
  Personal Systems net revenue declined due to the contraction in the overall PC market as a result of a customer shift, particularly consumers, to tablet products;

  •
  ES net revenue declined due primarily to net service revenue runoff and contractual price declines in ongoing contracts due in part to weak public sector spending and enterprise IT demand;

  •
  EG net revenue declined due to multiple factors, including competitive pricing challenges in Industry Standard Servers ("ISS"), a market decline for UNIX products impacting BCS, declines in TS due in part to lower support for BCS products, product transitions in Storage and overall weak enterprise IT demand;

  •
  Printing net revenue declined due to unfavorable currency impacts, particularly the euro, and declines in supplies and commercial printers;

  •
  HPFS net revenue decreased due primarily to lower rental revenue from a decrease in operating lease assets; and

  •
  Software net revenue declined due to lower license and professional services revenues from IT/cloud management and information management products.

  Fiscal 2012

        In fiscal 2012, our total net revenue decreased 5.4% (decreased 4.4% on a constant currency basis). U.S. net revenue decreased 4.5% to $42.1 billion, while net revenue from outside of the United States decreased 5.9% to $78.2 billion. Our revenue decreased due primarily to a weak customer demand environment resulting in volume declines in our hardware businesses and printing supplies coupled with contractual rate declines on ongoing contracts in ES. Software contributed favorably to our total net revenue change as a result of the acquisition of Autonomy in October 2011.

        A more detailed discussion of segment revenue is included under "Segment Information" below.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Gross Margin

        Our total gross margin decreased 0.1 percentage points and 0.2 percentage points in fiscal 2013 and 2012, respectively.

Fiscal 2013 compared with Fiscal 2012

        From a segment perspective, the total decrease in our gross margin was due primarily to gross margin decreases in EG, Personal Systems, ES and Software. Printing and, to a lesser extent, HPFS experienced gross margin increases. The primary factors impacting gross margin performance for each of our segments are summarized below:

  •
  EG experienced a gross margin decline due primarily to competitive pricing pressures in ISS and, to a lesser extent, mix impacts from lower BCS and Storage revenue;

  •
  Personal Systems experienced a gross margin decline due primarily to unfavorable currency impacts and competitive pricing pressures;

  •
  ES gross margin decreased due to net service revenue runoff and contractual price declines;

  •
  Software gross margin decreased slightly due to higher development costs in IT/cloud management products;

  •
  HPFS gross margin increased slightly due primarily to higher portfolio margins from a lower mix of operating leases and higher margins on early buyouts; and

  •
  Printing gross margin increased due primarily to improvement in toner gross margins as a result of lower discounting and higher average revenue per unit ("ARU") in consumer printers.

Fiscal 2012 compared with Fiscal 2011

        From a segment perspective, the total decrease in our gross margin was due primarily to gross margin decreases in ES, EG and, to a lesser extent, in Personal Systems, Printing and Software. HPFS experienced a gross margin increase. The primary factors impacting gross margin performance for each of our segments are summarized below:

  •
  ES gross margin decreased due primarily to lower than expected revenue, contractual rate declines on ongoing contracts, a lower resource utilization rate and additional costs associated with certain contract deliverable delays;

  •
  EG experienced a gross margin decline due to competitive pricing pressures, particularly in ISS and, to a lesser extent, in Networking;

  •
  Personal Systems gross margin decreased due primarily to higher component costs combined with an unfavorable currency impact;

  •
  Printing experienced a gross margin decrease due to an unfavorable currency impact driven by the strength of the Japanese yen and from lower ink supplies volumes as a result of demand declines in all regions;

  •
  Software gross margin decreased due primarily to a lower mix of license revenue; and

  •
  HPFS gross margin increased due primarily to lower bad debt expense.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        A more detailed discussion of segment operating margins is included under "Segment Information" below.

Operating Expenses

  Research and Development

        R&D expense decreased in fiscal 2013 due primarily to the rationalization of R&D in EG for BCS, cost savings from restructuring and higher value added R&D tax subsidy credits. The decrease was partially offset by increased R&D expense in our Storage and ISS business units and in Software for innovation-focused spending in the areas of converged infrastructure and converged cloud. In fiscal 2013, R&D expense as a percentage of revenue increased for Software, Personal Systems and ES, decreased for EG, and was flat for Printing.

        R&D expense increased in fiscal 2012 due primarily to additional expense from the acquisition of Autonomy and innovation-focused spending for Storage, Networking and converged cloud. The increase was partially offset by the elimination of R&D expense associated with the former webOS device business. In fiscal 2012, R&D expense as a percentage of revenue increased for EG, Software, Printing and Personal Systems, and was flat for ES.

  Selling, General and Administrative

        SG&A expense decreased in fiscal 2013 due primarily to cost savings associated with our ongoing restructuring efforts that impacted all of our segments. Partially offsetting the decline was higher marketing expenses to support new product introductions and increased administrative expenses due in part to higher consulting project spending. In fiscal 2013, SG&A expense as a percentage of revenue increased for our EG, ES, HPFS, and Personal Systems segments, due in part to the revenue declines taking place in these segments, and decreased for our Software and Printing segments.

        SG&A expense decreased in fiscal 2012 due primarily to lower marketing costs and $103 million in net gains from the sale of real estate in fiscal 2012. In fiscal 2012, SG&A expense as a percentage of revenue increased for ES and Personal Systems, decreased for EG and Software and was flat for Printing and HPFS.

  Amortization of Intangible Assets

        Amortization expense decreased in fiscal 2013 due primarily to the intangible asset impairment recorded in the fourth quarter of fiscal 2012 related to Autonomy and certain intangible assets associated with prior acquisitions reaching the end of their amortization periods.

        Amortization expense increased in fiscal 2012 due primarily to the intangible assets purchased as part of the Autonomy acquisition in the fourth quarter of fiscal 2011. The increase was partially offset by decreased amortization expenses related to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods.

        For more information on our amortization of intangible assets, see Note 6 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

  Impairment of Goodwill and Intangible Assets

        In fiscal 2012, we recorded goodwill impairment charges of $8.0 billion and $5.7 billion associated with ES and the acquisition of Autonomy, respectively. In addition, we recorded intangible asset

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

impairment charges of $3.1 billion and $1.2 billion associated with the acquisition of Autonomy and the "Compaq" trade name, respectively.

        For more information on our impairment charges, see Note 6 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

  Restructuring Charges

        Restructuring charges decreased in fiscal 2013 due primarily to the $2.1 billion charge recorded in fiscal 2012 for the restructuring plan announced in May 2012 (the "2012 Plan"). Restructuring charges for fiscal 2013 were approximately $1.0 billion, which included $1.2 billion of charges related to the 2012 Plan that were partially offset by a reversal of $190 million of severance charges related to our fiscal 2010 ES restructuring plan.

        Restructuring charges increased in fiscal 2012 due primarily to the $2.1 billion charge for the 2012 Plan, the effect of which was partially offset by lower charges from the fiscal 2008 and fiscal 2010 ES restructuring plans. Restructuring charges for fiscal 2012 were $2.3 billion which included $2.1 billion of costs related to the 2012 Plan, $106 million of costs related to our fiscal 2008 restructuring plan and $75 million of costs related to our fiscal 2010 ES restructuring plan.

        For more information on our restructuring charges, see Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

        As part of our ongoing business operations, we incur workforce rebalancing charges for severance and related costs. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

  Acquisition-Related Charges

        In fiscal 2013, 2012 and 2011, we recorded acquisition-related charges of $22 million, $45 million and $182 million, respectively. The decrease in fiscal 2013 and 2012 was due primarily to lower consulting and integration costs associated with the Autonomy acquisition and a reduced level of acquisition activity.

Interest and Other, Net

        Interest and other, net decreased by $255 million in fiscal 2013. The decrease was driven primarily by lower currency transaction losses coupled with lower interest expense due to lower average debt balances, a gain on sale of investments and lower investment losses.

        Interest and other, net increased by $181 million in fiscal 2012. The increase was driven primarily by higher interest expense due to higher average debt balances and higher currency transaction losses.

Provision for Taxes

        Our effective tax rates were 21.5%, (6.0)% and 21.2% in fiscal 2013, 2012 and 2011, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include China, Ireland, the Netherlands, Puerto Rico and Singapore. We plan to reinvest some of the earnings of these jurisdictions indefinitely outside the United States and therefore have not provided U.S. taxes on those indefinitely reinvested earnings.

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

Segment Information

        A description of the products and services for each segment can be found in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the business segments disclosed.

        We have implemented certain organizational realignments. As a result of these realignments, we re-evaluated our segment financial reporting structure and, effective in the first quarter of fiscal 2013:

  •
  We created a new EG segment consisting of our TS business unit, which was previously a part of our former ESSN segment;

  •
  We created a new ES segment consisting of our Infrastructure Technology Outsourcing ("ITO") business unit, and our Application and Business Services ("ABS") business unit both of which were previously a part of our former Services segment;

  •
  We transferred our Personal Systems commercial products support business from our TS business unit to the Other business unit within our Personal Systems segment;

  •
  We transferred our end-user workplace support business from our TS business unit to our ITO business unit within our new ES segment; and

  •
  We transferred the portion of our business intelligence services business that was a part of our Corporate Investments segment to our ABS business unit within our new ES segment.

As noted above, as a result of these changes, we created two new reportable segments, the EG segment and the ES segment. Also as noted above, we eliminated two existing reportable segments, the ESSN segment and the Services segment. Taking into account these changes, effective at the beginning of our first quarter of fiscal 2013, our seven reportable segments are Personal Systems, Printing, the Enterprise Group, Enterprise Services, Software, HP Financial Services and Corporate Investments.

Printing and Personal Systems Group

        Printing and Personal Systems segments were realigned beneath a newly formed Printing and Personal Systems Group during fiscal 2012. We describe the results of the business segments within the Printing and Personal Systems Group in more detail below.

Personal Systems

	For the fiscal years ended October 31
	2013	2012	2011
	In millions
Net revenue	$32,071	$35,725	$39,654
Earnings from operations	$949	$1,689	$2,327
Earnings from operations as a % of net revenue	3.0%	4.7%	5.9%

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The components of the weighted net revenue change by Personal Systems business units were as follows for the following fiscal years ended October 31:

	2013	2012
	Percentage Points
Notebook PCs	(7.8)	(6.3)
Desktop PCs	(2.9)	(3.4)
Workstations	—	(0.2)
Other	0.5	—

Total Personal Systems	(10.2)	(9.9)

        Personal Systems net revenue decreased 10.2% (decreased 9.0% on a constant currency basis) in fiscal 2013. The Personal Systems business continues to experience significant challenges due to the overall PC market contraction as a result of a customer shift, particularly consumers, to tablet products. The business is also experiencing broad-based regional demand weakness, particularly in the EMEA region. The decline in Personal Systems revenue was driven by an 8% decline in unit volume along with a 3% decline in average selling prices ("ASPs"). The unit volume decrease was led by declines in consumer and notebook products as a result of the market shift to tablet products. The decline in ASPs was due primarily to a competitive pricing environment. Net revenue for consumer clients decreased 19%, while net revenue for commercial clients decreased 4%. Notebook PCs net revenue decreased 15%, while Desktop PCs net revenue decreased 8%. Workstations net revenue growth was flat, while Other net revenue increased 22%. The net revenue increase in Other was related to increased sales of extended warranties and third-party branded options and sales of our newly introduced consumer tablets.

        Personal Systems earnings from operations as a percentage of net revenue decreased 1.7 percentage points in fiscal 2013. The decrease was driven by a decline in gross margin combined with an increase in operating expenses as a percentage of net revenue. The decline in gross margin was due to unfavorable currency impacts and competitive pricing pressures. These unfavorable impacts to gross margin were partially offset by lower component and warranty costs and a favorable mix of higher-margin commercial products. Operating expenses as a percentage of net revenue increased due primarily to the size of the revenue decline as well as slightly higher R&D costs. However, operating expenses declined across most other expense categories as a result of our ongoing restructuring efforts.

        Personal Systems net revenue decreased 9.9% (decreased 8.8% on a constant currency basis) in fiscal 2012. The revenue decline was due primarily to a decline in unit volumes, the effect of which was partially offset by a nominal increase in ASPs. ASPs increased due primarily to a mix shift toward higher-end models, the effect of which was partially offset by unfavorable currency impacts. Unit volume was down 11% due primarily to continued demand weakness in both the consumer and commercial markets. In fiscal 2012, net revenue from Notebook PCs decreased 12% while net revenue from Desktop PCs decreased 9% as a result of the overall market decline. Workstations revenue decreased 3% due to weak demand in the commercial PC market. In fiscal 2012, net revenue for consumer clients decreased 15% while commercial client revenue decreased 6%.

        Personal Systems earnings from operations as a percentage of net revenue decreased 1.2 percentage points in fiscal 2012. The decrease was due primarily to a gross margin decline resulting from higher component costs combined with an unfavorable currency impact. These negative impacts to gross margin were partially offset by lower warranty and logistics costs, benefits from insurance proceeds related to flooding in Thailand in July 2011 and an increased level of component vendor

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

rebates. In addition, operating expenses as a percentage of net revenue increased due primarily to the decline in revenue coupled with increased investments in research and development, the effects of which were partially offset by a decrease in administrative expenses.

Printing

	For the fiscal years ended October 31
	2013	2012	2011
	In millions
Net revenue	$23,854	$24,487	$26,176
Earnings from operations	$3,890	$3,585	$3,927
Earnings from operations as a % of net revenue	16.3%	14.6%	15.0%

        The components of the weighted net revenue change by Printing business units were as follows for the following fiscal years ended October 31:

	2013	2012
	Percentage Points
Supplies	(1.8)	(3.9)
Commercial Hardware	(0.8)	(1.1)
Consumer Hardware	—	(1.5)

Total Printing	(2.6)	(6.5)

        Printing net revenue decreased 2.6% (decreased 1.0% on a constant currency basis) in fiscal 2013. The decrease was driven by unfavorable currency impacts, particularly weakness in the euro, and declines in supplies and commercial printers. Net revenue for Supplies decreased 3% due to unfavorable currency impacts and lower volumes of toner and ink supplies. These effects were partially offset by growth in large format printing supplies. Printer unit volumes declined by 3% while ARU increased by 1%. Printer unit volumes decreased largely due to declines in low-end consumer printers as we continued our focus on higher-value Ink in the Office and Ink Advantage products. The increase in ARU was driven by a mix shift to high-value consumer printers, the effect of which was partially offset by higher discounting in commercial printers. Net revenue for Commercial Hardware decreased 3%, which was driven by a 6% decline in ARU that was partially offset by a volume increase of 2%. The decline in commercial hardware net revenue was partially offset by net revenue growth in the graphics services and managed print services businesses. Net revenue for Consumer Hardware remained flat due to a 7% increase in ARU, the effect of which was offset by a 5% reduction in volume. Unit volume and ARU increased within high-value consumer printers as a result of our continued focus on those more profitable printers.

        Printing earnings from operations as a percentage of net revenue increased by 1.7 percentage points in fiscal 2013 due to an increase in gross margin combined with lower operating expenses as a percentage of net revenue. The gross margin increase was due to improvement in toner gross margins resulting from lower discounting, higher ARU in consumer printers, and lower cost of sales in toner and commercial printers due to a favorable currency impact from the Japanese yen. These positive effects were partially offset by an unfavorable mix of lower-margin consumer printers. Operating expenses as a percentage of net revenue decreased due to lower administrative, R&D and field selling costs as a result of our ongoing restructuring efforts. These effects were partially offset by higher marketing expenses to support new product introductions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Printing net revenue decreased 6.5% (decreased 6.3% on a constant currency basis) in fiscal 2012, driven by broad-based consumer demand weakness in all regions. Printer unit volume declined 15%, while ARU increased by 8%. Net revenue for Supplies decreased 6% in fiscal 2012 driven by demand declines in all regions, the effects of which were partially offset by growth in large format printing supplies. Net revenue for Consumer Hardware decreased 14% in fiscal 2012, due primarily to a decline in consumer demand. Inkjet unit volume reductions of 18% were partially offset by a higher mix of high value inkjet units reflecting an increase in ARU of 6%. Net revenue for Commercial Hardware decreased 5% in fiscal 2012. The net revenue decline was driven by volume declines of 8%, due primarily to a weak worldwide demand environment impacting our LaserJet printer business. These negative impacts were offset by higher ARU of 2% and net revenue growth in both large format printers and our managed print services business.

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

Enterprise Group

	For the fiscal years ended October 31
	2013	2012	2011
	In millions
Net revenue	$28,183	$29,779	$31,460
Earnings from operations	$4,301	$5,194	$6,265
Earnings from operations as a % of net revenue	15.3%	17.4%	19.9%

        The components of the weighted net revenue change by business units were as follows for the following fiscal years ended October 31:

	2013	2012
	Percentage Points
Industry Standard Servers	(1.6)	(3.0)
Business Critical Systems	(1.4)	(1.5)
Technology Services	(1.3)	(0.3)
Storage	(1.1)	(0.8)
Networking	—	0.3

Total Enterprise Group	(5.4)	(5.3)

        EG net revenue decreased 5.4% (decreased 4.4% on a constant currency basis) in fiscal 2013 due primarily to the macroeconomic demand challenges the business faced during the fiscal year. Additionally, new product and technology transitions in Storage and ISS and a competitive pricing environment contributed to the revenue decline. EG also experienced execution challenges that impacted revenue growth in fiscal 2013, although those challenges moderated in the fourth quarter due to improved sales execution. Each of the business units within EG experienced year-over-year revenue declines in fiscal 2013 except Networking. ISS net revenue decreased by 4% due to competitive pricing and soft demand. Within ISS, we experienced a revenue decline in our core mainstream products that

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

was partially offset by revenue growth in our hyperscale server products. TS net revenue decreased by 4% due to revenue declines in the support and consulting businesses and, to a lesser extent, to unfavorable currency impacts. Support revenue declined due to a reduction in support for BCS products. The consulting revenue decline was a result of unfavorable currency impacts, the divestiture of a service product line and a shift to more profitable services such as data center and storage consulting. BCS net revenue decreased by 26% as a result of ongoing pressures from the decline in the overall UNIX market along with lower demand for our Itanium-based servers. Storage net revenue decreased by 9% due to declines in traditional storage products, which include our tape, storage networking, and legacy external disk products, the effects of which were partially offset by growth in Converged Storage solutions, which include our 3PAR, StoreOnce, StoreVirtual and StoreAll products. Networking revenue increased by 2% due to higher demand for our switching, routing, and wireless products, the effect of which was partially offset by the impact of the divestiture of our video surveillance business in the first quarter of fiscal 2012.

        EG earnings from operations as a percentage of net revenue decreased by 2.1 percentage points in fiscal 2013 driven by a decrease in gross margin and, to a lesser extent, an increase in operating expenses as a percentage of net revenue. The gross margin decrease was due primarily to competitive pricing pressures in ISS and, to a lesser extent, pricing pressures in Storage and mix impacts from lower BCS revenue. Operating expenses as a percentage of net revenue increased due to the decline in EG net revenue and increased field selling costs and administrative expenses. R&D expenses as a percentage of net revenue decreased due primarily to the rationalization of R&D specifically for BCS and a value-added tax subsidy credit in BCS. EG also benefitted from cost savings resulting from our ongoing restructuring efforts.

        EG net revenue decreased 5.3% (decreased 4.6% on a constant currency basis) in fiscal 2012 due primarily to revenue decreases in ISS, BCS, Storage and TS. In fiscal 2012, ISS net revenue decreased by 7% driven by declines in unit volume and average unit prices. The declines were due primarily to competitive pricing pressures and macroeconomic challenges in EMEA. These effects were partially offset by increased demand for public and private cloud offerings. BCS net revenue decreased by 23% in fiscal 2012 mainly as a result of lower demand for our Itanium-based servers, the impact of which was slightly offset by growth in NonStop servers. Storage net revenue decreased 6% in fiscal 2012, due primarily to revenue declines in storage tape and storage networking products, the effect of which was partially offset by strong growth in 3PAR products and StoreOnce data deduplication solutions. TS net revenue decreased by 1% in fiscal 2012, due primarily to revenue declines in our support business driven by an unfavorable currency impact. Support contract renewals remained steady while declines in third-party hardware support were offset by growth in project services. Networking net revenue increased 4% in fiscal 2012 due to higher market demand for our core data center products, the effect of which was partially offset by competitive pricing pressures and the divestiture of our video surveillance business.

        EG earnings from operations as a percentage of net revenue decreased by 2.5 percentage points in fiscal 2012 driven by a decrease in gross margin coupled with an increase in operating expenses as a percentage of net revenue. The decrease in gross margin was due primarily to competitive pricing pressures, particularly in ISS and, to a lesser extent, in Networking. The increase in operating expenses as a percentage of net revenue was driven by an increase in research and development costs and field selling costs, the effect of which was partially offset by lower administrative expenses.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Enterprise Services

	For fiscal years ended October 31
	2013	2012	2011
	In millions
Net revenue	$23,520	$25,609	$26,268
Earnings from operations	$679	$1,045	$1,972
Earnings from operations as a % of net revenue	2.9%	4.1%	7.5%

        The components of the weighted net revenue change by ES business units were as follows for the following fiscal years ended October 31:

	2013	2012
	Percentage Points
Infrastructure Technology Outsourcing	(4.4)	(1.9)
Application and Business Services	(3.8)	(0.6)

Total Enterprise Services	(8.2)	(2.5)

        ES net revenue decreased 8.2% (decreased 7.1% on a constant currency basis) in fiscal 2013. Revenue performance in ES continues to be challenged by several factors that impact the demand environment, including weak public sector spending in the United States and austerity measures in other countries, particularly in the United Kingdom, and weak IT services spend due to the mixed global recovery, particularly in the EMEA region. The net revenue decrease in ES was driven primarily by net service revenue runoff, contractual price declines in ongoing contracts and unfavorable currency impacts. ITO net revenue decreased by 7% in fiscal 2013, due to net service revenue runoff, contractual price declines in ongoing contracts and unfavorable currency impacts, the effects of which were partially offset by net revenue growth in security and cloud offerings. ABS net revenue declined 10% in fiscal 2013. The net revenue decline was due primarily to net service revenue runoff and unfavorable currency impacts, the effects of which were partially offset by revenue growth in cloud and information and analytics offerings. Revenue in ABS was also negatively impacted by weakness in public-sector spending.

        ES earnings from operations as a percentage of net revenue decreased by 1.2 percentage points in fiscal 2013. The decrease was due to a decline in gross margin combined with an increase in operating expenses as a percentage of net revenue. Gross margin declined due primarily to net service revenue runoff and contractual price declines. These unfavorable impacts to gross margin were partially offset by our continued focus on improving resource management and profit improvements on under-performing contracts. Operating expenses as a percentage of net revenue increased due to higher administrative, marketing and R&D costs. These effects were partially offset by reduced field selling costs due to lower headcount-related costs during the year and other savings from our ongoing restructuring efforts.

        ES net revenue decreased 2.5% (decreased 0.4% on a constant currency basis) in fiscal 2012 due to revenue decreases in all business units. ITO net revenue decreased by 3% in fiscal 2012. Contractual rate declines on ongoing contracts, increased deal selectivity designed to meet threshold margins and strategic fit, and an unfavorable currency impact contributed to the decrease in revenues. These effects were partially offset by an increase in product-related revenue and increased revenue from cloud and security offerings. ABS net revenue decreased by 2% in fiscal 2012. The decrease was driven by

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

declines in short-term project work combined with an unfavorable currency impact, the effect of which was partially offset by increases in sales of cloud and information management and analytics offerings.

        ES earnings from operations as a percentage of net revenue decreased by 3.4 percentage points in fiscal 2012. The decrease was due primarily to a gross margin decline driven by lower than expected revenue, contractual rate declines on ongoing contracts, a lower resource utilization rate and additional costs associated with certain contract deliverable delays. These effects were partially offset by a continued focus on operating improvements and cost initiatives that favorably impacted the cost structure of all business units.

Software

	For the fiscal years ended October 31
	2013	2012	2011
	In millions
Net revenue	$3,913	$4,060	$3,367
Earnings from operations	$866	$827	$722
Earnings from operations as a % of net revenue	22.1%	20.4%	21.4%

        Software net revenue decreased 3.6% (decreased 2.6% on a constant currency basis) in fiscal 2013. Net revenue from licenses and professional services decreased by 17% and 14%, respectively, while net revenue from SaaS and support increased by 10% and 8%, respectively.

        The decline in software revenue was driven primarily by lower license revenue from IT/cloud management and information management products, due primarily to a large deal entered into in the prior year and the market shift to SaaS offerings. The revenue decline was also due to lower professional services revenue from IT/cloud management and information management products as we manage the professional services portfolio to focus on higher-margin solutions. These declines were partially offset by higher growth in support revenue from our information management and security products and higher revenue growth in our SaaS offerings from IT/cloud management and information management products as we shift with the market to providing more SaaS offerings.

        Software earnings from operations as a percentage of net revenue increased by 1.7 percentage points in fiscal 2013 due to a decrease in operating expense as a percentage of net revenue, the effect of which was partially offset by a decrease in gross margin. The decrease in gross margin was due primarily to higher development costs in IT/cloud management products and the comparative impact of a highly profitable software deal entered into in the prior year. These decreases were partially offset by a lower mix of lower-margin professional services revenue. The decrease in operating expense as a percentage of revenue was driven primarily by lower field selling costs due to cost savings associated with our ongoing restructuring efforts.

        Software net revenue increased 20.6% (increased 21.3% on a constant currency basis) in fiscal 2012 due to revenue from acquired companies, primarily Autonomy, which was acquired in October 2011. In fiscal 2012, net revenue from services, support and licenses increased by 71%, 16% and 8%, respectively.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

HP Financial Services

	For the fiscal years ended October 31
	2013	2012	2011
	In millions
Net revenue	$3,629	$3,819	$3,596
Earnings from operations	$399	$388	$348
Earnings from operations as a % of net revenue	11.0%	10.2%	9.7%

        HPFS net revenue decreased by 5.0% (decreased 4.2% on a constant currency basis) in fiscal 2013 due primarily to lower rental revenue from a decrease in average operating lease assets, lower asset recovery services revenue, and unfavorable currency impacts. These effects were partially offset by higher revenue from remarketing sales and higher finance income from an increase in finance lease assets.

        HPFS earnings from operations as a percentage of net revenue increased by 0.8 percentage points in fiscal 2013. The increase was due primarily to an increase in gross margin, the effect of which was partially offset by an increase in operating expenses as a percentage of net revenue as a result of higher IT investments. The increase in gross margin was the result of higher portfolio margin from a lower mix of operating leases, higher margin on early buyouts and lower bad debt expense.

        HPFS net revenue increased by 6.2% (increased 9.0% on a constant currency basis) in fiscal 2012. The net revenue increase was due primarily to portfolio growth, along with higher buyout activity and higher end-of-lease revenue from residual expirations. The effects of these changes were partially offset by unfavorable currency movements.

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

Financing Originations

	For the fiscal years ended October 31
	2013	2012	2011
	In millions
Total financing originations	$5,603	$6,590	$6,765

        New financing originations, which represent the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 15.0% and 2.6% in fiscal 2013 and fiscal 2012, respectively. The decrease in new financing originations for both the periods was primarily driven by lower financing associated with HP product sales and services offerings, and to a lesser extent unfavorable currency impacts.

Portfolio Assets and Ratios

        The HPFS business model is asset intensive and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from our internal management reporting system. The accounting policies used to derive these amounts are substantially the same as those used by the consolidated company. However, intercompany

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

loans and certain accounts that are reflected in the segment balances are eliminated in our Consolidated Financial Statements.

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows for the following fiscal years ended October 31:

	2013	2012
	In millions
Portfolio assets(1)	$12,440	$13,054

Allowance for doubtful accounts(2)	131	149
Operating lease equipment reserve	76	81

Total reserves	207	230

Net portfolio assets	$12,233	$12,824

Reserve coverage	1.7%	1.8%
Debt to equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of approximately $7.2 billion and $7.7 billion at October 31, 2013 and October 31, 2012, respectively, and net equipment under operating leases of $2.4 billion at October 31, 2013 and October 31, 2012, as disclosed in Note 10 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $0.7 billion and $0.9 billion at October 31, 2013 and October 31, 2012, respectively, and intercompany leases of approximately $2.1 billion at October 31, 2013 and October 31, 2012, respectively, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and $0.9 billion of borrowing and funding related activity associated with HPFS and its subsidiaries. At October 31, 2013 and October 31, 2012, debt allocated to HPFS totaled $10.8 billion and $11.3 billion, respectively. HPFS equity at October 31, 2013 and October 31, 2012 was $1.5 billion and $1.6 billion, respectively. We believe the allocated intercompany debt to equity ratio above is comparable to that of other similar financing companies.

        At October 31, 2013 and 2012, HPFS cash balances were $697 million and $700 million, respectively.

        Net portfolio assets at October 31, 2013 decreased 4.6% from October 31, 2012. The decrease resulted from lower levels of new financing originations, early customer buyouts and unfavorable currency impacts.

        HPFS recorded net bad debt expenses of $57 million, $54 million, and $60 million in fiscal 2013, 2012 and 2011, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments

	For the fiscal years ended October 31
	2013	2012	2011
	In millions
Net revenue	$24	$58	$166
Loss from operations	$(236)	$(233)	$(1,633)
Loss from operations as a % of net revenue	N/M	N/M	N/M

        In fiscal 2013, Corporate Investments net revenue was primarily related to licensing revenue from HP Labs. Net revenue decreased from fiscal 2012 due primarily to lower residual activity from the webOS device business and lower revenue from business intelligence products.

        Costs and expenses in Corporate Investments are due to activities in the segment from residual activity related to the webOS device business, HP Labs, certain incubation projects, corporate strategy, and global alliances.

        In fiscal 2012, the revenue decrease in Corporate Investments was a result of lower sales due to the wind down of the webOS device business announced in August 2011.

        Corporate Investments reported a smaller loss from operations in fiscal 2012 due primarily to the recognition of charges in fiscal 2011 related to the wind down of the webOS device business. The loss from operations in Corporate Investments was also due to expenses associated with corporate strategy, global alliances and HP Labs.

LIQUIDITY AND CAPITAL RESOURCES

        We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, income tax payments and the payment of stockholder dividends, in addition to discretionary investments and share repurchases. We are able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit line facilities made available by various foreign and domestic financial institutions. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our use of a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to borrowing resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A.

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

        Amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may from time to time be subject to short-term intercompany loans into the United States. Most of the amounts held outside of the United States

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

could be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. Except for foreign earnings that are considered indefinitely reinvested outside of the United States, we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the United States and we would meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations.

LIQUIDITY

        Our cash and cash equivalents, total debt and available borrowing resources for each of the three years ended October 31, were as follows:

	For the fiscal years ended October 31
	2013	2012	2011
	In billions
Cash and cash equivalents	$12.2	$11.3	$8.0
Total debt	$22.6	$28.4	$30.6
Available borrowing resources(1)(2)	$17.8	$17.4	$14.6

(1)
In addition to these available borrowing resources, we are able to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement filed with the Securities and Exchange Commission in May 2012 (the "2012 Shelf Registration Statement").

(2)
Available borrowing resources does not include £2.2 billion ($3.6 billion) in borrowing resources under our 364-day senior unsecured bridge term loan agreement that was entered into in August 2011 and terminated in November 2011.

Sources and Uses of Cash

        The following table summarizes the key cash flow metrics from our consolidated statements of cash flow:

	For the fiscal years ended October 31
	2013	2012	2011
	In millions
Net cash provided by operating activities	$11,608	$10,571	$12,639
Net cash used in investing activities	(2,803)	(3,453)	(13,959)
Net cash used in financing activities	(7,943)	(3,860)	(1,566)

Net increase (decrease) in cash and cash equivalents	$862	$3,258	$(2,886)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  Operating Activities

        Net cash provided by operating activities increased by $1.0 billion for fiscal 2013 as compared to fiscal 2012. The increase was due primarily to the impact of improved payment terms from suppliers and a reduction in payments associated with webOS contract cancellations, the impact of which was partially offset due to higher cash utilization in inventory. Net cash provided by operating activities decreased by $2.1 billion for fiscal 2012 as compared to fiscal 2011. The decrease was due primarily to lower net earnings and higher utilization of cash resources for payment of accounts payable, the impact of which was partially offset by lower investments in inventory and higher cash generated from collections of accounts and financing receivables.

        Our key working capital metrics are as follows:

	October 31
	2013	2012	2011
Days of sales outstanding in accounts receivable	49	49	51
Days of supply in inventory	24	25	27
Days of purchases outstanding in accounts payable	(56)	(53)	(52)

Cash conversion cycle	17	21	26

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $15.9 billion as of October 31, 2013.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance was $6.0 billion as of October 31, 2013.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $14.0 billion as of October 31, 2013.

        Our working capital requirements depend on effectively managing the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of inventory to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

        The cash conversion cycle for fiscal 2013 decreased by 4 days compared to fiscal 2012 and is below what we expect to be a long-term sustainable rate. The DSO remained flat year over year. The decrease in DOS was due to lower inventory balances, relative to the rate of decline in cost of goods sold, in most segments as of October 31, 2013. The increase in DPO was primarily due to favorable payment term changes partially offset by unfavorable purchasing linearity.

        The cash conversion cycle for fiscal 2012 decreased by five days compared to fiscal 2011. The decrease in DSO was due primarily to improved collections, an increase in cash discounts and a decline in extended payment terms. Additionally, our DSO benefited from the current-period DSO calculation containing a full quarter of revenue from our Autonomy acquisition versus the approximately one month of revenue that was included in the prior-period DSO calculation. These favorable impacts to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

DSO were partially offset by revenue linearity. The decrease in DOS was due to lower inventory balances in most segments as of October 31, 2012. The increase in DPO was primarily due to improved purchasing linearity.

Investing Activities

        Net cash used in investing activities decreased by $0.7 billion for fiscal 2013 as compared to fiscal 2012, due primarily to lower investments in property, plant and equipment and higher net sales and maturities of available-for-sale securities. Net cash used in investing activities decreased by $10.5 billion for fiscal 2012 as compared to fiscal 2011, due primarily to lower payments for acquisitions in 2012.

Financing Activities

        Net cash used in financing activities increased by $4.1 billion for fiscal 2013 as compared to fiscal 2012. The increase was due primarily to higher maturities of debt and net repayments of commercial paper. Net cash used in financing activities increased by approximately $2.3 billion for fiscal 2012 as compared to fiscal 2011. The increase was due primarily to lower net proceeds from the issuance of U.S. Dollar Global Notes and an increase in net repayment of commercial paper, the impact of which was partially offset by lower cash paid for repurchases of our common stock.

        For more information on our share repurchase programs, see Item 5 and Note 14 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

CAPITAL RESOURCES

Debt Levels

	For the fiscal years ended October 31
	2013	2012	2011
	In millions, except interest rates and ratios
Short-term debt	$5,979	$6,647	$8,083
Long-term debt	$16,608	$21,789	$22,551
Debt-equity ratio	0.82x	1.25x	0.79x
Weighted-average interest rate	3.0%	3.0%	2.4%

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital and our targeted capital structure.

        Short-term debt and long-term debt decreased by $0.6 billion and $5.2 billion, respectively, for fiscal 2013 as compared to fiscal 2012. Both net decreases were due primarily to higher maturities of debt and net repayments of commercial paper. The issuances and repayments of commercial paper were $16.1 billion and $16.2 billion in fiscal 2013 and $12.2 billion and $15.0 billion in fiscal 2012, respectively. Short-term debt and long-term debt decreased by $1.4 billion and $0.8 billion, respectively, for fiscal 2012 as compared to fiscal 2011. The net decrease in total debt is due primarily to fewer acquisitions and lower levels of share repurchases coupled with debt maturities.

        During fiscal 2014, $4.9 billion of U.S. Dollar Global Notes is scheduled to mature. For more information on our borrowings, see Note 12 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Our debt-equity ratio is calculated as the carrying value of debt divided by the carrying value of equity. Our debt-equity ratio decreased by 0.43x in fiscal 2013, due to a decrease in total debt balances of $5.8 billion coupled with an increase in stockholders equity by $4.8 billion at the end of fiscal 2013. Our debt-equity ratio increased by 0.46x in fiscal 2012, due primarily to a decrease in stockholders equity of $16.2 billion at the end of fiscal 2012.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 9 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Available Borrowing Resources

        At October 31, 2013, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

At October 31, 2013
In millions
2012 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	$16,173
Uncommitted lines of credit(1)	$ 1,593

(1)
For more information on our available borrowings resources, see Note 12 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by the major independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Our ratings as of October 31, 2013 were:

	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings
Short-term debt ratings	A-2	Prime-2	F2
Long-term debt ratings	BBB+	Baa1	A-

        Two of the major independent rating agencies, Moody's Investors Service and Standard & Poor's Ratings Services, downgraded our ratings once during fiscal 2012, and a third rating agency, Fitch Ratings, downgraded our ratings twice during that fiscal year. Moody's Investors Service also downgraded our long-term debt from A3 to Baa1 in November 2012. Our credit ratings remain under negative outlook by Moody's Investors Service. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, previous downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper and have required the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade in our credit ratings by any of the rating agencies may further impact us in a similar manner, and, depending on the extent of the downgrade, could have a negative impact on our liquidity and capital position. We expect to rely on alternative sources of funding, including drawdowns under our credit facilities or the issuance of debt or other securities

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

under our existing shelf registration statement, if necessary to offset reductions in the market capacity for our commercial paper.

CONTRACTUAL AND OTHER OBLIGATIONS

        The impact that we expect our contractual and other obligations as of October 31, 2013 to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on long-term debt(1)	$21,420	$4,971	$5,534	$3,728	$7,187
Interest payments on long-term debt(2)	4,591	565	951	672	2,403
Operating lease obligations	2,900	728	1,004	445	723
Purchase obligations(3)	2,166	1,191	706	269	—
Capital lease obligations	289	229	27	8	25

Total(4)(5)(6)	$31,366	$7,684	$8,222	$5,122	$10,338

(1)
Amounts represent the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments, discounts or premiums.

(2)
Amounts represent the expected interest payments relating to our long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our global notes to variable interest rates. The impact of these interest rate swaps was factored into the calculation of the future interest payments on long-term debt.

(3)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are related principally to inventory and other items. Purchase obligations exclude agreements that are cancellable without penalty. Purchase obligations also exclude open purchase orders that are routine arrangements entered into in the ordinary course of business, as they are difficult to quantify in a meaningful way. Even though open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust terms based on our business needs prior to the delivery of goods or performance of services.

(4)
In fiscal 2014, we expect to contribute approximately $617 million to our non-U.S. pension plans and approximately $33 million to cover benefit payments to U.S. non-qualified plan participants. We expect to pay approximately $109 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that they meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Expected contributions to our pension and post-retirement benefit plans are excluded from the table because they do not represent contractual cash outflows as they are dependent on numerous factors, which may result in a wide range of outcomes. See Note 15 to the Consolidated Financial

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  Statements in Item 8, which is incorporated herein by reference, for additional information about our retirement and post-retirement benefit plans.

(5)
We expect future cash expenditures of approximately $1.9 billion in connection with our approved restructuring plans. We expect to make cash payments of approximately $1.4 billion in fiscal 2014 with remaining cash payments to be made through fiscal 2017. Payments for restructuring have been excluded from the table as they are not contractual and there remains uncertainty as to the timing of these payments. See Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional information on restructuring activities.

(6)
In fiscal 2013, we had approximately $3 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $104 million expected to be made within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. As we are unable to make reasonably reliable estimates of the timing of any cash payments to the tax authorities as a result of future settlements, these obligations are not included in the table. See Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional information on our uncertain tax positions.

OFF-BALANCE SHEET ARRANGEMENTS

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

        We have third-party financing arrangements consisting of revolving short-term financing intended to facilitate the working capital requirements of certain customers. The total aggregate capacity of the facilities was $1.4 billion as of October 31, 2013, including an aggregate capacity of $0.8 billion in non-recourse facilities and a $0.6 billion partial recourse facility. For more information on our third-party financing arrangements, see Note 4 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

        In the normal course of business, we are exposed to foreign currency exchange rate and interest rate risks that could impact our financial position and results of operations. Our risk management strategy with respect to these market risks may include the use of derivative financial instruments. We use derivative contracts only to manage existing underlying exposures of HP. Accordingly, we do not use derivative contracts for speculative purposes. Our risks, risk management strategy and a sensitivity analysis estimating the effects of changes in fair values for each of these exposures are outlined below.

        Actual gains and losses in the future may differ materially from the sensitivity analyses based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and derivatives in place at the time of the change, as well as the effectiveness of the derivative to hedge the related exposure.

  Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in approximately 75 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal 2013 were the euro, the Japanese yen, Chinese yuan renminbi and the British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.

        We use a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue and, to a lesser extent, cost of sales and intercompany loans denominated in currencies other than the U.S. dollar. In addition, when debt is denominated in a foreign currency, we may use swaps to exchange the foreign currency principal and interest obligations for U.S. dollar-denominated amounts to manage the exposure to changes in foreign currency exchange rates. We also use other derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency balance sheet exposures. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures, primarily if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or the currency is difficult or too expensive to hedge.

        We have performed sensitivity analyses as of October 31, 2013 and 2012, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2013 and 2012. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $80 million and $71 million at October 31, 2013 and October 31, 2012, respectively.

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

        We have performed sensitivity analyses as of October 31, 2013 and 2012, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments, financing receivables and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments, financing receivables and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2013 and 2012. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, investments and financing receivables, net of interest rate swaps, of $95 million at October 31, 2013 and $121 million at October 31, 2012.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
    Hewlett-Packard Company

        We have audited the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett-Packard Company and subsidiaries at October 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hewlett-Packard Company's internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
December 27, 2013

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
    Hewlett-Packard Company

        We have audited Hewlett-Packard Company's internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Hewlett-Packard Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Hewlett-Packard Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2013 and our report dated December 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
December 27, 2013

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

        HP's management assessed the effectiveness of HP's internal control over financial reporting as of October 31, 2013, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 framework). Based on the assessment by HP's management, we determined that HP's internal control over financial reporting was effective as of October 31, 2013. The effectiveness of HP's internal control over financial reporting as of October 31, 2013 has been audited by Ernst & Young LLP, HP's independent registered public accounting firm, as stated in their report which appears on page 78 of this Annual Report on Form 10-K.

/s/ MARGARET C. WHITMAN Margaret C. Whitman President and Chief Executive Officer December 27, 2013	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer December 27, 2013

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2013	2012	2011
	In millions, except per share amounts
Net revenue:
Products	$72,398	$77,887	$84,757
Services	39,453	42,008	42,039
Financing income	447	462	449

Total net revenue	112,298	120,357	127,245

Costs and expenses:
Cost of products	55,632	59,468	65,167
Cost of services	30,436	32,600	31,945
Financing interest	312	317	306
Research and development	3,135	3,399	3,254
Selling, general and administrative	13,267	13,500	13,577
Amortization of intangible assets	1,373	1,784	1,607
Impairment of goodwill and intangible assets	—	18,035	885
Restructuring charges	990	2,266	645
Acquisition-related charges	22	45	182

Total operating expenses	105,167	131,414	117,568

Earnings (loss) from operations	7,131	(11,057)	9,677

Interest and other, net	(621)	(876)	(695)

Earnings (loss) before taxes	6,510	(11,933)	8,982
Provision for taxes	(1,397)	(717)	(1,908)

Net earnings (loss)	$5,113	$(12,650)	$7,074

Net earnings (loss) per share:
Basic	$2.64	$(6.41)	$3.38

Diluted	$2.62	$(6.41)	$3.32

Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,934	1,974	2,094

Diluted	1,950	1,974	2,128

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31
	2013	2012	2011
	In millions
Net earnings (loss)	$5,113	$(12,650)	$7,074

Other comprehensive income (loss) before tax:
Change in unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	52	25	17
Gains reclassified into earnings	(49)	—	—

	3	25	17

Change in unrealized (losses) gains on cash flow hedges:
Unrealized (losses) gains arising during the period	(243)	335	(374)
Losses (gains) reclassified into earnings	106	(399)	658

	(137)	(64)	284

Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	1,953	(2,457)	(289)
Amortization of actuarial loss and prior service benefit	326	172	174
Curtailments, settlements and other	25	122	2

	2,304	(2,163)	(113)

Change in cumulative translation adjustment	(150)	(47)	66

Other comprehensive income (loss) before taxes	2,020	(2,249)	254
(Provision) benefit for taxes	(239)	188	85

Other comprehensive income (loss), net of tax	1,781	(2,061)	339

Comprehensive income (loss)	$6,894	$(14,711)	$7,413

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	As of October 31
	2013	2012
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$12,163	$11,301
Accounts receivable	15,876	16,407
Financing receivables	3,144	3,252
Inventory	6,046	6,317
Other current assets	13,135	13,360

Total current assets	50,364	50,637

Property, plant and equipment	11,463	11,954
Long-term financing receivables and other assets	9,556	10,593
Goodwill	31,124	31,069
Intangible assets	3,169	4,515

Total assets	$105,676	$108,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$5,979	$6,647
Accounts payable	14,019	13,350
Employee compensation and benefits	4,436	4,058
Taxes on earnings	1,203	846
Deferred revenue	6,477	7,494
Accrued restructuring	901	771
Other accrued liabilities	12,506	13,500

Total current liabilities	45,521	46,666

Long-term debt	16,608	21,789
Other liabilities	15,891	17,480
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,908 and 1,963 shares issued and outstanding, respectively)	19	20
Additional paid-in capital	5,465	6,454
Retained earnings	25,563	21,521
Accumulated other comprehensive loss	(3,778)	(5,559)

Total HP stockholders' equity	27,269	22,436
Non-controlling interests	387	397

Total stockholders' equity	27,656	22,833

Total liabilities and stockholders' equity	$105,676	$108,768

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2013	2012	2011
	In millions
Cash flows from operating activities:
Net earnings (loss)	$5,113	$(12,650)	$7,074
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	4,611	5,095	4,984
Impairment of goodwill and intangible assets	—	18,035	885
Stock-based compensation expense	500	635	685
Provision for doubtful accounts	61	142	81
Provision for inventory	275	277	217
Restructuring charges	990	2,266	645
Deferred taxes on earnings	(410)	(711)	166
Excess tax benefit from stock-based compensation	(2)	(12)	(163)
Other, net	443	265	(46)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	530	1,687	448
Financing receivables	484	(418)	(675)
Inventory	(4)	890	(1,252)
Accounts payable	541	(1,414)	275
Taxes on earnings	417	(320)	610
Restructuring	(904)	(840)	(1,002)
Other assets and liabilities	(1,037)	(2,356)	(293)

Net cash provided by operating activities	11,608	10,571	12,639

Cash flows from investing activities:
Investment in property, plant and equipment	(3,199)	(3,706)	(4,539)
Proceeds from sale of property, plant and equipment	653	617	999
Purchases of available-for-sale securities and other investments	(1,243)	(972)	(96)
Maturities and sales of available-for-sale securities and other investments	1,153	662	68
Payments in connection with business acquisitions, net of cash acquired	(167)	(141)	(10,480)
Proceeds from business divestiture, net	—	87	89

Net cash used in investing activities	(2,803)	(3,453)	(13,959)

Cash flows from financing activities:
Repayment of commercial paper and notes payable, net	(154)	(2,775)	(1,270)
Issuance of debt	279	5,154	11,942
Payment of debt	(5,721)	(4,333)	(2,336)
Issuance of common stock under employee stock plans	288	716	896
Repurchase of common stock	(1,532)	(1,619)	(10,117)
Excess tax benefit from stock-based compensation	2	12	163
Cash dividends paid	(1,105)	(1,015)	(844)

Net cash used in financing activities	(7,943)	(3,860)	(1,566)

Increase (decrease) in cash and cash equivalents	862	3,258	(2,886)
Cash and cash equivalents at beginning of period	11,301	8,043	10,929

Cash and cash equivalents at end of period	$12,163	$11,301	$8,043

Supplemental cash flow disclosures:
Income taxes paid (net of refunds)	$1,391	$1,750	$1,134
Interest expense paid	837	856	451

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
					Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total HP Stockholders' Equity	Non- controlling Interests	Total
	In millions, except number of shares in thousands
Balance October 31, 2010	2,203,898	$22	$11,569	$32,695	$(3,837)	$40,449	$332	$40,781
Net earnings				7,074		7,074		7,074
Other comprehensive income					339	339		339

Comprehensive income						7,413		7,413

Issuance of common stock in connection with employee stock plans and other	45,461	1	751			752		752
Repurchases of common stock	(258,853)	(3)	(6,296)	(3,669)		(9,968)		(9,968)
Tax benefits from employee stock plans			128			128		128
Cash dividends declared				(834)		(834)		(834)
Stock-based compensation expense			685			685		685
Changes in non-controlling interest							47	47

Balance October 31, 2011	1,990,506	$20	$6,837	$35,266	$(3,498)	$38,625	$379	$39,004
Net loss				(12,650)		(12,650)		(12,650)
Other comprehensive loss					(2,061)	(2,061)		(2,061)

Comprehensive loss						(14,711)		(14,711)

Issuance of common stock in connection with employee stock plans and other	39,068		682	1		683		683
Repurchases of common stock	(66,736)		(1,525)	(101)		(1,626)		(1,626)
Tax deficiency from employee stock plans			(175)			(175)		(175)
Cash dividends declared				(995)		(995)		(995)
Stock-based compensation expense			635			635		635
Changes in non-controlling interest							18	18

Balance October 31, 2012	1,962,838	$20	$6,454	$21,521	$(5,559)	$22,436	$397	$22,833
Net earnings				5,113		5,113		5,113
Other comprehensive income					1,781	1,781		1,781

Comprehensive income						6,894		6,894

Issuance of common stock in connection with employee stock plans and other	22,950		210	(2)		208		208
Repurchases of common stock	(77,905)	(1)	(1,550)	5		(1,546)		(1,546)
Tax deficiency from employee stock plans			(149)			(149)		(149)
Cash dividends declared				(1,074)		(1,074)		(1,074)
Stock-based compensation expense			500			500		500
Changes in non-controlling interest							(10)	(10)

Balance October 31, 2013	1,907,883	$19	$5,465	$25,563	$(3,778)	$27,269	$387	$27,656

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Hewlett-Packard Company ("HP") and the subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. HP accounts for equity investments in companies over which HP has the ability to exercise significant influence but does not hold a controlling interest under the equity method, and HP records its proportionate share of income or losses in Interest and other, net in the Consolidated Statements of Earnings. HP presents non-controlling interests as a separate component within Total stockholder's equity in the Consolidated Balance Sheets. Net earnings attributable to the non-controlling interests are eliminated within Interest and other, net in the Consolidated Statements of Earnings and are not presented separately as they were not material for any period presented. HP has eliminated all significant intercompany accounts and transactions.

Reclassifications and Segment Reorganization

        HP has made certain segment and business unit realignments in order to optimize its operating structure. Reclassifications of certain prior-year segment and business unit financial information have been made to conform to the current-year presentation. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. See Note 18 for a further discussion of HP's segment reorganization.

Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

        HP derives net revenue primarily from the sale of products and services. The following revenue recognition policies define the manner in which HP accounts for sales transactions.

        HP recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable, and collectibility is reasonably assured. Additionally, HP recognizes hardware revenue on sales to channel partners, including resellers, distributors or value-added solution providers at the time of delivery when the channel partners have economic substance apart from HP, and HP has completed its obligations related to the sale. HP generally recognizes revenue for its stand-alone software sales to channel partners upon receiving evidence that the software has been sold to a specific end user.

        When a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, HP allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE") of selling price, if available, third party evidence ("TPE") if VSOE of selling price is not available, or estimated selling price ("ESP") if neither VSOE of selling price nor TPE is available. HP establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. HP establishes TPE of selling price

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. HP establishes ESP, based on management judgment, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions, such as competitor pricing strategies and industry technology life cycles. In arrangements with multiple elements, HP determines allocation of the transaction price at inception of the arrangement based on the relative selling price of each unit of accounting.

        In multiple element arrangements where more-than-incidental software deliverables are included, HP allocates the transaction price to the individual units of accounting for the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy. If the arrangement contains more than one software deliverable, the transaction price allocated to the group of software deliverables is then allocated to each component software deliverable.

        HP limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

        HP evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refund or return rights or other contingencies present for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item, and the delivery and performance of the undelivered item is considered probable and substantially within HP's control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and method of revenue recognition is determined for the combined unit as a single unit of accounting.

        HP records estimated reductions to revenue for customer and distributor programs and incentive offerings, including price protection, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require HP to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require HP to estimate, based on historical experience and the specific terms and conditions of the incentive, the number of customers who will actually redeem the incentive.

        In instances when revenue is derived from sales of third-party vendor services, HP records revenue on a gross basis when HP is a principal to the transaction and net of costs when HP is acting as an agent between the customer and the vendor. HP considers several factors to determine whether it is a principal or an agent, most notably whether HP is the primary obligor to the customer, has established its own pricing, and has inventory and credit risks.

        HP reports revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

  Products revenue

  Hardware

        Under HP's standard terms and conditions of sale, HP transfers title and risk of loss to the customer at the time product is delivered to the customer and recognizes revenue accordingly, unless customer acceptance is uncertain or significant obligations remain. HP reduces revenue for estimated customer returns, price protection, rebates and other programs offered under sales agreements established by HP with its distributors and resellers. HP records revenue from the sale of equipment under sales-type leases as product revenue at the inception of the lease. HP accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience, at the time HP recognizes revenue.

  Software

        HP recognizes revenue from perpetual software licenses at the inception of the license term, assuming all revenue recognition criteria have been met. Term-based software license revenue is generally recognized ratably over the term of the license. HP uses the residual method to allocate revenue to software licenses at the inception of the license term when VSOE of fair value for all undelivered elements exists, such as post-contract support, and all other revenue recognition criteria have been satisfied. HP recognizes revenue generated from maintenance and unspecified upgrades or updates on a when-and-if-available basis ratably over the period during which such items are delivered. HP recognizes revenue for software hosting or software-as-a-service ("SaaS") arrangements as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In software hosting arrangements where licenses are sold, HP recognizes the associated software revenue according to whether perpetual licenses or term licenses are sold, subject to the above guidance. In such software hosting arrangements HP considers the rights provided to the customer (e.g., ownership of a license, contract termination provisions and the feasibility of the customer to operate the software) in determining how to account for the software license fees. In SaaS arrangements where software licenses are not sold, HP recognizes the entire arrangement ratably over the term of the subscription arrangement.

  Services revenue

        HP recognizes revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements, ratably over the contract period and recognizes the costs associated with these contracts as incurred. For time and material contracts, HP recognizes revenue as services are rendered and costs as they are incurred. HP recognizes revenue from fixed-price consulting arrangements over the contract period on a proportional performance basis, as determined by the relationship of actual labor costs incurred to date compared to the estimated total contract labor costs. HP recognizes revenue on certain design and build projects (to design, develop and construct software and systems) using the percentage-of-completion method. HP uses the cost-to-cost method of measurement towards completion as determined by the percentage of cost incurred to date compared to the total estimated costs of the project. Estimates of project costs for fixed-price contracts are regularly revised during the life of a contract. HP records revisions to cost estimates, and overall contract losses where applicable, in the period in which the facts that give rise to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

such changes become known. HP uses the completed contract method if reasonable and reliable cost estimates for a project cannot be made.

        HP generally recognizes outsourcing services revenue when the service is provided and the amount earned is not contingent upon any future event. If the service is provided evenly during the contract term but service billings are uneven, HP generally recognizes revenue on a straight-line basis over the contract term. Losses on outsourcing arrangements are recognized in the period in which such contractual losses become probable and estimable.

        HP recognizes revenue from operating leases on a straight-line basis as service revenue over the rental period.

        HP records amounts invoiced to customers in excess of revenue recognized as deferred revenue until the revenue recognition criteria are met. HP records revenue that is earned and recognized in excess of amounts invoiced on services contracts as trade receivables.

  Financing income

        Sales-type and direct-financing leases produce financing income, which HP recognizes at consistent rates of return over the lease term.

  Deferred revenue and deferred costs

        Deferred revenue represents amounts received in advance for product support contracts, software customer support contracts, outsourcing startup services work, consulting and integration projects, product sales or leasing income. The product support contracts include stand-alone product support packages, routine maintenance service contracts, upgrades or extensions to standard product warranty, as well as high-availability services for complex, global, networked, multi-vendor environments. HP defers these support service amounts at the time HP bills the customer, and HP then generally recognizes the amounts ratably over the support contract term or as HP delivers the services.

        HP recognizes costs associated with outsourcing contracts as incurred, unless such costs relate to the startup phase of the outsourcing contract and are considered direct and incremental to the contract, in which case HP defers and subsequently amortizes such costs over the contractual services period. HP amortizes deferred contract costs on a straight-line basis over the remaining original term of the contract unless facts and circumstances of the contract indicate a shorter period is more appropriate. Based on actual and projected contract financial performance indicators, HP analyzes the recoverability of deferred contract costs associated with a particular contract on a periodic basis using the undiscounted estimated cash flows of the contract over its remaining term. If such undiscounted cash flows are insufficient to recover the long-lived assets and deferred contract costs, the deferred contract costs are written down based on a discounted cash flow model. If a cash flow deficiency remains after reducing the balance of the deferred contract costs to zero, HP evaluates any remaining long-lived assets related to that contract for impairment.

Shipping and Handling

        HP includes costs related to shipping and handling in cost of sales.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

Advertising

        HP expenses advertising costs as incurred or when the advertising is first run. Such costs totaled approximately $878 million in fiscal 2013, $1.0 billion in fiscal 2012 and $1.2 billion in fiscal 2011.

Software Development Costs

        HP capitalizes costs incurred to acquire or develop software for resale subsequent to the software product establishing technological feasibility, if significant. HP amortizes capitalized software development costs using the greater of the straight-line amortization method or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The estimated useful lives for capitalized software for resale are generally three years or less. Software development costs incurred subsequent to a product establishing technological feasibility are usually not significant. In those instances, HP expenses such costs as incurred.

Stock-Based Compensation

        HP determines stock-based compensation expense for all share-based payment awards based on the measurement date fair value. HP recognizes compensation cost only for those awards expected to meet the service and performance vesting conditions on a straight-line basis over the requisite service period of the award. HP determines compensation costs at the aggregate grant level for service-based awards and at the individual vesting tranche level for awards with performance and/or market conditions. HP estimates the forfeiture rate based on its historical experience.

Restructuring

        HP records restructuring charges associated with management-approved restructuring plans to reorganize one or more of HP's business segments, to remove duplicative headcount and infrastructure associated with business acquisitions or to simplify business processes and accelerate innovation. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. HP records restructuring charges based on estimated employee terminations and site closure and consolidation plans. HP accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determing severance accruals are based on existing plans, historical experiences, and negotiated settlements.

Foreign Currency Translation

        HP uses the U.S. dollar predominately as its functional currency. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for nonmonetary assets and liabilities. Net revenue, costs and expenses are remeasured at monthly average exchange rates prevailing during the period. HP includes gains or losses from foreign currency remeasurement in Interest and other, net in the Consolidated Statement of Earnings. Certain non-U.S. subsidiaries designate the local currency as their functional currency, and HP records the translation of their assets and liabilities into U.S. dollars at the balance sheet dates as translation adjustments and includes them as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

Debt and Marketable Equity Securities

        Debt and marketable equity securities are generally considered available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses for available-for-sale securities are calculated based on the specific identification method and included in Interest and other, net in the Consolidated Statement of Earnings. HP monitors its investment portfolio for impairment on a quarterly basis. When the carrying value of an investment in debt securities exceeds its fair value and the decline in value is determined to be an other-than-temporary decline (i.e., when HP does not intend to sell the debt securities and it is not more likely than not that HP will be required to sell the debt securities prior to anticipated recovery of its amortized cost basis), HP records an impairment charge to Interest and other, net in the amount of the credit loss and the balance, if any, to Accumulated other comprehensive loss in the Consolidated Balance Sheets.

Allowance for Doubtful Accounts for Accounts Receivable

        HP establishes an allowance for doubtful accounts for account receivables. HP records a specific reserve for individual accounts when HP becomes aware of specific customer circumstances, such as in the case of bankruptcy filings or a deterioration in the customer's operating results or financial position. If there are additional changes in circumstances related to the specific customer, HP further adjusts estimates of the recoverability of receivables. HP maintains bad debt reserves for all other customers based on a variety of factors, including the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, the financial condition of customers, the length of time receivables are past due, trends in the weighted-average risk rating for the portfolio, macroeconomic conditions, information derived from competitive benchmarking, significant one-time events and historical experience. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable.

Inventory

        HP values inventory at the lower of cost or market. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolete or impaired balances.

Derivatives

        HP uses derivative financial instruments, primarily non-speculative forwards, swaps, and options, to hedge certain foreign currency and interest rate exposures. HP also may use other derivative instruments not designated as hedges, such as forwards used to hedge foreign currency balance sheet exposures. HP does not use derivative financial instruments for speculative purposes. See Note 9 for a full description of HP's derivative financial instrument activities and related accounting policies.

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

Business Combinations

        HP includes the results of operations of the businesses that it has acquired in HP's consolidated results prospectively from the respective dates of acquisition. HP allocates the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired companies and HP and the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.

Goodwill

        HP reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. While HP is permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for its annual goodwill impairment test in the fourth quarter of fiscal 2013, HP performed a quantitative test for all of its reporting units.

        Goodwill is tested for impairment at the reporting unit level. Except for the Enterprise Group ("EG") and Enterprise Services ("ES"), HP's reporting units are consistent with the reportable segments identified in Note 18. The Enterprise Group includes two reporting units, which are Enterprise Servers, Storage and Networking ("ESSN") and Technology Services ("TS"). ES also consists of two reporting units, which are MphasiS Limited and the remainder of ES. In fiscal 2013, HP made two changes to our reporting units. HP identified MphasiS Limited as a reporting unit apart from the remainder of ES, and in connection with integration activities combined the Autonomy reporting unit with the legacy HP software business reporting unit.

        In the first step of the impairment test, HP compares the fair value of each reporting unit to its carrying amount. HP estimates the fair value of its reporting units using a weighting of fair values derived most significantly from the income approach and to a lesser extent the market approach. Under the income approach, HP estimates the fair value of a reporting unit based on the present value of estimated future cash flows. HP bases cash flow projections on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. HP bases

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

the discount rate used on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, HP estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. HP weights the fair value derived from the market approach up to 50% of the concluded reporting unit fair value depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, HP estimates the fair value of a reporting unit using only the income approach. For the MphasiS Limited reporting unit, HP used the quoted market price in an active market to estimate fair value.

        In order to assess the reasonableness of the estimated fair values of HP's reporting units, HP compares the aggregate reporting unit fair values to HP's market capitalization and calculates an implied control premium (the excess of the sum of the reporting units' fair values over HP's market capitalization). HP evaluates the control premium by comparing it to observable control premiums from recent comparable transactions. If the implied control premium is not believed to be reasonable in light of these recent transactions, HP reevaluates reporting unit fair values, which may result in an adjustment to the discount rate and/or other assumptions. This reevaluation could reduce the estimated fair value for certain or all reporting units.

        If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying amount, then HP must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, HP measures the reporting unit's assets, including any unrecognized intangible assets, liabilities and non-controlling interests at fair value in a hypothetical analysis to calculate the implied fair value of goodwill for the reporting unit. If the implied fair value of the reporting unit's goodwill is less than its carrying amount, the difference is recorded as an impairment loss.

Intangible Assets and Long-Lived Assets

        HP reviews intangible assets with finite lives and long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. HP assesses recoverability of the assets based on the undiscounted future cash flows expected to result from the use of the asset and the eventual disposition of the asset. If the undiscounted future cash flows are less than the carrying amount, the asset is impaired. HP measures the amount of impairment loss, if any, as the difference between the carrying amount of the asset and its fair value using an income approach or, when available and appropriate, using a market approach. HP amortizes intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from one to ten years.

Retirement and Post-Retirement Plans

        HP has various defined benefit, other contributory and noncontributory retirement and post-retirement plans. HP generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the average remaining estimated service life of participants. In some cases, HP amortizes

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

actuarial gains and losses using the corridor approach. See Note 15 for a full description of these plans and the accounting and funding policies.

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

        HP records accruals for uncertain tax positions when HP believes that it is not more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. HP makes adjustments to these accruals when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of adjustments for uncertain tax positions, as well as the related net interest and penalties.

Concentrations of Credit Risk

        Financial instruments that potentially subject HP to significant concentrations of credit risk consist principally of cash and cash equivalents, investments, accounts receivable from trade customers and contract manufacturers, financing receivables and derivatives.

        HP maintains cash and cash equivalents, investments, derivatives and certain other financial instruments with various financial institutions. These financial institutions are located in many different geographical regions, and HP's policy is designed to limit exposure to any one institution. As part of its risk management processes, HP performs periodic evaluations of the relative credit standing of the financial institutions. HP has not sustained material credit losses from instruments held at financial institutions. HP utilizes derivative contracts to protect against the effects of foreign currency and interest rate exposures. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss.

        HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of all of these distributors' and resellers' aggregated accounts deteriorate substantially, HP's operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe, collectively represented approximately 21% and 14% of gross accounts receivable at October 31, 2013 and 2012, respectively. No single customer accounts for more than 10% of accounts receivable. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.

        HP utilizes outsourced manufacturers around the world to manufacture HP-designed products. HP may purchase product components from suppliers and sell those components to its outsourced manufacturers creating receivable balances from the outsourced manufacturers. The three largest

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

outsourced manufacturer receivable balances represented approximately 82% and 69% of HP's supplier receivables of $1.0 billion and $1.2 billion at October 31, 2013 and 2012, respectively. HP includes the supplier receivables in Other current assets in the Consolidated Balance Sheets. HP's credit risk associated with these receivables is partially mitigated by the amounts HP owes to these outsourced manufacturers, as HP generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. HP does not reflect the sale of these components in revenue and does not recognize any profits on these sales until the related products are sold by HP, at which time any profit is recognized as a reduction to cost of sales.

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

Loss Contingencies

        HP is involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. HP records a liability when it believes it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. See Note 17 for a full description of HP's loss contingencies and related accounting policies.

Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. HP will be required to adopt this new standard on a prospective basis in the first quarter of fiscal 2015; however, early adoption is permitted as is a retrospective application. HP is currently evaluating the timing, transition method and impact of this new standard on its Consolidated Financial Statements.

        In July 2013, the FASB issued guidance which will permit the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes. The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have any effect on HP's Consolidated Financial Statements.

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include incentive compensation plans and an employee stock purchase plan ("ESPP").

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

Stock-Based Compensation Expense and Related Income Tax Benefits

        Stock-based compensation expense and the resulting tax benefits were as follows:

	2013	2012	2011
	In millions
Stock-based compensation expense	$500	$635	$685
Income tax benefit	(158)	(197)	(219)

Stock-based compensation expense, net of tax	$342	$438	$466

        Cash received from option exercises and purchases under the ESPP was $0.3 billion in fiscal 2013, $0.7 billion in fiscal 2012 and $0.9 billion in fiscal 2011. The benefit realized for the tax deduction from option exercises of share-based payment awards in fiscal 2013, 2012 and 2011 was $13 million, $57 million and $220 million, respectively.

Incentive Compensation Plans

        HP's incentive compensation plans include equity plans adopted in 2004 (as amended in 2013 and 2010), 2000 and 1995 ("principal equity plans"), as well as various equity plans assumed through acquisitions under which stock-based awards are outstanding. Stock-based awards granted from the principal equity plans include restricted stock awards, stock options and performance-based restricted units ("PRUs"). Employees meeting certain employment qualifications are eligible to receive stock-based awards.

        Under the principal equity plans, HP has granted certain employees restricted stock awards, cash-settled awards or both. Restricted stock awards are non-vested stock awards that may include grants of restricted stock or grants of restricted stock units. Restricted stock awards and cash-settled awards are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest one to three years from the date of grant. During that period, ownership of the restricted stock cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. However, shares underlying restricted stock units are included in the calculation of diluted net earnings per share ("EPS"). HP expenses the fair value of restricted stock awards ratably over the period during which the restrictions lapse.

        Stock options granted under the principal equity plans are generally non-qualified stock options, but the principal equity plans permit some options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. Stock options generally vest over three to four years from the date of grant. The exercise price of a stock option is equal to the fair market value of HP's stock on the option grant date (as determined by the reported sale prices of HP's stock when the market closes on that date). The majority of the stock options issued by HP contain only service vesting conditions. However, starting in fiscal 2011, HP began granting performance-contingent stock options that vest only upon the satisfaction of both service and market conditions prior to the expiration of the awards.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        HP's PRU program provides for the issuance of PRUs representing hypothetical shares of HP stock. Each PRU award reflects a target number of shares ("Target Shares") that may be issued to the award recipient before adjusting for performance and market conditions. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus company performance goals and may range from 0% to 200% of the Target Shares granted. No PRUs were granted in fiscal 2013. The performance goals for PRUs granted in fiscal 2012 are based on HP's adjusted annual cash flow from operations as a percentage of revenue and on HP's adjusted annual revenue growth. The performance goals for PRUs granted prior to fiscal 2012 are based on HP's adjusted annual cash flow from operations as a percentage of revenue and on a market condition based on total shareholder return ("TSR") relative to the S&P 500 over the three-year performance period.

        Recipients of a PRU award generally must remain employed by HP on a continuous basis through the end of the applicable three-year performance period in order to receive shares subject to that award. Target Shares subject to PRU awards do not have dividend equivalent rights and do not have the voting rights of common stock until earned and issued following the end of the applicable performance period. The expense for these awards, net of estimated forfeitures, is recorded over the requisite service period based on the number of Target Shares that are expected to be earned and the achievement of performance goals during the performance period.

  Restricted Stock Awards

        Non-vested restricted stock awards as of October 31, 2013, 2012 and 2011 and changes during fiscal 2013, 2012 and 2011 were as follows:

	2013		2012		2011
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	25,532	$31	16,813	$39	5,848	$45
Granted	20,707	$15	20,316	$27	17,569	$38
Vested	(10,966)	$33	(8,521)	$38	(5,660)	$41
Forfeited	(3,011)	$24	(3,076)	$34	(944)	$43

Outstanding at end of year	32,262	$21	25,532	$31	16,813	$39

        At October 31, 2013, 2012 and 2011, there was $330 million, $508 million and $526 million, respectively, of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expected to recognize over the remaining weighted-average vesting period of 1.3 years, 1.3 years and 1.4 years, respectively.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        The weighted-average fair value and the assumptions used to measure fair value were as follows:

	2013	2012	2011
Weighted-average fair value of grants per option(1)	$4.26	$9.06	$7.85
Expected volatility(2)	42%	42%	41%
Risk-free interest rate(3)	1.07%	1.17%	1.20%
Expected dividend yield(4)	3.64%	1.83%	1.97%
Expected term in months(5)	71	67	63

(1)
The fair value calculation was based on stock options granted during the period.

(2)
Determined using implied volatility from traded options on HP's stock.

(3)
Determined using the yield on U.S. Treasury zero-coupon issues.

(4)
Determined using a constant dividend yield during the expected term of the option.

(5)
Determined using historical exercise and post-vesting termination patterns.

        Option activity as of October 31 during each fiscal year was as follows:

	2013				2012				2011
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	87,296	$29			120,243	$28			142,916	$28
Granted(1)	25,785	$15			7,529	$27			18,804	$21
Exercised	(10,063)	$19			(29,683)	$20			(37,121)	$23
Forfeited/cancelled/expired	(18,976)	$25			(10,793)	$35			(4,356)	$39

Outstanding at end of year	84,042	$27	3.9	$303	87,296	$29	3.0	$15	120,243	$28	3.0	$460

Vested and expected to vest at end of year	80,004	$27	3.7	$274	85,935	$29	2.9	$15	117,066	$28	2.9	$442

Exercisable at end of year	49,825	$33	1.8	$58	68,437	$31	1.9	$12	97,967	$29	2.0	$332

(1)
In connection with fiscal 2011 acquisitions, HP assumed options to purchase approximately 6 million shares with a weighted-average exercise price of $14 per share.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on October 31, 2013, 2012 and 2011. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of fiscal 2013, 2012 and 2011 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised in fiscal 2013, 2012 and 2011 was $36 million, $176 million and $673 million, respectively. Total grant date fair value of options vested in fiscal 2013, 2012 and 2011 was $64 million, $104 million and $95 million, respectively, net of taxes.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        Information about options outstanding at October 31, 2013 was as follows:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
Range of Exercise Prices	Shares Outstanding		Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
	In thousands	In years		In thousands
$0-$9.99	616	4.3	$7	595	$7
$10-$19.99	27,161	6.7	$14	3,991	$14
$20-$29.99	18,906	5.6	$25	8,204	$25
$30-$39.99	20,018	0.5	$32	19,940	$32
$40-$49.99	16,422	1.4	$43	16,263	$43
$50-$59.99	667	3.2	$52	580	$52
$60 and over	252	0.7	$73	252	$73

	84,042	3.9	$27	49,825	$33

        At October 31, 2013, 2012 and 2011 there was $112 million, $157 million and $264 million, respectively, of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expected to recognize over a weighted-average vesting period of 2.2 years, 1.8 years and 2.3 years, respectively.

  Performance-Based Restricted Units

        For PRU awards granted in fiscal 2012, HP estimates the fair value of the Target Shares using HP's closing stock price on the measurement date. The weighted-average fair value for these PRUs was as follows:

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

        For PRU awards granted prior to fiscal 2012, HP estimates the fair value of the Target Shares subject to those awards using the Monte Carlo simulation model, as the TSR modifier represents a market condition. The weighted-average fair values of these PRU awards and the following weighted-

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

average assumptions, in addition to projections of market conditions, used to measure the weighted-average fair values were as follows for fiscal years ended October 31:

	2013	2012	2011
Weighted-average fair value of grants per unit	$0.00 (1)	$3.35 (2)	$27.59 (3)
Expected volatility(4)	33%	41%	30%
Risk-free interest rate	0.18%	0.14%	0.38%
Expected dividend yield	3.94%	1.78%	0.75%
Expected term in months	12	15	19

(1)
Reflects the weighted-average fair value for the third year of the three-year performance period applicable to PRUs granted in fiscal 2011. The weighted-average fair value per unit is zero based on the result of the Monte-Carlo simulation model using the weighted-average assumptions on the measurement date.

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

(4)
HP uses historic volatility for PRU awards when simulating multivariate prices for companies in the S&P 500.

        Non-vested PRUs as of October 31, 2013, 2012 and 2011 and changes during fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	Shares in thousands
Outstanding Target Shares at beginning of year	5,688	11,382	18,508
Granted	—	1,251	5,950
Change in units due to performance and market conditions achievement for PRUs vested in the year(1)	(4,307)	(5,617)	(10,862)
Forfeited	(356)	(1,328)	(2,214)

Outstanding Target Shares at end of year	1,025	5,688	11,382

Outstanding Target Shares of PRUs assigned a fair value at end of year	690 (2)	3,492 (3)	5,867 (4)

(1)
The minimum level of TSR was not met for PRUs granted in fiscal 2011, 2010 and 2009, which resulted in the cancellation of Target Shares.

(2)
Excludes Target Shares for the third year for PRUs granted in fiscal 2012 as the measurement date had not yet been established. The measurement date and related fair value for the excluded PRUs will be established when the annual performance goals are approved.

(3)
Excludes Target Shares for the third year for PRUs granted in fiscal 2011 and for the second and third years for PRUs granted in fiscal 2012 as the measurement dates had not yet been established.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

(4)
Excludes Target Shares for the third year for PRUs granted in fiscal 2010 and for the second and third years for PRUs granted in fiscal 2011 as the measurement dates had not yet been established.

        At October 31, 2013, 2012 and 2011, there was $3 million, $17 million and $82 million, respectively, of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expected to recognize over the remaining weighted-average vesting period of 1 year, 1.1 years and 1.4 years, respectively.

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

Shares Reserved

        Shares available for future grant and shares reserved for future issuance under the ESPP and incentive compensation plans were as follows:

	2013	2012	2011
	Shares in thousands
Shares available for future grant at October 31	300,984	152,837	172,259

Shares reserved for future issuance under all stock-related benefit plans at October 31	417,642	270,498	319,602

Note 3: Net Earnings Per Share

        HP calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock, stock options and PRUs.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3: Net Earnings Per Share (Continued)

        The reconciliation of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows for the following fiscal years ended October 31:

	2013	2012	2011
	In millions, except per share amounts
Numerator:
Net earnings (loss)(1)	$5,113	$(12,650)	$7,074

Denominator:
Weighted-average shares used to compute basic EPS	1,934	1,974	2,094
Dilutive effect of employee stock plans	16	—	34

Weighted-average shares used to compute diluted EPS	1,950	1,974	2,128

Net earnings (loss) per share:
Basic	$2.64	$(6.41)	$3.38

Diluted(2)	$2.62	$(6.41)	$3.32

(1)
Net earnings (loss) available to participating securities were not significant for fiscal 2013, 2012 and 2011. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

(2)
For fiscal 2012, HP excluded from the calculation of diluted net loss per share 10 million shares potentially issuable under employee stock plans, as their effect, if included, would have been anti-dilutive.

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted net EPS because their effect would be anti-dilutive. In fiscal 2013, 2012 and 2011, HP excluded from the calculation of diluted net EPS options to purchase 51 million shares, 56 million shares and 25 million shares, respectively. In addition, HP also excluded from the calculation of diluted net EPS options to purchase an additional 1 million shares in fiscal 2013, 2012 and 2011, as their combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's stock.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details

        Balance sheet details were as follows for the following fiscal years ended October 31:

  Accounts Receivable, Net

	2013	2012	2011
	In millions
Accounts receivable, gross	$16,208	$16,871	$18,694

Less: Allowance for doubtful accounts
Balance at beginning of year	464	470	525
Increase in allowance from acquisitions	—	—	27
Provision for doubtful accounts	23	100	23
Deductions, net of recoveries	(155)	(106)	(105)

Balance at end of year	332	464	470

Accounts receivable, net	$15,876	$16,407	$18,224

        HP has third-party financing arrangements consisting of revolving short-term financing intended to facilitate the working capital requirements of certain customers. These financing arrangements, which in one case provides for partial recourse, result in a transfer of HP's trade receivables and risk to the third party. As these transfers qualify for sales accounting treatment, the trade receivables are derecognized from the Consolidated Balance Sheets upon transfer, and HP receives a payment for the trade receivables from the third party within a mutually agreed upon time period. For the arrangement involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Balance Sheets. The recourse obligations as of October 31, 2013 and October 31, 2012 were not material.

        For fiscal 2013 and 2012, trade receivables sold under these facilities were $4.9 billion and $4.3 billion, respectively. The amount of trade receivables sold approximates the amount of cash received. The resulting costs associated with the sales of trade accounts receivable for the year ended October 31, 2013 and 2012 were not material. The maximum program capacity and available program capacity under these arrangements were as follows for the following fiscal years ended October 31:

	2013	2012
	In millions
Non-recourse arrangements
Aggregate maximum program capacity	$764	$636
Aggregate available capacity	$450	$434
Aggregate utilized capacity	$314	$202
Partial-recourse arrangement
Maximum program capacity	$631	$876
Available capacity	$177	$413
Utilized capacity	$454	$463
Total arrangements
Aggregate maximum program capacity	$1,395	$1,512
Aggregate available capacity	$627	$847
Aggregate utilized capacity	$768	$665

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details (Continued)

  Inventory

	2013	2012
	In millions
Finished goods	$3,847	$4,094
Purchased parts and fabricated assemblies	2,199	2,223

	$6,046	$6,317

  Other Current Assets

	2013	2012
	In millions
Deferred tax assets—short-term	$3,893	$3,783
Value-added taxes receivable from various governments	2,425	3,298
Supplier and other receivables	2,579	2,549
Prepaid and other current assets	4,238	3,730

	$13,135	$13,360

  Property, Plant and Equipment

	2013	2012
	In millions
Land	$626	$636
Buildings and leasehold improvements	8,942	8,744
Machinery and equipment, including equipment held for lease	16,565	16,503

	26,133	25,883

Accumulated depreciation	(14,670)	(13,929)

	$11,463	$11,954

        Depreciation expense was $3.2 billion, $3.3 billion and $3.4 billion in fiscal 2013, 2012 and 2011, respectively. For the twelve months ended October 31, 2013, the change in gross property, plant and equipment was due primarily to investments of $3.2 billion, which were partially offset by sales and retirements totaling $3.0 billion. Accumulated depreciation associated with the assets sold and retired was $2.5 billion.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details (Continued)

  Long-Term Financing Receivables and Other Assets

	2013	2012
	In millions
Financing receivables, net	$3,878	$4,292
Deferred tax assets—long-term	1,346	1,581
Deferred costs—long-term	999	1,301
Other	3,333	3,419

	$9,556	$10,593

  Other Accrued Liabilities

	2013	2012
	In millions
Other accrued taxes	$2,703	$3,264
Warranty	1,390	1,496
Sales and marketing programs	2,823	2,900
Other	5,590	5,840

	$12,506	$13,500

  Other Liabilities

	2013	2012
	In millions
Pension, post-retirement, and post-employment liabilities	$5,098	$7,780
Deferred tax liability—long-term	2,668	2,948
Long-term deferred revenue	3,907	3,371
Other long-term liabilities	4,218	3,381

	$15,891	$17,480

Note 5: Acquisitions

        In fiscal 2013, MphasiS Limited, a majority-owned subsidiary of HP, acquired Digital Risk LLC for $174 million. HP recorded $112 million of goodwill related to this acquisition in the ES segment.

  Acquisitions in prior years

        In fiscal 2011, HP completed four acquisitions. Total fair value of purchase consideration for the acquisitions was $11.4 billion, which includes cash paid for outstanding common stock, convertible bonds, vested-in-the-money stock awards and the estimated fair value of earned unvested stock awards assumed. In connection with these acquisitions, HP recorded approximately $6.9 billion of goodwill, $4.7 billion of intangibles and assumed $206 million of net liabilities. HP's largest acquisition in fiscal 2011 was its acquisition of Autonomy, with a total fair value of purchase consideration of $11.0 billion.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Goodwill and Intangible Assets

  Goodwill

        Goodwill allocated to HP's reportable segments as of October 31, 2013 and 2012 and changes in the carrying amount of goodwill during the fiscal years ended October 31, 2013 and 2012 are as follows:

	Personal Systems	Printing	Enterprise Group		Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
	In millions
Net balance at October 31, 2011(1)	$2,498	$2,471	$17,349		$8,001	$14,063	$144	$25	$44,551
Goodwill acquired during the period	—	16	—		—	—	—	—	16
Goodwill adjustments/reclassifications	—	—	(308)		(40)	580	—	(25)	207
Impairment loss	—	—	—		(7,961)	(5,744)	—	—	(13,705)

Net balance at October 31, 2012(2)	$2,498	$2,487	$17,041		$—	$8,899	$144	$—	$31,069
Goodwill acquired during the period	—	—	—		112	—	—	—	112
Goodwill adjustments/reclassifications	—	—	39		(15)	(81)	—	—	(57)
Impairment loss	—	—	—		—	—	—	—	—

Net balance at October 31, 2013(2)	$2,498	$2,487	$17,080	(3)	$97 (4)	$8,818	$144	$—	$31,124

(1)
Goodwill at October 31, 2011 is net of accumulated impairment losses of $813 million related to the Corporate Investments segment.

(2)
Goodwill at October 31, 2013 and October 31, 2012 is net of accumulated impairment losses of $14,518 million. Of that amount, $7,961 million relates to ES, $5,744 million relates to Software, and the remaining $813 million relates to Corporate Investments.

(3)
Goodwill at October 31, 2013 includes $9,280 million and $7,800 million related to the TS reporting unit and the ESSN reporting unit, respectively.

(4)
All goodwill at October 31, 2013 relates to the MphasiS reporting unit.

        In the first quarter of fiscal 2013, HP implemented certain organizational realignments. As a result of these realignments, HP has re-evaluated its reportable segment structure and, effective in the first quarter of fiscal 2013, created two new reportable segments, the EG segment and the ES segment, and eliminated two other reportable segments, the ESSN segment and the Services segment. The EG segment consists of the business units within the former ESSN segment and most of the services offerings of the TS business unit, which was previously a part of the former Services segment. The ES segment consists of the Applications and Business Services ("ABS") and Infrastructure Technology Outsourcing ("ITO") business units from the former Services segment, along with the end-user workplace support services business that was previously part of TS. As a result of the reportable

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Goodwill and Intangible Assets (Continued)

segment changes described above, the net goodwill balance at October 31, 2012 and at October 31, 2011 includes the reclassification of $9.3 billion of goodwill related to the movement of the TS business unit from the former Services segment to the EG segment. See Note 18 for a full description of the segment realignments.

        Based on the results of its annual impairment tests, HP determined that no impairment of goodwill existed as of August 1, 2013. However, future goodwill impairment tests could result in a charge to earnings. HP will continue to evaluate goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.

        During fiscal 2012, HP determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the ES reporting unit. These indicators included the trading values of HP's stock at the time of the impairment test, coupled with market conditions and business trends within ES. The fair value of the ES reporting unit was based on the income approach. The decline in the fair value of the ES reporting unit resulted from lower projected revenue growth rates and profitability levels as well as an increase in the risk factor that was included in the discount rate used to calculate the discounted cash flows. The increase in the discount rate was due to the implied control premium resulting from trading values of HP stock at the time of the impairment test. The resulting adjustments to discount rates caused a significant reduction in the fair value for the ES reporting unit. Based on the step one and step two analyses, HP recorded an $8.0 billion goodwill impairment charge in fiscal 2012, and there was no remaining goodwill in the ES reporting unit as of October 31, 2012. Prior to completing the goodwill impairment test, HP tested the recoverability of the ES long-lived assets (other than goodwill) and concluded that such assets were not impaired.

        Also during fiscal 2012, the Software segment included two reporting units, which were Autonomy and the legacy HP Software business. HP initiated its annual goodwill impairment analysis in the fourth quarter of fiscal 2012 and concluded that fair value was below carrying amount for the Autonomy reporting unit. The fair value of the Autonomy reporting unit was based on the income approach.

        The decline in the estimated fair value of the Autonomy reporting unit resulted from lower projected revenue growth rates and profitability levels as well as an increase in the risk factor that was included in the discount rate used to calculate the discounted cash flows. The increase in the discount rate was due to the implied control premium that resulted from trading values of HP stock at the time of the impairment test. The lower projected operating results reflected changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, expected deal synergies and other expectations about the anticipated short-term and long-term operating results of the Autonomy business. These assumptions incorporated HP's analysis of what it believes were accounting improprieties, incomplete disclosures and misrepresentations at Autonomy that occurred prior to the Autonomy acquisition with respect to Autonomy's pre-acquisition business and related operating results. In addition, as noted above, when estimating the fair value of a reporting unit HP may need to adjust discount rates and/or other assumptions in order to derive a reasonable implied control premium when comparing the sum of the fair values of HP's reporting units to HP's market capitalization. Due to the trading values of HP stock at the time of the impairment test, the resulting adjustments to the discount rate to arrive at an appropriate control premium caused a significant reduction in the fair value for the Autonomy reporting unit as well as the fair values for HP's other reporting units.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Goodwill and Intangible Assets (Continued)

        Prior to conducting step one of the goodwill impairment test for the Autonomy reporting unit, HP first evaluated the recoverability of the long-lived assets, including intangible assets. When indicators of impairment are present, HP tests long-lived assets (other than goodwill) for recoverability by comparing the carrying amount of an asset group to its undiscounted cash flows. HP considered the lower-than-expected revenue and profitability levels over a sustained period of time, the trading values of HP stock and downward revisions to management's short-term and long-term forecast for the Autonomy business to be indicators of impairment for the Autonomy long-lived assets. Based on the results of the recoverability test, HP determined that the carrying amount of the Autonomy asset group exceeded its undiscounted cash flows and was therefore not recoverable. HP then compared the fair value of the asset group to its carrying amount and determined the impairment loss. The impairment loss was allocated to the carrying values of the long-lived assets but not below their individual fair values. Based on the analysis, HP recorded an impairment charge of $3.1 billion on intangible assets, which resulted in a remaining carrying amount of approximately $0.8 billion as of October 31, 2012. The decline in the fair value of the Autonomy intangible assets was attributable to the same factors as discussed above for the fair value of the Autonomy reporting unit.

        The decline in the fair value of the Autonomy reporting unit and Autonomy intangibles, as well as fair value changes for other assets and liabilities in the step two goodwill impairment test, resulted in an implied fair value of goodwill substantially below the carrying amount of the goodwill for the Autonomy reporting unit. As a result, HP recorded a goodwill impairment charge of $5.7 billion, which resulted in a $1.2 billion remaining carrying amount of Autonomy goodwill as of October 31, 2012. Both the goodwill impairment charge and the intangible assets impairment charge, totaling $8.8 billion, were included in the Impairment of goodwill and intangible assets line item in the Consolidated Statements of Earnings.

        Subsequent to the Autonomy purchase price allocation period, which concluded in the first quarter of fiscal 2012, and in conjunction with HP's annual goodwill impairment testing, HP identified certain indicators of impairment. The indicators of impairment included lower-than-expected revenue and profitability levels over a sustained period of time, the trading values of HP stock and downward revisions to management's short-term and long-term forecast for the Autonomy business. HP revised its multi-year forecast for the Autonomy business, and the timing of this forecast revision coincided with the timing of HP's overall forecasting process for all reporting units, which is completed each year in the fourth fiscal quarter in conjunction with the annual goodwill impairment analysis. The change in assumptions used in the revised forecast and the fair value estimates utilized in the impairment testing of the Autonomy goodwill and long-lived assets incorporated insights gained from having owned the Autonomy business for the preceding year. The revised forecast reflected changes related to organic revenue growth rates, current market trends, business mix, cost structure, expected deal synergies and other expectations about the anticipated short-term and long-term operating results of the Autonomy business, driven by HP's analysis regarding certain accounting improprieties, incomplete disclosures and misrepresentations at Autonomy that occurred prior to the Autonomy acquisition with respect to Autonomy's pre-acquisition business and related operating results. Accordingly, the change in fair values represented a change in accounting estimate that occurred outside the purchase price allocation period, resulting in the recorded impairment charge.

        Based on the results of the annual impairment test for all other reporting units, HP concluded that no other goodwill impairment existed as of August 1, 2012, apart from the impairment charges discussed above.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Goodwill and Intangible Assets (Continued)

  Intangible Assets

        HP's intangible assets associated with completed acquisitions for each of the following fiscal years ended October 31 are composed of:

	October 31, 2013				October 31, 2012
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,321	$(2,709)	$(856)	$1,756	$5,807	$(2,625)	$(856)	$2,326
Developed and core technology and patents	5,331	(1,966)	(2,138)	1,227	6,580	(2,501)	(2,138)	1,941
Trade name and trade marks	1,730	(211)	(1,336)	183	1,732	(155)	(1,336)	241
In-process research and development	3	—	—	3	7	—	—	7

Total intangible assets	$12,385	$(4,886)	$(4,330)	$3,169	$14,126	$(5,281)	$(4,330)	$4,515

        For fiscal 2013, the majority of the decrease in gross intangibles was related to $1.7 billion of fully amortized intangible assets that have been eliminated from both the gross and accumulated amounts.

        In fiscal 2012, HP recorded total intangible asset impairment charges of $4.3 billion, of which $3.1 billion was related to the Autonomy reporting unit as described above. The remaining $1.2 billion was related to a change in the Compaq branding strategy. In May 2012, HP approved a change to its branding strategy for personal computers, which has resulted in a more limited and focused use of the "Compaq" trade name acquired in fiscal 2002. In conjunction with the change in branding strategy, HP revised its assumption as to the useful life of that intangible asset, which resulted in a reclassification of the asset from an indefinite-lived intangible to a finite-lived intangible. These changes triggered an impairment review of the "Compaq" trade name intangible asset. In conducting an impairment review of an intangible asset, HP compares the fair value of the asset to its carrying amount. If the fair value of the asset is less than the carrying amount, the difference is recorded as an impairment loss. HP estimated the fair value of the "Compaq" trade name by calculating the present value of the royalties saved that would have been paid to a third party had HP not owned the trade name. Following the completion of that analysis, HP determined that the fair value of the trade name asset was less than the carrying amount due primarily to the change in the useful life assumption and a decrease in expected future revenues related to Compaq-branded products resulting from the more focused branding strategy. As a result, HP recorded an impairment charge of $1.2 billion in the third quarter of fiscal 2012, which was included in the Impairment of goodwill and intangible assets line item in the Consolidated Statements of Earnings.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Goodwill and Intangible Assets (Continued)

        The weighted-average useful lives of intangible assets at the time of acquisition are as follows:

Finite-Lived Intangible Assets	Weighted-Average Useful Lives
Customer contracts, customer lists and distribution agreements	8
Developed and core technology and patents	7
Trade name and trade marks	7

        Estimated future amortization expense related to finite-lived intangible assets at October 31, 2013 is as follows:

Fiscal year:	In millions
2014	$1,060
2015	871
2016	646
2017	230
2018	145
Thereafter	214

Total	$3,166

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Restructuring

  Summary of Restructuring Plans

        HP's restructuring activities summarized by plan for the twelve months ended October 31, 2013 were as follows:

						As of October 31, 2013
	Balance, October 31, 2012	Fiscal Year 2013 Charges	Cash Payments	Other Adjustments and Non-Cash Settlements	Balance, October 31, 2013	Total Costs Incurred to Date	Total Expected Costs to Be Incurred
	In millions
Fiscal 2012 Plan
Severance and EER	$597	$1,053	$(701)	$(4)	$945	$3,036	$3,500
Infrastructure and other	11	141	(112)	—	40	247	600

Total 2012 Plan	608	1,194	(813)	(4)	985	3,283	4,100
Fiscal 2010 acquisitions	10	(10)	—	—	—	91	91
Fiscal 2010 ES Plan:
Severance	227	(189)	(36)	8	10	434	434
Infrastructure	1	—	—	—	1	369	369

Total ES Plan	228	(189)	(36)	8	11	803	803
Fiscal 2008 HP/EDS Plan:
Severance	—	—	—	—	—	2,195	2,195
Infrastructure	181	(5)	(55)	—	121	1,070	1,074

Total HP/EDS Plan	181	(5)	(55)	—	121	3,265	3,269

Total restructuring plans	$1,027	$990	$(904)	$4	$1,117	$7,442	$8,263

        At October 31, 2013 and 2012, HP included the short-term portion of the restructuring liability of $901 million and $771 million, respectively, in Accrued restructuring, and the long-term portion of $216 million and $256 million, respectively, in Other liabilities in the accompanying Consolidated Balance Sheets. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period.

  Fiscal 2012 Restructuring Plan

        On May 23, 2012, HP adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As of July 31, 2013, HP estimated that it would eliminate approximately 29,000 positions in connection with the 2012 Plan through fiscal year 2014, with a portion of those employees exiting the company as part of voluntary enhanced early retirement ("EER") programs in the United States and in certain other countries. The majority of the U.S. EER program was funded through the HP Pension Plan. As of that same date, HP estimated it would recognize approximately $3.6 billion of total costs in connection with the 2012 Plan. HP also estimated that the number of positions ultimately eliminated and the total expense of the 2012 Plan could vary by as much as 15% from these estimates. Due to continued market and business pressures, as of October 31, 2013, HP expects to eliminate an additional 15% of those 29,000 positions, or a total of approximately 34,000 positions, and to record an additional 15% of that $3.6 billion in total costs, or approximately $4.1 billion in aggregate charges. HP expects to record these charges through the end of HP's 2014 fiscal year as the accounting recognition

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Restructuring (Continued)

criteria are met. HP expects approximately $3.5 billion to relate to workforce reductions, including the EER programs, and approximately $0.6 billion to relate to infrastructure, including data center and real estate consolidation, and other items. HP recorded a charge of approximately $1.2 billion in fiscal 2013 relating to the 2012 Plan, of which $141 million related to data center and real estate consolidations. As of October 31, 2013, HP had eliminated approximately 24,600 positions for which a severance payment has been or will be made as part of the 2012 Plan. The cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2017.

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

  Fiscal 2010 Enterprise Services Business Restructuring Plan

        On June 1, 2010, HP's management announced a plan to restructure its enterprise services business, which included the ITO and ABS business units. The multi-year restructuring program included plans to consolidate commercial data centers, tools and applications. The total expected cost of the plan is approximately $803 million, which includes severance costs to eliminate approximately 8,200 positions and infrastructure charges. As of October 31, 2012 all 8,200 positions under the plan had been eliminated. For the fiscal year ended October 31, 2013, HP reversed $189 million of the restructuring accrual to reflect an updated estimate of expected cash payments for severance. The majority of the infrastructure charges were paid out during fiscal 2012 with the remaining charges expected to be paid out through the first half of fiscal 2015. This plan is now closed with no further restructuring charges anticipated. HP expects the majority of the remaining severance for the plan to be paid out through fiscal 2014.

  Fiscal 2008 HP/EDS Restructuring Plan

        In connection with the acquisition of Electronic Data Systems Corporation ("EDS") in August 2008, HP's management approved and initiated a restructuring plan to combine and align HP's services businesses, eliminate duplicative overhead functions and consolidate and vacate duplicative facilities. The restructuring plan is expected to be implemented at a total expected cost of $3.3 billion.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2013				As of October 31, 2012
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$2,221	$—	$2,221	$—	$3,641	$—	$3,641
Money market funds	6,819	—	—	6,819	4,630	—	—	4,630
Mutual funds	—	313	—	313	—	469	—	469
Marketable equity securities	10	5	—	15	60	3	—	63
Foreign bonds	9	387	—	396	8	377	—	385
Other debt securities	—	2	47	49	1	—	55	56
Derivatives:
Interest rate contracts	—	156	—	156	—	344	—	344
Foreign exchange contracts	—	284	3	287	—	291	—	291
Other derivatives	—	9	—	9	—	1	—	1

Total Assets	$6,838	$3,377	$50	$10,265	$4,699	$5,126	$55	$9,880

Liabilities
Derivatives:
Interest rate contracts	$—	$107	$—	$107	$—	$29	$—	$29
Foreign exchange contracts	—	547	2	549	—	485	1	486
Other derivatives	—	—	—	—	—	3	—	3

Total Liabilities	$—	$654	$2	$656	$—	$517	$1	$518

        For the twelve months ended October 31, 2013 and October 31, 2012, there were no material transfers between the levels within the fair value hierarchy.

  Valuation Techniques

        Cash Equivalents and Investments: HP holds time deposits, money market funds, mutual funds, other debt securities primarily consisting of corporate and foreign government notes and bonds, and common stock and equivalents. HP values cash equivalents and equity investments using quoted market prices, alternative pricing sources, including net asset value, or models utilizing market observable inputs. The fair value of debt instruments were based on quoted market prices or model driven valuations using inputs primarily derived from or corroborated by observable market data, and in certain instances internally developed valuation models that utilize assumptions which cannot be corroborated with observable market data.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Fair Value (Continued)

  Other Fair Value Disclosures

        Short- and Long-Term Debt: HP calculates the estimated fair value of its debt primarily using an expected present value technique which is based upon observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considers HP's own credit risk. The portion of HP's fixed-rate debt obligations that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt's carrying amount, which includes a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt was approximately $22.7 billion at October 31, 2013, compared to its carrying value of $22.6 billion at that date. The estimated fair value of HP's short- and long-term debt approximated its carrying value of $28.4 billion at October 31, 2012. If measured at fair value in the Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

        Other Financial Instruments: For the balance of HP's financial instruments, primarily accounts receivable, accounts payable and financial liabilities in other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Consolidated Balance Sheets, these other financial instruments would be classified in Level 3 of the fair value hierarchy.

        Non-Marketable Equity Investments and Non-Financial Assets: HP's non-marketable equity investments and non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value only if an impairment charge is recognized. For the fiscal year ended October 31, 2012, HP recognized a goodwill and intangible asset impairment charge of $8.8 billion associated with the Autonomy reporting unit within the Software segment, a goodwill impairment charge of $8.0 billion associated with the ES reporting unit within the Services segment and an intangible asset impairment charge of $1.2 billion associated with the "Compaq" trade name within the Personal Systems segment.

        The fair value of HP's reporting units was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. HP used the income approach to measure the fair value of the ES and Autonomy reporting units. Under the income approach, HP calculated the fair value of a reporting unit based on the present value of the estimated future cash flows. Cash flow projections were based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The discount rate also reflected adjustments required when comparing the sum of the fair values of HP's reporting units to HP's market capitalization as discussed in Note 6. The unobservable inputs used to estimate the fair value these reporting units included projected revenue growth rates, profitability and the risk factor added to the discount rate.

        The inputs used to estimate the fair value of the intangible assets of Autonomy and the "Compaq" trade name were largely unobservable, and, accordingly, these measurements were classified in Level 3 of the fair value hierarchy. The fair value of the intangible assets for Autonomy were estimated using an income approach, which is based on management's cash flow projections of revenue growth rates and operating margins, taking into consideration industry and market conditions. HP estimated the fair value of the "Compaq" trade name by calculating the present value of the royalties saved that would have been paid to a third party had HP not owned the trade name. The discount rates used in the fair

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Fair Value (Continued)

value calculations for the Autonomy intangibles and the "Compaq" trade name were based on a weighted average cost of capital adjusted for the relevant risk associated with those assets. The unobservable inputs used in these valuations include projected revenue growth rates, operating margins, royalty rates and the risk factor added to the discount rate. The discount rates ranged from 11% to 16%. Projected revenue growth rates ranged from (61)% to 13%. The (61)% rate reflected the significant decline in expected future revenues for Compaq-branded products from fiscal 2013 to fiscal 2014 due to the change in branding strategy discussed in Note 6.

Note 9: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments as of October 31, 2013 and October 31, 2012 were as follows:

	October 31, 2013				October 31, 2012
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents
Time deposits	$2,207	$—	$—	$2,207	$3,633	$—	$—	$3,633
Money market funds	6,819	—	—	6,819	4,630	—	—	4,630
Mutual funds	13	—	—	13	69	—	—	69

Total cash equivalents	9,039	—	—	9,039	8,332	—	—	8,332

Available-for-Sale Investments
Debt securities:
Time deposits	14	—	—	14	8	—	—	8
Foreign bonds	310	86	—	396	303	82	—	385
Other debt securities	64	—	(15)	49	73	—	(17)	56

Total debt securities	388	86	(15)	459	384	82	(17)	449

Equity securities:
Mutual funds	300	—	—	300	400	—	—	400
Equity securities in public companies	5	6	—	11	50	9	—	59

Total equity securities	305	6	—	311	450	9	—	459

Total available-for-sale investments	693	92	(15)	770	834	91	(17)	908

Total cash equivalents and available-for-sale investments	$9,732	$92	$(15)	$9,809	$9,166	$91	$(17)	$9,240

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered to be cash equivalents. As of October 31, 2013 and 2012, the carrying value of cash equivalents approximates fair value due to the short period of time to maturity. Interest income

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Financial Instruments (Continued)

related to cash and cash equivalents was approximately $148 million in fiscal 2013, $155 million in fiscal 2012 and $167 million in fiscal 2011. Time deposits were primarily issued by institutions outside the United States as of October 31, 2013 and October 31, 2012. The estimated fair values of the available-for-sale investments may not be representative of actual values that will be realized in the future.

        The gross unrealized loss as of October 31, 2013 and October 31, 2012 was due primarily to decline in the fair value of a debt security of $15 million and $17 million, respectively, that has been in a continuous loss position for more than twelve months. HP does not intend to sell this debt security, and it is not likely that HP will be required to sell this debt security prior to the recovery of the amortized cost.

        Contractual maturities of short-term and long-term investments in available-for-sale debt securities were as follows:

	October 31, 2013
	Cost	Fair Value
	In millions
Due in one to five years	$16	$16
Due in more than five years	372	443

	$388	$459

        Equity securities in privately held companies include cost basis and equity method investments. These amounted to $50 million and $51 million at October 31, 2013 and October 31, 2012, respectively, and are included in long-term financing receivables and other assets.

  Derivative Financial Instruments

        HP is a global company exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, option contracts, interest rate swaps, and total return swaps, to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. HP does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. HP designates its derivatives as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivatives, on a gross basis, in the Consolidated Balance Sheets at fair value. HP classifies cash flows from the derivative programs as operating activities in the Consolidated Statements of Cash Flows.

        As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, HP has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and HP maintains dollar risk limits that correspond to each institution's credit rating and other factors. HP's established policies and procedures for mitigating credit risk include reviewing and establishing limits for credit exposure and periodically re-assessing the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Financial Instruments (Continued)

creditworthiness of counterparties. Master agreements with counterparties include master netting arrangements as further mitigation of credit exposure to counterparties. These arrangements permit HP to net amounts due from HP to a counterparty with amounts due to HP from the same counterparty. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral receivable or payable under its master netting arrangements.

        To further mitigate credit exposure to counterparties, HP has collateral security arrangements that cover the vast majority of its counterparty risk. These arrangements require HP to post collateral or to hold collateral from counterparties when derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP's or the counterparty's credit rating falls below a specified credit rating, either party has the right to request full collateralization on the derivatives' net liability position. Such funds are generally transferred within two business days of the due date. As of October 31, 2013, HP held $30 million of collateral and posted $283 million under these collateralized arrangements, of which $30 million was through re-use of counterparty cash collateral and $253 million was in cash. As of October 31, 2012, HP held $198 million of collateral and posted $72 million under these collateralized arrangements, of which $49 million was through re-use of counterparty cash collateral and $23 million in cash.

        Further, under HP's agreements with its counterparties, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP's financial position as of October 31, 2013 and October 31, 2012.

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

        For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in Interest and other, net in the Consolidated Statements of Earnings in the period of change.

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expenses, and intercompany loans denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within twelve months. However, certain leasing revenue-related forward contracts and intercompany loan forward contracts extend for the duration of the lease or loan term, which can be up to five years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Financial Instruments (Continued)

        For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in Accumulated other comprehensive loss as a separate component of stockholders' equity in the Consolidated Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During fiscal 2013 and 2012 there was no significant impact to results of operations as a result of discontinued cash flow hedges. During fiscal 2011, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

  Net Investment Hedges

        HP uses forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. These derivative instruments are designated as net investment hedges and, as such, HP records the effective portion of the gain or loss on the derivative instrument together with changes in the hedged items in Cumulative translation adjustment as a separate component of stockholders' equity in the Consolidated Balance Sheets.

  Other Derivatives

        Other derivatives not designated as hedging instruments consist primarily of forward contracts HP uses to hedge foreign currency balance sheet exposures. HP also uses total return swaps and, to a lesser extent, interest rate swaps, based on the equity and fixed income indices, to hedge its executive deferred compensation plan liability.

        For derivative instruments not designated as hedging instruments, HP recognizes changes in the fair values in earnings in the period of change. HP recognizes the gain or loss on foreign currency forward contracts used to hedge balance sheet exposures in Interest and other, net in the Consolidated Statements of Earnings in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities. HP recognizes the gain or loss on the total return swaps and interest rate swaps in Interest and other, net in the same period as the gain or loss from the change in market value of the executive deferred compensation plan liability.

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged instrument with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statements of Earnings.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Consolidated Balance Sheets

        As discussed in Note 8, HP estimates the fair values of derivatives primarily based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair value of derivative financial instruments in the Consolidated Balance Sheets were as follows:

	As of October 31, 2013					As of October 31, 2012
	Gross Notional(1)	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Gross Notional(1)	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$11,100	$31	$125	$—	$107	$7,900	$43	$276	$—	$—
Cash flow hedges:
Foreign exchange contracts	22,463	79	40	341	80	19,409	160	24	277	79
Net investment hedges:
Foreign exchange contracts	1,920	30	40	20	12	1,683	14	15	36	24

Total derivatives designated as hedging instruments	35,483	140	205	361	199	28,992	217	315	313	103

Derivatives not designated as hedging instruments
Foreign exchange contracts	16,048	72	26	76	20	18,687	61	17	51	19
Interest rate contracts(2)	—	—	—	—	—	2,200	25	—	29	—
Other derivatives	344	8	1	—	—	383	1	—	3	—

Total derivatives not designated as hedging instruments	16,392	80	27	76	20	21,270	87	17	83	19

Total derivatives	$51,875	$220	$232	$437	$219	$50,262	$304	$332	$396	$122

(1)
Represents the face amounts of contracts that were outstanding as of October 31, 2013 and October 31, 2012, respectively.

(2)
Represents offsetting swaps acquired through previous business combinations that were not designated as hedging instruments.

  Effect of Derivative Instruments on the Consolidated Statements of Earnings

        The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for fiscal years ended October 31, 2013 and October 31, 2012 were as follows:

	(Loss) Gain Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	2013	Hedged Item	Location	2013
		In millions			In millions
Interest rate contracts	Interest and other, net	$(270)	Fixed-rate debt	Interest and other, net	$270

	(Loss) Gain Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	2012	Hedged Item	Location	2012
		In millions			In millions
Interest rate contracts	Interest and other, net	$(130)	Fixed-rate debt	Interest and other, net	$134

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Financial Instruments (Continued)

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for fiscal 2013 and 2012 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	Location	2013
	In millions		In millions
Cash flow hedges:
Foreign exchange contracts	$(53)	Net revenue	$48
Foreign exchange contracts	(192)	Cost of products	(165)
Foreign exchange contracts	(19)	Other operating expenses	1
Foreign exchange contracts	21	Interest and other, net	10

Total cash flow hedges	$(243)		$(106)

Net investment hedges:
Foreign exchange contracts	$38	Interest and other, net	$—

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	Location	2012
	In millions		In millions
Cash flow hedges:
Foreign exchange contracts	$415	Net revenue	$423
Foreign exchange contracts	(65)	Cost of products	(15)
Foreign exchange contracts	(7)	Other operating expenses	(6)
Foreign exchange contracts	(8)	Interest and other, net	(3)

Total cash flow hedges	$335		$399

Net investment hedges:
Foreign exchange contracts	$37	Interest and other, net	$—

        As of October 31, 2013, no portion of the hedging instruments gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. As of October 31, 2012, the portion of hedging instruments gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material for fiscal 2013, 2012 and 2011.

        As of October 31, 2013, HP expects to reclassify an estimated net Accumulated other comprehensive loss of approximately $177 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Financial Instruments (Continued)

        The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Earnings for fiscal 2013 and 2012 were as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	2013
		In millions
Foreign exchange contracts	Interest and other, net	$166
Other derivatives	Interest and other, net	11
Interest rate contracts	Interest and other, net	3

Total		$180

	Gain (Loss) Recognized in Income on Derivative
	Location	2012
		In millions
Foreign exchange contracts	Interest and other, net	$171
Other derivatives	Interest and other, net	(32)
Interest rate contracts	Interest and other, net	13

Total		$152

Note 10: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases resulting from the placement of HP and third-party products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables, which are included in Financing receivables, net and Long-term financing receivables and other assets in the accompanying Consolidated Balance Sheets, were as follows:

	October 31, 2013	October 31, 2012
	In millions
Minimum lease payments receivable	$7,505	$8,133
Unguaranteed residual value	252	248
Unearned income	(604)	(688)

Financing receivables, gross	7,153	7,693
Allowance for doubtful accounts	(131)	(149)

Financing receivables, net	7,022	7,544
Less current portion	(3,144)	(3,252)

Amounts due after one year, net	$3,878	$4,292

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financing Receivables and Operating Leases (Continued)

        As of October 31, 2013, scheduled maturities of HP's minimum lease payments receivable were as follows for the following fiscal years ended October 31:

	2014	2015	2016	2017	Thereafter	Total
	In millions
Scheduled maturities of minimum lease payments receivable	$3,490	$2,022	$1,237	$555	$201	$7,505

  Credit Quality Indicators

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

        The credit risk profile of gross financing receivables, based on internally assigned ratings, was as follows:

	October 31, 2013	October 31, 2012
	In millions
Risk Rating
Low	$3,948	$4,461
Moderate	3,084	3,151
High	121	81

Total	$7,153	$7,693

        Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB- or higher, while accounts rated moderate risk generally have the equivalent of BB+ or lower. HP classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes that there is a near-term risk of impairment.

  Allowance for Doubtful Accounts for Financing Receivables

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

        The allowance for doubtful accounts for financing receivables was as follows:

	For the fiscal years ended October 31
	2013	2012	2011
	In millions
Balance at beginning of year	$149	$130	$140
Provision for doubtful accounts	38	42	58
Deductions, net of recoveries	(56)	(23)	(68)

Balance at end of year	$131	$149	$130

        The allowance and related gross financing receivables collectively and individually evaluated for loss were as follows:

	October 31, 2013	October 31, 2012
	In millions
Allowance for financing receivables collectively evaluated for loss	$95	$104
Allowance for financing receivables individually evaluated for loss	36	45

Total	$131	$149

Gross financing receivables collectively evaluated for loss	$6,773	$7,355
Gross financing receivables individually evaluated for loss	380	338

Total	$7,153	$7,693

  Non-Accrual and Past-due Financing Receivables

        HP considers a financing receivable to be past due when the minimum payment is not received by the contractually specified due date. HP generally places financing receivables on non-accrual status (suspension of interest accrual) and considers such receivables to be non-performing at the earlier of the time at which full payment of principal and interest becomes doubtful or the receivable becomes contractually 90 days past due. Subsequently, HP may recognize revenue on non-accrual financing receivables as payments are received (i.e., on a cash basis) if HP deems the recorded financing receivable to be fully collectible; however, if there is doubt regarding the ultimate collectability of the recorded financing receivable, HP applies all cash receipts to reduce the carrying amount of the financing receivable (i.e., the cost recovery method). In certain circumstances, such as when HP deems a delinquency to be of an administrative nature, financing receivables may accrue interest after they reach 90 days past due. The non-accrual status of a financing receivable may not impact a customer's risk rating. After all of a customer's delinquent principal and interest balances are settled, HP may return the related financing receivable to accrual status.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financing Receivables and Operating Leases (Continued)

        The following table summarizes the aging and non-accrual status of gross financing receivables:

	October 31, 2013	October 31, 2012
	In millions
Billed(1):
Current 1-30 days	$217	$216
Past due 31-60 days	50	53
Past due 61-90 days	15	13
Past due >90 days	46	51
Unbilled sales-type and direct-financing lease receivables	6,825	7,360

Total gross financing receivables	$7,153	$7,693

Gross financing receivables on non-accrual status(2)	$199	$225

Gross financing receivables 90 days past due and still accruing interest(2)	$181	$113

(1)
Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)
Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

  Operating Leases

        Operating lease assets included in machinery and equipment were as follows:

	October 31, 2013	October 31, 2012
	In millions
Equipment leased to customers	$3,822	$3,865
Accumulated depreciation	(1,452)	(1,499)

Operating lease assets, net	$2,370	$2,366

        As of October 31, 2013, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows for the following fiscal years ended October 31:

	2014	2015	2016	2017	Thereafter	Total
	In millions
Minimum future rentals on non-cancelable operating leases	$1,212	$759	$346	$93	$28	$2,438

Note 11: Guarantees

  Guarantees

        In the ordinary course of business, HP may issue performance guarantees to certain of its clients, customers and other parties pursuant to which HP has guaranteed the performance obligations of third parties. Some of those guarantees may be backed by standby letters of credit or surety bonds. In general, HP would be obligated to perform over the term of the guarantee in the event a specified

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Guarantees (Continued)

triggering event occurs as defined by the guarantee. HP believes the likelihood of having to perform under a material guarantee is remote.

        HP has entered into service contracts with certain of its clients that are supported by financing arrangements. If a service contract is terminated as a result of HP's non-performance under the contract or failure to comply with the terms of the financing arrangement, HP could, under certain circumstances, be required to acquire certain assets related to the service contract. HP believes the likelihood of it being required to acquire a material amount of assets under these arrangements is remote.

  Indemnifications

        In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. HP also provides indemnifications to certain vendors against claims of intellectual property infringement made by third parties arising from the vendor's use of HP's software products and certain other matters. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

  Warranty

        HP accrues the estimated cost of product warranties at the time it recognizes revenue. HP engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments, ongoing product failure rates, as well as specific product class failures outside of HP's baseline experience, affect the estimated warranty obligation.

        The changes in HP's aggregate product warranty liabilities were as follows for the following fiscal years ended October 31:

	2013	2012
	In millions
Balance at beginning of year	$2,170	$2,451
Accruals for warranties issued	2,007	2,249
Adjustments related to pre-existing warranties (including changes in estimates)	(4)	(79)
Settlements made (in cash or in kind)	(2,142)	(2,451)

Balance at end of year	$2,031	$2,170

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows for the following fiscal years ended October 31:

	2013		2012
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$5,226	2.8%	$5,744	1.6%
Commercial paper(1)	327	0.4%	365	0.9%
Notes payable to banks, lines of credit and other(1)	426	1.7%	538	2.3%

	$5,979		$6,647

(1)
Commercial paper includes $327 million and $365 million and Notes payable to banks, lines of credit and other includes $368 million and $465 million at October 31, 2013 and October 31, 2012, respectively, of borrowing and funding related activity associated with HP Financial Services ("HPFS") and its subsidiaries.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows for the following fiscal years ended October 31:

	2013	2012
	In millions
U.S. Dollar Global Notes
2006 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	$499	$499
$1,500 issued at discount to par at a price of 99.921% in March 2008 at 4.5%, paid March 2013	—	1,500
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, due March 2014	1,999	1,998
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500
2009 Shelf Registration Statement:
$1,100 issued at discount to par at a price of 99.921% in September 2010 at 1.25%, paid September 2013	—	1,100
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, due September 2015	1,100	1,100
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015	650	650
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	1,349	1,348
$1,750 issued at par in May 2011 at three month USD LIBOR plus 0.28%, paid May 2013	—	1,750
$500 issued at par in May 2011 at three month USD LIBOR plus 0.4%, due May 2014	500	500
$500 issued at discount to par at a price of 99.971% in May 2011 at 1.55%, due May 2014	500	500
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	1,000
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, due March 2015	750	750
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016	1,298	1,298
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	998
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,198	1,198
$350 issued at par in September 2011 at three-month USD LIBOR plus 1.55%, due September 2014	350	350
$650 issued at discount to par at a price of 99.946% in December 2011 at 2.625%, due December 2014	650	650
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016	849	849
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,496	1,496
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, due September 2017	1,500	1,500
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499

	20,684	25,031

EDS Senior Notes
$1,100 issued June 2003 at 6.0%, paid August 2013	—	1,109
$300 issued October 1999 at 7.45%, due October 2029	314	314

	314	1,423

Other, including capital lease obligations, at 0.00%-8.39%, due in calendar years 2014-2024(1)	689	680
Fair value adjustment related to hedged debt	147	399
Less: current portion	(5,226)	(5,744)

Total long-term debt	$16,608	$21,789

(1)
Other, including capital lease obligations includes $244 million and $225 million at October 31, 2013 and October 31, 2012, respectively, of borrowing and funding related activity associated with HPFS and its subsidiaries.

        As disclosed in Note 9, HP uses interest rate swaps to mitigate interest rate risk in connection with certain fixed-rate global notes in order to achieve primarily U.S. dollar LIBOR-based floating interest expense. The interest rates in the table above have not been adjusted to reflect the impact of any interest rate swaps.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Borrowings (Continued)

        HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes set forth in the above table at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.

        In May 2012, HP filed a shelf registration statement (the "2012 Shelf Registration Statement") with the Securities and Exchange Commission ("SEC") to enable the company to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants. The 2012 Shelf Registration Statement replaced the registration statement filed in May 2009.

        HP's Board of Directors has authorized the issuance of up to $16.0 billion in aggregate principal amount of commercial paper by HP. HP's subsidiaries are authorized to issue up to an additional $1.0 billion in aggregate principal amount of commercial paper. HP maintains two commercial paper programs, and a wholly owned subsidiary maintains a third program. HP's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $16.0 billion. HP's euro commercial paper program, which was established in September 2012, provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $16.0 billion authorized by HP's Board of Directors. The HP subsidiary's Euro Commercial Paper/Certificate of Deposit Programme provides for the issuance of commercial paper in various currencies up to a maximum aggregate principal amount of $500 million.

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

        Within Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of October 31, 2013 and October 31, 2012, the carrying value of the assets approximated the carrying amount of the borrowings of $244 million and $225 million, respectively.

        As of October 31, 2013, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2012 Shelf Registration Statement. As of that date, HP also had up to $17.8 billion of available borrowing resources, including $16.2 billion in available capacity under its commercial paper programs and $1.6 billion relating to uncommitted lines of credit. The extent to which HP is able to utilize the 2012 Shelf Registration Statement and the commercial paper programs as sources of liquidity at any given time is subject to a number of factors, including market demand for HP securities and commercial paper, HP's financial performance, HP's credit ratings and market conditions generally.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Borrowings (Continued)

        Aggregate future maturities of long-term debt at face value (excluding a fair value adjustment related to hedged debt of $147 million, a premium on debt issuance of $14 million, and a discount on debt issuance of $16 million) were as follows at October 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
	In millions
Aggregate future maturities of debt outstanding including capital lease obligations	$5,195	$2,543	$3,013	$2,891	$842	$7,205	$21,689

        Interest expense on borrowings was as follows:

	For the fiscal years ended October 31
	2013	2012	2011
	In millions
Financing interest	$312	$317	$306
Interest expense	426	514	216

Total interest expense	$738	$831	$522

Note 13: Taxes on Earnings

  Provision for Taxes

        The domestic and foreign components of earnings (loss) before taxes were as follows for the following fiscal years ended October 31:

	2013	2012	2011
	In millions
U.S.	$2,618	$(3,192)	$3,039
Non-U.S.	3,892	(8,741)	5,943

	$6,510	$(11,933)	$8,982

        The provision for (benefit from) taxes on earnings was as follows for the following fiscal years ended October 31:

	2013	2012	2011
	In millions
U.S. federal taxes:
Current	$475	$330	$390
Deferred	(666)	81	(590)
Non-U.S. taxes:
Current	1,275	1,139	1,177
Deferred	89	(787)	611
State taxes:
Current	57	(41)	141
Deferred	167	(5)	179

	$1,397	$717	$1,908

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Taxes on Earnings (Continued)

        There was no net excess tax benefit recorded as a result of the exercise of employee stock options and other employee stock programs in fiscal 2013. Deficits of approximately $149 million and $175 million were recorded as a decrease in stockholders' equity in fiscal 2013 and 2012, respectively, and excess tax benefits of $128 million were recorded in fiscal 2011.

        The differences between the U.S. federal statutory income tax rate and HP's effective tax rate were as follows for the following fiscal years ended October 31:

	2013	2012(1)	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.1	0.5	0.5
Lower rates in other jurisdictions, net	(24.5)	13.9	(23.3)
Research and development credit	(0.7)	0.1	(0.6)
Valuation allowance	3.8	(14.0)	5.2
Nondeductible goodwill	—	(40.3)	3.4
Uncertain tax positions	4.1	(1.4)	(1.1)
Other, net	3.7	0.2	2.1

	21.5%	(6.0)%	21.2%

(1)
Positive numbers represent tax benefits and negative numbers represent tax expense as HP recorded income tax expense on a pretax loss.

        The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include China, Ireland, the Netherlands, Puerto Rico and Singapore. HP plans to reinvest some of the earnings of these jurisdictions indefinitely outside the United States, and therefore has not provided U.S. taxes on those indefinitely reinvested earnings.

        In fiscal 2013, HP recorded $471 million of net income tax charges related to items unique to the year. These amounts included $214 million of net increases to valuation allowances, $406 million of tax charges for adjustments to uncertain tax positions and the settlement of tax audit matters and $47 million of tax charges for various prior period adjustments. In addition, HP recorded $146 million of tax benefits from adjustments to prior year foreign income tax accruals and a tax benefit of $50 million arising from the retroactive research and development credit resulting from the American Taxpayer Relief Act of 2012, which was signed into law in January 2013.

        In fiscal 2012, HP recorded a $1.3 billion income tax charge to record valuation allowances on certain U.S. deferred tax assets related to the enterprise services business, which was unique to the year. Other unique items included charges of $297 million for various foreign valuation allowances, as well as $26 million of income tax benefits related to adjustments to prior year foreign income tax accruals, settlement of tax audit matters, and miscellaneous other items.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Taxes on Earnings (Continued)

        As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2024. The gross income tax benefits attributable to these actions and investments were estimated to be $827 million ($0.42 diluted net earnings per share) in fiscal 2013, $900 million ($0.46 diluted net earnings per share) in fiscal 2012 and $1.3 billion ($0.62 diluted net earnings per share) in fiscal 2011. The gross income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.

  Uncertain Tax Positions

        A reconciliation of unrecognized tax benefits is as follows:

	2013	2012	2011
	In millions
Balance at beginning of year	$2,573	$2,118	$2,085
Increases:
For current year's tax positions	290	209	384
For prior years' tax positions	997	651	426
Decreases:
For prior years' tax positions	(146)	(321)	(159)
Statute of limitations expiration	(11)	(1)	(20)
Settlements with taxing authorities	(219)	(83)	(598)

Balance at end of year	$3,484	$2,573	$2,118

        Up to $1.9 billion, $1.4 billion and $1.1 billion of HP's unrecognized tax benefits at October 31, 2013, 2012 and 2011, respectively, would affect HP's effective tax rate if realized.

        HP recognizes interest income from favorable settlements and income tax receivables and interest expense and penalties accrued on unrecognized tax benefits within income tax expense. As of October 31, 2013, HP had accrued $196 million for interest and penalties.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any U.S. Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $1.1 billion within the next 12 months.

        HP is subject to income tax in the United States and approximately 80 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. The IRS is conducting an audit of HP's 2009, 2010 and 2011 income tax returns. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent's Reports ("RAR") for its fiscal 2001, 2002, 2006, 2007 and 2008 tax years. The proposed IRS adjustments for these tax years would, if sustained, reduce the benefits of tax refund claims HP has filed for net operating loss carrybacks to earlier fiscal years and tax credit carryforwards to subsequent years by approximately $446 million.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Taxes on Earnings (Continued)

        HP has filed petitions with the U.S. Tax Court regarding certain proposed IRS adjustments regarding tax years 1999 through 2003 and is continuing to contest additional adjustments proposed by the IRS for other tax years. The U.S. Tax Court ruled in May 2012 against HP regarding one of the IRS adjustments. HP intends to appeal the decision.

        Tax years of HP's U.S. group of subsidiaries providing enterprise services through 2002 have been audited by the IRS, and all proposed adjustments have been resolved. RARs have been received for exam years 2003, 2004, 2005, 2006, 2007 and the short period ended August 26, 2008, proposing total tax deficiencies of $320 million. HP is contesting certain of these issues.

        The IRS began an audit in 2013 of the 2010 income tax return of HP's U.S. group of subsidiaries providing enterprise services, and has issued an RAR for the short period ended October 31, 2008 and the period ending October 31, 2009 proposing a total tax deficiency of $62 million. HP is contesting certain of these issues.

        With respect to major foreign and state tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999. HP is subject to a foreign tax audit concerning an intercompany transaction for fiscal 2009. The relevant taxing authority has proposed an assessment of approximately $680 million. HP is contesting this proposed assessment.

        HP believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from IRS, foreign and state tax audit matters.

        HP has not provided for U.S. federal income and foreign withholding taxes on $38.2 billion of undistributed earnings from non-U.S. operations as of October 31, 2013 because HP intends to reinvest such earnings indefinitely outside of the United States. If HP were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. HP will remit non-indefinitely reinvested earnings of its non-U.S. subsidiaries for which deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and it determines that it is advantageous for business operations, tax or cash management reasons.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Taxes on Earnings (Continued)

  Deferred Income Taxes

        The significant components of deferred tax assets and deferred tax liabilities were as follows for the following fiscal years ended October 31:

	2013		2012
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss carryforwards	$9,807	$—	$9,142	$—
Credit carryforwards	4,261	—	3,884	—
Unremitted earnings of foreign subsidiaries	—	7,469	—	7,559
Inventory valuation	128	13	185	12
Intercompany transactions—profit in inventory	125	—	463	—
Intercompany transactions—excluding inventory	1,923	—	881	—
Fixed assets	289	72	349	65
Warranty	622	—	663	—
Employee and retiree benefits	2,350	11	3,264	16
Accounts receivable allowance	185	1	161	2
Intangible assets	224	886	264	1,111
Restructuring	340	—	225	—
Deferred revenue	1,119	19	969	16
Other	1,443	759	1,107	367

Gross deferred tax assets and liabilities	22,816	9,230	21,557	9,148
Valuation allowance	(11,390)	—	(10,223)	—

Net deferred tax assets and liabilities	$11,426	$9,230	$11,334	$9,148

        Current and long-term deferred tax assets and liabilities are presented in the Consolidated Balance Sheets as follows for the following fiscal years ended October 31:

	2013	2012
	In millions
Current deferred tax assets	$3,893	$3,783
Current deferred tax liabilities	(375)	(230)
Long-term deferred tax assets	1,346	1,581
Long-term deferred tax liabilities	(2,668)	(2,948)

Net deferred tax assets net of deferred tax liabilities	$2,196	$2,186

        As of October 31, 2013, HP had $1.4 billion, $5.6 billion and $30.8 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in each of these respective totals will begin to expire in fiscal 2014. HP also has a capital loss carryforward of approximately $272 million which will expire in fiscal 2015. HP has provided a valuation allowance of $162 million for deferred tax assets related to state net operating losses, $104 million for deferred tax assets related to capital loss carryforwards and $8.9 billion for deferred tax assets related to foreign net operating loss carryforwards that HP does not expect to realize.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Taxes on Earnings (Continued)

        As of October 31, 2012, HP had $2.9 billion, $6.2 billion and $25.7 billion of federal, state and foreign net operating loss carryforwards, respectively. HP had a capital loss carryforward of approximately $286 million at October 31, 2012. HP provided a valuation allowance of $166 million for deferred tax assets related to federal and state net operating losses, $104 million for deferred tax assets related to capital loss carryforwards and $7.6 billion for deferred tax assets related to foreign net operating loss carryforwards that HP did not expect to realize as of October 31, 2012.

        As of October 31, 2013, HP had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$3,200	$47	2021
U.S. research and development and other credits	653	—	2018
Tax credits in state and foreign jurisdictions	408	239	2014

Balance at end of year	$4,261	$286

  Deferred Tax Asset Valuation Allowance

        Valuation allowance balance as of October 31, 2013, 2012 and 2011 and changes during fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	In millions
Balance at beginning of year	$10,223	$9,057	$8,755
Charged to expenses	1,644	865	315
Other comprehensive income, currency translation and other	(477)	301	(13)

Balance at end of year	$11,390	$10,223	$9,057

        Total valuation allowances increased by $1.2 billion in fiscal 2013 associated primarily with foreign net operating losses. Total valuation allowances increased by $1.1 billion in fiscal 2012 associated primarily with the net effects of increases of $1.3 billion, $317 million, and $669 million, respectively, in valuation allowances on certain U.S. deferred tax assets related to legal entities within the enterprise services business, other U.S. deferred tax assets, and certain foreign deferred tax assets, respectively, and a $1.1 billion decrease in foreign valuation allowance attributable to foreign currency translation.

Note 14: Stockholders' Equity

  Dividends

        The stockholders of HP common stock are entitled to receive dividends when and as declared by HP's Board of Directors. Dividends are paid quarterly. Dividends declared were $0.55 per common share in fiscal 2013, $0.50 per common share in fiscal 2012 and $0.40 per common share in fiscal 2011.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Stockholders' Equity (Continued)

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In fiscal 2013, HP executed share repurchases of 77 million shares which were settled for $1.5 billion. In fiscal 2012, HP executed share repurchases of 67 million shares which were settled for $1.6 billion. In fiscal 2011, HP executed share repurchases of 259 million shares. Repurchases of 262 million shares were settled for $10.1 billion, which included 3 million shares repurchased in transactions that were executed in fiscal 2010 but settled in fiscal 2011. The foregoing shares repurchased and settled in fiscal 2013, fiscal 2012 and fiscal 2011 were all open market repurchase transactions.

        In fiscal 2013 and 2012, there was no additional authorization for future share repurchases by HP's Board of Directors. In fiscal 2011, HP's Board of Directors authorized an additional $10.0 billion for future share repurchases. As of October 31, 2013, HP had remaining authorization of approximately $7.6 billion for future share repurchases.

Taxes related to Other Comprehensive Income/Loss

	2013	2012	2011
	In millions
Tax (expense) benefit on change in unrealized gains/losses on available-for-sale securities:
Tax (expense) benefit on unrealized gains/losses arising during the period	$(14)	$25	$—
Tax expense (benefit) on gains/losses reclassified into earnings	—	—	—

	(14)	25	—

Tax benefit (expense) on change in unrealized gains/losses on cash flow hedges:
Tax benefit (expense) on unrealized gains/losses arising during the period	97	(137)	86
Tax (benefit) expense on gains/losses reclassified into earnings	(49)	143	(210)

	48	6	(124)

Tax (expense) benefit on change in unrealized components of defined benefit plans:
Tax (expense) benefit on net losses arising during the period	(258)	261	263
Tax (benefit) expense on amortization of actuarial loss and prior service benefit	(35)	(31)	(36)
Tax (expense) benefit on curtailments, settlements and other	(5)	(48)	2

	(298)	182	229

Tax benefit (expense) on change in cumulative translation adjustment	25	(25)	(20)

Tax (expense) benefit on other comprehensive income/loss	$(239)	$188	$85

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss, net of taxes, were as follows for the following fiscal years ended October 31:

	2013	2012	2011
	In millions
Net unrealized gain on available-for-sale securities	$76	$87	$37
Net unrealized loss on cash flow hedges	(188)	(99)	(41)
Unrealized components of defined benefit plans	(3,084)	(5,090)	(3,109)
Cumulative translation adjustment	(582)	(457)	(385)

Accumulated other comprehensive loss	$(3,778)	$(5,559)	$(3,498)

Note 15: Retirement and Post-Retirement Benefit Plans

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

	2013		2012
	Plan Assets	Projected Benefit Obligation	Plan Assets	Projected Benefit Obligation
	In millions
U.S. defined benefit plans	$10,866	$11,866	$11,536	$14,237
DPSP	837	837	958	958

Total	$11,703	$12,703	$12,494	$15,195

  Post-Retirement Benefit Plans

        HP sponsors retiree health and welfare benefit plans in the Americas, of which the most significant are in the United States. Under the HP Retiree Welfare Benefits Plan, certain pre-2003 retirees and grandfathered participants with continuous service with HP since 2002 are eligible to receive partially-subsidized medical coverage based on years of service at retirement. Former grandfathered employees of Digital Equipment Corporation also receive partially-subsidized medical benefits that are not service-based. HP's share of the premium cost is capped for all subsidized medical coverage provided under

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

the HP Retiree Welfare Benefits Plan. HP currently leverages the employer group waiver plan process to provide HP Retiree Welfare Benefits Plan post-65 prescription drug coverage under Medicare Part D, thereby giving HP access to federal subsidies to help pay for retiree benefits.

        Certain employees not grandfathered under the above programs, as well as employees hired after 2002 but before August 2008, are eligible for credits under the HP Retirement Medical Savings Account Plan (the "RMSA") upon attaining age 45. Credits offered after September 2008 are provided only in the form of matching credits on employee contributions made to a voluntary employee beneficiary association. Upon retirement, former employees may use these credits for the reimbursement of certain eligible medical expenses, including premiums required for coverage.

  Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $603 million in fiscal 2013, $628 million in fiscal 2012 and $626 million in fiscal 2011. U.S. employees are automatically enrolled in the Hewlett-Packard Company 401(k) Plan (the "HP 401(k) Plan") when they meet eligibility requirements, unless they decline participation.

        Effective at the beginning of fiscal 2011, the quarterly employer matching contributions in the HP 401(k) Plan were set to equal 100% of an employee's contributions, up to a maximum of 4% of eligible compensation.

  Pension and Post-Retirement Benefit Expense

        HP's net pension and post-retirement benefit cost (credit) recognized in the Consolidated Statements of Earnings was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	In millions
Service cost	$1	$1	$1	$337	$294	$343	$6	$7	$9
Interest cost	560	566	594	676	690	694	31	35	35
Expected return on plan assets	(845)	(793)	(744)	(1,007)	(816)	(890)	(34)	(38)	(37)
Amortization and deferrals:
Actuarial loss (gain)	77	43	33	341	235	235	2	(3)	3
Prior service benefit	—	—	—	(27)	(24)	(14)	(67)	(79)	(83)

Net periodic benefit (credit) cost	(207)	(183)	(116)	320	379	368	(62)	(78)	(73)

Curtailment (gain) loss	—	—	—	(3)	4	—	(7)	(30)	—
Settlement loss (gain)	12	11	3	18	(18)	9	—	—	—
Special termination benefits	—	833	—	31	17	16	(5)	227	—

Net benefit (credit) cost	$(195)	$661	$(113)	$366	$382	$393	$(74)	$119	$(73)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

        The weighted-average assumptions used to calculate net benefit (credit) cost were as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.1%	4.8%	5.6%	3.8%	4.5%	4.4%	3.0%	4.4%	4.4%
Expected increase in compensation levels	2.0%	2.0%	2.0%	2.4%	2.5%	2.5%	—	—	—
Expected long-term return on assets	7.8%	7.6%	8.0%	7.2%	6.4%	6.8%	9.0%	10.0%	10.5%

  Funded Status

        The funded status of the defined benefit and post-retirement benefit plans was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2013	2012	2013	2012	2013	2012
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$11,536	$10,662	$14,021	$13,180	$395	$394
Acquisition/addition of plans	—	—	7	8	—	—
Actual return on plan assets	629	1,411	1,842	1,327	32	36
Employer contributions	54	50	634	582	102	31
Participant contributions	—	—	63	57	72	59
Benefits paid	(1,320)	(556)	(504)	(462)	(205)	(125)
Settlement	(33)	(31)	(96)	(193)	—	—
Currency impact	—	—	116	(478)	—	—

Fair value—end of year	10,866	11,536	16,083	14,021	396	395

Change in benefit obligation:
Projected benefit obligation—beginning of year	14,237	11,945	18,097	16,328	1,056	816
Acquisition/addition of plans	—	—	14	25	—	—
Service cost	1	1	337	294	6	7
Interest cost	560	566	676	690	31	35
Participant contributions	—	—	63	57	72	59
Actuarial (gain) loss	(1,579)	1,479	343	2,143	(85)	34
Benefits paid	(1,320)	(556)	(504)	(462)	(205)	(125)
Plan amendments	—	—	6	(67)	—	—
Curtailment	—	—	13	5	—	5
Settlement	(33)	(31)	(100)	(395)	—	—
Special termination benefits	—	833	31	17	(5)	227
Currency impact	—	—	176	(538)	(3)	(2)

Projected benefit obligation—end of year	11,866	14,237	19,152	18,097	867	1,056

Funded status at end of year	$(1,000)	$(2,701)	$(3,069)	$(4,076)	$(471)	$(661)

Accumulated benefit obligation	$11,865	$14,236	$18,254	$17,070

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

        The weighted-average assumptions used to calculate the projected benefit obligations were as follows for the fiscal years ended October 31, 2013 and 2012:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2013	2012	2013	2012	2013	2012
Discount rate	4.9%	4.1%	3.9%	3.8%	3.9%	3.0%
Expected increase in compensation levels	2.0%	2.0%	2.4%	2.4%	—	—

        The net amounts recognized for HP's defined benefit and post-retirement benefit plans in HP's Consolidated Balance Sheets as of October 31, 2013 and October 31, 2012 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2013	2012	2013	2012	2013	2012
	In millions
Noncurrent assets	$—	$—	$479	$260	$—	$—
Current liabilities	(33)	(33)	(46)	(39)	(109)	(124)
Noncurrent liabilities	(967)	(2,668)	(3,502)	(4,297)	(362)	(537)

Funded status at end of year	$(1,000)	$(2,701)	$(3,069)	$(4,076)	$(471)	$(661)

        The following table summarizes the pretax net actuarial loss (gain) and prior service benefit recognized in accumulated other comprehensive loss for the defined benefit and post-retirement benefit plans as of October 31, 2013.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$377	$4,220	$(96)
Prior service benefit	—	(231)	(161)

Total recognized in accumulated other comprehensive loss	$377	$3,989	$(257)

        The following table summarizes the net actuarial loss (gain) and prior service benefit that are expected to be amortized from accumulated other comprehensive loss (income) and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$16	$311	$(10)
Prior service benefit	—	(24)	(41)

Total expected to be recognized in net periodic benefit cost (credit)	$16	$287	$(51)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

        Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2013	2012	2013	2012
	In millions
Aggregate fair value of plan assets	$10,866	$11,536	$10,462	$10,283
Aggregate projected benefit obligation	$11,866	$14,237	$14,010	$14,618

        Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2013	2012	2013	2012
	In millions
Aggregate fair value of plan assets	$10,866	$11,536	$9,926	$10,193
Aggregate accumulated benefit obligation	$11,865	$14,236	$12,703	$13,645

  Settlements

        During the first quarter of fiscal 2012, HP completed the transfer of the substitutional portion of its Japan pension obligation to the Japanese government. This transfer resulted in recognizing a net gain of $28 million, which is comprised of a net settlement loss of $150 million and a gain on government subsidy of $178 million. The government subsidy consisted of the elimination of $344 million of pension obligations and the transfer of $166 million of pension assets to the Japanese government.

  Retirement Incentive Program

        As part of the 2012 restructuring plan, the company announced a voluntary enhanced early retirement program for its U.S employees. Participation in the EER program was limited to those employees whose combined age and years of service equaled 65 or more. Approximately 8,500 employees elected to participate in the EER program and left the company on dates designated by the company with the majority of the EER participants having left the company on August 31, 2012 and others exiting through August 31, 2013. The HP Pension Plan was amended to provide for an EER benefit from the plan for electing EER participants who were current participants in the plan. The retirement incentive benefit was calculated as a lump sum and ranged between five and fourteen months of pay depending on years of service at the time of retirement under the program. As a result of this retirement incentive, HP recognized a special termination benefit ("STB") of $833 million, which reflected the present value of all additional benefits that HP would distribute from the HP Pension Plan. HP recorded these expenses as a restructuring charge. In addition, the HP Pension Plan was remeasured on June 30, 2012, which resulted in no material change to the 2012 net periodic benefit cost or funded status.

        HP extended to all employees participating in the EER program the opportunity to continue health care coverage at active employee contribution rates for up to 24 months following retirement. In

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

addition, for employees not grandfathered into certain employer-subsidized retiree medical plans, HP provided up to $12,000 in employer credits under the RMSA. These items resulted in an additional STB expense of $227 million, which was offset by net curtailment gains of $37 million, due primarily to the resulting accelerated recognition of existing prior service cost/credits. The entire STB and approximately $30 million in curtailment gains were recognized in the second half of fiscal 2012. HP reported this net expense as a restructuring charge.

  Fair Value of Plan Assets

        The table below sets forth the fair value of plan assets as of October 31, 2013 by asset category within the fair value hierarchy.

	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$1,711	$—	$—	$1,711	$2,456	$31	$—	$2,487	$—	$—	$—	$—
Non-U.S.	1,274	—	—	1,274	4,059	670	77	4,806	—	—	—	—
Debt securities
Corporate	—	3,028	—	3,028	—	3,347	—	3,347	—	17	—	17
Government(1)	—	1,849	—	1,849	—	1,751	—	1,751	5	17	—	22
Alternative Investments
Private Equity(2)	—	—	1,250	1,250	—	2	48	50	—	—	234	234
Hybrids(3)	—	—	2	2		1,223	—	1,223	—	—	1	1
Hedge Funds(4)	—	—	113	113	—	226	204	430	—	—	—	—
Real Estate Funds	—	—	—	—	470	237	325	1,032	—	—	—	—
Insurance Group Annuity Contracts	—	—	—	—	—	50	81	131	—	—	—	—
Common Collective Trusts and 103-12 Investment Entities(5)	—	1,233	—	1,233	—	—	—	—	—	42	—	42
Registered Investment Companies ("RICs")(6)	61	329	—	390	—	—	—	—	79	—	—	79
Cash and Cash Equivalents(7)	11	62	—	73	648	4	—	652	—	3	—	3
Other(8)	(37)	(20)	—	(57)	110	62	2	174	(2)	—	—	(2)

Total	$3,020	$6,481	$1,365	$10,866	$7,743	$7,603	$737	$16,083	$82	$79	$235	$396

(1)
Includes debt issued by national, state and local governments and agencies.

(2)
Includes limited partnerships and venture capital partnerships as well as equity / buyout funds, venture capital, real estate and other similar funds that invest in the United States and internationally where foreign currencies are hedged.

(3)
Includes a fund that invests in both private and public equities primarily in the United States and the United Kingdom, as well as emerging markets across all sectors. The fund also holds fixed income and derivative instruments to hedge interest rate and inflation risk. In addition, the fund includes units in transferable securities, collective investment schemes, money market funds, cash and deposits.

(4)
Includes those that invest both long and short primarily in common stocks and credit, relative value, event driven equity, distressed debt and macro strategies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks and bonds, and from a net long position to a net short position.

(5)
Department of Labor 103-12 IE (Investment Entity) designation is for plan assets held by two or more unrelated employee benefit plans which includes limited partnerships and venture capital partnerships.

(6)
Includes publicly and privately traded RICs.

(7)
Includes cash and cash equivalents such as short-term marketable securities.

(8)
Includes international insured contracts, derivative instruments and unsettled transactions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

        Changes in fair value measurements of Level 3 investments during the year ended October 31, 2013, were as follows:

	U.S. Defined Benefit Plans					Non-U.S. Defined Benefit Plans							Post-Retirement Benefit Plans
	Debt Securities	Alternative Investments				Equity	Alternative Investments						Alternative Investments
	Corporate Debt	Private Equity	Hybrids	Hedge Funds	Total	Non U.S. Equities	Private Equity	Hedge Funds	Real Estate	Insurance Group Annuities	Other	Total	Private Equity	Hybrids	Total
Beginning balance at October 31, 2012	$1	$1,300	$2	$65	$1,368	$76	$21	$233	$194	$88	$2	$614	$235	$1	$236
Actual return on plan assets:
Relating to assets still held at the reporting date	—	(9)	—	13	4	1	8	—	16	(5)	—	20	5	—	5
Relating to assets sold during the period	—	143	—	—	143	—	—	11	—	—	—	11	21	—	21
Purchases, sales, and settlements (net)	—	(184)	—	35	(149)	—	19	(40)	115	(2)	—	92	(27)	—	(27)
Transfers in and/or out of Level 3	(1)	—	—	—	(1)	—	—	—	—	—	—	—	—	—	—

Ending balance at October 31, 2013	$—	$1,250	$2	$113	$1,365	$77	$48	$204	$325	$81	$2	$737	$234	$1	$235

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

        The table below sets forth the fair value of our plan assets as of October 31, 2012 by asset category within the fair value hierarchy.

	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$1,150	$—	$—	$1,150	$1,621	$28	$—	$1,649	$—	$—	$—	$—
Non-U.S.	866	—	—	866	4,049	50	76	4,175	—	—	—	—
Debt securities
Corporate	—	3,442	1	3,443	—	2,878	—	2,878	—	17	—	17
Government(1)	—	3,037	—	3,037	—	1,653	—	1,653	6	16	—	22
Alternative Investments
Private Equity(2)	3	—	1,300	1,303	2	—	21	23	—	—	235	235
Hybrids(3)	—	—	2	2	—	1,089	—	1,089	—	—	1	1
Hedge Funds(4)	—	—	65	65	—	296	233	529	—	—	—	—
Real Estate Funds	—	—	—	—	449	177	194	820	—	—	—	—
Insurance Group Annuity Contracts	—	—	—	—	—	60	88	148	—	—	—	—
Common Collective Trusts and 103-12 Investment Entities(5)	—	1,546	—	1,546	—	—	—	—	—	49	—	49
Registered Investment Companies ("RICs")(6)	119	342	—	461	—	—	—	—	73	—	—	73
Cash and Cash Equivalents(7)	(66)	108	—	42	439	5	—	444	—	2	—	2
Other(8)	(245)	(134)	—	(379)	575	36	2	613	(4)	—	—	(4)

Total	$1,827	$8,341	$1,368	$11,536	$7,135	$6,272	$614	$14,021	$75	$84	$236	$395

(1)
Includes debt issued by national, state and local governments and agencies. Certain U.S. treasury debt securities in the aggregate of $1.6 billion have been reclassified from level 1 to level 2 based upon further analysis of the investments.

(2)
Includes limited partnerships and venture capital partnerships as well as equity / buyout funds, venture capital, real estate and other similar funds that invest in the United States and internationally where foreign currencies are hedged.

(3)
Includes a fund that invests in both private and public equities primarily in the United States and the United Kingdom, as well as emerging markets across all sectors. The fund also holds fixed income and derivative instruments to hedge interest rate and inflation risk. In addition, the fund includes units in transferable securities, collective investment schemes, money market funds, cash and deposits.

(4)
Includes those that invest both long and short primarily in common stocks and credit, relative value, event driven equity, distressed debt and macro strategies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks and bonds, and from a net long position to a net short position.

(5)
Department of Labor 103-12 IE (Investment Entity) designation is for plan assets held by two or more unrelated employee benefit plans which includes limited partnerships and venture capital partnerships.

(6)
Includes publicly and privately traded RICs.

(7)
Includes cash and cash equivalents such as short-term marketable securities.

(8)
Includes international insured contracts, derivative instruments and unsettled transactions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

        Changes in fair value measurements of Level 3 investments during the year ended October 31, 2012, were as follows:

	U.S. Defined Benefit Plans					Non-U.S. Defined Benefit Plans										Post-Retirement Benefit Plans
	Debt Securities	Alternative Investments				Equity		Debt Securities	Alternative Investments							Alternative Investments
	Corporate Debt	Private Equity	Hybrids	Hedge Funds	Total	U.S. Equities	Non U.S. Equities	Corporate Debt	Private Equity	Hedge Funds	Real Estate	Insurance Group Annuities	Cash	Other	Total	Private Equity	Hybrids	Total
	In millions
Beginning balance at October 31, 2011	$—	$1,356	$4	$—	$1,360	$30	$—	$3	$20	$300	$199	$89	$(4)	$19	$656	$227	$1	$228
Actual return on plan assets:
Relating to assets still held at the reporting date	—	(67)	(1)	—	(68)	(2)	—	(1)	(1)	(76)	(5)	1	—	(1)	(85)	13	—	13
Relating to assets sold during the period	—	103	1	—	104	—	—	—	—	—	—	—	—	—	—	3	—	3
Purchases, sales, and settlements (net)	1	(92)	(2)	65	(28)	—	—	(2)	16	—	43	(2)	—	—	55	(8)	—	(8)
Transfers in and/or out of Level 3	—	—	—	—	—	(28)	76	—	(14)	9	(43)	—	4	(16)	(12)	—	—	—

Ending balance at October 31, 2012	$1	$1,300	$2	$65	$1,368	$—	$76	$—	$21	$233	$194	$88	$—	$2	$614	$235	$1	$236

        The following is a description of the valuation methodologies used for plan assets measured at fair value. There have been no changes in the methodologies used during the reporting period.

        Investments in publicly-traded equity securities are valued using the closing price on the measurement date as reported on the stock exchange on which the individual securities are traded. For corporate, government and asset-backed debt securities, fair value is based upon observable inputs of comparable market transactions. For corporate and government debt securities traded on active exchanges, fair value is based upon observable quoted prices. The valuation of alternative investments, such as limited partnerships and joint ventures, may require significant management judgment. For alternative investments, valuation is based on net asset value ("NAV") as reported by the asset manager and is adjusted when management determines that NAV is not representative of fair value. In making such an assessment, a variety of factors are reviewed by management, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. Depending on the amount of management judgment, the lack of near-term liquidity, and the absence of quoted market prices, these assets are classified in Level 2 or Level 3 of the fair value hierarchy. Further, depending on how quickly HP can redeem its hedge fund investments, and the extent of any adjustments to NAV, hedge funds are classified within either Level 2 or Level 3 of the fair value hierarchy. Common collective trusts, interest in 103-12 entities and registered investment companies are valued at NAV. The valuation for some of these assets requires judgment due to the absence of quoted market prices, and these assets are generally classified in Level 2 of the fair value hierarchy. Cash and cash equivalents includes money market funds, which are valued based on NAV. Other assets were classified in the fair value hierarchy based on the lowest level input (e.g., quoted prices and observable inputs) that is significant to the fair value measure in its entirety.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

  Plan Asset Allocations

        The weighted-average target and actual asset allocations across the benefit plans at the respective measurement dates were as follows:

	U. S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
		Plan Assets			Plan Assets			Plan Assets
	2013 Target Allocation			2013 Target Allocation			2013 Target Allocation
Asset Category		2013	2012		2013	2012		2013	2012
Public equity securities		37.2%	23.7%		48.0%	41.5%		9.5%	8.6%
Private/other equity securities		12.6%	11.9%		7.9%	11.7%		59.2%	59.6%
Real estate and other		(0.5)%	(3.3)%		7.5%	10.2%		(0.1)%	(0.9)%

Equity related investments	55.0%	49.3%	32.3%	64.0%	63.4%	63.4%	68.0%	68.6%	67.3%
Debt securities	45.0%	48.2%	61.5%	35.2%	32.5%	33.4%	28.0%	29.0%	27.9%
Cash	—	2.5%	6.2%	0.8%	4.1%	3.2%	4.0%	2.4%	4.8%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

  Investment Policy

        HP's investment strategy is to seek a competitive rate of return relative to an appropriate level of risk depending on the funded status of each plan. The majority of the plans' investment managers employ active investment management strategies with the goal of outperforming the broad markets in which they invest. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. A number of the plans' investment managers are authorized to utilize derivatives for investment or liability exposures, and HP may utilize derivatives to effect asset allocation changes or to hedge certain investment or liability exposures.

        The target asset allocation selected for each U.S. plan reflects a risk/return profile HP believes is appropriate relative to each plan's liability structure and return goals. HP conducts periodic asset-liability studies for U.S. plans in order to model various potential asset allocations in comparison to each plan's forecasted liabilities and liquidity needs. HP invests a portion of the U.S. defined benefit plan assets and post-retirement benefit plan assets in private market securities such as private equity funds to provide diversification and a higher expected return on assets.

        Outside the United States, asset allocation decisions are typically made by an independent board of trustees for the specific plan. As in the U.S., investment objectives are designed to generate returns that will enable the plan to meet its future obligations. In some countries, local regulations may restrict asset allocations, typically leading to a higher percentage of investment in fixed income securities than would otherwise be deployed. HP reviews the investment strategy and provides a recommended list of investment managers for each country plan, with final decisions on asset allocation and investment managers made by the board of trustees for the specific plan.

  Basis for Expected Long-Term Rate of Return on Plan Assets

        The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plan invests and the weight of each asset class in the target mix. Expected asset returns reflect the current yield on government bonds, risk premiums for each asset class, and expected

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

real returns which considers each country's specific inflation outlook. Because HP's investment policy is to employ primarily active investment managers who seek to outperform the broader market, the expected returns are adjusted to reflect the expected additional returns net of fees.

  Future Contributions and Funding Policy

        In fiscal 2014, HP expects to contribute approximately $617 million to its non-U.S. pension plans and approximately $33 million to cover benefit payments to U.S. non-qualified plan participants. HP expects to pay approximately $109 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to fund its pension plans so that it meets at least the minimum contribution requirements, as established by local government, funding and taxing authorities.

  Estimated Future Benefits Payable

        HP estimates that the future benefits payable for the retirement and post-retirement plans were as follows at October 31, 2013:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Fiscal year ending October 31
2014	$694	$549	$146
2015	$553	$538	$76	(1)
2016	$573	$546	$70
2017	$610	$596	$67
2018	$653	$636	$65
Next five fiscal years to October 31, 2023	$3,681	$3,960	$286

(1)
Decrease in future benefits payable due to the winding down of the 2012 EER program.

Note 16: Commitments

  Lease Commitments

        HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense was $1.0 billion in fiscal 2013, 2012 and 2011. Sublease rental income was $30 million in fiscal 2013, $37 million in fiscal 2012 and $38 million in fiscal 2011.

        Property under capital lease comprised primarily of equipment and furniture, which was $437 million and $482 million as of October 31, 2013 and October 31, 2012, respectively, and was included in property, plant and equipment in the Consolidated Balance Sheets. Accumulated depreciation on the property under capital lease was $404 million and $418 million as of October 31, 2013 and October 31, 2012, respectively. The related depreciation is included in depreciation expense.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Commitments (Continued)

        Future annual lease commitments and sublease rental income as of October 31, 2013 were as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	In millions
Operating lease commitments	$763	$605	$435	$275	$180	$735	$2,993
Less: Sublease rental income	(35)	(24)	(12)	(5)	(5)	(12)	(93)

	$728	$581	$423	$270	$175	$723	$2,900

Capital lease commitments	$229	$20	$7	$4	$4	$25	$289
Less: Interest payments	(5)	(3)	(2)	(2)	(2)	(6)	(20)

	$224	$17	$5	$2	$2	$19	$269

  Unconditional Purchase Obligations

        At October 31, 2013, HP had unconditional purchase obligations of approximately $2.2 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related principally to inventory and other items. Future unconditional purchase obligations at October 31, 2013 were as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	In millions
Unconditional purchase obligations	$1,191	$510	$196	$141	$128	$—	$2,166

Note 17: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters, and, as of October 31, 2013, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the amounts already recognized in HP's financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in the Stuttgart Civil Court seeking to impose levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under existing law. VG Wort appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. On September 21, 2010, the Constitutional Court published a decision holding that the German Federal Supreme Court erred by not referring questions on interpretation of German copyright law to the Court of Justice of the European Union ("CJEU") and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing on this matter with other cases relating to reprographic levies on printers and PCs that was held on October 31, 2013, and is expected to be followed by a decision in January 2014.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Technology Solutions GmbH ("Fujitsu") in the Munich Civil Court in Munich, Germany seeking to impose levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against Fujitsu. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that Fujitsu must pay €12 plus compound interest for each PC sold in Germany since March 2001. Fujitsu appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. Fujitsu filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, were not subject to the levies on photocopiers established by that law. VG Wort subsequently filed a claim with the German Federal Constitutional Court challenging that ruling. In January 2011, the Constitutional Court published a decision holding that the German Federal Supreme

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

Court decision was inconsistent with the German Constitution and revoking the German Federal Supreme Court decision. The Constitutional Court also remitted the matter to the German Federal Supreme Court for further action. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing on that matter with other cases relating to reprographic levies on printers that was held on October 31, 2013, and is expected to be followed by a decision in January 2014.

        Reprobel, a cooperative society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, requested by extra-judicial means that HP amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the French-speaking chambers of the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that copyright levies payable on such MFDs must be assessed based on the copying speed when operated in the normal print mode set by default in the device. On November 16, 2012, the court issued a decision holding that Belgium law is not in conformity with EU law in a number of respects and ordered that, by November 2013, Reprobel substantiate that the amounts claimed by Reprobel are commensurate with the harm resulting from legitimate copying under the reprographic exception. HP subsequently appealed that court decision to the Courts of Appeal in Brussels seeking to confirm that the Belgian law is not in conformity with EU law and that, if Belgian law is interpreted in a manner consistent with EU law, no payments by HP are required or, alternatively, the payments already made by HP are sufficient to comply with its obligations under Belgian law. On October 23, 2013, the Court of Appeal in Brussels stayed the proceedings and referred several questions to the CJEU relating to whether the Belgian reprographic copyright levies system is in conformity with EU law.

        Based on industry opposition to the extension of levies to digital products, HP's assessments of the merits of various proceedings and HP's estimates of the number of units impacted and the amounts of the levies, HP has accrued amounts that it believes are adequate to address the matters described above. However, the ultimate resolution of these matters and the associated financial impact on HP, including the number of units impacted and the amount of levies imposed, remains uncertain.

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

  •
  Salva v. Hewlett-Packard Company is a purported collective action filed on June 15, 2012 in the United States District Court for the Western District of New York alleging that certain information technology employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees under the Fair Labor Standards Act. On August 31, 2012, HP filed its answer to plaintiffs' complaint and filed counterclaims against two of the three named plaintiffs. Also on August 31, 2012, HP filed a motion to transfer venue to the United States District Court for the Eastern District of Texas. A hearing on HP's motion to transfer venue was scheduled for November 21, 2012, but was postponed by the court.

  •
  Karlbom, et al. v. Electronic Data Systems Corporation is a class action filed on March 16, 2009 in California Superior Court alleging facts similar to the Cunningham and Steavens matters. In March 2010, the court stayed the matter; that stay was lifted in October 2012.

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

  •
  Benedict v. Hewlett-Packard Company is a purported collective action filed on January 10, 2013 in the United States District Court for the Northern District of California alleging that certain technical support employees allegedly involved in installing, maintaining and/or supporting computer software and/or hardware for HP were misclassified as exempt employees under the Fair Labor Standards Act. The plaintiff has also alleged that HP violated California law by, among other things, allegedly improperly classifying these employees as exempt. On September 20, 2013, the plaintiffs filed a motion for conditional class certification.

        State of South Carolina Department of Social Services Contract Dispute.    In October 2012, the State of South Carolina Department of Social Services and related government agencies ("SCDSS") filed a proceeding before South Carolina's Chief Procurement Officer ("CPO") against Hewlett-Packard State & Local Enterprise Services, Inc., a subsidiary of HP ("HPSLES"). The dispute arises from a contract between SCDSS and HPSLES for the design, implementation and maintenance of a Child Support Enforcement and a Family Court Case Management System (the "CFS System"). SCDSS seeks aggregate damages of approximately $275 million, a declaration that HPSLES is in material breach of the contract and, therefore, that termination of the contract for cause by SCDSS would be appropriate, and a declaration that HPSLES is required to perform certain additional disputed work that expands the scope of the original contract. In November 2012, HPSLES filed responsive pleadings asserting defenses and seeking payment of past-due invoices totaling more than $12 million. On July 10, 2013,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

SCDSS terminated the contract with HPSLES for cause, and, in its termination notice, SCDSS asserted that HPSLES is responsible for all future federal penalties until the CFS System achieves federal certification, sought an immediate order requiring HPSLES to transfer to SCDSS all work completed and in progress, and indicated that it intends to seek suspension and debarment of HPSLES from contracting with the State of South Carolina. HPSLES is disputing the termination as improper and defective. In addition, on August 9, 2013, HPSLES filed its own affirmative claim within the proceeding alleging that SCDSS materially breached the contract by its improper termination and that SCDSS was a primary and material cause of the project delays. On September 4, 2013, the CPO denied SCDSS's motion for injunctive relief seeking immediate transfer of the system assets to SCDSS and indicated that the CPO would address that request following a hearing on the merits. The hearing on the merits before the CPO commenced on October 21, 2013, and is expected to continue through early January 2014.

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

        On April 11, 2012, the Bangalore Commissioner of Customs issued an order on the products-related show cause notice affirming certain duties and penalties against HPI and the named individuals of approximately $386 million, of which HPI had already deposited $9 million. On December 11, 2012, HPI voluntarily deposited an additional $10 million in connection with the products-related show cause notice.

        On April 20, 2012, the Commissioner issued an order on the parts-related show cause notice affirming certain duties and penalties against HPI and certain of the named individuals of approximately $17 million, of which HPI had already deposited $7 million. After the order, HPI deposited an additional $3 million in connection with the parts-related show cause notice so as to avoid certain penalties.

        HPI filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HPI to deposit an additional $24 million against the products order, which HPI deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HPI filed applications before the Customs Tribunal seeking early hearing of appeals as well as the extension of the stay already granted until final disposition of the appeals. These applications are currently pending before the Customs Tribunal.

        Russia GPO and Other FCPA Investigations.    The German Public Prosecutor's Office ("German PPO") has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

ISE GmbH in Germany, a former subsidiary of HP, and the General Prosecutor's Office of the Russian Federation. The approximately €35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network. The German PPO has issued an indictment of four individuals, including one current and two former HP employees, on charges including bribery, breach of trust and tax evasion. The German PPO has also requested that HP be made an associated party to the case, and, if that request is granted, HP would participate in any portion of the court proceedings that could ultimately bear on the question of whether HP should be subject to potential disgorgement of profits based on the conduct of the indicted current and former employees.

        The U.S. Department of Justice and the SEC have been conducting an investigation into the Russia GPO deal and potential violations of the Foreign Corrupt Practices Act ("FCPA"). These U.S. enforcement agencies, as well as the Polish Central Anti-Corruption Bureau, are also conducting investigations into potential FCPA violations by an employee of Hewlett-Packard Polska Sp. z o.o., an indirect subsidiary of HP, in connection with certain public-sector transactions in Poland. In addition, the same U.S. enforcement agencies are conducting investigations into certain other public-sector transactions in Russia, Poland, the Commonwealth of Independent States, and Mexico, among other countries.

        HP is cooperating with these investigating agencies. In addition, HP is in advanced discussions with the U.S. enforcement agencies to resolve their investigations.

        Under the FCPA, a person or an entity could be subject to fines, civil penalties of up to $725,000 per violation and equitable remedies, including disgorgement of profits, pre-judgment interest and other injunctive relief. In addition, criminal penalties could range from the greater of $25 million per violation or twice the gross pecuniary gain or loss from the violation.

        ECT Proceedings.    In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified an HP subsidiary in Brazil ("HP Brazil") that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP Brazil filed a civil action against ECT seeking to have ETC's decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case. The court of first instance has not issued a decision on the merits of the case, but it has denied HP Brazil's request for injunctive relief. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. HP expects the court of first instance to issue a decision on the merits of the case before the end of the first six months of calendar year 2014 and any subsequent appeal on the merits to last several years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

        Stockholder Litigation.    As described below, HP is involved in various stockholder litigation matters commenced against certain current and former HP executive officers and/or certain current and former members of the HP Board of Directors in which the plaintiffs are seeking to recover damages related to HP's allegedly inflated stock price, certain compensation paid by HP to the defendants, other damages and/or injunctive relief:

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

  •
  A.J. Copeland v. Raymond J. Lane, et al. is a lawsuit filed on March 7, 2011 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's alleged violations of the FCPA, HP's severance payments made to Mark Hurd (a former HP Chairman and Chief Executive Officer), and HP's acquisition of 3PAR Inc. The lawsuit also alleges violations of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") in connection with HP's 2010 and 2011 proxy statements. On February 8, 2012, the defendants filed a motion to dismiss the lawsuit. On October 10, 2012, the Court granted the defendants' motion to dismiss with leave to file an amended complaint. On November 1, 2012, plaintiff filed an amended complaint adding an unjust enrichment claim and claims that the defendants violated Section 14(a) of the Exchange Act and breached their fiduciary duties in connection with HP's 2012 proxy statement. On December 13, 14 and 17, 2012, the defendants moved to dismiss the amended complaint. On December 28, 2012, plaintiff moved for leave to file a third amended complaint. On May 6, 2013, the court denied the motion for leave to amend, granted the motions to dismiss with prejudice and entered judgment in the defendants' favor. On May 31, 2013, plaintiff filed an appeal with the United States Court of Appeals for the Ninth Circuit.

  •
  Richard Gammel v. Hewlett-Packard Company, et al. is a putative securities class action filed on September 13, 2011 in the United States District Court for the Central District of California alleging, among other things, that from November 22, 2010 to August 18, 2011, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model, the future of the webOS operating system, and HP's commitment to developing and integrating webOS products, including the TouchPad tablet PC. On April 11, 2012, the defendants filed a motion to dismiss the lawsuit. On September 4, 2012, the court granted the defendants' motion to dismiss and gave plaintiff 30 days to file an amended complaint. On October 19, 2012, plaintiff filed an amended complaint asserting the same causes of action but dropping one of the defendants and shortening the period that the alleged violations of the Exchange Act occurred to February 9, 2011 to August 18, 2011. On December 3, 2012, the defendants moved to dismiss the amended complaint. On May 8, 2013, the court granted the defendants' motion to dismiss in part and denied it in part. As a result of the court's ruling, the alleged class period in the action runs

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

    from June 1, 2011 to August 18, 2011. The parties commenced mediation before a private mediator on December 3, 2013.

  •
  Ernesto Espinoza v. Léo Apotheker, et al. and Larry Salat v. Léo Apotheker, et al. are consolidated lawsuits filed on September 21, 2011 in the United States District Court for the Central District of California alleging, among other things, that the defendants violated Section 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched when they authorized HP's repurchase of its own stock on August 29, 2010 and July 21, 2011. These lawsuits were previously stayed pending developments in the Gammel matter, but those stays have been lifted. The Plaintiffs filed an amended consolidated complaint on August 21, 2013, and, on October 28, 2013, the defendants filed a motion to stay these matters.

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

  •
  Cement & Concrete Workers District Council Pension Fund v. Hewlett-Packard Company, et al. is a putative securities class action filed on August 3, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from November 13, 2007 to August 6, 2010 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making statements regarding HP's Standards of Business Conduct ("SBC") that were false and misleading because Mr. Hurd, who was serving as HP's Chairman and Chief Executive Officer during that period, had been violating the SBC and concealing his misbehavior in a manner that jeopardized his continued employment with HP. On February 7, 2013, the defendants moved to dismiss the amended complaint. On August 9, 2013, the court granted the defendants' motion to dismiss with leave to amend the complaint by September 9, 2013. The plaintiffs filed an amended complaint on September 9, 2013, and the defendants moved to dismiss that complaint on October 24, 2013. A hearing on defendants' motion to dismiss is scheduled for January 23, 2014.

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

        Litigation.    As described below, HP is involved in various stockholder litigation relating to, among other things, its November 20, 2012 announcement that it recorded a non-cash charge for the impairment of goodwill and intangible assets within its Software segment of approximately $8.8 billion in the fourth quarter of its 2012 fiscal year and HP's statements that, based on HP's findings from an ongoing investigation, the majority of this impairment charge related to accounting improprieties, misrepresentations to the market and disclosure failures at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy and the impact of those improprieties, failures and misrepresentations on the expected future financial performance of the Autonomy business over the long term. This stockholder litigation was commenced against, among others, certain current and former HP executive officers, certain current and former members of the HP Board of Directors, and certain advisors to HP. The plaintiffs in these litigation matters are seeking to recover certain compensation paid by HP to the defendants and/or other damages. These matters include the following:

  •
  In re HP Securities Litigation consists of two consolidated putative class actions filed on November 26 and 30, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 19, 2011 to November 20, 2012, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging that, during that same period, all of the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5(b) by concealing material information and making false statements related to HP's acquisition of Autonomy and that certain defendants violated SEC Rule 10b-5(a) and (c) by engaging in a "scheme" to defraud investors. On July 2, 2013, HP filed a motion to dismiss the lawsuit. On November 26, 2013, the court granted in part and denied in part HP's motion to dismiss, allowing claims to proceed against HP and Margaret C. Whitman based on alleged statements and/or omissions made on or after May 23, 2012. The court dismissed all of the plaintiff's claims that were based on alleged statements and/or omissions made between August 19, 2011 and May 22, 2012.

  •
  In re Hewlett-Packard Shareholder Derivative Litigation consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP's acquisition

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

    of Autonomy and Autonomy's IDOL technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in "abuse of control" over HP and corporate waste and were unjustly enriched. The litigation was stayed by agreement until July 31, 2013. On July 30, 2013, HP filed a motion to further stay the litigation until HP's Board of Directors decides whether to pursue any of the claims asserted in the litigation or the court rules on HP's motion to dismiss the consolidated complaint in the In re HP Securities Litigation matter. On September 6, 2013, the court extended the stay of the litigation until January 17, 2014.

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

  •
  Vincent Ho v. Margaret C. Whitman, et al. is a lawsuit filed on January 22, 2013 in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. On April 22, 2013, the court stayed the lawsuit pending resolution of the In re Hewlett-Packard Shareholder Derivative Litigation matter in federal court. Two additional derivative actions, James Gould v. Margaret C. Whitman, et al. and Leroy Noel v. Margaret C. Whitman, et al., were filed in California Superior Court on July 26, 2013 and August 16, 2013, respectively, containing substantially similar allegations and seeking substantially similar relief. Those actions have been stayed pending resolution of the In re Hewlett-Packard Shareholder Derivative Litigation matter.

Environmental

        HP's operations and products are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of HP's products and the recycling, treatment and disposal of those products. In particular, HP faces increasing complexity in its product design and procurement operations as it adjusts to new and future requirements relating to the chemical and materials composition of its products, their safe use, and the energy consumption associated with those products, including requirements relating to climate change. HP is also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). HP could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws or if its products become non-compliant with environmental laws. HP's potential exposure includes fines and civil or criminal

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

sanctions, third-party property damage or personal injury claims and clean-up costs. The amount and timing of costs to comply with environmental laws are difficult to predict.

        HP is party to, or otherwise involved in, proceedings brought by U.S. or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as "Superfund," or state laws similar to CERCLA, and may become a party to, or otherwise involved in, proceedings brought by private parties for contribution towards clean-up costs. HP is also conducting environmental investigations or remediations at several current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies.

Note 18: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs"), and large enterprises, including customers in the government, health and education sectors. HP's offerings span personal computing and other access devices; imaging and printing-related products and services; multi-vendor customer services, including infrastructure technology and business process outsourcing, application development and support services, and consulting and integration services; enterprise information technology ("IT") infrastructure, including enterprise server and storage technology, networking products and solutions, and technology support and maintenance; and IT management software, information management solutions and security intelligence/risk management solutions.

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

        The Personal Systems segment and the Printing segment are structured beneath a broader Printing and Personal Systems Group ("PPS"). While PPS is not a reportable segment, HP sometimes provides financial data aggregating the Personal Systems and the Printing segments within it in order to provide a supplementary view of its business.

        HP has implemented certain organizational realignments. As a result of these realignments, HP re-evaluated its reportable segment structure and, effective in the first quarter of fiscal 2013, created two new reportable segments, the EG segment and the ES segment, and eliminated two other reportable segments, the ESSN segment and the Services segment. The EG segment consists of the business units within the former ESSN segment and most of the services offerings of the TS business unit, which was previously a part of the former Services segment. The ES segment consists of the ABS and ITO business units from the former Services segment, along with the end-user workplace support services business that was previously a part of the TS business unit.

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

        The Printing and Personal Systems Group's mission is to leverage the respective strengths of the Personal Systems business and the Printing business by creating a unified business that is customer-focused and poised to capitalize on rapidly shifting industry trends. Each of the business segments within PPS is described in detail below.

        Personal Systems provides commercial personal computers ("PCs"), consumer PCs, workstations, thin clients, tablets, retail point-of-sale ("POS") systems, calculators and other related accessories, software, support and services for the commercial and consumer markets. HP groups commercial notebooks, commercial desktops, commercial tablets and workstations into commercial clients and consumer notebooks, consumer desktops and consumer tablets into consumer clients when describing its performance in these markets. Described below are HP's global business capabilities within Personal Systems.

  •
  Commercial PCs are optimized for use by commercial customers, including enterprise and SMB customers, and for connectivity, reliability and manageability in networked environments. Commercial PCs include the HP ProBook and HP EliteBook lines of notebooks; the HP Pro and HP Elite lines of business desktops and all-in-ones, retail POS systems, HP Thin Clients and HP ElitePad Tablet PCs. Commercial PCs also include Workstations that are designed and optimized to reliably operate in high performance and demanding application environments including Z desktop workstations, Z all-in-ones and Z mobile workstations.

  •
  Consumer PCs include the HP Spectre, HP ENVY, HP Pavilion, HP Chromebooks and HP Split series of multi-media consumer notebooks, consumer tablets, hybrids (detachable tablets), desktops, including the TouchSmart line of touch-enabled notebooks and all-in-one desktops. Consumer PCs also use the Compaq and Slate sub-brands for certain product offerings.

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

  •
  Inkjet and Printing Solutions delivers HP's consumer and SMB inkjet solutions (hardware, supplies, media, and web-connected hardware and services). It includes single-function and all-in-one inkjet printers. Ongoing initiatives and programs such as Ink in the office and Ink Advantage and new initiatives such as Instant Ink are meant to provide innovative printing solutions to consumers and SMBs and include HP's Officejet Premium and Officejet Pro inkjet product portfolios.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Segment Information (Continued)

  •
  LaserJet and Enterprise Solutions delivers HP's commercial and laserjet products, services and solutions to SMB and enterprise segments, including LaserJet printers and supplies (toner), multi-function devices, scanners, web-connected hardware and managed services, and enterprise software solutions, such as Exstream Software and Web Jetadmin. HP managed services include managed service products, support and solutions delivered to SMB and enterprise customers partnering with third-party software providers to offer workflow solutions.

  •
  Graphics Solutions offers large format printing (Designjet and Scitex) and supplies, Indigo digital presses and supplies, inkjet high-speed production solutions and supplies, specialty printing systems and graphics services.

  •
  Software and Web Services delivers a suite of offerings, including photo-storage and printing offerings (such as Snapfish), document storage, entertainment services, web-connected printing, and PC back-up and related services.

        The Enterprise Group provides servers, storage, networking, technology services that, when combined with HP's Cloud solutions, enable the customers to manage applications across public cloud, virtual private cloud, private cloud and traditional IT environments. Described below are HP's business units and capabilities within EG.

  •
  Industry Standard Servers offers ProLiant servers, running primarily Windows, Linux and virtualization platforms from software providers such as Microsoft Corporation and VMware, Inc. and open sourced software from other major vendors while leveraging x86 processors from Intel Corporation and Advanced Micro Devices, Inc. The business spans a range of server product lines, including microservers, towers, traditional rack, density-optimized rack and blades, as well as hyperscale solutions for large, distributed computing companies who buy and deploy nodes at a massive scale. In fiscal 2013, HP launched its HP Moonshot servers that operate on ARM-based and Intel Atom-based processors that offer reduced cost, space, energy and complexity compared to some traditional Servers.

  •
  Business Critical Systems offers HP Integrity servers based on the Intel Itanium-based processor, HP Integrity NonStop solutions and mission critical x86 ProLiant Servers.

  •
  Storage offers traditional storage and converged storage solutions. Traditional storage includes tape, storage networking and legacy external disk products such as EVA and XP. Converged storage solutions include 3PAR StoreServ, StoreOnce, StoreVirtual and StoreAll products.

  •
  Networking offers switches and routers that span the data center, campus and branch environments and deliver network management and unified communications. HP's wireless networking offerings include wireless LAN access points and controllers/switches.

  •
  Technology Services provides technology consulting and support services focused on cloud, mobility and big data and provides IT organizations with advice, design, implementation, migration and optimization of HP's Enterprise Group platforms: servers, storage, networking and converged infrastructure. Support services includes Datacenter Care, Foundation Care, Proactive Care and Lifecycle Event services. These services are available in the form of service contracts, pre-packaged offerings or on a customized basis.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Segment Information (Continued)

        Enterprise Services provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains. ES is divided into Infrastructure Technology Outsourcing and Application and Business Services.

  •
  Infrastructure Technology Outsourcing delivers comprehensive services that encompass the management of data centers, IT security, cloud computing, workplace technology, network, unified communications, and enterprise service management.

  •
  Application and Business Services helps clients develop, revitalize and manage their applications and information assets. The portfolio also includes intellectual property-based industry solutions, services and technologies to help clients better manage critical business processes and services for customer relationship management, finance and administration, human resources, payroll and document processing.

        Software provides IT management big data and security solutions for businesses and enterprises of all sizes. HP's IT management solutions help customers deliver applications and services that perform to defined standards and automate and assure the underlying infrastructure, be it traditional, cloud or hybrid. HP's big data solutions include the HP HAVEn Big Data platform, which, together with the Autonomy and Vertica products, is designed to help customers with their structured and unstructured information. HP's security solutions provide security from the infrastructure through applications and information. HP's Software offerings include licenses, support, professional services and SaaS.

        HP Financial Services acts as a strategic enabler for HP by providing financing for customers to purchase complete IT solutions, including hardware, software and services from HP. HPFS offers financial solutions to customers to manage to the lowest total cost of ownership—from planning and acquiring technology all the way to replacing or retiring it. HPFS offers leasing, financing, utility programs and asset management services for large enterprise customers. HPFS also helps customers to manage the risks of dealing with older or surplus IT equipment, which helps provide full life cycle coverage to HPFS customers.

        Corporate Investments includes HP Labs, the webOS business and certain business incubation projects.

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive business segment results are substantially the same as those the consolidated company uses. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. HP does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include restructuring charges, amortization of intangible assets, impairment of goodwill and intangible assets, certain stock-based compensation expense and acquisition-related charges, as well as certain corporate governance costs.

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

        To provide improved visibility and comparability, HP has reflected the 2013 changes effective in the first quarter of fiscal 2013 to its reporting structure in prior financial reporting periods on an as-if basis, which has resulted in the transfer of revenue and operating profit among the Personal Systems, EG, ES and Corporate Investments segments. These changes had no impact on the previously reported financial results for the Printing, Software or HPFS segments. In addition, none of these changes impacted HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

        Selected operating results information for each business segment was as follows for the following fiscal years ended October 31:

	Printing and Personal Systems
	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software(1)	HP Financial Services	Corporate Investments(2)	Total
	In millions
2013
Net revenue	$31,124	$23,643	$27,303	$23,041	$3,593	$3,570	$24	$112,298
Intersegment net revenue and other	947	211	880	479	320	59	—	2,896

Total segment net revenue	$32,071	$23,854	$28,183	$23,520	$3,913	$3,629	$24	$115,194

Earnings (loss) from operations	$949	$3,890	$4,301	$679	$866	$399	$(236)	$10,848

2012
Net revenue	$34,774	$24,266	$28,628	$25,091	$3,757	$3,784	$57	$120,357
Intersegment net revenue and other	951	221	1,151	518	303	35	1	3,180

Total segment net revenue	$35,725	$24,487	$29,779	$25,609	$4,060	$3,819	$58	$123,537

Earnings (loss) from operations	$1,689	$3,585	$5,194	$1,045	$827	$388	$(233)	$12,495

2011
Net revenue	$38,448	$25,874	$30,135	$25,938	$3,128	$3,568	$154	$127,245
Intersegment net revenue and other	1,206	302	1,325	330	239	28	12	3,442

Total segment net revenue	$39,654	$26,176	$31,460	$26,268	$3,367	$3,596	$166	$130,687

Earnings (loss) from operations	$2,327	$3,927	$6,265	$1,972	$722	$348	$(1,633)	$13,928

(1)
Includes the results of Autonomy from the date of acquisition in October 2011.

(2)
Includes the impact of the decision to wind down the webOS device business during the quarter ended October 31, 2011.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Segment Information (Continued)

        The reconciliation of segment operating results to HP consolidated results was as follows for the fiscal years ended October 31:

	2013	2012	2011
	In millions
Net revenue:
Segment total	$115,194	$123,537	$130,687
Elimination of intersegment net revenue and other	(2,896)	(3,180)	(3,442)

Total HP consolidated net revenue	$112,298	$120,357	$127,245

Earnings before taxes:
Total segment earnings from operations	$10,848	$12,495	$13,928
Corporate and unallocated costs and eliminations	(832)	(787)	(314)
Unallocated costs related to certain stock-based compensation expense	(500)	(635)	(618)
Amortization of intangible assets	(1,373)	(1,784)	(1,607)
Impairment of goodwill and intangible assets	—	(18,035)	(885)
Restructuring charges	(990)	(2,266)	(645)
Acquisition-related charges	(22)	(45)	(182)
Interest and other, net	(621)	(876)	(695)

Total HP consolidated earnings (loss) before taxes	$6,510	$(11,933)	$8,982

        HP allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to HP consolidated assets were as follows at October 31:

	2013	2012	2011
	In millions
Personal Systems	$11,870	$12,752	$15,781
Printing	10,705	11,169	11,939

Printing and Personal Systems Group	22,575	23,921	27,720

Enterprise Group	30,858	30,851	32,388
Enterprise Services	15,229	16,383	25,765
Software	11,868	12,264	21,028
HP Financial Services	12,011	12,924	13,543
Corporate Investments	123	248	517
Corporate and unallocated assets	13,012	12,177	8,556

Total HP consolidated assets	$105,676	$108,768	$129,517

        Assets allocated to the Personal Systems segment in fiscal 2012 decreased as compared to fiscal 2011 as a result of an impairment charge impacting the "Compaq" trade name as described further in Note 6. Assets allocated to the ES segment decreased in fiscal 2012 due primarily to a goodwill impairment charge as described further in Note 6. In addition, assets allocated to the Software segment decreased in fiscal 2012 due primarily to intangible asset and goodwill impairment charges related to the Autonomy reporting unit as described further in Note 6.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Segment Information (Continued)

  Major Customers

        No single customer represented 10% or more of HP's total net revenue in any fiscal year presented.

  Geographic Information

        Net revenue, classified by the major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2013	2012	2011
	In millions
Net revenue:
U.S.	$40,284	$42,140	$44,111
Non-U.S.	72,014	78,217	83,134

Total HP consolidated net revenue	$112,298	$120,357	$127,245

        Net revenue by geographic area is based upon the sales location that predominately represents the customer location. For each of the fiscal years ended October 31, 2013, 2012 and 2011, other than the United States, no country represented more than 10% of HP's total consolidated net revenue. HP reports revenue net of sales taxes, use taxes and value-added taxes directly imposed by governmental authorities on HP's revenue producing transactions with its customers.

        At October 31, 2013 and 2012, the United States, the Cayman Islands and Ireland each had 10% or more of HP's consolidated net assets. At October 31, 2011, the United States and the Netherlands each had 10% or more of HP's consolidated net assets.

        Net property, plant and equipment, classified by major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2013	2012	2011
	In millions
Net property, plant and equipment:
U.S.	$5,546	$5,894	$6,126
U.K.	1,090	1,195	1,195
Other countries	4,827	4,865	4,971

Total HP consolidated net property, plant and equipment	$11,463	$11,954	$12,292

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Segment Information (Continued)

  Net revenue by segment and business unit

        The following table provides net revenue by segment and business unit for the following fiscal years ended October 31:

	2013	2012	2011
	In millions
Net revenue:
Notebooks	$16,029	$18,830	$21,319
Desktops	12,844	13,888	15,260
Workstations	2,147	2,148	2,216
Other	1,051	859	859

Personal Systems	32,071	35,725	39,654

Supplies	15,716	16,151	17,154
Commercial Hardware	5,702	5,895	6,183
Consumer Hardware	2,436	2,441	2,839

Printing	23,854	24,487	26,176

Printing and Personal Systems Group	55,925	60,212	65,830

Industry Standard Servers	12,102	12,582	13,521
Technology Services	8,890	9,288	9,396
Storage	3,475	3,815	4,056
Networking	2,526	2,482	2,392
Business Critical Systems	1,190	1,612	2,095

Enterprise Group	28,183	29,779	31,460

Infrastructure Technology Outsourcing	14,682	15,792	16,290
Application and Business Services	8,838	9,817	9,978

Enterprise Services	23,520	25,609	26,268

Software(1)	3,913	4,060	3,367
HP Financial Services	3,629	3,819	3,596
Corporate Investments(2)	24	58	166

Total segments	115,194	123,537	130,687

Eliminations of intersegment net revenue and other	(2,896)	(3,180)	(3,442)

Total HP consolidated net revenue	$112,298	$120,357	$127,245

(1)
Includes the results of Autonomy from the date of acquisition in October 2011.

(2)
Includes the impact of the decision to wind down the webOS device business during the quarter ended October 31, 2011.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	Three-month periods ended in fiscal 2013
	January 31	April 30	July 31	October 31
Net revenue	$28,359	$27,582	$27,226	$29,131
Cost of sales(1)	22,029	21,055	20,859	22,437
Research and development	794	815	797	729
Selling, general and administrative	3,300	3,342	3,274	3,351
Amortization of intangible assets	350	350	356	317
Restructuring charges	130	408	81	371
Acquisition-related charges	4	11	4	3
Total costs and expenses	26,607	25,981	25,371	27,208
Earnings from operations	1,752	1,601	1,855	1,923
Interest and other, net	(179)	(193)	(146)	(103)
Earnings before taxes	1,573	1,408	1,709	1,820
Provision for taxes	(341)	(331)	(319)	(406)
Net earnings	$1,232	$1,077	$1,390	$1,414
Net earnings per share:(2)
Basic	$0.63	$0.56	$0.72	$0.74
Diluted	$0.63	$0.55	$0.71	$0.73
Cash dividends paid per share	$0.13	$0.13	$0.15	$0.15
Range of per share stock prices on the New York Stock Exchange
Low	$11.35	$16.03	$20.15	$20.25
High	$17.45	$24.05	$26.71	$27.78

	Three-month periods ended in fiscal 2012
	January 31	April 30	July 31	October 31
Net revenue	$30,036	$30,693	$29,669	$29,959
Cost of sales(1)	23,313	23,541	22,820	22,711
Research and development	786	850	854	909
Selling, general and administrative	3,367	3,540	3,366	3,227
Amortization of intangible assets	466	470	476	372
Impairment of goodwill and intangible assets	—	—	9,188	8,847
Restructuring charges	40	53	1,795	378
Acquisition-related charges	22	17	3	3
Total costs and expenses	27,994	28,471	38,502	36,447
Earnings (loss) from operations	2,042	2,222	(8,833)	(6,488)
Interest and other, net	(221)	(243)	(224)	(188)
Earnings (loss) before taxes	1,821	1,979	(9,057)	(6,676)
(Provision) benefit for taxes	(353)	(386)	200	(178)
Net earnings (loss)	$1,468	$1,593	$(8,857)	$(6,854)
Net earnings (loss) per share:(2)
Basic	$0.74	$0.80	$(4.49)	$(3.49)
Diluted	$0.73	$0.80	$(4.49)	$(3.49)
Cash dividends paid per share	$0.12	$0.12	$0.13	$0.13
Range of per share stock prices on the New York Stock Exchange
Low	$25.02	$22.85	$17.73	$13.80
High	$28.88	$30.00	$25.40	$20.26

(1)
Cost of products, cost of services and financing interest.

(2)
EPS for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

ITEM 9A. Controls and Procedures.

Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to HP, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to HP's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        The following information is included in HP's Proxy Statement related to its 2014 Annual Meeting of Stockholders to be filed within 120 days after HP's fiscal year end of October 31, 2013 (the "Proxy Statement") and is incorporated herein by reference:

  •
  Information regarding directors of HP who are standing for reelection and any persons nominated to become directors of HP is set forth under "Proposals to be Voted On—Proposal No. 1—Election of Directors."

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

ITEM 14. Principal Accounting Fees and Services.

        Information regarding principal auditor fees and services is set forth under "Principal Accounting Fees and Services" in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

  (a)
  The following documents are filed as part of this report:

  1.
  All Financial Statements:

        The following financial statements are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

  2.
  Financial Statement Schedules:

        All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

  3.
  Exhibits:

        A list of exhibits filed or furnished with this Annual Report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by HP) is provided in the accompanying Exhibit Index. HP will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Stockholders may request exhibits copies by contacting:

      Hewlett-Packard Company
      Attn: Investor Relations
      3000 Hanover Street
      Palo Alto, CA 94304

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 27, 2013	HEWLETT-PACKARD COMPANY
	By:	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Catherine A. Lesjak, John F. Schultz and Rishi Varma, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ MARGARET C. WHITMAN Margaret C. Whitman	President, Chief Executive Officer and Director (Principal Executive Officer)	December 27, 2013
/s/ CATHERINE A. LESJAK Catherine A. Lesjak	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 27, 2013
/s/ JEFF T. RICCI Jeff T. Ricci	Vice President and Controller (Principal Accounting Officer)	December 27, 2013
/s/ MARC L. ANDREESSEN Marc L. Andreessen	Director	December 27, 2013
/s/ SHUMEET BANERJI Shumeet Banerji	Director	December 27, 2013
/s/ ROBERT R. BENNETT Robert R. Bennett	Director	December 27, 2013
/s/ RAJIV L. GUPTA Rajiv L. Gupta	Director	December 27, 2013

Signature	Title(s)	Date

/s/ RAYMOND J. LANE Raymond J. Lane	Director	December 27, 2013
/s/ ANN M. LIVERMORE Ann M. Livermore	Director	December 27, 2013
/s/ RAYMOND E. OZZIE Raymond E. Ozzie	Director	December 27, 2013
/s/ GARY M. REINER Gary M. Reiner	Director	December 27, 2013
/s/ PATRICIA F. RUSSO Patricia F. Russo	Director	December 27, 2013
/s/ JAMES A. SKINNER James A. Skinner	Director	December 27, 2013
/s/ RALPH V. WHITWORTH Ralph V. Whitworth	Non-Executive Chairman	December 27, 2013

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated Bylaws effective November 20, 2013.	8-K	001-04423	3.1	November 26, 2013
4(a)	Senior Indenture between the Registrant and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Subordinated Indenture.	S-3	333-30786	4.2	March 17, 2000
4(c)	Form of Registrant's Floating Rate Global Note due March 1, 2012, 5.25% Global Note due March 1, 2012 and 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(d)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(e)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(f)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009
4(g)
	Form of Registrant's Floating Rate Global Note due September 13, 2012, 1.250% Global Note due September 13, 2013 and 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	September 13, 2010

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010
4(i)
	Form of Registrant's Floating Rate Global Note due May 24, 2013, Floating Rate Global Note due May 30, 2014, 1.550% Global Note due May 30, 2014, 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	June 1, 2011
4(j)
	Form of Registrant's Floating Rate Global Note due September 19, 2014, 2.350% Global Note due March 15, 2015, 3.000% Global Note due September 15, 2016, 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	September 19, 2011
4(k)	Form of Registrant's 2.625% Global Note due December 9, 2014, 3.300% Global Note due December 9, 2016, 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	December 12, 2011
4(l)	Form of Registrant's 2.600% Global Note due September 15, 2017 and 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	March 12, 2012
4(m)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(d)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(e)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(f)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(g)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(h)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(i)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(j)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(k)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(l)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(m)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(n)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(q)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(r)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(s)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(v)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(w)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(y)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(z)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(a)(a)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(b)(b)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(c)(c)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(d)(d)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(e)(e)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(f)(f)(f)	December 15, 2010
10(f)(f)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(g)(g)(g)	December 15, 2010

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)(g)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(h)(h)(h)	December 15, 2010
10(h)(h)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(i)(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(j)(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(k)(k)	Letter Agreement, dated December 15, 2010, between the Registrant and Catherine A. Lesjak.*	10-K	001-04423	10(l)(l)(l)	December 15, 2010
10(l)(l)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*	10-Q	001-04423	10(o)(o)(o)	September 9, 2011
10(m)(m)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(p)(p)(p)	September 9, 2011
10(n)(n)	Employment offer letter, dated September 27, 2011, between the Registrant and Margaret C. Whitman.*	8-K	001-04423	10.2	September 29, 2011
10(o)(o)	Letter Agreement, dated November 17, 2011, among the Registrant, Relational Investors LLC and the other parties named therein.*	8-K	001-04423	99.1	November 17, 2011
10(p)(p)	Seventh Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(e)(e)(e)	December 14, 2011
10(q)(q)	Registrant's Severance Plan for Executive Officers, as amended and restated September 18, 2013.*‡
10(r)(r)	Aircraft Time Sharing Agreement, dated March 16, 2012, between the Registrant and Margaret C. Whitman.*	10-Q	001-04423	10(h)(h)(h)	June 8, 2012

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(s)(s)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(t)(t)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and John M. Hinshaw.*	10-Q	001-04423	10(t)(t)	June 6, 2013
10(u)(u)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and R. Todd Bradley.*	10-Q	001-04423	10(u)(u)	June 6, 2013
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	None.
16	None.
18	None.
21	Subsidiaries of the Registrant as of October 31, 2013.‡
22	None.
23	Consent of Independent Registered Public Accounting Firm.‡
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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