Form 10-Q
period 2014-01-31
HEWLETT PACKARD CO
filed 2014-03-11
CIK 47217

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2014
Or
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

        The number of shares of HP common stock outstanding as of February 28, 2014 was 1,895,120,816 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, HP's effective tax rate, net earnings, net earnings per share, cash flows, benefit plan funding, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans and any resulting revenue or cost savings or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP's businesses; the competitive pressures faced by HP's businesses; risks associated with executing HP's strategy and plans for future operations; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP's products and services effectively; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; risks associated with HP's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the execution, timing and results of restructuring plans, including estimates and assumptions related to the cost and the anticipated benefits of implementing those plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part II of this report, and that are otherwise described or updated from time to time in HP's Securities and Exchange Commission reports, including HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2013. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended January 31
	2014	2013
	In millions, except per share amounts
Net revenue:
Products	$18,770	$18,270
Services	9,281	9,971
Financing income	103	118

Total net revenue	28,154	28,359

Costs and expenses:
Cost of products	14,525	14,031
Cost of services	7,139	7,918
Financing interest	72	80
Research and development	811	794
Selling, general and administrative	3,210	3,300
Amortization of intangible assets	283	350
Restructuring charges	114	130
Acquisition-related charges	3	4

Total operating expenses	26,157	26,607

Earnings from operations	1,997	1,752

Interest and other, net	(163)	(179)

Earnings before taxes	1,834	1,573
Provision for taxes	(409)	(341)

Net earnings	$1,425	$1,232

Net earnings per share:
Basic	$0.75	$0.63

Diluted	$0.74	$0.63

Cash dividends declared per share	$0.29	$0.26
Weighted-average shares used to compute net earnings per share:
Basic	1,907	1,953

Diluted	1,935	1,956

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31
	2014	2013
	In millions
Net earnings	$1,425	$1,232

Other comprehensive income (loss) before tax:
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains arising during the period	(1)	3
(Gains) losses reclassified into earnings	(1)	—

	(2)	3

Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	70	(314)
Losses (gains) reclassified into earnings	109	64

	179	(250)

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	63	83
Curtailments, settlements and other	—	13

	63	96

Change in cumulative translation adjustment	(24)	(26)

Other comprehensive income (loss) before taxes	216	(177)
(Provision) benefit for taxes	(105)	64

Other comprehensive income (loss), net of tax	111	(113)

Comprehensive income	$1,536	$1,119

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	As of
	January 31, 2014	October 31, 2013
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,165	$12,163
Accounts receivable	13,492	15,876
Financing receivables	3,054	3,144
Inventory	6,004	6,046
Other current assets	11,969	13,135

Total current assets	50,684	50,364

Property, plant and equipment	11,259	11,463
Long-term financing receivables and other assets	9,131	9,556
Goodwill	31,131	31,124
Intangible assets	2,820	3,169

Total assets	$105,025	$105,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$6,621	$5,979
Accounts payable	12,640	14,019
Employee compensation and benefits	3,171	4,436
Taxes on earnings	1,224	1,203
Deferred revenue	6,754	6,477
Accrued restructuring	630	901
Other accrued liabilities	12,571	12,506

Total current liabilities	43,611	45,521

Long-term debt	17,971	16,608
Other liabilities	15,294	15,891
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,899 and 1,908 shares issued and outstanding, respectively)	19	19
Additional paid-in capital	4,966	5,465
Retained earnings	26,436	25,563
Accumulated other comprehensive loss	(3,667)	(3,778)

Total HP stockholders' equity	27,754	27,269
Non-controlling interests	395	387

Total stockholders' equity	28,149	27,656

Total liabilities and stockholders' equity	$105,025	$105,676

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three months ended January 31
	2014	2013
	In millions
Cash flows from operating activities:
Net earnings	$1,425	$1,232
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,117	1,163
Stock-based compensation expense	170	184
Provision for doubtful accounts	(4)	32
Provision for inventory	61	92
Restructuring charges	114	130
Deferred taxes on earnings	9	500
Excess tax benefit from stock-based compensation	(27)	—
Other, net	(33)	167
Changes in operating assets and liabilities:
Accounts receivable	2,391	2,148
Financing receivables	296	98
Inventory	(19)	(149)
Accounts payable	(1,165)	(1,690)
Taxes on earnings	170	(423)
Restructuring	(381)	(237)
Other assets and liabilities	(1,134)	(685)

Net cash provided by operating activities	2,990	2,562

Cash flows from investing activities:
Investment in property, plant and equipment	(997)	(633)
Proceeds from sale of property, plant and equipment	450	127
Purchases of available-for-sale securities and other investments	(135)	(299)
Maturities and sales of available-for-sale securities and other investments	465	161

Net cash used in investing activities	(217)	(644)

Cash flows from financing activities:
Issuance (repayment) of commercial paper and notes payable, net	2	(105)
Issuance of debt	2,005	45
Payment of debt	(45)	(114)
Issuance of common stock under employee stock plans	83	55
Repurchase of common stock	(565)	(253)
Excess tax benefit from stock-based compensation	27	—
Cash dividends paid	(278)	(258)

Net cash provided by (used in) financing activities	1,229	(630)

Increase in cash and cash equivalents	4,002	1,288
Cash and cash equivalents at beginning of period	12,163	11,301

Cash and cash equivalents at end of period	$16,165	$12,589

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital leases	$95	$2

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

        In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of January 31, 2014 and October 31, 2013 and its results of operations and cash flows for the three months ended January 31, 2014 and January 31, 2013.

        The results of operations and cash flows for the three months ended January 31, 2014 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2013, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.

        The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of HP and other subsidiaries and affiliates in which HP has a controlling financial interest. Non-controlling interests are presented as a separate component within Total stockholder's equity in the Consolidated Condensed Balance Sheets. Net earnings attributable to the non-controlling interests are eliminated within Interest and other, net in the Consolidated Condensed Statements of Earnings and are not presented separately as they were not material for any period presented. HP has eliminated all significant intercompany accounts and transactions.

  Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

  Segment Reorganization

        HP has implemented certain segment and business unit realignments in order to align its segment financial reporting more closely with its current business structure. Prior year segment and business unit financial information have been made to conform to the current-year presentation. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. See Note 16 for a further discussion of HP's segment reorganization.

  Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued a new accounting standard requiring the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Condensed Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. HP will be required to adopt this new standard on a prospective basis in the first quarter of fiscal 2015; however, early adoption is

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation (Continued)

permitted as is retrospective application. HP is currently evaluating the timing, transition method and impact of this new standard on its Consolidated Condensed Financial Statements.

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include HP's principal equity plans as well as various equity plans assumed through business combinations. HP's principal equity plans permit the issuance of restricted stock awards, stock options and performance-based awards.

        Stock-based compensation expense and the resulting tax benefits were as follows:

	Three months ended January 31, 2014	Three months ended January 31, 2013
	In millions
Stock-based compensation expense	$170	$184
Income tax benefit	(53)	(57)

Stock-based compensation expense, net of tax	$117	$127

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that include grants of restricted stock and grants of restricted stock units. For the three months ended January 31, 2014, HP granted only restricted stock units.

        Non-vested restricted stock awards as of January 31, 2014, and changes during the three months ended January 31, 2014 were as follows:

	Three months ended January 31, 2014
	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	32,262	$21
Granted	21,013	$27
Vested	(11,918)	$24
Forfeited	(557)	$21

Outstanding at end of period	40,800	$23

        At January 31, 2014, there was $692 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.6 years.

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

	Three months ended January 31
	2014	2013
Weighted-average fair value of grants per option(1)	$7.45	$4.01
Expected volatility(2)	34%	42%
Risk-free interest rate(3)	1.79%	0.98%
Expected dividend yield(4)	2.15%	3.77%
Expected term in months(5)	69	70

(1)
The fair value calculation was based on stock options granted during the period.

(2)
For the three months ended January 31, 2014, expected volatility for stock options subject to service-based vesting was determined using implied volatility from traded options on HP's stock whereas for performance-contingent stock options, expected volatility was determined using historical volatility. For the three months ended January 31, 2013, expected volatility for stock options subject to service-based vesting and performance-contingent stock options was determined using implied volatility from traded options on HP's stock.

(3)
The risk-free interest rate was determined using the yield on U.S. Treasury zero-coupon issues.

(4)
The expected dividend yield was determined using a constant dividend yield during the expected term of the option.

(5)
For stock options subject to service-based vesting, expected term was determined using historical exercise and post-vesting termination patterns; and for performance-contingent stock options, expected term represents an output from the lattice model.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Option activity as of January 31, 2014, and changes during the three months ended January 31, 2014 were as follows:

	Three months ended January 31, 2014
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	84,042	$27
Granted	8,600	$27
Exercised	(2,240)	$17
Forfeited/cancelled/expired	(18,362)	$32

Outstanding at end of period	72,040	$26	5.0	$481

Vested and expected to vest at end of period	66,593	$26	4.8	$432

Exercisable at end of period	34,307	$33	2.9	$138

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on January 31, 2014. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the first quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three months ended January 31, 2014 was $24 million.

        At January 31, 2014, there was $135 million of unrecognized pre-tax, stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average vesting period of 2.2 years.

Note 3: Net Earnings Per Share

        HP calculates basic net earnings per share ("EPS") using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock, stock options and performance-based restricted units.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended January 31
	2014	2013
	In millions, except per share amounts
Numerator:
Net earnings(1)	$1,425	$1,232

Denominator:
Weighted-average shares used to compute basic net EPS	1,907	1,953
Dilutive effect of employee stock plans	28	3

Weighted-average shares used to compute diluted net EPS	1,935	1,956

Net earnings per share:
Basic	$0.75	$0.63
Diluted	$0.74	$0.63

(1)
Net earnings available to participating securities were not significant for the three months ended January 31, 2014 and 2013. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security.

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted net EPS because their effect would be anti-dilutive. In the three months ended January 31, 2014 and 2013, HP excluded from the calculation of diluted net EPS options to purchase 30 million shares and 74 million shares, respectively. In addition, HP also excluded from the calculation of diluted net EPS options to purchase an additional 7 million shares and 12 million shares, respectively, as their combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's stock.

Note 4: Balance Sheet Details

      Balance sheet details were as follows:

  Accounts Receivable, Net

	January 31, 2014	October 31, 2013
	In millions
Accounts receivable	$13,760	$16,208
Allowance for doubtful accounts	(268)	(332)

	$13,492	$15,876

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

Three months ended January 31, 2014
In millions
Allowance for doubtful accounts—accounts receivable:
Balance at beginning of period	$332
Provision for doubtful accounts	(11)
Deductions, net of recoveries	(53)

Balance at end of period	$268

        HP has third-party financing arrangements consisting of revolving short-term financing intended to facilitate the working capital requirements of certain customers. These financing arrangements, which in one case provides for partial recourse, result in a transfer of HP's trade receivables and risk to the third party. As these transfers qualify for sales accounting treatment, the trade receivables are derecognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the trade receivables from the third party within a mutually agreed upon time period. For the arrangement involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of January 31, 2014 and October 31, 2013 were not material.

        For both periods ended January 31, 2014 and 2013, $1.5 billion of trade receivables were sold under these facilities, which approximates the amount of cash received. The resulting costs associated with the sales of trade accounts receivable for both periods were not material. The maximum program capacity and available program capacity under these arrangements were as follows:

	January 31, 2014	October 31, 2013
	In millions
Non-recourse arrangements:
Aggregate maximum program capacity	$759	$764
Aggregate available capacity	$451	$450
Aggregate utilized capacity	$308	$314
Partial-recourse arrangement:
Maximum program capacity	$637	$631
Available capacity	$172	$177
Utilized capacity	$465	$454
Total arrangements:
Aggregate maximum program capacity	$1,396	$1,395
Aggregate available capacity	$623	$627
Aggregate utilized capacity	$773	$768

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

  Inventory

	January 31, 2014	October 31, 2013
	In millions
Finished goods	$3,757	$3,847
Purchased parts and fabricated assemblies	2,247	2,199

	$6,004	$6,046

  Property, Plant and Equipment

	January 31, 2014	October 31, 2013
	In millions
Land	$553	$626
Buildings and leasehold improvements	8,876	8,942
Machinery and equipment, including equipment held for lease	16,737	16,565

	26,166	26,133

Accumulated depreciation	(14,907)	(14,670)

	$11,259	$11,463

        For the three months ended January 31, 2014, the change in gross property, plant and equipment was due primarily to investments of $878 million, which were partially offset by sales and retirements totaling $766 million. Accumulated depreciation associated with assets sold or retired was $560 million.

Note 5: Goodwill and Intangible Assets

  Goodwill

        Goodwill allocated to HP's reportable segments as of January 31, 2014 and changes in the carrying amount of goodwill during the three months ended January 31, 2014 are as follows:

	Personal Systems	Printing	Enterprise Group	Enterprise Services(2)	Software	HP Financial Services	Corporate Investments	Total
	In millions
Balance at beginning of period(1)	$2,588	$2,591	$16,864	$97	$8,840	$144	$—	$31,124
Goodwill adjustments	—	—	8	(1)	—	—	—	7

Balance at end of period(1)	$2,588	$2,591	$16,872	$96	$8,840	$144	$—	$31,131

(1)
Goodwill at January 31, 2014 and October 31, 2013 is net of accumulated impairment losses of $14,518 million. Of that amount, $7,961 million relates to the Enterprise Services ("ES") segment, $5,744 million relates to Software, and the remaining $813 million relates to Corporate Investments.

(2)
Goodwill at January 31, 2014 and October 31, 2013 relates to the MphasiS Limited reporting unit.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Intangible Assets (Continued)

        Effective at the beginning of its first quarter of fiscal 2014, HP implemented certain organizational changes to align its segment financial reporting more closely with its current business structure. As a result of the organizational realignments, which are described in detail in Note 16, goodwill has been reclassified to the respective segments as of the beginning of the period using a relative fair value approach.

        Goodwill is tested for impairment at the reporting unit level. At the beginning of its first quarter of fiscal 2014, HP made a change to its reporting units. In connection with continued operational synergies and interdependencies between the Enterprise Servers, Storage and Networking reporting unit and the Technology Services ("TS") reporting unit within the Enterprise Group ("EG") segment, HP combined these reporting units to create the EG reporting unit. As of January 31, 2014 our reporting units are consistent with the reportable segments identified in Note 16, except for ES, which includes two reporting units: MphasiS Limited; and the remainder of ES.

        HP will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.

  Intangible Assets

        HP's intangible assets associated with completed acquisitions are composed of:

	January 31, 2014				October 31, 2013
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,321	$(2,847)	$(856)	$1,618	$5,321	$(2,709)	$(856)	$1,756
Developed and core technology and patents	5,265	(2,089)	(2,138)	1,038	5,331	(1,966)	(2,138)	1,227
Trade name and trade marks	1,730	(233)	(1,336)	161	1,730	(211)	(1,336)	183
In-process research and development	3	—	—	3	3	—	—	3

Total intangible assets	$12,319	$(5,169)	$(4,330)	$2,820	$12,385	$(4,886)	$(4,330)	$3,169

        For the first three months of fiscal 2014, the majority of the decrease in gross intangible assets was related to the sale of a portfolio of intellectual property.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Intangible Assets (Continued)

        Estimated future amortization expense related to finite-lived intangible assets at January 31, 2014 is as follows:

Fiscal year:	In millions
2014 (remaining 9 months)	$715
2015	864
2016	645
2017	237
2018	145
2019	110
Thereafter	101

Total	$2,817

Note 6: Restructuring Charges

  Summary of Restructuring Plans

        HP's restructuring activities summarized by plan for the three months ended January 31, 2014 were as follows:

						As of January 31, 2014
		Three months ended January 31, 2014 Charges
	Balance, October 31, 2013		Cash Payments	Other Adjustments and Non-Cash Settlements	Balance, January 31, 2014	Total Costs Incurred to Date	Total Expected Costs to Be Incurred
	In millions
Fiscal 2012 Plan:
Severance and EER	$945	$59	$(333)	$4	$675	$3,095	$3,500
Infrastructure and other	40	56	(35)	—	61	303	600

Total 2012 Plan	985	115	(368)	4	736	3,398	4,100
Other Plans:
Severance	10	—	(2)	—	8	2,629	2,629
Infrastructure	122	(1)	(11)	—	110	1,438	1,443

Total Other Plans	132	(1)	(13)	—	118	4,067	4,072

Total restructuring plans	$1,117	$114	$(381)	$4	$854	$7,465	$8,172

        At January 31, 2014 and October 31, 2013, HP included the short-term portion of the restructuring liability of $630 million and $901 million, respectively, in Accrued restructuring, and the long-term portion of $224 million and $216 million, respectively, in Other liabilities in the accompanying Consolidated Condensed Balance Sheets. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

  Fiscal 2012 Restructuring Plan

        On May 23, 2012, HP adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. HP estimates that it will eliminate approximately 34,000 positions in connection with the 2012 Plan through fiscal year 2014, with a portion of those employees exiting the company as part of voluntary enhanced early retirement ("EER") programs in the United States and in certain other countries. HP estimates it will recognize approximately $4.1 billion in aggregate charges in connection with the 2012 Plan. HP expects to record these charges through the end of HP's 2014 fiscal year as the accounting recognition criteria are met. HP expects approximately $3.5 billion to relate to workforce reductions, including the EER programs, and approximately $0.6 billion to relate to infrastructure, including data center and real estate consolidation, and other items. As of January 31, 2014, HP had eliminated approximately 28,300 positions for which a severance payment has been or will be made as part of the 2012 Plan. The severance and infrastructure related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021.

  Other Plans

        Restructuring plans initiated by HP in fiscal 2008 and 2010 have been substantially completed as of January 31, 2014, with $5 million of restructuring charges anticipated in future periods. HP estimates it will recognize approximately $4.1 billion in aggregate charges in connection with these plans. The severance and infrastructure-related cash payments associated with the other plans are expected to be paid out through fiscal 2019.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2014				As of October 31, 2013
	Fair Value Measured Using				Fair Value Measured Using
				Total Balance				Total Balance
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$3,385	$—	$3,385	$—	$2,221	$—	$2,221
Money market funds	9,627	—	—	9,627	6,819	—	—	6,819
Mutual funds	—	359	—	359	—	313	—	313
Marketable equity securities	8	7	—	15	10	5	—	15
Foreign bonds	9	385	—	394	9	387	—	396
Other debt securities	—	2	46	48	—	2	47	49
Derivatives:
Interest rate contracts	—	141	—	141	—	156	—	156
Foreign exchange contracts	—	556	—	556	—	284	3	287
Other derivatives	—	3	—	3	—	9	—	9

Total assets	$9,644	$4,838	$46	$14,528	$6,838	$3,377	$50	$10,265

Liabilities
Derivatives:
Interest rate contracts	$—	$116	$—	$116	$—	$107	$—	$107
Foreign exchange contracts	—	447	5	452	—	547	2	549
Other derivatives	—	4	—	4	—	—	—	—

Total liabilities	$—	$567	$5	$572	$—	$654	$2	$656

        For the three months ended January 31, 2014, there were no transfers between levels within the fair value hierarchy.

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

        Derivative Instruments:    As discussed in Note 8, HP holds forwards, swaps and options to hedge certain foreign currency and interest rate exposures. When prices in active markets are not available for the identical asset or liability, HP uses industry standard valuation models to measure fair value. Where

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Fair Value (Continued)

applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign exchange rates, and forward and spot prices for currencies and interest rates.

  Other Fair Value Disclosures

        Short- and Long-Term Debt:    HP estimates the fair value of its debt primarily using an expected present value technique, which is based upon observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP's debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short-and long-term debt was approximately $24.8 billion at January 31, 2014, compared to its carrying value of $24.6 billion at that date. The estimated fair value of HP's short- and long-term debt was approximately $22.7 billion at October 31, 2013, compared to its carrying value of $22.6 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

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

        Non-Marketable Equity Investments and Non-Financial Assets:    HP's non-marketable equity investments and non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments as of January 31, 2014 and October 31, 2013 were as follows:

	January 31, 2014				October 31, 2013
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents
Time deposits	$3,338	$—	$—	$3,338	$2,207	$—	$—	$2,207
Money market funds	9,627	—	—	9,627	6,819	—	—	6,819
Mutual funds	261	—	—	261	13	—	—	13

Total cash equivalents	13,226	—	—	13,226	9,039	—	—	9,039

Available-for-Sale Investments
Debt securities:
Time deposits	47	—	—	47	14	—	—	14
Foreign bonds	307	87	—	394	310	86	—	396
Other debt securities	63	—	(15)	48	64	—	(15)	49

Total debt securities	417	87	(15)	489	388	86	(15)	459

Equity securities:
Mutual funds	98	—	—	98	300	—	—	300
Equity securities in public companies	8	3	—	11	5	6	—	11

Total equity securities	106	3	—	109	305	6	—	311

Total available-for-sale investments	523	90	(15)	598	693	92	(15)	770

Total cash equivalents and available-for-sale investments	$13,749	$90	$(15)	$13,824	$9,732	$92	$(15)	$9,809

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of January 31, 2014 and October 31, 2013, the carrying value of cash equivalents approximates fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the United States as of January 31, 2014 and October 31, 2013. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

        The gross unrealized loss of $15 million as of January 31, 2014 and October 31, 2013 was due primarily to a decline in the fair value of a debt security that has been in a continuous loss position for more than twelve months. HP does not intend to sell this debt security, and it is not likely that HP will be required to sell this debt security prior to the recovery of the amortized cost.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        Contractual maturities of short- and long-term investments in available-for-sale debt securities were as follows:

	January 31, 2014
	Cost	Fair Value
	In millions
Due in one to five years	$34	$34
Due in more than five years	383	455

	$417	$489

        Equity securities in privately held companies include cost basis and equity method investments. These amounted to $49 million and $50 million at January 31, 2014 and October 31, 2013, respectively, and are included in Long-term financing receivables and other assets in the Consolidated Condensed Balance Sheets.

  Derivative Instruments

        HP is a global company exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, option contracts, interest rate swaps, and total return swaps, to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. HP does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. HP designates its derivatives as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Condensed Balance Sheets. HP classifies cash flows from its derivative programs as operating activities in the Consolidated Condensed Statements of Cash Flows.

        As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. To mitigate counterparty credit risk, HP has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and HP maintains dollar risk limits that correspond to each institution's credit rating and other factors. HP's established policies and procedures for mitigating credit risk include reviewing and establishing limits for credit exposure and periodically re-assessing the creditworthiness of counterparties. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to a counterparty against amounts due to HP from the same counterparty under certain conditions.

        To further mitigate credit exposure to counterparties, HP has collateral security agreements that allow HP to hold collateral from or require HP to post collateral to counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

ratings of HP and its counterparties. If HP's or the counterparty's credit rating falls below a specified credit rating, either party has the right to request full collateralization on the derivatives' net liability position. Such funds are generally transferred within two business days of the due date.

        Under HP's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP's financial position as of January 31, 2014 and October 31, 2013.

  Fair Value Hedges

        HP issues long-term debt in U.S. dollars based on market conditions at the time of financing. HP may enter into fair value hedges, such as interest rate swaps, to reduce the exposure of its debt portfolio to interest rate risk and achieve a primarily U.S. dollar LIBOR-based floating interest expense. The swap transactions generally involve principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, HP may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if it believes a larger proportion of fixed-rate debt would be beneficial.

        When investing in fixed-rate instruments, HP may enter into interest rate swaps that convert the fixed interest payments into variable interest payments and may designate these swaps as fair value hedges.

        For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in Interest and other, net in the Consolidated Condensed Statements of Earnings in the period of change.

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expenses, and intercompany loans denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within twelve months; however, certain leasing revenue-related forward contracts and intercompany loan forward contracts extend for the duration of the lease or loan term, which can be up to five years.

        For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in Accumulated other comprehensive loss as a separate component of stockholders' equity in the Consolidated Condensed Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of its cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item. During the three months ended January 31, 2014, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur. During the three months ended January 31, 2013 there was no significant impact to results of operations as a result of discontinued cash flow hedges.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

  Net Investment Hedges

        HP uses forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. These derivative instruments are designated as net investment hedges and, as such, HP records the effective portion of the gain or loss on the derivative instrument together with changes in the fair value of the hedged items in Cumulative translation adjustment as a separate component of stockholders' equity in the Consolidated Condensed Balance Sheets.

  Other Derivatives

        Other derivatives not designated as hedging instruments consist primarily of forward contracts HP uses to hedge foreign currency-denominated balance sheet exposures. HP also uses total return swaps and, to a lesser extent, interest rate swaps, based on equity or fixed income indices, to hedge its executive deferred compensation plan liability.

        For derivative instruments not designated as hedging instruments, HP recognizes changes in fair value in earnings in the period of change. HP recognizes the gain or loss on foreign currency forward contracts used to hedge balance sheet exposures in Interest and other, net in the Consolidated Condensed Statements of Earnings in the same period as the remeasurement gain and loss of the related foreign currency-denominated assets and liabilities. HP recognizes the gain or loss on the total return swaps and interest rate swaps in Interest and other, net in the same period as the gain or loss from changes in the fair value of amounts owed to participants in the executive deferred compensation plan.

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged instrument with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge in the Consolidated Condensed Statements of Earnings in the same period in which ineffectiveness occurs. Amounts excluded from the assessment of effectiveness are recognized in the Consolidated Condensed Statements of Earnings in the period they arise.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of January 31, 2014					As of October 31, 2013
	Gross Notional(1)	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Gross Notional(1)	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$12,350	$14	$127	$—	$116	$11,100	$31	$125	$—	$107
Cash flow hedges:
Foreign exchange contracts	22,035	226	60	234	106	22,463	79	40	341	80
Net investment hedges:
Foreign exchange contracts	1,957	60	67	7	9	1,920	30	40	20	12

Total derivatives designated as hedging instruments	36,342	300	254	241	231	35,483	140	205	361	199

Derivatives not designated as hedging instruments
Foreign exchange contracts	12,652	98	45	64	32	16,048	72	26	76	20
Other derivatives	310	2	1	4	—	344	8	1	—	—

Total derivatives not designated as hedging instruments	12,962	100	46	68	32	16,392	80	27	76	20

Total derivatives	$49,304	$400	$300	$309	$263	$51,875	$220	$232	$437	$219

(1)
Represents the amount of contracts that were outstanding as of January 31, 2014 and October 31, 2013, respectively.

Offsetting of Derivative Instruments

        HP recognizes all derivatives on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral under its collateral security agreements. As of January 31, 2014 and October 31, 2013 information related to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

the potential effect of HP's master netting agreements and collateral security agreements were as follows:

	As of January 31, 2014
	In the Consolidated Condensed Balance Sheets
	(i)	(ii)	(iii) = (i)-(ii)	(iv)	(v)		(vi) = (iii)-(iv)-(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$700	$—	$700	$363	$180		$157
Derivative liabilities	$572	$—	$572	$363	$155	(1)	$54

(1)
Of the $155 million of collateral posted, $62 million was through re-use of counterparty cash collateral and $93 million was in cash.

	As of October 31, 2013
	In the Consolidated Condensed Balance Sheets
	(i)	(ii)	(iii) = (i)-(ii)	(iv)	(v)		(vi) = (iii)-(iv)-(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$452	$—	$452	$372	$30		$50
Derivative liabilities	$656	$—	$656	$372	$283	(1)	$1

(1)
Of the $283 million of collateral posted, $30 million was through re-use of counterparty cash collateral and $253 million was in cash.

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three months ended January 31, 2014 and 2013 were as follows:

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended January 31, 2014	Hedged Item	Location	Three months ended January 31, 2014
		In millions			In millions
Interest rate contracts	Interest and other, net	$(24)	Fixed-rate debt	Interest and other, net	$24

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

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended January 31, 2014 and 2013 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Three months ended January 31, 2014	Location	Three months ended January 31, 2014
	In millions		In millions
Cash flow hedges:
Foreign exchange contracts	$175	Net revenue	$(63)
Foreign exchange contracts	(87)	Cost of products	(23)
Foreign exchange contracts	—	Other operating expenses	(4)
Foreign exchange contracts	(18)	Interest and other, net	(19)

Total cash flow hedges	$70		$(109)

Net investment hedges:
Foreign exchange contracts	$66	Interest and other, net	$—

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Three months ended January 31, 2013	Location	Three months ended January 31, 2013
	In millions		In millions
Cash flow hedges:
Foreign exchange contracts	$(199)	Net revenue	$(57)
Foreign exchange contracts	(125)	Cost of products	(3)
Foreign exchange contracts	8	Other operating expenses	1
Foreign exchange contracts	2	Interest and other, net	(5)

Total cash flow hedges	$(314)		$(64)

Net investment hedges:
Foreign exchange contracts	$(15)	Interest and other, net	$—

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        As of January 31, 2014, no portion of the hedging instruments gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. As of January 31, 2013, the portion of hedging instruments gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three months ended January 31, 2014 and 2013.

        As of January 31, 2014, HP expects to reclassify an estimated net Accumulated other comprehensive loss of approximately $28 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

        The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three months ended January 31, 2014 and 2013 were as follows:

	Gain (Loss) Recognized in Earnings on Derivatives
	Location	Three months ended January 31, 2014
		In millions
Foreign exchange contracts	Interest and other, net	$190
Other derivatives	Interest and other, net	(10)
Interest rate contracts	Interest and other, net	—

Total		$180

	Gain (Loss) Recognized in Earnings on Derivatives
	Location	Three months ended January 31, 2013
		In millions
Foreign exchange contracts	Interest and other, net	$(40)
Other derivatives	Interest and other, net	7
Interest rate contracts	Interest and other, net	2

Total		$(31)

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

	January 31, 2014	October 31, 2013
	In millions
Minimum lease payments receivable	$7,198	$7,505
Unguaranteed residual value	249	252
Unearned income	(597)	(604)

Financing receivables, gross	6,850	7,153
Allowance for doubtful accounts	(132)	(131)

Financing receivables, net	6,718	7,022
Less current portion	(3,054)	(3,144)

Amounts due after one year, net	$3,664	$3,878

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

        The credit risk profile of gross financing receivables, based on internally assigned ratings, was as follows:

	January 31, 2014	October 31, 2013
	In millions
Risk Rating
Low	$3,724	$3,948
Moderate	3,000	3,084
High	126	121

Total	$6,850	$7,153

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

  Allowance for Doubtful Accounts

        The allowance for doubtful accounts for financing receivables is comprised of a general reserve and a specific reserve. HP maintains general reserve percentages on a regional basis and bases such percentages on several factors, including consideration of historical credit losses and portfolio delinquencies, trends in the overall weighted-average risk rating of the portfolio, current economic conditions and information derived from competitive benchmarking. HP excludes accounts evaluated as part of the specific reserve from the general reserve analysis. HP establishes a specific reserve for leases with identified exposures, such as customer defaults, bankruptcy or other events, that make it unlikely that HP will recover its investment in the lease. For individually evaluated receivables, HP determines the expected cash flow for the receivable, which includes consideration of estimated proceeds from disposition of the collateral, and calculates an estimate of the potential loss and the probability of loss. For those accounts where a loss is probable, HP records a specific reserve. HP generally records a write-off or specific reserve when an account reaches 180 days past due, or sooner if HP determines that the account is not collectible.

        The allowance for doubtful accounts for financing receivables as of January 31, 2014, and changes during the three months ended January 31, 2014 were as follows:

Three months ended January 31, 2014
In millions
Balance at beginning of period	$131
Provision for doubtful accounts	7
Deductions, net of recoveries	(6)

Balance at end of period	$132

        The allowance and related gross financing receivables collectively and individually evaluated for loss were as follows:

	January 31, 2014	October 31, 2013
	In millions
Allowance for financing receivables collectively evaluated for loss	$93	$95
Allowance for financing receivables individually evaluated for loss	39	36

Total	$132	$131

Gross financing receivables collectively evaluated for loss	$6,510	$6,773
Gross financing receivables individually evaluated for loss	340	380

Total	$6,850	$7,153

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

        The following table summarizes the aging and non-accrual status of gross financing receivables:

	January 31, 2014	October 31, 2013
	In millions
Billed(1):
Current 1-30 days	$242	$217
Past due 31-60 days	38	50
Past due 61-90 days	24	15
Past due >90 days	56	46
Unbilled sales-type and direct-financing lease receivables	6,490	6,825

Total gross financing receivables	$6,850	$7,153

Gross financing receivables on non-accrual status(2)	$191	$199

Gross financing receivables 90 days past due and still accruing interest(2)	$149	$181

(1)
Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)
Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

  Operating Leases

        Operating lease assets included in machinery and equipment in the Consolidated Condensed Balance Sheets were as follows:

	January 31, 2014	October 31, 2013
	In millions
Equipment leased to customers	$3,751	$3,822
Accumulated depreciation	(1,404)	(1,452)

Operating lease assets, net	$2,347	$2,370

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Guarantees

  Guarantees

        In the ordinary course of business, HP may issue performance guarantees to certain of its clients, customers and other parties pursuant to which HP has guaranteed the performance obligations of third parties. Some of those guarantees may be backed by standby letters of credit or surety bonds. In general, HP would be obligated to perform over the term of the guarantee in the event a specified triggering event occurs as defined by the guarantee. HP believes the likelihood of having to perform under a material guarantee is remote.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Guarantees (Continued)

        HP's aggregate product warranty liabilities as of January 31, 2014, and changes during the three months ended January 31, 2014 were as follows:

Three months ended January 31, 2014
In millions
Balance at beginning of period	$2,031
Accruals for warranties issued	447
Adjustments related to pre-existing warranties (including changes in estimates)	7
Settlements made (in cash or in kind)	(481)

Balance at end of period	$2,004

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	January 31, 2014		October 31, 2013
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$5,882	2.7%	$5,226	2.8%
Commercial paper(1)	308	0.4%	327	0.4%
Notes payable to banks, lines of credit and other(1)	431	3.7%	426	1.7%

	$6,621		$5,979

(1)
Commercial paper includes $308 million and $327 million and Notes payable to banks, lines of credit and other includes $389 million and $368 million at January 31, 2014 and October 31, 2013, respectively, of borrowing and funding-related activity associated with HP Financial Services ("HPFS") and its subsidiaries.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	January 31, 2014	October 31, 2013
	In millions
U.S. Dollar Global Notes
2006 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	$499	$499
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, paid March 2014	2,000	1,999
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, due June 2014	1,500	1,500
2009 Shelf Registration Statement:
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, due September 2015	1,100	1,100
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015	650	650
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	1,349	1,349
$500 issued at par in May 2011 at three-month USD LIBOR plus 0.4%, due May 2014	500	500
$500 issued at discount to par at a price of 99.971% in May 2011 at 1.55%, due May 2014	500	500
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	1,000
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, due March 2015	750	750
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016	1,298	1,298
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,198	1,198
$350 issued at par in September 2011 at three-month USD LIBOR plus 1.55%, due September 2014	350	350
$650 issued at discount to par at a price of 99.946% in December 2011 at 2.625%, due December 2014	650	650
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016	849	849
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,496	1,496
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, due September 2017	1,500	1,500
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	750	—
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	1,249	—

	22,684	20,684
EDS Senior Notes
$300 issued October 1999 at 7.45%, due October 2029	314	314
Other, including capital lease obligations, at 0.00%-8.50%, due in calendar years 2014-2024(1)	740	689
Fair value adjustment related to hedged debt	115	147
Less: current portion	(5,882)	(5,226)

Total long-term debt	$17,971	$16,608

(1)
Other, including capital lease obligations includes $211 million and $244 million at January 31, 2014 and October 31, 2013, respectively, of borrowing and funding-related activity associated with HPFS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

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

        HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes and EDS Senior Notes set forth in the above table at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.

        In May 2012, HP filed a shelf registration statement (the "2012 Shelf Registration Statement") with the Securities Exchange Commission ("SEC") to enable the company to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants. The 2012 Shelf Registration Statement replaced the registration statement filed in May 2009.

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

        As of January 31, 2014, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2012 Shelf Registration Statement. As of that date, HP also had up to $17.6 billion of available borrowing resources, including $16.2 billion in available capacity under its commercial paper programs and $1.4 billion relating to uncommitted lines of credit. The extent to which HP is able to utilize the 2012 Shelf Registration Statement and the commercial paper programs as sources of liquidity at any given

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

time is subject to a number of factors, including market demand for HP securities and commercial paper, HP's financial performance, HP's credit ratings and market conditions generally.

        Interest expense on borrowings recognized in the Consolidated Condensed Statements of Earnings was as follows:

		Three months ended January 31
Expense	Location	2014	2013
		In millions
Financing interest	Financing interest	$72	$80
Interest expense	Interest and other, net	99	122

Total interest expense		$171	$202

Note 12: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 22.3% and 21.7% for the three months ended January 31, 2014 and 2013, respectively. HP's effective tax rate generally differs from the U.S. federal statutory tax rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all foreign earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

        In the three months ended January 31, 2014, HP recorded $22 million of net tax charges related to discrete items. These amounts included $37 million of various tax charges and $15 million of tax benefits on restructuring charges.

        In the three months ended January 31, 2013, HP recorded $5 million of net tax charges related to discrete items. These amounts consisted primarily of a tax charge of $150 million related to a past uncertain tax position offset by approximately $50 million of various adjustments to estimated tax provisions of foreign jurisdictions as well as $45 million of benefits associated with restructuring charges, various uncertain tax positions and valuation allowance adjustments. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law. HP recorded a tax benefit of $50 million arising from the retroactive research and development credit provided by that legislation in the first quarter of fiscal 2013.

  Uncertain Tax Positions

        HP is subject to income tax in the United States and approximately 80 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. HP believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. HP regularly assesses the likely outcomes of these audits in order to determine the appropriateness of our tax provision. HP adjusts its uncertain tax positions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular audit. However, income tax audits are inherently unpredictable and there can

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Income Taxes (Continued)

be no assurance that HP will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the Provision for taxes and therefore the resolution of one or more of these uncertainties in any particular period could have a material impact on net income or cash flows.

        As of January 31, 2014, the amount of unrecognized tax benefits was $3.5 billion, of which up to $1.8 billion would affect HP's effective tax rate if realized. HP recognizes interest income from favorable settlements and income tax receivables and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Consolidated Condensed Statements of Earnings. As of January 31, 2014, HP had accrued $212 million for interest and penalties.

        HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any U.S. Internal Revenue Service audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $1.2 billion within the next 12 months.

  Deferred Tax Assets and Liabilities

        Current and long-term deferred tax assets and liabilities are presented in the Consolidated Condensed Balance Sheets as follows:

	January 31, 2014	October 31, 2013
	In millions
Current deferred tax assets	$3,362	$3,893
Current deferred tax liabilities	(454)	(375)
Long-term deferred tax assets	1,253	1,346
Long-term deferred tax liabilities	(2,131)	(2,668)

Net deferred tax position	$2,030	$2,196

Note 13: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the three months ended January 31, 2014, HP executed share repurchases of 21 million shares, 20 million shares of which were settled for $565 million. HP had 1 million shares repurchased in the first quarter of fiscal 2014 that will be settled in the second quarter of fiscal 2014. HP paid $253 million in connection with repurchases of 19 million shares during the three months ended January 31, 2013. The shares repurchased and settled in the three months ended January 31, 2014 and 2013 were all open market transactions. As of January 31, 2014, HP had remaining authorization of $7.1 billion for future share repurchases.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

  Reclassifications and Taxes related to Items of Other Comprehensive Income (Loss)

	Three months ended January 31
	2014	2013
	In millions
Other comprehensive income (loss):
Net change in unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains recognized in OCI, net of tax benefit of $1 million in 2014 and net of tax expense of $33 million in 2013	$—	$(30)
Reclassifications of (gains) losses into earnings, with no tax effect in 2014 and 2013	(1)	—

	(1)	(30)

Net change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) recognized in OCI, net of tax expense of $40 million in 2014 and net of tax benefit of $102 million in 2013	30	(212)
Reclassifications of losses (gains) into earnings, net of tax benefit of $34 million in 2014 and net of tax benefit of $17 million in 2013(1)	75	47

	105	(165)

Net change in unrealized components of defined benefit plans(2):
Amortization of actuarial loss and prior service benefit, net of tax benefit of $12 million in 2014 and net of tax benefit of $5 million in 2013	51	78
Curtailments, settlements and other, with no tax effect in 2014 and net of tax of $1 million in 2013	—	12

	51	90

Net change in cumulative translation adjustment, net of tax expense of $20 million in 2014 and net of tax benefit of $18 million in 2013	(44)	(8)

Other comprehensive income (loss)	$111	$(113)

(1)
Reclassification of pre-tax losses on cash flow hedges into the Consolidated Condensed Statements of Earnings was as follows:

	Three months ended January 31
	2014	2013
	In millions
Net revenue	63	57
Cost of products	23	3
Other operating expenses	4	(1)
Interest and other, net	19	5
(2)
These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 14.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss, net of taxes as of January 31, 2014, and changes during the three months ended January 31, 2014 were as follows:

	Net unrealized gain on available- for-sale securities	Net unrealized loss on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$76	$(188)	$(3,084)	$(582)	$(3,778)
Other comprehensive income (loss) before reclassifications	—	30	—	(44)	(14)
Amounts reclassified from accumulated other comprehensive income	(1)	75	51	—	125

Balance at end of period	$75	$(83)	$(3,033)	$(626)	$(3,667)

Note 14: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit (credit) costs were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2014	2013	2014	2013	2014	2013
	In millions
Service cost	$—	$—	$78	$86	$1	$2
Interest cost	142	140	183	172	8	8
Expected return on plan assets	(203)	(211)	(282)	(257)	(8)	(8)
Amortization and deferrals:
Actuarial loss (gain)	4	20	78	87	(3)	—
Prior service benefit	—	—	(6)	(7)	(10)	(17)

Net periodic benefit (credit) cost	$(57)	$(51)	$51	$81	$(12)	$(15)
Curtailment gain	—	—	—	—	—	(3)
Settlement loss	—	5	—	—	—	—
Special termination benefits	—	—	6	3	(11)	—

Net benefit (credit) cost	$(57)	$(46)	$57	$84	$(23)	$(18)

Employer Contributions and Funding Policy

        HP's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2013 that it expected to contribute in fiscal 2014 approximately $617 million to its non-U.S.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans (Continued)

pension plans and expected to pay approximately $33 million to cover benefit payments to U.S. non-qualified plan participants. HP expected to pay approximately $109 million to cover benefit claims for HP's post-retirement benefit plans.

        During the three months ended January 31, 2014, HP contributed $72 million to its non-U.S. pension plans, paid $6 million to cover benefit payments to U.S. non-qualified plan participants, and paid $26 million to cover benefit claims under HP's post-retirement benefit plans. During the remainder of fiscal 2014, HP anticipates making additional contributions of approximately $545 million to its non-U.S. pension plans and approximately $27 million to its U.S. non-qualified plan participants and expects to pay approximately $83 million to cover benefit claims under HP's post-retirement benefit plans.

        HP's pension and other post-retirement benefit costs and obligations depend on various assumptions. Differences between expected and actual returns on investments and changes in discount rates and other actuarial assumptions are reflected as unrecognized gains or losses, and such gains or losses are amortized to earnings in future periods. A deterioration in the funded status of a plan could result in a need for additional company contributions or an increase in net pension and post-retirement benefit costs in future periods. Actuarial gains or losses are determined at the measurement date and amortized over the remaining service life for active plans or the life expectancy of plan participants for frozen plans.

Note 15: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters, and, as of January 31, 2014, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP's financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in the Stuttgart Civil Court seeking to impose levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under existing law. VG Wort appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. On September 21, 2010, the Constitutional Court published a decision holding that the German Federal Supreme Court erred by not referring questions on interpretation of German copyright law to the Court of Justice of the European Union ("CJEU") and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing on this matter with other cases relating to reprographic levies on printers and PCs that was held on October 31, 2013. The German Federal Supreme Court adopted a decision on January 22, 2014 reopening the oral hearing and scheduling a new hearing for April 30, 2014.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Technology Solutions GmbH ("Fujitsu") in the Munich Civil Court in Munich, Germany seeking to impose levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against Fujitsu. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that Fujitsu must pay €12 plus compound interest for each PC sold in Germany since March 2001. Fujitsu appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. Fujitsu filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, were not subject to the levies on photocopiers established by that law. VG Wort subsequently filed a claim with the German Federal Constitutional Court challenging that ruling. In January 2011, the Constitutional Court published a decision holding that the German Federal Supreme Court decision was inconsistent with the German Constitution and revoking the German Federal Supreme Court decision. The Constitutional Court also remitted the matter to the German Federal Supreme Court for further action. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU issued its decision responding to those

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

questions. The German Federal Supreme Court subsequently scheduled a joint hearing on that matter with other cases relating to reprographic levies on printers that was held on October 31, 2013. The German Federal Supreme Court adopted a decision on January 22, 2014 reopening the oral hearing and scheduling a new hearing for April 30, 2014.

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

  •
  Benedict v. Hewlett-Packard Company is a purported collective action filed on January 10, 2013 in the United States District Court for the Northern District of California alleging that certain technical support employees allegedly involved in installing, maintaining and/or supporting computer software and/or hardware for HP were misclassified as exempt employees under the Fair Labor Standards Act. The plaintiff has also alleged that HP violated California law by, among other things, allegedly improperly classifying these employees as exempt. On September 20, 2013, the plaintiffs filed a motion for conditional class certification. On February 13, 2014, the court granted the plaintiff's motion for conditional class certification.

        State of South Carolina Department of Social Services Contract Dispute.    In October 2012, the State of South Carolina Department of Social Services and related government agencies ("SCDSS") filed a proceeding before South Carolina's Chief Procurement Officer ("CPO") against Hewlett-Packard State & Local Enterprise Services, Inc., a subsidiary of HP ("HPSLES"). The dispute arises from a contract between SCDSS and HPSLES for the design, implementation and maintenance of a Child Support Enforcement and a Family Court Case Management System (the "CFS System"). SCDSS seeks aggregate damages of approximately $275 million, a declaration that HPSLES is in material breach of the contract and, therefore, that termination of the contract for cause by SCDSS would be appropriate, and a declaration that HPSLES is required to perform certain additional disputed work that expands the scope of the original contract. In November 2012, HPSLES filed responsive pleadings asserting defenses and seeking payment of past-due invoices totaling more than $12 million. On July 10, 2013, SCDSS terminated the contract with HPSLES for cause, and, in its termination notice, SCDSS asserted

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

that HPSLES is responsible for all future federal penalties until the CFS System achieves federal certification, sought an immediate order requiring HPSLES to transfer to SCDSS all work completed and in progress, and indicated that it intends to seek suspension and debarment of HPSLES from contracting with the State of South Carolina. HPSLES is disputing the termination as improper and defective. In addition, on August 9, 2013, HPSLES filed its own affirmative claim within the proceeding alleging that SCDSS materially breached the contract by its improper termination and that SCDSS was a primary and material cause of the project delays. On September 4, 2013, the CPO denied SCDSS's motion for injunctive relief seeking immediate transfer of the system assets to SCDSS and indicated that the CPO would address that request following a hearing on the merits. The hearing on the merits before the CPO concluded on February 25, 2014. Proposed orders are due to be submitted on March 26, 2014, and closing arguments are scheduled for April 30, 2014.

        India Directorate of Revenue Intelligence Proceedings.    On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the "DRI") issued show cause notices to Hewlett-Packard India Sales Private Ltd ("HPI"), a subsidiary of HP, seven then-current HP employees and one former HP employee alleging that HP underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. Prior to the issuance of the show cause notices, HP deposited approximately $16 million with the DRI and agreed to post a provisional bond in exchange for the DRI's agreement to not seize HP products and spare parts and to not interrupt the transaction of business by HP in India.

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

        HPI filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HPI to deposit an additional $24 million against the products order, which HPI deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HPI filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. A hearing has been set for June 10, 2014.

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

        HP is cooperating with these investigating agencies and is in advanced discussions with the U.S. enforcement agencies to resolve their investigations.

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

        Stockholder Litigation.    As described below, HP is involved in various stockholder litigation matters commenced against certain current and former HP executive officers and/or certain current and former members of HP's Board of Directors in which the plaintiffs are seeking to recover damages related to HP's allegedly inflated stock price, certain compensation paid by HP to the defendants, other damages and/or injunctive relief:

  •
  Saginaw Police & Fire Pension Fund v. Marc L. Andreessen, et al.  is a lawsuit filed on October 19, 2010 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and were unjustly enriched by consciously disregarding HP's alleged violations of the FCPA. On August 15, 2011, the defendants filed a motion to dismiss the lawsuit. On March 21, 2012, the court granted the defendants' motion to dismiss, and the court entered judgment in the defendants' favor and closed the case on May 29, 2012. On June 28, 2012, the plaintiff filed an appeal with the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed. A new argument date has not yet been set.

  •
  A.J. Copeland v. Raymond J. Lane, et al. ("Copeland I")  is a lawsuit filed on March 7, 2011 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's alleged violations of the FCPA, HP's severance payments made to Mark Hurd (a former Chairman of HP's Board of Directors and HP's Chief Executive Officer), and HP's acquisition of 3PAR Inc. The lawsuit also alleges violations of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") in connection with HP's 2010 and 2011 proxy statements. On February 8, 2012, the defendants filed a motion to dismiss the lawsuit. On October 10, 2012, the court granted the defendants' motion to dismiss with leave to file an amended complaint. On November 1, 2012, plaintiff filed an amended complaint adding an unjust enrichment claim and claims that the defendants violated Section 14(a) of the Exchange Act and breached their fiduciary duties in connection with HP's 2012 proxy statement. On December 13, 14 and 17, 2012, the defendants moved to dismiss the amended complaint. On December 28, 2012, plaintiff moved for leave to file a third amended complaint. On May 6, 2013, the court denied the motion for leave to amend, granted the motions to dismiss with prejudice and entered judgment in the defendants' favor. On May 31, 2013, plaintiff filed an appeal with the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed.

  •
  A.J. Copeland v. Léo Apotheker, et al. ("Copeland II")  is a lawsuit filed on February 10, 2014 in the United States District Court for the Northern District of California alleging, among other things, that the defendants used their control over HP and its corporate suffrage process in effectuating, directly participating in and/or aiding and abetting violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and breach of the duty of candor. The claims arise out of the circumstances at HP relating to its 2013 and 2014 proxy

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    statements, the departure of Mr. Hurd as Chairman of HP's Board of Directors and HP's Chief Executive Officer, alleged violations of the FCPA, and HP's acquisition of 3PAR Inc. and Autonomy Corporation plc ("Autonomy"). On February 25, 2014, the court issued an order granting HP's administrative motion to relate Copeland II to Copeland I.

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

  •
  Ernesto Espinoza v. Léo Apotheker, et al.  and Larry Salat v. Léo Apotheker, et al. are consolidated lawsuits filed on September 21, 2011 in the United States District Court for the Central District of California alleging, among other things, that the defendants violated Section 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched when they authorized HP's repurchase of its own stock on August 29, 2010 and July 21, 2011. These lawsuits were previously stayed pending developments in the Gammel matter, but those stays have been lifted. The plaintiffs filed an amended consolidated complaint on August 21, 2013, and, on October 28, 2013, the defendants filed a motion to stay these matters. In an order dated February 13, 2014, the court granted the motion to stay and set a conference for August 11, 2014. The court has scheduled a jury trial to begin on July 14, 2015.

  •
  Luis Gonzalez v. Léo Apotheker, et al.  and Richard Tyner v. Léo Apotheker, et al. are consolidated lawsuits filed on September 29, 2011 and October 5, 2011, respectively, in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business and by authorizing HP's repurchase of its own stock on August 29, 2010 and July 21, 2011. The lawsuits are currently stayed pending resolution of the Espinoza/Salat consolidated action in federal court. The court has scheduled a status conference for March 17, 2014.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

  •
  Cement & Concrete Workers District Council Pension Fund v. Hewlett-Packard Company, et al.  is a putative securities class action filed on August 3, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from November 13, 2007 to August 6, 2010 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making statements regarding HP's Standards of Business Conduct ("SBC") that were false and misleading because Mr. Hurd, who was serving as HP's Chairman and Chief Executive Officer during that period, had been violating the SBC and concealing his misbehavior in a manner that jeopardized his continued employment with HP. On February 7, 2013, the defendants moved to dismiss the amended complaint. On August 9, 2013, the court granted the defendants' motion to dismiss with leave to amend the complaint by September 9, 2013. The plaintiffs filed an amended complaint on September 9, 2013, and the defendants moved to dismiss that complaint on October 24, 2013. A hearing on the defendants' motion to dismiss the amended complaint is scheduled for March 13, 2014.

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

        Litigation.    As described below, HP is involved in various stockholder litigation relating to, among other things, its November 20, 2012 announcement that it recorded a non-cash charge for the impairment of goodwill and intangible assets within its Software segment of approximately $8.8 billion in the fourth quarter of its 2012 fiscal year and HP's statements that, based on HP's findings from an ongoing investigation, the majority of this impairment charge related to accounting improprieties, misrepresentations to the market and disclosure failures at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy and the impact of those improprieties, failures and misrepresentations on the expected future financial performance of the Autonomy business over the long term. This stockholder litigation was commenced against, among others, certain current and former HP executive officers, certain current and former members of HP's Board of Directors, and certain advisors to HP. The plaintiffs in these litigation matters are seeking to recover certain compensation paid by HP to the defendants and/or other damages. These matters include the following:

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

  •
  In re Hewlett-Packard Shareholder Derivative Litigation consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP's acquisition of Autonomy and Autonomy's IDOL technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in "abuse of control" over HP and corporate waste and were unjustly enriched. The litigation was stayed by agreement until July 31, 2013. On July 30, 2013, HP filed a motion to further stay the litigation until HP's Board of Directors decides whether to pursue any of the claims asserted in the litigation or the court rules on HP's motion to dismiss the consolidated complaint in the In re HP Securities Litigation matter. The court extended the stay of the litigation until March 31, 2014.

  •
  In re HP ERISA Litigation consists of three consolidated putative class actions filed beginning on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 18, 2011 to November 22, 2012, the defendants breached their fiduciary obligations to HP's 401(k) Plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of the Employee Retirement Income Security Act of 1974, as amended, by concealing negative information regarding the financial performance of Autonomy and HP's enterprise services business and by failing to restrict participants from investing in HP stock. On August 16, 2013, HP filed a motion to dismiss the lawsuit. The motion to dismiss was heard on February 28, 2014.

  •
  Vincent Ho v. Margaret C. Whitman, et al. is a lawsuit filed on January 22, 2013 in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    2012. On April 22, 2013, the court stayed the lawsuit pending resolution of the In re Hewlett-Packard Shareholder Derivative Litigation matter in federal court. Two additional derivative actions, James Gould v. Margaret C. Whitman, et al. and Leroy Noel v. Margaret C. Whitman, et al., were filed in California Superior Court on July 26, 2013 and August 16, 2013, respectively, containing substantially similar allegations and seeking substantially similar relief. Those actions also have been stayed pending resolution of the In re Hewlett-Packard Shareholder Derivative Litigation matter.

Environmental

        HP's operations and products are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of HP's products and the recycling, treatment and disposal of those products. In particular, HP faces increasing complexity in its product design and procurement operations as it adjusts to new and future requirements relating to the chemical and materials composition of its products, their safe use, and the energy consumption associated with those products, including requirements relating to climate change. HP is also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). HP could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws or if its products become non-compliant with environmental laws. HP's potential exposure includes fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean-up costs. The amount and timing of costs to comply with environmental laws are difficult to predict.

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

        HP's operations are organized into seven reportable segments for financial reporting purposes: Personal Systems, Printing, the Enterprise Group, Enterprise Services, Software, HP Financial Services and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The reportable segments are based on this organizational structure and information reviewed by HP's management to evaluate segment results.

        The Personal Systems segment and the Printing segment are structured beneath a broader Printing and Personal Systems Group ("PPS"). While PPS is not a reportable segment, HP sometimes provides financial data aggregating the Personal Systems and the Printing segments within it in order to provide a supplementary view of its business.

        A description of the types of products and services provided by segment follows.

        The Printing and Personal Systems Group's mission is to leverage the respective strengths of the Personal Systems business and the Printing business by creating a unified business that is customer-focused and poised to capitalize on rapidly shifting industry trends. Each of the segments within PPS is described below.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  •
  Inkjet and Printing Solutions delivers HP's consumer and SMB inkjet solutions (hardware, supplies, media, and web-connected hardware and services). It includes single-function and all-in-one inkjet printers. Ongoing initiatives and programs such as Ink in the Office and Ink Advantage and newer initiatives such as Instant Ink are meant to provide innovative printing solutions to consumers and SMBs and include HP's Officejet Premium and Officejet Pro inkjet product portfolios.

  •
  LaserJet and Enterprise Solutions delivers HP's commercial and laserjet products, services and solutions to SMB and enterprise segments, including LaserJet printers and supplies (toner), multi-function devices, scanners, web-connected hardware and managed services, and enterprise software solutions, such as Web Jetadmin. Our Managed Print Services business provides printing equipment, supplies, support, workflow optimization and security services for SMB and enterprise customers around the world, utilizing proprietary HP tools and fleet management solutions as well as third-party software.

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

        The Enterprise Group provides servers, storage, networking and technology services that, when combined with HP's Cloud solutions, enable the customers to manage applications across public cloud, virtual private cloud, private cloud and traditional IT environments. Described below are HP's business units and capabilities within EG.

  •
  Industry Standard Servers offers ProLiant servers, running primarily Windows, Linux and virtualization platforms from software providers such as Microsoft Corporation and VMware, Inc. and open sourced software from other major vendors while leveraging x86 processors from Intel Corporation and Advanced Micro Devices, Inc. The business spans a range of server product lines, including microservers, towers, traditional rack, density-optimized rack and blades, as well as hyperscale solutions for large, distributed computing companies who buy and deploy nodes at a massive scale. The recently launched HP Moonshot servers, which operate on ARM-based, AMD-based and Intel® Atom™-based processors, offer reduced cost, space, energy and complexity compared to traditional servers.

  •
  Business Critical Systems offers HP Integrity servers based on the Intel® Itanium®-based processor, HP Integrity NonStop solutions and mission critical x86 ProLiant Servers.

  •
  Storage offers traditional storage and Converged Storage solutions. Traditional storage includes tape, storage networking and legacy external disk products such as EVA and XP. Converged Storage solutions include 3PAR StoreServ, StoreOnce, StoreVirtual, and StoreAll products.

  •
  Networking offers switches, routers, wireless local area network ("WLAN") and network management products that span the data center, campus and branch environments and deliver

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

    software-defined networking and unified communications capabilities. HP's unified wired and wireless networking offerings include both WLAN access points and controllers/switches.

  •
  Technology Services provides technology consulting and support service focused on cloud, mobility and big data and provides IT organizations with advice, design, implementation, migration and optimization of HP's Enterprise Group platforms: servers, storage, networking and converged infrastructure. Support services include Datacenter Care, Foundation Care, Proactive Care, Flexible Capacity services and Lifecycle Event services. These services are available in the form of service contracts, pre-packaged offerings or on a customized basis.

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

  •
  Application and Business Services helps clients develop, revitalize and manage their applications and information assets. The portfolio also includes intellectual property-based industry solutions along with technologies and related services, all of which help clients better manage their critical business processes for customer relationship management, finance and administration, human resources, payroll and document processing.

        Software provides IT management, information management, big data and security solutions for businesses and enterprises of all sizes to help them navigate the new style of IT. HP's IT management solutions help customers deliver applications and services that perform to defined standards and automate and assure the underlying infrastructure, be it traditional, cloud or hybrid. HP's big data solutions include the HP HAVEn Big Data platform, which, together with the Autonomy, Vertica, and security products, is designed to help customers manage their structured and unstructured information securely. HP's security solutions provide security from the infrastructure through applications and information.

        HP's software offerings include licenses, support, professional services and Software-as-a-Service ("SaaS"). Described below are HP's global business capabilities within Software.

  •
  IT Operations Management, which is part of our IT Management offerings, provides software required to automate routine IT tasks and to pinpoint IT problems when they occur, helping enterprises to reduce operational costs and improve the reliability of applications running in a traditional, cloud or hybrid environment.

  •
  Application Delivery Management, which is part of our IT Management offerings, provides software that enables organizations to deliver high performance applications for the new style of IT by automating the processes required to ensure the quality and scalability of desktop, web, mobile and cloud-based applications.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  •
  Enterprise Security software is designed to disrupt fraud, hackers and cyber criminals by scanning software and websites for security vulnerabilities, improving network defenses and providing real-time warning of threats as they emerge.

  •
  HP Autonomy offers a wide-array of software that enable enterprises to monetize and protect their information such as video, audio and text documents through solutions for marketing optimization, information governance and e-discovery.

  •
  Vertica is HP's next-generation Big Data analytics software, designed to capture and analyze information at massive scale and speed while reducing costs by using open-system infrastructure.

        HP Financial Services acts as a strategic enabler for HP by providing financing for customers to purchase complete IT solutions, including hardware, software and services from HP. HPFS offers financial solutions to customers to manage to the lowest total cost of ownership—from planning and acquiring technology all the way to replacing or retiring it. HPFS offers leasing, financing, utility programs and asset management services for large enterprise customers. HPFS also helps customers to manage the risks of older or surplus IT equipment, which helps provide full life cycle coverage to HPFS customers.

        Corporate Investments includes HP Labs and certain business incubation projects.

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive segment results are substantially the same as those the consolidated company uses. Management measures the performance of each segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the segments.

        Segment revenue includes revenues from sales to external customers and intersegment revenues that reflect transactions between the segments that are carried out at an arm's-length transfer price. Intersegment revenues primarily consist of sales of hardware and software that are sourced internally and, in the majority of the cases, are classified as operating leases within HPFS. HP's consolidated net revenue is derived and reported after the elimination of intersegment revenues from such arrangements in accordance with U.S. GAAP.

        Financing interest in the Consolidated Condensed Statements of Earnings reflects interest expense on debt attributable to HPFS. Debt attributable to HPFS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and borrowing and funding-related activity associated with HPFS and its subsidiaries.

        HP does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate governance costs, stock-based compensation expense, amortization of intangible assets, restructuring charges and acquisition-related charges.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        Effective at the beginning of its first quarter of fiscal 2014, HP implemented certain organizational changes to align its segment financial reporting more closely with its current business structure. These organizational changes include:

  •
  transferring the HP Exstream business from the Commercial Hardware business unit within the Printing segment to the Software segment;

  •
  transferring the Personal Systems trade and warranty support business from the TS business unit within the EG segment to the Other business unit within the Personal Systems segment;

  •
  transferring the spare and replacement parts business supporting the Personal Systems and Printing segments from the TS business unit within the EG segment to the Other business unit within the Personal Systems segment and the Commercial Hardware business unit within the Printing segment, respectively;

  •
  transferring certain cloud-related incubation activities previously reported in Corporate and unallocated costs and eliminations and in the EG segment to the Corporate Investments segment.

        In addition, HP transferred certain intrasegment eliminations from the ES segment and the EG segment to corporate intersegment revenue eliminations.

        HP has reflected these changes to its segment information in prior periods on an as-if basis, which has resulted in the transfer of revenue among the Printing, Personal Systems, EG, ES and Software segments and the transfer of operating profit among the Printing, Personal Systems, EG, Software and Corporation Investments segments. These changes had no impact on the previously reported financial results for the HPFS segment. In addition, none of these changes impacted HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. The organizational changes did not have a material effect on segment assets.

        There have been no material changes to the total assets of HP's individual segments since October 31, 2013.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        Selected segment operating results were as follows:

	Personal Systems and Printing
	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
	In millions
Three months ended January 31, 2014
Net revenue	$8,310	$5,782	$6,791	$5,283	$846	$854	$288	$28,154
Eliminations of intersegment net revenue and other	220	33	202	312	70	16	—	$853

Total segment net revenue	$8,530	$5,815	$6,993	$5,595	$916	$870	$288	$29,007

Earnings from operations	$279	$979	$1,006	$57	$145	$101	$121	$2,688

Three months ended January 31, 2013
Net revenue	$8,068	$5,904	$6,748	$5,792	$897	$946	$4	$28,359
Eliminations of intersegment net revenue and other	164	42	200	246	54	11	—	717

Total segment net revenue	$8,232	$5,946	$6,948	$6,038	$951	$957	$4	$29,076

Earnings (Loss) from operations	$233	$967	$1,070	$76	$155	$101	$(73)	$2,529

        The reconciliation of segment operating results to HP consolidated results was as follows:

	Three months ended January 31
	2014	2013
	In millions
Net Revenue:
Total segment	$29,007	$29,076
Elimination of intersegment net revenue and other	(853)	(717)

Total HP consolidated	$28,154	$28,359

Earnings before taxes:
Total segment earnings from operations	$2,688	$2,529
Corporate and unallocated costs and eliminations	(121)	(109)
Unallocated costs related to stock-based compensation	(170)	(184)
Amortization of intangible assets	(283)	(350)
Restructuring charges	(114)	(130)
Acquisition-related charges	(3)	(4)
Interest and other, net	(163)	(179)

Total HP consolidated	$1,834	$1,573

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        Net revenue by segment and business unit was as follows:

	Three months ended January 31
	2014	2013
	In millions
Notebooks	$4,335	$4,128
Desktops	3,274	3,321
Workstations	533	535
Other	388	248

Personal Systems	8,530	8,232

Supplies	3,795	3,893
Commercial Hardware	1,347	1,374
Consumer Hardware	673	679

Printing	5,815	5,946

Total Personal Systems and Printing	14,345	14,178

Industry Standard Servers	3,178	2,994
Technology Services	2,123	2,207
Storage	834	833
Networking	630	608
Business Critical Systems	228	306

Enterprise Group	6,993	6,948

Infrastructure Technology Outsourcing	3,501	3,855
Application and Business Services	2,094	2,183

Enterprise Services	5,595	6,038

Software	916	951
HP Financial Services	870	957
Corporate Investments	288	4

Total segment net revenue	29,007	29,076

Eliminations of intersegment net revenue and other	(853)	(717)

Total HP consolidated net revenue	$28,154	$28,359

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

  •
  Results of Operations.  An analysis of our financial results comparing the three months ended January 31, 2014 to the prior-year period. A discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment.

  •
  Liquidity and Capital Resources.  An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and liquidity.

  •
  Contractual and Other Obligations.  Overview of contractual obligations, retirement and post-retirement benefit plan funding, uncertain tax positions, restructuring plans and off-balance sheet arrangements.

        We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our Consolidated Condensed Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Condensed Financial Statements. That discussion should be read in conjunction with our Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this document.

OVERVIEW

        We are a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs") and large enterprises, including customers in the government, health and education sectors. Our offerings span the following: personal computing and other access devices; imaging and printing-related products and services; enterprise IT infrastructure, including enterprise server and storage technology, networking products and solutions, technology support and maintenance; multi-vendor customer services, including infrastructure technology and business process outsourcing, application development and support services, and consulting and integration services; and IT management software, information management solutions and security intelligence/risk management solutions. We have seven reportable segments for financial reporting purposes: Personal Systems, Printing, the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, HP Financial Services ("HPFS") and Corporate Investments.

        The following provides an overview of our key financial metrics by segment:

		Printing and Personal Systems Group
	HP Consolidated(1)	Personal Systems	Printing	Total	Enterprise Group	Enterprise Services	Software	HPFS	Corporate Investments(2)
	In millions, except per share amounts
Three Months Ended January 31, 2014
Net revenue	$28,154	$8,530	$5,815	$14,345	$6,993	$5,595	$916	$870	$288
Year-over-year (decrease) increase %	(0.7)%	3.6%	(2.2)%	1.2%	0.6%	(7.3)%	(3.7)%	(9.1)%	NM
Earnings from operations	$1,997	$279	$979	$1,258	$1,006	$57	$145	$101	$121
Earnings from operations as a % of net revenue	7.1%	3.3%	16.8%	8.8%	14.4%	1.0%	15.8%	11.6%	42.0%
Year-over-year increase (decrease) percentage points	0.9pts	0.5pts	0.5pts	0.3pts	(1.0)pts	(0.3)pts	(0.5)pts	1.0pts	NM
Net earnings	$1,425
Net earnings per share
Basic	$0.75
Diluted	$0.74

(1)
HP consolidated net revenue excludes intersegment net revenue and other. HP consolidated earnings from operations includes corporate and unallocated costs and eliminations, unallocated costs related to stock-based compensation, amortization of intangible assets, restructuring charges and acquisition-related charges.

(2)
"NM" represents not meaningful.

        Net revenue declined 0.7% (increased 0.3% on a constant currency basis) in the three months ended January 31, 2014, as compared to the prior-year period. The leading contributor to the net revenue decline was key account runoff in ES and unfavorable currency impacts, particularly weakness in the Japanese yen. Partially offsetting the net revenue decline was growth in Personal Systems commercial PCs as well as the sale of a portfolio of mobile computing intellectual property ("IP") which benefited the Corporate Investments segment and to a lesser extent Personal Systems. Gross margin increased by 0.5 percentage points in the three months ended January 31, 2014 due primarily to the sale of IP, gross margin improvement in Printing due to favorable currency impacts along with a favorable inkjet supplies mix, and service delivery efficiencies in ES. At the same time, we continue to experience gross margin pressures resulting from a competitive pricing environment across each of our hardware segments. Operating margin increased by 0.9 percentage points in the three months ended January 31, 2014 due primarily to the gross margin increase, lower selling, general and administrative ("SG&A") expenses and lower levels of intangible asset amortization. The decline in SG&A was due primarily to a gain from the sale of real estate and cost savings associated with our ongoing restructuring efforts, partially offset by higher litigation-related reserves.

        Our business continues to produce significant cash flow from operations, generating $3.0 billion in the three months ended January 31, 2014. Additionally, we issued $2.0 billion of long-term debt, made a $547 million net investment in property, plant and equipment, repurchased $565 million worth of common stock, and returned $278 million to stockholders through dividends. As of January 31, 2014, our investment portfolio was $16.4 billion, consisting of cash and cash equivalents and short-term and long-term investments, which was an increase of approximately $3.9 billion from the October 31, 2013 balance of $12.5 billion.

        As we entered fiscal 2014, we continued to experience challenges that represent trends and uncertainties that may affect our business and results of operations. One set of challenges relates to continuing dynamic and accelerating market trends. Another set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions, our business-specific competitors are exerting increased competitive pressure in targeted areas and are going after new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution. In addition, we are continuing to experience macroeconomic weakness across many geographic regions. A discussion of some of these challenges at the segment level is set forth below.

  •
  In Personal Systems, we continue to be negatively impacted by the market shift towards tablet products within mobility products, which has reduced the demand for consumer and notebook products. If benefits from our new product investments in this area do not materialize, we will continue to be negatively impacted by this trend. Personal Systems is also being impacted by consumer demand weakness and a competitive pricing environment. However, the pace of market contraction is slowing with signs of stabilization. In the first quarter of fiscal 2014, Personal Systems revenue increased due to growth in commercial PCs, particularly notebooks.

  •
  In Printing, we are experiencing the impact of the growth in mobility, weak consumer demand as well as an overall competitive pricing environment. To be successful in addressing these challenges, we need to execute on our key initiatives of focusing on products targeted at high usage categories, developing emerging market opportunities, and introducing new revenue delivery models to consumer customers.

  •
  In EG, we are experiencing revenue growth challenges due to multiple market trends and a highly competitive pricing environment, including the increasing demand for hyperscale computing infrastructure products and the transition to cloud computing. In addition, the market for our Business Critical Systems ("BCS") products continues to weaken as the overall market for UNIX products and services contracts. To be successful in overcoming these challenges, we must address business model shifts and go-to-market execution challenges, including improved channel execution, and continue to pursue new product innovation, such as HP Moonshot servers, 3PAR storage and the HP CloudSystem and in areas such as software-defined networking, blade servers and wireless networking.

  •
  In ES, we are facing internal execution challenges, pressured public sector spending, a competitive pricing environment, and market and macroeconomic pressures. To be successful in addressing these challenges, we must execute on our multi-year turnaround plan, which includes a cost reduction initiative to align our costs to our revenue trajectory and initiatives targeted at improved execution in the areas of sales performance and accountability, contracting practices and pricing.

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

        To address these challenges, we continue to pursue new product innovation with a view towards developing new products and services aligned with market demand, industry trends and the needs of our customers and partners. In addition, we need to continue to improve our operations, with a particular focus on enhancing our end-to-end processes and efficiencies. We also need to continue to optimize our sales coverage models, align our sales incentives with our strategic goals, improve channel execution, strengthen our capabilities in our areas of strategic focus, and develop and capitalize on market opportunities.

        For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled "Risk Factors" in Item 1A, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the three months ended January 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

ACCOUNTING PRONOUNCEMENTS

        For a summary of recent accounting pronouncements applicable to our consolidated condensed financial statements see Note 1 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS

        Set forth below is an analysis of our financial results comparing the three months ended January 31, 2014 to the three months ended January 31, 2013. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

        Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing how each of our segments performed excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in revenue on a constant currency basis, which assumes no change in the exchange rate from the prior-year period. This information is provided so that revenue can be viewed without the impact of fluctuations in foreign currency rates, which is consistent with how management evaluates our operational results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2014		2013
	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$28,154	100.0%	$28,359	100.0%
Cost of sales(1)	21,736	77.2%	22,029	77.7%

Gross profit	6,418	22.8%	6,330	22.3%
Research and development	811	2.9%	794	2.8%
Selling, general and administrative	3,210	11.4%	3,300	11.6%
Amortization of intangible assets	283	1.0%	350	1.2%
Restructuring charges	114	0.4%	130	0.5%
Acquisition-related charges	3	—	4	—

Earnings from operations	1,997	7.1%	1,752	6.2%
Interest and other, net	(163)	(0.6)%	(179)	(0.6)%

Earnings before taxes	1,834	6.5%	1,573	5.6%
Provision for taxes	(409)	(1.4)%	(341)	(1.3)%

Net earnings	$1,425	5.1%	$1,232	4.3%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        For the three months ended January 31, 2014, total HP net revenue decreased 0.7% (increased 0.3% on a constant currency basis). U.S. net revenue decreased 4.7% to $9.7 billion, while net revenue from outside of the United States increased 1.5% to $18.5 billion. The net revenue decline was due primarily to key account revenue runoff in ES and unfavorable currency impacts, particularly weakness in the Japanese yen, partially offset by increased commercial revenue in Personal Systems and net revenue in Corporate Investments from the sale of IP.

        The components of the weighted net revenue change were as follows:

Three months ended January 31, 2014
Percentage Points
Enterprise Services	(1.6)
Printing	(0.5)
HP Financial Services	(0.3)
Software	(0.1)
Enterprise Group	0.2
Corporate Investments/Other	0.5
Personal Systems	1.1

Total HP	(0.7)

        From a segment perspective, the primary factors contributing to the revenue change are summarized as follows:

  •
  ES net revenue declined due primarily to key account revenue runoff, contractual price declines in ongoing contracts and unfavorable currency impacts;

  •
  Printing net revenue declined due to lower volumes of toner supplies, lower average revenue per unit ("ARUs") and unfavorable currency impacts;

  •
  HPFS net revenue decreased due primarily to lower buyout activity, lower rental revenue from a decrease in average operating lease assets, along with lower finance income from a decrease in average finance lease assets;

  •
  Software net revenue declined due primarily to the overall market and customer shift to SaaS which is impacting growth in license and support;

  •
  EG net revenue increased due primarily to improved demand in the Industry Standard Servers ("ISS") and Networking business units;

  •
  Corporate Investments net revenue increased due to the sale of IP; and

  •
  Personal Systems net revenue increased due to growth in commercial PCs.

        A more detailed discussion of segment revenue is included under "Segment Information" below.

Gross Margin

        Our total gross margin increased 0.5 percentage points for the three months ended January 31, 2014. Gross margin increased across all of our segments, except EG and Personal Systems. The primary factors impacting gross margin performance for each of our segments are summarized as follows:

  •
  ES gross margin increased due primarily to service delivery efficiencies;

  •
  Printing gross margin increased due primarily to favorable currency impacts from the Japanese yen and a higher mix of ink and graphics supplies;

  •
  HPFS gross margin increased due primarily to higher portfolio margin from a lower cost of funds, higher margins on asset management activity, along with lower bad debt expense;

  •
  Corporate Investments gross margin increased due to the sale of IP;

  •
  Software gross margin increased due primarily to a higher mix of support revenue and lower mix of lower-margin professional services revenue;

  •
  EG experienced a gross margin decline due primarily to competitive pricing pressures and higher memory component costs; and

  •
  Personal Systems experienced a gross margin decline due primarily to increased memory component costs and unfavorable currency impacts.

        A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.

Operating Expenses

        Research and Development

        Research and development ("R&D") expense increased in the three months ended January 31, 2014 as we continue to invest in innovation in our strategic focus areas such as cloud, and across many of our business segments.

        Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense decreased in the three months ended January 31, 2014 due primarily to a gain from the sale of real estate and cost savings associated with our ongoing restructuring efforts. The decrease was partially offset by higher litigation reserves and investments in system and tools.

        Amortization of Intangible Assets

        Amortization expense decreased for the three months ended January 31, 2014 due primarily to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods.

        Restructuring

        Restructuring charges decreased for the three months ended January 31, 2014, due primarily to lower charges in the current period from the 2012 Plan. In addition, the prior-year period benefited from a reversal of severance charges related to other restructuring plans.

Interest and Other, Net

        Interest and other, net expense decreased by $16 million for the three months ended January 31, 2014. The decrease was driven primarily by lower interest expense due to a lower average debt balance and the prior-year period containing a higher net loss on investments, partially offset by higher currency transaction losses.

Provision for Taxes

        Our effective tax rate was 22.3% and 21.7% for the three months ended January 31, 2014 and January 31, 2013, respectively. Our effective tax rate generally differs from the U.S. federal statutory tax rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the United States.

        In the three months ended January 31, 2014, we recorded $22 million of net tax charges related to discrete items. These amounts included $37 million of various tax charges and $15 million of tax benefits on restructuring charges.

        In the three months ended January 31, 2013, we recorded $5 million of net tax charges related to discrete items. These amounts consisted primarily of a tax charge of $150 million related to a past uncertain tax position offset by approximately $50 million of various adjustments to estimated tax provisions of foreign jurisdictions as well as $45 million of benefits associated with restructuring charges, and various uncertain tax positions and valuation allowance adjustments. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law. We recorded a tax benefit of $50 million arising from the retroactive R&D credit provided by that legislation in the first quarter of fiscal 2013.

Segment Information

        A description of the products and services for each segment can be found in Note 16 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

        Effective at the beginning of the first quarter of fiscal 2014, we implemented certain organizational changes to align the segment financial reporting more closely with our current business structure. These organizational changes include:

  •
  transferring the HP Exstream business from the Commercial Hardware business unit within the Printing segment to the Software segment;

  •
  transferring the Personal Systems trade and warranty support business from the Technology Services ("TS") business unit within the EG segment to the Other business unit within the Personal Systems segment;

  •
  transferring the spare and replacement parts business supporting the Personal Systems and Printing segments from the TS business unit within the EG segment to the Other business unit within the Personal Systems segment and the Commercial Hardware business unit within the Printing segment, respectively; and

  •
  transferring certain cloud-related incubation activities previously reported in Corporate and unallocated costs and eliminations and in the EG segment to the Corporate Investments segment.

        In addition, we transferred certain intrasegment eliminations from the ES segment and the EG segment to corporate intersegment revenue eliminations.

        None of these changes impacted our previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

Printing and Personal Systems Group

        The Personal Systems segment and the Printing segment are structured beneath a broader Printing and Personal Systems Group ("PPS"). We describe the results of the segments within the Printing and Personal Systems Group below.

Personal Systems

	Three months ended January 31
	2014	2013	% Increase
	In millions
Net revenue	$8,530	$8,232	3.6%
Earnings from operations	$279	$233	19.7%
Earnings from operations as a % of net revenue	3.3%	2.8%

        The components of the weighted net revenue change by business units were as follows:

Three months ended January 31, 2014
Percentage Points
Notebook PCs	2.5
Other	1.7
Workstations	—
Desktop PCs	(0.6)

Total Personal Systems	3.6

        Personal Systems net revenue increased 3.6% (increased 4.6% on a constant currency basis) for the three months ended January 31, 2014. While the Personal Systems business continues to experience significant challenges due to the market shift towards mobility products, the pace of PC market contraction is slowing with signs of stabilization. As a result, revenue increased due to growth in commercial PCs, particularly notebooks. While Personal Systems revenue growth was flat in the Americas region, the business experienced areas of revenue growth both in EMEA and Asia Pacific. The increase in Personal Systems revenue was driven by a 6% increase in unit volume partially offset by a 3% decline in ASPs. The unit volume increase was led by unit growth in commercial notebooks, desktops and Thin Client products. The decline in ASPs was due primarily to unfavorable currency impacts and a higher mix of consumer tablets. For the three months ended January 31, 2014, net revenue for commercial clients increased 8% and decreased 3% for consumer clients. Net revenue for Notebook PCs increased 5%, while Desktop PCs declined 1%. Net revenue growth in Workstations was flat. Net revenue growth in Other benefited from the sale of IP.

        Personal Systems earnings from operations as a percentage of net revenue increased 0.5 percentage points for the three months ended January 31, 2014. The increase was driven by a decline in operating expenses as a percentage of net revenue and partially offset by a decline in gross margin. The decline in gross margin was primarily due to increased memory component costs and unfavorable currency impacts. Partially offsetting these unfavorable impacts to gross margin were benefits from the sale of IP and favorable pricing in commercial PCs. Operating expenses as a percentage of net revenue decreased due primarily to continued cost management resulting from our restructuring efforts and lower marketing expense, the effects of which were partially offset by increased R&D investments in mobility and commercial managed IT.

Printing

	Three months ended January 31
	2014	2013	% (Decrease) Increase
	In millions
Net revenue	$5,815	$5,946	(2.2)%
Earnings from operations	$979	$967	1.2%
Earnings from operations as a % of net revenue	16.8%	16.3%

        The components of the weighted net revenue change by business units were as follows:

Three months ended January 31, 2014
Percentage Points
Supplies	(1.6)
Commercial Hardware	(0.5)
Consumer Hardware	(0.1)

Total Printing	(2.2)

        Printing net revenue decreased 2.2% (decreased 1.1% on a constant currency basis) for the three months ended January 31, 2014. Each of the business units within Printing experienced a revenue decline led by the Supplies business unit. Net revenue for Supplies decreased by 3% for the three months ended January 31, 2014 due to soft demand, a competitive pricing environment and unfavorable currency impacts driven primarily by weakness in the euro. The decline in Supplies was led by toner and partially offset by growth in ink and large format printing supplies. Printer unit volumes increased by 5% while average revenue per unit ("ARU") decreased by 5%. The unit volume increase reflects the continuation of our investment to increase the installed base with a focus on multifunction printers, Ink in the Office and Ink Advantage products. The decline in ARU was due to a competitive pricing environment, unfavorable mix and unfavorable currency impacts. Net revenue for Commercial Hardware decreased 2% driven by a 7% decline in ARU partially offset by a 6% increase in unit volume. The ARU decline in Commercial Hardware was due to higher discounting resulting from a competitive pricing environment and unfavorable mix. The volume increase reflects the overall market increase and growth with our investments in multifunction printers and managed print services. Net revenue for Consumer Hardware decreased 1% driven by a 2% decline in ARU, the effect of which was partially offset by a 4% increase in unit volume. The ARU decline was driven by increased discounts due to a competitive pricing environment. The unit volume increase in Consumer Hardware was due to our continued investment in placing units that drive long-term economic value.

        Printing earnings from operations as a percentage of net revenue increased by 0.5 percentage points for the three months ended January 31, 2014 due to an increase in gross margin partially offset by higher operating expenses as a percentage of net revenue. The gross margin increase was due to favorable currency impacts from the Japanese yen and a favorable mix from a higher proportion of ink and graphics supplies revenues. Operating expenses as a percentage of net revenue increased primarily due to investments in R&D and increased field selling costs resulting from investments in sales force specialists.

Enterprise Group

	Three months ended January 31
	2014	2013	% Increase (Decrease)
	In millions
Net revenue	$6,993	$6,948	0.6%
Earnings from operations	1,006	1,070	(6.0)%
Earnings from operations as a % of net revenue	14.4%	15.4%

        The components of the weighted net revenue change by business units were as follows:

Three months ended January 31, 2014
Percentage Points
Industry Standard Servers	2.6
Networking	0.3
Storage	—
Business Critical Systems	(1.1)
Technology Services	(1.2)

Total Enterprise Group	0.6

        EG net revenue increased 0.6% (increased 1.5% on a constant currency basis) in the three months ended January 31, 2014 due primarily to net revenue growth in ISS and Networking. ISS net revenue increased by 6% due primarily to increased hyperscale server sales that was partially offset by decline in our core mainstream products. Networking net revenue increased by 4% due to higher demand for our switching products with particular growth in the U.S. market. Storage net revenue was flat, as we continue to manage the transition from traditional to Converged Storage. We experienced revenue growth in Converged Storage solutions, which include our 3PAR StoreServ, StoreOnce, StoreVirtual and StoreAll products, the effects of which were offset by revenue declines in traditional storage products, which include our tape, storage networking, and legacy external disk products. BCS net revenue decreased by 25% as a result of ongoing pressures from the decline in the overall UNIX market. We continue to experience competitive pricing pressures across each of our hardware businesses. TS net revenue decreased by 4% due primarily to unfavorable currency impacts and a continued reduction in support for BCS products, partially offset by higher revenue in consulting.

        EG earnings from operations as a percentage of net revenue decreased by 1.0 percentage points in the first quarter of fiscal 2014 primarily driven by a decrease in gross margin, partially offset by lower operating expenses as a percentage of net revenue. The gross margin decrease was driven by ISS due to competitive pricing pressures and higher memory component costs. Cost saving initiatives in TS partially offset the gross margin decline. The decrease in operating expenses as a percentage of net revenue was due primarily to lower R&D and field selling costs. R&D expenses as a percentage of net revenue decreased due primarily to increased benefits from cost-sharing programs and a value-added tax subsidy credit, both of which resulted in a decline in R&D expense, partially offset by an increase in investment towards networking technology. The decline in field selling costs as a percentage of net revenue was due primarily to continued cost savings.

Enterprise Services

	Three months ended January 31
	2014	2013	% Decrease
	In millions
Net revenue	$5,595	$6,038	(7.3)%
Earnings from operations	$57	$76	(25.0)%
Earnings from operations as a % of net revenue	1.0%	1.3%

        The components of the weighted net revenue change by business unit were as follows:

Three months ended January 31, 2014
Percentage Points
Infrastructure Technology Outsourcing	(5.8)
Application and Business Services	(1.5)

Total Enterprise Services	(7.3)

        ES net revenue decreased 7.3% (decreased 6.2% on a constant currency basis) for the three months ended January 31, 2014. Performance in ES continues to be challenged by weak public-sector spending in the United States along with austerity measures in other countries and weak IT services spend due to the mixed global recovery. The net revenue decrease in ES was driven primarily by net service revenue runoff in key accounts, contractual price declines, unfavorable currency impacts, and weak growth in new and existing accounts. Net revenue in ITO decreased by 9% due to key account net service revenue runoff along with contractual price declines in ongoing contracts. Net revenue in ABS declined by 4% due to net service revenue runoff in key accounts and unfavorable currency impacts. Net revenue declines in ABS were partially offset by growth in cloud and information management and analytics service revenue.

        ES earnings from operations as a percentage of net revenue decreased by 0.3 percentage points for the three months ended January 31, 2014. The decrease was due to an increase in operating expense as a percentage of net revenue, partially offset by an increase in gross margin. Gross margin increased due primarily to our continued focus on improving service delivery efficiencies. Partially offsetting the increase to gross margin were unfavorable impacts from key account revenue runoff and contractual price declines. The increase in operating expenses as a percentage of net revenue was driven by the size of the revenue decline and higher administrative expenses and field selling costs. The increase in administrative expense was driven by the prior-year period containing higher bad debt recoveries. The increase in field selling costs was due to higher headcount as a result of expanding the sales force coverage as we move from reactive to proactive sales.

Software

	Three months ended January 31
	2014	2013	% Decrease
	In millions
Net revenue	$916	$951	(3.7)%
Earnings from operations	$145	$155	(6.5)%
Earnings from operations as a % of net revenue	15.8%	16.3%

        Software net revenue decreased 3.7% (decreased 3.0% on a constant currency basis) for the three months ended January 31, 2014. Revenue growth in Software is being challenged by the overall market and customer shift to SaaS solutions which is impacting growth in license and support revenue. Net revenue from licenses, professional services and support decreased 6%, 12% and 2%, respectively, while net revenue from SaaS increased 6%. The decline in license revenue was due primarily to the market and customer shift to SaaS solutions. The decline in professional services revenue was due to our continued management of this portfolio to focus on higher-margin solutions. The decline in support revenue was due to past declines in license revenue. These declines were partially offset by revenue growth in SaaS, as we continue to shift with the market to providing more SaaS solutions.

        For the three months ended January 31, 2014, Software earnings from operations as a percentage of net revenue decreased by 0.5 percentage points. The decrease was due to an increase in operating expense as a percentage of net revenue, partially offset by an increase in gross margin. The increase in gross margin was due primarily to a higher mix of support revenue and lower mix of lower-margin professional services revenue, along with rate improvement in professional services. The increase in operating expense as a percentage of net revenue was due primarily to R&D investments partially offset by lower field selling costs due to cost savings associated with our ongoing restructuring efforts.

HP Financial Services

	Three months ended January 31
	2014	2013	% Decrease
	In millions
Net revenue	$870	$957	(9.1)%
Earnings from operations	$101	$101	—
Earnings from operations as a % of net revenue	11.6%	10.6%

        HPFS net revenue decreased by 9.1% (decreased 8.1% on a constant currency basis) for the three months ended January 31, 2014. The net revenue decrease was due primarily to lower buyout activity, lower operating and finance lease volumes over the past year and unfavorable currency impacts.

        HPFS earnings from operations as a percentage of net revenue increased by 1.0 percentage point for the three months ended January 31, 2014 due primarily to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue resulting from higher field selling costs. The increase in gross margin was the result of higher portfolio margin primarily from a lower cost of funds, higher margins on asset management activity, and lower bad debt expense.

Financing Volume

	Three months ended January 31
	2014	2013
	In millions
Total financing volume	$1,372	$1,162

        New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased 18.1% for the three months ended January 31, 2014. The increase was driven by higher financing associated with HP product sales and related services offerings, partially offset by unfavorable currency impacts.

Portfolio Assets and Ratios

        The HPFS business model is asset intensive and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from our internal management reporting system. The accounting policies used to derive these amounts are substantially the same as those used by the consolidated company. However, intercompany loans and certain accounts that are reflected in the segment balances are eliminated in our Consolidated Condensed Financial Statements.

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	January 31, 2014	October 31, 2013
	In millions
Portfolio assets(1)	$12,065	$12,440

Allowance for doubtful accounts(2)	132	131
Operating lease equipment reserve	77	76

Total reserves	209	207

Net portfolio assets	$11,856	$12,233

Reserve coverage	1.7%	1.7%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of $6.9 billion and $7.2 billion at January 31, 2014 and October 31, 2013, respectively, and net equipment under operating leases of $2.3 billion at January 31, 2014 and $2.4 billion at October 31, 2013, respectively. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $0.7 billion at both January 31, 2014 and October 31, 2013, and intercompany leases of $2.2 billion at January 31, 2014 and $2.1 billion at October 31, 2013, respectively, which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
Debt attributable to HPFS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and borrowing and funding related activity associated with HPFS and its subsidiaries. At January 31, 2014 and October 31, 2013, debt attributable to HPFS totaled $10.7 billion and $10.8 billion, respectively. HPFS equity at both January 31, 2014 and October 31, 2013 was $1.5 billion. We believe HPFS' debt-to-equity ratio is comparable to that of other similar financing companies.

        At January 31, 2014 and October 31, 2013, HPFS cash balances were approximately $751 million and $697 million, respectively.

        Net portfolio assets at January 31, 2014 decreased 3.1% from October 31, 2013. The decrease resulted from lower levels of new financing volume, early customer buyouts and unfavorable currency impacts.

        For the three months ended January 31, 2014 and 2013, HPFS recorded net bad debt expenses and operating lease equipment reserves of $11 million and $15 million, respectively.

Corporate Investments

	Three months ended January 31
	2014	2013	% Increase
	In millions
Net revenue	$288	$4	NM
Earnings from operations	$121	$(73)	NM
Earnings from operations as a % of net revenue	42%	NM

        Net revenue in Corporate Investments increased primarily due to the sale of IP related to the Palm acquisition.

        The increase in earnings from operations in Corporate Investments was due to the sale of IP. The benefit from the sale of IP was partially offset by other costs and expenses in Corporate Investments resulting from activities in HP Labs, certain incubation projects, corporate strategy, and global alliances.

LIQUIDITY AND CAPITAL RESOURCES

        We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, income tax payments and the payment of stockholder dividends, in addition to discretionary investments and share repurchases. We are able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit line facilities made available by various domestic and foreign financial institutions. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our use of a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions.

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

        Amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may from time to time be subject to short-term intercompany loans into the United States. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local law. Except for foreign earnings that are considered indefinitely reinvested outside of the United States, we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the United States and we would meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations.

FINANCIAL CONDITION (Sources and Uses of Cash)

	Three months ended January 31
	2014	2013
	In millions
Net cash provided by operating activities	$2,990	$2,562
Net cash used in investing activities	(217)	(644)
Net cash provided by (used in) financing activities	1,229	(630)

Net increase in cash and cash equivalents	$4,002	$1,288

Operating Activities

        Compared to the corresponding period in 2013, net cash provided by operating activities increased by $0.4 billion for the three months ended January 31, 2014. The increase was due primarily to improvements in working capital management.

        Our working capital management depends upon effectively managing the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of inventory to the collection of cash from our customers. Our key working capital metrics are as follows:

	Three months ended January 31
	2014	2013
Days of sales outstanding in accounts receivable	43	45
Days of supply in inventory	25	26
Days of purchases outstanding in accounts payable.	(52)	(48)

Cash conversion cycle	16	23

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $13.5 billion as of January 31, 2014. The decrease in DSO was due primarily to improved collections and a decline in extended payment terms volume.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance was $6.0 billion as of January 31, 2014. The decrease in DOS was due to lower inventory balances, relative to the rate of decline in cost of goods sold, in most segments as of January 31, 2014.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $12.6 billion as of January 31, 2014. The increase in DPO was primarily driven by favorable payment term changes.

        The cash conversion cycle for the first quarter of fiscal 2014 is below what we expect to be a long-term sustainable rate.

Investing Activities

        Compared to the corresponding period in 2013, net cash used in investing activities decreased by $0.4 billion for the three months ended January 31, 2014, due primarily to an increase in cash generated from sales and maturities of available-for-sale securities and other investments and lower cash utilization in the purchase of available-for-sale securities and other investments.

Financing Activities

        Compared to the corresponding period in 2013, net cash provided by financing activities increased by $1.9 billion for the three months ended January 31, 2014, due primarily to $2.0 billion in proceeds from the issuance of U.S. Dollar Global Notes, partially offset by higher cash paid for repurchases of common stock.

        For more information on our share repurchase programs, see Note 13 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

CAPITAL RESOURCES

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, overall cost of capital and targeted capital structure. Outstanding borrowings increased to $24.6 billion as of January 31, 2014, as compared to $22.6 billion at October 31, 2013, bearing weighted-average interest rates of 2.9% and 3.0%, respectively. During the first three months of fiscal 2014, we issued $2.0 billion of U.S. Dollar Global Notes under the 2012 Shelf Registration Statement. We also issued and repaid $0.2 billion of commercial paper during the first three months of fiscal 2014.

        During the next four fiscal quarters, $5.5 billion of U.S. Dollar Global Notes are scheduled to mature, of which $2.0 billion was repaid in March 2014 and $2.5 billion is scheduled to mature in the third quarter of fiscal 2014. For more information on our borrowings, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 8 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Available Borrowing Resources

        At January 31, 2014, we had the following resources available to obtain short-term or long-term financings(1):

At January 31, 2014
In millions
2012 Shelf Registration Statement	Unspecified
Commercial paper programs	$16,192
Uncommitted lines of credit	$1,384

(1)
For more information on our available borrowing resources, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by major independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Our credit ratings did not change during the first quarter of fiscal 2014, and as of January 31, 2014 were:

	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-2	Prime-2	F2
Long-term debt ratings	BBB+	Baa1	A-

        In November 2012, our credit ratings were assigned a negative outlook by Moody's Investors Service. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, previous downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper and have required the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade in our credit ratings by any of these rating agencies may further impact us in a similar manner, and, depending on the extent of the downgrade, could have a negative impact on our liquidity and capital position. We expect to rely on alternative sources of funding, including drawdowns under our credit facilities or the issuance of debt or other securities under our existing 2012 Shelf Registration Statement, if necessary to offset reductions in the market capacity for our commercial paper.

CONTRACTUAL AND OTHER OBLIGATIONS

Contractual Obligations

        For contractual obligations see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, which is incorporated herein by reference. Our contractual obligations have not changed materially since October 31, 2013, except for the issuance of $2.0 billion of U.S. Dollar Global Notes which mature in 2019 and its related interest.

Retirement and Post-Retirement Benefit Plan Funding

        During the remainder of fiscal 2014, HP anticipates making contributions of approximately $545 million to its non-U.S. pension plans, expects to pay approximately $27 million to cover benefit payments to its U.S. non-qualified plan participants and expects to pay approximately $83 million to cover benefit claims under HP's post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. See Note 14 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference, for additional information on our retirement and post-retirement benefit plans.

Restructuring Plans

        We expect future cash expenditures of approximately $1.6 billion in connection with our approved restructuring plans. We expect to make cash payments of approximately $1.1 billion during the remainder of fiscal 2014 with remaining cash payments to be made through fiscal 2021. See Note 6 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference, for additional information on our restructuring activities.

Uncertain Tax Positions

        At January 31, 2014, we had approximately $3.0 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $111 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. See Note 12 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference, for additional information on our uncertain tax positions.

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

        We have third-party financing arrangements consisting of revolving short-term financing intended to facilitate the working capital requirements of certain customers. The total aggregate maximum capacity of the facilities was $1.4 billion as of January 31, 2014, including an aggregate maximum capacity of $0.8 billion in non-recourse facilities and a $0.6 billion partial-recourse facility. For more information on our third-party financing arrangements, see Note 4 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

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

        We are in the process of addressing many challenges facing our business. One set of challenges relates to dynamic and accelerating market trends, such as the decline in the PC market, the growth of multi-architecture devices running competing operating systems, the market shift towards tablets within mobility products, the market shift to cloud-related infrastructure, software, and services, and the growth in software-as-a-service business models. Another set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions; our business-specific competitors are exerting increased competitive pressure in targeted areas and are going after new markets; our emerging competitors are introducing new technologies and business models; and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model and go-to-market execution. In addition, we have faced and may continue to face a series of significant macroeconomic challenges, including weakness across many geographic regions, particularly in the United States, Western and Northern Europe, and certain countries and businesses in Asia. We may experience delays in the anticipated timing of activities related to these efforts and higher than expected or unanticipated execution costs. In addition, we are vulnerable to increased risks associated with these efforts given our large portfolio of businesses, the broad range of geographic regions in which we and our customers and partners operate, and the integration of acquired businesses. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

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

        We face aggressive price competition for our products and services and, as a result, we may have to continue lowering the price of many of our products and services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin. In addition, competitors who have a greater presence in some of the lower-cost markets in which we compete may be able to offer lower prices than we are able to offer. Our cash flows, results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.

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

        Even if we are able to maintain or increase market share for a particular product, revenue could decline because the product is in a maturing industry or market segment or contains technology that is becoming obsolete. For example, our Storage business unit is experiencing the effects of a market transition towards converged products and solutions, which has led to a decline in demand for our traditional storage products. In addition, the performance of our Business Critical Systems business unit has been adversely affected by the decline in demand for UNIX servers and concerns about the development of new versions of software to support our Itanium-based products. Revenue and margins also could decline due to increased competition from other types of products. For example, growing demand for an increasing array of mobile computing devices and the development of cloud-based solutions has reduced demand for some of our existing hardware products. In addition, refill and remanufactured alternatives for some of HP's LaserJet toner and inkjet cartridges compete with our printing supplies business.

If we cannot successfully execute our strategy and continue to develop, manufacture and market products, services and solutions that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

        Our long-term strategy is focused on leveraging our portfolio of hardware, software and services as we adapt to a changing and hybrid model of IT delivery and consumption driven by the growing adoption of cloud computing and increased demand for integrated IT solutions. To successfully execute this strategy, we need to continue evolving our focus towards the delivery of integrated IT solutions for our customers and to continue to invest and expand into cloud computing, security, big data and mobility. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas, could adversely affect our business, results of operation and financial results.

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

        Our revenue and gross margin depend significantly on worldwide economic conditions and the demand for technology hardware, software and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and in increased expenses and difficulty in managing inventory levels. For example, we have experienced and may continue to experience macroeconomic weakness across many geographic regions, particularly in the Europe, the Middle East and Africa ("EMEA") region, China and other high-growth markets. The U.S. federal government spending cuts that went into effect on March 1, 2013 may further reduce demand for our products, services and solutions from organizations that receive funding from the U.S. government and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products, services and solutions. Economic weakness and uncertainty may adversely affect demand for our products, services and solutions, may result in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges, and may make it more difficult for us to make accurate forecasts of revenue, gross margin, cash flows and expenses.

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

        Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Poor financial performance of financial markets combined with lower interest rates and the adverse effects of fluctuating currency exchange rates could lead to higher pension and post-retirement benefit expenses. Interest and other expenses could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, costs of hedging activities and the fair value of derivative instruments. Economic downturns also may lead to restructuring actions and associated expenses.

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

If we do not effectively manage our product and services transitions, our revenue, gross margin and profitability may suffer.

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

  •
  Business combination and investment transactions have resulted, and in the future may result, in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, goodwill and asset impairment charges, charges from the elimination of duplicative facilities and contracts, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans.

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

        In connection with the preparation of HP's Consolidated Condensed Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this report. In addition, as discussed in Note 1 and Note 15 to the Consolidated Condensed Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability.

        We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying amount of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, there are proposals for tax legislation that have been introduced or that are being considered that could have a significant adverse effect on our tax rate, the carrying amount of deferred tax assets, or our deferred tax liabilities. Any of these changes could affect our profitability.

In order to be successful, we must attract, retain, train, motivate, develop and transition key employees, and failure to do so could seriously harm us.

        In order to be successful, we must attract, retain, train, motivate, develop and transition qualified executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. Identifying, developing internally or hiring externally, training and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and share-based compensation. Our share-based incentive awards include stock options, restricted stock units, performance-adjusted restricted stock units and performance-based restricted units, some of which contain conditions relating to HP's stock price performance and HP's long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such share-based incentive awards does not materialize, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the stockholder approval needed to continue granting share-based incentive awards in the amounts we believe are necessary, our ability to attract, retain, and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HP, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2013.

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

Item 1A.    Risk Factors.

        A description of factors that could materially affect our business, financial condition or operating results is included under "Factors that Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. This description includes any material changes to the risk factor disclosure in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013 and is incorporated herein by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (November 2013)	2,541	$25.06	2,541	$7,581,184
Month #2 (December 2013)	8,535	$27.50	8,535	$7,346,477
Month #3 (January 2014)	9,325	$28.59	9,325	$7,079,856

Total	20,401	$27.69	20,401

        HP repurchases shares under an ongoing program when sufficient liquidity exists, the shares are trading at a discount relative to estimated intrinsic value, and there is no alternative investment opportunity expected to generate a higher risk adjusted return on investment. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All share repurchases settled in the first quarter of fiscal 2014 were open market transactions. As of January 31, 2014, HP had remaining authorization of $7.1 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on July 21, 2011.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

        The Exhibit Index beginning on page 96 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: March 11, 2014

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated Bylaws effective November 20, 2013.	8-K	001-04423	3.1	November 26, 2013
4(a)	Senior Indenture between the Registrant and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Subordinated Indenture.	S-3	333-30786	4.2	March 17, 2000
4(c)	Form of Registrant's Floating Rate Global Note due March 1, 2012, 5.25% Global Note due March 1, 2012 and 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(d)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(e)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(f)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009
4(g)
	Form of Registrant's Floating Rate Global Note due September 13, 2012, 1.250% Global Note due September 13, 2013 and 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	September 13, 2010
4(h)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(i)	Form of Registrant's Floating Rate Global Note due May 24, 2013, Floating Rate Global Note due May 30, 2014, 1.550% Global Note due May 30, 2014, 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	June 1, 2011
4(j)
	Form of Registrant's Floating Rate Global Note due September 19, 2014, 2.350% Global Note due March 15, 2015, 3.000% Global Note due September 15, 2016, 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	September 19, 2011
4(k)	Form of Registrant's 2.625% Global Note due December 9, 2014, 3.300% Global Note due December 9, 2016, 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	December 12, 2011
4(l)	Form of Registrant's 2.600% Global Note due September 15, 2017 and 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	March 12, 2012
4(m)	Form of Registrant's 2.750% Global Notes due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(n)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(d)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(e)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(f)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(g)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(h)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(i)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(j)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(k)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(l)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(m)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(n)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(q)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(r)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(s)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(v)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(w)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(y)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(z)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(a)(a)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(b)(b)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(c)(c)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(d)(d)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(e)(e)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(f)(f)(f)	December 15, 2010
10(f)(f)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(g)(g)(g)	December 15, 2010
10(g)(g)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(h)(h)(h)	December 15, 2010
10(h)(h)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(i)(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(j)(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(k)(k)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*	10-Q	001-04423	10(o)(o)(o)	September 9, 2011
10(l)(l)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(p)(p)(p)	September 9, 2011
10(m)(m)	Employment offer letter, dated September 27, 2011, between the Registrant and Margaret C. Whitman.*	8-K	001-04423	10.2	September 29, 2011
10(n)(n)	Letter Agreement, dated November 17, 2011, among the Registrant, Relational Investors LLC and the other parties named therein.*	8-K	001-04423	99.1	November 17, 2011
10(o)(o)	Seventh Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(e)(e)(e)	December 14, 2011
10(p)(p)	Registrant's Severance Plan for Executive Officers, as amended and restated September 18, 2013.*	10-K	001-04423	10(q)(q)	December 30, 2013
10(q)(q)	Aircraft Time Sharing Agreement, dated March 16, 2012, between the Registrant and Margaret C. Whitman.*	10-Q	001-04423	10(h)(h)(h)	June 8, 2012
10(r)(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)(s)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and John M. Hinshaw.*	10-Q	001-04423	10(t)(t)	June 6, 2013
10(t)(t)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and R. Todd Bradley.*	10-Q	001-04423	10(u)(u)	June 6, 2013

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(u)(u)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*‡
10(v)(v)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*‡
10(w)(w)	Form of Stock Notification and Award Agreement for long-term cash awards.*‡
10(x)(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*‡
10(y)(y)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*‡
10(z)(z)	Form of Stock Notification and Award Agreement for awards of restricted stock.*‡
10(a)(a)(a)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*‡
10(b)(b)(b)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*‡
10(c)(c)(c)	Eighth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*‡
10(d)(d)(d)	Ninth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*‡
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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

        Microsoft® and Windows® are U.S.-registered trademarks of Microsoft Corporation. Intel® and Intel Itanium® are trademarks of Intel Corporation in the United States and other countries. AMD is a trademark of Advanced Micro Devices, Inc. ARM® is a registered trademark of ARM Limited. UNIX® is a registered trademark of The Open Group. Other names and brands may be claimed as the property of others.