Form 10-Q
period 2014-04-30
HEWLETT PACKARD CO
filed 2014-06-09
CIK 47217

Use these links to rapidly review the document
TABLE OF CONTENTS1
TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: April 30, 2014
Or
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

        The number of shares of HP common stock outstanding as of May 31, 2014 was 1,871,351,513 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, HP's effective tax rate, net earnings, net earnings per share, cash flows, benefit plan funding, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans and any resulting revenue or cost savings or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP's businesses; the competitive pressures faced by HP's businesses; risks associated with executing HP's strategy and plans for future operations; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP's products and services effectively; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; risks associated with HP's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the execution, timing and results of restructuring plans, including estimates and assumptions related to the cost and the anticipated benefits of implementing those plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part II of this report and that are otherwise described or updated from time to time in HP's Securities and Exchange Commission reports. HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1.    Financial Statements and Supplementary Data.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2014	2013	2014	2013
	In millions, except per share amounts
Net revenue:
Products	$17,752	$17,458	$36,522	$35,728
Services	9,454	10,010	18,735	19,981
Financing income	103	114	206	232

Total net revenue	27,309	27,582	55,463	55,941

Costs and expenses:
Cost of products	13,464	13,241	27,989	27,272
Cost of services	7,171	7,733	14,310	15,651
Financing interest	69	81	141	161
Research and development	873	815	1,684	1,609
Selling, general and administrative	3,391	3,342	6,601	6,642
Amortization of intangible assets	264	350	547	700
Restructuring charges	252	408	366	538
Acquisition-related charges	3	11	6	15

Total operating expenses	25,487	25,981	51,644	52,588

Earnings from operations	1,822	1,601	3,819	3,353

Interest and other, net	(174)	(193)	(337)	(372)

Earnings before taxes	1,648	1,408	3,482	2,981
Provision for taxes	(375)	(331)	(784)	(672)

Net earnings	$1,273	$1,077	$2,698	$2,309

Net earnings per share:
Basic	$0.67	$0.56	$1.42	$1.19
Diluted	$0.66	$0.55	$1.40	$1.18
Cash dividends declared per share	$—	$—	$0.29	$0.26
Weighted-average shares used to compute net earnings per share:
Basic	1,890	1,935	1,898	1,944
Diluted	1,916	1,947	1,922	1,952

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2014	2013	2014	2013
	In millions
Net earnings	$1,273	$1,077	$2,698	$2,309

Other comprehensive income (loss) before taxes:
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	—	19	(1)	22
Gains reclassified into earnings	—	—	(1)	—

	—	19	(2)	22

Change in unrealized gains (losses) on cash flow hedges:
Unrealized (losses) gains arising during the period	(309)	154	(239)	(160)
Losses (gains) reclassified into earnings	101	(24)	210	40

	(208)	130	(29)	(120)

Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(111)	1	(111)	1
Amortization of actuarial loss and prior service benefit	66	81	129	164
Curtailments, settlements and other	40	—	40	13

	(5)	82	58	178

Change in cumulative translation adjustment	(17)	(32)	(41)	(58)

Other comprehensive (loss) income before taxes	(230)	199	(14)	22
Benefit (provision) for taxes	68	(49)	(37)	15

Other comprehensive (loss) income, net of taxes	(162)	150	(51)	37

Comprehensive income	$1,111	$1,227	$2,647	$2,346

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	As of
	April 30, 2014	October 31, 2013
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,096	$12,163
Accounts receivable	14,288	15,876
Financing receivables	3,112	3,144
Inventory	5,840	6,046
Other current assets	11,547	13,135

Total current assets	49,883	50,364

Property, plant and equipment	11,350	11,463
Long-term financing receivables and other assets	9,043	9,556
Goodwill	31,134	31,124
Intangible assets	2,562	3,169

Total assets	$103,972	$105,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$5,396	$5,979
Accounts payable	13,521	14,019
Employee compensation and benefits	3,662	4,436
Taxes on earnings	1,263	1,203
Deferred revenue	6,416	6,477
Accrued restructuring	572	901
Other accrued liabilities	12,450	12,506

Total current liabilities	43,280	45,521

Long-term debt	17,190	16,608
Other liabilities	14,920	15,891
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,875 and 1,908 shares issued and outstanding, respectively)	19	19
Additional paid-in capital	4,337	5,465
Retained earnings	27,658	25,563
Accumulated other comprehensive loss	(3,829)	(3,778)

Total HP stockholders' equity	28,185	27,269
Non-controlling interests	397	387

Total stockholders' equity	28,582	27,656

Total liabilities and stockholders' equity	$103,972	$105,676

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30
	2014	2013
	In millions
Cash flows from operating activities:
Net earnings	$2,698	$2,309
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,204	2,333
Stock-based compensation expense	300	291
Provision for doubtful accounts	13	39
Provision for inventory	99	178
Restructuring charges	366	538
Deferred taxes on earnings	(90)	472
Excess tax benefit from stock-based compensation	(33)	—
Other, net	14	226
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	1,590	1,799
Financing receivables	254	349
Inventory	107	140
Accounts payable	(400)	(1,050)
Taxes on earnings	153	(426)
Restructuring	(681)	(402)
Other assets and liabilities	(609)	(678)

Net cash provided by operating activities	5,985	6,118

Cash flows from investing activities:
Investment in property, plant and equipment	(1,837)	(1,400)
Proceeds from sale of property, plant and equipment	570	274
Purchases of available-for-sale securities and other investments	(451)	(497)
Proceeds from sale of available-for-sale securities and other investments	544	592
Payments made in connection with business acquisitions, net of cash acquired	(20)	(167)

Net cash used in investing activities	(1,194)	(1,198)

Cash flows from financing activities:
Issuance (repayment) of commercial paper and notes payable, net	60	(133)
Issuance of debt	2,005	199
Payment of debt	(2,115)	(1,668)
Issuance of common stock under employee stock plans	131	212
Repurchase of common stock	(1,396)	(1,050)
Excess tax benefit from stock-based compensation	33	—
Cash dividends paid	(576)	(541)

Net cash used in financing activities	(1,858)	(2,981)

Increase in cash and cash equivalents	2,933	1,939
Cash and cash equivalents at beginning of period	12,163	11,301

Cash and cash equivalents at end of period	$15,096	$13,240

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital leases	$113	$3

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

        In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of April 30, 2014 and October 31, 2013, its results of operations for the three and six months ended April 30, 2014 and 2013 and its cash flows for the six months ended April 30, 2014 and 2013.

        The results of operations for the three and six months ended April 30, 2014 and cash flows for the six months ended April 30, 2014 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2013, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.

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

  Segment Reorganization

        HP has implemented certain segment and business unit realignments in order to align its segment financial reporting more closely with its current business structure. Prior year segment and business unit financial information have been conformed to the current-year presentation. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. See Note 16 for a further discussion of HP's segment reorganization.

  Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. HP is required to adopt the amendments in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. HP is

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation (Continued)

currently evaluating the impact of these amendments and the transition alternatives on its Consolidated Financial Statements.

        In April 2014, the FASB issued guidance which changes the criteria for identifying a discontinued operation. The guidance limits the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The guidance is effective in the first quarter of fiscal 2016, with early adoption permitted for transactions that have not been reported in financial statements previously issued.

        In July 2013, the FASB issued a new accounting standard requiring the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. HP will be required to adopt this new standard on a prospective basis in the first quarter of fiscal 2015; however, early adoption is permitted as is retrospective application. HP is currently evaluating the timing, transition method and impact of this new standard on its Consolidated Financial Statements.

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include HP's principal equity plans as well as various equity plans assumed through business combinations. HP's principal equity plans permit the issuance of restricted stock awards, stock options and performance-based awards.

        Stock-based compensation expense and the resulting tax benefits were as follows:

	Three months ended April 30		Six months ended April 30
	2014	2013	2014	2013
	In millions
Stock-based compensation expense	$130	$107	$300	$291
Income tax benefit	(43)	(32)	(96)	(89)

Stock-based compensation expense, net of tax	$87	$75	$204	$202

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that include grants of restricted stock and grants of restricted stock units. For the six months ended April 30, 2014, HP granted only restricted stock units.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested restricted stock awards outstanding as of April 30, 2014 and changes during the six months ended April 30, 2014 were as follows:

	Six months ended April 30, 2014
	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	32,262	$21
Granted	22,012	$27
Vested	(12,424)	$24
Forfeited	(1,136)	$21

Outstanding at end of period	40,714	$23

        At April 30, 2014, there was $617 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.5 years.

  Stock Options

        HP utilizes the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. HP estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model, as these awards contain market conditions. The weighted-average fair value and the assumptions used to measure fair value were as follows:

	Three months ended April 30		Six months ended April 30
	2014	2013	2014	2013
Weighted-average fair value of grants per option(1)	$7.03	$4.89	$7.43	$4.03
Expected volatility(2)	30%	35%	34%	42%
Risk-free interest rate(3)	1.59%	0.78%	1.78%	0.98%
Expected dividend yield(4)	2.13%	2.90%	2.15%	3.75%
Expected term in months(5)	63	62	68	70

(1)
The fair value calculation was based on stock options granted during the period.

(2)
For awards granted in fiscal 2014, expected volatility for stock options subject to service-based vesting was determined using the implied volatility derived from options traded on HP's common stock, whereas for performance-contingent stock options, expected volatility was determined using the historical volatility of HP's common stock. For awards granted in fiscal 2013, expected volatility for stock options subject to service-based vesting and performance-contingent stock options was determined using the implied volatility derived from options traded on HP's common stock.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

(3)
The risk-free interest rate was determined using the yield on U.S. Treasury zero-coupon issues at the grant date.

(4)
The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the option.

(5)
For stock options subject to service-based vesting, the expected term was determined using historical exercise and post-vesting termination patterns; and for performance-contingent stock options, the expected term represents an output from the lattice model.

        Options outstanding as of April 30, 2014 and changes during the six months ended April 30, 2014 were as follows:

	Six months ended April 30, 2014
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	84,042	$27
Granted	8,868	$27
Exercised	(4,955)	$17
Forfeited/cancelled/expired	(20,098)	$32

Outstanding at end of period	67,857	$26	4.8	$647

Vested and expected to vest at end of period	62,727	$27	4.7	$580

Exercisable at end of period	31,835	$33	2.7	$171

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on April 30, 2014. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the second quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three and six months ended April 30, 2014 was $33 million and $57 million, respectively.

        At April 30, 2014, there was $110 million of unrecognized pre-tax stock-based compensation expense related to unvested stock options, which HP expects to recognize over the remaining weighted-average vesting period of 2.2 years.

Note 3: Net Earnings Per Share

        HP calculates basic net earnings per share ("EPS") using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock awards, stock options and performance-based awards.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended April 30		Six months ended April 30
	2014	2013	2014	2013
	In millions, except per share amounts
Numerator:
Net earnings(1)	$1,273	$1,077	$2,698	$2,309

Denominator:
Weighted-average shares used to compute basic net EPS	1,890	1,935	1,898	1,944
Dilutive effect of employee stock plans	26	12	24	8

Weighted-average shares used to compute diluted net EPS	1,916	1,947	1,922	1,952

Net earnings per share:
Basic	$0.67	$0.56	$1.42	$1.19
Diluted	$0.66	$0.55	$1.40	$1.18

(1)
Net earnings available to participating securities were not significant for the three and six months ended April 30, 2014 and 2013. HP considers restricted stock awards that provide the holder with a non-forfeitable right to receive dividends to be participating securities.

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted net EPS because their effect would be anti-dilutive. As such, for both the three and six months ended April 30, 2014, HP excluded options to purchase 19 million shares from the calculation of diluted net EPS compared to 53 million shares for both the three and six months ended April 30, 2013. HP also excluded options to purchase an additional 7 million shares and 8 million shares for the three and six months ended April 30, 2014, respectively, from the calculation of diluted net EPS compared to an additional 2 million shares and 6 million shares for the three and six months ended April 30, 2013, respectively, as their combined exercise price, unrecognized compensation and excess tax benefits were greater in each of those periods than the average market price for HP's stock.

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts Receivable, Net

	As of
	April 30, 2014	October 31, 2013
	In millions
Accounts receivable	$14,541	$16,208
Allowance for doubtful accounts	(253)	(332)

	$14,288	$15,876

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

Six months ended April 30, 2014
In millions
Allowance for doubtful accounts—accounts receivable:
Balance at beginning of period	$332
Provision for doubtful accounts	(4)
Deductions, net of recoveries	(75)

Balance at end of period	$253

        HP has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. In the second quarter of fiscal 2014, HP expanded its financing arrangements, adding $1.6 billion of capacity. These financing arrangements, which in certain cases provide for partial recourse, result in a transfer of HP's trade receivables and collection risk to third parties. These trade receivables are derecognized from the Consolidated Condensed Balance Sheets on transfer and when HP receives payment for the transferred trade receivables from the third parties. At April 30, 2014 and October 31, 2013, $468 million and $171 million of transferred trade receivables had not been collected from the third parties.

        For the arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets.

        Trade receivables sold and cash received under these facilities was as follows:

	Three months ended April 30
	2014	2013
	In millions
Trade receivables sold	$2,639	$1,176
Cash receipts	$2,295	$1,038

	Six months ended April 30
	2014	2013
	In millions
Trade receivables sold	$3,951	$2,653
Cash receipts	$3,653	$2,515

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

        The aggregate maximum, utilized and available program capacity under these arrangements were as follows:

	As of
	April 30, 2014	October 31, 2013
	In millions
Non-recourse arrangements:
Maximum program capacity	$1,115	$764
Utilized capacity(1)	(559)	(314)

Available capacity	$556	$450

Partial-recourse arrangements:
Maximum program capacity	$1,914	$631
Utilized capacity(1)	(1,470)	(454)

Available capacity	$444	$177

Total arrangements:
Maximum program capacity	$3,029	$1,395
Utilized capacity(1)	(2,029)	(768)

Available capacity	$1,000	$627

(1)
Amount represents receivables sold to the third parties, but not collected from the customer by the third parties. Included within the total utilized capacity are transferred trade receivables of $468 million and $171 million at April 30, 2014 and October 31, 2013, respectively, that HP has not collected from the third parties.

  Inventory

	As of
	April 30, 2014	October 31, 2013
	In millions
Finished goods	$3,728	$3,847
Purchased parts and fabricated assemblies	2,112	2,199

	$5,840	$6,046

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

  Property, Plant and Equipment

	As of
	April 30, 2014	October 31, 2013
	In millions
Land	$552	$626
Buildings and leasehold improvements	8,919	8,942
Machinery and equipment, including equipment held for lease	17,090	16,565

	26,561	26,133

Accumulated depreciation	(15,211)	(14,670)

	$11,350	$11,463

        For the six months ended April 30, 2014, the change in gross property, plant and equipment was due primarily to investments of $1,845 million, which were partially offset by sales and retirements totaling $1,479 million. Accumulated depreciation associated with the assets sold and retired was $1,152 million.

  Other Liabilities

	As of
	April 30, 2014	October 31, 2013
	In millions
Pension, post-retirement, and post-employment liabilities	$4,979	$5,098
Long-term deferred revenue	3,835	3,907
Deferred tax liability—long-term	1,481	2,668
Other long-term liabilities	4,625	4,218

	$14,920	$15,891

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Intangible Assets

  Goodwill

        Goodwill allocated to HP's reportable segments as of April 30, 2014 and changes in the carrying amount of goodwill during the six months ended April 30, 2014 are as follows:

	Personal Systems	Printing	Enterprise Group	Enterprise Services(2)	Software	HP Financial Services	Corporate Investments	Total
	In millions
Balance at beginning of period(1)	$2,588	$2,591	$16,864	$97	$8,840	$144	$—	$31,124
Goodwill acquired during the period	—	—	—	—	12	—	—	12
Goodwill adjustments	—	—	(4)	2	—	—	—	(2)

Balance at end of period(1)	$2,588	$2,591	$16,860	$99	$8,852	$144	$—	$31,134

(1)
Goodwill at April 30, 2014 and October 31, 2013 is net of accumulated impairment losses of $14,518 million. Of that amount, $7,961 million relates to the Enterprise Services ("ES") segment, $5,744 million relates to Software, and the remaining $813 million relates to Corporate Investments.

(2)
Goodwill at April 30, 2014 and October 31, 2013 relates to the MphasiS Limited reporting unit.

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

        Goodwill is tested for impairment at the reporting unit level. At the beginning of its first quarter of fiscal 2014, HP made a change to its reporting units. In connection with continued operational synergies and interdependencies between the Enterprise Servers, Storage and Networking reporting unit and the Technology Services ("TS") reporting unit within the Enterprise Group ("EG") segment, HP combined these reporting units to create the EG reporting unit. As of April 30, 2014 our reporting units are consistent with the reportable segments identified in Note 16, except for ES, which includes two reporting units: MphasiS Limited; and the remainder of ES.

        HP evaluates the recoverability of goodwill as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Intangible Assets (Continued)

  Intangible Assets

        HP's intangible assets are composed of:

	As of April 30, 2014				As of October 31, 2013
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,316	$(2,982)	$(856)	$1,478	$5,321	$(2,709)	$(856)	$1,756
Developed and core technology and patents	4,238	(1,159)	(2,138)	941	5,331	(1,966)	(2,138)	1,227
Trade name and trade marks	1,723	(247)	(1,336)	140	1,730	(211)	(1,336)	183
In-process research and development	3	—	—	3	3	—	—	3

Total intangible assets	$11,280	$(4,388)	$(4,330)	$2,562	$12,385	$(4,886)	$(4,330)	$3,169

        During the first six months of fiscal 2014, $737 million of intangible assets became fully amortized and has been eliminated from gross intangible assets and accumulated amortization. HP also eliminated gross intangible assets and accumulated amortization related to the sale of a portfolio of intellectual property in the first quarter of fiscal 2014.

        Estimated future amortization expense related to finite-lived intangible assets at April 30, 2014 is as follows:

Fiscal year:	In millions
2014 (remaining 6 months)	$452
2015	865
2016	646
2017	238
2018	146
2019	110
Thereafter	102

Total	$2,559

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges

  Summary of Restructuring Plans

        HP's restructuring activities summarized by plan were as follows:

			Six months ended April 30, 2014
		Three months ended April 30, 2014 Charges					As of April 30, 2014
	Balance, October 31, 2013		Charges	Cash Payments	Other Adjustments and Non-Cash Settlements	Balance, April 30, 2014	Total Costs Incurred to Date	Total Expected Costs to Be Incurred
Fiscal 2012 Plan
Severance and EER	$945	$196	$255	$(580)	$8	$628	$3,291	$3,500
Infrastructure and other	40	53	109	(76)	1	74	356	500

Total 2012 Plan	985	249	364	(656)	9	702	3,647	4,000
Other Plans:
Severance	10	—	—	(2)	—	8	2,629	2,629
Infrastructure	122	3	2	(24)	1	101	1,441	1,443

Total Other Plans	132	3	2	(26)	1	109	4,070	4,072

Total restructuring plans	$1,117	$252	$366	$(682)	$10	$811	$7,717	$8,072

        At April 30, 2014 and October 31, 2013, HP included the short-term portion of the restructuring liability of $572 million and $901 million, respectively, in Accrued restructuring, and the long-term portion of $239 million and $216 million, respectively, in Other liabilities in the accompanying Consolidated Condensed Balance Sheets. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over a multi-year period.

  Fiscal 2012 Restructuring Plan

        On May 23, 2012, HP adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As of April 30, 2014, HP estimated that it will eliminate approximately 34,000 positions in connection with the 2012 Plan through fiscal 2014, with a portion of those employees exiting the company as part of voluntary enhanced early retirement ("EER") programs in the United States and in certain other countries. As of April 30, 2014, HP estimated that it would recognize approximately $4.0 billion in aggregate charges in connection with the 2012 Plan. HP expected to record these charges through the end of HP's fiscal 2014 as the accounting recognition criteria are met. HP expects to incur approximately $3.5 billion related to workforce reductions, including the EER programs, and approximately $500 million related to infrastructure, including data center and real estate consolidation, and other items. As of April 30, 2014, HP had eliminated approximately 31,400 positions for which a severance payment has been or will be made as part of the 2012 Plan. The severance- and infrastructure-related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021.

        On May 22, 2014, HP announced that the previously estimated number of eliminated positions under the 2012 Plan is expected to increase by between 11,000 and 16,000 as HP continues to optimize the workforce and reengineer HP's business processes to be more competitive and meet its objectives.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

HP estimates it will recognize an additional charge of approximately $500 million based on the low-end of the estimated headcount increase and as the accounting recognition criteria are met. HP expects the related cash flow impact to be approximately $200 million through the end of fiscal 2014, and approximately $300 million thereafter.

        HP expects a total of 41,000 positions to be eliminated by the end of fiscal 2014, with the remainder to be eliminated in fiscal 2015.

  Other Plans

        Restructuring plans initiated by HP in fiscal 2008 and 2010 were substantially completed as of April 30, 2014. Severance- and infrastructure-related cash payments associated with the other plans are expected to be paid out through fiscal 2019.

Note 7: Fair Value

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.

  Fair Value Hierarchy

        HP uses valuation techniques that are based upon observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect HP's assumptions about market participant assumptions based on the best information available. Assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement:

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2014				As of October 31, 2013
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Time deposits	$—	$3,360	$—	$3,360	$—	$2,221	$—	$2,221
Money market funds	8,911	—	—	8,911	6,819	—	—	6,819
Mutual funds	—	323	—	323	—	313	—	313
Marketable equity securities	15	4	—	19	10	5	—	15
Foreign bonds	9	392	—	401	9	387	—	396
Other debt securities	—	2	46	48	—	2	47	49
Derivatives:
Interest rate contracts	—	114	—	114	—	156	—	156
Foreign exchange contracts	—	246	—	246	—	284	3	287
Other derivatives	—	3	—	3	—	9	—	9

Total assets	$8,935	$4,444	$46	$13,425	$6,838	$3,377	$50	$10,265

Liabilities
Derivatives:
Interest rate contracts	$—	$111	$—	$111	$—	$107	$—	$107
Foreign exchange contracts	—	589	3	592	—	547	2	549
Other derivatives	—	2	—	2	—	—	—	—

Total liabilities	$—	$702	$3	$705	$—	$654	$2	$656

        For the six months ended April 30, 2014, there were no transfers between levels within the fair value hierarchy.

  Valuation Techniques

        Cash Equivalents and Investments:    HP holds time deposits, money market funds, mutual funds, other debt securities primarily consisting of corporate and foreign government notes and bonds, and common stock and equivalents. HP values cash equivalents and equity investments using quoted market prices, alternative pricing sources, including net asset value, or models utilizing market observable inputs. The fair value of debt instruments was based on quoted market prices or model-driven valuations using inputs primarily derived from or corroborated by observable market data, and, in certain instances, internally developed valuation models that utilize assumptions which cannot be corroborated with observable market data.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Fair Value (Continued)

        Derivative Instruments:    HP uses forward contracts, interest rate and total return swaps and option contracts to hedge certain foreign currency and interest rate exposures. When prices in active markets are not available for the identical asset or liability, HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign exchange rates, and forward and spot prices for currencies and interest rates. See Note 8 for a further discussion of HP's use of derivative instruments.

  Other Fair Value Disclosures

        Short- and Long-Term Debt:    HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP's debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt was approximately $23.0 billion at April 30, 2014, compared to its carrying value of $22.6 billion at that date. The estimated fair value of HP's short- and long-term debt was approximately $22.7 billion at October 31, 2013, compared to its carrying value of $22.6 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

        Other Financial Instruments:    For the balance of HP's financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Consolidated Condensed Balance Sheets, these other financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.

        Non-Marketable Equity Investments and Non-Financial Assets:    HP's non-marketable equity investments and non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments were as follows:

	As of April 30, 2014				As of October 31, 2013
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents
Time deposits	$3,313	$—	$—	$3,313	$2,207	$—	$—	$2,207
Money market funds	8,911	—	—	8,911	6,819	—	—	6,819
Mutual funds	130	—	—	130	13	—	—	13

Total cash equivalents	12,354	—	—	12,354	9,039	—	—	9,039

Available-for-Sale Investments
Debt securities:
Time deposits	47	—	—	47	14	—	—	14
Foreign bonds	316	85	—	401	310	86	—	396
Other debt securities	62	—	(14)	48	64	—	(15)	49

Total debt securities	425	85	(14)	496	388	86	(15)	459

Equity securities:
Mutual funds	193	—	—	193	300	—	—	300
Equity securities in public companies	11	4	—	15	5	6	—	11

Total equity securities	204	4	—	208	305	6	—	311

Total available-for-sale investments	629	89	(14)	704	693	92	(15)	770

Total cash equivalents and available-for-sale investments	$12,983	$89	$(14)	$13,058	$9,732	$92	$(15)	$9,809

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of April 30, 2014 and October 31, 2013, the carrying value of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the United States as of April 30, 2014 and October 31, 2013. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

        Contractual maturities of short- and long-term investments in available-for-sale debt securities were as follows:

	As of April 30, 2014
	Cost	Fair Value
	In millions
Due in one to five years	$33	$33
Due in more than five years	392	463

	$425	$496

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        Equity securities in privately held companies include cost basis and equity method investments. These amounted to $52 million and $50 million at April 30, 2014 and October 31, 2013, respectively, and are included in Long-term financing receivables and other assets in the Consolidated Condensed Balance Sheets.

  Derivative Instruments

        HP is a global company exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, option contracts, interest rate swaps, and total return swaps, to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting the fair value of assets and liabilities. HP does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. HP designates its derivatives as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Condensed Balance Sheets. HP classifies cash flows from its derivative programs as operating activities in the Consolidated Condensed Statements of Cash Flows.

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

        To further mitigate credit exposure to counterparties, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP's or the counterparty's credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of derivatives with credit contingent features in a net liability position was $258 million and $207 million at April 30, 2014 and October 31, 2013, respectively, all of which were fully collateralized within two business days.

        Under HP's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP's financial position as of April 30, 2014 and October 31, 2013.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

  Fair Value Hedges

        HP issues long-term debt in U.S. dollars based on market conditions at the time of financing. HP may enter into fair value hedges, such as interest rate swaps, to reduce the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. The swap transactions generally involve principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, HP may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if it believes a larger proportion of fixed-rate debt would be beneficial.

        When investing in fixed-rate instruments, HP may enter into interest rate swaps that convert the fixed interest payments into variable interest payments and may designate these swaps as fair value hedges.

        For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the change in fair value on the derivative instrument, as well as the offsetting change in fair value on the hedged item, in Interest and other, net in the Consolidated Condensed Statements of Earnings in the period of change.

  Cash Flow Hedges

        HP uses a combination of forward contracts and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expenses, and intercompany loans denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within twelve months; however, certain leasing revenue-related forward contracts and intercompany loan forward contracts extend for the duration of the lease or loan term, which can be up to five years.

        For derivative instruments that are designated and qualify as cash flow hedges, HP initially records changes in fair value for the effective portion of the derivative instrument in Accumulated other comprehensive loss as a separate component of stockholders' equity in the Consolidated Condensed Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of its cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item. During the three and six months ended April 30, 2014, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur. During the three and six months ended April 30, 2013 there was no significant impact to results of operations as a result of discontinued cash flow hedges.

  Net Investment Hedges

        HP uses forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. As these derivative instruments are designated as net investment hedges, HP records the effective portion of the derivative instrument together with changes in the fair value of the hedged items in Cumulative translation adjustment as a separate component of stockholders' equity in the Consolidated Condensed Balance Sheets.

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

        For derivative instruments not designated as hedging instruments, HP recognizes changes in fair value in earnings in the period of change. HP recognizes change in fair value on foreign currency forward contracts used to hedge balance sheet exposures in Interest and other, net in the Consolidated Condensed Statements of Earnings in the same period as the remeasurement gain or loss of the related foreign currency-denominated assets and liabilities. HP recognizes the change in fair value on total return swaps and interest rate swaps in Interest and other, net in the same period as the gain or loss from changes in the amount owed to participants in the executive deferred compensation plan.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of April 30, 2014					As of October 31, 2013
	Gross Notional(1)	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Gross Notional(1)	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$10,550	$3	$111	$—	$111	$11,100	$31	$125	$—	$107
Cash flow hedges:
Foreign exchange contracts	20,144	82	32	349	138	22,463	79	40	341	80
Net investment hedges:
Foreign exchange contracts	1,975	30	41	13	19	1,920	30	40	20	12

Total derivatives designated as hedging instruments	32,669	115	184	362	268	35,483	140	205	361	199

Derivatives not designated as hedging instruments
Foreign exchange contracts	12,535	36	25	51	22	16,048	72	26	76	20
Other derivatives	337	2	1	2	—	344	8	1	—	—

Total derivatives not designated as hedging instruments	12,872	38	26	53	22	16,392	80	27	76	20

Total derivatives	$45,541	$153	$210	$415	$290	$51,875	$220	$232	$437	$219

(1)
Represents the amount of contracts that were outstanding as of April 30, 2014 and October 31, 2013, respectively.

  Offsetting of Derivative Instruments

        HP recognizes all derivatives on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of April 30, 2014 and October 31, 2013, information related to the potential effect of HP's master netting agreements and collateral security agreements was as follows:

	As of April 30, 2014
	In the Consolidated Condensed Balance Sheets
	(i)	(ii)	(iii) = (i)-(ii)	(iv)	(v)		(vi) = (iii)-(iv)-(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$363	$—	$363	$336	$15		$12
Derivative liabilities	$705	$—	$705	$336	$254	(1)	$115

(1)
Of the $254 million of collateral posted, $15 million was through re-use of counterparty cash collateral and $239 million was in cash.

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

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The before-tax effect of derivative instruments and related hedged items in fair value hedging relationships for the three and six months ended April 30, 2014 and 2013 were as follows:

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2014	Six months ended April 30, 2014	Hedged Item	Location	Three months ended April 30, 2014	Six months ended April 30, 2014
		In millions				In millions
Interest rate contracts	Interest and other, net	$(22)	$(46)	Fixed-rate debt	Interest and other, net	$22	$46

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2013	Six months ended April 30, 2013	Hedged Item	Location	Three months ended April 30, 2013	Six months ended April 30, 2013
		In millions				In millions
Interest rate contracts	Interest and other, net	$28	$(71)	Fixed-rate debt	Interest and other, net	$(28)	$70

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2014 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2014	Six months ended April 30, 2014	Location	Three months ended April 30, 2014	Six months ended April 30, 2014
	In millions			In millions
Cash flow hedges:
Foreign exchange contracts	$(311)	$(136)	Net revenue	$(63)	$(126)
Foreign exchange contracts	9	(78)	Cost of products	(21)	(44)
Foreign exchange contracts	11	11	Other operating expenses	(3)	(7)
Foreign exchange contracts	(18)	(36)	Interest and other, net	(14)	(33)

Total cash flow hedges	$(309)	$(239)		$(101)	$(210)

Net investment hedges:
Foreign exchange contracts	$(67)	$(1)	Interest and other, net	$—	$—

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2013 was as follows:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2013	Six months ended April 30, 2013	Location	Three months ended April 30, 2013	Six months ended April 30, 2013
	In millions			In millions
Cash flow hedges:
Foreign exchange contracts	$206	$7	Net revenue	$46	$(11)
Foreign exchange contracts	(44)	(169)	Cost of products	(27)	(30)
Foreign exchange contracts	3	11	Other operating expenses	4	5
Foreign exchange contracts	(11)	(9)	Interest and other, net	1	(4)

Total cash flow hedges	$154	$(160)		$24	$(40)

Net investment hedges:
Foreign exchange contracts	$(2)	$(17)	Interest and other, net	$—	$—

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        As of April 30, 2014 and 2013, the portion of hedging instruments gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three and six months ended April 30, 2014 and 2013.

        As of April 30, 2014, HP expects to reclassify an estimated net accumulated other comprehensive loss of approximately $202 million, net of taxes, to earnings in the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions.

        The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three and six months ended April 30, 2014 and 2013 was as follows:

	Gain (Loss) Recognized in Earnings on Derivatives
	Location	Three months ended April 30, 2014	Six months ended April 30, 2014
		In millions
Foreign exchange contracts	Interest and other, net	$(183)	$7
Other derivatives	Interest and other, net	2	(8)

Total		$(181)	$(1)

	Gain (Loss) Recognized in Earnings on Derivatives
	Location	Three months ended April 30, 2013	Six months ended April 30, 2013
		In millions
Foreign exchange contracts	Interest and other, net	$(15)	$(55)
Other derivatives	Interest and other, net	3	10
Interest rate contracts	Interest and other, net	1	3

Total		$(11)	$(42)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases resulting from the placement of HP and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables, which are included in Financing receivables, net and Long-term financing receivables and other assets in the accompanying Consolidated Condensed Balance Sheets, were as follows:

	As of
	April 30, 2014	October 31, 2013
	In millions
Minimum lease payments receivable	$7,228	$7,505
Unguaranteed residual value	245	252
Unearned income	(583)	(604)

Financing receivables, gross	6,890	7,153
Allowance for doubtful accounts	(137)	(131)

Financing receivables, net	6,753	7,022
Less: current portion	(3,112)	(3,144)

Amounts due after one year, net	$3,641	$3,878

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

        The credit risk profile of gross financing receivables, based on internally assigned ratings, was as follows:

	As of
	April 30, 2014	October 31, 2013
	In millions
Risk Rating
Low	$3,740	$3,948
Moderate	3,024	3,084
High	126	121

Total	$6,890	$7,153

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

        Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB- or higher, while accounts rated moderate risk generally have the equivalent of BB+ or lower. HP classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes that there is a significant near-term risk of impairment.

  Allowance for Doubtful Accounts

        The allowance for doubtful accounts for financing receivables is comprised of a general reserve and a specific reserve. HP maintains general reserve percentages on a regional basis and bases such percentages on several factors, including consideration of historical credit losses and portfolio delinquencies, trends in the overall weighted-average risk rating of the portfolio, current economic conditions and information derived from competitive benchmarking. HP excludes accounts evaluated as part of the specific reserve from the general reserve analysis. HP establishes a specific reserve for leases with identified exposures, such as customer defaults, bankruptcy or other events, that make it unlikely HP will recover its investment in the lease. For individually evaluated receivables, HP determines the expected cash flow for the receivable, which includes consideration of estimated proceeds from disposition of the collateral, and calculates an estimate of the potential loss and the probability of loss. For those accounts where a loss is considered probable, HP records a specific reserve. HP generally records a write-off or specific reserve when an account reaches 180 days past due, or sooner if HP determines that the account is not collectible.

        The allowance for doubtful accounts for financing receivables as of April 30, 2014, and changes during the six months ended April 30, 2014 were as follows:

Six months ended April 30, 2014
In millions
Balance at beginning of period	$131
Provision for doubtful accounts	17
Deductions, net of recoveries	(11)

Balance at end of period	$137

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

        The gross financing receivables and related allowance collectively and individually evaluated for loss were as follows:

	As of
	April 30, 2014	October 31, 2013
	In millions
Gross financing receivables collectively evaluated for loss	$6,601	$6,773
Gross financing receivables individually evaluated for loss	289	380

Total	$6,890	$7,153

Allowance for financing receivables collectively evaluated for loss	$94	$95
Allowance for financing receivables individually evaluated for loss	43	36

Total	$137	$131

  Non-Accrual and Past-Due Financing Receivables

        HP considers a financing receivable to be past due when the minimum payment is not received by the contractually specified due date. HP generally places financing receivables on non-accrual status (suspension of interest accrual) and considers such receivables to be non-performing at the earlier of the time at which full payment of principal and interest becomes doubtful or the receivable becomes contractually 90 days past due. Subsequently, HP may recognize revenue on non-accrual financing receivables as payments are received (i.e., on a cash basis) if HP deems the recorded financing receivable to be fully collectible; however, if there is doubt regarding the ultimate collectability of the recorded financing receivable, all cash receipts are applied to the carrying amount of the financing receivable (i.e., the cost recovery method). In certain circumstances, such as when HP deems a delinquency to be of an administrative nature, financing receivables may accrue interest after they reach 90 days past due. The non-accrual status of a financing receivable may not impact a customer's risk rating. After all of a customer's delinquent principal and interest balances are settled, HP may return the related financing receivable to accrual status.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

        The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	April 30, 2014	October 31, 2013
	In millions
Billed(1):
Current 1-30 days	$296	$217
Past due 31-60 days	28	50
Past due 61-90 days	25	15
Past due >90 days	54	46
Unbilled sales-type and direct-financing lease receivables	6,487	6,825

Total gross financing receivables	$6,890	$7,153

Gross financing receivables on non-accrual status(2)	$160	$199

Gross financing receivables 90 days past due and still accruing interest(2)	$129	$181

(1)
Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)
Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

  Operating Lease Assets

        Operating lease assets included in machinery and equipment in the Consolidated Condensed Balance Sheets were as follows:

	As of
	April 30, 2014	October 31, 2013
	In millions
Equipment leased to customers	$3,950	$3,822
Accumulated depreciation	(1,476)	(1,452)

	$2,474	$2,370

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

  Indemnifications

        In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. HP also provides indemnifications to certain vendors and customers against claims of intellectual property infringement made by third parties arising from the vendor's and customer's use of HP's software products and services and certain other matters. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

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

        HP's aggregate product warranty liabilities as of April 30, 2014, and changes during the six months ended April 30, 2014 were as follows:

Six months ended April 30, 2014
In millions
Balance at beginning of period	$2,031
Accruals for warranties issued	900
Adjustments related to pre-existing warranties (including changes in estimates)	19
Settlements made (in cash or in kind)	(972)

Balance at end of period	$1,978

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of April 30, 2014		As of October 31, 2013
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$4,584	2.1%	$5,226	2.8%
Commercial paper(1)	349	0.5%	327	0.4%
Notes payable to banks, lines of credit and other(1)	463	3.9%	426	1.7%

	$5,396		$5,979

(1)
Commercial paper includes $349 million and $327 million and Notes payable to banks, lines of credit and other includes $382 million and $368 million at April 30, 2014 and October 31, 2013, respectively, of borrowing and funding-related activity associated with HP Financial Services ("HPFS") and its subsidiaries.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Long-Term Debt

	As of
	April 30, 2014	October 31, 2013
	In millions
U.S. Dollar Global Notes(1)
2006 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	$500	$499
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, paid March 2014	—	1,999
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, paid June 2014	1,500	1,500
2009 Shelf Registration Statement:
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, due September 2015	1,100	1,100
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015	650	650
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	1,349	1,349
$500 issued at par in May 2011 at three-month USD LIBOR plus 0.4%, paid May 2014	500	500
$500 issued at discount to par at a price of 99.971% in May 2011 at 1.55%, paid May 2014	500	500
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	1,000
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$350 issued at par in September 2011 at three-month USD LIBOR plus 1.55%, due September 2014	350	350
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, due March 2015	750	750
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016	1,298	1,298
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,198	1,198
$650 issued at discount to par at a price of 99.946% in December 2011 at 2.625%, due December 2014	650	650
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016	849	849
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,496	1,496
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, due September 2017	1,500	1,500
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	750	—
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	1,249	—

	20,685	20,684
EDS Senior Notes(1)
$300 issued October 1999 at 7.45%, due October 2029	314	314
Other, including capital lease obligations, at 0.00%-8.50%, due in calendar years 2014-2024(2)	689	689
Fair value adjustment related to hedged debt	86	147
Less: current portion	(4,584)	(5,226)

Total long-term debt	$17,190	$16,608

(1)
HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes and EDS Senior Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.

(2)
Other, including capital lease obligations includes $177 million and $244 million at April 30, 2014 and October 31, 2013, respectively, of borrowing- and funding-related activity associated with HPFS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

        As disclosed in Note 8, HP uses interest rate swaps to mitigate the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.

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

        HP maintains senior unsecured committed credit facilities primarily to support the issuance of commercial paper. HP has a $3.0 billion five-year credit facility that expires in March 2017 and a $4.5 billion five-year credit facility that expires in April 2019. The $4.5 billion credit facility expiring in April 2019 was executed in the second quarter of fiscal 2014 and replaced a previous $4.5 billion credit facility that was to expire in February 2015. Both facilities support the U.S. commercial paper program and the euro commercial paper program. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. HP's ability to have an outstanding U.S. commercial paper balance that exceeds the $7.5 billion supported by these credit facilities is subject to a number of factors, including liquidity conditions and business performance. In addition, the $3.0 billion five-year credit facility was amended in September 2012 to permit borrowings in euros and British pounds, with the amounts available in euros and British pounds being limited to the U.S. dollar equivalent of $2.2 billion and $300 million, respectively.

        As of April 30, 2014, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2012 Shelf Registration Statement. As of that date, HP also had up to $17.4 billion of available borrowing resources, including $16.1 billion in available capacity under its commercial paper programs and $1.3 billion relating to uncommitted lines of credit. The extent to which HP is able to utilize the 2012 Shelf Registration Statement and the commercial paper programs as sources of liquidity at any given time is subject to a number of factors, including market demand for HP securities and commercial paper, HP's financial performance, HP's credit ratings and market conditions generally.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

        Interest expense on borrowings recognized in the Consolidated Condensed Statements of Earnings was as follows:

		Three months ended April 30		Six months ended April 30
Expense	Location	2014	2013	2014	2013
		In millions
Financing interest	Financing interest	$69	$81	$141	$161
Interest expense	Interest and other, net	91	103	190	225

Total interest expense		$160	$184	$331	$386

Note 12: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 22.8% and 23.5% for the three months ended April 30, 2014 and 2013, respectively, and 22.5% for the six months ended April 30, 2014 and 2013. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all foreign earnings because HP plans to reinvest some of those earnings indefinitely outside the U.S.

        In the three and six months ended April 30, 2014, HP recorded discrete items resulting in net tax charges of $13 million and $35 million, respectively. These amounts include tax charges of $43 million and $80 million for the three and six months ended April 30, 2014, respectively, partially offset by tax benefits on restructuring charges of $30 million and $45 million for the three and six months ended April 30, 2014, respectively.

        In the three and six months ended April 30, 2013, HP recorded discrete items resulting in a net tax benefit of $108 million and $103 million, respectively. These amounts included tax benefits of $47 million and $63 million on restructuring and acquisition-related charges for the three and six months ended April 30, 2013, respectively. Other discrete items for the three and six months ended April 30, 2013 included tax benefits of $81 million and $131 million, respectively, for various adjustments to estimated tax provisions of foreign jurisdictions and miscellaneous tax charges. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law. In the first quarter of fiscal 2013, HP recorded a tax benefit of $50 million arising from the retroactive research and development credit provided by that legislation. HP also recorded a tax charge of $150 million related to a past uncertain tax position in the first quarter of fiscal 2013, increasing the effective tax rate.

  Uncertain Tax Positions

        HP is subject to income tax in the U.S. and approximately 80 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. HP believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Income Taxes (Continued)

state and foreign tax audits. HP regularly assesses the likely outcomes of these audits in order to determine the appropriateness of HP's tax provision. HP adjusts its uncertain tax positions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular audit. However, income tax audits are inherently unpredictable and there can be no assurance that HP will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the Provision for taxes and therefore the resolution of one or more of these uncertainties in any particular period could have a material impact on net income or cash flows.

        As of April 30, 2014, the amount of unrecognized tax benefits was $3.6 billion, of which up to $1.8 billion would affect HP's effective tax rate if realized. HP recognizes interest income from favorable settlements and income tax receivables and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Consolidated Condensed Statements of Earnings. As of April 30, 2014, HP had accrued $220 million for interest and penalties.

        HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any U.S. Internal Revenue Service audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by up to $1.3 billion within the next 12 months.

  Deferred Tax Assets and Liabilities

        Current and long-term deferred tax assets and liabilities are presented in the Consolidated Condensed Balance Sheets as follows:

	As of
	April 30, 2014	October 31, 2013
	In millions
Current deferred tax assets	$2,961	$3,893
Current deferred tax liabilities	(409)	(375)
Long-term deferred tax assets	1,144	1,346
Long-term deferred tax liabilities	(1,481)	(2,668)

Net deferred tax position	$2,215	$2,196

        HP periodically engages in intercompany licensing arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from their U.S. GAAP treatment, deferred taxes are recognized. For U.S. GAAP purposes, revenue from intercompany licensing arrangements is deferred and recognized ratably over the term of the arrangement. In the second quarter of fiscal 2014, the decline in current deferred tax assets reflects the reversal of certain of these timing differences. Further, during the second quarter of fiscal 2014, HP executed a multi-year intercompany licensing arrangement upon which advanced royalty payments were received, the result of which was the recognition of net long-term deferred tax assets of $1.3 billion. This increase in long-term deferred tax

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Income Taxes (Continued)

assets is presented as a component of HP's long-term deferred tax liabilities due to the effects of jurisdictional netting.

Note 13: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the three and six months ended April 30, 2014, HP executed share repurchases of 27 million shares and 48 million shares, respectively. Such repurchased shares were settled for $831 million and $1.4 billion, respectively. HP repurchased 1.7 million shares in the second quarter of fiscal 2014 that are expected to settle in the third quarter of fiscal 2014. In the three and six months ended April 30, 2013, HP paid $797 million and $1.1 billion in connection with repurchases of 36 million shares and 56 million shares, respectively. The shares repurchased and settled during the six months ended April 30, 2014 and 2013 were all open market transactions. As of April 30, 2014, HP had remaining authorization of $6.2 billion for future share repurchases.

  Reclassifications and Taxes related to Items of Other Comprehensive Income (Loss)

	Three months ended April 30		Six months ended April 30
	2014	2013	2014	2013
	In millions
Other comprehensive income (loss):
Net change in unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains arising during the period, net of tax expense of $2 million and net of tax expense of $5 million for the three months ended April 30, 2014 and 2013, respectively, net of tax expense of $1 million and net of tax expense of $38 million for the six months ended April 30, 2014 and 2013, respectively	$(2)	$14	$(2)	$(16)
Reclassifications of gains into earnings, with no tax effect for the three months ended April 30, 2014 and 2013 and six months ended April 30, 2014 and 2013, respectively	—	—	(1)	—

	(2)	14	(3)	(16)

Net change in unrealized (losses) gains on cash flow hedges:
Unrealized (losses) gains arising during the period, net of tax benefit of $75 million and net of tax expense of $42 million for the three months ended April 30, 2014 and 2013, respectively, net of tax benefit of $35 million and net of tax benefit of $60 million for the six months ended April 30, 2014 and 2013, respectively	(234)	112	(204)	(100)
Reclassifications of losses (gains) into earnings, net of tax benefit of $29 million and net of tax expense of $10 million for the three months ended April 30, 2014 and 2013, respectively, net of tax benefit of $63 million and net of tax benefit of $7 million for the six months ended April 30, 2014 and 2013, respectively(1)	72	(14)	147	33

	(162)	98	(57)	(67)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

	Three months ended April 30		Six months ended April 30
	2014	2013	2014	2013
	In millions
Net change in unrealized components of defined benefit plans:
(Losses) gains arising during the period, net of tax benefit of $21 million and no tax effect for the three months ended April 30, 2014 and 2013, respectively, net of tax benefit of $21 million and no tax effect for the six months ended April 30, 2014 and 2013, respectively	(90)	1	(90)	1
Amortization of actuarial loss and prior service benefit, net of tax benefit of $2 million and net of tax benefit of $16 million for the three months ended April 30, 2014 and 2013, respectively, net of tax benefit of $14 million and net of tax benefit of $21 million for the six months ended April 30, 2014 and 2013, respectively(2)	64	65	115	143
Curtailments, settlements and other, net of tax expense $7 million and no tax effect for the three months ended April 30, 2014 and 2013, respectively, net of tax expense of $7 million and net of tax expense of $1 million for the six months ended April 30, 2014 and 2013, respectively	33	—	33	12

	7	66	58	156

Net change in cumulative translation adjustment, net of tax benefit of $12 million and net of tax benefit of $4 million for the three months ended April 30, 2014 and 2013, respectively, net of tax expense of $8 million and net of tax benefit of $22 million for the six months ended April 30, 2014 and 2013, respectively	(5)	(28)	(49)	(36)

Other comprehensive (loss) income, net of taxes	$(162)	$150	$(51)	$37

(1)
Reclassification of pre-tax losses on cash flow hedges into the Consolidated Condensed Statements of Earnings was as follows:

	Three months ended April 30		Six months ended April 30
	2014	2013	2014	2013
	In millions
Net revenue	$63	$(46)	$126	$10
Cost of products	21	27	44	30
Other operating expenses	3	(4)	7	(5)
Interest and other, net	14	(1)	33	5

	$101	$(24)	$210	$40

(2)
These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 14.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss, net of taxes as of April 30, 2014, and changes during the six months ended April 30, 2014 were as follows:

	Net unrealized gain on available- for-sale securities	Net unrealized loss on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$76	$(188)	$(3,084)	$(582)	$(3,778)
Other comprehensive loss before reclassifications	(2)	(204)	(57)	(49)	(312)
Reclassifications of (gains) losses into earnings	(1)	147	115	—	261

Balance at end of period	$73	$(245)	$(3,026)	$(631)	$(3,829)

Note 14: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit (credit) costs were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2014	2013	2014	2013	2014	2013
	In millions
Service cost	$—	$—	$77	$84	$1	$2
Interest cost	142	140	185	168	8	8
Expected return on plan assets	(202)	(211)	(286)	(250)	(9)	(8)
Amortization and deferrals:
Actuarial loss (gain)	4	19	80	85	(2)	—
Prior service benefit	—	—	(6)	(6)	(10)	(17)

Net periodic benefit (credit) cost	(56)	(52)	50	81	(12)	(15)
Curtailment gain	—	—	(5)	—	—	(4)
Settlement loss	—	3	2	—	—	—
Special termination benefits	—	—	22	2	—	—

Net benefit (credit) cost	$(56)	$(49)	$69	$83	$(12)	$(19)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans (Continued)

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2014	2013	2014	2013	2014	2013
	In millions
Service cost	$—	$—	$155	$170	$3	$3
Interest cost	284	280	368	341	16	15
Expected return on plan assets	(405)	(423)	(568)	(507)	(17)	(17)
Amortization and deferrals:
Actuarial loss (gain)	8	39	158	172	(5)	—
Prior service benefit	—	—	(12)	(13)	(21)	(34)

Net periodic benefit (credit) cost	(113)	(104)	101	163	(24)	(33)
Curtailment gain	—	—	(5)	—	—	(7)
Settlement loss	—	8	2	—	—	—
Special termination benefits	—	—	28	5	(11)	—

Net benefit (credit) cost	$(113)	$(96)	$126	$168	$(35)	$(40)

Employer Contributions and Funding Policy

        HP's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2013 that it expected to contribute approximately $617 million in fiscal 2014 to its non-U.S. pension plans and expected to pay approximately $33 million to cover benefit payments to U.S. non-qualified plan participants. HP expected to pay approximately $109 million to cover benefit claims for HP's post-retirement benefit plans.

        During the six months ended April 30, 2014, HP contributed $220 million to its non-U.S. pension plans, paid $13 million to cover benefit payments to U.S. non-qualified plan participants, and paid $48 million to cover benefit claims under HP's post-retirement benefit plans. During the remainder of fiscal 2014, HP anticipates making additional contributions of approximately $397 million to its non-U.S. pension plans and approximately $20 million to its U.S. non-qualified plan participants and expects to pay approximately $61 million to cover benefit claims under HP's post-retirement benefit plans.

        HP's pension and other post-retirement benefit costs and obligations depend on various assumptions. Differences between expected and actual returns on investments and changes in discount rates and other actuarial assumptions are reflected as unrecognized gains or losses, and such gains or losses are amortized to earnings in future periods. A deterioration in the funded status of a plan could result in a need for additional company contributions or an increase in net pension and post-retirement benefit costs in future periods. Actuarial gains or losses are determined at the measurement date and are amortized over the remaining service life for active plans or the life expectancy of plan participants for frozen plans.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of April 30, 2014, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP's financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

Litigation, Proceedings and Investigations

        Copyright Levies.    As described below, proceedings are ongoing or have been concluded involving HP in certain European Union ("EU") member countries, including litigation in Germany, Belgium and Austria, seeking to impose or modify levies upon equipment (such as multi-function devices ("MFDs"), personal computers ("PCs") and printers) and alleging that these devices enable producing private copies of copyrighted materials. Descriptions of some of the ongoing proceedings are included below. The levies are generally based upon the number of products sold and the per-product amounts of the levies, which vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries have phased out levies or are expected to limit the scope of levy schemes and applicability in the digital hardware environment, particularly with respect to sales to business users. HP, other companies and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders.

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in the Stuttgart Civil Court seeking to impose levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under existing law. VG Wort appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. On September 21, 2010, the Constitutional Court published a decision holding that the German Federal Supreme Court erred by not referring questions on interpretation of German copyright law to the Court of Justice of the European Union ("CJEU") and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing on this matter with other cases relating to reprographic levies on printers and PCs that was held on October 31, 2013. The German Federal Supreme Court is expected to issue a decision on July 3, 2014.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Technology Solutions GmbH ("Fujitsu") in the Munich Civil Court in Munich, Germany seeking to impose levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against Fujitsu. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that Fujitsu must pay €12 plus compound interest for each PC sold in Germany since March 2001. Fujitsu appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. Fujitsu filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, were not subject to the levies on photocopiers established by that law. VG Wort subsequently filed a claim with the German Federal Constitutional Court challenging that ruling. In January 2011, the Constitutional Court published a decision holding that the German Federal Supreme Court decision was inconsistent with the German Constitution and revoking the German Federal Supreme Court decision. The Constitutional Court also remitted the matter to the German Federal Supreme Court for further action. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing on that matter with other cases relating to reprographic levies on printers that was held on October 31, 2013. The German Federal Supreme Court is expected to issue a decision on July 3, 2014.

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

        Fair Labor Standards Act Litigation.    HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of EDS or HP have been misclassified as exempt employees under the Fair Labor Standards Act and/or in violation of the California Labor Code or other state laws. Those matters include the following:

  •
  Cunningham and Cunningham, et al. v. Electronic Data Systems Corporation is a purported collective action filed on May 10, 2006 in the United States District Court for the Southern District of New York claiming that current and former EDS employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. Another purported collective action, Steavens, et al. v. Electronic Data Systems Corporation, which was filed on October 23, 2007, is also now pending in the same court alleging similar facts. The Steavens case has been consolidated for pretrial purposes with the Cunningham case. On December 14, 2010, the court granted conditional certification of a class consisting of employees in 20 legacy EDS job codes in the consolidated Cunningham and Steavens matter. Approximately 2,600 current and former EDS employees have filed consents to opt in to the litigation. The plaintiffs had alleged separate "opt-out" classes based on the overtime laws of the states of California, Washington, Massachusetts and New York, but the plaintiffs have dismissed those claims.

  •
  Salva v. Hewlett-Packard Company is a purported collective action filed on June 15, 2012 in the United States District Court for the Western District of New York alleging that certain information technology employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees under the Fair Labor Standards Act. On August 31, 2012, HP filed its answer to the plaintiffs' complaint and filed counterclaims against two of the three named plaintiffs. Also on August 31, 2012, HP filed a motion to transfer venue to the United States District Court for the Eastern District of Texas. A hearing on HP's motion to transfer venue was scheduled for November 21, 2012, but was stayed by the court.

  •
  Karlbom, et al. v. Electronic Data Systems Corporation is a class action filed on March 16, 2009 in California Superior Court alleging facts similar to the Cunningham and Steavens matters. In March 2010, the court stayed the matter; that stay was lifted in October 2012. On December 13, 2013, HP removed the case to federal court. The plaintiffs moved to remand the case; the case was subsequently remanded to state court.

  •
  Blake, et al. v. Hewlett-Packard Company is a purported nationwide collective action filed on February 17, 2011 in the United States District Court for the Southern District of Texas claiming that a class of information technology support personnel were misclassified as exempt employees under the Fair Labor Standards Act. On February 10, 2012, the plaintiffs filed a motion

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    requesting that the court conditionally certify the case as a collective action. On July 11, 2013, the court denied the plaintiffs' motion for conditional certification in its entirety. Only one opt-in plaintiff had joined the named plaintiff in the lawsuit at the time that the motion was filed.

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

        State of South Carolina Department of Social Services Contract Dispute.    In October 2012, the State of South Carolina Department of Social Services and related government agencies ("SCDSS") filed a proceeding before South Carolina's Chief Procurement Officer ("CPO") against Hewlett-Packard State & Local Enterprise Services, Inc., a subsidiary of HP ("HPSLES"). The dispute arises from a contract between SCDSS and HPSLES for the design, implementation and maintenance of a Child Support Enforcement and a Family Court Case Management System (the "CFS System"). SCDSS seeks aggregate damages of approximately $275 million, a declaration that HPSLES is in material breach of the contract and, therefore, that termination of the contract for cause by SCDSS would be appropriate, and a declaration that HPSLES is required to perform certain additional disputed work that expands the scope of the original contract. In November 2012, HPSLES filed responsive pleadings asserting defenses and seeking payment of past-due invoices totaling more than $12 million. On July 10, 2013, SCDSS terminated the contract with HPSLES for cause, and, in its termination notice, SCDSS asserted that HPSLES is responsible for all future federal penalties until the CFS System achieves federal certification, sought an immediate order requiring HPSLES to transfer to SCDSS all work completed and in progress, and indicated that it intends to seek suspension and debarment of HPSLES from contracting with the State of South Carolina. HPSLES is disputing the termination as improper and defective. In addition, on August 9, 2013, HPSLES filed its own affirmative claim within the proceeding alleging that SCDSS materially breached the contract by its improper termination and that SCDSS was a primary and material cause of the project delays. On September 4, 2013, the CPO denied SCDSS's motion for injunctive relief seeking immediate transfer of the system assets to SCDSS and indicated that the CPO would address that request following a hearing on the merits. The hearing on the merits before the CPO concluded on February 25, 2014. Closing arguments are scheduled for June 17, 2014.

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

        HPI filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HPI to deposit an additional $24 million against the products order, which HPI deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HPI filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. The Customs Tribunal scheduled a hearing for June 10, 2014 and the DRI has requested a continuance of this hearing.

        Russia GPO and Other FCPA Investigations.    The German Public Prosecutor's Office ("German PPO") has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the General Prosecutor's Office of the Russian Federation. The approximately €35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network. The German PPO has issued an indictment of four individuals, including one current and two former HP employees, on charges including bribery, breach of trust and tax evasion. The German PPO has also requested that HP be made an associated party to the case, and, if that request is granted, HP would participate in any portion of the court proceedings that could ultimately bear on the question of whether HP should be subject to potential disgorgement of profits based on the conduct of the indicted current and former employees. The Polish Central Anti-Corruption Bureau is also conducting an investigation into potential corruption violations by an employee of Hewlett-Packard Polska Sp. z o.o., an indirect subsidiary of HP, in connection with certain public-sector transactions in Poland. HP is cooperating with these investigating agencies.

        The U.S. Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") also conducted an investigation into the Russia GPO deal and potential violations of the Foreign Corrupt Practices Act ("FCPA"). In addition, the same U.S. enforcement agencies conducted investigations into certain other public-sector transactions in Russia, Poland, the Commonwealth of Independent States and Mexico, among other countries. On April 9, 2014, HP announced a resolution of the DOJ and SEC FCPA investigations. Pursuant to the terms of the resolution, HP has agreed to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

pay approximately $108 million to these two U.S. government agencies. HP also has agreed to undertake certain compliance, reporting and cooperation obligations.

        ECT Proceedings.    In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified an HP subsidiary in Brazil ("HP Brazil") that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP Brazil filed a civil action against ECT seeking to have ETC's decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case. The court of first instance has not issued a decision on the merits of the case, but it has denied HP Brazil's request for injunctive relief. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. HP expects the court of first instance to issue a decision on the merits of the case in 2014 and any subsequent appeal on the merits to last several years.

        Stockholder Litigation.    As described below, HP is involved in various stockholder litigation matters commenced against certain current and former HP executive officers and/or certain current and former members of HP's Board of Directors in which the plaintiffs are seeking to recover damages related to HP's allegedly inflated stock price, certain compensation paid by HP to the defendants, other damages and/or injunctive relief:

  •
  Saginaw Police & Fire Pension Fund v. Marc L. Andreessen, et al.  is a lawsuit filed on October 19, 2010 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and were unjustly enriched by consciously disregarding HP's alleged violations of the FCPA. On August 15, 2011, the defendants filed a motion to dismiss the lawsuit. On March 21, 2012, the court granted the defendants' motion to dismiss, and the court entered judgment in the defendants' favor and closed the case on May 29, 2012. On June 28, 2012, the plaintiff filed an appeal with the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed. The plaintiff was not available on the date originally noticed by the Court of Appeals and a new argument date has not yet been set.

  •
  A.J. Copeland v. Raymond J. Lane, et al. ("Copeland I")  is a lawsuit filed on March 7, 2011 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's alleged violations of the FCPA, HP's severance payments made to Mark Hurd (a former Chairman of HP's Board of Directors and HP's Chief Executive Officer), and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    HP's acquisition of 3PAR Inc. The lawsuit also alleges violations of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") in connection with HP's 2010 and 2011 proxy statements. On February 8, 2012, the defendants filed a motion to dismiss the lawsuit. On October 10, 2012, the court granted the defendants' motion to dismiss with leave to file an amended complaint. On November 1, 2012, the plaintiff filed an amended complaint adding an unjust enrichment claim and claims that the defendants violated Section 14(a) of the Exchange Act and breached their fiduciary duties in connection with HP's 2012 proxy statement. On December 13, 14 and 17, 2012, the defendants moved to dismiss the amended complaint. On December 28, 2012, the plaintiff moved for leave to file a third amended complaint. On May 6, 2013, the court denied the motion for leave to amend, granted the motions to dismiss with prejudice and entered judgment in the defendants' favor. On May 31, 2013, the plaintiff filed an appeal with the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed.

  •
  A.J. Copeland v. Léo Apotheker, et al. ("Copeland II")  is a lawsuit filed on February 10, 2014 in the United States District Court for the Northern District of California alleging, among other things, that the defendants used their control over HP and its corporate suffrage process in effectuating, directly participating in and/or aiding and abetting violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and breach of the duty of candor. The claims arise out of the circumstances at HP relating to its 2013 and 2014 proxy statements, the departure of Mr. Hurd as Chairman of HP's Board of Directors and HP's Chief Executive Officer, alleged violations of the FCPA, and HP's acquisition of 3PAR Inc. and Autonomy Corporation plc ("Autonomy"). On February 25, 2014, the court issued an order granting HP's administrative motion to relate Copeland II to Copeland I.

  •
  Richard Gammel v. Hewlett-Packard Company, et al.  is a putative securities class action filed on September 13, 2011 in the United States District Court for the Central District of California alleging, among other things, that from November 22, 2010 to August 18, 2011, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model, the future of the webOS operating system, and HP's commitment to developing and integrating webOS products, including the TouchPad tablet PC. On April 11, 2012, the defendants filed a motion to dismiss the lawsuit. On September 4, 2012, the court granted the defendants' motion to dismiss and gave plaintiff 30 days to file an amended complaint. On October 19, 2012, plaintiff filed an amended complaint asserting the same causes of action but dropping one of the defendants and shortening the period that the alleged violations of the Exchange Act occurred to February 9, 2011 to August 18, 2011. On December 3, 2012, the defendants moved to dismiss the amended complaint. On May 8, 2013, the court granted the defendants' motion to dismiss in part and denied it in part. As a result of the court's ruling, the alleged class period in the action runs from June 1, 2011 to August 18, 2011. The parties commenced mediation before a private mediator on December 3, 2013. On March 31, 2014, the parties executed a settlement stipulation and the plaintiff filed a motion seeking preliminary approval of the settlement with the court. On May 2, 2014, the court preliminarily approved the settlement, directed notice be sent to class

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    members, and set the final approval hearing for September 15, 2014. As part of the proposed settlement, HP and certain of its insurers have agreed to pay approximately $57 million into a settlement fund.

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

  •
  Luis Gonzalez v. Léo Apotheker, et al.  and Richard Tyner v. Léo Apotheker, et al. are consolidated lawsuits filed on September 29, 2011 and October 5, 2011, respectively, in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business and by authorizing HP's repurchase of its own stock on August 29, 2010 and July 21, 2011. The lawsuits are currently stayed pending resolution of the Espinoza/Salat consolidated action in federal court. The court has scheduled a status conference for August 25, 2014.

  •
  Cement & Concrete Workers District Council Pension Fund v. Hewlett-Packard Company, et al.  is a putative securities class action filed on August 3, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from November 13, 2007 to August 6, 2010 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making statements regarding HP's Standards of Business Conduct ("SBC") that were false and misleading because Mr. Hurd, who was serving as HP's Chairman and Chief Executive Officer during that period, had been violating the SBC and concealing his misbehavior in a manner that jeopardized his continued employment with HP. On February 7, 2013, the defendants moved to dismiss the amended complaint. On August 9, 2013, the court granted the defendants' motion to dismiss with leave to amend the complaint by September 9, 2013. The plaintiff filed an amended complaint on September 9, 2013, and the defendants moved to dismiss that complaint on October 24, 2013. A hearing on the defendants' motion to dismiss the amended complaint was held on May 29, 2014.

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

  •
  In re Hewlett-Packard Shareholder Derivative Litigation consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP's acquisition of Autonomy and Autonomy's IDOL technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in "abuse of control" over HP and corporate waste and were unjustly enriched. The litigation was stayed by agreement until July 31, 2013. On July 30, 2013, HP filed a motion to further stay the litigation until HP's Board of Directors decides whether to pursue any of the claims asserted in the litigation or the court rules on HP's motion to dismiss the consolidated complaint in the In re HP Securities Litigation matter. The court extended the stay of the litigation until June 16, 2014. An additional derivative action captioned Steinberg and Vogel v. Apotheker, et al. was filed in the United States District Court for the Northern District of California on May 16, 2014 containing substantially similar allegations and seeking substantially similar relief.

  •
  In re HP ERISA Litigation consists of three consolidated putative class actions filed beginning on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 18, 2011 to November 22, 2012, the defendants breached their fiduciary obligations to HP's 401(k) Plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of the Employee Retirement Income Security Act of 1974, as amended, by concealing negative information regarding the financial performance of Autonomy and HP's enterprise services business and by failing to restrict participants from investing in HP stock. On August 16, 2013, HP filed a motion to dismiss the lawsuit. On March 31, 2014, the Court granted HP's motion to dismiss this action with leave to amend.

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

  •
  Cook v. Whitman, et al. is a lawsuit filed on March 18, 2014 in the Delaware Chancery Court, alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's acquisition of Autonomy. On May 15, 2014, HP moved to dismiss or stay the Cook matter.

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

Note 16: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs"), and large enterprises, including customers in the government, health and education sectors. HP's offerings span personal computing and other access devices; imaging- and printing-related products and services; multi-vendor customer services, including infrastructure technology and business process outsourcing, application development and support services, and consulting and integration services; enterprise information technology ("IT") infrastructure, including enterprise server and storage technology, networking products and solutions, and technology support and maintenance; and IT management software, information management solutions and security intelligence/risk management solutions.

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

        The Printing and Personal Systems Group's mission is to leverage the respective strengths of the Personal Systems business and the Printing business by creating a unified organization that is customer-focused and poised to capitalize on rapidly shifting industry trends. Each of the segments within PPS is described below.

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

  •
  Commercial PCs are optimized for use by commercial customers, including enterprise and SMB customers, and for connectivity, reliability and manageability in networked environments. Commercial PCs include the HP ProBook and HP EliteBook lines of notebooks, the HP Pro and HP Elite lines of business desktops and all-in-ones, retail POS systems, HP Thin Clients and HP ElitePad and HP Pro Tablet PCs. Commercial PCs also include workstations that are designed and optimized to reliably operate in high performance and demanding application environments including Z desktop workstations, Z all-in-ones and Z mobile workstations.

  •
  Consumer PCs include the HP Spectre, HP ENVY, HP Pavilion, HP Chromebooks and HP Split series of multi-media consumer notebooks, consumer tablets, hybrids (detachable tablets), and desktops, including the TouchSmart line of touch-enabled notebooks and all-in-one desktops. Consumer PCs also use the Compaq and Slate sub-brands for certain product offerings.

        Printing provides consumer and commercial printer hardware, supplies, media, software and services, as well as scanning devices. Printing is also focused on imaging solutions in the commercial markets. HP groups LaserJet, large format printers and commercial inkjet printers into commercial hardware and consumer inkjet printers into consumer hardware when describing HP's performance in these markets. Described below are HP's global business capabilities within Printing.

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

  •
  LaserJet and Enterprise Solutions delivers HP's laserjet products, services and solutions to SMB and enterprise segments, including LaserJet printers and supplies (toner), multi-function devices, scanners, web-connected hardware and managed services, and enterprise software solutions, such as Web Jetadmin. Our Managed Print Services business provides printing equipment, supplies,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

    support, workflow optimization and security services for SMB and enterprise customers around the world, utilizing proprietary HP tools and fleet management solutions as well as third-party software.

  •
  Graphics Solutions offers large format printing (Designjet and Scitex) and supplies, Indigo digital presses (HP Indigo and inkjet web press) and supplies, specialty printing systems and graphics services.

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

  •
  Networking offers switches, routers, wireless local area network ("WLAN") and network management products that span the data center, campus and branch environments and deliver software-defined networking and unified communications capabilities. HP's unified wired and wireless networking offerings include both WLAN access points and controllers/switches.

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

        Software provides IT management, application testing and delivery, information management, big data analytics and security solutions for businesses and enterprises of all sizes to help them navigate the new style of IT. HP's IT management solutions help customers deliver applications and services that perform to defined standards and automate and assure the underlying infrastructure, be it traditional, cloud or hybrid. HP's big data solutions include the HP HAVEn Big Data platform, which, together with the Autonomy, Vertica, and security products, is designed to help customers manage their structured and unstructured information securely. HP's security solutions provide security from the infrastructure through applications and information.

        HP's software offerings include licenses, support, professional services and Software-as-a-Service ("SaaS"). Described below are HP's global business capabilities within Software.

  •
  IT Operations Management, which is part of HP's IT management offerings, provides software required to automate routine IT tasks and to pinpoint IT problems when they occur, helping enterprises to reduce operational costs and improve the reliability of applications running in a traditional, cloud or hybrid environment.

  •
  Application Delivery Management, provides software that enables organizations to deliver high performance applications by automating the processes required to ensure the quality and scalability of desktop, web, mobile and cloud-based applications.

  •
  Enterprise Security software is designed to disrupt fraud, hackers and cyber criminals by scanning software and websites for security vulnerabilities, improving network defenses and providing real-time warning of threats as they emerge.

  •
  HP Autonomy offers a wide array of software that enable enterprises to monetize and protect their information such as video, audio and text documents through solutions for marketing optimization, information governance and e-discovery.

  •
  Vertica is HP's next-generation big data analytics software, designed to capture and analyze information at massive scale and speed while reducing costs by using open-system infrastructure.

        HP Financial Services acts as a strategic enabler for HP by providing financing for customers to purchase complete IT solutions, including hardware, software and services from HP. HPFS offers financial solutions to customers to manage to the lowest total cost of ownership—from planning and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

acquiring technology all the way to replacing or retiring it. HPFS offers leasing, financing, utility programs and asset management services for large enterprise customers. HPFS also helps customers manage the risks of older or surplus IT equipment, which helps provide full life cycle coverage to HPFS customers.

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

        Financing interest in the Consolidated Condensed Statements of Earnings reflects interest expense on debt attributable to HPFS. Debt attributable to HPFS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and borrowing- and funding-related activity associated with HPFS and its subsidiaries.

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

        HP has reflected these changes to its segment information retrospectively to the earliest period presented, which has resulted in the transfer of revenue among the Printing, Personal Systems, EG, ES and Software segments and the transfer of operating profit among the Printing, Personal Systems, EG, Software and Corporation Investments segments. These changes had no impact on the previously reported financial results for the HPFS segment. In addition, none of these changes impacted HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. The organizational changes did not have a material effect on segment assets.

        There have been no material changes to the total assets of HP's individual segments since October 31, 2013.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        Selected segment operating results were as follows:

	Printing and Personal Systems
	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
	In millions
Three months ended April 30, 2014
Net revenue	$7,960	$5,767	$6,395	$5,443	$891	$847	$6	$27,309
Intersegment net revenue and other	216	67	262	259	80	20	—	904

Total segment net revenue	$8,176	$5,834	$6,657	$5,702	$971	$867	$6	$28,213

Earnings (loss) from operations	$290	$1,140	$961	$144	$186	$99	$(98)	$2,722

Three months ended April 30, 2013
Net revenue	$7,351	$6,046	$6,526	$5,889	$894	$866	$10	$27,582
Intersegment net revenue and other	259	48	268	244	73	15	—	907

Total segment net revenue	$7,610	$6,094	$6,794	$6,133	$967	$881	$10	$28,489

Earnings (loss) from operations	$244	$970	$1,074	$156	$180	$97	$(75)	$2,646

Six months ended April 30, 2014
Net revenue	$16,270	$11,549	$13,186	$10,726	$1,737	$1,701	$294	$55,463
Intersegment net revenue and other	436	100	464	571	150	36	—	1,757

Total segment net revenue	$16,706	$11,649	$13,650	$11,297	$1,887	$1,737	$294	$57,220

Earnings from operations	$569	$2,119	$1,967	$201	$331	$200	$23	$5,410

Six months ended April 30, 2013
Net revenue	$15,419	$11,950	$13,274	$11,681	$1,791	$1,812	$14	$55,941
Intersegment net revenue and other	423	90	468	490	127	26	—	1,624

Total segment net revenue	$15,842	$12,040	$13,742	$12,171	$1,918	$1,838	$14	$57,565

Earnings (loss) from operations	$477	$1,937	$2,144	$232	$335	$198	$(148)	$5,175

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        The reconciliation of segment operating results to HP consolidated results was as follows:

	Three months ended April 30		Six months ended April 30
	2014	2013	2014	2013
	In millions
Net Revenue:
Total segments	$28,213	$28,489	$57,220	$57,565
Elimination of intersegment net revenue and other	(904)	(907)	(1,757)	(1,624)

Total HP consolidated net revenue	$27,309	$27,582	$55,463	$55,941

Earnings before taxes:
Total segment earnings from operations	$2,722	$2,646	$5,410	$5,175
Corporate and unallocated costs and eliminations	(251)	(169)	(372)	(278)
Stock-based compensation expense	(130)	(107)	(300)	(291)
Amortization of intangible assets	(264)	(350)	(547)	(700)
Restructuring charges	(252)	(408)	(366)	(538)
Acquisition-related charges	(3)	(11)	(6)	(15)
Interest and other, net	(174)	(193)	(337)	(372)

Total HP consolidated earnings before taxes	$1,648	$1,408	$3,482	$2,981

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        Net revenue by segment and business unit was as follows:

	Three months ended April 30		Six months ended April 30
	2014	2013	2014	2013
	In millions
Net Revenue:
Notebooks	$3,977	$3,718	$8,312	$7,846
Desktops	3,343	3,103	6,617	6,424
Workstations	548	521	1,081	1,056
Other	308	268	696	516

Personal Systems	8,176	7,610	16,706	15,842

Supplies	3,866	4,122	7,661	8,015
Commercial Hardware	1,402	1,411	2,749	2,785
Consumer Hardware	566	561	1,239	1,240

Printing	5,834	6,094	11,649	12,040

Total Printing and Personal Systems Group	14,010	13,704	28,355	27,882

Industry Standard Servers	2,829	2,806	6,007	5,800
Technology Services	2,132	2,247	4,255	4,454
Storage	808	857	1,642	1,690
Networking	658	618	1,288	1,226
Business Critical Systems	230	266	458	572

Enterprise Group	6,657	6,794	13,650	13,742

Infrastructure Technology Outsourcing	3,597	3,855	7,098	7,710
Application and Business Services	2,105	2,278	4,199	4,461

Enterprise Services	5,702	6,133	11,297	12,171

Software	971	967	1,887	1,918
HP Financial Services	867	881	1,737	1,838
Corporate Investments	6	10	294	14

Total segment net revenue	28,213	28,489	57,220	57,565

Eliminations of intersegment net revenue and other	(904)	(907)	(1,757)	(1,624)

Total HP consolidated net revenue	$27,309	$27,582	$55,463	$55,941

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

  •
  Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

  •
  Results of Operations.  An analysis of our financial results comparing the three and six months ended April 30, 2014 to the prior-year periods. A discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment.

  •
  Liquidity and Capital Resources.  An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and liquidity.

  •
  Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions and off-balance sheet arrangements.

  •
  Factors that Could Affect Future Results.  A description of factors that could materially affect our business, financial condition or operating results.

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

        The Overview, Results of Operations and Liquidity and Capital Resources compare the three and six months ended April 30, 2014 to the three and six months ended April 30, 2013, unless otherwise noted.

OVERVIEW

        We are a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs") and large enterprises, including customers in the government, health and education sectors. Our offerings span the following: personal computing and other access devices; imaging- and printing-related products and services; enterprise IT infrastructure, including enterprise server and storage technology, networking products and solutions, technology support and maintenance; multi-vendor customer services, including infrastructure technology and business process outsourcing, application development and support services, and consulting and integration services; and IT management software, information management solutions and security intelligence/risk management solutions. We have seven reportable segments for financial reporting purposes: Personal Systems, Printing, the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, HP Financial Services ("HPFS") and Corporate Investments.

        The following provides an overview of our key financial metrics by segment:

		Printing and Personal Systems Group
	HP Consolidated(1)	Personal Systems	Printing	Total	Enterprise Group	Enterprise Services	Software	HPFS	Corporate Investments(2)
	Dollars in millions, except per share amounts
Three Months Ended April 30, 2014
Net revenue	$27,309	$8,176	$5,834	$14,010	$6,657	$5,702	$971	$867	$6
Year-over-year change %	(1.0)%	7.4%	(4.3)%	2.2%	(2.0)%	(7.0)%	0.4%	(1.6)%	NM
Earnings from operations	$1,822	$290	$1,140	$1,430	$961	$144	$186	$99	$(98)
Earnings from operations as a % of net revenue	6.7%	3.5%	19.5%	10.2%	14.4%	2.5%	19.2%	11.4%	NM
Year-over-year change percentage points	0.9pts	0.3pts	3.6pts	1.3pts	(1.4)pts	0.0pts	0.6pts	0.4pts	NM
Net earnings	$1,273
Net earnings per share
Basic	$0.67
Diluted	$0.66

(1)
HP consolidated net revenue excludes intersegment net revenue and other. HP consolidated earnings from operations includes corporate and unallocated costs and eliminations, stock-based compensation, amortization of intangible assets, restructuring charges and acquisition-related charges.

(2)
"NM" represents not meaningful.

        Net revenue declined 1.0% (decreased 0.1% on a constant currency basis) in the three months ended April 30, 2014, as compared to the prior-year period. The leading contributors to the net revenue decline were key account runoff in ES, lower Printing supplies revenue, lower customer demand in Technology Services ("TS"), competitive pressures in Storage and unfavorable currency impacts. Partially offsetting the net revenue decline was growth in Personal Systems from revenue increases in each of the notebook, desktop and workstation product categories. Gross margin increased by 0.5 percentage points in the three months ended April 30, 2014 due primarily to gross margin improvement in Printing as a result of favorable currency impacts along with a favorable inkjet supplies mix and service delivery efficiencies in ES. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio, particularly in EG. Operating margin increased by 0.9 percentage points in the three months ended April 30, 2014 due primarily to the gross margin increase, lower restructuring charges and lower levels of intangible asset amortization as well as benefits from our previous restructuring actions. Partially offsetting these favorable impacts to operating margin were higher research and development expenses.

		Printing and Personal Systems Group
	HP Consolidated(1)	Personal Systems	Printing	Total	Enterprise Group	Enterprise Services	Software	HPFS	Corporate Investments(2)
	Dollars in millions, except per share amounts
Six Months Ended April 30, 2014
Net revenue	$55,463	$16,706	$11,649	$28,355	$13,650	$11,297	$1,887	$1,737	$294
Year-over-year change %	(0.9)%	5.5%	(3.2)%	1.7%	(0.7)%	(7.2)%	(1.6)%	(5.5)%	NM
Earnings from operations	$3,819	$569	$2,119	$2,688	$1,967	$201	$331	$200	$23
Earnings from operations as a % of net revenue	6.9%	3.4%	18.2%	9.5%	14.4%	1.8%	17.5%	11.5%	NM
Year-over-year change percentage points	0.9pts	0.4pts	2.1pts	0.8pts	(1.2)pts	(0.1)pts	0.0pts	0.7pts	NM
Net earnings	$2,698
Net earnings per share
Basic	$1.42
Diluted	$1.40

(1)
HP consolidated net revenue excludes intersegment net revenue and other. HP consolidated earnings from operations includes corporate and unallocated costs and eliminations, stock-based compensation, amortization of intangible assets, restructuring charges and acquisition-related charges.

(2)
"NM" represents not meaningful.

        Net revenue declined 0.9% (increased 0.1% on a constant currency basis) in the six months ended April 30, 2014, as compared to the prior-year period. The leading contributors to the net revenue decline were key account runoff in ES, lower Printing supplies revenue and unfavorable currency impacts. Partially offsetting the net revenue decline was a revenue increase in Personal Systems due to growth in notebooks, desktops, and workstations as well as the first quarter fiscal 2014 sale of a portfolio of mobile computing intellectual property ("IP") which also benefited the Corporate Investments segment. Gross margin increased by 0.5 percentage points in the six months ended April 30, 2014 due primarily to gross margin improvement in Printing as a result of favorable currency impacts along with continued cost structure improvements, the sale of IP, service delivery efficiencies in ES and in Software, improving margin in professional services. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. Operating margin increased by 0.9 percentage points in the six months ended April 30, 2014 due primarily to the gross margin increase and the combination of lower restructuring charges, intangible asset amortization and selling, general and administrative ("SG&A") expenses. The decline in SG&A expenses was due primarily to a gain from the sale of real estate.

        Our business continues to produce significant cash flow from operations, generating $6.0 billion in the six months ended April 30, 2014. Additionally, we repurchased $1.4 billion worth of common stock, returned $576 million to stockholders through dividends, and made a $1.3 billion net investment in property, plant and equipment. As of April 30, 2014, our investment portfolio was $15.4 billion, consisting of cash and cash equivalents and short-term and long-term investments, representing an increase of approximately $2.9 billion from the October 31, 2013 balance of $12.5 billion.

        In fiscal 2014, we continue to experience challenges that represent trends and uncertainties that may affect our business and results of operations. One set of challenges relates to continuing dynamic and accelerating market trends. Another set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions, our business-specific competitors are exerting increased competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution. The macroeconomic weakness we have experienced across geographic regions has moderated in some areas but remains an overall challenge. A discussion of some of these challenges at the segment level is set forth below.

  •
  In Personal Systems, we continue to be negatively impacted by the market shift towards tablet products within mobility products, which has reduced the demand for consumer and notebook products. If benefits from our new product investments in this area do not materialize, we will continue to be negatively impacted by this trend. Personal Systems is also being negatively impacted by consumer demand weakness and a competitive pricing environment. However, the pace of market contraction is slowing with signs of stabilization. In the first half of fiscal 2014, Personal Systems experienced broad revenue growth with particular strength in Europe, the Middle East and Africa ("EMEA") and Asia Pacific in each of the notebook, desktop and workstation product categories driven by growth in Commercial PCs due in part to customers migrating from the Windows XP operating system.

  •
  In Printing, we are experiencing the impact of the growth in mobility, demand challenges in both consumer and commercial as well as an overall competitive pricing environment. To be successful in addressing these challenges, we need to execute on our key initiatives of focusing on products targeted at high usage categories, developing emerging market opportunities, and introducing new revenue delivery models to consumers.

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

  •
  In ES, we are facing internal execution challenges, pressured public sector spending, a competitive pricing environment, and market and a mixed global economic recovery. To be successful in addressing these challenges, we must execute on our multi-year turnaround plan, which includes a cost reduction initiative to align our costs to our revenue trajectory and initiatives targeted at improving execution in sales performance and accountability, contracting practices and pricing.

  •
  In Software, we are facing multiple challenges, including the market shift to software-as-a-service ("SaaS") and go-to-market execution challenges. To be successful in addressing these challenges, we must improve our go-to-market execution with integrated customer solutions more aligned to customer demand and achieve broader integration across our overall product portfolio as we work to capitalize on important market opportunities in cloud, big data, security and mobility.

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

        For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled "Risk Factors" in Part II, Item 1A, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the six months ended April 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

ACCOUNTING PRONOUNCEMENTS

        For a summary of recent accounting pronouncements applicable to our financial statements see Note 1 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS

        Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing how each of our segments performed excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in revenue on a constant currency basis, which assumes no change in the exchange rates from the prior-year period. This information is provided so that revenue can be viewed without the impact of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our operational results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2014		2013		2014		2013
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$27,309	100.0%	$27,582	100.0%	$55,463	100.0%	$55,941	100.0%
Cost of sales(1)	20,704	75.8%	21,055	76.3%	42,440	76.5%	43,084	77.0%

Gross profit	6,605	24.2%	6,527	23.7%	13,023	23.5%	12,857	23.0%
Research and development	873	3.2%	815	3.0%	1,684	3.0%	1,609	2.9%
Selling, general and administrative	3,391	12.4%	3,342	12.1%	6,601	12.0%	6,642	11.9%
Amortization of intangible assets	264	1.0%	350	1.3%	547	1.0%	700	1.2%
Restructuring charges	252	0.9%	408	1.5%	366	0.7%	538	1.0%
Acquisition-related charges	3	0.0%	11	0.0%	6	0.0%	15	0.0%

Earnings from operations	1,822	6.7%	1,601	5.8%	3,819	6.8%	3,353	6.0%
Interest and other, net	(174)	(0.7)%	(193)	(0.7)%	(337)	(0.6)%	(372)	(0.6)%

Earnings before taxes	1,648	6.0%	1,408	5.1%	3,482	6.2%	2,981	5.4%
Provision for taxes	(375)	(1.3)%	(331)	(1.2)%	(784)	(1.3)%	(672)	(1.3)%

Net earnings	$1,273	4.7%	$1,077	3.9%	$2,698	4.9%	$2,309	4.1%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        For the three months ended April 30, 2014, total HP net revenue decreased 1% (decreased 0.1% on a constant currency basis). U.S. net revenue decreased 6% to $9.2 billion, while net revenue from outside of the United States increased 2% to $18.1 billion. The net revenue decline was due primarily to key account runoff in ES, lower Printing supplies revenue, lower customer demand in TS and competitive pressures in Storage. Partially offsetting the net revenue decline was growth in Personal Systems from revenue increases in each of the notebook, desktop and workstation product categories driven by growth in Commercial PCs.

        For the six months ended April 30, 2014, total HP net revenue decreased 1% (increased 0.1% on a constant currency basis). U.S. net revenue decreased 5% to $18.9 billion, while net revenue from outside of the United States increased 2% to $36.6 billion. The net revenue decline was due primarily to key account runoff in ES and lower Printing supplies revenue. Partially offsetting the net revenue decline was growth in Personal Systems due to growth in notebooks, desktops, and workstations as well as the sale of a portfolio of mobile computing intellectual property ("IP") which also benefited the Corporate Investments segment.

        The components of the weighted net revenue change were as follows:

	Three months ended April 30, 2014	Six months ended April 30, 2014
	Percentage Points
Enterprise Services	(1.6)	(1.6)
Printing	(0.9)	(0.7)
Enterprise Group	(0.5)	(0.2)
HP Financial Services	(0.1)	(0.2)
Software	—	(0.1)
Corporate Investments/Other	0.1	0.4
Personal Systems	2.0	1.5

Total HP	(1.0)	(0.9)

Three months ended April 30, 2014 compared with three months ended April 30, 2013

        From a segment perspective, the primary factors contributing to the revenue change for the three months ended April 30, 2014 are summarized as follows:

  •
  ES net revenue declined due primarily to key account revenue runoff, contractual price declines, unfavorable currency impacts and weak growth in new and existing accounts;

  •
  Printing net revenue declined due to lower toner supplies volume, competitive pricing pressures and unfavorable currency impacts;

  •
  EG net revenue decreased due primarily to net revenue declines in TS, Storage and BCS and unfavorable currency impacts;

  •
  HPFS net revenue decreased due primarily to lower portfolio revenue from lower operating and finance lease volumes over the past year and unfavorable currency impacts;

  •
  Software net revenue growth was flat due to higher license, SaaS and professional services revenue offset by declines in support revenue; and

  •
  Personal Systems net revenue increased due to growth in EMEA and Asia Pacific with growth in the notebook, desktop and workstation product categories, with particular strength in Commercial PCs.

Six months ended April 30, 2014 compared with six months ended April 30, 2013

        From a segment perspective, the primary factors contributing to the revenue change for the six months ended April 30, 2014 are summarized as follows:

  •
  ES net revenue declined due primarily to key account revenue runoff, contractual price declines, unfavorable currency impacts and weak growth in new and existing accounts;

  •
  Printing net revenue declined due to lower toner supplies volume, unfavorable currency impacts and competitive pricing pressures;

  •
  EG net revenue decreased due primarily to net revenue declines in TS, Storage and BCS and unfavorable currency impacts;

  •
  HPFS net revenue decreased due primarily to lower portfolio revenue from lower operating and finance lease volumes over the past year, lower buyout activity and unfavorable currency impacts;

  •
  Software net revenue decreased due to declines in professional services and support revenue partially offset by higher SaaS and license revenue;

  •
  Corporate Investments net revenue increased due to the sale of IP; and

  •
  Personal Systems net revenue increased due to growth in EMEA and Asia Pacific driving growth in each of the notebook, desktop and workstation product categories, with particular strength in Commercial PCs.

        A more detailed discussion of segment revenue is included under "Segment Information" below.

Gross Margin

Three months ended April 30, 2014 compared with three months ended April 30, 2013

        Our total gross margin increased by 0.5 percentage points for the three months ended April 30, 2014. Gross margin increased across all of our segments, except Personal Systems, EG and Corporate Investments. The primary factors impacting gross margin performance for each of our segments are summarized as follows:

  •
  Printing gross margin increased due primarily to favorable currency impacts from the Japanese Yen, continued cost structure improvements and a higher mix of ink and graphics supplies;

  •
  ES gross margin increased due primarily to service delivery efficiencies;

  •
  Software gross margin increased due to improving margins in professional services as a result of a shift to more profitable contracts and higher workforce utilization;

  •
  HPFS gross margin increased due primarily to higher margins on asset management activity and lower cost of funds;

  •
  Personal Systems gross margin was flat due primarily to competitive pricing pressures; and

  •
  EG experienced a gross margin decline due primarily to competitive pricing pressures in Storage and Networking and unfavorable mix.

Six months ended April 30, 2014 compared with six months ended April 30, 2013

        Our total gross margin increased by 0.5 percentage points for the six months ended April 30, 2014. Gross margin increased across all of our segments, except Personal Systems and EG. The primary factors impacting gross margin performance for each of our segments are summarized as follows:

  •
  Printing gross margin increased due primarily to favorable currency impacts from the Japanese Yen, continued cost structure improvements and a higher mix of ink and graphics supplies;

  •
  ES gross margin increased due primarily to service delivery efficiencies;

  •
  Corporate Investments gross margin increased due to the sale of IP;

  •
  HPFS gross margin increased due primarily to higher portfolio margin from a lower cost of funds and higher margins on asset management activity;

  •
  Software gross margin increased due to improving margins in professional services as a result of a shift to more profitable contracts and higher workforce utilization;

  •
  Personal Systems experienced a gross margin decline due primarily to competitive pricing pressures; and

  •
  EG experienced a gross margin decline due primarily to competitive pricing pressures.

        A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.

Operating Expenses

        Research and Development

        Research and development ("R&D") expense increased for the three and six months ended April 30, 2014 as we continue to invest in innovation in our strategic focus areas such as cloud, and across many of our business segments.

        Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense increased in the three months ended April 30, 2014 due primarily to higher workforce compensation costs and increased investments in systems and tools. SG&A expense decreased in the six months ended April 30, 2014 due primarily to a gain from the sale of real estate, partially offset by higher litigation reserves, investments in systems and tools and higher workforce compensation costs.

        Amortization of Intangible Assets

        Amortization expense decreased for the three and six months ended April 30, 2014 due primarily to certain intangible assets associated with prior acquisitions reaching the end of their amortization periods.

        Restructuring

        Restructuring charges decreased for the three and six months ended April 30, 2014, due primarily to lower charges in the current periods from the 2012 Plan. Restructuring in the prior year periods also benefited from reversals of severance charges related to other restructuring plans.

        On May 22, 2014, HP announced that the previously estimated number of eliminated positions under the 2012 Plan is expected to increase by between 11,000 and 16,000. HP estimates it will recognize an additional charge of approximately $500 million through the end of fiscal 2014 based on the low-end of the estimated headcount increase.

Interest and Other, Net

        For the three and six months ended April 30, 2014, Interest and other, net decreased due primarily to lower interest expense from a lower average debt balance. Additionally, for the three months ended April 30, 2014, lower currency transaction losses added to the decrease.

Provision for Taxes

        Our effective tax rate was 22.8% and 23.5% for the three months ended April 30, 2014 and 2013, respectively, and 22.5% for the six months ended April 30, 2014 and 2013. Our effective tax rate generally differs from the U.S. federal statutory tax rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the U.S.

        In the three and six months ended April 30, 2014, we recorded discrete items resulting in net tax charges of $13 million and $35 million, respectively. These amounts include tax charges of $43 million and $80 million for the three and six months ended April 30, 2014, respectively, offset by tax benefits on restructuring charges of $30 million and $45 million for the three and six months ended April 30, 2014, respectively.

        In the three and six months ended April 30, 2013, we recorded discrete items resulting in a net tax benefit of $108 million and $103 million, respectively. These amounts included tax benefits of $47 million and $63 million on restructuring and acquisition-related charges for the three and six months ended April 30, 2013, respectively. Other discrete items for the three and six months ended April 30, 2013 included tax benefits of $81 million and $131 million, respectively, for various adjustments to estimated tax provisions of foreign jurisdictions and miscellaneous tax charges. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law. In the first quarter of fiscal 2013, we recorded a tax benefit of $50 million arising from the retroactive research and development credit provided by that legislation. We also recorded a tax charge of $150 million related to a past uncertain tax position in the first quarter of fiscal 2013, increasing the effective tax rate.

Segment Information

        A description of the products and services for each segment can be found in Note 16 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

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

Printing and Personal Systems Group

        The Personal Systems segment and the Printing segment are structured beneath a broader Printing and Personal Systems Group ("PPS"). We describe the results of the segments within PPS below.

Personal Systems

	Three months ended April 30
	2014	2013	% Change
	Dollars in millions
Net revenue	$8,176	$7,610	7.4%
Earnings from operations	$290	$244	18.9%
Earnings from operations as a % of net revenue	3.5%	3.2%

	Six months ended April 30
	2014	2013	% Change
	Dollars in millions
Net revenue	$16,706	$15,842	5.5%
Earnings from operations	$569	$477	19.3%
Earnings from operations as a % of net revenue	3.4%	3.0%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2014	Six months ended April 30, 2014
	Percentage Points
Notebook PCs	3.4	2.9
Desktop PCs	3.2	1.2
Workstations	0.4	0.2
Other	0.5	1.1

Total Personal Systems	7.4	5.5

  Three and six months ended April 30, 2014 compared with three and six months ended April 30, 2013

        Personal Systems net revenue increased 7.4% (increased 9.0% on a constant currency basis) and increased 5.5% (increased 6.8% on a constant currency basis) for the three and six months ended April 30, 2014, respectively. While the Personal Systems business continues to experience significant challenges due to the market shift towards mobility products, the pace of PC market contraction is slowing with signs of stabilization driven by growth in commercial PCs. For the three and six months ended April 30, 2014, Personal Systems experienced strong revenue growth in EMEA and Asia Pacific. In the Americas, revenue increased for the three months ended April 30, 2104 and declined for the six months ended April 30, 2014. The revenue increase in Personal Systems for the three and six months ended April 30, 2014 was driven by a 9.7% and 7.6% increase in unit volume, respectively, the effects of which were partially offset by a 1.5% and 2.1% decline in average selling prices ("ASPs"), respectively. The unit volume increase for both periods was primarily led by growth in commercial notebooks, commercial desktops and Thin Client products. The decline in ASPs for the three months ended April 30, 2014 was due primarily to unfavorable currency impacts and a higher mix of consumer tablets. The decline in ASPs for the six months ended April 30, 2014 was due primarily to unfavorable currency impacts and competitive pricing pressures, the effects of which were partially offset by a favorable mix of commercial PCs. Net revenue for commercial clients increased 12% and 10% driven in part by customers migrating from the Windows XP operating system and benefits from the delayed installed base refresh cycle, while net revenue for consumer clients decreased 2% and 3%, for the three and six months ended April 30, 2014, respectively. Desktop PCs net revenue increased 8% and 3%, while Notebook PCs net revenue increased 7% and 6% for the three and six months ended April 30, 2014, respectively. Workstations net revenue increased 5% and 2%, while Other net revenue increased 15% and 35% for the three and six months ended April 30, 2014, respectively. The net revenue increase in Other for both periods was due to increased sales of extended warranties and sales of consumer tablets, while the increase in Other for the six months ended April 30, 2014 was also due to the sale of IP.

        Personal Systems earnings from operations as a percentage of net revenue increased 0.3 and 0.4 percentage points for the three and six months ended April 30, 2014 respectively. The increase was driven by a decline in operating expenses as a percentage of net revenue for both periods, while gross margin remained flat for the three months ended April 30, 2014 and declined for the six months ended April 30, 2014. The change in gross margin for both periods was due primarily to competitive pricing pressures, the effects of which were partially offset by favorable mix. For the three and six months ended April 30, 2014, operating expenses as a percentage of net revenue decreased due primarily to continued efforts to optimize the cost structure partially offset by increased R&D investments.

Printing

	Three months ended April 30
	2014	2013	% Change
	Dollars in millions
Net revenue	$5,834	$6,094	(4.3)%
Earnings from operations	$1,140	$970	17.5%
Earnings from operations as a % of net revenue	19.5%	15.9%

	Six months ended April 30
	2014	2013	% Change
	Dollars in millions
Net revenue	$11,649	$12,040	(3.2)%
Earnings from operations	$2,119	$1,937	9.4%
Earnings from operations as a % of net revenue	18.2%	16.1%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2014	Six months ended April 30, 2014
	Percentage Points
Supplies	(4.2)	(2.9)
Commercial Hardware	(0.1)	(0.3)
Consumer Hardware	0.1	—

Total Printing	(4.3)	(3.2)

  Three months ended April 30, 2014 compared with three months ended April 30, 2013

        Printing net revenue decreased 4.3% (decreased 3.3% on a constant currency basis) for the three months ended April 30, 2014 driven by a decline in Supplies and Commercial Hardware, the effects of which were partially offset by growth in Consumer Hardware. Net revenue for Supplies decreased 6% for the three months ended April 30, 2014 primarily driven by lower toner sales, the effects of which were partially offset by growth in large format printing supplies and unfavorable currency impacts. For the three months ended April 30, 2014, printer unit volumes increased by 1% while average revenue per unit ("ARU") decreased by 1%. The unit volume increase reflects market growth in both laser and inkjet as we target growth in high-value areas of the market through our investments to replenish the installed base with a focus on Ink in the Office, Ink Advantage products and multi-function printers. The ARU decline was due primarily to competitive pricing pressures and a higher mix of consumer driven by growth in Ink in the Office printers. Net revenue for Commercial Hardware decreased 1%

driven by a 4% decline in ARU partially offset by a 3% increase in unit volume. The ARU decline in Commercial Hardware was driven by competitive pricing pressures. The unit volume increase in Commercial Hardware was driven by our investments in multi-function printers and growth in graphics. Net revenue for Consumer Hardware increased 1% driven by a 4% improvement in ARU while unit volume remained flat. The ARU increase in Consumer Hardware was due to a mix shift to high-usage printers. The unit volume in Consumer Hardware was flat as growth in the Ink in the Office printers was offset by a decline in home printers.

        Printing earnings from operations as a percentage of net revenue increased by 3.6 percentage points for the three months ended April 30, 2014 due to an increase in gross margin combined with lower operating expenses as a percentage of net revenue. The gross margin increase was due to favorable currency impacts from the Japanese Yen, continued cost structure improvements and a higher mix of ink and graphics supplies. Operating expenses as a percentage of net revenue decreased due primarily to reduced marketing expenses, the effects of which were partially offset by higher R&D expenses as a result of increased investments in enterprise products.

  Six months ended April 30, 2014 compared with six months ended April 30, 2013

        Printing net revenue decreased 3.2% (decreased 2.1% on a constant currency basis) for the six months ended April 30, 2014. The decrease was driven by a decline in Supplies and Commercial Hardware. Net revenue for Supplies decreased 4% for the six months ended April 30, 2014, primarily driven by unfavorable currency impacts and lower volumes of toner, partially offset by growth in graphics supplies. Printer unit volumes increased by 3% while ARU declined by 3%. Printer unit volumes increased as we targeted growth in high-value areas of the market with our investments to replenish the installed base with a focus on Ink in the Office, Ink Advantage products and multi-function printers. The decline in ARU was due primarily to competitive pricing pressures. Net revenue for Commercial Hardware decreased 1%, which was driven by a 6% decline in ARU, partially offset by a 5% growth in unit volume. The ARU decline in Commercial Hardware was primarily driven by competitive pricing pressures. The volume increase in Commercial Hardware was driven by our investments in multi-function printers and growth in graphics. Net revenue for Consumer Hardware was flat, while printer ARU and unit volume increased by 1% and 2%, respectively. The ARU improvement for Consumer Hardware was driven by a mix shift to high-usage printers. The unit volume increase in Consumer Hardware was driven by growth in Ink in the Office printer units, reflecting our continued investment in placing units that drive long-term economic value.

        Printing earnings from operations as a percentage of net revenue increased by 2.1 percentage points for the six months ended April 30, 2014, due to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. The gross margin increase was due to favorable currency impacts from the Japanese Yen, continued cost structure improvements and favorable mix from a higher proportion of ink and graphics supplies. Operating expenses as a percentage of net revenue increased due primarily to higher research and development expenses as a result of our investments in enterprise products, the effects of which were partially offset by reduced marketing expenses.

Enterprise Group

	Three months ended April 30
	2014	2013	% Change
	Dollars in millions
Net revenue	$6,657	$6,794	(2.0)%
Earnings from operations	$961	$1,074	(10.5)%
Earnings from operations as a % of net revenue	14.4%	15.8%

	Six months ended April 30
	2014	2013	% Change
	Dollars in millions
Net revenue	$13,650	$13,742	(0.7)%
Earnings from operations	$1,967	$2,144	(8.3)%
Earnings from operations as a % of net revenue	14.4%	15.6%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2014	Six months ended April 30, 2014
	Percentage Points
Technology Services	(1.7)	(1.5)
Storage	(0.7)	(0.4)
Business Critical Systems	(0.5)	(0.8)
Industry Standard Servers	0.3	1.5
Networking	0.6	0.5

Total EG	(2.0)	(0.7)

  Three and six months ended April 30, 2014 compared with three and six months ended April 30, 2013

        EG net revenue decreased 2.0% (decreased 1.2% on a constant currency basis) and decreased 0.7% (increased 0.1% on a constant currency basis) for the three and six months ended April 30, 2014, respectively. In EG, we continue to experience revenue growth challenges due to multiple market trends and product and technology transitions, along with a highly competitive pricing environment. The EG net revenue decline for both the periods was driven by net revenue declines in TS, Storage and BCS and unfavorable currency impacts, primarily from the Japanese Yen. These declines were partially offset by revenue growth in Networking and ISS. TS net revenue decreased by 5% and 4% for the three and six months ended April 30, 2014, respectively, due primarily to a continued reduction in support for BCS and traditional storage products and an unfavorable currency impact. Storage net revenue decreased 6% and 3% for three and six months ended April 30, 2014, respectively, due primarily to market softness, sales execution challenges and continued product transitions from traditional storage products to Converged Storage solutions. In traditional storage products, which include tape, storage networking and legacy external disk products, we experienced revenue declines for the three and six months ended April 30, 2014. In Converged Storage solutions, which include 3PAR StoreServ, StoreOnce, StoreVirtual, and StoreAll products, we experienced a decline in revenue for three months ended April 30, 2014, and an increase in revenue for the six months ended April 30, 2014. BCS net revenue decreased by 14% and 20% for the three and six months ended April 30, 2014, respectively, as a result of ongoing pressures from the decline in the overall UNIX market. ISS net revenue increased by 1% and 4% for the three and six months ended April 30, 2014, respectively. For the three month period the net revenue increase was driven by strength in EMEA and Asia Pacific, which was partially offset by lower hyperscale server sales in Americas. For the six months ended April 30, 2014, the increase in ISS net revenue was due primarily to revenue growth in our hyperscale products in all regions. Networking net revenue increased by 6% and 5% for the three and six months ended April 30, 2014, respectively, due to higher demand for our switching and routing products.

        EG earnings from operations as a percentage of net revenue decreased by 1.4 percentage points for the three months ended April 30, 2014, due to a decrease in gross margin coupled with an increase in operating expenses as a percentage of net revenue. The gross margin decline was due primarily to competitive pricing pressure in Storage and Networking and unfavorable mix. The increase in operating expense as a percentage of net revenue was driven by R&D investments.

        EG earnings from operations as a percentage of net revenue decreased by 1.2 percentage points for the six months ended April 30, 2014, due to a decrease in gross margin which was partially offset by lower operating expenses as a percentage of net revenue. The gross margin decline was due primarily to competitive pricing pressure, partially offset by improved cost management in TS. The decrease in operating expense as a percentage of net revenue was due primarily to lower R&D expense as a percentage of net revenue due to increased benefits from cost-sharing programs and a value added tax subsidy credit, partially offset by investments in networking, storage and server technologies.

Enterprise Services

	Three months ended April 30
	2014	2013	% Change
	Dollars in millions
Net revenue	$5,702	$6,133	(7.0)%
Earnings from operations	$144	$156	(7.7)%
Earnings from operations as a % of net revenue	2.5%	2.5%

	Six months ended April 30
	2014	2013	% Change
	Dollars in millions
Net revenue	$11,297	$12,171	(7.2)%
Earnings from operations	$201	$232	(13.4)%
Earnings from operations as a % of net revenue	1.8%	1.9%

        The components of the weighted net revenue increase by business unit were as follows:

	Three months ended April 30, 2014	Six months ended April 30, 2013
	Percentage Points
Infrastructure Technology Outsourcing	(4.2)	(5.0)
Application and Business Services	(2.8)	(2.2)

Total Enterprise Services	(7.0)	(7.2)

  Three and six months ended April 30, 2014 compared with three and six months ended April 30, 2013

        ES net revenue decreased 7.0% (decreased 6.7% on a constant currency basis) and decreased 7.2% (decreased 6.5% on a constant currency basis) for the three and six months ended April 30, 2014, respectively. Performance in ES continues to be challenged by soft IT services spending, particularly from weak public-sector spending in the United States along with austerity measures in other countries. The net revenue decrease in ES was driven primarily by net service revenue runoff in key accounts, contractual price declines, unfavorable currency impacts, and weak growth in new and existing accounts. Net revenue in Infrastructure Technology Outsourcing ("ITO") decreased by 7% and 8% for the three and six months ended April 30, 2014, respectively, due to key account net service revenue runoff along with contractual price declines in ongoing contracts. Net revenue declines in ITO were partially offset by growth in cloud and security revenue. Net revenue in Application and Business Services ("ABS") declined by 8% and 6% for the three and six months ended April 30, 2014, respectively, due to net service revenue runoff in key accounts and unfavorable currency impacts. Net revenue declines in ABS were partially offset by growth in information management and analytics and cloud revenue.

        ES earnings from operations as a percentage of net revenue was flat for the three months ended April 30, 2014 and decreased by 0.1 percentage points for the six months ended April 30, 2014. The change in operating profit for the three and six months ended April 30, 2014 was due to an increase in operating expense as a percentage of net revenue, offset by an increase in gross margin. Gross margin increased due primarily to our continued focus on improving service delivery efficiencies, partially offset by unfavorable impacts from key account revenue runoff and contractual price declines. The increase in operating expenses as a percentage of net revenue was driven by the size of the revenue decline and higher administrative expenses and field selling costs. The increase in administrative expense was due to the prior-year period containing higher bad debt recoveries and insurance recoveries. The increase in field selling costs was the result of expanding the sales force coverage as we move from reactive to proactive sales.

Software

	Three months ended April 30
	2014	2013	% Change
	Dollars in millions
Net revenue	$971	$967	0.4%
Earnings from operations	$186	$180	3.3%
Earnings from operations as a % of net revenue	19.2%	18.6%

	Six months ended April 30
	2014	2013	% Change
	Dollars in millions
Net revenue	$1,887	$1,918	(1.6)%
Earnings from operations	331	$335	(1.2)%
Earnings from operations as a % of net revenue	17.5%	17.5%

  Three and six months ended April 30, 2014 compared with three and six months ended April 30, 2013

        Software net revenue increased 0.4% (increased 0.6% on a constant currency basis) and decreased 1.6% (decreased 1.1% on a constant currency basis) for the three and six months ended April 30, 2014, respectively. Revenue growth in Software is being challenged by the overall market and customer shift to SaaS solutions, which is impacting growth in license and support revenue. For the three months ended April 30, 2014, net revenue from licenses, SaaS and professional services increased by 8%, 6% and 1%, respectively, while net revenue from support decreased by 4%. For the six months ended April 30, 2014, net revenue from professional services and support decreased by 6% and 3%, respectively, while net revenue from SaaS and licenses increased by 6% and 1%, respectively.

        The growth in license revenue for both the three and six months ended April 30, 2014 was due primarily to continued strength in some of our key focus areas of security and big data analytics, partially offset by the impact of the market and customer shift to SaaS solutions. As a result, demand for our SaaS products provided revenue growth for both periods. Professional services revenue increased for the three months ended April 30, 2014, due to higher revenue growth in security products, while for the six months ended April, 30, 2014, we experienced a decline in professional services revenue due to our continued management of this portfolio to focus on higher-margin contracts. The decrease in support revenue for both the three and six months ended April 30, 2014 was due to past declines in license revenue.

        For the three months ended April 30, 2014, Software earnings from operations as a percentage of net revenue increased by 0.6 percentage points, due to an increase in gross margin, the effect of which was partially offset by an increase in operating expense as a percentage of net revenue. For the six months ended April 30, 2014, the change in Software earnings from operations as a percentage of net revenue was flat as the increase in gross margin was offset by an increase in operating expense as a percentage of net revenue. For both the three and six months ended April 30, 2014, the increase in gross margin was due to improving margins in professional services as a result of a shift to more profitable contracts and higher workforce utilization. The increase in operating expense as a percentage of net revenue was due primarily to R&D investments partially offset by lower SG&A expenses due to cost savings associated with our ongoing restructuring efforts.

HP Financial Services

	Three months ended April 30
	2014	2013	% Change
	Dollars in millions
Net revenue	$867	$881	(1.6)%
Earnings from operations	$99	$97	2.1%
Earnings from operations as a % of net revenue	11.4%	11.0%

	Six months ended April 30
	2014	2013	% Change
	Dollars in millions
Net revenue	$1,737	$1,838	(5.5)%
Earnings from operations	$200	$198	1.0%
Earnings from operations as a % of net revenue	11.5%	10.8%

  Three months ended April 30, 2014 compared with three months ended April 30, 2013

        HPFS net revenue decreased by 1.6% (decreased 0.7% on a constant currency basis) for the three months ended April 30, 2014. The net revenue decrease was due primarily to lower portfolio revenue from lower operating and finance lease volumes over the past year and unfavorable currency impacts, partially offset by higher buyout activity.

        HPFS earnings from operations as a percentage of net revenue increased by 0.4 percentage points for the three months ended April 30, 2014 due primarily to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was the result of higher margins on asset management activity and lower cost of funds. The increase in operating expense as a percentage of net revenue was due primarily to higher field selling costs partially offset by higher capitalization of initial direct costs on higher financing volumes.

  Six months ended April 30, 2014 compared with six months ended April 30, 2013

        HPFS net revenue decreased by 5.5% (decreased 4.6% on a constant currency basis) for the six months ended April 30, 2014. The net revenue decrease was due primarily to lower portfolio revenue from lower operating and finance lease volumes over the past year, lower buyout activity, and unfavorable currency impacts.

        HPFS earnings from operations as a percentage of net revenue increased by 0.7 percentage points for the six months ended April 30, 2014 due primarily to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was the result of higher portfolio margin primarily from a lower cost of funds and higher margins on asset management activity. The increase in operating expenses as a percentage of net revenue was due primarily to higher field selling costs, partially offset by higher capitalization of initial direct costs on higher financing volume.

Financing Volume

	Three months ended April 30		Six months ended April 30
	2014	2013	2014	2013
	In millions
Total financing volume	$1,458	$1,302	$2,830	$2,464

        New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased 12.0% and 14.9% for the three and six months ended April 30, 2014, respectively. The increase was driven by higher financing associated with HP product sales and related services offerings, partially offset by unfavorable currency impacts.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	April 30, 2014	October 31, 2013
	Dollars in millions
Portfolio assets(1)	$12,289	$12,440

Allowance for doubtful accounts(2)	137	131
Operating lease equipment reserve	81	76

Total reserves	218	207

Net portfolio assets	$12,071	$12,233

Reserve coverage	1.8%	1.7%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)
Portfolio assets include gross financing receivables of $6.9 billion and $7.2 billion at April 30, 2014 and October 31, 2013, respectively, and net equipment under operating leases of $2.5 billion at April 30, 2014 and $2.4 billion at October 31, 2013, respectively. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $0.7 billion at both April 30, 2014 and October 31, 2013, and intercompany leases of $2.2 billion at April 30, 2014 and $2.1 billion at October 31, 2013, respectively, which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
Debt attributable to HPFS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with HPFS and its subsidiaries. At April 30, 2014 and October 31, 2013, debt attributable to HPFS totaled $10.7 billion and $10.8 billion, respectively. HPFS equity at both April 30, 2014 and October 31, 2013 was $1.5 billion. We believe HPFS' debt-to-equity ratio is comparable to that of other similar financing companies.

        At April 30, 2014 and October 31, 2013, HPFS cash balances were approximately $847 million and $697 million, respectively.

        Net portfolio assets at April 30, 2014 decreased 1.3% from October 31, 2013. The decrease generally resulted from portfolio runoff in excess of new financing volume and early customer buyouts, partially offset by favorable currency impacts.

        For the three and six months ended April 30, 2014, HPFS recorded net bad debt expenses and operating lease equipment reserves of $12 million and $20 million, respectively. For the comparable periods in fiscal 2013, net bad debt expenses and operating lease equipment reserves were $9 million and $21 million, respectively.

Corporate Investments

	Three months ended April 30
	2014	2013	% Change
	Dollars in millions
Net revenue	$6	$10	(40)%
Loss from operations	$(98)	$(75)	31%
Loss from operations as a % of net revenue	NM	NM

	Six months ended April 30
	2014	2013	% Change
	Dollars in millions
Net revenue	$294	$14	NM
Earnings (loss) from operations	$23	$(148)	NM
Loss from operations as a % of net revenue	7.8%	NM	NM

        Net revenue in Corporate Investments decreased for the three months ended April 30, 2014 due to lower residual activity from the webOS device business. The revenue increase for the six months ended April 30, 2014 was due primarily to the sale of IP related to the Palm acquisition in the first quarter of fiscal 2014.

        The increase in loss from operations in Corporate Investments for the three months ended April 30, 2014 was due primarily to the expenses associated with certain incubation projects, HP Labs, corporate strategy and global alliances. The decrease in the loss from operations for the six months ended April 30, 2014 was due primarily to the sale of IP, the benefits of which were partially offset by other costs and expenses resulting from activities in HP Labs, certain incubation projects, corporate strategy and global alliances.

LIQUIDITY AND CAPITAL RESOURCES

        We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, income tax payments and the payment of stockholder dividends, in addition to discretionary investments and share repurchases. We are able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities made available by various domestic and foreign financial institutions. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our use of a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions.

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

        Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may from time to time be subject to short-term intercompany loans into the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local law. Except for foreign earnings that are considered indefinitely reinvested outside of the U.S., we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the U.S. and we would meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

Financial Condition (Sources and Uses of Cash)

	Six months ended April 30
	2014	2013
	In millions
Net cash provided by operating activities	$5,985	$6,118
Net cash used in investing activities	(1,194)	(1,198)
Net cash used in financing activities	(1,858)	(2,981)

Net increase in cash and cash equivalents	$2,933	$1,939

Operating Activities

        Compared to the corresponding period in 2013, net cash provided by operating activities decreased by $0.1 billion for the six months ended April 30, 2014. The decrease was due primarily to higher restructuring payments, partially offset by improvements in working capital management.

        Our working capital management depends upon effectively managing the cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of inventory to the collection of cash from our customers. Our key working capital metrics are as follows:

	Three months ended April 30
	2014	2013
Days of sales outstanding in accounts receivable	47	48
Days of supply in inventory	25	26
Days of purchases outstanding in accounts payable.	(59)	(53)

Cash conversion cycle	13	21

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was

$14.3 billion as of April 30, 2014. The decrease in DSO was due primarily to the expansion of our factoring programs which we estimate improved DSO by approximately one to two days.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance was $5.8 billion as of April 30, 2014. The decrease in DOS was due to lower inventory balances, relative to the rate of decline in cost of goods sold, in most segments.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $13.5 billion as of April 30, 2014. The increase in DPO was primarily driven by improved payment terms and favorable business mix and purchasing linearity.

        The cash conversion cycle is the sum of DSO and DOS less DPO. The cash conversion cycle for the second quarter of fiscal 2014 is below what we expect to be a long-term sustainable rate. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of inventory purchases within the period.

Investing Activities

        Compared to the corresponding period in 2013, net cash used in investing activities was flat for the six months ended April 30, 2014, as increased sales of property, plant and equipment and lower payments made for business acquisitions offset an increase in purchases of property, plant and equipment.

Financing Activities

        Compared to the corresponding period in 2013, net cash used in financing activities decreased by $1.1 billion for the six months ended April 30, 2014, due primarily to $2.0 billion in proceeds from the issuance of U.S. Dollar Global Notes in January 2014, partially offset by higher debt repayments and higher cash paid for repurchases of common stock. For more information on our share repurchase programs, see Note 13 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Capital Resources

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, HP's overall cost of capital and our targeted capital structure. Outstanding borrowings were $22.6 billion as of April 30, 2014 and October 31, 2013, bearing weighted-average interest rates of 2.7% and 3.0%, respectively. During the six months of fiscal 2014, we issued $2.0 billion of U.S. Dollar Global Notes under the 2012 Shelf Registration Statement which mature in 2019 and repaid $2.0 billion of U.S. Dollar Global Notes in March 2014. We also issued and repaid $1.4 billion of commercial paper in the first six months of fiscal 2014.

        During the next twelve months, $4.3 billion of U.S. Dollar Global Notes are scheduled to mature, of which $2.5 billion was repaid in May and June. For more information on our borrowings, see Note 11 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 8 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Available Borrowing Resources

        As of April 30, 2014, we had up to $17.4 billion in available borrowing resources. For more information on our available borrowings resources, see Note 11 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference. The availability to obtain short-term or long-term financings is as follows:

As of April 30, 2014
In millions
2012 Shelf Registration Statement	Unspecified
Commercial paper programs	$16,151
Uncommitted lines of credit	$1,288

Credit Ratings

        Our credit risk is evaluated by major independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Our credit ratings did not change during the first six months of fiscal 2014, and as of April 30, 2014 were:

	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-2	Prime-2	F2
Long-term debt ratings	BBB+	Baa1	A-

        In November 2012, our credit ratings were assigned a negative outlook by Moody's Investors Service. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, previous downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper and have required the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade in our credit ratings by any of these rating agencies may further impact us in a similar manner, and, depending on the extent of the downgrade, could have a negative impact on our liquidity and capital position. We expect to rely on alternative sources of funding, including drawdowns under our credit facilities or the issuance of debt or other securities under our existing 2012 Shelf Registration Statement, if necessary to offset potential reductions in the market capacity for our commercial paper.

CONTRACTUAL AND OTHER OBLIGATIONS

Contractual Obligations

        For contractual obligations see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, which is incorporated herein by reference. Our contractual obligations have not changed materially since October 31, 2013, except for the issuance of $2.0 billion of U.S. Dollar Global Notes in January 2014, which mature in 2019, and related interest, and the repayment of $2.0 billion of U.S. Dollar Global Notes in March 2014.

Retirement and Post-Retirement Benefit Plan Funding

        For the remainder of fiscal 2014, HP anticipates making contributions of approximately $397 million to its non-U.S. pension plans, expects to pay approximately $20 million to cover benefit payments to its U.S. non-qualified plan participants and expects to pay approximately $61 million to cover benefit claims under HP's post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 14 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Restructuring Plans

        As of April 30, 2014, we expect future cash expenditures of approximately $1.2 billion in connection with our approved restructuring plans which includes approximately $0.6 billion expected to be paid during the remainder of fiscal 2014. The remaining cash payments will be made through fiscal 2021.

        On May 22, 2014, HP announced that the previously estimated number of eliminated positions under the 2012 Plan is expected to increase by between 11,000 and 16,000. HP estimates it will have an additional impact to cash flows of approximately $200 million in the second half of fiscal 2014 based on the low-end of the estimated headcount increase, and approximately $300 million thereafter. For more information on our restructuring activities, see Note 6 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Uncertain Tax Positions

        As of April 30, 2014, we had approximately $3.1 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $90 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 12 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

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

        We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. In the second quarter of fiscal 2014, we expanded these financing arrangements, adding $1.6 billion of capacity. As a result, the total aggregate maximum capacity of the facilities was $3.0 billion as of April 30, 2014, including an aggregate maximum capacity of $1.1 billion in non-recourse facilities and an aggregate of $1.9 billion in partial-recourse facilities. For more information on our third-party revolving short-term financing arrangements, see Note 4 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

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

        We are in the process of addressing many challenges facing our business. One set of challenges relates to dynamic and accelerating market trends, such as the decline in the PC market, the growth of multi-architecture devices running competing operating systems, the market shift towards tablets within mobility products, the market shift to cloud-related infrastructure, software, and services, and the growth in software-as-a-service business models. Another set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions; our business-specific competitors are exerting increased competitive pressure in targeted areas and are going after new markets; our emerging competitors are introducing new technologies and business models; and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model and go-to-market execution. In addition, we have faced and may continue to face a series of significant macroeconomic challenges, including weakness across many geographic regions, particularly in the United States, emerging markets in Europe, the Middle East and Africa ("EMEA") and certain countries and businesses in Asia. We may experience delays in the anticipated timing of activities related to these efforts and higher than expected or unanticipated execution costs. In addition, we are vulnerable to increased risks associated with these efforts given our large portfolio of businesses, the broad range of geographic regions in which we and our customers and partners operate, and the integration of acquired businesses. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

        In May 2012, we adopted a multi-year, company-wide restructuring plan. The restructuring plan includes both voluntary early retirement programs and non-voluntary workforce reductions. Significant risks associated with these actions that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, decreases in employee morale and the failure to meet operational targets due to the loss of employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and financial results could be adversely affected.

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

        We face aggressive price competition for our products and services and, as a result, we may have to continue lowering the price of many of our products and services to be competitive, while at the same time trying to maintain or improve revenue and gross margin. In addition, competitors who have a greater presence in some of the lower-cost markets in which we compete may be able to offer lower prices than we are able to offer. Our cash flows, results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.

        Because our business model is based on providing innovative and high-quality products, we may spend a proportionately greater amount on research and development than some of our competitors. In addition, if we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin and, therefore, our profitability could be adversely affected. In addition, if our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects.

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

        Our long-term strategy is focused on leveraging our portfolio of hardware, software and services as we adapt to a changing and hybrid model of IT delivery and consumption driven by the growing adoption of cloud computing and increased demand for integrated IT solutions. To successfully execute this strategy, we need to continue evolving our focus towards the delivery of integrated IT solutions for our customers and to continue to invest and expand into cloud computing, security, big data and mobility. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas, could adversely affect our business, results of operations and financial results.

        The process of developing new high-technology products, software, services and solutions and enhancing existing hardware and software products, services and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. For example, as the transition to an environment characterized by cloud-based computing and software being delivered as a service progresses, we must continue to successfully develop and deploy cloud-based solutions for our customers. We must make long-term investments, develop or obtain, and protect, appropriate intellectual property, and commit significant research and development and other resources before knowing whether our predictions will accurately reflect customer demand for our products, software, services and solutions. In addition, after we develop a product, we must be able to manufacture appropriate volumes quickly while also managing costs and preserving margins. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so within a given product's life cycle or at all. Any delay in the development, production or marketing of a new product, software, service or solution could result in us not being among the first to market, which could further harm our competitive position.

        In the course of conducting our business, we must adequately address quality issues associated with our products, software, services and solutions, including defects in our engineering, design and manufacturing processes and unsatisfactory performance under service contracts, as well as defects in third-party components included in our products and unsatisfactory performance or even malicious acts by third-party contractors or subcontractors or the employees of those contractors or subcontractors. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to develop and implement appropriate solutions. However, the products, software, services and solutions that we offer are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errata, particularly with respect to faulty components manufactured by third-parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch") to address quality issues with our products, we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Addressing quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. If new or existing customers have difficulty operating our products or are dissatisfied with our services or solutions, our results of operations could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect our results of operations.

Economic weakness and uncertainty could adversely affect our revenue, gross margin, expenses and cash flows.

        Our revenue and gross margin depend significantly on worldwide economic conditions and the demand for technology hardware, software and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and in increased expenses and difficulty in managing inventory levels. For example, we have experienced and may continue to experience macroeconomic weakness across many geographic regions, particularly in EMEA, China and other high-growth markets. Economic weakness and uncertainty may adversely affect demand for our products, services and solutions, may result in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges, and may make it more difficult for us to make accurate forecasts of revenue, gross margin, expenses and cash flows.

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

        Many of the markets in which we compete are characterized by rapid technological advances in hardware performance and software features and functionality, frequent introduction of new products, short product life cycles, and continual improvement in product price characteristics relative to product performance. To maintain our competitive position in these markets, we must successfully develop and introduce new products and services. Among the risks associated with the introduction of new products and services are: delays in development or manufacturing, variations in costs, delays in customer purchases or reductions in the price of existing products in anticipation of new introductions, difficulty in predicting customer demand for the new offerings and challenges of effectively managing inventory levels to align with anticipated demand; risks associated with new products meeting customer qualifications and customer evaluation of new products; and the risk that new products may have quality or other defects or may not be supported adequately by application software. If we do not make an effective transition from existing products and services to future offerings, our revenue and gross margins may decline and our profitability may be harmed.

        Our revenue and gross margin also may suffer as a result of the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a similar product just before our own new product introduction. Furthermore, sales of our new products and services may replace sales or result in discounting of some of our current offerings, offsetting the benefit of even a successful introduction. There also may be overlaps in our current products and services, including portfolios we have acquired through mergers and acquisitions, that we must manage. In addition, it may be difficult to ensure performance of new customer contracts in accordance with our revenue, margin and cost estimates and to achieve operational efficiencies embedded in our estimates. Given the competitive nature of our industry, if any of these risks materializes, future demand for our products and services and our results of operations may suffer.

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

    Our results of operations may be adversely affected by any conflicts that might arise between our various sales channels, the loss or deterioration of any alliance or distribution arrangement or the loss of retail shelf space. Moreover, some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness and industry consolidation. Many of our significant distributors operate on narrow gross margins and have been negatively affected by business pressures. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors' financial conditions, abilities to borrow funds in the credit markets or operations weaken.

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

  •
  Shortages.  Occasionally we may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. For example, our PC business relies heavily upon outsourced manufacturers ("OMs") to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. We represent a substantial portion of the business of some of these OMs, and any changes to the nature or volume of business transacted by us with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of certain components may increase, and we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or services offerings, which could result in further costs and delays.

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

        Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or manmade disasters or catastrophic events, for which we are predominantly self-insured. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters and a portion of our research and development activities are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. In addition, six of our principal worldwide IT data centers are located in the southern United States, making our operations more vulnerable to natural disasters or other business disruptions occurring in that geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including China,

Singapore and India. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products and in the southwestern United States to import products into the Americas region. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near locations more vulnerable to the occurrence of the aforementioned business disruptions, such as near major earthquake faults, and being consolidated in certain geographical areas is unknown and remains uncertain.

Our sales cycle makes planning and inventory management difficult and future financial results less predictable.

        In some of our segments, our quarterly sales often reflect a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of such quarter. This uneven sales pattern makes predicting revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter. Depending on when they occur in a quarter, developments such as a systems failure, component price movements, component shortages or global logistics disruptions could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.

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

        For the second quarter of fiscal 2014, sales outside the United States made up approximately 66% of our net revenue. In addition, an increasing portion of our business activity is being conducted in emerging markets, including Brazil, Russia, India and China. Our future revenue, gross margin, expenses and financial condition could suffer due to a variety of international factors, including:

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

  •
  difficulties associated with repatriating earnings generated or held abroad in a tax-efficient manner and changes in tax laws; and

  •
  fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products.

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

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the FCPA. For example, as discussed in Note 15 to the Consolidated Condensed Financial Statements in Part I, Item 1 of this report, in April 2014, we announced a resolution of an investigation conducted by the U.S. Department of Justice and the Securities and Exchange Commission into allegations that certain current and former employees of HP engaged in bribery, embezzlement and tax evasion. In addition, the Polish Central Anti-Corruption Bureau is conducting an investigation into potential corruption violations by a former employee of an HP subsidiary in connection with certain public-sector transactions in Poland. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. A violation, even if prohibited by our policies, could result in restrictions or prohibitions on our business activities and have an adverse effect on our business and reputation.

Any failure by us to identify, manage, complete and integrate acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects, and the costs, expenses and other financial and operational effects associated with managing, completing and integrating acquisitions may result in financial results that are different than expected.

        As part of our business strategy, we may acquire companies or businesses, divest businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). In order to pursue this strategy successfully, we must identify candidates for, and successfully complete, business combination and investment transactions, some of which may be large or complex, and manage post-closing issues such as the integration of acquired businesses, products, services or employees. Risks associated with business combination and investment transactions include the following, any of which could adversely affect our revenue, gross margin, profitability and financial results:

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

  •
  Our due diligence process may fail to identify significant issues with the acquired company's product quality, financial disclosures, accounting practices or internal controls.

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

        We have incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the carrying amount of goodwill or intangible assets acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. For example, in our third fiscal quarter of 2012, we recorded an $8.0 billion impairment charge relating to the goodwill associated with our enterprise services reporting unit within our former Services segment and a $1.2 billion impairment charge as a result of an asset impairment analysis of the "Compaq" trade name acquired in 2002. In addition, in our fourth fiscal quarter of 2012, we recorded an $8.8 billion impairment charge relating to the goodwill and intangible assets associated with Autonomy. If there are future decreases in our stock price or significant changes in the business climate or results of operations of our reporting units, we may incur additional charges, which may include goodwill or intangible asset impairment charges.

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

  •
  Some of our outsourcing services agreements contain pricing provisions that permit a client to request a benchmark study by a mutually acceptable third party. The benchmarking process typically compares the contractual price of our services against the price of similar services offered by other providers in a peer comparison group, subject to agreed upon adjustment and normalization factors. Generally, if the benchmarking study shows that our pricing has a difference outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith any appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services performed after the implementation of those pricing adjustments, which could decrease the cash flows of our IT services business.

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

        HP's stock price, like that of other technology companies, can be volatile. Some of the factors that could affect our stock price are:

  •
  speculation, coverage or sentiment in the media or the investment community about, or actual changes in, our business, strategic position, market share, organizational structure, operations, financial condition, financial reporting and results, effectiveness of cost-cutting efforts, value or liquidity of our investments, exposure to market volatility, prospects, business combination or investment transactions, future stock price performance, HP's Board of Directors, executive team, our competitors or our industry in general;

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

        We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying amount of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, there are proposals for tax legislation that have been introduced or that are being considered that could have a significant adverse effect on our tax rate or the carrying amount of our deferred tax assets or deferred tax liabilities. Any of these changes could affect our profitability.

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

        We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, our outsourcing services business routinely processes, stores and transmits large amounts of data for our clients, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We also could lose existing or potential customers of outsourcing services or other IT solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

        Terrorist acts, conflicts or wars (wherever located around the world) may cause damage or disruption to our business, our employees, facilities, partners, suppliers, distributors, resellers or customers or adversely affect our ability to manage logistics, operate our transportation and communication systems or conduct certain other critical business operations. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars have created, and may create in the future, many economic and political uncertainties. In addition, as a major multinational company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, if they occur, they could result in a decrease in demand for our products, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars.

Unforeseen environmental costs could adversely affect our business and results of operations.

        We are subject to various federal, state, provincial, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling, treatment and disposal of our products, including batteries. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product take-back legislation. If we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws, we could incur substantial costs or face other sanctions, which may include restrictions on our products entering certain jurisdictions. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean-up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs to comply with environmental laws are difficult to predict.

Some anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

        We have provisions in our certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition of HP deemed undesirable by HP's Board of Directors. These include provisions:

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

  •
  requiring advance notice of proposals by our stockholders for business to be conducted at stockholder meetings and for nominations of candidates for election to HP's Board of Directors; and

  •
  controlling the procedures for conduct of HP's Board of Directors and stockholder meetings and election, appointment and removal of our directors.

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

        Any provision of our certificate of incorporation or our bylaws or Delaware law that has the effect of delaying or deterring a change in control of HP could limit the opportunity for our stockholders to receive a premium for their shares of HP stock and also could affect the price that some investors are willing to pay for HP stock.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The information contained in Note 15 to the Consolidated Condensed Financial Statements in Part I, Item 1 is incorporated herein by reference.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (February 2014)	5,629	$29.21	5,629	$6,915,459
Month #2 (March 2014)	8,714	$30.60	8,714	$6,648,842
Month #3 (April 2014)	12,317	$32.47	12,317	$6,248,893

Total	26,659	$31.17	26,659

        HP repurchases shares under an ongoing program when sufficient liquidity exists, the shares are trading at a discount relative to estimated intrinsic value, and there is no alternative investment opportunity expected to generate a higher risk adjusted return on investment. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All share repurchases settled in the second quarter of fiscal 2014 were open market transactions. As of April 30, 2014, HP had remaining authorization of $6.2 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on July 21, 2011.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

        The Exhibit Index beginning on page 106 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: June 6, 2014

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated Bylaws effective November 20, 2013.	8-K	001-04423	3.1	November 26, 2013
4(a)	Senior Indenture between the Registrant and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Subordinated Indenture.	S-3	333-30786	4.2	March 17, 2000
4(c)	Form of Registrant's Floating Rate Global Note due March 1, 2012, 5.25% Global Note due March 1, 2012 and 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(d)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(e)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009
4(f)
	Form of Registrant's Floating Rate Global Note due September 13, 2012, 1.250% Global Note due September 13, 2013 and 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	September 13, 2010
4(g)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant's Floating Rate Global Note due May 24, 2013, Floating Rate Global Note due May 30, 2014, 1.550% Global Note due May 30, 2014, 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	June 1, 2011
4(i)
	Form of Registrant's Floating Rate Global Note due September 19, 2014, 2.350% Global Note due March 15, 2015, 3.000% Global Note due September 15, 2016, 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	September 19, 2011
4(j)	Form of Registrant's 2.625% Global Note due December 9, 2014, 3.300% Global Note due December 9, 2016, 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	December 12, 2011
4(k)	Form of Registrant's 2.600% Global Note due September 15, 2017 and 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	March 12, 2012
4(l)	Form of Registrant's 2.750% Global Notes due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(m)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(d)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(e)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(f)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(g)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(h)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(i)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(j)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(k)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(l)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(m)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(n)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(q)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(r)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(s)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(v)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(w)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(y)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(z)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(a)(a)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(b)(b)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(c)(c)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(d)(d)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(e)(e)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(f)(f)(f)	December 15, 2010
10(f)(f)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(g)(g)(g)	December 15, 2010
10(g)(g)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(h)(h)(h)	December 15, 2010
10(h)(h)	Form of Stock Notification and Award Agreement for awards of non- qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(i)(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(j)(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(k)(k)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*	10-Q	001-04423	10(o)(o)(o)	September 9, 2011
10(l)(l)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(p)(p)(p)	September 9, 2011
10(m)(m)	Employment offer letter, dated September 27, 2011, between the Registrant and Margaret C. Whitman.*	8-K	001-04423	10.2	September 29, 2011
10(n)(n)	Letter Agreement, dated November 17, 2011, among the Registrant, Relational Investors LLC and the other parties named therein.*	8-K	001-04423	99.1	November 17, 2011
10(o)(o)	Seventh Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(e)(e)(e)	December 14, 2011
10(p)(p)	Registrant's Severance Plan for Executive Officers, as amended and restated September 18, 2013.*	10-K	001-04423	10(q)(q)	December 30, 2013
10(q)(q)	Aircraft Time Sharing Agreement, dated March 16, 2012, between the Registrant and Margaret C. Whitman.*	10-Q	001-04423	10(h)(h)(h)	June 8, 2012
10(r)(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)(s)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and John M. Hinshaw.*	10-Q	001-04423	10(t)(t)	June 6, 2013
10(t)(t)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and R. Todd Bradley.*	10-Q	001-04423	10(u)(u)	June 6, 2013

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(u)(u)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(v)(v)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(w)(w)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(x)(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(y)(y)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(z)(z)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(a)(a)(a)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(b)(b)(b)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(c)(c)(c)	Eighth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2014
10(d)(d)(d)	Ninth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2014
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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