Form 10-Q
period 2014-07-31
HEWLETT PACKARD CO
filed 2014-09-09
CIK 47217

Use these links to rapidly review the document
TABLE OF CONTENTS1
TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: July 31, 2014
Or
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

        The number of shares of HP common stock outstanding as of August 31, 2014 was 1,866,275,323 shares.

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

Part I. Financial Information

ITEM 1.    Financial Statements and Supplementary Data.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2014	2013	2014	2013
	In millions, except per share amounts
Net revenue:
Products	$18,190	$17,375	$54,712	$53,103
Services	9,295	9,741	28,030	29,722
Financing income	100	110	306	342

Total net revenue	27,585	27,226	83,048	83,167

Costs and expenses:
Cost of products	13,913	13,397	41,902	40,669
Cost of services	6,991	7,385	21,301	23,036
Financing interest	70	77	211	238
Research and development	887	797	2,571	2,406
Selling, general and administrative	3,388	3,274	9,989	9,916
Amortization of intangible assets	227	356	774	1,056
Restructuring charges	649	81	1,015	619
Acquisition-related charges	2	4	8	19

Total operating expenses	26,127	25,371	77,771	77,959

Earnings from operations	1,458	1,855	5,277	5,208

Interest and other, net	(145)	(146)	(482)	(518)

Earnings before taxes	1,313	1,709	4,795	4,690
Provision for taxes	(328)	(319)	(1,112)	(991)

Net earnings	$985	$1,390	$3,683	$3,699

Net earnings per share:
Basic	$0.53	$0.72	$1.95	$1.91

Diluted	$0.52	$0.71	$1.93	$1.89

Cash dividends declared per share	$0.32	$0.29	$0.61	$0.55
Weighted-average shares used to compute net earnings per share:
Basic	1,870	1,929	1,889	1,939

Diluted	1,899	1,948	1,913	1,952

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2014	2013	2014	2013
	In millions
Net earnings	$985	$1,390	$3,683	$3,699

Other comprehensive income (loss) before taxes:
Change in unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	7	11	6	33
Gains reclassified into earnings	—	(49)	(1)	(49)

	7	(38)	5	(16)

Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	134	116	(105)	(44)
Losses (gains) reclassified into earnings	125	(21)	335	19

	259	95	230	(25)

Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(8)	30	(119)	31
Amortization of actuarial loss and prior service benefit	67	78	196	242
Curtailments, settlements and other	2	15	42	28

	61	123	119	301

Change in cumulative translation adjustment	(22)	(99)	(63)	(157)

Other comprehensive income before taxes	305	81	291	103
(Provision) benefit for taxes	(86)	8	(123)	23

Other comprehensive income, net of taxes	219	89	168	126

Comprehensive income	$1,204	$1,479	$3,851	$3,825

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	As of
	July 31, 2014	October 31, 2013
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,474	$12,163
Accounts receivable	14,198	15,876
Financing receivables	3,130	3,144
Inventory	6,249	6,046
Other current assets	11,236	13,135

Total current assets	49,287	50,364

Property, plant and equipment	11,434	11,463
Long-term financing receivables and other assets	8,981	9,556
Goodwill	31,132	31,124
Intangible assets	2,336	3,169

Total assets	$103,170	$105,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,705	$5,979
Accounts payable	15,141	14,019
Employee compensation and benefits	4,038	4,436
Taxes on earnings	1,228	1,203
Deferred revenue	6,434	6,477
Accrued restructuring	828	901
Other accrued liabilities	12,102	12,506

Total current liabilities	42,476	45,521

Long-term debt	17,128	16,608
Other liabilities	14,664	15,891
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,865 and 1,908 shares issued and outstanding at July 31, 2014 and October 31, 2013, respectively)	19	19
Additional paid-in capital	4,116	5,465
Retained earnings	27,984	25,563
Accumulated other comprehensive loss	(3,610)	(3,778)

Total HP stockholders' equity	28,509	27,269
Non-controlling interests	393	387

Total stockholders' equity	28,902	27,656

Total liabilities and stockholders' equity	$103,170	$105,676

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended July 31
	2014	2013
	In millions
Cash flows from operating activities:
Net earnings	$3,683	$3,699
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,259	3,491
Stock-based compensation expense	432	398
Provision for doubtful accounts	38	43
Provision for inventory	166	222
Restructuring charges	1,015	619
Deferred taxes on earnings	(129)	542
Excess tax benefit from stock-based compensation	(49)	(1)
Other, net	65	343
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	1,662	2,072
Financing receivables	340	568
Inventory	(369)	(445)
Accounts payable	1,196	(70)
Taxes on earnings	292	(520)
Restructuring	(1,050)	(644)
Other assets and liabilities	(919)	(1,525)

Net cash provided by operating activities	9,632	8,792

Cash flows from investing activities:
Investment in property, plant and equipment	(2,897)	(2,280)
Proceeds from sale of property, plant and equipment	702	507
Purchases of available-for-sale securities and other investments	(1,007)	(793)
Maturities and sales of available-for-sale securities and other investments	1,224	874
Payments made in connection with business acquisitions, net of cash acquired	(20)	(167)

Net cash used in investing activities	(1,998)	(1,859)

Cash flows from financing activities:
Issuance (repayment) of commercial paper and notes payable, net	86	(170)
Issuance of debt	2,005	254
Payment of debt	(4,853)	(3,473)
Issuance of common stock under employee stock plans	243	279
Repurchase of common stock	(1,978)	(1,053)
Excess tax benefit from stock-based compensation	49	1
Cash dividends paid	(875)	(821)

Net cash used in financing activities	(5,323)	(4,983)

Increase in cash and cash equivalents	2,311	1,950
Cash and cash equivalents at beginning of period	12,163	11,301

Cash and cash equivalents at end of period	$14,474	$13,251

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital leases	$113	$3

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

        In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of July 31, 2014 and October 31, 2013, its results of operations for the three and nine months ended July 31, 2014 and 2013 and its cash flows for the nine months ended July 31, 2014 and 2013.

        The results of operations for the three and nine months ended July 31, 2014 and cash flows for the nine months ended July 31, 2014 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2013, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.

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

        In July 2013, the FASB issued a new accounting standard requiring the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. HP will be required to adopt this new standard on a prospective basis in the first quarter of fiscal 2015; however, early adoption is permitted as is retrospective application. HP expects to adopt the standard in the first fiscal quarter of 2015 on a prospective basis. Adoption of the standard is not expected to have a material effect on HP's Consolidated Financial Statements.

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include HP's principal equity plans as well as various equity plans assumed through business combinations. HP's principal equity plans permit the issuance of restricted stock awards, stock options and performance-based awards.

        Stock-based compensation expense and the resulting tax benefits were as follows:

	Three months ended July 31		Nine months ended July 31
	2014	2013	2014	2013
	In millions
Stock-based compensation expense	$132	$107	$432	$398
Income tax benefit	(42)	(36)	(138)	(125)

Stock-based compensation expense, net of tax	$90	$71	$294	$273

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that include grants of restricted stock and grants of restricted stock units. For the nine months ended July 31, 2014, HP granted only restricted stock units.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested restricted stock awards outstanding as of July 31, 2014 and changes during the nine months ended July 31, 2014 were as follows:

	Nine months ended July 31, 2014
	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	32,262	$21
Granted	25,042	$28
Vested	(13,428)	$24
Forfeited	(2,702)	$22

Outstanding at end of period	41,174	$24

        At July 31, 2014, there was $587 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.5 years.

  Stock Options

        HP utilizes the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. HP estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model as these awards contain market conditions. The weighted-average fair value and the assumptions used to measure fair value were as follows:

	Three months ended July 31		Nine months ended July 31
	2014	2013	2014	2013
Weighted-average fair value of grants per option(1)	$7.53	$6.53	$7.44	$4.08
Expected volatility(2)	28%	36%	33%	42%
Risk-free interest rate(3)	1.65%	1.14%	1.78%	0.98%
Expected dividend yield(4)	1.87%	2.36%	2.14%	3.72%
Expected term in months(5)	63	62	68	70

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

        Options outstanding as of July 31, 2014 and changes during the nine months ended July 31, 2014 were as follows:

	Nine months ended July 31, 2014
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	84,042	$27
Granted	9,363	$27
Exercised	(8,760)	$18
Forfeited/cancelled/expired	(23,434)	$30

Outstanding at end of period	61,211	$27	4.5	$660

Vested and expected to vest at end of period	57,123	$27	4.3	$597

Exercisable at end of period	30,784	$33	2.4	$192

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on July 31, 2014. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the third quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three and nine months ended July 31, 2014 was $60 million and $117 million, respectively.

        At July 31, 2014, there was $82 million of unrecognized pre-tax stock-based compensation expense related to unvested stock options which HP expects to recognize over the remaining weighted-average vesting period of 2.1 years.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended July 31		Nine months ended July 31
	2014	2013	2014	2013
	In millions, except per share amounts
Numerator:
Net earnings(1)	$985	$1,390	$3,683	$3,699

Denominator:
Weighted-average shares used to compute basic net EPS	1,870	1,929	1,889	1,939
Dilutive effect of employee stock plans	29	19	24	13

Weighted-average shares used to compute diluted net EPS	1,899	1,948	1,913	1,952

Net earnings per share:
Basic	$0.53	$0.72	$1.95	$1.91
Diluted	$0.52	$0.71	$1.93	$1.89

(1)
Net earnings available to participating securities were not significant for the three and nine months ended July 31, 2014 and 2013. HP considers restricted stock awards that provide the holder with a non-forfeitable right to receive dividends to be participating securities.

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted net EPS because their effect would be anti-dilutive. As such, for the three and nine months ended July 31, 2014, HP excluded options to purchase 18 million shares and 19 million shares, respectively, from the calculation of diluted net EPS compared to 43 million shares and 52 million shares for the three and nine months ended July 31, 2013, respectively. HP also excluded options to purchase an additional 0.4 million shares and 8 million shares for the three and nine months ended July 31, 2014, respectively, from the calculation of diluted net EPS compared to an additional 8 million shares and 2 million shares for the three and nine months ended July 31, 2013, respectively, as their combined exercise price, unrecognized compensation and excess tax benefits were greater than the average market price for HP's stock in each of those periods.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts Receivable, Net

	As of
	July 31, 2014	October 31, 2013
	In millions
Accounts receivable	$14,451	$16,208
Allowance for doubtful accounts	(253)	(332)

	$14,198	$15,876

Nine months ended July 31, 2014
In millions
Allowance for doubtful accounts—accounts receivable:
Balance at beginning of period	$332
Provision for doubtful accounts	14
Deductions, net of recoveries	(93)

Balance at end of period	$253

        HP has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. In the second quarter of fiscal 2014, HP expanded its financing arrangements, adding $1.6 billion of capacity. These financing arrangements, which in certain cases provide for partial recourse, result in a transfer of HP's trade receivables and collection risk to third parties. Transferred trade receivables are generally derecognized upon transfer to a third party. At July 31, 2014 and October 31, 2013, $449 million and $171 million, respectively, of transferred trade receivables had not been collected from the third parties.

        For the arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets.

        Trade receivables sold and cash received under these facilities was as follows:

	Three months ended July 31
	2014	2013
	In millions
Trade receivables sold	$2,903	$1,130
Cash receipts	$2,922	$995

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

	Nine months ended July 31
	2014	2013
	In millions
Trade receivables sold	$6,853	$3,784
Cash receipts	$6,575	$3,510

        The aggregate maximum, utilized and available program capacity under these arrangements were as follows:

	As of
	July 31, 2014	October 31, 2013
	In millions
Non-recourse arrangements:
Maximum program capacity	$1,122	$764
Utilized capacity(1)	(692)	(314)

Available capacity	$430	$450

Partial-recourse arrangements:
Maximum program capacity	$1,964	$631
Utilized capacity(1)	(1,408)	(454)

Available capacity	$556	$177

Total arrangements:
Maximum program capacity	$3,086	$1,395
Utilized capacity(1)	(2,100)	(768)

Available capacity	$986	$627

(1)
Amount represents receivables sold to the third parties, but not collected from the customer by the third parties. Transferred trade receivables included in the utilized capacity that HP has not collected from third parties are as follows:

	As of
	July 31, 2014	October 31, 2013
	In millions
Non-recourse arrangements	$62	$52
Partial-recourse arrangements	387	119

Total arrangements	$449	$171

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

  Inventory

	As of
	July 31, 2014	October 31, 2013
	In millions
Finished goods	$3,991	$3,847
Purchased parts and fabricated assemblies	2,258	2,199

	$6,249	$6,046

  Property, Plant and Equipment

	As of
	July 31, 2014	October 31, 2013
	In millions
Land	$552	$626
Buildings and leasehold improvements	8,976	8,942
Machinery and equipment, including equipment held for lease	17,205	16,565

	26,733	26,133

Accumulated depreciation	(15,299)	(14,670)

	$11,434	$11,463

        For the nine months ended July 31, 2014, the change in gross property, plant and equipment was due primarily to purchases of $2,936 million, which were partially offset by sales and retirements totaling $2,267 million. Accumulated depreciation associated with the assets sold and retired was $1,816 million.

  Other Liabilities

	As of
	July 31, 2014	October 31, 2013
	In millions
Pension, post-retirement, and post-employment liabilities	$4,653	$5,098
Long-term deferred revenue	3,865	3,907
Deferred tax liability—long-term	1,228	2,668
Other long-term liabilities	4,918	4,218

	$14,664	$15,891

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Intangible Assets

  Goodwill

        Goodwill allocated to HP's reportable segments as of July 31, 2014 and changes in the carrying amount of goodwill during the nine months ended July 31, 2014 are as follows:

	Personal Systems	Printing	Enterprise Group	Enterprise Services(2)	Software	HP Financial Services	Corporate Investments	Total
	In millions
Balance at beginning of period(1)	$2,588	$2,591	$16,864	$97	$8,840	$144	$—	$31,124
Goodwill acquired during the period	—	—	—	—	12	—	—	12
Goodwill adjustments	—	—	(6)	2	—	—	—	(4)

Balance at end of period(1)	$2,588	$2,591	$16,858	$99	$8,852	$144	$—	$31,132

(1)
Goodwill at July 31, 2014 and October 31, 2013 is net of accumulated impairment losses of $14,518 million. Of that amount, $7,961 million relates to the Enterprise Services ("ES") segment, $5,744 million relates to Software, and the remaining $813 million relates to Corporate Investments.

(2)
Goodwill at July 31, 2014 and October 31, 2013 relates to the MphasiS Limited reporting unit.

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

        Goodwill is tested for impairment at the reporting unit level. At the beginning of its first quarter of fiscal 2014, HP made a change to its reporting units. In connection with continued operational synergies and interdependencies between the Enterprise Servers, Storage and Networking reporting unit and the Technology Services ("TS") reporting unit within the Enterprise Group ("EG") segment, HP combined these reporting units to create the EG reporting unit. As of July 31, 2014, HP's reporting units are consistent with the reportable segments identified in Note 16, except for ES, which includes two reporting units: MphasiS Limited; and the remainder of ES.

        HP evaluates the recoverability of goodwill as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Goodwill and Intangible Assets (Continued)

  Intangible Assets

        HP's intangible assets are composed of:

	As of July 31, 2014				As of October 31, 2013
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,302	$(3,106)	$(856)	$1,340	$5,321	$(2,709)	$(856)	$1,756
Developed and core technology and patents	4,305	(1,291)	(2,138)	876	5,331	(1,966)	(2,138)	1,227
Trade name and trade marks	1,723	(270)	(1,336)	117	1,730	(211)	(1,336)	183
In-process research and development	3	—	—	3	3	—	—	3

Total intangible assets	$11,333	$(4,667)	$(4,330)	$2,336	$12,385	$(4,886)	$(4,330)	$3,169

        During the first nine months of fiscal 2014, $752 million of intangible assets became fully amortized and have been eliminated from gross intangible assets and accumulated amortization. HP also eliminated gross intangible assets and accumulated amortization related to the sale of a portfolio of intellectual property in the first quarter of fiscal 2014.

        Estimated future amortization expense related to finite-lived intangible assets at July 31, 2014 is as follows:

Fiscal year:	In millions
2014 (remaining 3 months)	$226
2015	865
2016	646
2017	238
2018	146
2019	110
Thereafter	102

Total	$2,333

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges

  Summary of Restructuring Plans

        HP's restructuring activities summarized by plan were as follows:

		Three months ended July 31, 2014 Charges	Nine months ended July 31, 2014				As of July 31, 2014
	Balance, October 31, 2013		Charges	Cash Payments	Other Adjustments and Non-Cash Settlements	Balance, July 31, 2014	Total Costs Incurred to Date	Total Expected Costs to Be Incurred
	In millions
Fiscal 2012 Plan
Severance and EER	$945	$562	$817	$(861)	$(12)	$889	$3,853	$4,000
Infrastructure and other	40	86	195	(138)	—	97	442	500

Total 2012 Plan	985	648	1,012	(999)	(12)	986	4,295	4,500
Other Plans:
Severance	10	—	—	(3)	—	7	2,629	2,629
Infrastructure	122	1	3	(48)	—	77	1,442	1,443

Total Other Plans	132	1	3	(51)	—	84	4,071	4,072

Total restructuring plans	$1,117	$649	$1,015	$(1,050)	$(12)	$1,070	$8,366	$8,572

In Balance Sheets:
Accrued restructuring	$901					$828

Other liabilities	$216					$242

  Fiscal 2012 Restructuring Plan

        On May 23, 2012, HP adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As of April 30, 2014, HP estimated that it would eliminate approximately 34,000 positions in connection with the 2012 Plan through fiscal 2014, with a portion of those employees exiting the company as part of voluntary enhanced early retirement ("EER") programs in the United States and in certain other countries. As of April 30, 2014, HP estimated that it would recognize approximately $4.0 billion in aggregate charges in connection with the 2012 Plan.

        In May 2014, HP increased the previously estimated 34,000 positions to be eliminated under the 2012 Plan by an additional 11,000 to 16,000 as HP continues to optimize the workforce and reengineer business processes to be more competitive and meet its objectives. HP estimates it will recognize an additional charge of approximately $500 million based on the low-end of the estimated headcount increase. As a result, as of July 31, 2014, HP estimated that it will eliminate approximately 45,000 to 50,000 positions in connection with the 2012 Plan, including those employees who have exited the company as part of voluntary EER programs in the United States and in certain other countries. HP expects a total of 41,000 positions to be eliminated by the end of fiscal 2014, with the remainder to be eliminated in fiscal 2015. As of July 31, 2014, HP estimated that it would recognize approximately $4.5 billion in aggregate charges in connection with the 2012 Plan based on the low-end of the estimated headcount reduction. HP expects to record these charges through the end of HP's fiscal 2014

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

as the accounting recognition criteria are met. HP expects to incur costs of approximately $4.0 billion related to workforce reductions and approximately $500 million related to infrastructure, including data center and real estate consolidation, and other items. As of July 31, 2014, HP had eliminated approximately 36,000 positions for which a severance payment has been or will be made as part of the 2012 Plan. The severance- and infrastructure-related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021.

  Other Plans

        Restructuring plans initiated by HP in fiscal 2008 and 2010 were substantially completed as of July 31, 2014. Severance- and infrastructure-related cash payments associated with the other plans are expected to be paid out through fiscal 2019.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2014				As of October 31, 2013
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Time deposits	$—	$2,645	$—	$2,645	$—	$2,221	$—	$2,221
Money market funds	8,731	—	—	8,731	6,819	—	—	6,819
Mutual funds	—	305	—	305	—	313	—	313
Marketable equity securities	14	4	—	18	10	5	—	15
Foreign bonds	9	386	—	395	9	387	—	396
Other debt securities	—	2	47	49	—	2	47	49
Derivatives:
Interest rate contracts	—	91	—	91	—	156	—	156
Foreign exchange contracts	—	354	—	354	—	284	3	287
Other derivatives	—	2	—	2	—	9	—	9

Total assets	$8,754	$3,789	$47	$12,590	$6,838	$3,377	$50	$10,265

Liabilities
Derivatives:
Interest rate contracts	$—	$105	$—	$105	$—	$107	$—	$107
Foreign exchange contracts	—	348	4	352	—	547	2	549
Other derivatives	—	7	—	7	—	—	—	—

Total liabilities	$—	$460	$4	$464	$—	$654	$2	$656

        For the nine months ended July 31, 2014, there were no transfers between levels within the fair value hierarchy.

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

  Other Fair Value Disclosures

        Short- and Long-Term Debt:    HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP's debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt was approximately $20.3 billion at July 31, 2014, compared to its carrying amount of $19.8 billion at that date. The estimated fair value of HP's short- and long-term debt was approximately $22.7 billion at October 31, 2013, compared to its carrying amount of $22.6 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments were as follows:

	As of July 31, 2014				As of October 31, 2013
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents
Time deposits	$2,540	$—	$—	$2,540	$2,207	$—	$—	$2,207
Money market funds	8,731	—	—	8,731	6,819	—	—	6,819
Mutual funds	143	—	—	143	13	—	—	13

Total cash equivalents	11,414	—	—	11,414	9,039	—	—	9,039

Available-for-Sale Investments
Debt securities:
Time deposits	105	—	—	105	14	—	—	14
Foreign bonds	305	90	—	395	310	86	—	396
Other debt securities	63	—	(14)	49	64	—	(15)	49

Total debt securities	473	90	(14)	549	388	86	(15)	459

Equity securities:
Mutual funds	162	—	—	162	300	—	—	300
Equity securities in public companies	8	6	—	14	5	6	—	11

Total equity securities	170	6	—	176	305	6	—	311

Total available-for-sale investments	643	96	(14)	725	693	92	(15)	770

Total cash equivalents and available-for-sale investments	$12,057	$96	$(14)	$12,139	$9,732	$92	$(15)	$9,809

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of July 31, 2014 and October 31, 2013, the carrying value of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the United States as of July 31, 2014 and October 31, 2013. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        Contractual maturities of short- and long-term investments in available-for-sale debt securities were as follows:

	As of July 31, 2014
	Cost	Fair Value
	In millions
Due in one year	$83	$83
Due in one to five years	9	9
Due in more than five years	381	457

	$473	$549

        Equity securities in privately held companies include cost basis and equity method investments and are included in Long-term financing receivables and other assets in the Consolidated Condensed Balance Sheets. These amounted to $97 million and $50 million at July 31, 2014 and October 31, 2013, respectively.

  Derivative Instruments

        HP is a global company exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, option contracts, interest rate swaps, and total return swaps, to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting the fair value of assets and liabilities. HP does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. HP may designate its derivative contracts as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Condensed Balance Sheets. HP classifies cash flows from its derivative programs as operating activities in the Consolidated Condensed Statements of Cash Flows.

        As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. To mitigate counterparty credit risk, HP has a policy of only entering into contracts with carefully selected major financial institutions based on their credit ratings and other factors, and HP maintains dollar risk limits that correspond to each institution's credit rating and other factors. HP's established policies and procedures for mitigating credit risk include reviewing and establishing limits for credit exposure and periodically re-assessing the creditworthiness of counterparties. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to a counterparty against amounts due to HP from the same counterparty under certain conditions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        To further mitigate credit exposure to counterparties, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP's or the counterparty's credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of derivatives with credit contingent features in a net liability position was $66 million and $207 million at July 31, 2014 and October 31, 2013, respectively, all of which were fully collateralized within two business days.

        Under HP's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP's financial position as of July 31, 2014 and October 31, 2013.

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

        For derivative instruments that are designated and qualify as cash flow hedges, HP initially records changes in fair value for the effective portion of the derivative instrument in Accumulated other comprehensive loss as a separate component of stockholders' equity in the Consolidated Condensed Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of its cash flow

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

hedges in the same financial statement line item as changes in the fair value of the hedged item. During the three and nine months ended July 31, 2014, and three months ended July 31, 2013, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur. During the nine months ended July 31, 2013 there was no significant impact to results of operations as a result of discontinued cash flow hedges.

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

  Other Derivatives

        Other derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency-denominated balance sheet exposures. HP also uses total return swaps and, to a lesser extent, interest rate swaps, based on equity or fixed income indices, to hedge its executive deferred compensation plan liability.

        For derivative instruments not designated as hedging instruments, HP recognizes changes in fair value in earnings in the period of change. HP recognizes changes in fair value on foreign currency forward contracts used to hedge balance sheet exposures in Interest and other, net in the Consolidated Condensed Statements of Earnings in the same period as the remeasurement gain or loss of the related foreign currency-denominated assets and liabilities. HP recognizes the change in fair value on total return swaps and interest rate swaps in Interest and other, net in the same period as the gain or loss from changes in the amount owed to participants in the executive deferred compensation plan.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of July 31, 2014					As of October 31, 2013
	Gross Notional(1)	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Gross Notional(1)	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$9,800	$—	$91	$—	$105	$11,100	$31	$125	$—	$107
Cash flow hedges:
Foreign exchange contracts	20,041	183	35	168	84	22,463	79	40	341	80
Net investment hedges:
Foreign exchange contracts	1,938	25	30	15	16	1,920	30	40	20	12

Total derivatives designated as hedging instruments	31,779	208	156	183	205	35,483	140	205	361	199

Derivatives not designated as hedging instruments
Foreign exchange contracts	15,272	61	20	49	20	16,048	72	26	76	20
Other derivatives	348	1	1	7	—	344	8	1	—	—

Total derivatives not designated as hedging instruments	15,620	62	21	56	20	16,392	80	27	76	20

Total derivatives	$47,399	$270	$177	$239	$225	$51,875	$220	$232	$437	$219

(1)
Represents the amount of contracts that were outstanding as of July 31, 2014 and October 31, 2013, respectively.

  Offsetting of Derivative Instruments

        HP recognizes all derivatives on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of July 31, 2014 and October 31, 2013, information

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

related to the potential effect of HP's master netting agreements and collateral security agreements was as follows:

	As of July 31, 2014
	In the Consolidated Condensed Balance Sheets
	(i)	(ii)	(iii) = (i)-(ii)	(iv)	(v)		(vi) = (iii)-(iv)-(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$447	$—	$447	$303	$48		$96
Derivative liabilities	$464	$—	$464	$303	$92	(1)	$69

(1)
Of the $92 million of collateral posted, $36 million was through re-use of counterparty cash collateral and $56 million was in cash.

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

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The pre-tax effect of derivative instruments and related hedged items in fair value hedging relationships for the three and nine months ended July 31, 2014 and 2013 were as follows:

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2014	Nine months ended July 31, 2014	Hedged Item	Location	Three months ended July 31, 2014	Nine months ended July 31, 2014
		In millions				In millions
Interest rate contracts	Interest and other, net	$(17)	$(63)	Fixed-rate debt	Interest and other, net	$17	$63

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2013	Nine months ended July 31, 2013	Hedged Item	Location	Three months ended July 31, 2013	Nine months ended July 31, 2013
		In millions				In millions
Interest rate contracts	Interest and other, net	$(229)	$(300)	Fixed-rate debt	Interest and other, net	$230	$300

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2014 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2014	Nine months ended July 31, 2014	Location	Three months ended July 31, 2014	Nine months ended July 31, 2014
	In millions			In millions
Cash flow hedges:
Foreign exchange contracts	$155	$19	Net revenue	$(103)	$(229)
Foreign exchange contracts	(6)	(84)	Cost of products	(12)	(56)
Foreign exchange contracts	3	14	Other operating expenses	—	(7)
Foreign exchange contracts	(18)	(54)	Interest and other, net	(10)	(43)

Total cash flow hedges	$134	$(105)		$(125)	$(335)

Net investment hedges:
Foreign exchange contracts	$(7)	$(8)	Interest and other, net	$—	$—

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financial Instruments (Continued)

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2013 was as follows:

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

        As of July 31, 2014 and 2013, no portion of a hedging instrument's gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three and nine months ended July 31, 2014 and 2013.

        As of July 31, 2014, HP expects to reclassify an estimated net accumulated other comprehensive loss of approximately $21 million, net of taxes, to earnings in the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions.

        The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three and nine months ended July 31, 2014 and 2013 was as follows:

	Gain (Loss) Recognized in Earnings on Derivatives
	Location	Three months ended July 31, 2014	Nine months ended July 31, 2014
		In millions
Foreign exchange contracts	Interest and other, net	$1	$8
Other derivatives	Interest and other, net	(5)	(13)

Total		$(4)	$(5)

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

Note 9: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases resulting from the placement of HP and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	July 31, 2014	October 31, 2013
	In millions
Minimum lease payments receivable	$7,109	$7,505
Unguaranteed residual value	243	252
Unearned income	(572)	(604)

Financing receivables, gross	6,780	7,153
Allowance for doubtful accounts	(126)	(131)

Financing receivables, net	6,654	7,022
Less: current portion(1)	(3,130)	(3,144)

Amounts due after one year, net(1)	$3,524	$3,878

(1)
At July 31, 2014 and October 31, 2013, HP included the current portion in Financing receivables and amounts due after one year, net in Long-term financing receivables and other assets in the accompanying Consolidated Condensed Balance Sheets.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

        The credit risk profile of gross financing receivables, based on internally assigned ratings, was as follows:

	As of
	July 31, 2014	October 31, 2013
	In millions
Risk Rating
Low	$3,679	$3,948
Moderate	2,961	3,084
High	140	121

Total	$6,780	$7,153

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

        The allowance for doubtful accounts for financing receivables as of July 31, 2014, and changes during the nine months ended July 31, 2014 were as follows:

Nine months ended July 31, 2014
In millions
Balance at beginning of period	$131
Provision for doubtful accounts	24
Deductions, net of recoveries	(29)

Balance at end of period	$126

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

        The gross financing receivables and related allowance collectively and individually evaluated for loss were as follows:

	As of
	July 31, 2014	October 31, 2013
	In millions
Gross financing receivables collectively evaluated for loss	$6,464	$6,773
Gross financing receivables individually evaluated for loss	316	380

Total	$6,780	$7,153

Allowance for financing receivables collectively evaluated for loss	$93	$95
Allowance for financing receivables individually evaluated for loss	33	36

Total	$126	$131

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

        The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	July 31, 2014	October 31, 2013
	In millions
Billed(1):
Current 1-30 days	$245	$217
Past due 31-60 days	56	50
Past due 61-90 days	15	15
Past due >90 days	60	46
Unbilled sales-type and direct-financing lease receivables	6,404	6,825

Total gross financing receivables	$6,780	$7,153

Gross financing receivables on non-accrual status(2)	$180	$199

Gross financing receivables 90 days past due and still accruing interest(2)	$136	$181

(1)
Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)
Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

  Operating Lease Assets

        Operating lease assets included in machinery and equipment in the Consolidated Condensed Balance Sheets were as follows:

	As of
	July 31, 2014	October 31, 2013
	In millions
Equipment leased to customers	$3,960	$3,822
Accumulated depreciation	(1,436)	(1,452)

	$2,524	$2,370

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

  Indemnifications

        In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. HP also provides indemnifications to certain vendors and customers against claims of intellectual property infringement made by third parties arising from the vendor's and customer's use of HP's software products and services and certain other matters. Some indemnifications may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

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

        HP's aggregate product warranty liabilities as of July 31, 2014, and changes during the nine months ended July 31, 2014 were as follows:

Nine months ended July 31, 2014
In millions
Balance at beginning of period	$2,031
Accruals for warranties issued	1,364
Adjustments related to pre-existing warranties (including changes in estimates)	29
Settlements made (in cash or in kind)	(1,446)

Balance at end of period	$1,978

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	As of July 31, 2014		As of October 31, 2013
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$1,888	2.4%	$5,226	2.8%
Commercial paper(1)	332	0.5%	327	0.4%
Notes payable to banks, lines of credit and other(1)	485	4.0%	426	1.7%

	$2,705		$5,979

(1)
Commercial paper includes $332 million and $327 million and Notes payable to banks, lines of credit and other includes $351 million and $368 million at July 31, 2014 and October 31, 2013, respectively, of borrowing and funding-related activity associated with HP Financial Services ("HPFS") and its subsidiaries.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Long-Term Debt

	As of
	July 31, 2014	October 31, 2013
	In millions
U.S. Dollar Global Notes(1)
2006 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	$500	$499
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, paid March 2014	—	1,999
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, paid June 2014	—	1,500
2009 Shelf Registration Statement:
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, due September 2015	1,100	1,100
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015	650	650
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	1,349	1,349
$500 issued at par in May 2011 at three-month USD LIBOR plus 0.4%, paid May 2014	—	500
$500 issued at discount to par at a price of 99.971% in May 2011 at 1.55%, paid May 2014	—	500
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	1,000
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$350 issued at par in September 2011 at three-month USD LIBOR plus 1.55%, due September 2014	350	350
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, due March 2015	750	750
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016	1,298	1,298
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,198
$650 issued at discount to par at a price of 99.946% in December 2011 at 2.625%, due December 2014	650	650
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016	849	849
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,496	1,496
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, due September 2017	1,500	1,500
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	750	—
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	1,249	—

	18,186	20,684
EDS Senior Notes(1)
$300 issued October 1999 at 7.45%, due October 2029	313	314
Other, including capital lease obligations, at 0.00%-8.50%, due in calendar years 2014-2024(2)	454	689
Fair value adjustment related to hedged debt	63	147
Less: current portion	(1,888)	(5,226)

Total long-term debt	$17,128	$16,608

(1)
HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes and EDS Senior Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.

(2)
Other, including capital lease obligations includes $149 million and $244 million at July 31, 2014 and October 31, 2013, respectively, of borrowing- and funding-related activity associated with HPFS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

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

        As of July 31, 2014, HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2012 Shelf Registration Statement. As of that date, HP also had up to $17.5 billion of available borrowing resources, including $16.2 billion in available capacity under its commercial paper programs and $1.3 billion relating to uncommitted lines of credit. The extent to which HP is able to utilize the 2012 Shelf Registration Statement and the commercial paper programs as sources of liquidity at any given time is subject to a number of factors, including market demand for HP securities and commercial paper, HP's financial performance, HP's credit ratings and market conditions generally.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

        Interest expense on borrowings recognized in the Consolidated Condensed Statements of Earnings was as follows:

		Three months ended July 31		Nine months ended July 31
Expense	Location	2014	2013	2014	2013
		In millions
Financing interest	Financing interest	$70	$77	$211	$238
Interest expense	Interest and other, net	80	107	270	332

Total interest expense		$150	$184	$481	$570

Note 12: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 25.0% and 18.7% for the three months ended July 31, 2014 and 2013, respectively, and 23.2% and 21.1% for the nine months ended July 31, 2014 and 2013, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all foreign earnings because HP plans to reinvest some of those earnings indefinitely outside the U.S.

        In the three and nine months ended July 31, 2014, HP recorded discrete items resulting in net tax benefits of $88 million and $53 million, respectively. These amounts include tax benefits of $100 million and $145 million related to restructuring charges, respectively.

        In the three and nine months ended July 31, 2013, HP recorded discrete items resulting in net tax charges of $63 million and net tax benefits of $40 million, respectively. These amounts included tax benefits of $13 million and $76 million, respectively, related to restructuring charges. The nine month period ended July 31, 2013 also included a tax benefit of $50 million from the retroactive research and development credit provided by the American Taxpayer Relief Act of 2012 and a tax charge of $150 million related to a past uncertain tax position.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Income Taxes (Continued)

        As of July 31, 2014, the amount of unrecognized tax benefits was $4.0 billion, of which up to $1.9 billion would affect HP's effective tax rate if realized. HP recognizes interest income from favorable settlements and income tax receivables and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Consolidated Condensed Statements of Earnings. As of July 31, 2014, HP had accrued $228 million for interest and penalties.

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

  Deferred Tax Assets and Liabilities

        Current and long-term deferred tax assets and liabilities are presented in the Consolidated Condensed Balance Sheets as follows:

	As of
	July 31, 2014	October 31, 2013
	In millions
Current deferred tax assets	$2,712	$3,893
Current deferred tax liabilities	(418)	(375)
Long-term deferred tax assets	1,086	1,346
Long-term deferred tax liabilities	(1,228)	(2,668)

Net deferred tax position	$2,152	$2,196

        HP periodically engages in intercompany licensing arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from their U.S. GAAP treatment, deferred taxes are recognized. For U.S. GAAP purposes, revenue from intercompany licensing arrangements is deferred and recognized ratably over the term of the arrangement. The decline in current deferred tax assets as of July 31, 2014 reflects the reversal of certain of these timing differences. Further, during the second quarter of fiscal 2014, HP executed a multi-year intercompany licensing arrangement on which advanced royalty payments were received, the result of which was the recognition of net long-term deferred tax assets of $1.3 billion. This increase in long-term deferred tax assets is presented as a component of HP's long-term deferred tax liabilities due to the effects of jurisdictional netting.

Note 13: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the three and nine months ended July 31, 2014, HP executed share repurchases of 16 million shares and 64 million shares, respectively. Such repurchased shares were settled for $582 million and $2.0 billion, respectively. In the three and nine months ended July 31, 2013, HP paid $3 million and $1.1 billion in connection with repurchases of 0.2 million shares and 56 million shares, respectively. The

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

shares repurchased and settled during the nine months ended July 31, 2014 and 2013 were all open market transactions. As of July 31, 2014, HP had remaining authorization of $5.7 billion for future share repurchases.

  Taxes related to Other Comprehensive Income (Loss)

	Three months ended July 31		Nine months ended July 31
	2014	2013	2014	2013
	In millions
Tax benefit (provision) on change in unrealized gains on available-for-sale securities:
Tax benefit (provision) on unrealized gains arising during the period	$1	$27	$—	$(11)
Tax provision on gains reclassified into earnings	—	—	—	—

	1	27	—	(11)

Tax (provision) benefit on change in unrealized gains (losses) on cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(52)	(14)	(17)	46
Tax benefit on losses (gains) reclassified into earnings	(21)	(4)	(84)	(11)

	(73)	(18)	(101)	35

Tax (provision) benefit on change in unrealized components of defined benefit plans:
Tax (provision) benefit on (losses) gains arising during the period	(13)	(8)	8	(8)
Tax (benefit) provision on amortization of actuarial loss and prior service benefit	(2)	10	(16)	(11)
Tax provision on curtailments, settlements and other	—	(3)	(7)	(4)

	(15)	(1)	(15)	(23)

Tax benefit (provision) on change in cumulative translation adjustment	1	—	(7)	22

Tax (provision) benefit on other comprehensive income (loss)	$(86)	$8	$(123)	$23

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

  Changes and reclassifications related to Other Comprehensive Income, net of taxes

	Three months ended July 31		Nine months ended July 31
	2014	2013	2014	2013
	In millions
Other comprehensive income (loss):
Change in unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	$8	$38	$6	$22
Gains reclassified into earnings	—	(49)	(1)	(49)

	$8	(11)	5	(27)

Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	82	102	(122)	2
Losses (gains) reclassified into earnings(1)	104	(25)	251	8

	186	77	129	10

Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(21)	22	(111)	23
Amortization of actuarial loss and prior service benefit(2)	65	88	180	231
Curtailments, settlements and other	2	12	35	24

	46	122	104	278

Change in cumulative translation adjustment	(21)	(99)	(70)	(135)

Other comprehensive income, net of taxes	$219	$89	$168	$126

(1)
Reclassification of pre-tax losses (gains) on cash flow hedges into the Consolidated Condensed Statements of Earnings was as follows:

	Three months ended July 31		Nine months ended July 31
	2014	2013	2014	2013
	In millions
Net revenue	$103	$(88)	$229	$(77)
Cost of products	12	77	56	107
Other operating expenses	—	(1)	7	(6)
Interest and other, net	10	(9)	43	(5)

	$125	$(21)	$335	$19

(2)
These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 14.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss, net of taxes as of July 31, 2014, and changes during the nine months ended July 31, 2014 were as follows:

	Net unrealized gain on available- for-sale securities	Net unrealized loss on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$76	$(188)	$(3,084)	$(582)	$(3,778)
Other comprehensive income (loss) before reclassifications	6	(122)	(76)	(70)	(262)
Reclassifications of (gains) losses into earnings	(1)	251	180	—	430

Balance at end of period	$81	$(59)	$(2,980)	$(652)	$(3,610)

Note 14: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit (credit) costs were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2014	2013	2014	2013	2014	2013
	In millions
Service cost	$—	$1	$78	$83	$1	$2
Interest cost	142	140	187	166	8	8
Expected return on plan assets	(203)	(211)	(290)	(247)	(9)	(8)
Amortization and deferrals:
Actuarial loss (gain)	4	19	81	82	(2)	—
Prior service benefit	—	—	(6)	(7)	(10)	(16)

Net periodic benefit (credit) cost	(57)	(51)	50	77	(12)	(14)
Settlement loss	1	1	2	11	—	—
Special termination benefits	—	—	5	7	—	—

Net benefit (credit) cost	$(56)	$(50)	$57	$95	$(12)	$(14)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans (Continued)

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2014	2013	2014	2013	2014	2013
	In millions
Service cost	$—	$1	$233	$253	$3	$5
Interest cost	426	420	555	507	24	23
Expected return on plan assets	(608)	(634)	(858)	(754)	(26)	(25)
Amortization and deferrals:
Actuarial loss (gain)	12	58	239	254	(7)	—
Prior service benefit	—	—	(18)	(20)	(30)	(50)

Net periodic benefit (credit) cost	(170)	(155)	151	240	(36)	(47)
Curtailment gain	—	—	(5)	—	—	(7)
Settlement loss	1	9	4	11	—	—
Special termination benefits	—	—	33	12	(11)	—

Net benefit (credit) cost	$(169)	$(146)	$183	$263	$(47)	$(54)

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

        During the nine months ended July 31, 2014, HP contributed $450 million to its non-U.S. pension plans, paid $20 million to cover benefit payments to U.S. non-qualified plan participants, and paid $73 million to cover benefit claims under HP's post-retirement benefit plans. During the remainder of fiscal 2014, HP anticipates making additional contributions of approximately $158 million to its non-U.S. pension plans and approximately $13 million to its U.S. non-qualified plan participants and expects to pay approximately $36 million to cover benefit claims under HP's post-retirement benefit plans.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of July 31, 2014, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP's financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in the Stuttgart Civil Court seeking to impose levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under existing law. VG Wort appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. On September 21, 2010, the Constitutional Court published a decision holding that the German Federal Supreme Court erred by not referring questions on interpretation of German copyright law to the Court of Justice of the European Union ("CJEU") and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing on this matter with other cases relating to reprographic levies on printers and PCs that was held on October 31, 2013. The German Federal Supreme Court issued a decision on July 3, 2014 partially granting the claim of VG Wort. The German Federal Supreme Court decision provides that levies are due where the printer is used with a PC to make permitted reprographic copies in a single process under the control of the same person, but no levies are due on a printer for reprographic copies made with a "scanner-PC-printer" product chain. The case must be remitted to lower courts to assess the amount to be paid per printer unit.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Technology Solutions GmbH ("Fujitsu") in the Munich Civil Court in Munich, Germany seeking to impose levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against Fujitsu. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that Fujitsu must pay €12 plus compound interest for each PC sold in Germany since March 2001. Fujitsu appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. Fujitsu filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, were not subject to the levies on photocopiers established by that law. VG Wort subsequently filed a claim with the German Federal Constitutional Court challenging that ruling. In January 2011, the Constitutional Court published a decision holding that the German Federal Supreme Court decision was inconsistent with the German Constitution and revoking the German Federal Supreme Court decision. The Constitutional Court also remitted the matter to the German Federal Supreme Court for further action. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing on that matter with other cases relating to reprographic levies on printers that was held on October 31, 2013. The German Federal Supreme Court issued a decision on July 3, 2014 partially granting the claim of VG Wort. The German Federal Supreme Court decision provides that levies are due for audio-visual copying of standing text and pictures using a PC as the last device in a single reproduction process under the control of the same person, but no levies are due on a PC for reprographic copies made using a "PC-printer" or a "scanner-PC-printer" chain. The case must be remitted to lower courts to assess the amount to be paid per PC unit.

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

        Fair Labor Standards Act Litigation.    HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of Electronic Data Systems Corporation ("EDS") or HP have been misclassified as exempt employees under the Fair Labor Standards Act and/or in violation of the California Labor Code or other state laws. Those matters include the following:

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

  •
  Blake, et al. v. Hewlett-Packard Company was filed as a purported nationwide collective action on February 17, 2011 in the United States District Court for the Southern District of Texas claiming that a class of information technology support personnel had been misclassified as exempt employees under the Fair Labor Standards Act. On February 10, 2012, the plaintiffs filed a motion requesting that the court conditionally certify the case as a collective action. On July 11, 2013, the court denied the plaintiffs' motion for conditional certification in its entirety. Following the denial of class certification, the case has continued as an individual action on behalf of the named plaintiff and one other employee. The parties have reached an agreement to resolve this matter with the two plaintiffs agreeing to settle their individual claims and release any other claims they may have against HP. The parties have submitted their confidential settlement agreement and release of claims to the court for approval.

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

        State of South Carolina Department of Social Services Contract Dispute.    In October 2012, the State of South Carolina Department of Social Services and related government agencies ("SCDSS") filed a proceeding before South Carolina's Chief Procurement Officer ("CPO") against Hewlett-Packard State & Local Enterprise Services, Inc., a subsidiary of HP ("HPSLES"). The dispute arises from a contract between SCDSS and HPSLES for the design, implementation and maintenance of a Child Support Enforcement and a Family Court Case Management System (the "CFS System"). SCDSS seeks aggregate damages of approximately $275 million, a declaration that HPSLES is in material breach of the contract and, therefore, that termination of the contract for cause by SCDSS would be appropriate, and a declaration that HPSLES is required to perform certain additional disputed work that expands the scope of the original contract. In November 2012, HPSLES filed responsive pleadings asserting defenses and seeking payment of past-due invoices totaling more than $12 million. On July 10, 2013, SCDSS terminated the contract with HPSLES for cause, and, in its termination notice, SCDSS asserted that HPSLES is responsible for all future federal penalties until the CFS System achieves federal certification, sought an immediate order requiring HPSLES to transfer to SCDSS all work completed and in progress, and indicated that it intends to seek suspension and debarment of HPSLES from contracting with the State of South Carolina. HPSLES is disputing the termination as improper and defective. In addition, on August 9, 2013, HPSLES filed its own affirmative claim within the proceeding alleging that SCDSS materially breached the contract by its improper termination and that SCDSS was

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

a primary and material cause of the project delays. On September 4, 2013, the CPO denied SCDSS's motion for injunctive relief seeking immediate transfer of the system assets to SCDSS and indicated that the CPO would address that request following a hearing on the merits. The hearing on the merits before the CPO concluded on February 25, 2014 and closing briefs were submitted on July 18, 2014. On August 4, 2014, in light of the ongoing mediation of this matter, the parties jointly requested that the CPO not issue an order unless and until the parties, with the guidance of the mediator, report to the CPO that their ongoing mediation has reached a final impasse.

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

        HPI filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HPI to deposit an additional $24 million against the products order, which HPI deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HPI filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. A hearing has been scheduled with the Customs Tribunal for October 27, 2014.

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

        The U.S. Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") also conducted an investigation into the Russia GPO deal and potential violations of the Foreign Corrupt Practices Act ("FCPA"). In addition, the same U.S. enforcement agencies conducted investigations into certain other public-sector transactions in Russia, Poland, the Commonwealth of Independent States and Mexico, among other countries. On April 9, 2014, HP announced a resolution of the DOJ and SEC FCPA investigations. Pursuant to the terms of the resolution, HP has paid the SEC approximately $31 million and has agreed to pay approximately $77 million to the DOJ. HP also has agreed to undertake certain compliance, reporting and cooperation obligations. A court appearance regarding the DOJ resolution is scheduled with the United States District Court for the Northern District of California to be held on September 11, 2014.

        ECT Proceedings.    In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified an HP subsidiary in Brazil ("HP Brazil") that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP Brazil filed a civil action against ECT seeking to have ECT's decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case. The court of first instance has not issued a decision on the merits of the case, but it has denied HP Brazil's request for injunctive relief. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. HP expects this decision to be issued in 2015 and any subsequent appeal on the merits to last several years.

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

  •
  Saginaw Police & Fire Pension Fund v. Marc L. Andreessen, et al. is a lawsuit filed on October 19, 2010 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and were unjustly enriched by consciously disregarding HP's alleged violations of the FCPA. On August 15, 2011, the defendants filed a motion to dismiss the lawsuit. On March 21, 2012, the court granted the defendants' motion to dismiss, and the court entered judgment in the defendants' favor and closed the case on May 29, 2012. On June 28, 2012, the plaintiff filed an appeal with the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed and the United States Court of Appeals for the Ninth Circuit has scheduled oral argument for September 9, 2014.

  •
  A.J. Copeland v. Raymond J. Lane, et al. ("Copeland I") is a lawsuit filed on March 7, 2011 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's alleged violations of the FCPA, HP's severance payments made to Mark Hurd (a former Chairman of HP's Board of Directors and HP's Chief Executive Officer), and HP's acquisition of 3PAR Inc. The lawsuit also alleges violations of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") in connection with HP's 2010 and 2011 proxy statements. On February 8, 2012, the defendants filed a motion to dismiss the lawsuit. On October 10, 2012, the court granted the defendants' motion to dismiss with leave to file an amended complaint. On November 1, 2012, the plaintiff filed an amended complaint adding an unjust enrichment claim and claims that the defendants violated Section 14(a) of the Exchange Act and breached their fiduciary duties in connection with HP's 2012 proxy statement. On December 13, 14 and 17, 2012, the defendants moved to dismiss the amended complaint. On December 28, 2012, the plaintiff moved for leave to file a third amended complaint. On May 6, 2013, the court denied the motion for leave to amend, granted the motions to dismiss with prejudice and entered judgment in the defendants' favor. On May 31, 2013, the plaintiff filed an appeal with the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed, but a date has not yet been set for oral argument.

  •
  A.J. Copeland v. Léo Apotheker, et al. ("Copeland II") is a lawsuit filed on February 10, 2014 in the United States District Court for the Northern District of California alleging, among other things, that the defendants used their control over HP and its corporate suffrage process in effectuating, directly participating in and/or aiding and abetting violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and breach of the duty of candor. The claims arise out of the circumstances at HP relating to its 2013 and 2014 proxy statements, the departure of Mr. Hurd as Chairman of HP's Board of Directors and HP's Chief Executive Officer, alleged violations of the FCPA, and HP's acquisition of 3PAR Inc. and Autonomy Corporation plc ("Autonomy"). On February 25, 2014, the court issued an order granting HP's administrative motion to relate Copeland II to Copeland I. On April 8, 2014, the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    court granted the parties' stipulation to stay the action pending resolution of Copeland I by the United States Court of Appeals for the Ninth Circuit.

  •
  Richard Gammel v. Hewlett-Packard Company, et al. is a putative securities class action filed on September 13, 2011 in the United States District Court for the Central District of California alleging, among other things, that from November 22, 2010 to August 18, 2011, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model, the future of the webOS operating system, and HP's commitment to developing and integrating webOS products, including the TouchPad tablet PC. On April 11, 2012, the defendants filed a motion to dismiss the lawsuit. On September 4, 2012, the court granted the defendants' motion to dismiss and gave the plaintiff 30 days to file an amended complaint. On October 19, 2012, the plaintiff filed an amended complaint asserting the same causes of action but dropping one of the defendants and shortening the period that the alleged violations of the Exchange Act occurred to February 9, 2011 to August 18, 2011. On December 3, 2012, the defendants moved to dismiss the amended complaint. On May 8, 2013, the court granted the defendants' motion to dismiss in part and denied it in part. As a result of the court's ruling, the alleged class period in the action runs from June 1, 2011 to August 18, 2011. The parties commenced mediation before a private mediator on December 3, 2013. On March 31, 2014, the parties executed a settlement stipulation and the plaintiff filed a motion seeking preliminary approval of the settlement with the court. On May 2, 2014, the court preliminarily approved the settlement, directed notice be sent to class members, and set the final approval hearing for September 15, 2014. On August 11, 2014, the lead plaintiff filed a motion for approval of the settlement. As part of the proposed settlement, HP and certain of its insurers paid approximately $57 million into a settlement fund.

  •
  Ernesto Espinoza v. Léo Apotheker, et al. and Larry Salat v. Léo Apotheker, et al. are consolidated lawsuits filed on September 21, 2011 in the United States District Court for the Central District of California alleging, among other things, that the defendants violated Section 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched when they authorized HP's repurchase of its own stock on August 29, 2010 and July 21, 2011. These lawsuits were previously stayed pending developments in the Gammel matter, but those stays have been lifted. The plaintiffs filed an amended consolidated complaint on August 21, 2013, and, on October 28, 2013, the defendants filed a motion to stay these matters. In an order dated February 13, 2014, the court granted the motion to stay. At the August 11, 2014 status conference, the stay was lifted. The plaintiffs have until September 24, 2014 to either file an amended complaint or designate the current complaint as the operative complaint. By October 1, 2014, the parties must submit a proposed schedule for responsive pleadings. The court has scheduled a jury trial to begin on July 14, 2015.

  •
  Luis Gonzalez v. Léo Apotheker, et al. and Richard Tyner v. Léo Apotheker, et al. are consolidated lawsuits filed on September 29, 2011 and October 5, 2011, respectively, in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched by concealing material information and making false

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    statements about HP's business model and the future of webOS, the TouchPad and HP's PC business and by authorizing HP's repurchase of its own stock on August 29, 2010 and July 21, 2011. The lawsuits are currently stayed pending resolution of the Espinoza/Salat consolidated action in federal court. The court has scheduled a status conference for November 17, 2014.

  •
  Cement & Concrete Workers District Council Pension Fund v. Hewlett-Packard Company, et al. is a putative securities class action filed on August 3, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from November 13, 2007 to August 6, 2010 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making statements regarding HP's Standards of Business Conduct ("SBC") that were false and misleading because Mr. Hurd, who was serving as HP's Chairman and Chief Executive Officer during that period, had been violating the SBC and concealing his misbehavior in a manner that jeopardized his continued employment with HP. On February 7, 2013, the defendants moved to dismiss the amended complaint. On August 9, 2013, the court granted the defendants' motion to dismiss with leave to amend the complaint by September 9, 2013. The plaintiff filed an amended complaint on September 9, 2013, and the defendants moved to dismiss that complaint on October 24, 2013. A hearing on the defendants' motion to dismiss the amended complaint was held on May 29, 2014. On June 25, 2014, the court issued an order granting defendants' motions to dismiss. On July 25, 2014, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.

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

  •
  In re Hewlett-Packard Shareholder Derivative Litigation consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP's acquisition of Autonomy and Autonomy's Intelligent Data Operating Layer technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in "abuse of control" over HP and corporate waste and were unjustly enriched. The litigation was stayed by agreement until July 31, 2013. On July 30, 2013, HP filed a motion to further stay the litigation until HP's Board of Directors decides whether to pursue any of the claims asserted in the litigation or the court rules on HP's motion to dismiss the consolidated complaint in the In re HP Securities Litigation matter. The court extended the stay of the litigation until June 16, 2014. Lead plaintiff filed a stipulation of proposed settlement on June 30, 2014. The court held a hearing on preliminary approval of the proposed settlement on August 25, 2014, but did not issue a decision at that time. The court has scheduled a hearing on September 26, 2014 to further address the motion for preliminary approval of the proposed settlement. At the hearing on September 26, 2014, the court is also expected to address the motion to sever filed in an additional derivative action captioned Steinberg and Vogel v. Apotheker, et al. that contains

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    substantially similar allegations and seeking substantially similar relief; the motion to intervene filed by the California state court plaintiff Vincent Ho for the limited purpose of applying for attorneys' fees; the motion to intervene filed by Sushovan Hussain for the purposes of objecting to the proposed settlement and obtaining discovery; and the motion to intervene filed by purported HP shareholder Rodney Cook for the purposes of removing the lead plaintiff and having himself appointed lead plaintiff.

  •
  In re HP ERISA Litigation consists of three consolidated putative class actions filed beginning on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 18, 2011 to November 22, 2012, the defendants breached their fiduciary obligations to HP's 401(k) Plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of the Employee Retirement Income Security Act of 1974, as amended, by concealing negative information regarding the financial performance of Autonomy and HP's enterprise services business and by failing to restrict participants from investing in HP stock. On August 16, 2013, HP filed a motion to dismiss the lawsuit. On March 31, 2014, the court granted HP's motion to dismiss this action with leave to amend. On July 16, 2014, the plaintiffs filed a second amended complaint containing substantially similar allegations and seeking substantially similar relief as the first amended complaint.

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

  •
  Cook v. Whitman, et al. is a lawsuit filed on March 18, 2014 in the Delaware Chancery Court, alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's acquisition of Autonomy. On May 15, 2014, HP moved to dismiss or stay the Cook matter. On July 22, 2014, the Delaware Chancery Court stayed the motion pending the District Court's hearing on preliminary approval of the proposed settlement in the In re Hewlett-Packard Shareholder Derivative Litigation matter.

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

        Personal Systems provides commercial PCs, consumer PCs, workstations, thin clients, tablets, retail point-of-sale ("POS") systems, calculators and other related accessories, software, support and services for the commercial and consumer markets. HP groups commercial notebooks, commercial desktops, commercial tablets and workstations into commercial clients and consumer notebooks, consumer desktops and consumer tablets into consumer clients when describing its performance in these markets. Described below are HP's global business capabilities within Personal Systems.

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

  •
  Consumer PCs include the HP Spectre, HP ENVY, HP Pavilion, HP Chromebooks, HP Split and HP Slate series of multi-media consumer notebooks, consumer tablets, hybrids (detachable tablets), and desktops, including the TouchSmart line of touch-enabled notebooks and all-in-one desktops. Consumer PCs also use the Compaq sub-brands for certain product offerings.

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

  •
  LaserJet and Enterprise Solutions delivers HP's LaserJet and enterprise products, services and solutions to SMB and enterprise segments, including LaserJet printers and supplies (toner), Officejet Pro X inkjet enterprise products and supplies, multi-function devices, scanners, web-connected hardware and managed services, and enterprise software solutions, such as Web Jetadmin. Our Managed Print Services business provides printing equipment, supplies, support, workflow optimization and security services for SMB and enterprise customers around the world, utilizing proprietary HP tools and fleet management solutions as well as third-party software.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  •
  Graphics Solutions delivers large format printers (Designjet, Large Format Production, and Scitex Industrial), specialty printing, and digital press solutions (Indigo and Inkjet Webpress), supplies and services to Print Service Providers and Design & Rendering customers. The solutions cover a wide range of printing applications, such as: Technical Design, Photos, Sign & Display, Direct Mail, Marketing Collateral, Labels & Packaging, and Publishing.

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

  •
  Industry Standard Servers offers ProLiant servers, running primarily Windows, Linux and virtualization platforms from software providers such as Microsoft Corporation and VMware, Inc. and open sourced software from other major vendors while leveraging x86 processors from Intel Corporation and Advanced Micro Devices, Inc. The business spans a range of server product lines, including microservers, towers, traditional rack, density-optimized rack and blades, as well as hyperscale solutions for large, distributed computing companies who buy and deploy nodes at a massive scale. Industry Standard Servers also offers HP Moonshot servers, operating on ARM-based, AMD-based and Intel® Atom™-based processors, which offer reduced cost, space, energy and complexity compared to traditional servers.

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

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive segment results are substantially the same as those the consolidated company uses. Management measures the performance of each segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to allocate resources to, each of the segments.

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

        There have been no material changes to the total assets of HP's reportable segments since October 31, 2013.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        Selected segment operating results were as follows:

	Printing and Personal Systems
	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
	In millions
Three months ended July 31, 2014
Net revenue	$8,368	$5,514	$6,666	$5,328	$873	$833	$3	$27,585
Intersegment net revenue and other	281	76	228	262	86	22	—	955

Total segment net revenue	$8,649	$5,590	$6,894	$5,590	$959	$855	$3	$28,540

Earnings (loss) from operations	$346	$1,026	$966	$228	$203	$79	$(115)	$2,733

Three months ended July 31, 2013
Net revenue	$7,470	$5,758	$6,504	$5,714	$912	$863	$5	$27,226
Intersegment net revenue and other	263	51	260	258	98	16	—	946

Total segment net revenue	$7,733	$5,809	$6,764	$5,972	$1,010	$879	$5	$28,172

Earnings (loss) from operations	$238	$915	$1,023	$192	$203	$99	$(82)	$2,588

Nine months ended July 31, 2014
Net revenue	$24,638	$17,063	$19,852	$16,054	$2,610	$2,534	$297	$83,048
Intersegment net revenue and other	717	176	692	833	236	58	—	2,712

Total segment net revenue	$25,355	$17,239	$20,544	$16,887	$2,846	$2,592	$297	$85,760

Earnings (loss) from operations	$915	$3,145	$2,933	$429	$534	$279	$(92)	$8,143

Nine months ended July 31, 2013
Net revenue	$22,889	$17,708	$19,778	$17,395	$2,703	$2,675	$19	$83,167
Intersegment net revenue and other	686	141	728	748	225	42	—	2,570

Total segment net revenue	$23,575	$17,849	$20,506	$18,143	$2,928	$2,717	$19	$85,737

Earnings (loss) from operations	$715	$2,852	$3,167	$424	$538	$297	$(230)	$7,763

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        The reconciliation of segment operating results to HP consolidated results was as follows:

	Three months ended July 31		Nine months ended July 31
	2014	2013	2014	2013
	In millions
Net Revenue:
Total segments	$28,540	$28,172	$85,760	$85,737
Elimination of intersegment net revenue and other	(955)	(946)	(2,712)	(2,570)

Total HP consolidated net revenue	$27,585	$27,226	$83,048	$83,167

Earnings before taxes:
Total segment earnings from operations	$2,733	$2,588	$8,143	$7,763
Corporate and unallocated costs and eliminations	(265)	(185)	(637)	(463)
Stock-based compensation expense	(132)	(107)	(432)	(398)
Amortization of intangible assets	(227)	(356)	(774)	(1,056)
Restructuring charges	(649)	(81)	(1,015)	(619)
Acquisition-related charges	(2)	(4)	(8)	(19)
Interest and other, net	(145)	(146)	(482)	(518)

Total HP consolidated earnings before taxes	$1,313	$1,709	$4,795	$4,690

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        Net revenue by segment and business unit was as follows:

	Three months ended July 31		Nine months ended July 31
	2014	2013	2014	2013
	In millions
Net Revenue:
Notebooks	$4,359	$3,722	$12,671	$11,568
Desktops	3,395	3,147	10,012	9,571
Workstations	579	537	1,660	1,593
Other	316	327	1,012	843

Personal Systems	8,649	7,733	25,355	23,575

Supplies	3,660	3,839	11,321	11,854
Commercial Hardware	1,401	1,405	4,150	4,190
Consumer Hardware	529	565	1,768	1,805

Printing	5,590	5,809	17,239	17,849

Total Printing and Personal Systems Group	14,239	13,542	42,594	41,424

Industry Standard Servers	3,097	2,851	9,104	8,651
Technology Services	2,096	2,152	6,351	6,606
Storage	796	833	2,438	2,523
Networking	672	644	1,960	1,870
Business Critical Systems	233	284	691	856

Enterprise Group	6,894	6,764	20,544	20,506

Infrastructure Technology Outsourcing	3,494	3,791	10,592	11,501
Application and Business Services	2,096	2,181	6,295	6,642

Enterprise Services	5,590	5,972	16,887	18,143

Software	959	1,010	2,846	2,928
HP Financial Services	855	879	2,592	2,717
Corporate Investments	3	5	297	19

Total segment net revenue	28,540	28,172	85,760	85,737

Eliminations of intersegment net revenue and other	(955)	(946)	(2,712)	(2,570)

Total HP consolidated net revenue	$27,585	$27,226	$83,048	$83,167

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

  •
  Results of Operations.  An analysis of our financial results comparing the three and nine months ended July 31, 2014 to the prior-year periods. A discussion of the results of operations at the consolidated level is followed by a more detailed discussion of the results of operations by segment.

  •
  Liquidity and Capital Resources.  An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.

  •
  Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions and off-balance sheet arrangements.

  •
  Factors that Could Affect Future Results.  A description of factors that could materially affect our business, financial condition or operating results.

        We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our Consolidated Condensed Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Condensed Financial Statements. This discussion should be read in conjunction with our Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this document.

        The Overview, Results of Operations and Liquidity discussion and analysis compares the three and nine months ended July 31, 2014 to the three and nine months ended July 31, 2013, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of July 31, 2014, unless otherwise noted.

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

        The following provides an overview of our key financial metrics by segment:

		Printing and Personal Systems Group
	HP Consolidated(1)	Personal Systems	Printing	Total	Enterprise Group	Enterprise Services	Software	HPFS	Corporate Investments(2)
	Dollars in millions, except per share amounts
Three Months Ended July 31, 2014
Net revenue	$27,585	$8,649	$5,590	$14,239	$6,894	$5,590	$959	$855	$3
Year-over-year change %	1.3%	11.8%	(3.8)%	5.1%	1.9%	(6.4)%	(5.0)%	(2.7)%	(40.0)%
Earnings from operations	$1,458	$346	$1,026	$1,372	$966	$228	$203	$79	$(115)
Earnings from operations as a % of net revenue	5.3%	4.0%	18.4%	9.6%	14.0%	4.1%	21.2%	9.2%	NM
Year-over-year change percentage points	(1.5)pts	0.9pts	2.6pts	1.1pts	(1.1)pts	0.9pts	1.1pts	(2.1)pts	NM
Net earnings	$985
Net earnings per share
Basic	$0.53
Diluted	$0.52

(1)
HP consolidated net revenue excludes intersegment net revenue and other. HP consolidated earnings from operations includes corporate and unallocated costs and eliminations, stock-based compensation expense, amortization of intangible assets, restructuring charges and acquisition-related charges.

(2)
"NM" represents not meaningful.

        HP net revenue increased 1.3% (increased 0.9% on a constant currency basis) in the three months ended July 31, 2014, as compared to the prior-year period. The leading contributor to the HP net revenue increase was growth in Personal Systems from the notebook, desktop and workstation product categories. To a lesser extent, growth in EG from Industry Standard Servers ("ISS") and Networking also contributed to HP net revenue growth. Partially offsetting growth in Personal Systems and EG were net revenue declines in ES from key account runoff and weaker performance in Europe, the Middle East and Africa ("EMEA"), lower Printing supplies volume, and a decline in Software revenue. HP's gross margin increased by 0.6 percentage points in the three months ended July 31, 2014 due primarily to gross margin improvement in Printing as a result of favorable currency impacts and a favorable mix of inkjet supplies along with service delivery efficiencies in ES. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio, particularly in EG. HP's operating margin decreased by 1.5 percentage points in the three months ended July 31, 2014 due primarily to higher restructuring charges and investments in research and development expenses ("R&D"). Partially offsetting these unfavorable impacts to operating margin were the gross margin increase, lower levels of intangible asset amortization and operating margin improvements primarily in Printing, Personal Systems and ES.

		Printing and Personal Systems Group
	HP Consolidated(1)	Personal Systems	Printing	Total	Enterprise Group	Enterprise Services	Software	HPFS	Corporate Investments
	Dollars in millions, except per share amounts
Nine Months Ended July 31, 2014
Net revenue	$83,048	$25,355	$17,239	$42,594	$20,544	$16,887	$2,846	$2,592	$297
Year-over-year change %	(0.1)%	7.6%	(3.4)%	2.8%	0.2%	(6.9)%	(2.8)%	(4.6)%	NM
Earnings from operations	$5,277	$915	$3,145	$4,060	$2,933	$429	$534	$279	$(92)
Earnings from operations as a % of net revenue	6.3%	3.6%	18.2%	9.5%	14.3%	2.5%	18.8%	10.8%	(31.0)%
Year-over-year change percentage points	0.0pts	0.6pts	2.2pts	0.9pts	(1.1)pts	0.2pts	0.4pts	(0.1)pts	NM
Net earnings	$3,683
Net earnings per share
Basic	$1.95
Diluted	$1.93

(1)
HP consolidated net revenue excludes intersegment net revenue and other. HP consolidated earnings from operations includes corporate and unallocated costs and eliminations, stock-based compensation expense, amortization of intangible assets, restructuring charges and acquisition-related charges.

        HP net revenue declined 0.1% (increased 0.4% on a constant currency basis) in the nine months ended July 31, 2014, as compared to the prior-year period. The leading contributors to the HP net revenue decline were key account runoff in ES and lower Printing supplies volume. Partially offsetting the net revenue decline was growth in Personal Systems from the notebook, desktop, and workstation product categories as well as the sale of a portfolio of mobile computing intellectual property ("IP") which primarily benefited the Corporate Investments segment. HP's gross margin increased by 0.5 percentage points in the nine months ended July 31, 2014 due primarily to favorable currency impacts along with continued cost structure improvements in Printing, service delivery efficiencies in ES and improving margins in professional services in Software. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. HP's operating margin was flat for the nine months ended July 31, 2014 as compared to the prior year period due primarily to the gross margin increase, operating margin improvements primarily in Printing, Personal Systems and Corporate Investments, and lower intangible asset amortization, offset by higher restructuring charges, investments in R&D, and higher selling, general and administrative ("SG&A") expenses. The increase in SG&A expenses was partially offset by gains from sales of real estate.

        Our business continues to produce significant cash flow from operations, generating $9.6 billion in the nine months ended July 31, 2014. Additionally, we invested $2.2 billion in net property, plant and equipment, repurchased $2.0 billion of common stock and returned $875 million to stockholders through dividends. As of July 31, 2014, cash and cash equivalents and short- and long-term investments was $14.8 billion, representing an increase of approximately $2.3 billion from the October 31, 2013 balance of $12.5 billion.

        We continue to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. One set of challenges relates to continuing dynamic and accelerating market trends. Another set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions, our business-specific competitors are exerting increased competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution. The macroeconomic weakness we have experienced across geographic regions has moderated in some areas but remains an overall challenge. A discussion of some of these challenges at the segment level is set forth below.

  •
  In Personal Systems, we have been negatively impacted by the market shift towards tablet products within mobility products, which has reduced the demand for PCs, particularly consumer notebooks. If benefits from our new product investments in this area do not materialize, we will continue to be negatively impacted by this trend. However, the pace of market contraction is slowing with signs of stabilization and HP is gaining market share. In Personal Systems, we are maintaining our strategic focus on profitable growth through improved market segmentation with respect to multi-OS, multi-architectures, geography, customer segments and other key attributes. In the first nine months of fiscal 2014, Personal Systems experienced broad revenue growth with particular strength in EMEA and Asia Pacific in each of the notebook, desktop and workstation product categories driven by growth in commercial and consumer PCs, due in part to customers migrating from the Windows XP operating system, benefits from the delayed installed base refresh cycle and new product introductions.

  •
  In Printing, we are experiencing the impact of the growth in mobility and demand challenges in both consumer and commercial markets, as well as an overall competitive pricing environment. To be successful in addressing these challenges, we need to continue to execute on our key initiatives of focusing on high usage product categories, developing emerging market opportunities with new business models, and introducing new revenue delivery models to consumers in mature markets.

  •
  In EG, we are experiencing revenue growth challenges due to multiple market trends, including the increasing demand for hyperscale computing infrastructure products, the transition to cloud computing, and a highly competitive pricing environment. In addition, demand for our Business Critical Systems ("BCS") products continues to weaken along with the overall market for UNIX products and services contracts. To be successful in overcoming these challenges, we must address business model shifts and go-to-market execution challenges, including improved channel execution, and continue to pursue new product innovation, such as 3PAR storage, the HP CloudSystem, HP Moonshot servers, and in areas such as software-defined networking, storage, blade servers and wireless networking.

  •
  In ES, we are facing internal execution challenges, including managing the revenue runoff from several large contracts, pressured public sector spending, a competitive pricing environment and market pressures from a mixed global economic recovery. To be successful in addressing these challenges, we must execute on the ES multi-year turnaround plan, which includes a cost reduction initiative to align our costs to our revenue trajectory, a shift to shorter duration contracts, a focus on higher margin Strategic Enterprise Services ("SES") and initiatives to improve execution in sales performance and accountability, contracting practices and pricing.

  •
  In Software, we are facing multiple challenges, including the market shift to software-as-a-service ("SaaS") and go-to-market execution challenges. To be successful in addressing these challenges, we must improve our go-to-market execution with integrated customer solutions more aligned to customer demand and achieve broader integration across our overall product portfolio as we work to capitalize on important market opportunities in cloud, big data and security.

        To address these challenges, we continue to pursue innovation with a view towards developing new products and services aligned with market demand, industry trends and the needs of our customers and partners. In addition, we need to continue to improve our operations, with a particular focus on enhancing our end-to-end processes and efficiencies. We also need to continue to optimize our sales coverage models, align our sales incentives with our strategic goals, improve channel execution, strengthen our capabilities in our areas of strategic focus, and develop and capitalize on market opportunities.

        For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled "Risk Factors" in Part II, Item 1A, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the nine months ended July 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, which is incorporated herein by reference.

ACCOUNTING PRONOUNCEMENTS

        For a summary of recent accounting pronouncements applicable to our financial statements see Note 1 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS

        Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in revenue on a constant currency basis, which assumes no change in the exchange rates from the prior-year period. This information is provided so that revenue can be viewed without the impact of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our operational results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2014		2013		2014		2013
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$27,585	100.0%	$27,226	100.0%	$83,048	100.0%	$83,167	100.0%
Cost of sales(1)	20,974	76.0%	20,859	76.6%	63,414	76.4%	63,943	76.9%

Gross profit	6,611	24.0%	6,367	23.4%	19,634	23.6%	19,224	23.1%
Research and development	887	3.2%	797	2.9%	2,571	3.1%	2,406	2.9%
Selling, general and administrative	3,388	12.3%	3,274	12.1%	9,989	12.0%	9,916	11.9%
Amortization of intangible assets	227	0.8%	356	1.3%	774	1.0%	1,056	1.3%
Restructuring charges	649	2.4%	81	0.3%	1,015	1.2%	619	0.7%
Acquisition-related charges	2	—	4	—	8	—	19	—

Earnings from operations	1,458	5.3%	1,855	6.8%	5,277	6.3%	5,208	6.3%
Interest and other, net	(145)	(0.5)%	(146)	(0.5)%	(482)	(0.6)%	(518)	(0.6)%

Earnings before taxes	1,313	4.8%	1,709	6.3%	4,795	5.7%	4,690	5.7%
Provision for taxes	(328)	(1.2)%	(319)	(1.2)%	(1,112)	(1.3)%	(991)	(1.3)%

Net earnings	$985	3.6%	$1,390	5.1%	$3,683	4.4%	$3,699	4.4%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        For the three months ended July 31, 2014, HP net revenue increased 1.3% (increased 0.9% on a constant currency basis). United States ("U.S.") net revenue decreased 0.4% to $9.8 billion, while net revenue from outside of the U.S. increased 2.3% to $17.8 billion. The leading contributor to the HP net revenue increase was growth in Personal Systems from the notebook, desktop and workstation product categories. To a lesser extent, growth in EG from ISS and Networking also contributed to HP net revenue growth. Partially offsetting growth in Personal Systems and EG were net revenue declines in ES from key account runoff and weaker EMEA performance, lower Printing supplies volume, and a decline in Software revenue.

        For the nine months ended July 31, 2014, total HP net revenue declined 0.1% (increased 0.4% on a constant currency basis). U.S. net revenue decreased 3.6% to $28.7 billion, while net revenue from outside of the U.S. increased 1.8% to $54.3 billion. The leading contributors to the HP net revenue decline were key account runoff in ES and lower Printing supplies volume, additionally net revenue declined due to unfavorable currency impacts. Partially offsetting the HP net revenue decline was growth in Personal Systems from the notebook, desktop, and workstation product categories as well as the sale of a portfolio of mobile computing IP which primarily benefited the Corporate Investments segment.

        The components of the weighted net revenue change were as follows:

	Three months ended July 31, 2014	Nine months ended July 31, 2014
	Percentage Points
Personal Systems	3.4	2.1
Enterprise Group	0.5	—
Corporate Investments/Other	(0.1)	0.3
HP Financial Services	(0.1)	(0.2)
Software	(0.2)	(0.1)
Printing	(0.8)	(0.7)
Enterprise Services	(1.4)	(1.5)

Total HP	1.3	(0.1)

Three months ended July 31, 2014 compared with three months ended July 31, 2013

        From a segment perspective, the primary factors contributing to the change in HP net revenue for the three months ended July 31, 2014 are summarized as follows:

  •
  Personal Systems net revenue increased due to growth in commercial and consumer PCs, particularly notebooks and Thin Client products;

  •
  EG net revenue increased due to growth in ISS and Networking;

  •
  HPFS net revenue decreased due primarily to lower average portfolio assets and lower asset management revenue, specifically in customer buyouts;

  •
  Software net revenue decreased due to lower revenue from licenses and professional services;

  •
  Printing net revenue decreased due primarily to a decline in Supplies; and

  •
  ES net revenue decreased due primarily to key account runoff, weak growth in new and existing accounts, particularly in EMEA, and contractual price declines in ongoing contracts.

Nine months ended July 31, 2014 compared with nine months ended July 31, 2013

        From a segment perspective, the primary factors contributing to the change in HP net revenue for the nine months ended July 31, 2014 are summarized as follows:

  •
  Personal Systems net revenue increased due to growth in commercial PCs, particularly notebooks and Thin Client products;

  •
  EG net revenue increased due to growth in ISS and Networking;

  •
  HPFS net revenue decreased due primarily to lower average portfolio assets, lower asset management activity, and unfavorable currency impacts;

  •
  Software net revenue decreased due to lower revenue from licenses, professional services and support;

  •
  Printing net revenue decreased due primarily to a decline in Supplies and unfavorable currency impacts;

  •
  Corporate Investments net revenue increased due to the sale of IP; and

  •
  ES net revenue declined due primarily to key account net service revenue runoff, weak growth in new and existing accounts and contractual price declines in ongoing contracts.

        A more detailed discussion of segment revenue is included under "Segment Information" below.

Gross Margin

Three months ended July 31, 2014 compared with three months ended July 31, 2013

        HP's gross margin increased by 0.6 percentage points for the three months ended July 31, 2014. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

  •
  Printing gross margin increased due primarily to favorable currency impacts from the Japanese Yen, continued cost structure improvements and a higher mix of graphics supplies;

  •
  ES gross margin increased due primarily to our continued focus on improving under-performing contracts, labor savings as a result of previous restructuring actions and service delivery efficiencies;

  •
  Software gross margin increased due to improving margins in license revenue as a result of a mix shift within security to higher margin products, improving margins in professional services as a result of a shift to more profitable contracts and improved workforce utilization;

  •
  HPFS gross margin decreased as a result of lower margins on asset management activity which were impacted in the period by a customer billing adjustment;

  •
  EG gross margin decreased due primarily to a higher mix of ISS products and competitive pricing pressure; and

  •
  Personal Systems gross margin increased due primarily to a higher mix of commercial notebooks and operational cost improvements.

Nine months ended July 31, 2014 compared with nine months ended July 31, 2013

        HP's gross margin increased by 0.5 percentage points for the nine months ended July 31, 2014. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

  •
  Printing gross margin increased due primarily to favorable currency impacts from the Japanese Yen, continued cost structure improvements and a favorable mix from a higher proportion of graphics and ink supplies;

  •
  ES gross margin increased due primarily to our continued focus on improving under-performing contracts, labor savings as a result of previous restructuring actions and service delivery efficiencies;

  •
  Corporate Investments gross margin increased due to the sale of IP;

  •
  Software gross margin increased due to improving margins in license revenue as a result of a mix shift within security to higher margin products, improving margins in professional services as a result of a shift to more profitable contracts and improved workforce utilization;

  •
  HPFS gross margin increased due to a higher portfolio margin primarily from a lower cost of funds;

  •
  EG gross margin decreased due primarily to a higher mix of ISS products and competitive pricing pressure; and

  •
  Personal Systems gross margin was flat due primarily to a favorable commercial mix, operational cost improvements and the sale of IP.

        A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.

Operating Expenses

        Research and Development

        R&D expense increased for the three and nine months ended July 31, 2014 with increases across most of our segments as we continue to invest in our strategic focus areas of cloud, security, big data and mobility.

        Selling, General and Administrative

        SG&A expense increased for the three months ended July 31, 2014 due primarily to higher workforce compensation costs and the impact of the prior-year period containing a gain from the sale of real estate. SG&A expense increased in the nine months ended July 31, 2014 due primarily to higher workforce compensation costs and higher investments in systems and tools, partially offset by gains from sales of real estate.

        Amortization of Intangible Assets

        Amortization expense decreased for the three and nine months ended July 31, 2014 due primarily to certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods.

        Restructuring

        Restructuring charges increased for the three and nine months ended July 31, 2014 due primarily to higher charges in the current period from the 2012 Plan in part from the incremental increase to the 2012 Plan announced in May 2014. Restructuring in the prior-year periods also benefited from reversals of severance charges related to other restructuring plans.

Interest and Other, Net

        For the three and nine months ended July 31, 2014, Interest and other, net decreased due primarily to lower interest expense from a lower average debt balance, partially offset by the prior-year periods containing a gain on sale of investments.

Provision for Taxes

        Our effective tax rate was 25.0% and 18.7% for the three months ended July 31, 2014 and 2013, respectively, and 23.2% and 21.1% for the nine months ended July 31, 2014 and 2013, respectively. Our effective tax rate generally differs from the U.S. federal statutory tax rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the U.S.

        In the three and nine months ended July 31, 2014, we recorded discrete items resulting in net tax benefits of $88 million and $53 million, respectively. These amounts include tax benefits of $100 million and $145 million related to restructuring charges, respectively.

        In the three and nine months ended July 31, 2013, we recorded discrete items resulting in net tax charges of $63 million and net tax benefits of $40 million, respectively, including tax benefits of $13 million and $76 million, respectively, related to restructuring charges. The nine month period ended July 31, 2013 also included a tax benefit of $50 million from the retroactive research and development credit provided by the American Taxpayer Relief Act of 2012 and a tax charge of $150 million related to a past uncertain tax position.

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

  •
  transferring the spare and replacement parts supporting the Personal Systems and Printing segments from the TS business unit within the EG segment to the Other business unit within the Personal Systems segment and the Commercial Hardware business unit within the Printing segment, respectively; and

  •
  transferring certain cloud-related incubation activities previously reported in Corporate and unallocated costs and eliminations and in the EG segment to the Corporate Investments segment.

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

Personal Systems

	Three months ended July 31
	2014	2013	% Change
	Dollars in millions
Net revenue	$8,649	$7,733	11.8%
Earnings from operations	$346	$238	45.4%
Earnings from operations as a % of net revenue	4.0%	3.1%

	Nine months ended July 31
	2014	2013	% Change
	Dollars in millions
Net revenue	$25,355	$23,575	7.6%
Earnings from operations	$915	$715	28.0%
Earnings from operations as a % of net revenue	3.6%	3.0%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2014	Nine months ended July 31, 2014
	Percentage Points
Notebook PCs	8.2	4.7
Desktop PCs	3.2	1.9
Workstations	0.5	0.3
Other	(0.1)	0.7

Total Personal Systems	11.8	7.6

  Three months ended July 31, 2014 compared with three months ended July 31, 2013

        Personal Systems net revenue increased 11.8% (increased 11.8% on a constant currency basis) for the three months ended July 31, 2014. While the Personal Systems business continues to experience significant challenges due to the market shift towards mobility products, the pace of PC market contraction is slowing with signs of stabilization driven by growth in commercial PCs. The revenue increase was due to growth in commercial and consumer PCs, particularly notebooks and Thin Client products. For the three months ended July 31, 2014, Personal Systems experienced strong revenue growth across all regions led by double-digit revenue growth in EMEA. The revenue increase in Personal Systems was driven by a 12.7% increase in unit volume, the effects of which were partially offset by a 0.6% decline in average selling prices ("ASPs"). The unit volume increase was primarily led by growth in commercial notebooks as well as strength in consumer notebooks, commercial and consumer desktops and Thin Client products. The decline in ASPs was due primarily to a competitive pricing environment, the effects of which were partially offset by a favorable mix of commercial PCs. Net revenue for commercial clients increased 14% driven by growth in all product categories as a result of traction from our new product lineup including detachable 2-in-1 notebooks as well as the new Elite 700 series focused on SMB customer, benefits from the delayed installed base refresh cycle and the effect of customers migrating from the Windows XP operating system. Net revenue for consumer clients increased 8% driven by consumer notebooks and consumer desktops. The growth in consumer notebooks is due in part to traction from our new product lineup including Chromebooks and hybrids.

For the three months ended July 31, 2014, net revenue for Notebook PCs increased 17%, Desktop PCs increased 8%, Workstations increased 8% while Other net revenue decreased 3%.

        Personal Systems earnings from operations as a percentage of net revenue increased 0.9 percentage points for the three months ended July 31, 2014. The improvement was driven by an increase in gross margin and a decline in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to a higher mix of commercial notebooks and operational cost improvements, the effects of which were partially offset by a competitive pricing environment and increased memory component costs. The decline in operating expenses as a percentage of net revenue was due primarily to the revenue increase and our cost structure optimization efforts.

  Nine months ended July 31, 2014 compared with nine months ended July 31, 2013

        Personal Systems net revenue increased 7.6% (increased 8.5% on a constant currency basis) for the nine months ended July 31, 2014. The revenue increase was due to growth in commercial PCs, particularly notebooks and Thin Client products. For the nine months ended July 31, 2014, Personal Systems experienced strong revenue growth across all regions led by double-digit growth in EMEA. The revenue increase was driven by a 9.3% increase in unit volume, the effects of which were partially offset by a 1.6% decline in ASPs. The unit volume increase was primarily led by growth in commercial notebooks, commercial desktops and Thin Client products. The decline in ASPs was due primarily to a competitive pricing environment and unfavorable currency impacts, the effects of which were partially offset by a favorable mix of commercial PCs. Net revenue for commercial clients increased 11% and was primarily driven by traction from our new product lineup, benefits from the delayed installed base refresh cycle and the effect of customers migrating from the Windows XP operating system. Net revenue for consumer clients increased 1% primarily driven by consumer notebooks. For the nine months ended July 31, 2014, net revenue for Notebook PCs increased 10%, Desktop PCs increased 5%, Workstations increased 4% and Other net revenue increased 20%. The net revenue increase in Other was due to the sale of IP in the first quarter of fiscal 2014 and increased sales of extended warranties.

        Personal Systems earnings from operations as a percentage of net revenue increased 0.6 percentage points for the nine months ended July 31, 2014. The increase was driven by a decline in operating expenses as a percentage of net revenue while gross margin was flat. Gross margin was flat due primarily to a favorable commercial mix, operational cost improvements and the sale of IP in the first quarter of fiscal 2014, the effects of which were offset by increased memory component costs and unfavorable currency impacts. For the nine months ended July 31, 2014, operating expenses as a percentage of net revenue decreased due primarily to continued efforts to optimize the cost structure partially offset by increased research and development investments primarily in commercial and mobility products.

Printing

	Three months ended July 31
	2014	2013	% Change
	Dollars in millions
Net revenue	$5,590	$5,809	(3.8)%
Earnings from operations	$1,026	$915	12.1%
Earnings from operations as a % of net revenue	18.4%	15.8%

	Nine months ended July 31
	2014	2013	% Change
	Dollars in millions
Net revenue	$17,239	$17,849	(3.4)%
Earnings from operations	$3,145	$2,852	10.3%
Earnings from operations as a % of net revenue	18.2%	16.0%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2014	Nine months ended July 31, 2014
	Percentage Points
Supplies	(3.1)	(3.0)
Consumer Hardware	(0.6)	(0.2)
Commercial Hardware	(0.1)	(0.2)

Total Printing	(3.8)	(3.4)

  Three months ended July 31, 2014 compared with three months ended July 31, 2013

        Printing net revenue decreased 3.8% (decreased 4.0% on a constant currency basis) for the three months ended July 31, 2014. The decline in net revenue was largely driven by a decline in Supplies, the effects of which were partially offset by growth in graphics products. Net revenue for Supplies decreased 5% driven by demand weakness in toner and ink sales, the effects of which were partially offset by growth in graphics supplies and favorable currency impacts. Printer unit volume decreased by 5% while average revenue per unit ("ARU") increased by 3%. The decline in printer unit volume was due primarily to the overall contraction in the printing market, partially offset by our targeted growth in high value products with our investments in Ink in the Office, Ink Advantage products and multifunction laser printers. The increase in ARUs was due primarily to a higher mix of Commercial printers and an ARU improvement in graphics printers. Net revenue for Commercial Hardware remained flat driven by a 2% decline in unit volume the effects of which were offset by a 2% increase in ARUs. The unit volume decline in Commercial Hardware was due primarily to a decline driven by our shift away from low-end mono printers, partially offset by growth in our multifunction laser printers and graphics printers. The ARU increase in Commercial Hardware was driven by an ARU increase in graphics printers. Net revenue for Consumer Hardware decreased 6% driven by a 6% decline in unit volume and a 1% decline in ARUs. The unit volume decline in Consumer Hardware was led by lower home and SMB printer volume. The unit volume decline in home printers was due to our continued focus on placing high value units. The unit volume decline in SMB printers was due primarily to promotional activities in the prior quarter in anticipation of our upcoming product transition related to Ink in the Office. The ARU decline was driven by increased discounts due to a competitive pricing environment, the effects of which were partially offset by a favorable mix within home printers.

        Printing earnings from operations as a percentage of net revenue increased by 2.6 percentage points for the three months ended July 31, 2014 due to an increase in gross margin while operating expenses as a percentage of net revenue remained flat. The gross margin increase was due to favorable currency impacts from the Japanese Yen, continued cost structure improvements and a higher mix of graphics supplies, the effects of which were partially offset by a competitive pricing environment. Operating expenses as a percentage of net revenue remained flat due primarily to reduced marketing expenses, the effects of which were offset by higher R&D expenses.

  Nine months ended July 31, 2014 compared with nine months ended July 31, 2013

        Printing net revenue decreased 3.4% (decreased 2.7% on a constant currency basis) for the nine months ended July 31, 2014. The decline in net revenue was driven by a decline in Supplies and unfavorable currency impacts, the effects of which were partially offset by growth in graphics products. Net revenue for Supplies decreased 4% due to unfavorable currency impacts and lower volumes of toner and ink, the effects of which were partially offset by growth in graphics supplies. Printer unit volume remained flat while ARUs declined by 1%. Printer unit volume was flat due primarily to a decline in home printers, the effects of which were offset by increased units in Ink in the Office, graphics and laser printer volume due primarily to our continued efforts to target high value areas of the market and our investments to replenish the installed base. The decline in ARUs was due primarily to competitive pricing pressures. Net revenue for Commercial Hardware decreased 1%, which was driven by a 3% decline in ARUs, partially offset by a 2% growth in unit volume. The ARU decline in Commercial Hardware was primarily driven by a decline in laserjet printers and a competitive pricing environment. The volume increase reflects growth from our investments in multifunction and graphics printers. Net revenue for Consumer Hardware decreased 2% as unit volume and ARU growth in consumer printers was flat. ARUs remained flat for Consumer Hardware due primarily to increased discounting for Ink in the Office printers which was offset by a mix shift within home printers. The unit volume in Consumer Hardware remained flat due primarily to a volume decline in home printers which was offset by growth in SMB printers reflecting our planned shift away from low-end printers.

        Printing earnings from operations as a percentage of net revenue increased by 2.2 percentage points for the nine months ended July 31, 2014 due to an increase in gross margin more than offsetting an increase in operating expenses as a percentage of net revenue. The gross margin increase was due to favorable currency impacts from the Japanese Yen, continued cost structure improvements and a favorable mix from a higher proportion of graphics and ink supplies. Operating expenses as a percentage of net revenue increased due primarily to higher R&D expenses, the effects of which were partially offset by reduced marketing expenses.

Enterprise Group

	Three months ended July 31
	2014	2013	% Change
	Dollars in millions
Net revenue	$6,894	$6,764	1.9%
Earnings from operations	$966	$1,023	(5.6)%
Earnings from operations as a % of net revenue	14.0%	15.1%

	Nine months ended July 31
	2014	2013	% Change
	Dollars in millions
Net revenue	$20,544	$20,506	0.2%
Earnings from operations	$2,933	$3,167	(7.4)%
Earnings from operations as a % of net revenue	14.3%	15.4%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2014	Nine months ended July 31, 2014
	Percentage Points
Industry Standard Servers	3.6	2.2
Networking	0.4	0.4
Storage	(0.5)	(0.4)
Business Critical Systems	(0.8)	(0.8)
Technology Services	(0.8)	(1.2)

Total EG	1.9	0.2

  Three and nine months ended July 31, 2014 compared with three and nine months ended July 31, 2013

        EG net revenue increased 1.9% (increased 1.4% on a constant currency basis) and increased 0.2% (increased 0.6% on a constant currency basis) for the three and nine months ended July 31, 2014, respectively. In EG, we continue to experience revenue growth challenges due to market trends, including the transition to cloud computing, and product and technology transitions, along with a highly competitive pricing environment. For the three month period, EG experienced revenue growth in EMEA and Asia Pacific partially offset by a revenue decline in the Americas. For the nine month period, EG experienced revenue growth in EMEA partially offset by revenue declines in the Americas and Asia Pacific.

        For the three and nine months ended July 31, 2014, net revenue increased in ISS and Networking partially offset by revenue declines in Storage, BCS, and TS. ISS net revenue increased by 9% and 5% for the three and nine months ended July 31, 2014, respectively. For the three month period, the net revenue increase in ISS was due primarily to higher average unit prices in rack and blade server products driven by higher option attach rates for memory, processors and hard drives. For the nine month period, the increase in ISS net revenue was due primarily to growth in rack and density optimized server products. Networking net revenue increased 4% and 5% for three and nine months ended July 31, 2014, respectively, due to higher switching product revenue. Storage continues to experience multiple challenges including product transitions from traditional storage products to converged solutions, market weakness in high-end converged solutions and sales execution challenges. Storage net revenue decreased by 4% and 3% for the three and nine months ended July 31, 2014, respectively. For both periods, we experienced revenue declines in traditional storage products, which include our tape, storage networking and legacy external disk products, the effects of which were partially offset by revenue growth in our Converged Storage solutions, which include our 3PAR StoreServ, StoreOnce, StoreVirtual and StoreAll products. BCS net revenue decreased by 18% and 19% for the three and nine months ended July 31, 2014, respectively, as a result of ongoing pressures from the decline in the overall UNIX market. TS net revenue decreased by 3% and 4% for the three and nine months ended July 31, 2014, respectively, due primarily to a continued reduction in support for BCS and traditional storage products, partially offset by growth in support solutions for ISS and non-traditional storage products.

        EG earnings from operations as a percentage of net revenue decreased by 1.1 percentage points for the three months ended July 31, 2014 due to a decrease in gross margin coupled with an increase in operating expenses as a percentage of net revenue. The gross margin decline was due primarily to a higher mix of ISS products and competitive pricing pressure, partially offset by discount discipline and lower component costs. The increase in operating expenses as a percentage of net revenue was driven by higher R&D investments.

        EG earnings from operations as a percentage of net revenue decreased by 1.1 percentage points for the nine months ended July 31, 2014 due to a decrease in gross margin which was partially offset by lower operating expenses as a percentage of net revenue. The gross margin decline was due primarily to a higher mix of ISS products and competitive pricing pressure in ISS and Networking partially offset by lower component costs. The decrease in operating expenses as a percentage of net revenue was the result of lower SG&A expenses as a percentage of net revenue due primarily to continued cost savings associated with our ongoing restructuring efforts.

Enterprise Services

	Three months ended July 31
	2014	2013	% Change
	Dollars in millions
Net revenue	$5,590	$5,972	(6.4)%
Earnings from operations	$228	$192	18.8%
Earnings from operations as a % of net revenue	4.1%	3.2%

	Nine months ended July 31
	2014	2013	% Change
	Dollars in millions
Net revenue	$16,887	$18,143	(6.9)%
Earnings from operations	$429	$424	1.2%
Earnings from operations as a % of net revenue	2.5%	2.3%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2014	Nine months ended July 31, 2013
	Percentage Points
Infrastructure Technology Outsourcing	(5.0)	(5.0)
Application and Business Services	(1.4)	(1.9)

Total Enterprise Services	(6.4)	(6.9)

  Three and nine months ended July 31, 2014 compared with three and nine months ended July 31, 2013

        ES net revenue decreased 6.4% (decreased 7.5% on a constant currency basis) and decreased 6.9% (decreased 6.8% on a constant currency basis) for the three and nine months ended July 31, 2014, respectively. Performance in ES remains challenged by the impact of several large contracts winding down and lower public sector spending in EMEA, particularly in the United Kingdom, and several other countries in the region. The net revenue decrease in ES for both periods was driven primarily by revenue runoff in key accounts, weak growth in new and existing accounts, particularly in EMEA, and contractual price declines. For both periods, these net revenue declines were partially offset by growth in our SES portfolio, which includes information management and analytics, security and cloud services. ES net revenue declines for the three months ended July 31, 2014 were also partially offset by favorable currency impacts.

        Net revenue in Infrastructure Technology Outsourcing ("ITO") decreased by 8% for both the three and nine months ended July 31, 2014 due to revenue runoff in key accounts, weak growth in new and existing accounts and contractual price declines in ongoing contracts partially offset by growth in cloud and security revenue and favorable currency impacts. Net revenue in Application and Business Services ("ABS") decreased by 4% and 5% for the three and nine months ended July 31, 2014, respectively, due to revenue runoff in a key account and weak growth in new and existing accounts, particularly in

EMEA, partially offset by growth in information management and analytics revenue. ABS net revenue for the nine months ended July 31, 2014 also declined due to unfavorable currency impacts.

        ES earnings from operations as a percentage of net revenue increased by 0.9 percentage points and 0.2 percentage points for the three and nine months ended July 31, 2014, respectively. The increase in operating profit for both periods was due to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. Gross margin increased due primarily to our continued focus on improving profit performance in under-performing contracts, labor savings as a result of restructuring and service delivery efficiencies, partially offset by unfavorable impacts from revenue runoff in key accounts and contractual price declines. For the three months ended July 31, 2014, the increase in operating expenses as a percentage of net revenue was primarily driven by the size of the revenue decline. Additionally, for the nine months ended July 31, 2014, the increase in operating expenses as a percentage of net revenue was driven by higher administrative expenses and field selling costs. The increase in administrative expenses was due to the prior-year period containing higher bad debt recoveries and insurance recoveries. The increase in field selling costs was the result of expanding the sales force coverage as we transition from a reactive sales model to a more proactive approach.

Software

	Three months ended July 31
	2014	2013	% Change
	Dollars in millions
Net revenue	$959	$1,010	5.0%
Earnings from operations	$203	$203	—
Earnings from operations as a % of net revenue	21.2%	20.1%

	Nine months ended July 31
	2014	2013	% Change
	Dollars in millions
Net revenue	$2,846	$2,928	(2.8)%
Earnings from operations	$534	$538	(0.7)%
Earnings from operations as a % of net revenue	18.8%	18.4%

  Three and nine months ended July 31, 2014 compared with three and nine months ended July 31, 2013

        Software net revenue decreased 5.0% (decreased 5.9% on a constant currency basis) and decreased 2.8% (flat on a constant currency basis) for the three and nine months ended July 31, 2014, respectively. Revenue growth in Software is being challenged by the overall market and customer shift to SaaS solutions, which is impacting growth in license and support revenue. For the three months ended July 31, 2014, net revenue from licenses and professional services decreased by 16% and 3% respectively, while SaaS net revenue increased 8% and support net revenue was flat. For the nine months ended July 31, 2014, net revenue from both licenses and professional services decreased by 5%, support net revenue decreased by 2% while SaaS net revenue increased 6%.

        The decline in license net revenue for both the three and nine months ended July 31, 2014, was due primarily to the impact of the market and customer shift to SaaS solutions. Additionally, for the three months ended July 31, 2014 the decline in license net revenue was impacted by sales execution challenges across the portfolio. Professional services net revenue decreased for both the three and nine months ended July 31, 2014 due to our continued management of this portfolio to focus on higher-margin contracts. Support net revenue for both the three and nine months ended July 31, 2014 was challenged by past declines in license revenue, partially offset by growth in security products. Demand for our SaaS products resulted in net revenue growth for both the three and nine months ended July 31, 2014 with growth across most of the portfolio.

        For the three and nine months ended July 31, 2014, Software earnings from operations as a percentage of net revenue increased by 1.1 percentage points and 0.4 percentage points, respectively, due to an increase in gross margin, the effect of which was partially offset by an increase in operating expenses as a percentage of net revenue. For both periods, the increase in gross margin was due to improving margins in license revenue as a result of a mix shift to higher margin solutions, improving margins in professional services as a result of a shift to more profitable contracts and improved workforce utilization. For both periods the increase in operating expenses as a percentage of net revenue was due primarily to investments in R&D partially offset by lower SG&A expenses due to cost savings associated with our ongoing restructuring efforts.

HP Financial Services

	Three months ended July 31
	2014	2013	% Change
	Dollars in millions
Net revenue	$855	$879	(2.7)%
Earnings from operations	$79	$99	(20.2)%
Earnings from operations as a % of net revenue	9.2%	11.3%

	Nine months ended July 31
	2014	2013	% Change
	Dollars in millions
Net revenue	$2,592	$2,717	(4.6)%
Earnings from operations	$279	$297	(6.1)%
Earnings from operations as a % of net revenue	10.8%	10.9%

  Three months ended July 31, 2014 compared with three months ended July 31, 2013

        HPFS net revenue decreased by 2.7% (decreased 3.6% on a constant currency basis) for the three months ended July 31, 2014. The net revenue decrease was due primarily to lower average portfolio assets and lower asset management revenue, specifically in customer buyouts, partially offset by favorable currency impacts.

        HPFS earnings from operations as a percentage of net revenue decreased by 2.1 percentage points for the three months ended July 31, 2014 due primarily to a decrease in gross margin and an increase in operating expenses as a percentage of net revenue. The decrease in gross margin was the result of lower margins on asset management activity which were impacted in the period by a customer billing adjustment. The increase in operating expenses as a percentage of net revenue was due primarily to higher field selling costs, partially offset by higher capitalization of initial direct costs on higher financing volumes.

  Nine months ended July 31, 2014 compared with nine months ended July 31, 2013

        HPFS net revenue decreased by 4.6% (decreased 4.3% on a constant currency basis) for the nine months ended July 31, 2014. The net revenue decrease was due primarily to lower average portfolio assets, lower asset management activity and unfavorable currency impacts.

        HPFS earnings from operations as a percentage of net revenue decreased by a 0.1 percentage point for the nine months ended July 31, 2014 due primarily to an increase in operating expenses as a percentage of net revenue, partially offset by an increase in gross margin. The increase in gross margin was the result of a higher portfolio margin, primarily from a lower cost of funds, partially offset by lower margins on asset management activity. The increase in operating expenses as a percentage of net revenue was due primarily to higher field selling costs, partially offset by higher capitalization of initial direct costs on higher financing volume.

Financing Volume

	Three months ended July 31		Nine months ended July 31
	2014	2013	2014	2013
	In millions
Total financing volume	$1,702	$1,496	$4,532	$3,960

        New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased 13.8% and 14.4% for the three and nine months ended July 31, 2014, respectively. The increase in both periods was driven by higher financing associated with HP product sales and related services offerings.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	July 31, 2014	October 31, 2013
	Dollars in millions
Financing receivables, gross	$6,780	$7,153
Net equipment under operating leases	2,524	2,370
Capitalized profit on intercompany equipment transactions(1)	751	715
Intercompany leases(1)	2,316	2,202

Gross portfolio assets	12,371	12,440

Allowance for doubtful accounts(2)	126	131
Operating lease equipment reserve	77	76

Total reserves	203	207

Net portfolio assets	$12,168	$12,233

Reserve coverage	1.6%	1.7%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)
Intercompany activity is eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short- and long-term portions of the allowance on financing receivables.

(3)
Debt attributable to HPFS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with HPFS and its subsidiaries. At both July 31, 2014 and October 31, 2013, debt attributable to HPFS totaled $10.8 billion. HPFS equity at both July 31, 2014 and October 31, 2013 was $1.5 billion. We believe the HPFS debt-to-equity ratio is comparable to that of other similar financing companies.

        At July 31, 2014 and October 31, 2013, HPFS cash balances were $862 million and $697 million, respectively.

        Net portfolio assets at July 31, 2014 decreased 0.5% from October 31, 2013. The decrease generally resulted from unfavorable currency impacts, along with portfolio runoff in excess of new financing volume.

        For the three and nine months ended July 31, 2014, HPFS recorded net bad debt expenses and operating lease equipment reserves of $12 million and $32 million, respectively. For the comparable periods in fiscal 2013, net bad debt expenses and operating lease equipment reserves were $10 million and $31 million, respectively.

Corporate Investments

	Three months ended July 31
	2014	2013	% Change
	Dollars in millions
Net revenue	$3	$5	(40.0)%
Loss from operations	$(115)	$(82)	40.2%
Loss from operations as a % of net revenue	NM	NM

	Nine months ended July 31
	2014	2013	% Change
	Dollars in millions
Net revenue	$297	$19	NM
Loss from operations	$(92)	$(230)	(60)%
Loss from operations as a % of net revenue	(31.0)%	NM

  Three and nine months ended July 31, 2014 compared with three and nine months ended July 31, 2013

        The revenue increase for the nine months ended July 31, 2014 was due primarily to the sale in the first quarter of fiscal 2014 of IP related to the Palm acquisition.

        The increase in loss from operations in Corporate Investments for the three months ended July 31, 2014 was due primarily to higher expenses associated with certain incubation projects and to a lesser extent, increased expenses related to HP Labs, corporate strategy and global alliances. The decrease in the loss from operations for the nine months ended July 31, 2014 was due primarily to the sale of IP, the benefits of which were partially offset by higher expenses resulting from activities in certain incubation projects, corporate strategy, HP Labs and global alliances.

LIQUIDITY AND CAPITAL RESOURCES

        We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We are able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities made available by various domestic and foreign financial institutions. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our use of a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions.

        Our cash balances are held in numerous locations throughout the world, with substantially all of those amounts held outside of the U.S. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Our cash position remains strong, and we expect that our cash balances, anticipated cash flow generated from operations and access to capital markets will be sufficient to cover our expected near-term cash outlays.

        Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may from time to time be subject to short-term intercompany loans into the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign earnings is restricted by local law. Except for foreign earnings that are considered indefinitely reinvested outside of the U.S., we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the U.S. and we would meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

Financial Condition (Sources and Uses of Cash)

	Nine months ended July 31
	2014	2013
	In millions
Net cash provided by operating activities	$9,632	$8,792
Net cash used in investing activities	(1,998)	(1,859)
Net cash used in financing activities	(5,323)	(4,983)

Net increase in cash and cash equivalents	$2,311	$1,950

Operating Activities

        Compared to the corresponding period in 2013, net cash provided by operating activities increased by $840 million for the nine months ended July 31, 2014. The increase was due primarily to improvements in working capital management.

        Our working capital management depends on effectively managing our cash conversion cycle, which represents the number of days that elapse from the day we pay for the purchase of inventory from our suppliers to the day we collect cash from our customers. Our key working capital metrics were as follows:

	Three months ended July 31
	2014	2013
Days of sales outstanding in accounts receivable	46	47
Days of supply in inventory	27	28
Days of purchases outstanding in accounts payable.	(65)	(57)

Cash conversion cycle	8	18

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

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. The decrease in DOS was due to lower inventory balances in most segments.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. The increase in DPO was primarily the result of an extension of payment terms with our product suppliers and a favorable change in business mix toward Personal Systems.

        The cash conversion cycle is the sum of DSO and DOS less DPO. The cash conversion cycle for the third quarter of fiscal 2014 is below what we expect to be a long-term sustainable rate. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.

Investing Activities

        Compared to the corresponding period in 2013, net cash used in investing activities increased by $139 million for the nine months ended July 31, 2014 due primarily to higher cash utilization for purchases of property, plant and equipment and available-for-sale securities, partially offset by cash generated from sales of available-for-sale securities.

Financing Activities

        Compared to the corresponding period in 2013, net cash used in financing activities increased by $340 million for the nine months ended July 31, 2014 due primarily to higher debt repayments and repurchases of common stock, partially offset by proceeds from the issuance of U.S. Dollar Global Notes in January 2014. For more information on our share repurchase programs, see Note 13 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Capital Resources

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, HP's cost of capital and our targeted capital structure. Outstanding borrowings were $19.8 billion as of July 31, 2014 and $22.6 billion as of October 31, 2013, bearing weighted-average interest rates of 2.8% and 3.0%, respectively. During the first nine months of fiscal 2014, we issued $2.0 billion of U.S. Dollar Global Notes under the 2012 Shelf Registration Statement which mature in 2019 and repaid $4.5 billion of U.S. Dollar Global Notes. We also issued and repaid $5.5 billion of commercial paper during the first nine months of fiscal 2014.

        During the next twelve months, $1.8 billion of U.S. Dollar Global Notes are scheduled to mature, of which $350 million matures in September 2014. For more information on our borrowings, see Note 11 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 8 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Available Borrowing Resources

        As of July 31, 2014, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

As of July 31, 2014
In millions
2012 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(1)	$16,168
Uncommitted lines of credit(1)	$1,298

(1)
For more information on our available borrowings resources, see Note 11 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by major independent rating agencies based on publicly available information as well as information obtained in our ongoing discussions with them. Our credit ratings did not change during the first nine months of fiscal 2014, and as of July 31, 2014 were:

	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-2	Prime-2	F2
Long-term debt ratings	BBB+	Baa1	A-

        In November 2012, our credit ratings were assigned a negative outlook by Moody's Investors Service. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, previous downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper and have required the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade in our credit ratings by any of these rating agencies may further impact us in a similar manner, and, depending on the extent of the downgrade, could have a negative impact on our liquidity and capital position. We expect to rely on alternative sources of funding, including drawdowns under our credit facilities or the issuance of debt or other securities under our existing 2012 Shelf Registration Statement, if necessary, to offset potential reductions in the market capacity for our commercial paper.

CONTRACTUAL AND OTHER OBLIGATIONS

Contractual Obligations

        For contractual obligations see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, which is incorporated herein by reference. Our contractual obligations have not changed materially since October 31, 2013, except for the issuance of $2.0 billion of U.S. Dollar Global Notes in January 2014, which mature in 2019, and related interest, and the repayment of $4.5 billion of U.S. Dollar Global Notes.

Retirement and Post-Retirement Benefit Plan Funding

        For the remainder of fiscal 2014, HP anticipates making contributions of approximately $158 million to its non-U.S. pension plans, expects to pay approximately $13 million to cover benefit payments to its U.S. non-qualified plan participants and expects to pay approximately $36 million to cover benefit claims under HP's post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 14 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Restructuring Plans

        As of July 31, 2014, we expect future cash expenditures of approximately $1.3 billion in connection with our approved restructuring plans which includes approximately $400 million and $800 million expected to be paid during the remainder of fiscal 2014 and fiscal 2015, respectively, with the remaining $100 million of cash payments to be made through fiscal 2021. For more information on our restructuring activities, see Note 6 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

Uncertain Tax Positions

        As of July 31, 2014, we had approximately $3.4 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $23 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 12 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

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

        We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The total aggregate maximum capacity of the financing arrangements was $3.1 billion as of July 31, 2014, including an aggregate maximum capacity of $1.1 billion in non-recourse financing arrangements and an aggregate maximum capacity of $2.0 billion in partial-recourse facilities. For more information on our third-party revolving short-term financing arrangements, see Note 4 to the Consolidated Condensed Financial Statements in Part I, Item 1, which is incorporated herein by reference.

FACTORS THAT COULD AFFECT FUTURE RESULTS

        Due to the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

If we are unsuccessful at addressing our business challenges, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.

        We are in the process of addressing many challenges facing our business. One set of challenges relates to dynamic and accelerating market trends, such as the decline in the PC market, the growth of multi-architecture devices running competing operating systems, the market shift towards tablets within mobility products, the market shift to cloud-related infrastructure, software, and services, and the growth in software-as-a-service business models. Another set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions; our business-specific competitors are exerting increased competitive pressure in targeted areas and are going after new markets; our emerging competitors are introducing new technologies and business models; and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model and go-to-market execution. In addition, we have faced and may continue to face a series of significant macroeconomic challenges, including weakness across many geographic regions, particularly in the Americas, emerging markets in EMEA, including weakness in Russia, and certain countries and businesses in Asia, such as Japan and India. We may experience delays in the anticipated timing of activities related to these efforts and higher than expected or unanticipated execution costs. In addition, we are vulnerable to increased risks associated with these efforts given our large portfolio of businesses, the broad range of geographic regions in which we and our customers and partners operate, and the integration of acquired businesses. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

        In May 2012, we adopted a multi-year, company-wide restructuring plan. The restructuring plan includes both voluntary early retirement programs and non-voluntary workforce reductions. Significant risks associated with these actions that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the U.S., particularly in Europe and Asia, decreases in employee morale and the failure to meet operational targets due to the loss of employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and financial results could be adversely affected.

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

        We face aggressive price competition for our products and services and, as a result, we may have to continue lowering the price of our products and services to be competitive, while at the same time trying to maintain or improve revenue and gross margin. In addition, competitors who have a greater presence in some of the lower-cost markets in which we compete may be able to offer lower prices than we are able to offer. Our cash flows, results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.

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

        Even if we are able to maintain or increase market share for a particular product, revenue could decline because the product is in a maturing industry or market segment or contains technology that is becoming obsolete. For example, our Storage business unit is experiencing the effects of a market transition towards converged products and solutions, which has led to a decline in demand for our traditional storage products. In addition, the performance of our Business Critical Systems business unit has been adversely affected by the decline in demand for UNIX servers and concerns about the development of new versions of software to support our Itanium-based products. Revenue and margins also could decline due to increased competition from other types of products. For example, growing demand for an increasing array of mobile computing devices and the development of cloud-based solutions has reduced demand for some of our products. In addition, refill and remanufactured alternatives for some of HP's LaserJet toner and inkjet cartridges compete with our printing supplies business, which has and in the future could adversely affect our revenue and prospects.

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

        The process of developing new high-technology products, software, services and solutions and enhancing existing hardware and software products, services and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. For example, as the transition to an environment characterized by cloud-based computing and software being delivered as a service progresses, we must continue to successfully develop and deploy cloud-based solutions for our customers. We must make long-term investments, develop or obtain, and protect, appropriate intellectual property, and commit significant research and development and other resources before knowing whether our predictions will accurately reflect customer demand for our products, software, services and solutions. In addition, after we develop a product, for example, we must be able to manufacture appropriate volumes while also managing costs and preserving margins. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so within a given product's life cycle or at all. Any delay in the development, production or marketing of a new product, software, service or solution could result in us not being among the first to market, which could harm our competitive position.

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

        Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Poor performance of financial markets or lower interest rates and the adverse effects of fluctuating foreign currency exchange rates could lead to higher pension and post-retirement benefit expenses. Interest and other expenses could vary materially depending on changes in interest rates, borrowing costs, currency exchange rates, costs of hedging activities and the fair value of derivative instruments. Economic downturns also may lead to restructuring actions and associated expenses.

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

        Many of the markets in which we compete are characterized by rapid technological advances in hardware performance and software features and functionality, frequent introduction of new products, short product life cycles, and continual improvement in product price characteristics relative to product performance. To maintain our competitive position in these markets, we must successfully develop and introduce new products and services. Among the risks associated with the introduction of new offerings are: delays in development or manufacturing, variations in costs, delays in customer purchases or reductions in the price of existing products in anticipation of new introductions, difficulty in predicting customer demand for the new offerings and challenges of effectively managing inventory levels to align with anticipated demand; risks associated with new products meeting customer qualifications and customer evaluation of new products; and the risk that new products may have quality or other defects or may not be supported adequately by application software. If we do not make an effective transition from existing products and services to future offerings, our revenue and gross margins may decline and our profitability may be harmed.

        Our revenue and gross margin also may suffer as a result of the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a similar product just before our new product introduction. Furthermore, sales of our new products and services may replace sales or result in discounting of some of our current offerings, offsetting the benefit of even a successful introduction. There also may be overlaps in our current products and services, including portfolios we have acquired through mergers and acquisitions that we must manage. In addition, it may be difficult to ensure performance of new customer contracts in accordance with our revenue, margin and cost estimates and to achieve operational efficiencies embedded in our estimates. Given the competitive nature of our industry, if any of these risks materializes, future demand for our products and services and our results of operations may suffer.

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

    We must manage inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing issues. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance upon indirect distribution methods may reduce visibility to demand and pricing issues, and therefore make forecasting more difficult. If we have excess or obsolete inventory, we may reduce our prices or have to write down inventory. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors. We also may have limited ability to estimate future product rebate redemptions in order to price our products effectively.

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

  •
  Shortages.  Occasionally we may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. For example, our PC business relies heavily upon outsourced manufacturers ("OMs") to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. We represent a substantial portion of the business of some of these OMs, and any changes to the nature or volume of business transacted by us with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of certain components may increase, and we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some product or service offerings, which could result in further costs and delays.

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

  •
  Contractual terms.  As a result of binding price or purchase commitments with vendors, we may be obligated to purchase components or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. If we commit to purchasing components or services for prices in excess of the then-current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, our gross margin could suffer, and we could incur additional charges relating to inventory. In addition, many of our competitors obtain products or components from the same OMs and suppliers that we utilize. Our competitors may obtain better pricing, more favorable contractual terms and conditions, and more favorable allocations of products and components during periods of limited supply, and our ability to engage in relationships with certain OMs and suppliers could be limited. The practice employed by our PC business of purchasing product components and transferring those components to its OMs may create large supplier receivables with the OMs that, depending on the financial condition of the OMs, may create collectibility risks. In addition, certain of our OMs and suppliers may decide to discontinue conducting business with us. Any of these actions by our competitors, OMs or suppliers could adversely affect our future results of operations and financial condition.

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

  •
  Single source suppliers.  Our use of single source suppliers for certain components could exacerbate any supplier issues. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. For example, we rely on Intel to provide us with a sufficient supply of processors for many of our PCs, workstations and servers and AMD to provide us with a sufficient supply of processors for other products. Some of those processors are customized for our products. New products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. Replacing a single source supplier could delay production of some products as replacement suppliers may be subject to capacity constraints or other output limitations. For some components, such as customized components and some of the processors we obtain from Intel, alternative sources either may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of components to HP. The loss of a single source supplier, the deterioration of our relationship with a single source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single source supplier could adversely affect our revenue, gross margin and cash flows.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or manmade disasters or catastrophic events, for which we are predominantly self-insured. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters and a portion of our research and development activities are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. In addition, six of our principal worldwide IT data centers are located in the southern U.S., making our operations more vulnerable to natural disasters or other business disruptions occurring in that geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including China, Singapore and India. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products and in the southwestern U.S. to import products into the Americas region. Our operations and results could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near areas more vulnerable to the occurrence of the aforementioned business disruptions, such as near major earthquake faults, and being consolidated in certain geographical areas is unknown and remains uncertain.

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

        For the third quarter of fiscal 2014, sales outside the U.S. made up approximately 64% of our net revenue. In addition, an increasing portion of our business activity is being conducted in emerging markets, including Brazil, India and China. Our future revenue, gross margin, expenses and financial condition could suffer due to a variety of international factors, including:

  •
  ongoing instability or changes in a country's or region's economic or political conditions, including inflation, recession, interest rate fluctuations, economic sanctions, and actual or anticipated military or political conflicts;

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

  •
  import, export or other business licensing requirements and restrictions or requirements relating to making foreign direct investments, which could increase our cost of doing business in certain jurisdictions, prevent us from shipping products to particular countries or markets, affect our ability to obtain favorable terms for components, increase our operating costs or lead to penalties or restrictions;

  •
  difficulties associated with repatriating earnings generated or held abroad in a tax-efficient manner and changes in tax laws; and

  •
  fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products.

        The factors described above also could disrupt our product and component manufacturing and key suppliers located outside of the U.S. For example, we rely on manufacturers in Taiwan for the production of notebook computers and other suppliers in Asia for product assembly and manufacture.

        Currencies other than the U.S. dollar, including the euro, the British pound, Chinese yuan renminbi and the Japanese Yen, can have an impact on our results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates could adversely affect our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. The effectiveness of our hedges depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. We may incur significant losses from our hedging activities due to factors such as volatility and currency variations. In addition, our hedging activities may be ineffective or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. Losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the FCPA. For example, in April 2014, we announced a resolution of an investigation conducted by the U.S. Department of Justice and the Securities and Exchange Commission into allegations that certain current and former employees of HP engaged in bribery, embezzlement and tax evasion. In addition, the Polish Central Anti-Corruption Bureau is conducting an investigation into potential corruption violations by a former employee of an HP subsidiary in connection with certain public-sector transactions in Poland. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. A violation, even if prohibited by our policies, could result in restrictions or prohibitions on our business activities and have an adverse effect on our business and reputation.

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

  •
  The pricing and other terms of our contracts for business combination and investment transactions may require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate accurately our costs, timing and other matters or we may incur costs if a business combination is not consummated.

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

        While we do not currently plan to divest any of our major businesses, we regularly evaluate the potential disposition of assets and businesses that may no longer help us meet our strategic objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience greater dis-synergies than expected, and the impact of the divestiture on our revenue growth may be larger than projected. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals on acceptable terms, which, if not satisfied or obtained, may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could affect our future financial results.

Our revenue, cost of sales, and expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our businesses depend or if third parties assert that we violate their intellectual property rights.

        We rely upon patent, copyright, trademark and trade secret laws in the U.S., similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain intellectual property rights in the products and services we sell, provide or otherwise use in our operations. However, any of our intellectual property rights could be challenged, invalidated, infringed or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages, either of which could result in costly product redesign efforts, discontinuance of certain product offerings or other harm to our competitive position. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the U.S. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use; this, too, could adversely affect our competitive position.

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

        HP's stock price, like that of other technology companies, can be volatile. Some of the factors that could affect our stock price are:

  •
  speculation, coverage or sentiment in the media or the investment community about, or actual changes in, our business, strategic position, market share, organizational structure, operations, financial condition, cash flows, financial reporting and results, effectiveness of cost-cutting efforts, value or liquidity of our investments, exposure to market volatility, prospects, business combination or investment transactions, future stock price performance, HP's Board of Directors, executive team, our competitors or our industry in general;

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

        We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the realizability of deferred tax assets, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying amount of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. In addition, there are proposals for tax legislation that have been introduced or that are being considered that could have a significant adverse effect on our tax rate or the carrying amount of our deferred tax assets or deferred tax liabilities. Any of these changes could affect our profitability.

In order to be successful, we must attract, retain, train, motivate, develop and transition key employees, and failure to do so could seriously harm us.

        In order to be successful, we must attract, retain, train, motivate, develop and transition qualified executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. Identifying, developing internally or hiring externally, training and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and share- based compensation. Our share-based incentive awards include stock options, restricted stock units, performance-adjusted restricted stock units and performance-based restricted units, some of which contain conditions relating to HP's stock price performance and HP's long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such share-based incentive awards does not materialize, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the stockholder approval needed to continue granting share-based incentive awards in the amounts we believe are necessary, our ability to attract, retain, and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.

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

        Terrorist acts, conflicts or wars (wherever located around the world) may cause damage or disruption to our business, our employees, facilities, partners, suppliers, distributors, resellers or customers or adversely affect our ability to manage logistics, operate our transportation and communication systems or conduct certain other critical business operations. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars have created, and may create in the future, many economic and political uncertainties. In addition, as a major multinational company with headquarters and significant operations located in the U.S., actions against or by the U.S. may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, if they occur, they could result in a decrease in demand for our products, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars.

Unforeseen environmental costs could adversely affect our business and results of operations.

        We are subject to various federal, state, provincial, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content and sourcing of the content of our products and the recycling, treatment and disposal of our products, including batteries. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new, anticipated, and future requirements relating to the chemical and materials sourcing and composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product take-back legislation. If we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws, we could incur substantial costs or face other sanctions, which may include restrictions on our products entering certain jurisdictions. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean-up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs to comply with environmental laws are difficult to predict.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (May 2014)	8,194	$32.71	8,194	$5,980,820
Month #2 (June 2014)	5,008	$33.68	5,008	$5,812,140
Month #3 (July 2014)	4,305	$33.84	4,305	$5,666,443

Total	17,507		17,507

        HP may choose to repurchase shares under an ongoing program when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All share repurchases settled in the third quarter of fiscal 2014 were open market transactions. As of July 31, 2014, HP had remaining authorization of $5.7 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on July 21, 2011.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

        The Exhibit Index beginning on page 108 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: September 8, 2014

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated Bylaws effective November 20, 2013.	8-K	001-04423	3.1	November 26, 2013
4(a)	Senior Indenture between the Registrant and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Subordinated Indenture.	S-3	333-30786	4.2	March 17, 2000
4(c)	Form of Registrant's 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.3	February 28, 2007
4(d)	Form of Registrant's 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.3	February 29, 2008
4(e)	Form of Registrant's 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.3 and 4.4	September 13, 2010
4(f)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010
4(g)	Form of Registrant's 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	June 1, 2011
4(h)
	Form of Registrant's Floating Rate Global Note due September 19, 2014, 2.350% Global Note due March 15, 2015, 3.000% Global Note due September 15, 2016, 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3, 4.4, 4.5 and 4.6	September 19, 2011

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(i)	Form of Registrant's 2.625% Global Note due December 9, 2014, 3.300% Global Note due December 9, 2016, 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	December 12, 2011
4(j)	Form of Registrant's 2.600% Global Note due September 15, 2017 and 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	March 12, 2012
4(k)	Form of Registrant's 2.750% Global Notes due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(l)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(d)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(e)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(f)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(g)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(h)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(i)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(j)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(k)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(l)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(m)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(n)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(q)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(r)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(s)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(v)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(w)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(y)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(z)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(a)(a)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(b)(b)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(c)(c)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(d)(d)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(e)(e)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(f)(f)(f)	December 15, 2010
10(f)(f)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(g)(g)(g)	December 15, 2010
10(g)(g)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(h)(h)(h)	December 15, 2010
10(h)(h)	Form of Stock Notification and Award Agreement for awards of non- qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(i)(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(j)(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(k)(k)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*	10-Q	001-04423	10(o)(o)(o)	September 9, 2011
10(l)(l)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(p)(p)(p)	September 9, 2011

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(m)(m)	Employment offer letter, dated September 27, 2011, between the Registrant and Margaret C. Whitman.*	8-K	001-04423	10.2	September 29, 2011
10(n)(n)	Letter Agreement, dated November 17, 2011, among the Registrant, Relational Investors LLC and the other parties named therein.*	8-K	001-04423	99.1	November 17, 2011
10(o)(o)	Seventh Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(e)(e)(e)	December 14, 2011
10(p)(p)	Registrant's Severance Plan for Executive Officers, as amended and restated September 18, 2013.*	10-K	001-04423	10(q)(q)	December 30, 2013
10(q)(q)	Aircraft Time Sharing Agreement, dated March 16, 2012, between the Registrant and Margaret C. Whitman.*	10-Q	001-04423	10(h)(h)(h)	June 8, 2012
10(r)(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)(s)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and John M. Hinshaw.*	10-Q	001-04423	10(t)(t)	June 6, 2013
10(t)(t)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and R. Todd Bradley.*	10-Q	001-04423	10(u)(u)	June 6, 2013
10(u)(u)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(v)(v)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(w)(w)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(x)(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(y)(y)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(z)(z)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)(a)(a)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(b)(b)(b)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(c)(c)(c)	Eighth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2014
10(d)(d)(d)	Ninth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2014
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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

        Microsoft® and Windows® are U.S.-registered trademarks of Microsoft Corporation. Intel® and Intel Itanium® are trademarks of Intel Corporation in the U.S. and other countries. AMD is a trademark of Advanced Micro Devices, Inc. ARM® is a registered trademark of ARM Limited. UNIX® is a registered trademark of The Open Group. Other names and brands may be claimed as the property of others.