Form 10-K
period 2014-10-31
HEWLETT PACKARD CO
filed 2014-12-18
CIK 47217

Use these links to rapidly review the document

ITEM 8. Financial Statements Table of Contents
ITEM 15. Financial Statements Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates was $61,031,111,812 based on the last sale price of common stock on April 30, 2014.

          The number of shares of HP common stock outstanding as of November 30, 2014 was 1,834,081,993 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2014 are incorporated by reference into Part III of this Report.	III

Hewlett-Packard Company

Form 10-K

For the Fiscal Year Ended October 31, 2014

Forward-Looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the previously announced separation transaction and the future performances of the post-separation companies if the separation is completed, as well as the execution of restructuring plans and any resulting cost savings or revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP's businesses; the competitive pressures faced by HP's businesses; risks associated with executing HP's strategy, including the planned separation transaction; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP's products and the delivery of HP's services effectively; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; risks associated with HP's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the execution, timing and results of the separation transaction or restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP's business) and the anticipated benefits of implementing the separation transaction and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of this report and that are otherwise described or updated from time to time in HP's Securities and Exchange Commission reports. HP assumes no obligation and does not intend to update these forward-looking statements.

 PART I

ITEM 1. Business.

        We are a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs") and large enterprises, including customers in the government, health and education sectors. Our offerings span the following:

  •
  personal computing and other access devices;

  •
  imaging- and printing-related products and services;

  •
  enterprise information technology ("IT") infrastructure, including enterprise server and storage technology, networking products and solutions, technology support and maintenance;

  •
  multi-vendor customer services, including technology consulting, outsourcing and support services across infrastructure, applications and business process domains; and

  •
  IT management software, application testing and delivery software, information management solutions, big data analytics, security intelligence and risk management solutions.

        HP was incorporated in 1947 under the laws of the state of California as the successor to a partnership founded in 1939 by William R. Hewlett and David Packard. Effective in May 1998, we changed our state of incorporation from California to Delaware.

October 2014 Announcement of HP Separation Transaction

        On October 6, 2014, we announced plans to separate into two independent publicly-traded companies: one comprising our enterprise technology infrastructure, software, services and financing businesses, which will conduct business as Hewlett-Packard Enterprise and one that will comprise our printing and personal systems businesses, which will conduct business as HP Inc. The separation is subject to certain conditions, including, among others, obtaining final approval from HP's Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-free nature of the transaction for federal income tax purposes and the effectiveness of a Form 10 filing with the SEC. The separation is expected to be completed by the end of fiscal 2015. Under the separation plan, HP shareholders will own shares of both Hewlett-Packard Enterprise and HP Inc. The following chart provides an overview of the planned separation and segment revenues of the respective businesses based on HP's fiscal 2014 results, excluding Corporate Investments and intercompany eliminations.

HP Products and Services; Segment Information

        We offer one of the IT industry's broadest portfolios of products and services that bring together infrastructure, software, and services through innovation to enable our customers to create value and solve business problems. As consumers and enterprises shift the way technology is created, delivered, consumed and paid for, they are demanding a foundation that will support much greater agility, lower cost, facilitate quicker time-to-market, and provide a higher degree of accessibility by end-users to that technology. We design our solutions to provide that foundation, particularly in the areas of security, cloud, mobility and big data, by leveraging the breadth of our offerings and the strengths and capabilities of our individual business units.

        Our operations are organized into seven business segments: Personal Systems; Printing; the Enterprise Group ("EG"); Enterprise Services ("ES"); Software; HP Financial Services ("HPFS"); and Corporate Investments. In each of the past three fiscal years, notebook personal computers ("PCs"), printing supplies, infrastructure technology outsourcing services, desktop PCs and industry standard servers each accounted for more than 10% of our consolidated net revenue.

        The Personal Systems segment and the Printing segment are structured beneath a broader Printing and Personal Systems Group ("PPS"). While PPS is not a reportable segment, we may provide financial data aggregating the Personal Systems and Printing segments to provide a supplementary view of its business.

        A summary of our net revenue, earnings from operations and assets for our segments along with a description of our fiscal 2014 organizational realignments can be found in Note 2 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Risk Factors" in Item 1A, which is incorporated herein by reference.

Printing and Personal Systems Group

        The mission of PPS is to leverage the respective strengths of the Personal Systems segment and the Printing segment by creating a unified business that is customer-focused and poised to capitalize on rapidly shifting industry trends. Each of the business segments within PPS is described in detail below.

  Personal Systems

        Personal Systems provides commercial PCs, consumer PCs, workstations, thin client PCs, tablets, retail point-of-sale ("POS") systems, calculators and other related accessories, software, support and services for the commercial and consumer markets. We group commercial notebooks, commercial desktops, commercial tablets, workstations and thin clients into commercial clients and consumer notebooks, consumer desktops and consumer tablets into consumer clients when describing performance in these markets. Both commercial and consumer PCs and tablets are based predominately on the Microsoft Windows operating system and use processors from Intel Corporation ("Intel") and Advanced Micro Devices, Inc. ("AMD"). Personal Systems also maintains a multi-operating system, multi-architecture strategy using the Google Chrome and Android operating systems for notebooks and tablets, respectively.

        Commercial PCs.    Commercial PCs are optimized for use by customers including enterprise and SMB customers, and for connectivity, reliability and manageability in networked environments. Commercial PCs include the HP ProBook and HP EliteBook lines of notebooks and hybrids (detachable tablets), the HP Pro and HP Elite lines of business desktops and all-in-ones, retail POS systems, HP Thin Clients, HP ElitePad and HP Pro Tablet PCs. Commercial PCs also include workstations that are designed and optimized for high-performance and demanding application environments including Z desktop workstations, Z all-in-ones and Z mobile workstations.

        Consumer PCs.    Consumer PCs include the HP Spectre, HP ENVY, HP Pavilion, HP Chromebook, HP Split and HP Slate series of multi-media consumer notebooks, consumer tablets, hybrids and desktops, including the TouchSmart line of touch-enabled notebooks and all-in-one desktops.

  Printing

        Printing provides consumer and commercial printer hardware, supplies, media, software and services, as well as scanning devices. Printing is also focused on imaging solutions in the commercial markets. These solutions range from managed print services to areas such as industrial applications, outdoor signage and the graphic arts business. HP groups LaserJet, large format printers and commercial inkjet printers into Commercial Hardware and consumer and SMB inkjet printers into Consumer Hardware when describing performance in these markets.

        LaserJet and Enterprise Solutions.    LaserJet and Enterprise Solutions delivers LaserJet and enterprise products, services and solutions to the SMB and enterprise segments including LaserJet printers and supplies (toner), Officejet Pro X inkjet enterprise products and supplies, multi-function devices, scanners, web-connected hardware, managed services, and enterprise software solutions such as

Web Jetadmin. Managed Print Services provides printing equipment, supplies, support, workflow optimization and security features for SMB and enterprise customers around the world, utilizing proprietary HP tools and fleet management solutions, as well as third-party software.

        Inkjet and Printing Solutions.    Inkjet and Printing Solutions deliver consumer and SMB inkjet solutions (hardware, supplies, media, and web-connected hardware and services) and include single-function and all-in-one inkjet printers. Ongoing initiatives and programs, such as Ink in the Office and Ink Advantage, and newer initiatives, such as Instant Ink, are intended to provide innovative printing solutions to consumers and SMBs. Our Ink in the Office initiative is focused on providing high value inkjet printing solutions to SMBs through our Officejet Premium and Officejet Pro inkjet portfolios. Our Ink Advantage program aims to provide savings on the overall cost of printing in emerging markets. Instant Ink is an ink replacement service that allows customers to pay a monthly fee to print a specified number of pages per month.

        Graphics Solutions.    Graphics Solutions deliver large format printers (Designjet, Large Format Production and Scitex Industrial), specialty printing, digital press solutions (Indigo and Inkjet Webpress), supplies and services to print service providers and design and rendering customers. The solutions cover a wide range of printing applications such as technical design, photos, sign and display, direct mail, marketing collateral, labels and packaging, and publishing.

        Software and Web Services.    Software and Web Services delivers a suite of offerings, including photo-storage and printing offerings (such as Snapfish), document storage, entertainment services, web-connected printing, and PC back-up and related services.

Enterprise Group

        EG provides a broad portfolio of enterprise technology infrastructure solutions for a variety of operating environments that address a wide range of customer challenges, including the need to increase agility and accelerate innovation in order to drive revenue, manage risk and lower costs. HP Helion, our enterprise technology infrastructure portfolio of servers, storage, networking and technology services combined with HP's cloud services and software, allows customers to adopt a holistic approach to building a technology infrastructure that supports their current business and consumer demands and next generation applications and web services. HP's Converged Systems portfolio (servers, storage and networking) simplifies IT through quick deployment, intuitive management and system-level support. Optimized for key workloads such as virtualization, cloud and big data, these complete, integrated solutions enable organizations of all sizes to efficiently utilize IT staffing resources and deploy applications faster.

        Industry Standard Servers.    Industry Standard Servers offers a range of products from entry-level servers through premium ProLiant servers, which run primarily Windows, Linux and virtualization platforms from software providers such as Microsoft Corporation ("Microsoft") and VMware, Inc. ("VMware"), and open source software from other major vendors while leveraging x86 processors from Intel and AMD. The business spans a range of server product lines, including microservers, towers, traditional rack, density-optimized rack and blades, solutions for large, distributed computing companies who buy and deploy nodes at a massive scale. Industry Standard Servers also offers HP Moonshot servers operating on ARM, AMD and Intel Atom-based processors which offer reduced cost, space, energy and complexity compared to traditional servers.

        Business Critical Systems.    Business Critical Systems delivers our mission-critical systems through a portfolio of HP Integrity servers based on the Intel Itanium processor that run the HP-UX and OpenVMS operating systems, as well as HP Integrity NonStop solutions and mission-critical x86 ProLiant servers.

        Storage.    Our storage offerings include platforms for enterprise and SMB environments. Our flagship product is the 3PAR StoreServ Storage Platform, which is designed for virtualization, cloud and IT-as-a-service. Traditional Storage solutions include tape, storage networking and legacy external disk products such as EVA and XP. Converged Storage solutions include 3PAR StoreServ, StoreOnce and StoreVirtual products. These offerings enable customers to optimize their existing storage systems, build new virtualization solutions and facilitate their transition to cloud computing.

        Networking.    Our networking offerings include switches, routers, wireless local area network ("WLAN") and network management products that deliver open, scalable, secure, agile and consistent solutions that span the data center, campus and branch environments and deliver software-defined networking and unified communications capabilities. Our unified wired and wireless networking offerings include both WLAN access points, controllers and switches. Our networking solutions are based on our FlexNetwork architecture, which is designed to enable simplified server virtualization, unified communications and multi-media application delivery for the enterprise. Software-defined networking provides an end-to-end solution to automate the network from data center to campus and branch.

        Technology Services.    Technology Services provides support services and technology consulting, focused on cloud, mobility and big data and provides IT organizations with advice, design, implementation, migration and optimization of EG's platforms: servers, storage, networking and converged infrastructure. Support services offerings span various levels of customer support needs and include: HP Foundation Care, our portfolio of reactive hardware and software support services; HP Proactive Care, which combines remote support technology for real-time monitoring with rapid access to our technical experts; HP Datacenter Care, a comprehensive and flexible capacity end-to-end support for HP and multi-vendor systems that enables customers to build, operate or consume IT in traditional, cloud or hybrid cloud environments; and Lifecycle Event services, which are event-based services offering our technology expertise and consulting for each phase of the technology life cycle. These services are available in the form of service contracts, pre-packaged offerings (HP Care Pack services) or on a customized basis.

Enterprise Services

        ES provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains. ES delivers to our clients by leveraging investments in consulting and support professionals, infrastructure technology, applications, standardized methodologies and global supply and delivery. ES also creates opportunities to sell additional hardware and software by offering solutions that encompass both products and services.

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

        Application and Business Services.    Application and Business Services helps our clients develop, revitalize and manage their applications and information assets. This full application life cycle approach encompasses application development, testing, modernization, system integration, maintenance and management for both packaged and custom-built applications and cloud offerings. The Application and Business Services portfolio also includes intellectual property-based industry solutions, along with technologies and related services all of which help clients better manage their critical industry processes for customer relationship management, finance and administration, human resources, payroll and document processing.

Software

        Software provides IT management, application testing and delivery, information management, big data analytics, security intelligence and risk management solutions for businesses and enterprises of all sizes. Our software offerings include licenses, support, professional services and software-as-a-service ("SaaS"). Described below are our global business capabilities within Software.

        Application Delivery Management which is part of HP's IT management offerings, provides software that enables organizations to deliver high performance applications by automating and testing the processes required to ensure the quality and scalability of desktop, web, mobile and cloud-based applications.

        Big Data provides a full suite of software designed to help organizations store, explore, govern, protect and serve information and insights that fundamentally improve the outcomes of businesses and the environment, while managing risk and meeting legal obligations. The group's suite includes HP Vertica, the leading analytics platform for machine, structured and semi-structured data, HP IDOL, a unique analytics platform for human information from Autonomy, as well as market leading solutions for archiving, data protection, eDiscovery, information governance and Enterprise Content Management.

        Enterprise Security software is designed to disrupt fraud, hackers and cyber criminals by scanning software and websites for security vulnerabilities, improving network defenses and providing real-time warning of threats as they emerge.

        IT Operations Management which is part of HP's IT management offerings, provides software required to automate routine IT tasks and to pinpoint IT problems when they occur, helping enterprises to reduce operational costs and improve the reliability of applications running in a traditional, cloud or hybrid environment.

        Marketing Optimization focuses on delivering solutions that help businesses engage audiences, reach new customer segments and markets and deliver compelling content across channels. The group provides solutions for augmented reality, contact center analytics, customer communications management and digital experience management.

        Software's big data platform, HAVEn, provides unique assets for processing and understanding machine and sensor data, business data and unstructured human information. A growing ecosystem of customers, partners and developers use this platform to build big data driven analytic applications. Software also leverages HAVEn's unique analytic assets to deliver market-leading, purpose-built solutions for a variety of markets, including application testing and delivery, big data analytics and applications, IT operations management, marketing optimization and enterprise security. These solutions are designed for businesses and enterprises of all sizes, and are available via on-premises, SaaS and hybrid delivery models. Software's HAVEn big data platform and purpose-built applications are augmented by support and professional services in order to provide an end-to-end solution to customers.

HP Financial Services

        HPFS provides flexible investment solutions, such as leasing, financing, utility programs and asset management services, for customers to enable the creation of unique technology deployment models and acquisition of complete IT solutions, including hardware, software and services from HP and others. Providing flexible services and capabilities that support the entire IT lifecycle, HPFS partners with customers globally to help build investment strategies that enhance their business agility and support their business transformation. HPFS offers a wide selection of investment solution capabilities for large enterprise customers and channel partners, along with an array of financial options to SMBs, educational and governmental entities.

Corporate Investments

        Corporate Investments includes HP Labs and certain cloud-related business incubation projects among others.

Sales, Marketing and Distribution

        We manage our business and report our financial results based on the business segments described above. Our customers are organized by consumer and commercial groups, and purchases of HP products, solutions and services may be fulfilled directly by HP or indirectly through a variety of partners, including:

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

        The mix of our business conducted by direct sales or channel differs substantially by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing and distribution efforts accordingly. We are focused on driving the depth and breadth of our coverage, in addition to identifying efficiencies and productivity gains, in both our direct and indirect businesses. While each of our business segments manages the execution of its own go-to-market and distribution strategy, our business segments also collaborate to ensure strategic and process alignment where appropriate. For example, we typically assign an account manager, generally from EG or ES, to manage relationships across our business with large enterprise customers. The account manager is supported by a team of specialists with product and services expertise. For other customers and for consumers, PPS typically manages direct online sales as well as channel relationships with retailers, while our business segments collaborate to manage relationships with commercial resellers targeting SMBs where appropriate.

Manufacturing and Materials

        We utilize a significant number of outsourced manufacturers ("OMs") around the world to manufacture HP-designed products. The use of OMs is intended to generate cost efficiencies and reduce time to market for HP-designed products. We use multiple OMs to maintain flexibility in our supply chain and manufacturing processes. In some circumstances, third-party OEMs produce products that we purchase and resell under the HP brand. In addition to our use of OMs, we currently manufacture a limited number of finished products from components and subassemblies that we acquire from a wide range of vendors.

        We utilize two primary methods of fulfilling demand for products: building products to order and configuring products to order. We build products to order to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations. Alternatively, configuring products to order enables units to match a customer's particular hardware and software customization requirements. Our inventory management and distribution practices in both building products to order and configuring products to order seek to minimize inventory holding periods by taking delivery of the inventory and manufacturing shortly before the sale or distribution of products to our customers.

        We purchase materials, supplies and product subassemblies from a substantial number of vendors. For most of our products, we have existing alternate sources of supply or such alternate sources of supply are readily available. However, we do rely on sole sources for laser printer engines, LaserJet supplies, certain customized parts and parts for products with short life cycles (although some of these sources have operations in multiple locations in the event of a disruption). We are dependent upon Intel and AMD as suppliers of x86 processors and Microsoft for various software products; however, we believe that disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors. See "Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage suppliers properly," in Item 1A, which is incorporated herein by reference.

        Like other participants in the IT industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our demand requirements for periods averaging 90 to 120 days. From time to time, we may experience significant price volatility or supply constraints for certain components that are not available from multiple sources. Frequently, we are able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on our gross margin but does not generally disrupt production. We also may acquire component inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. See "Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage suppliers properly," in Item 1A, which is incorporated herein by reference.

International

        Our products and services are available worldwide. We believe this geographic diversity allows us to meet demand on a worldwide basis for both consumer and enterprise customers, draws on business and technical expertise from a worldwide workforce, provides stability to our operations, provides revenue streams that may offset geographic economic trends and offers us an opportunity to access new markets for maturing products. In addition, we believe that future growth is dependent in part on our ability to develop products and sales models that target developing countries. In this regard, we believe that our broad geographic presence gives us a solid base on which to build such future growth.

        A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 2 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Approximately 65% of our overall net revenue in fiscal 2014 came from outside the United States ("U.S.").

        For a discussion of risks attendant to HP's international operations, see "Risk Factors—Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, costs and expenses, and financial condition," in Item 1A, "Quantitative and Qualitative Disclosure about Market Risk," in Item 7A and Note 11 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

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

        Expenditures for research and development were $3.4 billion in fiscal 2014, $3.1 billion in fiscal 2013 and $3.4 billion in fiscal 2012. We anticipate that we will continue to have significant research and development expenditures in the future to support the design and development of innovative, high-quality products and services to maintain and enhance our competitive position.

        For a discussion of risks attendant to our research and development activities, see "Risk Factors—If we cannot successfully execute on our strategy and continue to develop, manufacture and market products, services and solutions that meet customer requirements for innovation and quality, our revenue and gross margin may suffer," in Item 1A, which is incorporated herein by reference.

Patents

        Our general policy has been to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. At October 31, 2014, our worldwide patent portfolio included over 34,000 patents, which represents a decrease over the number of patents in our portfolio at the end of fiscal 2013 and fiscal 2012. This decrease is attributable, in part, to the sale of a portfolio of mobile computing intellectual property ("IP") in January 2014.

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

        In addition to developing our patent portfolio, we license IP from third parties as we deem appropriate. We have also granted and continue to grant to others licenses, and other rights, under our patents when we consider these arrangements to be in our interest. These license arrangements include a number of cross-licenses with third parties.

        For a discussion of risks attendant to IP rights, see "Risk Factors—Our revenue, cost of sales, and expenses may suffer if we cannot continue to license or enforce the IP rights on which our business depends or if third parties assert that we violate their IP rights," in Item 1A, which is incorporated herein by reference.

Backlog

        We believe that backlog is not a meaningful indicator of future business prospects due to our diverse products and services portfolio, including the large volume of products delivered from finished goods or channel partner inventories and the shortening of product life cycles. Therefore, we believe that backlog information is not material to an understanding of our overall business.

Seasonality

        General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products and services experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, European sales are often weaker in the summer months and consumer sales are often stronger in the fourth calendar quarter. Demand during the spring and early summer months also may be adversely impacted by market anticipation of seasonal trends. See "Risk Factors—Our sales cycle makes planning and inventory management difficult and future financial results less predictable," in Item 1A, which is incorporated herein by reference.

Competition

        We encounter strong competition in all areas of our business activity. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support, security, availability of application software and internet infrastructure offerings.

        The markets for each of our business segments are characterized by strong competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Most product life cycles are short, and to remain competitive we must develop new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors listed above. In addition, we compete with many of our current and potential partners, including OEMs that design, manufacture and often market their products under their own brand names. Our successful management of these competitive partner relationships will be critical to our future success. Moreover, we anticipate that we will have to continue to adjust prices on many of our products and services to stay competitive.

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

        The competitive environments in which each segment operates are described below:

        Personal Systems.    The markets in which Personal Systems operates are highly competitive and are characterized by price competition and inventory obsolescence. The decline in the PC market and the ongoing shift among customers to mobility products has further intensified competition in the PC market. Our primary competitors are Lenovo Group Limited ("Lenovo"), Dell Inc. ("Dell"), Acer Inc., ASUSTeK Computer Inc., Apple Inc., Toshiba Corporation and Samsung Electronics Co., Ltd. ("Samsung"). In particular regions, we also experience competition from local companies and from generically-branded or "white box" manufacturers. Our competitive advantages include our broad product portfolio, our innovation and research and development capabilities, our brand and procurement leverage, our ability to cross-sell our portfolio of offerings, our extensive service and support offerings and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.

        Printing.    The markets for printer hardware and associated supplies are highly competitive. Printing's key customer segments each face competitive market pressures in pricing and the introduction of new products. Our primary competitors include Canon U.S.A., Inc., Lexmark International, Inc., Xerox Corporation Ltd., Seiko Epson Corporation, The Ricoh Company Ltd., Samsung and Brother Industries, Ltd. In addition, independent suppliers offer refill and remanufactured alternatives for HP original inkjet and toner supplies, which are often available for lower prices but generally offer lower print quality and reliability. Other competitors also have developed and marketed new compatible cartridges for HP's laser and inkjet products, particularly outside of the U.S. where IP protection is inadequate or ineffective. Our competitive advantages include our comprehensive solutions for the home, office and publishing environments, our innovation and research and development capabilities, our brand, and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.

        Enterprise Group.    EG operates in the highly competitive enterprise technology infrastructure market that is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors include technology vendors such as International Business Machines Corporation ("IBM"), Dell, EMC Corporation ("EMC"), Cisco Systems, Inc. ("Cisco"), Lenovo, Oracle Corporation ("Oracle"), Fujitsu Limited ("Fujitsu"), Inspur, Huawei Technologies Co. Ltd., NetApp, Inc., Hitachi Ltd., Juniper Networks, Inc., Arista Networks, Inc., Extreme Networks, Inc., Brocade Communications Systems, Inc., VMware, Microsoft, Google Inc., Rackspace Inc., and Amazon.com, Inc. ("Amazon"). In certain regions, we also experience competition from local companies and from generically-branded or "white-box" manufacturers. Our strategy is to deliver superior products, high-value technology support services and differentiated integrated solutions that combine our infrastructure, software and services capabilities. Our competitive advantages include our broad end-to-end solutions portfolio, supported by our strong IP portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.

        Enterprise Services.    ES competes in the IT services, consulting and integration, infrastructure technology outsourcing, business process outsourcing and application service markets. Our primary competitors include IBM Global Services, Computer Sciences Corporation, systems integration firms such as Accenture plc. and offshore companies such as Fujitsu and India-based competitors Wipro Limited, Infosys Limited and Tata Consultancy Services Ltd. We also compete with other traditional hardware providers, such as Dell, which are increasingly offering services to support their products, new players in emerging areas like cloud such as Amazon, and smaller local players. Many of our competitors offer a wide range of global services, and some of our competitors enjoy significant brand recognition. ES teams with many companies to offer services, and those arrangements allow us to extend our reach and augment our capabilities. Our competitive advantages include our deep technology expertise, especially in complex multi-country, multi-vendor and/or multi-language environments, differentiated IP, our strong track record of collaboration with clients and partners, and the combination of our expertise in infrastructure management with skilled global resources on platforms from SAP AG ("SAP"), Oracle and Microsoft, among others.

        Software.    The markets in which Software operates are fueled by rapidly changing customer requirements and technologies. We design and develop enterprise IT management software in competition with IBM, CA Technologies, Inc., VMware, BMC Software, Inc. and others. Our big data solutions, which include data analytics, information governance and digital marketing offerings incorporating both structured and unstructured data, compete with products from companies like Adobe Systems Inc., IBM, EMC, Open Text Corporation, Oracle and Symantec Corporation. We also deliver enterprise security/risk intelligence solutions that compete with products from EMC, IBM, Cisco and Intel. As customers are becoming increasingly comfortable with newer delivery mechanisms such as SaaS, we are facing competition from smaller, less traditional competitors, particularly for customers with smaller IT organizations. Our differentiation lies in the breadth and depth of our software and services portfolio and the scope of our market coverage.

        HP Financial Services.    In our financing solution business, our competitors are captive financing companies, mainly IBM Global Financing, as well as banks and other financial institutions. We believe our competitive advantage in this business over banks and other financial institutions is our ability to deliver flexible investment solutions and expertise that help customers and partners create unique technology deployments based on specific business needs.

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

        Many of our products are subject to various federal, state, local and foreign laws governing chemical substances in products and their safe use, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. Some of our products also are, or may in the future be, subject to requirements applicable to their energy consumption. In addition, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, and their energy efficiency, including requirements relating to climate change. We are also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). In the event our products become non-compliant with these laws, our products could be restricted from entering certain jurisdictions and we could face other sanctions, including fines.

        Our operations and ultimately our products are expected to become increasingly subject to federal, state, local and foreign laws, regulations and international treaties relating to climate change. As these laws, regulations, treaties and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines. However, we believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that HP technology can be used to address climate change and to facilitate compliance with related laws, regulations and treaties.

        We are committed to maintaining compliance with all environmental laws applicable to our operations, products and services and to reducing our environmental impact across all aspects of our business. We meet this commitment with a comprehensive environmental, health and safety policy, strict environmental management of our operations and worldwide environmental programs and services.

        A liability for environmental remediation and other environmental costs is accrued when we consider it probable that a liability has been incurred and the amount of loss can be reasonably estimated. Environmental costs and accruals are presently not material to our operations, cash flows or financial position. Although there is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse effect on our operations, cash flows or financial condition, we do not currently anticipate material capital expenditures for environmental control facilities.

        For a discussion of risks attendant to these environmental factors, see "Risk Factors—Unforeseen environmental costs could adversely affect our business and results of operations," in Item 1A, which is incorporated herein by reference. In addition, for a discussion of our environmental contingencies see

Note 15 to the Consolidated Financial Statements in Item 8, which is also incorporated herein by reference.

Executive Officers

        The following are our current executive officers:

Martin Fink; age 50; Executive Vice President and Chief Technology Officer

        Mr. Fink has served as Executive Vice President, Chief Technology Officer and Director of HP Labs since November 2012. Prior to that, he served as Senior Vice President and General Manager of the Business Critical Systems and Converged Application Systems from April 2005 to October 2012. During his almost 30 year career at HP, Mr. Fink has worked in a wide range of roles across HP. He also serves as a director of Hortonworks, Inc.

Henry Gomez; age 51; Executive Vice President, Chief Marketing and Communications Officer

        Mr. Gomez has served as Executive Vice President and Chief Marketing and Communications Officer since August 2013. Previously, he served as Chief Communications Officer and Executive Vice President from January 2012 to July 2013. Prior to that, he ran HSG Communications, a consulting business that he founded in September 2008. He also served on the leadership team of Ms. Whitman's gubernatorial campaign from February 2009 to November 2010. For most of the previous decade, he worked at eBay Inc. in a variety of roles including Senior Vice President for Corporate Communications and President of Skype. From September 2011 to September 2013 he served as a director of BJ's Restaurants, Inc.

John M. Hinshaw; age 44; Executive Vice President, Technology and Operations

        Mr. Hinshaw has served as Executive Vice President, Technology and Operations since November 2011. Previously, Mr. Hinshaw served as Vice President and General Manager of Information Solutions at The Boeing Company, an aerospace company, from January 2011 to October 2011 and as Global Chief Information Officer for Boeing from June 2007 to December 2010. He also serves as a director of Bank of New York Mellon.

Abdo George Kadifa; age 55; Executive Vice President, Strategic Relationships

        Mr. Kadifa has served as Executive Vice President, Strategic Relationships since May 2014. Previously, Mr. Kadifa served as Executive Vice President, Software from May 2012 to May 2014. Prior to that, he served as a director of Silver Lake, a private equity firm, from June 2007 to May 2012.

Tracy S. Keogh; age 53; Executive Vice President, Human Resources

        Ms. Keogh has served as Executive Vice President, Human Resources since April 2011. Previously, Ms. Keogh served as Senior Vice President of Human Resources at Hewitt Associates, a provider of human resources consulting services, from May 2007 until March 2011.

Catherine A. Lesjak; age 55; Executive Vice President and Chief Financial Officer

        Ms. Lesjak has served as Executive Vice President and Chief Financial Officer since January 2007. Ms. Lesjak served as interim Chief Executive Officer from August 2010 until November 2010. She also serves as a director of SunPower Corporation.

Todd R. Morgenfeld; age 42; Treasurer and Senior Vice President, Corporate Development and Corporate Analytics

        Mr. Morgenfeld has served as Treasurer and Senior Vice President, Corporate Development and Corporate Analytics since November 2013. Previously, Mr. Morgenfeld served as Senior Vice President, HP Mobility, supporting our strategy of providing integrated solutions for the rapidly changing information technology landscape, from June 2013 to October 2013. Prior to that, Mr. Morgenfeld served in several roles at Silver Lake, a private equity firm, from 2004 until May 2013, most recently serving as a director.

Michael G. Nefkens; age 45; Executive Vice President, Enterprise Services

        Mr. Nefkens has served as Executive Vice President, Enterprise Services since December 2012. Previously, he served in that role in an acting capacity since August 2012. Prior to that, Mr. Nefkens served as Senior Vice President and General Manager of Enterprise Services in the EMEA region from November 2009 to August 2012, after having served in client-facing roles for some of Enterprise Services' largest clients since joining the business in 2001. He also serves as a director of Riverbed Technology, Inc.

Jeff T. Ricci; age 53; Senior Vice President, Controller and Principal Accounting Officer

        Mr. Ricci has served as Senior Vice President, Controller and Principal Accounting Officer since April 2014. Previously, Mr. Ricci served as Controller and Principal Accounting Officer on an interim basis from November 2013 to April 2014. Prior to that, Mr. Ricci served as Vice President of Finance for our Technology and Operations organization from May 2012 to November 2013. Mr. Ricci served as Vice President of Finance for Global Accounts and HP Financial Services from March 2011 to May 2012 and Vice President of Finance for HP Software from March 2009 to March 2011. Prior to joining HP, Mr. Ricci served as Senior Vice President of Finance for BEA Systems, Inc., an enterprise software company, from 2000 until June 2008.

John F. Schultz; age 50; Executive Vice President, General Counsel and Secretary

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

William L. Veghte; age 47; Executive Vice President and General Manager, Enterprise Group

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

Dion J. Weisler; age 47; Executive Vice President, Printing and Personal Systems Group

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

Margaret C. Whitman; age 58; Chairman, President and Chief Executive Officer

        Ms. Whitman has served as Chairman since July 2014, President and Chief Executive Officer since September 2011 and as a member of our Board of Directors since January 2011. From March 2011 to September 2011, Ms. Whitman served as a part-time strategic advisor to Kleiner Perkins Caufield & Byers, a private equity firm. Previously, Ms. Whitman served as President and Chief Executive Officer of eBay Inc., from 1998 to March 2008. Prior to joining eBay, Ms. Whitman held executive-level positions at Hasbro Inc., FTD, Inc., The Stride Rite Corporation, The Walt Disney Company, and Bain & Company. Ms. Whitman also serves as a director of The Procter & Gamble Company and is a former director of Zipcar, Inc.

Robert Youngjohns; age 63; Executive Vice President and General Manager, HP Software

        Mr. Youngjohns has served as Executive Vice President and General Manager of HP Software since May 2014. Previously, Mr. Youngjohns served as Senior Vice President and General Manager of the HP Autonomy /Information Management business unit, within HP Software from September 2012 to May 2014. Prior to joining HP, he was President of Microsoft North America from September 2007 to September 2012 and was President and Chief Executive Officer of Callidus Software from August 2005 to September 2007. Prior to that, he spent 10 years at Sun Microsystems, where he had a variety of leadership positions in sales and general management both regionally and globally.

Employees

        We had approximately 302,000 employees worldwide as of October 31, 2014.

Available Information

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://www.hp.com/investor/home, as soon as reasonably practicable after HP electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission. HP's Corporate Governance Guidelines, Board of Directors' committee charters (including the charters of the Audit Committee, Finance and Investment Committee, HR and Compensation Committee, Technology Committee, and Nominating, Governance and Social Responsibility Committee) and code of ethics entitled "Standards of Business Conduct" are also available at that same location on our website. Stockholders may request free copies of these documents from:

Hewlett-Packard Company
Attention: Investor Relations
3000 Hanover Street
Palo Alto, CA 94304
http://www.hp.com/investor/informationrequest

Additional Information

        Microsoft® and Windows® are U.S.-registered trademarks of Microsoft Corporation. Intel®, Itanium® , Intel®AtomTM, and Intel® Itanium® are trademarks of Intel Corporation in the United States and other countries. AMD is a trademark of Advanced Micro Devices, Inc. ARM® is a registered trademark of ARM Limited. UNIX® is a registered trademark of The Open Group.

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

        We are in the process of addressing many challenges facing our business. One set of challenges relates to dynamic and accelerating market trends, such as the decline in the PC market, the growth of multi-architecture devices running competing operating systems, the market shift towards tablets within mobility, the market shift to cloud-related infrastructure, software, and services, and the growth in software-as-a-service business models. Another set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions; our business-specific competitors are exerting increased competitive pressure in targeted areas and are going after new markets; our emerging competitors are introducing new technologies and business models; and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model and go-to-market execution. In addition, we are facing a series of significant macroeconomic challenges, including weakness across many geographic regions, particularly in the United States, Central Eastern Europe and Russia, and certain countries and businesses in Asia. We may experience delays in the anticipated timing of activities related to these efforts and higher than expected or unanticipated execution costs. In addition, we are vulnerable to increased risks associated with these efforts given our large portfolio of businesses, the broad range of geographic regions in which we and our customers and partners operate, and the integration of acquired businesses. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

        In May 2012, we announced a company-wide restructuring plan. The restructuring plan includes both voluntary early retirement programs and non-voluntary workforce reductions. Significant risks associated with these actions that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, decreases in employee morale and the failure to meet operational targets due to the loss of employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and financial results could be adversely affected.

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

Our plan to separate into two independent publicly-traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.

        On October 6, 2014, we announced plans to separate into two independent publicly-traded companies. The separation, which is currently targeted to be completed by the end of fiscal 2015, is subject to approval by our Board of Directors of the final terms of the separation and market, regulatory and certain other conditions. Unanticipated developments, including changes in the competitive conditions of Hewlett-Packard Enterprise's and HP Inc.'s respective markets, possible delays in obtaining various tax opinions or rulings, regulatory approvals or clearances, the uncertainty of the financial markets and challenges in executing the separation, could delay or prevent the completion of the proposed separation, or cause the proposed separation to occur on terms or conditions that are different or less favorable than expected.

        We have established a Separation Management Office tasked with driving the separation process. We expect that the process of completing the proposed separation will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the separation is not completed. Executing the proposed separation will require significant time and attention from our senior management and employees, which could adversely affect our business, financial results and results of operations. We may also experience increased difficulties in attracting, retaining and motivating employees during the pendency of the separation and following its completion, which could harm our businesses.

The separation may not achieve some or all of the anticipated benefits.

        We may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the separation. As independent publicly-traded companies, Hewlett-Packard Enterprise and HP Inc. will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective business, financial condition and results of operations. Further, there can be no assurance that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.

The proposed separation may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.

        Uncertainty related to the proposed separation may lead customers and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our businesses, financial condition, results of operations and prospects. The effect of such disruptions could be exacerbated by any delays in the completion of the separation.

The separation could result in substantial tax liability.

        We intend to obtain an opinion of outside counsel to the effect that, for U.S. federal income tax purposes, the separation will qualify, for both HP and its stockholders, as a reorganization within the meaning of Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended. In addition, we intend to obtain a private letter ruling from the Internal Revenue Service (the "IRS") and/or one or more opinions of outside counsel regarding certain matters impacting the U.S. federal income tax treatment of the separation for HP and certain related transactions as transactions that are generally tax-free for U.S. federal income tax purposes. The opinions of outside counsel and any IRS private letter ruling will be based, among other things, on various factual assumptions we have authorized and representations we have made to outside counsel or the IRS. If any of these assumptions or representations are, or become, inaccurate or incomplete, reliance on the opinions and/or IRS private letter ruling may be affected. An opinion of outside counsel represents their legal judgment but is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will not challenge the conclusions reflected in the opinions or that a court would not sustain such a challenge. In addition, we may incur certain tax costs in connection with the separation, including non-U.S. tax expense resulting from separations in multiple non-U.S. jurisdictions that do not legally provide for tax-free separations, which may be material.

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

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (the "FCPA"). For example, as discussed in Note 15 to the Consolidated Financial Statements, the German Public Prosecutor's Office has been investigating allegations that certain current and former employees of HP engaged in bribery, embezzlement and tax evasion. In addition, the Polish Central Anti-Corruption Bureau is conducting investigations into potential FCPA violations by a former employee of an HP subsidiary in connection with certain public-sector transactions in Poland. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business and reputation.

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

        General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to HP's performance also may affect the price of HP stock. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, as discussed in Note 15 to the Consolidated Financial Statements, we are involved in several securities class action litigation matters. Additional volatility in the price of our securities could result in the filing of additional securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.

Failure to maintain our credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets.

        Our credit risk is evaluated by the major independent rating agencies. Two of those rating agencies, Moody's Investors Service and Standard & Poor's Ratings Services, downgraded our ratings once during fiscal 2012, and a third rating agency, Fitch Ratings, downgraded our ratings twice during that fiscal year. In addition, Moody's Investors Service downgraded our ratings again in November 2012. Our credit ratings remain under negative outlook by Moody's Investors Service. Past downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper, and may require the posting of additional collateral under some of our derivative contracts. There can be no assurance that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may further impact us in a similar manner and may have a negative impact on our liquidity, capital position and access to capital markets.

We make estimates and assumptions in connection with the preparation of HP's Consolidated Financial Statements, and any changes to those estimates and assumptions could adversely affect our results of operations.

        In connection with the preparation of HP's Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. In addition, as discussed in Note 15 to the Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.

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

        We are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling, treatment and disposal of our products, including batteries. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product take-back legislation. If we were to violate or become liable under environmental laws or if our products become non- compliant with environmental laws, we could incur substantial costs or face other sanctions, which may include restrictions on our products entering certain jurisdictions. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean-up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs to comply with environmental laws are difficult to predict.

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

ITEM 1B. Unresolved Staff Comments.

        None.

ITEM 2. Properties.

        As of October 31, 2014, we owned or leased approximately 66 million square feet of space worldwide, a summary of which is provided below. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

	As of October 31, 2014
	Owned	Leased	Total
	Square feet in millions
Administration and support	11	19	30
	37%	63%	100%
Core data centers, manufacturing plants, research and development facilities, and warehouse operations	15	14	29
	52%	48%	100%
Total(1)	26	33	59
	44%	56%	100%

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

        The locations of our geographic headquarters at October 31, 2014 were as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Houston, United States Miami, United States Mississauga, Canada	Geneva, Switzerland	Singapore Tokyo, Japan

Product Development, Services and Manufacturing

        The locations of our major product development, manufacturing, data centers, and HP Labs facilities at October 31, 2014, were as follows:

Americas

 Canada—Markham, Mississauga

 Puerto Rico—Aguadilla

United States—Alpharetta, Andover, Auburn Hills, Austin, Blue Ash, Boise, Charlotte, Colorado Springs, Corvallis, Des Moines, Fort Collins, Hockley, Houston, Indianapolis, LaVergne, Palo Alto, Plano, Rancho Cordova, Roseville, San Diego, Sandston, Suwanee, Tulsa	Europe, Middle East, Africa France—Grenoble Ireland—Leixlip Israel—Kiryat-Gat, Nes Ziona, Netanya Spain—Sant Cugat del Valles United Kingdom—Billingham, Erskine, Norwich, Sunderland
Asia Pacific India—Udham Singh Nagar Japan—Tokyo New Zealand—Auckland Singapore—Singapore Taiwan—Taipei	HP Labs Israel—Haifa United Kingdom—Bristol United States—Palo Alto

ITEM 3. Legal Proceedings.

        Information with respect to this item may be found in Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures.

        Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Information regarding the market prices of HP common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 and on the cover page of this Annual Report on Form 10-K, respectively, which are incorporated herein by reference. We have declared and paid cash dividends each fiscal year since 1965. Dividends declared and paid per share by fiscal quarter in 2014 and 2013 were as follows:

	2014				2013
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Dividends declared	—	$0.32	—	$0.29	—	$0.29	—	$0.26
Dividends paid	$0.16	$0.16	$0.15	$0.15	$0.15	$0.15	$0.13	$0.13

        As of November 30, 2014, there were approximately 95,719 stockholders of record. Additional information concerning dividends may be found in "Selected Financial Data" in Item 6 and Note 13 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities in fiscal 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (August 2014)	—	$—	—	$5,666,443
Month #2 (September 2014)	—	$—	—	$5,666,443
Month #3 (October 2014)	21,661	$34.61	21,661	$4,916,793

Total	21,661	$34.61	21,661

        On July 21, 2011, HP's Board of Directors authorized a $10.0 billion share repurchase program. HP may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All share repurchases settled in the fourth quarter of fiscal 2014 were open market transactions. As of October 31, 2014, HP had remaining authorization of $4.9 billion for future share repurchases.

Stock Performance Graph and Cumulative Total Return

        The graph below shows the cumulative total stockholder return assuming the investment of $100 at the market close on October 31, 2009 (and the reinvestment of dividends thereafter) in each of HP common stock, the S&P 500 Index, and the S&P Information Technology Index. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	10/09	10/10	10/11	10/12	10/13	10/14
Hewlett-Packard Company	100.00	89.19	57.17	30.45	55.10	82.69
S&P 500 Index	100.00	116.51	125.93	145.06	184.48	216.31
S&P Information Technology Index	100.00	118.23	128.59	142.37	170.72	214.60

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31
	2014	2013	2012	2011	2010
	In millions, except per share amounts
Net revenue	$111,454	$112,298	$120,357	$127,245	$126,033
Earnings (loss) from operations(1)	$7,185	$7,131	$(11,057)	$9,677	$11,479
Net earnings (loss)(1)	$5,013	$5,113	$(12,650)	$7,074	$8,761
Net earnings (loss) per share
Basic	$2.66	$2.64	$(6.41)	$3.38	$3.78
Diluted	$2.62	$2.62	$(6.41)	$3.32	$3.69
Cash dividends declared per share	$0.61	$0.55	$0.50	$0.40	$0.32
At year-end:
Total assets(2)	$103,206	$105,676	$108,768	$129,517	$124,503
Long-term debt	$16,039	$16,608	$21,789	$22,551	$15,258
Total debt(3)	$19,525	$22,587	$28,436	$30,634	$22,304

(1)
Earnings (Loss) from operations and net earnings (loss) include the following items:

	2014	2013	2012	2011	2010
	In millions
Amortization of intangible assets	$1,000	$1,373	$1,784	$1,607	$1,484
Impairment of goodwill and intangible assets	—	—	18,035	885	—
Wind down of webOS device business	—	—	(36)	755	—
Wind down of non-strategic businesses	—	—	108	—	—
Restructuring charges	1,619	990	2,266	645	1,144
Acquisition-related charges	11	22	45	182	293

Total charges before taxes	$2,630	$2,385	$22,202	$4,074	$2,921

Total charges, net of taxes	$2,132	$1,825	$20,685	$3,130	$2,105

(2)
Total assets decreased in fiscal 2012 due primarily to goodwill and intangible asset impairment charges associated with the Autonomy reporting unit within the Software segment, a goodwill impairment charge associated with the Enterprise Services segment and an intangible asset impairment charge associated with the "Compaq" trade name within the Personal Systems segment. Total assets increased in fiscal 2011 due primarily to the acquisition of Autonomy.

(3)
In fiscal 2014 and 2013, total debt decreased due to maturities. Total debt increased in fiscal 2011 due primarily to acquisitions and repurchases.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

  •
  Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the company to provide context for the remainder of MD&A. The overview analysis compares fiscal 2014 to fiscal 2013.

  •
  Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

  •
  Results of Operations.  An analysis of our financial results comparing fiscal 2014 and fiscal 2013 to the prior years. A discussion of the results of operations at the consolidated level is followed by a more detailed discussion of the results of operations by segment.

  •
  Liquidity and Capital Resources.  An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.

  •
  Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, uncertain tax positions and off-balance sheet arrangements.

        We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Financial Statements. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes that appear elsewhere in this document.

October 2014 Announcement of HP Separation Transaction

        On October 6, 2014, we announced plans to separate into two independent publicly-traded companies: one comprising our enterprise technology infrastructure, software, services and financing businesses, which will conduct business as Hewlett-Packard Enterprise and one that will comprise our printing and personal systems businesses, which will conduct business as HP Inc. The separation is subject to certain conditions, including, among others, obtaining final approval from HP's Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-free nature of the transaction for federal income tax purposes and the effectiveness of a Form 10 filing with the SEC. The separation is expected to be completed by the end of fiscal 2015. Under the separation plan, HP shareholders will own shares of both Hewlett-Packard Enterprise and HP Inc. The following chart provides an overview of the planned separation and segment revenues of the respective businesses based on HP's fiscal 2014 results, excluding Corporate Investments and intercompany eliminations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The following Overview, Results of Operations and Liquidity discussions and analysis compare fiscal 2014 to fiscal 2013 and fiscal 2013 to fiscal 2012, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of October 31, 2014, unless otherwise noted.

OVERVIEW

        We are a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs") and large enterprises, including customers in the government, health and education sectors. Our offerings span the following: personal computing and other access devices; imaging- and printing-related products and services; enterprise information technology ("IT") infrastructure, including enterprise server and storage technology, networking products and solutions, technology support and maintenance; multi-vendor customer services, including technology consulting, outsourcing and support services across infrastructure, applications and business process domains; and IT management software, application testing and delivery software, information management solutions, big data analytics and security intelligence/risk management solutions. We have seven segments for financial reporting purposes: Personal Systems, Printing, the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, HP Financial Services ("HPFS") and Corporate Investments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The following provides an overview of our key financial metrics by segment for fiscal 2014:

			Printing and Personal Systems Group
	HP Consolidated		Personal Systems		Printing		Total		Enterprise Group		Enterprise Services		Software		HPFS		Corporate Investments(2)
	Dollars in millions, except per share amounts
Net revenue(1)	$111,454		$34,303		$22,979		$57,282		$27,814		$22,398		$3,933		$3,498		$302
Year-over-year change %	(0.8)%		6.6%		(3.8)%		2.2%		(1.0)%		(6.9)%		(2.2)%		(3.6)%		NM
Earnings from operations(1)	$7,185		$1,270		$4,185		$5,455		$4,008		$803		$872		$389		$(199)
Earnings from operations as a % of net revenue	6.4%		3.7%		18.2%		9.5%		14.4%		3.6%		22.2%		11.1%		NM
Year-over-year change percentage points	0.0	pts	0.7	pts	1.7	pts	0.7	pts	(0.8	) pts	0.8	pts	0.6	pts	0.1	pts	NM
Net earnings	$5,013
Net earnings per share
Basic	$2.66
Diluted	$2.62

(1)
HP consolidated net revenue excludes intersegment net revenue and other. Segment earnings from operations exclude corporate and unallocated costs, stock-based compensation expense, amortization of intangible assets, restructuring charges and acquisition-related charges.

(2)
"NM" represents not meaningful.

        HP net revenue declined 0.8% (decreased 0.4% on a constant currency basis) in fiscal 2014 as compared to fiscal 2013. The leading contributors to the HP net revenue decline were key account runoff in ES and lower Printing supplies volume. Partially offsetting the net revenue decline was growth in Personal Systems from commercial personal computers ("PCs"), which experienced growth across all product categories, along with growth in consumer notebooks. HP's gross margin increased by 0.8 percentage points in fiscal 2014 due primarily to service delivery efficiencies and improvements in underperforming contracts in ES and favorable currency impacts from the Japanese Yen and continued cost structure improvements in Printing. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. HP's operating margin was flat for fiscal 2014 as compared to fiscal 2013 due to the gross margin increase, improved business performance primarily in Printing, ES and Personal Systems, and lower intangible asset amortization, offset by higher restructuring charges, investments in research and development ("R&D"), and higher selling, general and administrative ("SG&A") expenses. The increase in SG&A expenses was partially offset by gains from sales of real estate.

        Our business continues to produce significant cash flow from operations, generating $12.3 billion in fiscal 2014. Additionally, we invested $3.0 billion in property, plant and equipment net of proceeds from sales, repurchased $2.7 billion of common stock and paid dividends of $1.2 billion to stockholders. As of October 31, 2014, cash and cash equivalents and short- and long-term investments were $15.5 billion, representing an increase of approximately $3.0 billion from October 31, 2013.

        We continue to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. One set of challenges relates to continuing dynamic and accelerating market trends. Another set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

solutions, our business-specific competitors are exerting increased competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution. The macroeconomic weakness we have experienced has moderated in some geographic regions but remains an overall challenge. A discussion of some of these challenges at the segment level is set forth below.

  •
  In Personal Systems, we have been negatively impacted by the market shift towards tablet products within mobility products, which has reduced the demand for PCs, particularly consumer notebooks. If benefits from our new product investments in this area do not materialize, we will continue to be negatively impacted by this trend. However, the pace of the market decline is slowing with signs of stabilization and HP is gaining market share. In Personal Systems, we are maintaining our strategic focus on profitable growth through improved market segmentation with respect to multi-OS, multi-architecture, geography, customer segments and other key attributes. In fiscal 2014, Personal Systems experienced revenue growth in commercial PCs with growth across all product categories, particularly notebooks, along with growth in consumer notebooks. The increase in demand was due in part to customers migrating from the Windows XP operating system, benefits from the delayed installed base refresh cycle and new product introductions.

  •
  In Printing, we are experiencing the impact of the growth in mobility and demand challenges in consumer and commercial markets, as well as an overall competitive pricing environment. To be successful in addressing these challenges, we need to continue to execute on our key initiatives of focusing on products targeted at high usage categories, developing emerging market opportunities and introducing new revenue delivery models to consumer customers. In fiscal 2014, Printing experienced a revenue decline and an increase in operating profit as we continued our print strategies, with a focus on driving high value printer unit placements. In the consumer market, our Ink in the Office products are driving unit volume due to demand for our OfficeJet Pro product lines, particularly our OfficeJet Pro X printers which leverage our Page-Wide Array technology. The Ink in the Office initiative targets shifting ink into SMBs more profitably. In the commercial market, our focus is on placing higher value printer units which also offer a positive annuity of toner. We are accomplishing this in two growth areas, in multi-function printers with recently introduced products that are increasing demand and in managed print services, which presents a strong after-market supplies opportunity. We plan to continue this focus on replenishing the installed base with value-added units, and expanding our innovative ink and laser programs.

  •
  In EG, we are experiencing revenue challenges due to multiple market trends, including the increasing demand for hyperscale computing infrastructure products, the transition to cloud computing and a highly competitive pricing environment. In addition, demand for our Business Critical Systems ("BCS") products continues to weaken along with the overall market for UNIX products and the effect of lower BCS revenue is impacting Technology Services ("TS"). To be successful in overcoming these challenges, we must address business model shifts and go-to-market execution challenges, and continue to pursue new product innovation in areas such as cloud and data center computing, software-defined networking, storage, blade servers and wireless networking. In fiscal 2014, EG experienced a decline in revenue and operating profit due to the previously mentioned challenging market environment, in particular weak market demand in BCS and market shifts impacting Storage. Elsewhere in EG, we experienced areas of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

    growth in Industry Standard Servers ("ISS"), Networking and TS, due in part to product innovation and new product introductions in cloud and data center computing. These products build on our existing capabilities in cloud, security, big data and converged infrastructure and include CloudSystem 8, HP Helion, HP Apollo and support solutions such as Proactive data center and flexible capacity services.

  •
  In ES, we are facing execution challenges, including managing the revenue runoff from several large contracts, pressured public sector spending, a competitive pricing environment and market pressures from a mixed economic recovery in Europe, the Middle East and Africa ("EMEA"). To be successful in addressing these challenges, we must execute on the ES multi-year turnaround plan, which includes a cost reduction initiative to align our costs to our revenue trajectory, a focus on new logo wins and Strategic Enterprise Services ("SES") and initiatives to improve execution in sales performance and accountability, contracting practices and pricing. In fiscal 2014 these factors continued to impact both ES revenue and operating profit.

  •
  In Software, we are facing challenges, including the market shift to software-as-a-service ("SaaS") and go-to-market execution challenges. To be successful in addressing these challenges, we must improve our go-to-market execution with multiple product delivery models which better address customer needs and achieve broader integration across our overall product portfolio as we work to capitalize on important market opportunities in cloud, big data and security. In fiscal 2014 these factors continued to impact Software revenue and operating profit.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

        The Consolidated Financial Statements of HP are prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"), which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of HP's Board of Directors. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        A summary of significant accounting policies is included in Note 1 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured, as well as other revenue recognition principles, including industry specific revenue recognition guidance.

        We enter into contracts to sell our products and services, and while many of our sales agreements contain standard terms and conditions, there are agreements we enter into which contain non-standard terms and conditions. Further, many of our arrangements include multiple elements. As a result, significant contract interpretation may be required to determine the appropriate accounting, including the identification of deliverables considered to be separate units of accounting, the allocation of the transaction price among elements in the arrangement and the timing of revenue recognition for each of those elements.

        We recognize revenue for delivered elements as separate units of accounting when the delivered elements have standalone value to the customer. For elements with no standalone value, we recognize revenue consistent with the pattern of the associated deliverables. If the arrangement includes a customer-negotiated refund or return right or other contingency relative to the delivered items and the delivery and performance of the undelivered items is considered probable and substantially within our control, the delivered element constitutes a separate unit of accounting. In arrangements with combined units of accounting, changes in the allocation of the transaction price between elements may impact the timing of revenue recognition for the contract but will not change the total revenue recognized for the contract.

        We establish the selling prices used for each deliverable based on vendor-specific objective evidence ("VSOE") of selling price, if available, third-party evidence ("TPE"), if VSOE of selling price is not available, or estimated selling price ("ESP"), if neither VSOE of selling price nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established based on management's judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology life cycles. We may modify or develop new go-to-market practices in the future, which may result in changes in selling prices, impacting both VSOE of selling price and ESP. In most arrangements with multiple elements, the transaction price is allocated to the individual units of accounting at inception of the arrangement based on their relative selling price. However, the aforementioned factors may result in a different allocation of the transaction price to deliverables in multiple element arrangements entered into in future periods. This may change the pattern and timing of revenue recognition for identical

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

arrangements executed in future periods, but will not change the total revenue recognized for any given arrangement.

        We reduce revenue for customer and distributor programs and incentive offerings, including price protection, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. For certain incentive programs, we estimate the number of customers expected to redeem the incentive based on historical experience and the specific terms and conditions of the incentive.

        For hardware products, we recognize revenue generated from direct sales to end customers and indirect sales to channel partners (including resellers, distributors and value-added solution providers) when the revenue recognition criteria are satisfied. For indirect sales to channel partners, we recognize revenue at the time of delivery when the channel partner has economic substance apart from HP and HP has completed its obligations related to the sale.

        For the various software products we sell (e.g., operating system software, network enabling software, IT and management software and enterprise security software), we assess whether the software products were sold standalone or with hardware products. If the software sold with a hardware product is not essential to the functionality of the hardware and is more-than-incidental, we treat it as a software deliverable.

        We recognize revenue from the sale of perpetual software licenses at inception of the license term, assuming all revenue recognition criteria have been satisfied. Term-based software license revenue is generally recognized ratably over the term of the license. We use the residual method to allocate revenue to software licenses at inception of the arrangement when VSOE of fair value for all undelivered elements, such as post-contract support, exists and all other revenue recognition criteria have been satisfied. Revenue from maintenance and unspecified upgrades or updates provided on an if-and-when-available basis is recognized ratably over the period during which such items are delivered.

        For hosting or SaaS arrangements, we recognize revenue as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In hosting arrangements where software licenses are sold, license revenue is generally recognized according to whether perpetual or term licenses are sold, when all other revenue recognition criteria are satisfied. In hosting arrangements that include software licenses, we consider the rights provided to the customer (e.g., ownership of a license, contract termination provisions and feasibility of the customer to operate the software) in determining when to recognize revenue for the licenses.

        We recognize revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements, ratably over the contract period. For certain fixed-price contracts, such as consulting arrangements, we recognize revenue as work progresses using a proportional performance method. We estimate the total expected labor costs in order to determine the amount of revenue earned to date. We apply a proportional performance method because reasonably dependable estimates of the labor costs applicable to various stages of a contract can be made. On fixed-price contracts for design and build projects (to design, develop and construct software infrastructure and systems), we recognize revenue as work progresses using the percentage-of-completion method. We use the cost-to-cost method to measure progress toward completion as determined by the percentage of cost incurred to date compared to the total estimated costs of the project. Total project costs are subject to revision throughout the life of a fixed-price contract. Provisions for estimated losses on fixed-price contracts are recognized in the period when such

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

losses become known and are recorded as a component of cost of sales. In circumstances when reasonable and reliable cost estimates for a project cannot be made we recognize revenue using the completed contract method.

        Outsourcing services revenue is generally recognized in the period when the service is provided and the amount earned is not contingent on the occurrence of any future event. We recognize revenue using an objective measure of output for per unit-priced contracts. Revenue for fixed-price outsourcing contracts with periodic billings is recognized on a straight-line basis if the service is provided evenly over the contract term. Provisions for estimated losses on outsourcing arrangements are recognized in the period when such losses become probable and estimable and are recorded as a component of cost of sales.

Warranty

        We accrue the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of our baseline experience. Warranty terms generally range from 90 days to three years for parts and labor, depending upon the product. Over the last three fiscal years, the annual warranty expense and actual warranty costs have averaged approximately 2.7% and 2.9% of annual net product revenue, respectively.

Restructuring

        We have engaged in restructuring actions which require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction and enhanced early retirement programs, fair value of assets made redundant or obsolete, and the fair value of lease cancellation and other exit costs. We accrue for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. For a full description of our restructuring actions, refer to our discussions of restructuring in "Results of Operations" below and in Note 3 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Retirement and Post-Retirement Benefits

        Our pension and other post-retirement benefit costs and obligations depend on various assumptions. Our major assumptions relate primarily to discount rates, mortality rates, expected increases in compensation levels and the expected long-term return on plan assets. The discount rate assumption is based on current investment yields of high-quality fixed-income securities with maturities similar to the expected benefits payment period. Mortality rates help predict the expected life of plan participants and are based on a historical demographic study of the plan. As a result of a historical study of the U.S. plans, in fiscal 2014, HP adopted a new mortality rate table which incorporated newly released mortality rates published by the Society of Actuaries. This resulted in an increase to the projected benefit obligation of approximately $870 million for the U.S. defined benefit plans. The

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

expected increase in the compensation levels assumption reflects our long-term actual experience and future expectations. The expected long-term return on plan assets is determined based on asset allocations, historical portfolio results, historical asset correlations and management's expected returns for each asset class. In any fiscal year, significant differences may arise between the actual return and the expected long-term return on plan assets. Historically, differences between the actual return and expected long-term return on plan assets have resulted from changes in target or actual asset allocation, short-term performance relative to expected long-term performance, and to a lesser extent, differences between target and actual investment allocations, the timing of benefit payments compared to expectations, and the use of derivatives intended to effect asset allocation changes or hedge certain investment or liability exposures. For the recognition of net periodic benefit cost, the calculation of the expected long-term return on plan assets uses the fair value of plan assets as of the beginning of the fiscal year.

        Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 4 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The following table provides the impact changes in the weighted-average assumptions of discount rates, the expected increase in compensation levels and the expected long-term return on plan assets would have had on our net periodic benefit cost for fiscal 2014:

	Change in percentage points	Change in Net Periodic Benefit Cost in millions
Assumptions:
Discount rate	(25)	$83
Expected increase in compensation levels	25	$20
Expected long-term return on plan assets	(25)	$68

Taxes on Earnings

        We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the final positions reflected in our income tax returns. We adjust our current and deferred tax provisions based on income tax returns which are generally filed in the third or fourth quarters of the subsequent fiscal year.

        We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse.

        We record a valuation allowance to reduce deferred tax assets to the amount that we are more likely than not to realize. In determining the need for a valuation allowance, we consider future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. In the event we were to determine that it is more likely than not that we will be unable to realize all or part of our deferred tax assets in the future, we would increase the valuation allowance and recognize a corresponding charge to earnings or other comprehensive income in the period in which we make such a determination. Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously recognized valuation allowance. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the jurisdictions in which the deferred tax assets are located.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Our effective tax rate includes the impact of certain undistributed foreign earnings for which we have not provided U.S. federal taxes because we plan to reinvest such earnings indefinitely outside the U.S. We plan distributions of foreign earnings based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we expect to indefinitely invest outside the U.S. and the amounts we expect to distribute to the U.S. and provide the U.S. federal taxes due on amounts expected to be distributed to the U.S. Further, as a result of certain employment actions and capital investments we have undertaken, income from manufacturing activities in certain jurisdictions is subject to reduced tax rates and, in some cases, is wholly exempt from taxes for fiscal years through 2024. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact how future earnings are repatriated to the U.S., and our related future effective tax rate.

        We are subject to income taxes in the U.S. and approximately 105 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision, net income and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions and related interest. For a further discussion on taxes on earnings, refer to Note 6 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Inventory

        We state our inventory at the lower of cost or market on a first-in, first-out basis. We make adjustments to reduce the cost of inventory to its net realizable value at the product group level for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include changes in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues.

Goodwill

        We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the fourth quarter of fiscal 2014, we performed a quantitative test for all of our reporting units.

        Goodwill is tested for impairment at the reporting unit level. At the beginning of the first quarter of fiscal 2014, we changed our reporting units. In connection with continued operational synergies and interdependencies between the Enterprise Servers, Storage and Networking reporting unit and the TS reporting unit within the EG segment, we combined these reporting units to create the EG reporting unit. As of October 31, 2014, our reporting units are consistent with the reportable segments identified

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

in Note 2, except for ES, which includes two reporting units: MphasiS Limited; and the remainder of ES.

        In the first step of the goodwill impairment test, we compare the fair value of each reporting unit to its carrying amount. We estimate the fair value of our reporting units using a weighting of fair values derived most significantly from the income approach and, to a lesser extent, the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with operating and investment characteristics similar to the reporting unit. We weight the fair value derived from the market approach depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, we estimate the fair value of a reporting unit using only the income approach. For the MphasiS Limited reporting unit, we utilized the quoted market price in an active market to estimate fair value.

        In order to assess the reasonableness of the estimated fair value of our reporting units, we compare the aggregate reporting unit fair value to HP's market capitalization and calculate an implied control premium (the excess of the sum of the reporting units' fair value over HP's market capitalization). We evaluate the control premium by comparing it to observable control premiums from recent comparable transactions. If the implied control premium is not believed to be reasonable in light of these recent transactions, we reevaluate reporting unit fair values, which may result in an adjustment to the discount rate and/or other assumptions. This reevaluation could result in a change to the estimated fair value for certain or all of our reporting units.

        Estimating the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and the determination of appropriate comparable publicly-traded companies. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.

        If the fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying amount, then we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit's assets, including any unrecognized intangible assets, liabilities and non-controlling interests are measured at fair value in a hypothetical analysis to calculate the implied fair value of goodwill for the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than its carrying amount, the difference is recorded as an impairment loss.

        Our annual goodwill impairment analysis, which we performed as of the first day of the fourth quarter of fiscal 2014, did not result in any impairment charges. The excess of fair value over carrying amount for our reporting units ranged from 18% to approximately 12,000% of carrying amounts. The Software reporting unit has the lowest excess of fair value over carrying amount at 18%.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. This hypothetical 10% decrease resulted in an excess of fair value over carrying amount for our reporting units ranging from 6% to approximately 10,000% of the carrying amounts with the Software reporting unit having the lowest excess of fair value over carrying amount of 6%. The fair value of the Software reporting unit is estimated using a weighting of both the income and market approaches. Our Software business is facing multiple challenges including the market shift to SaaS and go-to-market execution challenges. If we are not successful in addressing these challenges, our projected revenue growth rates could decline resulting in a decrease in the fair value of the Software reporting unit. The fair value of the Software reporting unit could also be negatively impacted by declines in market multiples of revenue for comparable publicly-traded companies, changes in management's business strategy or significant declines in our stock price, which could result in an indicator of impairment.

Intangible Assets

        We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of our finite-lived intangible assets is assessed based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the undiscounted future cash flows are less than the carrying amount, the finite-lived intangible assets are considered to be impaired. The amount of the impairment loss, if any, is measured as the difference between the carrying amount of the asset and its fair value. We estimate the fair value of finite-lived intangible assets by using an income approach or, when available and appropriate, using a market approach.

Fair Value of Derivative Instruments

        We use derivative instruments to manage a variety of risks, including risks related to foreign currency exchange rates and interest rates. We use forwards, swaps and options to hedge certain foreign currency and interest rate exposures. We do not use derivative financial instruments for speculative purposes. At October 31, 2014, the gross notional of our derivative portfolio was $54.7 billion. Assets and liabilities related to derivative instruments are measured at fair value, and were $980 million and $405 million, respectively as of October 31, 2014.

        Fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. The determination of fair value often involves significant judgments about assumptions such as determining an appropriate discount rate that factors in both risk and liquidity premiums, identifying the similarities and differences in market transactions, weighting those differences accordingly and then making the appropriate adjustments to those market transactions to reflect the risks specific to the asset or liability being valued. We generally use industry standard valuation models to measure the fair value of our derivative positions. When prices in active markets are not available for the identical asset or liability, we use industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign currency exchange rates, and forward and spot prices.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        For a further discussion on fair value measurements and derivative instruments, refer to Note 10 and Note 11, respectively, to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Loss Contingencies

        We are involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events, pertaining to a particular case. Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingencies matters further discussed in Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2014, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in our financial statements.

ACCOUNTING PRONOUNCEMENTS

        For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 1 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

RESULTS OF OPERATIONS

        Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in revenue on a constant currency basis, which assumes no change in foreign currency exchange rates from the prior-year period. This information is provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31
	2014		2013		2012
	Dollars in millions
Net revenue	$111,454	100.0%	$112,298	100.0%	$120,357	100.0%
Cost of sales(1)	84,839	76.1%	86,380	76.9%	92,385	76.8%

Gross profit	26,615	23.9%	25,918	23.1%	27,972	23.2%
Research and development	3,447	3.1%	3,135	2.8%	3,399	2.8%
Selling, general and administrative	13,353	12.0%	13,267	11.8%	13,500	11.2%
Amortization of intangible assets	1,000	0.9%	1,373	1.2%	1,784	1.5%
Impairment of goodwill and intangible assets(2)	—	—	—	—	18,035	15.0%
Restructuring charges	1,619	1.5%	990	0.9%	2,266	1.9%
Acquisition-related charges	11	—	22	—	45	—

Earnings (loss) from operations	7,185	6.4%	7,131	6.4%	(11,057)	(9.2)%
Interest and other, net	(628)	(0.6)%	(621)	(0.6)%	(876)	(0.8)%

Earnings (loss) before taxes	6,557	5.8%	6,510	5.8%	(11,933)	(10.0)%
Provision for taxes	(1,544)	(1.3)%	(1,397)	(1.2)%	(717)	(0.5)%

Net earnings (loss)	$5,013	4.5%	$5,113	4.6%	$(12,650)	(10.5)%

(1)
Cost of products, cost of services and financing interest.

(2)
Fiscal 2012, includes an $8.8 billion goodwill and intangible asset impairment charge associated with the Autonomy reporting unit within the Software segment, an $8.0 billion goodwill impairment within the ES segment and a $1.2 billion intangible asset impairment associated with the "Compaq" trade name within the Personal Systems segment.

Net Revenue

        The components of the weighted net revenue change were as follows:

	For the fiscal years ended October 31
	2014	2013
	Percentage Points
Enterprise Services	(1.5)	(1.7)
Printing	(0.8)	(0.5)
Enterprise Group	(0.2)	(1.3)
Software	(0.1)	(0.1)
HP Financial Services	(0.1)	(0.2)
Corporate Investments/Other	0.1	0.1
Personal Systems	1.8	(3.0)

Total HP	(0.8)	(6.7)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2014 compared with Fiscal 2013

        In fiscal 2014, total HP net revenue declined 0.8% (decreased 0.4% on a constant currency basis) as compared with fiscal 2013. U.S. net revenue decreased 3.7% to $38.8 billion, while net revenue from outside of the U.S. increased 0.9% to $72.6 billion. The leading contributors to the HP net revenue decline were key account runoff in ES and lower Printing supplies volume. Partially offsetting the net revenue decline was growth in Personal Systems from commercial PCs, which experienced growth across all product categories, along with growth in consumer notebooks.

        From a segment perspective, the primary factors contributing to the change in HP net revenue for fiscal 2014 compared with fiscal 2013 are summarized as follows:

  •
  ES net revenue declined due primarily to revenue runoff in key accounts, weak growth in new and existing accounts, particularly in EMEA, and contractual price declines;

  •
  Printing net revenue decreased due primarily to a decline in Supplies;

  •
  EG net revenue decreased due to net revenue declines in TS, BCS and Storage;

  •
  Software net revenue decreased due to lower net revenue from licenses, support and professional services;

  •
  HPFS net revenue decreased due primarily to lower portfolio revenue from lower average portfolio assets and lower asset management activity, primarily in customer buyouts;

  •
  Corporate Investments net revenue increased due to the sale of intellectual property ("IP"); and

  •
  Personal Systems net revenue increased due to growth in commercial PCs, particularly notebooks, along with growth in consumer notebooks.

Fiscal 2013 compared with Fiscal 2012

        In fiscal 2013, total HP net revenue declined 6.7% (decreased 5.5% on a constant currency basis) as compared with fiscal 2012. U.S. net revenue decreased 4.4% to $40.3 billion, while net revenue from outside of the U.S. decreased 7.9% to $72.0 billion. The net revenue decline was due primarily to declines of approximately 10%, 7%, 5% and 3% in our Personal Systems, ES, EG and Printing segments, respectively.

        From a segment perspective, the primary factors contributing to the change in HP net revenue for fiscal 2013 compared with fiscal 2012 are summarized as follows:

  •
  Personal Systems net revenue declined due to the decline in the overall PC market as a result of a customer shift, particularly consumers, to tablet products;

  •
  ES net revenue declined due primarily to net service revenue runoff and contractual price declines in ongoing contracts due in part to weak public sector spending and enterprise IT demand;

  •
  EG net revenue declined due to multiple factors, including competitive pricing challenges in ISS, a market decline for UNIX products impacting BCS, declines in TS due in part to lower support for BCS products, product transitions in Storage and overall weak enterprise IT demand;

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

Gross Margin

Fiscal 2014 compared with Fiscal 2013

        HP's gross margin increased by 0.8 percentage points for fiscal year 2014 compared with fiscal 2013. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

  •
  ES gross margin increased due primarily to our continued focus on service delivery efficiencies, improving profit performance in under-performing contracts and labor savings as a result of restructuring;

  •
  Printing gross margin increased due primarily to favorable currency impacts from the Japanese Yen, continued cost structure improvements and a favorable mix from a higher proportion of graphics and ink supplies;

  •
  Corporate Investments gross margin increased due to the sale of IP;

  •
  Software gross margin increased due to the shift to more profitable contracts and improved workforce utilization in professional services;

  •
  HPFS gross margin increased due to a higher portfolio margin, primarily from lower bad debt expense, a lower cost of funds and improved margins in remarketing sales;

  •
  Personal Systems gross margin increased due primarily to operational cost improvements, a favorable mix of commercial products and the sale of IP; and

  •
  EG gross margin decreased due primarily to the impact of a higher mix of ISS products, lower mix of BCS products and competitive pricing pressure in ISS and Networking.

Fiscal 2013 compared with Fiscal 2012

        HP's gross margin decreased by 0.2 percentage points for fiscal year 2013 compared with fiscal 2012. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

  •
  EG experienced a gross margin decline due primarily to competitive pricing pressures in ISS, and to a lesser extent, mix impacts from lower BCS and Storage revenue;

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

Operating Expenses

  Research and Development

        R&D expense increased 10% in fiscal 2014 as compared to fiscal 2013 with increases across each of our segments as we make investments in our strategic focus areas of cloud, security, big data and mobility.

        R&D expense decreased 8% in fiscal 2013 as compared to fiscal 2012 due primarily to the rationalization of R&D in EG for BCS, cost savings from restructuring and higher value added R&D tax subsidy credits. The decrease was partially offset by increased R&D expense in our Storage and ISS business units and in Software for innovation-focused spending in the areas of converged infrastructure and cloud.

  Selling, General and Administrative

        SG&A expense increased 1% in fiscal 2014 as compared to fiscal 2013 due primarily to higher compensation costs, litigation expenses and higher selling costs from investments in the areas of cloud, networking and storage, partially offset by gains from sales of real estate and lower program spending in marketing.

        SG&A expense decreased 2% in fiscal 2013 as compared to fiscal 2012 due primarily to cost savings associated with our ongoing restructuring efforts that impacted all of our segments. Partially offsetting the decline were higher marketing expenses to support new product introductions and increased administrative expenses due in part to higher consulting project spending.

  Amortization of Intangible Assets

        Amortization expense decreased in fiscal 2014 due primarily to certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods.

        Amortization expense decreased in fiscal 2013 due primarily to the intangible asset impairment recorded in the fourth quarter of fiscal 2012 related to Autonomy and certain intangible assets associated with prior acquisitions reaching the end of their amortization periods.

  Impairment of Goodwill and Intangible Assets

        In fiscal 2012, we recorded goodwill impairment charges of $8.0 billion and $5.7 billion associated with ES and the acquisition of Autonomy, respectively. In addition, we recorded intangible asset impairment charges of $3.1 billion and $1.2 billion associated with the acquisition of Autonomy and the "Compaq" trade name, respectively. For more information on our impairment charges, see Note 9 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  Restructuring Charges

        Restructuring charges increased in fiscal 2014 due primarily to higher charges in connection with the multi-year restructuring plan initially announced in May 2012 (the "2012 Plan") and from increases to the 2012 Plan announced in fiscal 2014. During fiscal 2014, HP increased the total for positions expected to be eliminated under the 2012 Plan from 34,000 to 55,000 positions. With these changes, HP expects to recognize additional restructuring charges in fiscal 2015.

        Restructuring charges decreased in fiscal 2013 due primarily to the $2.1 billion charge recorded in fiscal 2012 for the 2012 Plan. Restructuring charges for fiscal 2013 were approximately $1.0 billion, which included $1.2 billion of charges related to the 2012 Plan that were partially offset by a reversal of $190 million of severance charges related to our fiscal 2010 ES restructuring plan.

Interest and Other, Net

        Interest and other, net expense increased by $7 million in fiscal 2014. The increase was due primarily to higher currency transaction losses partially offset by lower interest expense from a lower average debt balance.

        Interest and other, net expense decreased by $255 million in fiscal 2013. The decrease was driven primarily by lower currency transaction losses coupled with lower interest expense due to lower average debt balances and lower investment losses.

Provision for Taxes

        Our effective tax rates were 23.5%, 21.5%, and (6.0)% in fiscal 2014, 2013 and 2012, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that had the most significant effective tax rate impact in the periods presented were Puerto Rico, Singapore, Netherlands, China and Ireland. We plan to reinvest certain earnings of these jurisdictions indefinitely outside the U.S. and therefore have not provided U.S. taxes on those indefinitely reinvested earnings.

        In addition to the above factors, the effective tax rate in fiscal 2012 was impacted by nondeductible goodwill impairments and increases in valuation allowances against certain deferred tax assets.

        For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 6 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Segment Information

        A description of the products and services for each segment can be found in Note 2 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

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

        HP has reflected these changes to its segment information retrospectively to the earliest period presented, which has resulted in the transfer of revenue among the Printing, Personal Systems, EG, ES and Software segments and the transfer of operating profit among the Printing, Personal Systems, EG, Software and Corporate Investments segments. These changes had no impact on the previously reported financial results for the HPFS segment. In addition, none of these changes impacted HP's previously reported consolidated net revenue, earnings from operations, net earnings, net EPS or consolidated assets.

Printing and Personal Systems Group

        The Personal Systems segment and the Printing segment are structured beneath a broader Printing and Personal Systems Group ("PPS"). We describe the results of the business segments within PPS below.

Personal Systems

	For the fiscal years ended October 31
	2014	2013	2012
	Dollars in millions
Net revenue	$34,303	$32,179	$35,843
Earnings from operations	$1,270	$980	$1,724
Earnings from operations as a % of net revenue	3.7%	3.0%	4.8%

        The components of the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	2014	2013
	Percentage Points
Notebook PCs	4.7	(7.8)
Desktop PCs	1.1	(2.9)
Workstations	0.2	—
Other	0.6	0.5

Total Personal Systems	6.6	(10.2)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2014 compared with Fiscal 2013

        Personal Systems net revenue increased 6.6% (increased 7.2% on a constant currency basis) in fiscal 2014. While the Personal Systems business continues to be challenged by the market shift towards mobility products, the pace of the PC market decline is slowing with signs of stabilization driven by growth in commercial PCs, the effects of which were partially offset by weakness in consumer PCs. The revenue increase in Personal Systems was due to growth in commercial PCs, particularly notebooks, along with growth in consumer notebooks. Personal Systems experienced revenue growth across all regions led by double digit revenue growth in EMEA, which experienced improved demand. The revenue increase was driven by an 8.2% increase in unit volume, the effects of which were partially offset by a 1.5% decline in average selling prices ("ASPs"). The unit volume increase was primarily led by growth in commercial notebooks as well as strength in commercial desktops, consumer notebooks and thin client products. The decline in ASPs was due primarily to a competitive pricing environment and unfavorable currency impacts, the effects of which were partially offset by a favorable mix of commercial PCs. Net revenue for commercial clients increased 10.2% due primarily to the benefits from the delayed installed base refresh cycle, the effects of customers migrating from the Windows XP operating system and growth in all product categories partly driven by new product introductions, including the HP Elite products. Net revenue for consumer clients remained flat as growth in consumer notebooks, partly driven by our new product lineup including Chromebooks and hybrid products, was offset by a decline in consumer desktops. For fiscal 2014, net revenue for Notebook PCs increased 9%, Desktop PCs increased 3%, Workstations increased 3% and Other net revenue increased 16%. The net revenue increase in Other was due to the sale of IP and growth in mobility products, primarily consumer tablets which were introduced in the second half of fiscal 2013.

        Personal Systems earnings from operations as a percentage of net revenue increased 0.7 percentage points for fiscal 2014. The increase was driven by an increase in gross margin and a decline in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to operational cost improvements, a favorable commercial mix and the sale of IP, the effects of which were partially offset by unfavorable currency impacts. Operating expenses as a percentage of net revenue decreased due primarily to our cost structure optimization efforts, the effects of which were partially offset by increased research and development investments for commercial, mobility and immersive computing products, as well as higher administrative expenses driven by lower bad debt recoveries as compared to fiscal 2013.

Fiscal 2013 compared with Fiscal 2012

        Personal Systems net revenue decreased 10.2% (decreased 9.0% on a constant currency basis) in fiscal 2013. The Personal Systems business continued to experience significant challenges due to the overall PC market decline as a result of a customer shift, particularly consumers, to tablet products. The business also experienced broad-based regional demand weakness, particularly in the EMEA region. The decline in Personal Systems revenue was driven by an 8% decline in unit volume along with a 3% decline in ASPs. The unit volume decrease was led by declines in consumer and notebook products as a result of the market shift to tablet products. The decline in ASPs was due primarily to a competitive pricing environment. Net revenue for consumer clients decreased 19%, while net revenue for commercial clients decreased 4%. Notebook PCs net revenue decreased 15%, while Desktop PCs net revenue decreased 8%. Workstations net revenue growth was flat, while Other net revenue increased 19%. The net revenue increase in Other was related to increased sales of extended warranties and third-party branded options and sales of consumer tablets.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Personal Systems earnings from operations as a percentage of net revenue decreased 1.8 percentage points in fiscal 2013. The decrease was driven by a decline in gross margin combined with an increase in operating expenses as a percentage of net revenue. The decline in gross margin was due to unfavorable currency impacts and competitive pricing pressures. These unfavorable impacts to gross margin were partially offset by lower component and warranty costs and a favorable mix of higher-margin commercial products. Operating expenses as a percentage of net revenue increased due primarily to the size of the revenue decline as well as slightly higher R&D costs. However, operating expenses declined across most other expense categories as a result of benefits from our ongoing restructuring efforts.

Printing

	For the fiscal years ended October 31
	2014	2013	2012
	Dollars in millions
Net revenue	$22,979	$23,896	$24,538
Earnings from operations	$4,185	$3,933	$3,612
Earnings from operations as a % of net revenue	18.2%	16.5%	14.7%

        The components of the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	2014	2013
	Percentage Points
Supplies	(3.3)	(1.8)
Consumer Hardware	(0.4)	—
Commercial Hardware	(0.1)	(0.8)

Total Printing	(3.8)	(2.6)

Fiscal 2014 compared with Fiscal 2013

        In fiscal 2014, Printing experienced a decline in revenue and an increase in operating profit as we continued to push our print strategies, which includes driving high value printer unit placements and expanding our graphics products and managed print services portfolio. Printing net revenue decreased 3.8% (decreased 3.4% on a constant currency basis) for fiscal 2014. The decline in net revenue was primarily driven by a decline in Supplies, the effects of which were partially offset by growth in graphics products and managed print services. Net revenue for Supplies decreased 5% driven by demand weakness in toner and ink, and a reduction in channel inventory in the fourth quarter of fiscal 2014, the effects of which were partially offset by growth in graphics supplies. Printer unit volume remained flat while average revenue per unit ("ARU") decreased 1%. Printer unit volume was flat due primarily to our continued efforts to target high value areas of the market, which resulted in a decline in home printer units and low-value LaserJet printer units, the effects of which were offset by increased units in SMB, multifunction laser and graphics printers. The decline in ARU was due primarily to increased discounting driven by competitive pricing pressures. Net revenue for Commercial Hardware was flat as a 3% increase in printer unit volume was offset by a 3% decline in printer ARU. The unit volume in Commercial Hardware increased due primarily to growth in our multifunction laser printers and graphics printers. The ARU decline in Commercial Hardware was due primarily to a decline in

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

LaserJet and graphics printers driven by a competitive pricing environment. Net revenue for Consumer Hardware decreased 4% driven by a 1% decline in printer unit volume and a 1% decline in ARU, along with a decline in other peripheral printing solutions. The unit volume decline in Consumer Hardware was due to lower sales of home printers, the effects of which were partially offset by growth in SMB printers. The ARU decline in Consumer Hardware was due primarily to increased discounting for SMB printers due to a competitive pricing environment, the effects of which were partially offset by a favorable mix of high value home printers.

        Printing earnings from operations as a percentage of net revenue increased by 1.7 percentage points for fiscal 2014 as an increase in gross margin more than offset an increase in operating expenses as a percentage of net revenue. The gross margin increase was due to favorable currency impacts primarily driven by the Japanese Yen, continued cost structure improvements and a favorable mix from a higher proportion of graphics and ink supplies, the effects of which were partially offset by a competitive pricing environment. Operating expenses as a percentage of net revenue increased due primarily to higher R&D expenses as a result of our investments in enterprise products and 3-D printing, the effects of which were partially offset by reduced marketing expenses.

Fiscal 2013 compared with Fiscal 2012

        Printing net revenue decreased 2.6% (decreased 1% on a constant currency basis) in fiscal 2013. The decrease was driven by unfavorable currency impacts, particularly weakness in the euro, and declines in supplies and commercial printers. Net revenue for Supplies decreased 3% due to unfavorable currency impacts and lower volumes of toner and ink supplies. These effects were partially offset by growth in large format printing supplies. Printer unit volumes declined by 3% while ARU increased by 1%. Printer unit volumes decreased largely due to declines in low-end consumer printers as we continued our focus on higher-value Ink in the Office and Ink Advantage products. The increase in ARU was driven by a mix shift to high-value consumer printers, the effect of which was partially offset by higher discounting in commercial printers. Net revenue for Commercial Hardware decreased 3%, which was driven by a 6% decline in ARU that was partially offset by a volume increase of 2%. The decline in Commercial Hardware net revenue was partially offset by net revenue growth in the graphics services and managed print services businesses. Net revenue for Consumer Hardware remained flat due to a 7% increase in ARU, the effect of which was offset by a 5% reduction in volume. Unit volume and ARU increased within high-value consumer printers as a result of our continued focus on those more profitable printers.

        Printing earnings from operations as a percentage of net revenue increased by 1.8 percentage points in fiscal 2013 due to an increase in gross margin combined with lower operating expenses as a percentage of net revenue. The gross margin increase was due to improvement in toner gross margins resulting from lower discounting, higher ARU in consumer printers, and lower cost of sales in toner and commercial printers due to a favorable currency impact from the Japanese Yen. These positive effects were partially offset by an unfavorable mix of lower-margin consumer printers. Operating expenses as a percentage of net revenue decreased due to lower administrative, R&D and field selling costs as a result of benefits from our ongoing restructuring efforts. These effects were partially offset by higher marketing expenses to support new product introductions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Enterprise Group

	For the fiscal years ended October 31
	2014	2013	2012
	Dollars in millions
Net revenue	$27,814	$28,081	$29,643
Earnings from operations	$4,008	$4,259	$5,123
Earnings from operations as a % of net revenue	14.4%	15.2%	17.3%

        The components of the weighted net revenue change by business unit were as follows for the following fiscal years ended October 31:

	For the fiscal years ended October 31
	2014	2013
	Percentage Points
Technology Services	(1.1)	(1.3)
Business Critical Systems	(0.9)	(1.4)
Storage	(0.6)	(1.1)
Networking	0.3	0.1
Industry Standard Servers	1.3	(1.6)

Total Enterprise Group	(1.0)	(5.3)

Fiscal 2014 compared with Fiscal 2013

        EG net revenue decreased 1.0% (decreased 0.6% on a constant currency basis) in fiscal 2014. In EG, we continue to experience revenue challenges due to market trends, including the transition to cloud computing, as well as product and technology transitions, along with a highly competitive pricing environment. The decline in EG net revenue was due to net revenue declines in TS, BCS and Storage partially offset by net revenue growth in ISS and Networking.

        TS net revenue decreased 4% due primarily to a continued reduction in support for BCS, traditional storage products and lower support in networking services, partially offset by growth in support solutions for converged storage solutions and ISS. BCS net revenue decreased 22% as a result of ongoing pressures from the overall UNIX market contraction. Storage net revenue decreased by 5% as we continue to experience multiple challenges including product transitions from traditional storage products which include our tape, storage networking and legacy external disk products, to converged solutions, which include our 3PAR StoreServ, StoreOnce, and StoreVirtual products, other challenges include market weakness in high-end converged solutions and sales execution challenges, the effects of which were partially offset by revenue growth in our Converged Storage solutions. Networking net revenue increased 4% due to higher switching product revenue as a result of growth in our data center products, partially offset by lower revenue from wireless local area network products. ISS net revenue increased by 3% due primarily to higher volume and higher average unit prices in rack and blade server products driven by higher option attach rates for memory, processors and hard drives.

        EG earnings from operations as a percentage of net revenue decreased by 0.8 percentage points in fiscal 2014 due to a decrease in gross margin coupled with an increase in operating expenses as a percentage of net revenue. The gross margin decline was due primarily to a higher mix of ISS products, a lower mix of BCS products and competitive pricing pressure in ISS and Networking, partially offset

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

by supply chain cost optimization and improved cost management in TS. The increase in operating expenses as a percentage of net revenue was driven by higher R&D investments in storage, networking and ISS, partially offset by continued cost savings associated with our ongoing restructuring efforts.

Fiscal 2013 compared with Fiscal 2012

        EG net revenue decreased 5.3% (decreased 4.2% on a constant currency basis) in fiscal 2013 due primarily to the macroeconomic demand challenges the business faced during the fiscal year. Additionally, new product and technology transitions in Storage and ISS and a competitive pricing environment contributed to the revenue decline. EG also experienced execution challenges that impacted revenue growth in fiscal 2013, although those challenges moderated in the fourth quarter due to improved sales execution. Each of the business units within EG experienced year-over-year revenue declines in fiscal 2013 except Networking. ISS net revenue decreased by 4% due to competitive pricing and soft demand. Within ISS, we experienced a revenue decline in our core mainstream products that was partially offset by revenue growth in our hyperscale server products. TS net revenue decreased by 4% due to revenue declines in the support and consulting businesses and, to a lesser extent, to unfavorable currency impacts. Support revenue declined due to a reduction in support for BCS products. The consulting revenue decline was a result of unfavorable currency impacts, the divestiture of a service product line and a shift to more profitable services such as data center and storage consulting. BCS net revenue decreased by 26% as a result of ongoing pressures from the decline in the overall UNIX market along with lower demand for our Itanium-based servers. Storage net revenue decreased by 9% due to declines in traditional storage products, which include our tape, storage networking, and legacy external disk products, the effects of which were partially offset by growth in Converged Storage solutions, which include our 3PAR, StoreOnce, StoreVirtual and StoreAll products. Networking revenue increased by 2% due to higher demand for our switching, routing, and wireless products, the effect of which was partially offset by the impact of the divestiture of our video surveillance business in the first quarter of fiscal 2012.

        EG earnings from operations as a percentage of net revenue decreased by 2.1 percentage points in fiscal 2013 driven by a decrease in gross margin and, to a lesser extent, an increase in operating expenses as a percentage of net revenue. The gross margin decrease was due primarily to competitive pricing pressures in ISS and, to a lesser extent, pricing pressures in Storage and mix impacts from lower BCS revenue. Operating expenses as a percentage of net revenue increased due to the decline in EG net revenue and increased field selling costs and administrative expenses. R&D expenses as a percentage of net revenue decreased due primarily to the rationalization of R&D specifically for BCS and a value-added tax subsidy credit in BCS. EG also benefited from cost savings resulting from our ongoing restructuring efforts.

Enterprise Services

	For the fiscal years ended October 31
	2014	2013	2012
	Dollars in millions
Net revenue	$22,398	$24,061	$25,993
Earnings from operations	$803	$679	$1,045
Earnings from operations as a % of net revenue	3.6%	2.8%	4.0%

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The components of the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	2014	2013
	Percentage Points
Infrastructure Technology Outsourcing	(4.9)	(3.7)
Application and Business Services	(2.0)	(3.7)

Total Enterprise Services	(6.9)	(7.4)

Fiscal 2014 compared with Fiscal 2013

        ES net revenue decreased 6.9% (decreased 6.8% on a constant currency basis) in fiscal 2014. Performance in ES remains challenged by the impact of several large contracts winding down and lower public sector spending in EMEA, particularly in the United Kingdom, and several other countries in EMEA. The net revenue decrease in ES was due primarily to revenue runoff in key accounts, weak growth in new and existing accounts, particularly in EMEA, and contractual price declines. These effects were partially offset by net revenue growth in our SES portfolio, which includes information management and analytics, security and cloud services. Net revenue in Infrastructure Technology Outsourcing ("ITO") decreased by 8% in fiscal 2014 due to revenue runoff in key accounts, weak growth in new and existing accounts, particularly in EMEA, and contractual price declines in ongoing contracts partially offset by growth in cloud and security revenue and favorable currency impacts. Net revenue in Application and Business Services ("ABS") decreased by 5% in fiscal 2014, due to revenue runoff in a key account, weak growth in new and existing accounts, particularly in EMEA, and unfavorable currency impacts, partially offset by growth in information management and analytics and cloud revenue.

        ES earnings from operations as a percentage of net revenue increased 0.8 percentage points in fiscal 2014. The increase in operating margin was due to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. Gross margin increased due primarily to our continued focus on service delivery efficiencies, improving profit performance in under-performing contracts and labor savings as a result of restructuring, partially offset by unfavorable impacts from revenue runoff in key accounts and weak growth in new and existing accounts. The increase in operating expenses as a percentage of net revenue was primarily driven by the size of the revenue decline and higher administrative expenses and field selling costs. The increase in current year administrative expenses was due to the prior-year period containing higher bad debt recoveries and insurance recoveries. The increase in selling costs was the result of expanding the sales force coverage as we transition from a reactive sales model to a more proactive approach.

Fiscal 2013 compared with Fiscal 2012

        ES net revenue decreased 7.4% (decreased 6.3% on a constant currency basis) in fiscal 2013. Revenue performance in ES continues to be challenged by several factors that impact the demand environment, including weak public sector spending in the U.S. and austerity measures in other countries, particularly in the United Kingdom, and weak IT services spend due to the mixed global recovery, particularly in the EMEA region. The net revenue decrease in ES was driven primarily by net service revenue runoff, contractual price declines in ongoing contracts and unfavorable currency impacts. ITO net revenue decreased by 6% in fiscal 2013, due to net service revenue runoff,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

contractual price declines in ongoing contracts and unfavorable currency impacts, the effects of which were partially offset by net revenue growth in security and cloud offerings. ABS net revenue declined 10% in fiscal 2013. The net revenue decline was due primarily to net service revenue runoff and unfavorable currency impacts, the effects of which were partially offset by revenue growth in cloud and information and analytics offerings. Revenue in ABS was also negatively impacted by weakness in public-sector spending.

        ES earnings from operations as a percentage of net revenue decreased 1.2 percentage points in fiscal 2013. The decrease was due to a decline in gross margin combined with an increase in operating expenses as a percentage of net revenue. Gross margin declined due primarily to net service revenue runoff and contractual price declines. These unfavorable impacts to gross margin were partially offset by our continued focus on improving resource management and profit improvements on under-performing contracts. Operating expenses as a percentage of net revenue increased due to higher administrative, marketing and R&D costs. These effects were partially offset by reduced field selling costs due to lower headcount-related costs during the year and other savings from our ongoing restructuring efforts.

Software

	For the fiscal years ended October 31
	2014	2013	2012
	Dollars in millions
Net revenue	$3,933	$4,021	$4,171
Earnings from operations	$872	$868	$836
Earnings from operations as a % of net revenue	22.2%	21.6%	20.0%

Fiscal 2014 compared with Fiscal 2013

        Software net revenue decreased 2.2% (decreased 2.1% on a constant currency basis) in fiscal 2014. Revenue growth in Software is being challenged by the overall market and customer shift to SaaS solutions, which is impacting growth in license and support revenue. In fiscal 2014, net revenue from licenses, support and professional services decreased by 3%, 2% and 5% respectively, while SaaS net revenue increased by 5%.

        The decline in license net revenue was due to the market and customer shift to SaaS solutions, which resulted in lower revenue from IT/cloud management and information management products, partially offset by strength in some of our key focus areas of big data analytics and security. The decrease in support net revenue was due to past declines in license revenue. Professional services net revenue decreased as we continue our focus on higher-margin engagements. These declines were partially offset by higher SaaS revenue due to improving demand for our SaaS solutions in IT/cloud management products and security products.

        In fiscal 2014, Software earnings from operations as a percentage of net revenue increased by 0.6 percentage points due to an increase in gross margin, the effect of which was partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was due to the shift to more profitable contracts and improved workforce utilization in professional services. The increase in operating expenses as a percentage of net revenue was due primarily to investments in R&D partially offset by lower SG&A expenses due to cost savings associated with our ongoing restructuring efforts and improved operational expense management.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2013 compared with Fiscal 2012

        Software net revenue decreased 3.6% (decreased 2.6% on a constant currency basis) in fiscal 2013. Net revenue from licenses and professional services decreased by 16% and 13%, respectively, while net revenue from SaaS and support increased by 10% and 7%, respectively.

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

        Software earnings from operations as a percentage of net revenue increased by 1.6 percentage points in fiscal 2013 due to a decrease in operating expense as a percentage of net revenue, the effect of which was partially offset by a decrease in gross margin. The decrease in gross margin was due primarily to higher development costs in IT/cloud management products and the comparative impact of a highly profitable software deal entered into in the prior year. These decreases were partially offset by a lower mix of lower-margin professional services revenue. The decrease in operating expense as a percentage of revenue was driven primarily by lower field selling costs due to cost savings associated with our ongoing restructuring efforts.

HP Financial Services

	For the fiscal years ended October 31
	2014	2013	2012
	Dollars in millions
Net revenue	$3,498	$3,629	$3,819
Earnings from operations	$389	$399	$388
Earnings from operations as a % of net revenue	11.1%	11.0%	10.2%

Fiscal 2014 compared with Fiscal 2013

        HPFS net revenue decreased by 3.6% (decreased 3.3% on a constant currency basis) in fiscal 2014 due primarily to lower portfolio revenue from lower average portfolio assets and lower asset management activity, primarily in customer buyouts.

        HPFS earnings from operations as a percentage of net revenue increased by 0.1 percentage points in fiscal 2014. The increase was due primarily to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was the result of a higher portfolio margin, primarily from lower bad debt expense and a lower cost of funds and improved margins in remarketing sales. The increase in operating expenses as a percentage of net revenue was due primarily to higher go-to-market investments.

Fiscal 2013 compared with Fiscal 2012

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

Financing Originations

	For the fiscal years ended October 31
	2014	2013	2012
	Dollars in millions
Total financing originations	$6,425	$5,603	$6,590

        New financing originations, which represent the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased 14.7% in fiscal 2014 and decreased 15.0% in fiscal 2013, respectively. The increase in fiscal 2014 was driven by higher financing associated with HP product sales and related services offerings, while the decrease in fiscal 2013 was primarily driven by lower financing associated with HP product sales and services offerings, and to a lesser extent unfavorable currency impacts.

Portfolio Assets and Ratios

        The HPFS business model is asset intensive and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from our internal management reporting system. The accounting policies used to derive HPFS amounts are substantially the same as those used by HP. However, intercompany loans and certain accounts that are reflected in the segment balances are eliminated in our Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	As of October 31
	2014	2013
	Dollars in millions
Financing receivables, gross	$6,670	$7,153
Net equipment under operating leases	2,595	2,370
Capitalized profit on intercompany equipment transactions(1)	783	715
Intercompany leases(1)	2,199	2,202

Gross portfolio assets	12,247	12,440

Allowance for doubtful accounts(2)	111	131
Operating lease equipment reserve	68	76

Total reserves	179	207

Net portfolio assets	$12,068	$12,233

Reserve coverage	1.5%	1.7%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)
Intercompany activity is eliminated in consolidation.

(2)
Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt attributable to HPFS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with HPFS and its subsidiaries. Debt attributable to HPFS totaled $10.7 billion and $10.8 billion at October 31, 2014 and October 31, 2013, respectively. HPFS equity at both October 31, 2014 and October 31, 2013 was $1.5 billion. We believe the HPFS debt-to-equity ratio is comparable to that of other similar financing companies.

        At October 31, 2014 and October 31, 2013, HPFS cash balances were $829 million and $697 million, respectively.

        Net portfolio assets at October 31, 2014 decreased 1.3% from October 31, 2013. The decrease generally resulted from unfavorable currency impacts, partially offset by new financing volume in excess of portfolio runoff.

        HPFS recorded net bad debt expenses and operating lease equipment reserves of $40 million, $50 million and $62 million in fiscal 2014, 2013 and 2012, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments

	For the fiscal years ended October 31
	2014	2013	2012
	Dollars in millions
Net revenue	$302	$24	$58
Loss from operations	$(199)	$(316)	$(233)
Loss from operations as a % of net revenue(1)	(66.0)%	NM	NM

(1)
"NM" represents not meaningful.

Fiscal 2014 compared with Fiscal 2013

        The revenue increase for fiscal 2014 was due primarily to the sale of IP related to the Palm acquisition.

        The decrease in the loss from operations for fiscal 2014 was due primarily to the sale of IP, the benefits of which were partially offset by higher expenses associated with cloud-related incubation activities, corporate strategy, HP Labs and global alliances.

Fiscal 2013 compared with Fiscal 2012

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

LIQUIDITY AND CAPITAL RESOURCES

        We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We are able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities made available by various domestic and foreign financial institutions. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A, which is incorporated herein by reference.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may from time to time be subject to short-term intercompany loans into the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, some would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign earnings is restricted by local law. Except for foreign earnings that are considered indefinitely reinvested outside of the U.S., we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the U.S. and we would meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

Liquidity

        Our cash and cash equivalents, total debt and available borrowing resources were as follows:

	As of October 31
	2014	2013	2012
	In billions
Cash and cash equivalents	$15.1	$12.2	$11.3
Total debt	$19.5	$22.6	$28.4
Available borrowing resources(1)	$17.8	$17.8	$17.4

(1)
In addition to these available borrowing resources, we are able to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement filed with the Securities and Exchange Commission in May 2012 (the "2012 Shelf Registration Statement").

        Our key cash flow metrics were as follows:

	For the fiscal years ended October 31
	2014	2013	2012
	In millions
Net cash provided by operating activities	$12,333	$11,608	$10,571
Net cash used in investing activities	(2,792)	(2,803)	(3,453)
Net cash used in financing activities	(6,571)	(7,943)	(3,860)

Net increase in cash and cash equivalents	$2,970	$862	$3,258

  Operating Activities

        Net cash provided by operating activities increased by $0.7 billion for fiscal 2014 as compared to fiscal 2013, due primarily to improvements in working capital management. Net cash provided by operating activities increased by $1.0 billion for fiscal 2013 compared to fiscal 2012, due primarily to improvements in working capital management and a reduction in payments associated with webOS contract cancellations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Our key working capital metrics were as follows:

	As of October 31
	2014	2013	2012
Days of sales outstanding in accounts receivable	44	49	49
Days of supply in inventory	27	24	25
Days of purchases outstanding in accounts payable	(67)	(56)	(53)

Cash conversion cycle	4	17	21

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. For fiscal 2014, the decrease in DSO was due primarily to the impact of currency and the expansion of our factoring programs.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. For fiscal 2014, the increase in DOS was due to a higher inventory balance in Personal Systems due in part to strategic and advanced buys.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. For fiscal 2014, the increase in DPO was primarily the result of an extension of payment terms with our product suppliers.

        The cash conversion cycle is the sum of DSO and DOS less DPO. The cash conversion cycle ended fiscal 2014 below what we expect to be a long-term sustainable rate. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.

Investing Activities

        Net cash used in investing activities was flat for fiscal 2014 as compared to fiscal 2013, due primarily to higher cash utilization for purchases of property, plant and equipment offset by cash generated from sales of available-for-sale securities. Net cash used in investing activities decreased by $0.7 billion for fiscal 2013 as compared to fiscal 2012, due primarily to lower investments in property, plant and equipment and higher net sales and maturities of available-for-sale securities.

Financing Activities

        Net cash used in financing activities decreased by approximately $1.4 billion for fiscal 2014 as compared to fiscal 2013. The decrease was due primarily to proceeds from the issuance of U.S. Dollar Global Notes in January 2014, partially offset by higher debt repayments and repurchases of common stock. Net cash used in financing activities increased by $4.1 billion for fiscal 2013 as compared to fiscal 2012. The increase was due primarily to higher maturities of debt and net repayments of commercial paper. For more information on our share repurchase programs, see Item 5 and Note 13 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Capital Resources

Debt Levels

	As of October 31
	2014	2013	2012
	Dollars in millions
Short-term debt	$3,486	$5,979	$6,647
Long-term debt	$16,039	$16,608	$21,789
Debt-to-equity ratio	0.72x	0.82x	1.25x
Weighted-average interest rate	2.7%	3.0%	3.0%

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.

        Short-term debt and long-term debt decreased by $2.5 billion and $0.6 billion, respectively, for fiscal 2014 as compared to fiscal 2013. The net decrease in total debt was due primarily to maturities of debt. During fiscal 2014, we issued $2.0 billion of U.S. Dollar Global Notes under the 2012 Shelf Registration Statement which mature in 2019 and repaid $4.9 billion of U.S. Dollar Global Notes. We also issued $11.6 billion and repaid $11.5 billion of commercial paper in fiscal 2014. Short-term debt and long-term debt decreased by $0.6 billion and $5.2 billion, respectively, for fiscal 2013 as compared to fiscal 2012. Both net decreases were due primarily to maturities of debt and net repayments of commercial paper. The issuances and repayments of commercial paper were $16.1 billion and $16.2 billion in fiscal 2013 and $12.2 billion and $15.0 billion in fiscal 2012, respectively.

        During fiscal 2015, $2.5 billion of U.S. Dollar Global Notes are scheduled to mature, of which $650 million matured in December 2014. For more information on our borrowings, see Note 12 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

        Our debt-to-equity ratio is calculated as the carrying amount of debt divided by total stockholders' equity. Our debt-to-equity ratio decreased by 0.10x in fiscal 2014, due to a decrease in total debt balances of $3.1 billion partially offset by a decrease in stockholders' equity by $0.5 billion at the end of fiscal 2014. Our debt-to-equity ratio decreased by 0.43x in fiscal 2013, due to a decrease in total debt balances of $5.8 billion coupled with an increase in stockholders' equity by $4.8 billion at the end of fiscal 2013.

        For more information on our borrowings, see Note 12 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

        Our weighted-average interest rate reflects the effective interest rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 11 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Available Borrowing Resources

        We had the following resources available to obtain short- or long-term financing if we need additional liquidity:

As of October 31, 2014
In millions
2012 Shelf Registration Statement	Unspecified
Commercial paper programs	$16,202
Uncommitted lines of credit	$ 1,587

        For more information on our available borrowings resources, see Note 12 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by major independent rating agencies based on publicly available information as well as information obtained in our ongoing discussions with them. Our credit ratings as of October 31, 2014, were as follows:

	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-2	Prime-2	F2
Long-term debt ratings	BBB+	Baa1	A-

        After the announcement of our separation in October 2014, our credit ratings were assigned a negative outlook by Standard & Poor's Rating Services and Fitch Rating Services. Additionally, Moody's Investors Service placed us under review for downgrade. In December 2013, Moody's Investors Service affirmed its negative outlook assigned in November 2012. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, previous downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper and have required the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade to our credit ratings by any of these rating agencies may further impact us in a similar manner, and, depending on the extent of the downgrade, could have a negative impact on our liquidity and capital position. We can rely on alternative sources of funding, including drawdowns under our credit facilities or the issuance of debt or other securities under our existing 2012 Shelf Registration Statement, if necessary, to offset potential reductions in the market capacity for our commercial paper.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS

        Our contractual and other obligations as of October 31, 2014, were as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on long-term debt(1)	$18,539	$2,647	$5,938	$2,785	$7,169
Interest payments on long-term debt(2)	3,990	480	793	601	2,116
Operating lease obligations	3,001	721	951	534	795
Purchase obligations(3)	2,113	1,383	518	212	—
Capital lease obligations	48	8	12	7	21

Total(4)(5)(6)	$27,691	$5,239	$8,212	$4,139	$10,101

(1)
Amounts represent the principal cash payments relating to our long-term debt and do not include any fair value adjustments, discounts or premiums.

(2)
Amounts represent the expected interest payments relating to our long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our U.S. Dollar Global Notes to variable interest rates. The impact of our outstanding interest rate swaps at October 31, 2014 was factored into the calculation of the future interest payments on long-term debt.

(3)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are related principally to inventory and other items. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude open purchase orders that are routine arrangements entered into in the ordinary course of business as they are difficult to quantify in a meaningful way. Even though open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust terms based on our business needs prior to the delivery of goods or performance of services.

(4)
In fiscal 2015, HP anticipates making contributions of $686 million to its non-U.S. pension plans, expects to pay benefits of $35 million to its U.S. non-qualified pension plan participants and expects to pay claims of $47 million under its post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(5)
We expect future cash payments of $1.8 billion in connection with our approved restructuring plans which includes $1.0 billion expected to be paid in fiscal 2015 with the remaining approximately $800 million cash payments to be made through fiscal 2021. Payments for restructuring have been

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  excluded from the contractual obligations table, because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities, see Note 3 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(6)
As of October 31, 2014, we had approximately $3.5 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $27 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

        We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The total aggregate maximum capacity of the financing arrangements was $3.0 billion as of October 31, 2014, including an aggregate maximum capacity of $1.1 billion in non-recourse financing arrangements and an aggregate maximum capacity of $1.9 billion in partial-recourse facilities. For more information on our third-party revolving short-term financing arrangements, see Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

        In the normal course of business, we are exposed to foreign currency exchange rate and interest rate risks that could impact our financial position and results of operations. Our risk management strategy with respect to these market risks may include the use of derivative financial instruments. We use derivative contracts only to manage existing underlying exposures. Accordingly, we do not use derivative contracts for speculative purposes. Our risks, risk management strategy and a sensitivity analysis estimating the effects of changes in fair value for each of these exposures is outlined below.

        Actual gains and losses in the future may differ materially from the sensitivity analyses based on changes in the timing and amount of foreign currency exchange rate and interest rate movements and our actual exposures and derivatives in place at the time of the change, as well as the effectiveness of the derivative to hedge the related exposure.

  Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 75 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal 2014 were the euro, the British pound, Chinese yuan renminbi and the Japanese Yen. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.

        We use a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue and, to a lesser extent, cost of sales and intercompany loans denominated in currencies other than the U.S. dollar. In addition, when debt is denominated in a foreign currency, we may use swaps to exchange the foreign currency principal and interest obligations for U.S. dollar-denominated amounts to manage the exposure to changes in foreign currency exchange rates. We also use other derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency balance sheet exposures. Alternatively, we may choose not to hedge the risk associated with our foreign currency exposures, primarily if such exposure acts as a natural hedge for offsetting amounts denominated in the same currency or if the currency is too difficult or too expensive to hedge.

        We have performed sensitivity analyses as of October 31, 2014 and 2013, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2014 and 2013. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $62 million and $80 million at October 31, 2014 and October 31, 2013, respectively.

Interest rate risk

        We also are exposed to interest rate risk related to debt we have issued and our investment portfolio and financing receivables.

        We issue long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. We often use interest rate and/or currency swaps to modify the market risk exposures in connection with the debt to achieve U.S. dollar LIBOR-based floating interest expense.

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

        We have performed sensitivity analyses as of October 31, 2014 and 2013, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments, financing receivables and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments, financing receivables and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2014 and 2013. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, investments and financing receivables, net of interest rate swaps, of $80 million at October 31, 2014 and $95 million at October 31, 2013.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
    Hewlett-Packard Company

        We have audited the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett-Packard Company and subsidiaries at October 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hewlett-Packard Company's internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 17, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
December 17, 2014

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
    Hewlett-Packard Company

        We have audited Hewlett-Packard Company's internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Hewlett-Packard Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Hewlett-Packard Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2014 and our report dated December 17, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
December 17, 2014

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

        HP's management assessed the effectiveness of HP's internal control over financial reporting as of October 31, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 framework). Based on the assessment by HP's management, we determined that HP's internal control over financial reporting was effective as of October 31, 2014. The effectiveness of HP's internal control over financial reporting as of October 31, 2014 has been audited by Ernst & Young LLP, HP's independent registered public accounting firm, as stated in their report which appears on page 82 of this Annual Report on Form 10-K.

/s/ MARGARET C. WHITMAN Margaret C. Whitman Chairman, President and Chief Executive Officer December 17, 2014	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer December 17, 2014

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2014	2013	2012
	In millions, except per share amounts
Net revenue:
Products	$73,726	$72,398	$77,887
Services	37,327	39,453	42,008
Financing income	401	447	462

Total net revenue	111,454	112,298	120,357

Costs and expenses:
Cost of products	56,469	55,632	59,468
Cost of services	28,093	30,436	32,600
Financing interest	277	312	317
Research and development	3,447	3,135	3,399
Selling, general and administrative	13,353	13,267	13,500
Amortization of intangible assets	1,000	1,373	1,784
Impairment of goodwill and intangible assets	—	—	18,035
Restructuring charges	1,619	990	2,266
Acquisition-related charges	11	22	45

Total operating expenses	104,269	105,167	131,414

Earnings (loss) from operations	7,185	7,131	(11,057)

Interest and other, net	(628)	(621)	(876)

Earnings (loss) before taxes	6,557	6,510	(11,933)
Provision for taxes	(1,544)	(1,397)	(717)

Net earnings (loss)	$5,013	$5,113	$(12,650)

Net earnings (loss) per share:
Basic	$2.66	$2.64	$(6.41)

Diluted	$2.62	$2.62	$(6.41)

Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,882	1,934	1,974

Diluted	1,912	1,950	1,974

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31
	2014	2013	2012
	In millions
Net earnings (loss)	$5,013	$5,113	$(12,650)

Other comprehensive (loss) income before taxes:
Change in unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	7	52	25
Gains reclassified into earnings	(1)	(49)	—

	6	3	25

Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	337	(243)	335
Losses (gains) reclassified into earnings	151	106	(399)

	488	(137)	(64)

Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(2,756)	1,953	(2,457)
Amortization of actuarial loss and prior service benefit	259	326	172
Curtailments, settlements and other	51	25	122

	(2,446)	2,304	(2,163)

Change in cumulative translation adjustment	(85)	(150)	(47)

Other comprehensive (loss) income before taxes	(2,037)	2,020	(2,249)
(Provision) benefit for taxes	(66)	(239)	188

Other comprehensive (loss) income, net of taxes	(2,103)	1,781	(2,061)

Comprehensive income (loss)	$2,910	$6,894	$(14,711)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	As of October 31
	2014	2013
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$15,133	$12,163
Accounts receivable	13,832	15,876
Financing receivables	2,946	3,144
Inventory	6,415	6,046
Other current assets	11,819	13,135

Total current assets	50,145	50,364

Property, plant and equipment	11,340	11,463
Long-term financing receivables and other assets	8,454	9,556
Goodwill	31,139	31,124
Intangible assets	2,128	3,169

Total assets	$103,206	$105,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,486	$5,979
Accounts payable	15,903	14,019
Employee compensation and benefits	4,209	4,436
Taxes on earnings	1,017	1,203
Deferred revenue	6,143	6,477
Accrued restructuring	898	901
Other accrued liabilities	12,079	12,506

Total current liabilities	43,735	45,521

Long-term debt	16,039	16,608
Other liabilities	16,305	15,891
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,839 and 1,908 shares issued and outstanding at October 31, 2014 and October 31, 2013, respectively)	18	19
Additional paid-in capital	3,430	5,465
Retained earnings	29,164	25,563
Accumulated other comprehensive loss	(5,881)	(3,778)

Total HP stockholders' equity	26,731	27,269
Non-controlling interests	396	387

Total stockholders' equity	27,127	27,656

Total liabilities and stockholders' equity	$103,206	$105,676

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2014	2013	2012
	In millions
Cash flows from operating activities:
Net earnings (loss)	$5,013	$5,113	$(12,650)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	4,334	4,611	5,095
Impairment of goodwill and intangible assets	—	—	18,035
Stock-based compensation expense	560	500	635
Provision for doubtful accounts	55	61	142
Provision for inventory	211	275	277
Restructuring charges	1,619	990	2,266
Deferred taxes on earnings	(34)	(410)	(711)
Excess tax benefit from stock-based compensation	(58)	(2)	(12)
Other, net	81	443	265
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	2,017	530	1,687
Financing receivables	420	484	(418)
Inventory	(580)	(4)	890
Accounts payable	1,912	541	(1,414)
Taxes on earnings	310	417	(320)
Restructuring	(1,506)	(904)	(840)
Other assets and liabilities	(2,021)	(1,037)	(2,356)

Net cash provided by operating activities	12,333	11,608	10,571

Cash flows from investing activities:
Investment in property, plant and equipment	(3,853)	(3,199)	(3,706)
Proceeds from sale of property, plant and equipment	843	653	617
Purchases of available-for-sale securities and other investments	(1,086)	(1,243)	(972)
Maturities and sales of available-for-sale securities and other investments	1,347	1,153	662
Payments made in connection with business acquisitions, net of cash acquired	(49)	(167)	(141)
Proceeds from business divestiture, net	6	—	87

Net cash used in investing activities	(2,792)	(2,803)	(3,453)

Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	148	(154)	(2,775)
Issuance of debt	2,875	279	5,154
Payment of debt	(6,037)	(5,721)	(4,333)
Issuance of common stock under employee stock plans	297	288	716
Repurchase of common stock	(2,728)	(1,532)	(1,619)
Excess tax benefit from stock-based compensation	58	2	12
Cash dividends paid	(1,184)	(1,105)	(1,015)

Net cash used in financing activities	(6,571)	(7,943)	(3,860)

Increase in cash and cash equivalents	2,970	862	3,258
Cash and cash equivalents at beginning of period	12,163	11,301	8,043

Cash and cash equivalents at end of period	$15,133	$12,163	$11,301

Supplemental cash flow disclosures:
Income taxes paid (net of refunds)	$1,267	$1,391	$1,750
Interest expense paid	678	837	856
Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital leases	$113	$3	$12

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
					Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total HP Stockholders' Equity	Non- controlling Interests	Total
	In millions, except number of shares in thousands
Balance October 31, 2011	1,990,506	$20	$6,837	$35,266	$(3,498)	$38,625	$379	$39,004
Net loss				(12,650)		(12,650)		(12,650)
Other comprehensive loss					(2,061)	(2,061)		(2,061)

Comprehensive loss						(14,711)		(14,711)

Issuance of common stock in connection with employee stock plans and other	39,068		682	1		683		683
Repurchases of common stock	(66,736)		(1,525)	(101)		(1,626)		(1,626)
Tax deficiency from employee stock plans			(175)			(175)		(175)
Cash dividends declared				(995)		(995)		(995)
Stock-based compensation expense			635			635		635
Changes in non-controlling interest							18	18

Balance October 31, 2012	1,962,838	$20	$6,454	$21,521	$(5,559)	$22,436	$397	$22,833
Net earnings				5,113		5,113		5,113
Other comprehensive income					1,781	1,781		1,781

Comprehensive income						6,894		6,894

Issuance of common stock in connection with employee stock plans and other	22,950		210	(2)		208		208
Repurchases of common stock	(77,905)	(1)	(1,550)	5		(1,546)		(1,546)
Tax deficiency from employee stock plans			(149)			(149)		(149)
Cash dividends declared				(1,074)		(1,074)		(1,074)
Stock-based compensation expense			500			500		500
Changes in non-controlling interest							(10)	(10)

Balance October 31, 2013	1,907,883	$19	$5,465	$25,563	$(3,778)	$27,269	$387	$27,656
Net earnings				5,013		5,013		5,013
Other comprehensive income					(2,103)	(2,103)		(2,103)

Comprehensive income						2,910		2,910

Issuance of common stock in connection with employee stock plans and other	23,785		142	1		143		143
Repurchases of common stock	(92,380)	(1)	(2,694)	(262)		(2,957)		(2,957)
Tax deficiency from employee stock plans			(43)			(43)		(43)
Cash dividends declared				(1,151)		(1,151)		(1,151)
Stock-based compensation expense			560			560		560
Changes in non-controlling interest							9	9

Balance October 31, 2014	1,839,288	$18	$3,430	$29,164	$(5,881)	$26,731	$396	$27,127

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Hewlett-Packard Company ("HP") and the subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. HP accounts for investments in companies over which HP has the ability to exercise significant influence but does not hold a controlling interest under the equity method, and HP records its proportionate share of income or losses in Interest and other, net in the Consolidated Statements of Earnings. HP presents non-controlling interests as a separate component within Total stockholder's equity in the Consolidated Balance Sheets. Net earnings attributable to the non-controlling interests are eliminated within Interest and other, net in the Consolidated Statements of Earnings and are not presented separately as they were not material for any period presented. HP has eliminated all intercompany accounts and transactions.

Reclassifications

        HP has made certain segment and business unit realignments in order to optimize its operating structure. Reclassifications of certain prior-year segment and business unit financial information have been made to conform to the current-year presentation. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share ("EPS"). See Note 2 for a further discussion of HP's segment reorganization.

Use of Estimates

        The preparation of financial statements in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Foreign Currency Translation

        HP predominately uses the U.S. dollar as its functional currency. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for nonmonetary assets and liabilities. Net revenue, costs and expenses denominated in non-U.S. dollars are recorded in U.S. dollars at monthly average exchange rates prevailing during the period. HP includes gains or losses from foreign currency remeasurement in Interest and other, net in the Consolidated Statements of Earnings. Certain non-U.S. subsidiaries designate the local currency as their functional currency, and HP records the translation of their assets and liabilities into U.S. dollars at the balance sheet date as translation adjustments and includes them as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets.

Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. HP is required to adopt the amendments in the first quarter of fiscal 2018. Early adoption is

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. HP is currently evaluating the impact of these amendments and the transition alternatives on its Consolidated Financial Statements.

        In April 2014, the FASB issued guidance which changes the criteria for identifying a discontinued operation. The guidance limits the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. HP is required to adopt the guidance in the first quarter of fiscal 2016, with early adoption permitted for transactions that have not been reported in financial statements previously issued.

        In July 2013, the FASB issued a new accounting standard requiring the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. HP is required to adopt this new standard on a prospective basis in the first quarter of fiscal 2015; however, early adoption is permitted as is retrospective application. HP will adopt the new standard in the first fiscal quarter of 2015 on a prospective basis. Adoption of the new standard is not expected to have a material effect on HP's Consolidated Financial Statements.

Revenue Recognition

  General

        HP recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable, and collectibility is reasonably assured. Additionally, HP recognizes hardware revenue on sales to channel partners, including resellers, distributors or value-added solution providers at the time of delivery when the channel partners have economic substance apart from HP, and HP has completed its obligations related to the sale. HP generally recognizes revenue for its standalone software sales to channel partners on receipt of evidence that the software has been sold to a specific end user. HP limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified refund or return rights.

        HP reduces revenue for customer and distributor programs and incentive offerings, including price protection, rebates, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require HP to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. For certain incentive programs, HP estimates the number of customers expected to redeem the incentive based on historical experience and the specific terms and conditions of the incentive.

        In instances when revenue is derived from sales of third-party vendor products or services, HP records revenue on a gross basis when HP is a principal to the transaction and on a net basis when HP is acting as an agent between the customer and the vendor. HP considers several factors to determine whether it is acting as a principal or an agent, most notably whether HP is the primary obligor to the customer, has established its own pricing and has inventory and credit risks.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

        HP reports revenue net of any taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

  Multiple element arrangements

        When a sales arrangement contains multiple elements or deliverables, such as hardware and software products, and/or services, HP allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE") of selling price, if available, third party evidence ("TPE") if VSOE of selling price is not available, or estimated selling price ("ESP") if neither VSOE of selling price nor TPE is available. HP establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. HP establishes TPE of selling price by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. HP establishes ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions, such as competitor pricing strategies and technology life cycles. In arrangements with multiple elements, HP allocates the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price.

        In multiple element arrangements that include software that is more-than-incidental, HP allocates the transaction price to the individual units of accounting for the non-software deliverables and to the software deliverables as a group using the relative selling price of each of the deliverables in the arrangement based on the selling price hierarchy. If the arrangement contains more than one software deliverable, the transaction price allocated to the group of software deliverables is then allocated to each component software deliverable.

        HP evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. For elements with no standalone value, HP recognizes revenue consistent with the pattern of the associated deliverables. If the arrangement includes a customer-negotiated refund or return right or other contingency relative to the delivered items, and the delivery and performance of the undelivered items is considered probable and substantially within HP's control, the delivered element constitutes a separate unit of accounting. In arrangements with combined units of accounting, changes in the allocation of the transaction price between elements may impact the timing of revenue recognition for the contract but will not change the total revenue recognized for the contract.

  Product revenue

  Hardware

        Under HP's standard terms and conditions of sale, HP transfers title and risk of loss to the customer at the time product is delivered to the customer and recognizes revenue accordingly, unless customer acceptance is uncertain or significant obligations to the customer remain. HP reduces revenue for estimated customer returns, price protection, rebates and other programs offered under sales agreements established by HP with its distributors and resellers. HP records revenue from the sale of equipment under sales-type leases as product revenue at the inception of the lease. HP accrues the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

estimated cost of post-sale obligations, including standard product warranties, based on historical experience at the time HP recognizes revenue.

  Software

        HP recognizes revenue from perpetual software licenses at the inception of the license term, assuming all revenue recognition criteria have been satisfied. Term-based software license revenue is generally recognized ratably over the term of the license. HP uses the residual method to allocate revenue to software licenses at inception of the arrangement when VSOE of fair value for all undelivered elements, such as post-contract support, exists and all other revenue recognition criteria have been satisfied. HP recognizes revenue from maintenance and unspecified upgrades or updates provided on a when-and-if-available basis ratably over the period during which such items are delivered.

        HP recognizes revenue for hosting or software-as-a-service ("SaaS") arrangements as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In hosting arrangements where software licenses are sold, HP recognizes the license revenue according to whether perpetual or term licenses are sold, when all other revenue recognition criteria are satisfied. In hosting arrangements that include software licenses, HP considers the rights provided to the customer (e.g., ownership of a license, contract termination provisions and the feasibility of the customer to operate the software) in determining when to recognize revenue for the licenses.

  Services revenue

        HP recognizes revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements, ratably over the contract period and recognizes the costs associated with these contracts as incurred. For time and material contracts, HP recognizes revenue as services are rendered and recognizes costs as they are incurred.

        HP recognizes revenue from certain fixed-price contracts, such as consulting arrangements, as work progresses over the contract period on a proportional performance basis, as determined by the percentage of labor costs incurred to date compared to the total estimated contract labor costs of a contract. HP recognizes revenue on fixed-price contracts for design and build projects (to design, develop and construct software and systems) using the percentage-of-completion method. HP uses the cost-to-cost method to measure progress toward completion as determined by the percentage of cost incurred to date compared to the total estimated costs of the project. Estimates of total project costs for fixed-price contracts are regularly revised during the life of a contract. Provisions for estimated losses on fixed-priced contracts are recognized in the period when such losses become known. If reasonable and reliable cost estimates for a project cannot be made, HP uses the completed contract method and recognizes revenue and costs upon service completion.

        HP generally recognizes outsourcing services revenue in the period when the service is provided and the amount earned is not contingent on the occurrence of any future event. HP recognizes revenue using an objective measure of output for unit-priced contracts. Revenue for fixed-price outsourcing contracts with periodic billings is recognized on a straight-line basis if the service is provided evenly during the contract term. Provisions for estimated losses on outsourcing arrangements are recognized in the period when such losses become probable and estimable.

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

  Deferred revenue and deferred costs

        HP records amounts invoiced to customers in excess of revenue recognized as deferred revenue until the revenue recognition criteria are satisfied. HP records revenue that is earned and recognized in excess of amounts invoiced on services contracts as trade receivables.

        Deferred revenue represents amounts invoiced in advance for product support contracts, software customer support contracts, outsourcing startup services work, consulting and integration projects, product sales or leasing income.

        HP recognizes costs associated with outsourcing contracts as incurred, unless such costs are considered direct and incremental to the startup phase of the contract, in which case HP defers these costs during the startup phase and subsequently amortizes such costs over the period that outsourcing services are provided, once those services commence. HP amortizes deferred contract costs on a straight-line basis over the remaining term of the contract unless facts and circumstances of the contract indicate a shorter period is more appropriate. Based on actual and projected contract financial performance indicators, HP analyzes the recoverability of deferred contract costs using the undiscounted estimated cash flows of the contract over its remaining term. If such undiscounted cash flows are insufficient to recover the carrying amount of deferred contract costs and long-lived assets directly associated with the contract, the deferred contract costs are first impaired. If a cash flow deficiency remains after reducing the carrying amount of the deferred contract costs to zero, HP evaluates any remaining long-lived assets related to that contract for impairment.

Shipping and Handling

        HP includes costs related to shipping and handling in cost of sales.

Stock-Based Compensation

        HP determines stock-based compensation expense based on the measurement date fair value of the award. HP recognizes compensation cost only for those awards expected to meet the service and performance vesting conditions on a straight-line basis over the requisite service period of the award. HP determines compensation costs at the aggregate grant level for service-based awards and at the individual vesting tranche level for awards with performance and/or market conditions. HP estimates the forfeiture rate based on its historical experience.

Retirement and Post-Retirement Plans

        HP has various defined benefit, other contributory and noncontributory retirement and post-retirement plans. HP generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the average remaining estimated service life of participants. In some cases, HP amortizes actuarial

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

gains and losses using the corridor approach. See Note 4 for a full description of these plans and the accounting and funding policies.

Advertising

        Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Such costs totaled approximately $784 million in fiscal 2014, $878 million in fiscal 2013 and $1.0 billion in fiscal 2012.

Restructuring

        HP records charges associated with management-approved restructuring plans to reorganize one or more of HP's business segments, to remove duplicative headcount and infrastructure associated with business acquisitions or to simplify business processes and accelerate innovation. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. HP records restructuring charges based on estimated employee terminations and site closure and consolidation plans. HP accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determing severance accruals are based on existing plans, historical experiences and negotiated settlements.

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

        HP records accruals for uncertain tax positions when HP believes that it is not more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. HP makes adjustments to these accruals when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of adjustments for uncertain tax positions, as well as any related interest and penalties.

Accounts Receivable

        HP establishes an allowance for doubtful accounts for accounts receivable. HP records a specific reserve for individual accounts when HP becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. If there are additional changes in circumstances related to the specific customer, HP further adjusts estimates of the recoverability of receivables. HP maintains bad debt reserves for all other customers based on a variety of factors, including the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, the financial condition of customers, the length of time receivables are past due, trends in the weighted-average risk rating for the portfolio, macroeconomic conditions, information derived from competitive benchmarking, significant one-time events and historical experience. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

        HP has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. These financing arrangements, which in certain cases provide for partial recourse, result in the transfer of HP's trade receivables to a third party. HP reflects amounts transferred to, but not yet collected from, the third party in accounts receivable in the Consolidated Balance Sheets. For arrangements involving an element of recourse, the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Balance Sheets.

Concentrations of Risk

        Financial instruments that potentially subject HP to significant concentrations of credit risk consist principally of cash and cash equivalents, investments, receivables from trade customers and contract manufacturers, financing receivables and derivatives.

        HP maintains cash and cash equivalents, investments, derivatives and certain other financial instruments with various financial institutions. These financial institutions are located in many different geographic regions, and HP's policy is designed to limit exposure from any particular institution. As part of its risk management processes, HP performs periodic evaluations of the relative credit standing of these financial institutions. HP has not sustained material credit losses from instruments held at these financial institutions. HP utilizes derivative contracts to protect against the effects of foreign currency and interest rate exposures. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss.

        HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors' and resellers' aggregated business deteriorates substantially, HP's operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe, collectively represented approximately 20% and 21% of gross accounts receivable at October 31, 2014 and 2013, respectively. No single customer accounts for more than 10% of gross accounts receivable. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographic regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances.

        HP utilizes outsourced manufacturers around the world to manufacture HP-designed products. HP may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 90% and 82% of HP's supplier receivables of $1.0 billion and $1.0 billion at October 31, 2014 and 2013, respectively. HP includes the supplier receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. HP's credit risk associated with these receivables is mitigated wholly or in part, by the amount HP owes to these outsourced manufacturers, as HP generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. HP does not reflect the sale of these components in revenue and does not recognize any profit on these component sales until the related products are sold by HP, at which time any profit is recognized as a reduction to cost of sales.

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

Property, Plant and Equipment

        HP states property, plant and equipment at cost less accumulated depreciation. HP capitalizes additions and improvements and expenses maintenance and repairs as incurred. Depreciation expense is recognized on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives are five to 40 years for buildings and improvements and three to 15 years for machinery and equipment. HP depreciates leasehold improvements over the life of the lease or the asset, whichever is shorter. HP depreciates equipment held for lease over the initial term of the lease to the equipment's estimated residual value. The estimated useful lives of assets used solely to support a customer services contract generally do not exceed the term of the customer contract. On retirement or disposition, the asset cost and related accumulated depreciation are removed from the Consolidated Balance Sheets with any gain or loss recognized in the Consolidated Statements of Earnings.

        HP capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software. HP amortizes capitalized internal use software costs using the straight-line method over the estimated useful lives of the software, generally from three to five years.

Software Development Costs

        HP capitalizes costs incurred to acquire or develop software for resale subsequent to establishing technological feasibility for the software, if significant. HP amortizes capitalized software development costs using the greater of the straight-line amortization method or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The estimated useful life for capitalized software for resale is generally three years or less. Software development costs incurred subsequent to establishing technological feasibility are generally not significant.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

Business Combinations

        HP includes the results of operations of acquired businesses in HP's consolidated results prospectively from the date of acquisition. HP allocates the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and HP and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

Goodwill

        HP reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. While HP is permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for its annual goodwill impairment test in the fourth quarter of fiscal 2014, HP performed a quantitative test for all of its reporting units.

        Goodwill is tested for impairment at the reporting unit level. At the beginning of its first quarter of fiscal 2014, HP made a change to its reporting units. In connection with continued operational synergies and interdependencies between the Enterprise Servers, Storage and Networking reporting unit and the Technology Services ("TS") reporting unit within the Enterprise Group ("EG") segment, HP combined these reporting units to create the EG reporting unit. As of October 31, 2014, HP's reporting units are consistent with the reportable segments identified in Note 2, except for Enterprise Services ("ES"), which consists of two reporting units: MphasiS Limited and the remainder of ES.

        In the first step of the impairment test, HP compares the fair value of each reporting unit to its carrying amount. HP estimates the fair value of its reporting units using a weighting of fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, HP estimates the fair value of a reporting unit based on the present value of estimated future cash flows. HP bases cash flow projections on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. HP bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, HP estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. HP weights the fair value derived from the market approach depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, HP estimates the fair value of a reporting unit using only the income approach. For the MphasiS Limited reporting unit, HP utilized the quoted market price in an active market to estimate fair value.

        In order to assess the reasonableness of the estimated fair value of HP's reporting units, HP compares the aggregate reporting unit fair value to HP's market capitalization and calculates an implied control premium (the excess of the sum of the reporting units' fair value over HP's market

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

capitalization). HP evaluates the control premium by comparing it to observable control premiums from recent comparable transactions. If the implied control premium is not believed to be reasonable in light of these recent transactions, HP reevaluates reporting unit fair values, which may result in an adjustment to the discount rate and/or other assumptions. This reevaluation could result in a change to the estimated fair value for certain or all reporting units.

        If the fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying amount, then HP performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any. In the second step, HP measures the reporting unit's assets, including any unrecognized intangible assets, liabilities and non-controlling interests at fair value in a hypothetical analysis to calculate the implied fair value of goodwill for the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than its carrying amount, the difference is recorded as an impairment loss.

Intangible Assets and Long-Lived Assets

        HP reviews intangible assets with finite lives and long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. HP assesses the recoverability of assets based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the undiscounted future cash flows are less than the carrying amount, the asset is impaired. HP measures the amount of impairment loss, if any, as the difference between the carrying amount of the asset and its fair value using an income approach or, when available and appropriate, using a market approach. HP amortizes intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from one to ten years.

Debt and Marketable Equity Securities Investments

        Debt and marketable equity securities are generally considered available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, in Accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses for available-for-sale securities are calculated based on the specific identification method and included in Interest and other, net in the Consolidated Statements of Earnings. HP monitors its investment portfolio for potential impairment on a quarterly basis. When the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary (i.e., when HP does not intend to sell the debt securities and it is not more likely than not that HP will be required to sell the debt securities prior to anticipated recovery of its amortized cost basis), HP records an impairment charge to Interest and other, net in the amount of the credit loss and the balance, if any, is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets.

Derivatives

        HP uses derivative financial instruments, primarily forwards, swaps, and options, to hedge certain foreign currency and interest rate exposures. HP also may use other derivative instruments not designated as hedges, such as forwards used to hedge foreign currency balance sheet exposures. HP

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

does not use derivative financial instruments for speculative purposes. See Note 11 for a full description of HP's derivative financial instrument activities and related accounting policies.

Loss Contingencies

        HP is involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. HP records a liability for contingencies when it believes it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. See Note 15 for a full description of HP's loss contingencies and related accounting policies.

Note 2: Segment Information

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs") and large enterprises, including customers in the government, health and education sectors. HP's offerings span personal computing and other access devices; imaging- and printing-related products and services; enterprise information technology ("IT") infrastructure, including enterprise server and storage technology, networking products and solutions, and technology support and maintenance; multi-vendor customer services, including technology consulting, outsourcing and support services across infrastructure, applications and business process domains; and IT management software, application testing and delivery software, information management solutions, big data analytics, security intelligence and risk management solutions.

        HP's operations are organized into seven segments for financial reporting purposes: Personal Systems, Printing, the EG, ES, Software, HP Financial Services ("HPFS") and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by HP's management to evaluate segment results.

        The Personal Systems segment and the Printing segment are structured beneath a broader Printing and Personal Systems Group ("PPS"). While PPS is not a reportable segment, HP may provide financial data aggregating the Personal Systems and the Printing segments in order to provide a supplementary view of its business.

        A summary description of each segment follows.

        The Printing and Personal Systems Group's mission is to leverage the respective strengths of the Personal Systems business and the Printing business by creating a unified organization that is customer-focused and poised to capitalize on rapidly shifting industry trends. Each of the segments within PPS is described below.

        Personal Systems provides commercial Personal Computers ("PCs"), consumer PCs, workstations, thin clients, tablets, retail point-of-sale systems, calculators and other related accessories, software, support and services for the commercial and consumer markets. HP groups commercial notebooks, commercial desktops, commercial tablets, workstations and thin clients into commercial clients and consumer notebooks, consumer desktops and consumer tablets into consumer clients when describing performance in these markets. Described below are HP's global business capabilities within Personal Systems.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Segment Information (Continued)

  •
  Commercial PCs are optimized for use by customers, including enterprise and SMB customers, and for connectivity, reliability and manageability in networked environments.

  •
  Consumer PCs include the HP Spectre, HP ENVY, HP Pavilion, HP Chromebook, HP Split and HP Slate series of multi-media consumer notebooks, consumer tablets, hybrids and desktops.

        Printing provides consumer and commercial printer hardware, supplies, media, software and services, as well as scanning devices. Printing is also focused on imaging solutions in the commercial markets. HP groups LaserJet, large format printers and commercial inkjet printers into commercial hardware and consumer inkjet printers into consumer hardware when describing performance in these markets. Described below are HP's global business capabilities within Printing.

  •
  LaserJet and Enterprise Solutions deliver HP's LaserJet and enterprise products, services and solutions to the SMB and enterprise segments. Managed Print Services provides printing equipment, supplies, support, workflow optimization and security services for SMB and enterprise customers around the world, utilizing proprietary HP tools and fleet management solutions as well as third-party software.

  •
  Inkjet and Printing Solutions deliver HP's consumer and SMB inkjet solutions (hardware, supplies, media, and web-connected hardware and services). Ongoing initiatives and programs such as Ink in the Office and Ink Advantage and newer initiatives such as Instant Ink provide innovative printing solutions to consumers and SMBs.

  •
  Graphics Solutions delivers large format printers (Designjet, Large Format Production, and Scitex Industrial), specialty printing, digital press solutions (Indigo and Inkjet Webpress), supplies and services to print service providers and design & rendering customers.

  •
  Software and Web Services delivers a suite of offerings, including photo-storage and printing offerings (such as Snapfish), document storage, entertainment services, web-connected printing, and PC back-up and related services.

        The Enterprise Group provides servers, storage, networking and technology services that, when combined with HP's Cloud solutions, enable customers to manage applications across public cloud, virtual private cloud, private cloud and traditional IT environments. Described below are HP's business units and capabilities within EG.

  •
  Industry Standard Servers offers a range of products from entry-level servers through premium ProLiant servers, which run primarily Windows, Linux and virtualization platforms from software providers such as Microsoft and VMware and open sourced software from other major vendors while leveraging x86 processors from Intel and AMD.

  •
  Business Critical Systems offers HP Integrity servers based on the Intel® Itanium® processor, HP Integrity NonStop solutions and mission-critical x86 ProLiant servers.

  •
  Storage offers traditional storage and Converged Storage solutions. Traditional storage includes tape, storage networking and legacy external disk products such as EVA and XP. Converged Storage solutions include 3PAR StoreServ, StoreOnce and StoreVirtual products.

  •
  Networking offers switches, routers, wireless local area network and network management products that span the data center, campus and branch environments and deliver software-defined networking and unified communications capabilities.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Segment Information (Continued)

  •
  Technology Services provides support services and technology consulting optimizing EG's hardware platforms, and focuses on cloud, mobility and big data. These services are available in the form of service contracts, pre-packaged offerings or on a customized basis.

        Enterprise Services provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains. ES is comprised of Infrastructure Technology Outsourcing, Application and Business Services.

  •
  Infrastructure Technology Outsourcing delivers comprehensive services that encompass the management of data centers, IT security, cloud computing, workplace technology, networks, unified communications and enterprise service management.

  •
  Application and Business Services helps clients develop, revitalize and manage their applications and information assets.

        Software provides IT management, application testing and delivery, information management, big data analytics, security intelligence and risk management solutions for businesses and enterprises of all sizes. Our software offerings include licenses, support, professional services and SaaS.

        HP Financial Services provides flexible investment solutions, such as leasing, financing, utility programs and asset management services, for customers to enable the creation of unique technology deployment models and acquire complete IT solutions, including hardware, software and services from HP and others. Providing flexible services and capabilities that support the entire IT lifecycle, HPFS partners with customers globally to help build investment strategies that enhance their business agility and support their business transformation. HPFS offers a wide selection of investment solution capabilities for large enterprise customers and channel partners, along with an array of financial options to SMBs and educational and governmental entities.

        Corporate Investments includes HP Labs and certain cloud-related business incubation projects among others.

Segment Policy

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

        Segment revenue includes revenues from sales to external customers and intersegment revenues that reflect transactions between the segments on an arm's-length basis. Intersegment revenues primarily consist of sales of hardware and software that are sourced internally and, in the majority of the cases, are financed as operating leases by HPFS. HP's consolidated net revenue is derived and reported after the elimination of intersegment revenues from such arrangements.

        HP periodically engages in intercompany licensing arrangements that may result in advance payments between subsidiaries. Revenues from intercompany licensing arrangements are deferred and recognized ratably over the term of the arrangement by the legal entities involved in such transactions; however, these payments are eliminated from revenues as reported by HP and its business segments. As disclosed in Note 6, during fiscal 2014, HP executed a multi-year intercompany licensing

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Segment Information (Continued)

arrangement on which advanced royalty payments of $10.4 billion were received in the U.S. from a foreign consolidated affiliate. Deferred intercompany royalty revenues of $9.9 billion will be recognized over the life of the arrangement through 2029 in the respective legal entities, but eliminated from both HP consolidated and segment revenues.

        Financing interest in the Consolidated Statements of Earnings reflects interest expense on debt attributable to HPFS. Debt attributable to HPFS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with HPFS and its subsidiaries.

        HP does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate governance costs, stock-based compensation expense, amortization of intangible assets, impairment of goodwill and intangible assets, restructuring charges and acquisition-related charges.

Segment Realignment

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

        HP has reflected these changes to its segment information retrospectively to the earliest period presented, which has resulted in the transfer of revenue among the Printing, Personal Systems, EG, ES and Software segments and the transfer of operating profit among the Printing, Personal Systems, EG, Software and Corporate Investments segments. These changes had no impact on the previously reported financial results for the HPFS segment. In addition, none of these changes impacted HP's previously reported consolidated net revenue, earnings from operations, net earnings or net EPS.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Segment Information (Continued)

Segment Operating Results

	Printing and Personal Systems
	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
	In millions
2014
Net revenue	$33,304	$22,719	$26,809	$21,297	$3,607	$3,416	$302	$111,454
Intersegment net revenue and other	999	260	1,005	1,101	326	82	—	3,773

Total segment net revenue	$34,303	$22,979	$27,814	$22,398	$3,933	$3,498	$302	$115,227

Earnings (loss) from operations	$1,270	$4,185	$4,008	$803	$872	$389	$(199)	$11,328

2013
Net revenue	$31,232	$23,685	$27,045	$23,041	$3,701	$3,570	$24	$112,298
Intersegment net revenue and other	947	211	1,036	1,020	320	59	—	3,593

Total segment net revenue	$32,179	$23,896	$28,081	$24,061	$4,021	$3,629	$24	$115,891

Earnings (loss) from operations	$980	$3,933	$4,259	$679	$868	$399	$(316)	$10,802

2012
Net revenue	$34,892	$24,317	$28,349	$25,090	$3,868	$3,784	$57	$120,357
Intersegment net revenue and other	951	221	1,294	903	303	35	1	3,708

Total segment net revenue	$35,843	$24,538	$29,643	$25,993	$4,171	$3,819	$58	$124,065

Earnings (loss) from operations	$1,724	$3,612	$5,123	$1,045	$836	$388	$(233)	$12,495

        The reconciliation of segment operating results to HP consolidated results was as follows:

	For the fiscal years ended October 31
	2014	2013	2012
	In millions
Net Revenue:
Total segments	$115,227	$115,891	$124,065
Elimination of intersegment net revenue and other	(3,773)	(3,593)	(3,708)

Total HP consolidated net revenue	$111,454	$112,298	$120,357

Earnings before taxes:
Total segment earnings from operations	$11,328	$10,802	$12,495
Corporate and unallocated costs and eliminations	(953)	(786)	(787)
Stock-based compensation expense	(560)	(500)	(635)
Amortization of intangible assets	(1,000)	(1,373)	(1,784)
Impairment of goodwill and intangible assets	—	—	(18,035)
Restructuring charges	(1,619)	(990)	(2,266)
Acquisition-related charges	(11)	(22)	(45)
Interest and other, net	(628)	(621)	(876)

Total HP consolidated earnings (loss) before taxes	$6,557	$6,510	$(11,933)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Segment Information (Continued)

Segment Assets

        HP allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to HP consolidated assets were as follows:

	As of October 31
	2014	2013(1)
	In millions
Personal Systems	$12,104	$11,690
Printing	10,063	11,088

Printing and Personal Systems Group	22,167	22,778

Enterprise Group	27,236	29,759
Enterprise Services	13,472	16,217
Software	11,575	11,940
HP Financial Services	13,529	12,746
Corporate Investments	34	105
Corporate and unallocated assets	15,193	12,131

Total HP consolidated assets	$103,206	$105,676

(1)
HP has revised the presentation for the fiscal year ended October 31, 2013 in order to present comparable information with the current year period.

  Major Customers

        No single customer represented 10% or more of HP's total net revenue in any fiscal year presented.

  Geographic Information

        Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2014, 2013 and 2012, other than the U.S., no country represented more than 10% of HP net revenue.

        Net revenue by country in which HP operates was as follows:

	For the fiscal years ended October 31
	2014	2013	2012
	In millions
U.S.	$38,805	$40,284	$42,140
Other countries	72,649	72,014	78,217

Total net revenue	$111,454	$112,298	$120,357

        As of October 31, 2014, the U.S., Netherlands and Ireland each represented more than 10% of net assets. As of October 31, 2013, the U.S., the Cayman Islands and Ireland each represented 10% or more of net assets.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Segment Information (Continued)

        Net property, plant and equipment by country in which HP operates was as follows:

	As of October 31
	2014	2013
	In millions
U.S.	$5,668	$5,546
The United Kingdom.	1,053	1,090
Other countries	4,619	4,827

Total net property, plant and equipment	$11,340	$11,463

        Net revenue by segment and business unit was as follows:

	For the fiscal years ended October 31
	2014	2013	2012
	In millions
Notebooks	$17,540	$16,029	$18,830
Desktops	13,197	12,844	13,888
Workstations	2,218	2,147	2,148
Other	1,348	1,159	977

Personal Systems	34,303	32,179	35,843

Supplies	14,917	15,716	16,151
Commercial Hardware	5,717	5,744	5,946
Consumer Hardware	2,345	2,436	2,441

Printing	22,979	23,896	24,538

Total Printing and Personal Systems Group	57,282	56,075	60,381

Industry Standard Servers	12,474	12,102	12,582
Technology Services	8,466	8,788	9,152
Storage	3,316	3,475	3,815
Networking	2,629	2,526	2,482
Business Critical Systems	929	1,190	1,612

Enterprise Group	27,814	28,081	29,643

Infrastructure Technology Outsourcing	14,038	15,223	16,176
Application and Business Services	8,360	8,838	9,817

Enterprise Services	22,398	24,061	25,993

Software	3,933	4,021	4,171
HP Financial Services	3,498	3,629	3,819
Corporate Investments	302	24	58

Total segment net revenue	115,227	115,891	124,065

Eliminations of intersegment net revenue and other	(3,773)	(3,593)	(3,708)

Total net revenue	$111,454	$112,298	$120,357

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring

  Summary of Restructuring Plans

        HP's restructuring activities in fiscal 2014 summarized by plan were as follows:

		Fiscal 2014				As of October 31, 2014
	Balance, October 31, 2013	Charges	Cash Payments	Other Adjustments and Non-Cash Settlements	Balance, October 31, 2014	Total Costs Incurred to Date	Total Expected Costs to Be Incurred
	In millions
Fiscal 2012 Plan
Severance and EER	$945	$1,357	$(1,233)	$(114)	$955	$4,393	$5,000
Infrastructure and other	40	268	(208)	(2)	98	515	540

Total 2012 Plan	985	1,625	(1,441)	(116)	1,053	4,908	5,540
Other Plans:
Severance	10	—	(3)	—	7	2,629	2,629
Infrastructure	122	(6)	(62)	—	54	1,433	1,437

Total Other Plans	132	(6)	(65)	—	61	4,062	4,066

Total restructuring plans	$1,117	$1,619	$(1,506)	$(116)	$1,114	$8,970	$9,606

Reflected in Consolidated Balance Sheets:
Accrued restructuring	$901				$898

Other liabilities	$216				$216

  Fiscal 2012 Restructuring Plan

        On May 23, 2012, HP adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As of October 31, 2013, HP estimated that it would eliminate approximately 34,000 positions in connection with the 2012 Plan through fiscal 2014, with a portion of those employees exiting the company as part of voluntary enhanced early retirement ("EER") programs in the U.S. and in certain other countries. As of October 31, 2013, HP estimated that it would recognize approximately $4.1 billion in aggregate charges in connection with the 2012 Plan.

        In fiscal 2014, HP increased the expected number of positions to be eliminated to 55,000 as HP continued to optimize the workforce and reengineer business processes to be more competitive and meet its objectives. As a result, as of October 31, 2014, HP estimates that it will recognize approximately $5.5 billion in aggregate charges in connection with the 2012 Plan. As of October 31, 2014, HP had recorded $4.9 billion in aggregate charges of which $4.4 billion related to workforce reductions and $515 million related to infrastructure, including data center and real estate consolidation, and other items. As of October 31, 2014, HP had eliminated approximately 40,900 positions for which a severance payment has been or will be made as part of the 2012 Plan. The severance- and infrastructure-related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring (Continued)

  Other Plans

        Restructuring plans initiated by HP in fiscal 2008 and 2010 were substantially completed as of October 31, 2014. Severance- and infrastructure-related cash payments associated with the other plans are expected to be paid out through fiscal 2019.

Note 4: Retirement and Post-Retirement Benefit Plans

  Defined Benefit Plans

        HP sponsors a number of defined benefit pension plans worldwide, of which the most significant are in the United States. Both the HP Pension Plan ("Pension Plan"), a defined benefit pension plan under which benefits are based on pay and years of service, and the HP Company Cash Account Pension Plan ("Cash Account Pension Plan"), under which benefits are accrued pursuant to a formula based on a percentage of pay plus interest, were frozen effective January 1, 2008. The Cash Account Pension Plan was merged into the HP Pension Plan in 2005 for certain funding and investment purposes. Effective October 30, 2009 the Electronic Data Systems Corporation ("EDS") U.S. qualified pension plan was also merged into the Pension Plan. The EDS pension plan was frozen effective January 1, 2009.

        HP reduces the benefit payable to certain U.S. employees under the Pension Plan for service before 1993, if any, by any amounts due to the employee under HP's frozen defined contribution Deferred Profit-Sharing Plan ("DPSP"). HP closed the DPSP to new participants in 1993. The DPSP plan obligations are equal to the plan assets and are recognized as an offset to the Pension Plan when HP calculates its defined benefit pension cost and obligations. The fair value of plan assets and projected benefit obligations for the U.S. defined benefit plans combined with the DPSP were as follows:

	For the fiscal years ended October 31
	2014		2013
	Plan Assets	Projected Benefit Obligation	Plan Assets	Projected Benefit Obligation
	In millions
U.S. defined benefit plans	$11,979	$13,756	$10,866	$11,866
DPSP	828	828	837	837

Total	$12,807	$14,584	$11,703	$12,703

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

  Post-Retirement Benefit Plans

        HP sponsors retiree health and welfare benefit plans, of which the most significant are in the U.S. Under the HP Retiree Welfare Benefits Plan, certain pre-2003 retirees and grandfathered participants with continuous service to HP since 2002 are eligible to receive partially-subsidized medical coverage based on years of service at retirement. Former grandfathered employees of Digital Equipment Corporation also receive partially-subsidized medical benefits that are not service-based. HP's share of the premium cost is capped for all subsidized medical coverage provided under the HP Retiree Welfare Benefits Plan. HP currently leverages the employer group waiver plan process to provide HP Retiree Welfare Benefits Plan post-65 prescription drug coverage under Medicare Part D, thereby giving HP access to federal subsidies to help pay for retiree benefits.

        Certain employees not grandfathered under the above programs, as well as employees hired after 2002 but before August 2008, are eligible for credits under the HP Retirement Medical Savings Account Plan ("RMSA") upon attaining age 45. Credits offered after September 2008 are provided in the form of matching credits on employee contributions made to a voluntary employee beneficiary association. On retirement, former employees may use these credits for the reimbursement of certain eligible medical expenses, including premiums required for coverage.

  Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $573 million in fiscal 2014, $603 million in fiscal 2013 and $628 million in fiscal 2012. U.S. employees are automatically enrolled in the Hewlett-Packard Company 401(k) Plan ("HP 401(k) Plan") when they meet eligibility requirements, unless they decline participation.

        The quarterly employer matching contributions in the HP 401(K) Plan are 100% of an employee's contributions, up to a maximum of 4% of eligible compensation.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

  Pension and Post-Retirement Benefit Expense

        HP's net pension and post-retirement benefit (credit) cost recognized in the Consolidated Statements of Earnings was as follows:

	For the fiscal years ended October 31
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$1	$1	$1	$308	$337	$294	$5	$6	$7
Interest cost	569	560	566	737	676	690	32	31	35
Expected return on plan assets	(811)	(845)	(793)	(1,140)	(1,007)	(816)	(34)	(34)	(38)
Amortization and deferrals:
Actuarial loss (gain)	15	77	43	318	341	235	(10)	2	(3)
Prior service benefit	—	—	—	(23)	(27)	(24)	(41)	(67)	(79)

Net periodic benefit (credit) cost	(226)	(207)	(183)	200	320	379	(48)	(62)	(78)

Curtailment (gain) loss	—	—	—	(7)	(3)	4	—	(7)	(30)
Settlement loss (gain)	1	12	11	12	18	(18)	—	—	—
Special termination benefits	—	—	833	50	31	17	32	(5)	227

Net benefit (credit) cost	$(225)	$(195)	$661	$255	$366	$382	$(16)	$(74)	$119

        The weighted-average assumptions used to calculate net benefit (credit) cost were as follows:

	For the fiscal years ended October 31
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate	4.9%	4.1%	4.8%	3.9%	3.8%	4.5%	3.9%	3.0%	4.4%
Expected increase in compensation levels	2.0%	2.0%	2.0%	2.4%	2.4%	2.5%	—	—	—
Expected long-term return on plan assets	7.7%	7.8%	7.6%	7.0%	7.2%	6.4%	8.9%	9.0%	10.0%

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

  Funded Status

        The funded status of the defined benefit and post-retirement benefit plans was as follows:

	As of October 31
	2014	2013	2014	2013	2014	2013
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$10,866	$11,536	$16,083	$14,021	$396	$395
Acquisition/addition of plans	—	—	8	7	—	—
Actual return on plan assets	1,648	629	1,814	1,842	83	32
Employer contributions	27	54	1,019	634	92	102
Participant contributions	—	—	64	63	54	72
Benefits paid	(558)	(1,320)	(568)	(504)	(167)	(205)
Settlement	(4)	(33)	(49)	(96)	—	—
Currency impact	—	—	(801)	116	—	—

Fair value—end of year	11,979	10,866	17,570	16,083	458	396

Change in benefit obligation:
Projected benefit obligation—beginning of year	11,866	14,237	19,152	18,097	867	1,056
Acquisition/addition of plans	—	—	10	14	—	—
Service cost	1	1	308	337	5	6
Interest cost	569	560	737	676	32	31
Participant contributions	—	—	64	63	54	72
Actuarial loss (gain)	1,882	(1,579)	2,500	343	22	(85)
Benefits paid	(558)	(1,320)	(568)	(504)	(167)	(205)
Plan amendments	—	—	—	6	—	—
Curtailment	—	—	(49)	13	—	—
Settlement	(4)	(33)	(49)	(100)	—	—
Special termination benefits	—	—	50	31	32	(5)
Currency impact	—	—	(935)	176	(5)	(3)

Projected benefit obligation—end of year	13,756	11,866	21,220	19,152	840	867

Funded status at end of year	$(1,777)	$(1,000)	$(3,650)	$(3,069)	$(382)	$(471)

Accumulated benefit obligation	$13,755	$11,865	$20,207	$18,254

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

        The weighted-average assumptions used to calculate the projected benefit obligations were as follows:

	For the fiscal years ended October 31
	2014	2013	2014	2013	2014	2013
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	4.4%	4.9%	3.2%	3.9%	3.6%	3.9%
Expected increase in compensation levels	2.0%	2.0%	2.5%	2.4%	—	—

        For the U.S. defined benefit plan, HP adopted a new mortality rate table in fiscal 2014 to better reflect expected lifetimes of its U.S. plan participants. The table used is based on a historical demographic study of the plans and increased the projected benefit obligation by approximately $870 million. The increase in the projected benefit obligation was recognized as a part of the net actuarial loss as included in the other comprehensive loss which will be amortized over the remaining estimated life of plan participants (approximately 26.5 years).

        The net amounts recognized for HP's defined benefit and post-retirement benefit plans in HP's Consolidated Balance Sheets were as follows:

	As of October 31
	2014	2013	2014	2013	2014	2013
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Noncurrent assets	$—	$—	$421	$479	$—	$—
Current liabilities	(35)	(33)	(43)	(46)	(47)	(109)
Noncurrent liabilities	(1,742)	(967)	(4,028)	(3,502)	(335)	(362)

Funded status at end of year	$(1,777)	$(1,000)	$(3,650)	$(3,069)	(382)	$(471)

        The following table summarizes the pretax net actuarial loss (gain) and prior service benefit recognized in accumulated other comprehensive loss for the defined benefit and post-retirement benefit plans:

	For the fiscal year ended October 31, 2014
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$1,405	$5,423	$(115)
Prior service benefit	—	(186)	(119)

Total recognized in accumulated other comprehensive loss	$1,405	$5,237	$(234)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

        The following table summarizes the net actuarial loss (gain) and prior service benefit that are expected to be amortized from accumulated other comprehensive loss (income) and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$54	$452	$(10)
Prior service benefit	—	(22)	(20)

Total expected to be recognized in net periodic benefit cost (credit)	$54	$430	$(30)

        Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2014	2013	2014	2013
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$11,979	$10,866	$12,701	$10,462
Aggregate projected benefit obligation	$13,756	$11,866	$16,774	$14,010

        Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2014	2013	2014	2013
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$11,979	$10,866	$12,578	$9,926
Aggregate accumulated benefit obligation	$13,755	$11,865	$15,797	$12,703

  Retirement Incentive Program

        As part of the 2012 restructuring plan, the company announced a voluntary enhanced early retirement program for its U.S employees. Participation in the EER program was limited to those employees whose combined age and years of service equaled 65 or more. Approximately 8,500 employees elected to participate in the EER program and left the company on dates designated by the company, with the majority of the EER participants having left the company on August 31, 2012 and others exiting through August 31, 2013. The HP Pension Plan was amended to provide for an EER benefit from the plan for electing EER participants who were current participants in the plan. The retirement incentive benefit was calculated as a lump sum and ranged between five and fourteen months of pay depending on years of service at the time of retirement under the program. As a result of this retirement incentive, HP recognized a special termination benefit ("STB") of $833 million, which reflected the present value of all additional benefits that HP would distribute from the HP Pension Plan. HP recorded these expenses as a restructuring charge. In addition, the HP Pension Plan was remeasured on June 30, 2012, which resulted in no material change to the 2012 net periodic benefit cost or funded status.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

        HP extended to all employees participating in the EER program the opportunity to continue health care coverage at active employee contribution rates for up to 24 months following retirement. In addition, for employees not grandfathered into certain employer-subsidized retiree medical plans, HP provided up to $12,000 in employer credits under the RMSA. These items resulted in an additional special termination benefit STB expense of $227 million, which was offset by net curtailment gains of $37 million, due primarily to the resulting accelerated recognition of the existing prior service benefit. The entire STB and approximately $30 million in curtailment gains were recognized in fiscal 2012. HP reported this net expense as a restructuring charge in the Consolidated Statements of Earnings.

  Fair Value of Plan Assets

        The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy.

	As of October 31, 2014
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$1,787	$—	$—	$1,787	$2,935	$30	$—	$2,965	$—	$—	$—	$—
Non-U.S.	1,268	—	—	1,268	4,050	742	80	4,872	—	—	—	—
Debt securities
Corporate	—	3,283	7	3,290	—	2,935	—	2,935	—	20	—	20
Government(1)	—	2,204	—	2,204	—	1,787	—	1,787	—	22	—	22
Alternative Investments
Private Equity(2)	—	—	1,284	1,284	—	2	51	53	—	—	271	271
Hybrids(3)	—	—	3	3	114	2,466	43	2,623	—	—	1	1
Hedge Funds(4)	—	346	263	609	—	103	285	388	—	—	—	—
Real Estate Funds	—	—	—	—	220	277	543	1,040	—	—	—	—
Insurance Group Annuity Contracts	—	—	—	—	—	44	79	123	—	—	—	—
Common Collective Trusts and 103-12 Investment Entities(5)	—	854	—	854	—	—	—	—	—	55	—	55
Registered Investment Companies(6)	68	314	—	382	—	—	—	—	86	1	—	87
Cash and Cash Equivalents(7)	161	66	—	227	573	—	—	573	—	6	—	6
Other(8)	(24)	95	—	71	79	130	2	211	(4)	—	—	(4)

Total	$3,260	$7,162	$1,557	$11,979	$7,971	$8,516	$1,083	$17,570	$82	$104	$272	$458

(1)
Includes debt issued by national, state and local governments and agencies.

(2)
Includes limited partnerships such as equity, buyout, venture capital, real estate and other similar funds that invest in the U.S. and internationally where foreign currencies are hedged.

(3)
Includes a fund that invests in both private and public equities primarily in the U.S. and the United Kingdom, as well as emerging markets across all sectors. The fund also holds fixed income and derivative instruments to hedge interest rate and inflation risk. In addition, the fund includes units in transferable securities, collective investment schemes, money market funds, cash and deposits.

(4)
Includes limited partnerships that invest both long and short primarily in common stocks and credit, relative value, event driven equity, distressed debt and macro strategies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks and bonds, and from a net long position to a net short position.

(5)
Department of Labor 103-12 IE (Investment Entity) designation is for plan assets held by two or more unrelated employee benefit plans which includes limited partnerships and venture capital partnerships.

(6)
Includes publicly and privately traded Registered Investment Entities.

(7)
Includes cash and cash equivalents such as short-term marketable securities.

(8)
Includes international insured contracts, derivative instruments and unsettled transactions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

        Changes in fair value measurements of Level 3 investments were as follows:

	For the fiscal year ended October 31, 2014
	U.S. Defined Benefit Plans					Non-U.S. Defined Benefit Plans								Post-Retirement Benefit Plans
	Debt Securities	Alternative Investments				Equity	Alternative Investments							Alternative Investments
	Corporate Debt	Private Equity	Hybrids	Hedge Funds	Total	Non U.S. Equities	Private Equity	Hedge Funds	Hybrids	Real Estate	Insurance Group Annuities	Other	Total	Private Equity	Hybrids	Total
	In millions
Beginning balance at October 31, 2013	$—	$1,250	$2	$113	$1,365	$77	$48	$204	$—	$325	$81	$2	$737	$234	$1	$235
Actual return on plan assets:
Relating to assets still held at the reporting date	—	92	1	10	103	3	2	14	—	46	(8)	—	57	51	—	51
Relating to assets sold during the period	—	169	—	—	169	—	2	(1)	—	—	—	—	1	21	—	21
Purchases, sales, and settlements (net)	7	(227)	—	140	(80)	—	(1)	68	43	108	(2)	—	216	(35)	—	(35)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—	—	64	8	—	72	—	—	—

Ending balance at October 31, 2014	$7	$1,284	$3	$263	$1,557	$80	$51	$285	$43	$543	$79	$2	$1,083	$271	$1	$272

        The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy.

	As of October 31, 2013
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$1,711	$—	$—	$1,711	$2,456	$31	$—	$2,487	$—	$—	$—	$—
Non-U.S.	1,274	—	—	1,274	4,059	670	77	4,806	—	—	—	—
Debt securities
Corporate	—	3,028	—	3,028	—	3,347	—	3,347	—	17	—	17
Government(1)	—	1,849	—	1,849	—	1,751	—	1,751	5	17	—	22
Alternative Investments
Private Equity(2)	—	—	1,250	1,250	—	2	48	50	—	—	234	234
Hybrids(3)	—	—	2	2	—	1,223	—	1,223	—	—	1	1
Hedge Funds(4)	—	—	113	113	—	226	204	430	—	—	—	—
Real Estate Funds	—	—	—	—	470	237	325	1,032	—	—	—	—
Insurance Group Annuity Contracts	—	—	—	—	—	50	81	131	—	—	—	—
Common Collective Trusts and 103-12 Investment Entities(5)	—	1,233	—	1,233	—	—	—	—	—	42	—	42
Registered Investment Companies(6)	61	329	—	390	—	—	—	—	79	—	—	79
Cash and Cash Equivalents(7)	11	62	—	73	648	4	—	652	—	3	—	3
Other(8)	(37)	(20)	—	(57)	110	62	2	174	(2)	—	—	(2)

Total	$3,020	$6,481	$1,365	$10,866	$7,743	$7,603	$737	$16,083	$82	$79	$235	$396

(1)
Includes debt issued by national, state and local governments and agencies.

(2)
Includes limited partnerships such as equity, buyout, venture capital, real estate and other similar funds that invest in the U.S. and internationally where foreign currencies are hedged.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

(3)
Includes a fund that invests in both private and public equities primarily in the U.S. and the United Kingdom, as well as emerging markets across all sectors. The fund also holds fixed income and derivative instruments to hedge interest rate and inflation risk. In addition, the fund includes units in transferable securities, collective investment schemes, money market funds, cash and deposits.

(4)
Includes limited partnerships that invest both long and short primarily in common stocks and credit, relative value, event driven equity, distressed debt and macro strategies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks and bonds, and from a net long position to a net short position.

(5)
Department of Labor 103-12 IE (Investment Entity) designation is for plan assets held by two or more unrelated employee benefit plans which includes limited partnerships and venture capital partnerships.

(6)
Includes publicly and privately traded Registered Investment Entities.

(7)
Includes cash and cash equivalents such as short-term marketable securities.

(8)
Includes international insured contracts, derivative instruments and unsettled transactions.

        Changes in fair value measurements of Level 3 investments were as follows:

	For the fiscal year ended October 31, 2013
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

        The following is a description of the valuation methodologies used to measure plan assets at fair value. There have been no changes in the methodologies used during the reporting period.

        Investments in publicly-traded equity securities are valued using the closing price on the measurement date as reported on the stock exchange on which the individual securities are traded. For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions. For corporate and government debt securities traded on active exchanges, fair value is based on observable quoted prices. The valuation of alternative investments, such as limited partnerships and joint ventures, may require significant management judgment. For alternative investments, valuation is based on net asset value ("NAV") as reported by the Asset Manager and adjusted for cash flows, if necessary. In making such an assessment, a variety of factors are reviewed by management, including, but not limited to, the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. Depending on the amount of management judgment, the lack of near-term liquidity, and the absence of quoted market prices, these assets are classified in Level 2 or Level 3 of the fair value hierarchy. Further, depending on how quickly HP can redeem its hedge fund investments, and the extent of any adjustments to NAV, hedge funds are classified in either Level 2 or Level 3 of the fair value hierarchy. Common collective trusts, interests in 103-12 entities and registered investment companies are valued at NAV. The valuation for some of these assets requires judgment due

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

to the absence of quoted market prices, and these assets are generally classified in Level 2 of the fair value hierarchy. Cash and cash equivalents includes money market funds, which are valued based on NAV. Other assets, including insurance group annuity contracts, were classified in the fair value hierarchy based on the lowest level input (e.g., quoted prices and observable inputs) that is significant to the fair value measure in its entirety.

  Plan Asset Allocations

        The weighted-average target and actual asset allocations across the benefit plans at the respective measurement dates were as follows:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
		Plan Assets			Plan Assets			Plan Assets
	2014 Target Allocation			2014 Target Allocation			2014 Target Allocation
Asset Category		2014	2013		2014	2013		2014	2013
Public equity securities		31.3%	36.7%		46.8%	48.0%		10.2%	9.5%
Private/other equity securities		15.8%	12.6%		15.2%	7.9%		58.6%	59.1%
Real estate and other		0.6%	—		7.1%	7.5%		—	—

Equity-related investments	47.5%	47.7%	49.3%	67.7%	69.1%	63.4%	71.1%	68.8%	68.6%
Debt securities	52.5%	49.2%	48.2%	31.6%	27.6%	32.5%	27.0%	27.5%	29.0%
Cash	—	3.1%	2.5%	0.7%	3.3%	4.1%	1.9%	3.7%	2.4%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

  Investment Policy

        HP's investment strategy is to seek a competitive rate of return relative to an appropriate level of risk depending on the funded status of each plan and the timing of expected benefit payments. The majority of the plans' investment managers employ active investment management strategies with the goal of outperforming the broad markets in which they invest. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. A number of the plans' investment managers are authorized to utilize derivatives for investment or liability exposures, and HP may utilize derivatives to effect asset allocation changes or to hedge certain investment or liability exposures.

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

        Outside the U.S., asset allocation decisions are typically made by an independent board of trustees for the specific plan. As in the U.S., investment objectives are designed to generate returns that will enable the plan to meet its future obligations. In some countries, local regulations may restrict asset allocations, typically leading to a higher percentage of investment in fixed income securities than would otherwise be deployed. HP reviews the investment strategy and provides a recommended list of investment managers for each country plan, with final decisions on asset allocation and investment managers made by the board of trustees for the specific plan.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

  Basis for Expected Long-Term Rate of Return on Plan Assets

        The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plan invests and the weight of each asset class in the target mix. Expected asset returns reflect the current yield on government bonds, risk premiums for each asset class and expected real returns which considers each country's specific inflation outlook. Because HP's investment policy is to employ primarily active investment managers who seek to outperform the broader market, the expected returns are adjusted to reflect the expected additional returns net of fees.

  Future Contributions and Funding Policy

        In fiscal 2015, HP expects to contribute approximately $686 million to its non-U.S. pension plans and approximately $35 million to cover benefit payments to U.S. non-qualified plan participants. HP expects to pay approximately $47 million to cover benefit claims for HP's post-retirement benefit plans. HP's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

  Estimated Future Benefits Payments

        As of October 31, 2014, HP estimates that the future benefits payments for the retirement and post-retirement plans are as follows:

Fiscal year	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2015	$801	$567	$91
2016	588	528	94
2017	613	560	82
2018	648	606	71
2019	694	659	68
Next five fiscal years to October 31, 2024	3,850	3,980	278

Note 5: Stock-Based Compensation

        HP's stock-based compensation plans include incentive compensation plans and an employee stock purchase plan ("ESPP").

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5: Stock-Based Compensation (Continued)

Stock-Based Compensation Expense and Related Income Tax Benefits

        Stock-based compensation expense and the resulting tax benefits were as follows:

	For the fiscal years ended October 31
	2014	2013	2012
	In millions
Stock-based compensation expense	$560	$500	$635
Income tax benefit	(179)	(158)	(197)

Stock-based compensation expense, net of tax	$381	$342	$438

        Cash received from option exercises and purchases under the Hewlett-Packard Company 2011 Employee Stock Purchase Plan (the "2011 ESPP") was $0.3 billion in fiscal 2014, $0.3 billion in fiscal 2013 and $0.7 billion in fiscal 2012. The benefit realized for the tax deduction from option exercises in fiscal 2014, 2013 and 2012 was $51 million, $13 million and $57 million, respectively.

Stock-Based Incentive Compensation Plans

        HP's stock-based incentive compensation plans include equity plans adopted in 2004, 2000 and 1995, as amended ("principal equity plans"), as well as various equity plans assumed through acquisitions under which stock-based awards are outstanding. Stock-based awards granted from the principal equity plans include restricted stock awards, stock options and performance-based awards. Employees meeting certain employment qualifications are eligible to receive stock-based awards.

        Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. Restricted stock awards and cash-settled awards are generally subject to forfeiture if employment terminates prior to the lapse of the restrictions. Such awards generally vest one to three years from the date of grant. During the vesting period, ownership of the restricted stock cannot be transferred. Restricted stock has the same dividend and voting rights as common stock and is considered to be issued and outstanding upon grant. The dividends paid on restricted stock are non-forfeitable. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying restricted stock units are not considered issued and outstanding upon grant. However, shares underlying restricted stock units are included in the calculation of diluted net EPS. HP expenses the fair value of restricted stock awards ratably over the period during which the restrictions lapse.

        Stock options granted under the principal equity plans are generally non-qualified stock options, but the principal equity plans permit some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. Stock options generally vest over three to four years from the date of grant. The exercise price of a stock option is equal to the closing price of HP's stock on the option grant date. The majority of stock options issued by HP contain only service vesting conditions. However, starting in fiscal 2011, HP began granting performance-contingent stock options that vest only on the satisfaction of both service and market conditions prior to the expiration of the awards.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5: Stock-Based Compensation (Continued)

Restricted Stock Awards

        A summary of restricted stock awards activity is as follows:

	As of October 31
	2014		2013		2012
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	32,262	$21	25,532	$31	16,813	$39
Granted	26,036	$28	20,707	$15	20,316	$27
Vested	(14,253)	$24	(10,966)	$33	(8,521)	$38
Forfeited	(3,237)	$22	(3,011)	$24	(3,076)	$34

Outstanding at end of year	40,808	$24	32,262	$21	25,532	$31

        The total grant date fair value of restricted stock awards vested in fiscal 2014, 2013 and 2012 was $234 million, $247 million and $229 million, respectively, net of taxes. As of October 31, 2014, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards was $511 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.

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

	For the fiscal years ended October 31
	2014	2013	2012
Weighted-average fair value(1)	$7	$4	$9
Expected volatility(2)	33.1%	41.7%	41.9%
Risk-free interest rate(3)	1.8%	1.1%	1.2%
Expected dividend yield(4)	2.1%	3.6%	1.8%
Expected term in years(5)	5.7	5.9	5.6

(1)
The weighted-average fair value was based on stock options granted during the period.

(2)
For awards granted in fiscal 2014, expected volatility for awards subject to service-based vesting was estimated using the implied volatility derived from options traded on HP's common stock, whereas for performance-contingent awards, expected volatility was estimated using the historical volatility of HP's common stock. For awards granted in fiscal 2013 and fiscal 2012, expected

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5: Stock-Based Compensation (Continued)

  volatility for all awards was estimated using the implied volatility derived from options traded on HP's common stock.

(3)
The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)
The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

(5)
For awards subject to service-based vesting, the expected term was estimated using historical exercise and post-vesting termination patterns; and for performance-contingent awards, the expected term represents an output from the lattice model.

  A summary of stock option activity is as follows:

	As of October 31
	2014				2013				2012
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	84,042	$27			87,296	$29			120,243	$28
Granted	9,575	$28			25,785	$15			7,529	$27
Exercised	(11,145)	$18			(10,063)	$19			(29,683)	$20
Forfeited/cancelled/expired	(24,619)	$31			(18,976)	$25			(10,793)	$35

Outstanding at end of year	57,853	$27	4.3	$629	84,042	$27	3.9	$303	87,296	$29	3.0	$15

Vested and expected to vest at end of year	54,166	$27	4.1	$571	80,004	$27	3.7	$274	85,935	$29	2.9	$15

Exercisable at end of year	30,459	$33	2.3	$197	49,825	$33	1.8	$58	68,437	$31	1.9	$12

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on the last trading day of fiscal 2014, 2013 and 2012. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in fiscal 2014, 2013 and 2012 was $151 million, $36 million and $176 million, respectively. The total grant date fair value of options vested in fiscal 2014, 2013 and 2012 was $53 million, $64 million and $104 million, respectively, net of taxes.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5: Stock-Based Compensation (Continued)

        The following table summarizes significant ranges of outstanding and exercisable stock options:

	As of October 31, 2014
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
	In thousands	In years		In thousands
$0-$9.99	324	3.7	$7	323	$7
$10-$19.99	18,387	5.8	$14	3,620	$14
$20-$29.99	21,077	5.8	$26	9,358	$25
$30-$39.99	2,502	3.5	$36	1,628	$36
$40-$49.99	14,910	0.4	$43	14,877	$43
$50-$59.99	511	2.3	$52	511	$52
$60 and over	142	0.1	$71	142	$71

	57,853	4.3	$27	30,459	$33

        As of October 31, 2014, total unrecognized pre-tax stock-based compensation expense related to stock options was $61 million, which is expected to be recognized over a weighted-average vesting period of 2.0 years.

Employee Stock Purchase Plan

        HP sponsors the 2011 ESPP, pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP's common stock.

        Pursuant to the terms of the 2011 ESPP, employees purchase stock under the 2011 ESPP at a price equal to 95% of HP's closing stock price on the purchase date. No stock-based compensation expense was recorded in connection with those purchases because the criteria of a non-compensatory plan were met.

Shares Reserved

        Shares available for future grant and shares reserved for future issuance under the stock-based incentive compensation plans and the 2011 ESPP were as follows:

	As of October 31
	2014	2013	2012
	In thousands
Shares available for future grant	246,852	300,984	152,837

Shares reserved for future issuance	344,848	417,642	270,498

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings

  Provision for Taxes

        The domestic and foreign components of earnings (loss) before taxes were as follows:

	For the fiscal years ended October 31
	2014	2013	2012
	In millions
U.S.	$2,565	$2,618	$(3,192)
Non-U.S.	3,992	3,892	(8,741)

	$6,557	$6,510	$(11,933)

        The provision for (benefit from) taxes on earnings was as follows:

	For the fiscal years ended October 31
	2014	2013	2012
	In millions
U.S. federal taxes:
Current	$381	$475	$330
Deferred	210	(666)	81
Non-U.S. taxes:
Current	984	1,275	1,139
Deferred	(42)	89	(787)
State taxes:
Current	212	57	(41)
Deferred	(201)	167	(5)

	$1,544	$1,397	$717

        The differences between the U.S. federal statutory income tax rate and HP's effective tax rate were as follows:

	For the fiscal years ended October 31
	2014	2013	2012(1)
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.4%	0.1%	0.5%
Lower rates in other jurisdictions, net	(12.9)%	(24.5)%	13.9%
Valuation allowance	1.7%	3.8%	(14.0)%
Nondeductible goodwill	—	—	(40.3)%
Uncertain tax positions	(2.3)%	4.1%	(1.4)%
Other, net	1.6%	3.0%	0.3%

	23.5%	21.5%	(6.0)%

(1)
Positive numbers represent tax benefits and negative numbers represent tax expense as HP recorded income tax expense on a pretax loss.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

        The jurisdictions with favorable tax rates that have the most significant impact on HP's effective tax rate in the periods presented include Puerto Rico, Singapore, Netherlands, China and Ireland. HP plans to reinvest some of the earnings of these jurisdictions indefinitely outside the U.S. and therefore has not provided U.S. taxes on those indefinitely reinvested earnings.

        In fiscal 2014, HP recorded $53 million of net income tax charges related to items unique to the year.

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

        In fiscal 2012, HP recorded a $1.3 billion income tax charge to record valuation allowances on certain U.S. deferred tax assets related to the ES segment, which was unique to the year. Other unique items included charges of $297 million for various foreign valuation allowances, as well as $26 million of income tax benefits related to adjustments to prior year foreign income tax accruals, settlement of tax audit matters, and miscellaneous other items.

        As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2024. The gross income tax benefits attributable to these actions and investments were estimated to be $1.2 billion ($0.61 diluted net EPS) in fiscal 2014, $827 million ($0.42 diluted net EPS) in fiscal 2013 and $900 million ($0.46 diluted net EPS) in fiscal 2012.

  Uncertain Tax Positions

        A reconciliation of unrecognized tax benefits is as follows:

	As of October 31
	2014	2013	2012
	In millions
Balance at beginning of year	$3,484	$2,573	$2,118
Increases:
For current year's tax positions	304	290	209
For prior years' tax positions	593	997	651
Decreases:
For prior years' tax positions	(125)	(146)	(321)
Statute of limitations expiration	(46)	(11)	(1)
Settlements with taxing authorities	(82)	(219)	(83)

Balance at end of year	$4,128	$3,484	$2,573

        Up to $2.2 billion, $1.9 billion and $1.4 billion of HP's unrecognized tax benefits at October 31, 2014, 2013 and 2012, respectively, would affect HP's effective tax rate if realized.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

        HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Consolidated Statements of Earnings. HP had accrued $254 million and $196 million for interest and penalties as of October 31, 2014 and October 31, 2013, respectively.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any U.S. Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $1.4 billion within the next 12 months.

        HP is subject to income tax in the U.S. and approximately 105 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The IRS is conducting an audit of HP's 2009, 2010 and 2011 income tax returns. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent Reports ("RAR") for its fiscal 2001, 2002, 2006, 2007 and 2008 tax years. The proposed IRS adjustments for these tax years would, if sustained, reduce the benefits of tax refund claims HP has filed for net operating loss carrybacks to earlier fiscal years and tax credit carryforwards to subsequent years by approximately $445 million. In addition, HP expects the IRS to issue an RAR for 2009 relating to certain tax positions taken on the filed tax returns, including matters related to the U.S. taxation of certain intercompany loans. While the RAR may be material in amount, HP believes it has valid positions supporting its tax returns and, if necessary, it will vigorously defend such matters.

        HP has filed petitions with the U.S. Tax Court regarding certain proposed IRS adjustments regarding tax years 1999 through 2003 and is continuing to contest additional adjustments proposed by the IRS for other tax years. The U.S. Tax Court ruled in May 2012 against HP regarding one of the IRS adjustments for which HP has filed a formal Notice of Appeal. The Court proceedings are expected to begin in fiscal 2015.

        Pre-acquisition tax years of HP's U.S. group of subsidiaries providing enterprise services through 2004 have been audited by the IRS, and all proposed adjustments have been resolved. RARs have been received for tax years 2005, 2006, 2007 and the short period ended August 26, 2008, proposing total tax deficiencies of $274 million. HP is contesting certain of these issues.

        The IRS began an audit in fiscal 2013 of the 2010 income tax return for HP's U.S. group of subsidiaries providing enterprise services, and has issued an RAR for the short period ended October 31, 2008 and the period ending October 31, 2009 proposing a total tax deficiency of $62 million. HP is contesting certain of these issues.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

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

        HP has not provided for U.S. federal income and foreign withholding taxes on $42.9 billion of undistributed earnings from non-U.S. operations as of October 31, 2014 because HP intends to reinvest such earnings indefinitely outside of the U.S. If HP were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. HP will remit non-indefinitely reinvested earnings of its non-U.S. subsidiaries for which deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and HP determines that it is advantageous for business operations, tax or cash management reasons.

  Deferred Income Taxes

        The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31
	2014		2013
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss carryforwards	$9,476	$—	$9,807	$—
Credit carryforwards	2,377	—	4,261	—
Unremitted earnings of foreign subsidiaries	—	7,828	—	7,469
Inventory valuation	152	8	128	13
Intercompany transactions—profit in inventory	136	—	125	—
Intercompany transactions—excluding inventory	4,403	—	1,923	—
Fixed assets	383	74	289	72
Warranty	616	—	622	—
Employee and retiree benefits	2,790	57	2,350	11
Accounts receivable allowance	107	1	185	1
Intangible assets	212	596	224	886
Restructuring	354	—	340	—
Deferred revenue	1,143	12	1,119	19
Other	1,573	1,145	1,443	759

Gross deferred tax assets and liabilities	23,722	9,721	22,816	9,230
Valuation allowance	(11,915)	—	(11,390)	—

Net deferred tax assets and liabilities	$11,807	$9,721	$11,426	$9,230

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

        Current and long-term deferred tax assets and liabilities included in the Consolidated Balance Sheets as follows:

	As of October 31
	2014	2013
	In millions
Current deferred tax assets	$2,754	$3,893
Current deferred tax liabilities	(284)	(375)
Long-term deferred tax assets	740	1,346
Long-term deferred tax liabilities	(1,124)	(2,668)

Net deferred tax assets net of deferred tax liabilities	$2,086	$2,196

        Tax deficits of approximately $43 million, $149 million and $175 million were recorded as a result of employee stock program activity and exercise of employee stock options, as a decrease in stockholders' equity in fiscal 2014, 2013 and 2012, respectively.

        HP periodically engages in intercompany licensing arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from their U.S. GAAP treatment, deferred taxes are recognized. During fiscal 2014, HP executed a multi-year intercompany licensing arrangement on which advanced royalty payments of $10.4 billion were received in the U.S., the result of which was the recognition of net U.S. long-term deferred tax assets of $1.3 billion. The remaining intercompany royalty revenues of $9.9 billion will be recognized over the life of the arrangement through 2029 in the respective legal entities and eliminated in consolidation. The amortization expense related to the licensing rights will also be eliminated in consolidation. The decrease in deferred tax assets for credit carryforwards and increase in deferred tax assets for intercompany transactions excluding inventory include the deferred tax attributable to this transaction. This results in an increase in long-term deferred tax assets which is presented as a component of HP's long-term deferred tax liabilities due to the effects of jurisdictional netting.

        As of October 31, 2014, HP had $858 million, $4.2 billion and $29.7 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in federal net operating loss carryforwards will begin to expire in fiscal 2021 and amounts included in state and foreign net operating loss carryforwards will begin to expire in 2015. HP also has a capital loss carryforward of approximately $272 million which will expire in fiscal 2015. HP has provided a valuation allowance of $133 million and $8.7 billion for deferred tax assets related to state and foreign net operating losses carryforwards, respectively and $104 million for deferred tax assets related to capital loss carryforwards that HP does not expect to realize.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

        As of October 31, 2014, HP had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$1,321	$47	2021
U.S. research and development and other credits	662	—	2018
Tax credits in state and foreign jurisdictions	394	204	2015

Balance at end of year	$2,377	$251

  Deferred Tax Asset Valuation Allowance

        The deferred tax asset valuation allowance and changes were as follows:

	As of October 31
	2014	2013	2012
	In millions
Balance at beginning of year	$11,390	$10,223	$9,057
Income tax expense	184	1,644	865
Other comprehensive income, currency translation and charges to other accounts	341	(477)	301

Balance at end of year	$11,915	$11,390	$10,223

        Total valuation allowances increased by $525 million and $1.2 billion in fiscal 2014 and 2013, respectively. These increases were associated primarily with foreign net operating losses.

Note 7: Balance Sheet Details

        Balance sheet details were as follows:

Accounts Receivable, Net

	As of October 31
	2014	2013
	In millions
Accounts receivable	$14,064	$16,208
Allowance for doubtful accounts	(232)	(332)

	$13,832	$15,876

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Balance Sheet Details (Continued)

        The allowance for doubtful accounts related to accounts receivable and changes were as follows:

	As of October 31
	2014	2013	2012
	In millions
Balance at beginning of year	$332	$464	$470
Provision for doubtful accounts	25	23	100
Deductions, net of recoveries	(125)	(155)	(106)

Balance at end of year	$232	$332	$464

        HP has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. In the second quarter of fiscal 2014, HP expanded its revolving short-term financing arrangements, adding $1.6 billion of capacity. The maximum, utilized and available program capacity under these revolving short-term financing arrangements was as follows:

	As of October 31
	2014	2013
	In millions
Non-recourse arrangements:
Maximum program capacity	$1,083	$764
Utilized capacity(1)	(613)	(314)

Available capacity	$470	$450

Partial-recourse arrangements:
Maximum program capacity	$1,877	$631
Utilized capacity(1)	(1,500)	(454)

Available capacity	$377	$177

Total arrangements:
Maximum program capacity	$2,960	$1,395
Utilized capacity(1)	(2,113)	(768)

Available capacity	$847	$627

(1)
Utilized capacity represents the receivables sold to third parties, but not collected from the customer by the third parties. Transferred trade receivables included in the utilized capacity that HP has not collected from third parties are as follows:

	As of October 31
	2014	2013
	In millions
Non-recourse arrangements	$78	$54
Partial-recourse arrangements	381	118

Total arrangements	$459	$172

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Balance Sheet Details (Continued)

        The activity related to HP's revolving short-term financing arrangements was as follows:

	As of October 31
	2014	2013	2012
	In millions
Balance at beginning of period(1)	$172	$228	$245
Trade receivables sold(2)	9,627	4,241	3,510
Cash receipts(2)	(9,306)	(4,305)	(3,510)
Foreign currency and other	(34)	8	(17)

Balance at end of period(1)	$459	$172	$228

(1)
Beginning and ending balance represents amounts for trade receivables sold but not yet collected.

(2)
HP has revised the presentation for the trade receivables sold and the cash received under the short-term financing arrangements for the fiscal years ended October 31, 2013 and 2012 in order to present comparable information with the current year period.

Inventory

	As of October 31
	2014	2013
	In millions
Finished goods	$3,973	$3,847
Purchased parts and fabricated assemblies	2,442	2,199

	$6,415	$6,046

Other Current Assets

	As of October 31
	2014	2013
	In millions
Deferred tax assets—short-term	$2,754	$3,893
Value-added taxes receivable	2,169	2,425
Supplier and other receivables	2,378	2,579
Prepaid and other current assets	4,518	4,238

	$11,819	$13,135

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Balance Sheet Details (Continued)

Property, Plant and Equipment

	As of October 31
	2014	2013
	In millions
Land	$540	$626
Buildings and leasehold improvements	9,048	8,942
Machinery and equipment, including equipment held for lease	16,664	16,565

	26,252	26,133

Accumulated depreciation	(14,912)	(14,670)

	$11,340	$11,463

        Depreciation expense was $3.3 billion, $3.2 billion and $3.3 billion in fiscal 2014, 2013 and 2012, respectively. The change in gross property, plant and equipment was due primarily to purchases of $3.9 billion, which were partially offset by sales and retirements totaling $3.5 billion. Accumulated depreciation associated with the assets sold and retired in fiscal 2014 was $2.9 billion.

Long-Term Financing Receivables and Other Assets

	As of October 31
	2014	2013
	In millions
Financing receivables, net	$3,613	$3,878
Deferred tax assets—long-term	740	1,346
Deferred costs—long-term	755	999
Other	3,346	3,333

	$8,454	$9,556

Other Accrued Liabilities

	As of October 31
	2014	2013
	In millions
Accrued taxes—other	$2,269	$2,703
Warranty	1,325	1,390
Sales and marketing programs	2,986	2,823
Other	5,499	5,590

	$12,079	$12,506

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Balance Sheet Details (Continued)

Other Liabilities

	As of October 31
	2014	2013
	In millions
Pension, post-retirement, and post-employment liabilities	$6,379	$5,098
Deferred revenue—long-term	3,931	3,907
Deferred tax liability—long-term	1,124	2,668
Tax liability—long-term	2,861	2,213
Other long-term liabilities	2,010	2,005

	$16,305	$15,891

Note 8: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases of HP and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of October 31
	2014	2013
	In millions
Minimum lease payments receivable	$6,982	$7,505
Unguaranteed residual value	235	252
Unearned income	(547)	(604)

Financing receivables, gross	6,670	7,153
Allowance for doubtful accounts	(111)	(131)

Financing receivables, net	6,559	7,022
Less: current portion(1)	(2,946)	(3,144)

Amounts due after one year, net(1)	$3,613	$3,878

(1)
HP includes the current portion in Financing receivables and amounts due after one year, net in Long-term financing receivables and other assets in the accompanying Consolidated Balance Sheets.

        As of October 31, 2014, scheduled maturities of HP's minimum lease payments receivable were as follows for the fiscal years ended October 31:

	2015	2016	2017	2018	2019	Thereafter	Total
	In millions
Scheduled maturities of minimum lease payments receivable	$3,220	$1,959	$1,112	$483	$174	$34	$6,982

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Financing Receivables and Operating Leases (Continued)

  Credit Quality Indicators

        Due to the homogenous nature of its leasing transactions, HP manages its financing receivables on an aggregate basis when assessing and monitoring credit risk. Credit risk is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographic regions. HP evaluates the credit quality of an obligor at lease inception and monitors that credit quality over the term of a transaction. HP assigns risk ratings to each lease based on the creditworthiness of the obligor and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease, and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits.

        The credit risk profile of gross financing receivables, based on internally assigned ratings, was as follows:

	As of October 31
	2014	2013
	In millions
Risk Rating:
Low	$3,536	$3,948
Moderate	3,022	3,084
High	112	121

Total	$6,670	$7,153

        Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB- or higher, while accounts rated moderate risk generally have the equivalent of BB+ or lower. HP classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of impairment.

  Allowance for Doubtful Accounts

        The allowance for doubtful accounts for financing receivables is comprised of a general reserve and a specific reserve. HP maintains general reserve percentages on a regional basis and bases such percentages on several factors, including consideration of historical credit losses and portfolio delinquencies, trends in the overall weighted-average risk rating of the portfolio, current economic conditions and information derived from competitive benchmarking. HP excludes accounts evaluated as part of the specific reserve from the general reserve analysis. HP establishes a specific reserve for financing receivables with identified exposures, such as customer defaults, bankruptcy or other events, that make it unlikely HP will recover its investment. For individually evaluated receivables, HP determines the expected cash flow for the receivable, which includes consideration of estimated proceeds from disposition of the collateral, and calculates an estimate of the potential loss and the probability of loss. For those accounts where a loss is considered probable, HP records a specific reserve. HP generally writes off a receivable or records a specific reserve when a receivable becomes 180 days past due, or sooner if HP determines that the receivable is not collectible.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Financing Receivables and Operating Leases (Continued)

        The allowance for doubtful accounts related to financing receivables and changes were as follows:

	As of October 31
	2014	2013	2012
	In millions
Balance at beginning of year	$131	$149	$130
Provision for doubtful accounts	30	38	42
Deductions, net of recoveries	(50)	(56)	(23)

Balance at end of year	$111	$131	$149

        The gross financing receivables and related allowance evaluated for loss were as follows:

	As of October 31
	2014	2013
	In millions
Gross financing receivables collectively evaluated for loss	$6,378	$6,773
Gross financing receivables individually evaluated for loss	292	380

Total	$6,670	$7,153

Allowance for financing receivables collectively evaluated for loss	$92	$95
Allowance for financing receivables individually evaluated for loss	19	36

Total	$111	$131

  Non-Accrual and Past-Due Financing Receivables

        HP considers a financing receivable to be past due when the minimum payment is not received by the contractually specified due date. HP generally places financing receivables on non-accrual status, which is suspension of interest accrual, and considers such receivables to be non-performing at the earlier of the time at which full payment of principal and interest becomes doubtful or the receivable becomes 90 days past due. Subsequently, HP may recognize revenue on non-accrual financing receivables as payments are received, which is on a cash basis, if HP deems the recorded financing receivable to be fully collectible; however, if there is doubt regarding the ultimate collectability of the recorded financing receivable, all cash receipts are applied to the carrying amount of the financing receivable, which is the cost recovery method. In certain circumstances, such as when HP deems a delinquency to be of an administrative nature, financing receivables may accrue interest after becoming 90 days past due. The non-accrual status of a financing receivable may not impact a customer's risk rating. After all of a customer's delinquent principal and interest balances are settled, HP may return the related financing receivable to accrual status.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Financing Receivables and Operating Leases (Continued)

        The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of October 31
	2014	2013
	In millions
Billed(1):
Current 1-30 days	$243	$217
Past due 31-60 days	46	50
Past due 61-90 days	12	15
Past due >90 days	49	46
Unbilled sales-type and direct-financing lease receivables	6,320	6,825

Total gross financing receivables	$6,670	$7,153

Gross financing receivables on non-accrual status(2)	$130	$199

Gross financing receivables 90 days past due and still accruing interest(2)	$162	$181

(1)
Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)
Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

  Operating Leases

        Operating lease assets included in machinery and equipment in the Consolidated Balance Sheets were as follows:

	As of October 31
	2014	2013
	In millions
Equipment leased to customers	$3,977	$3,822
Accumulated depreciation	(1,382)	(1,452)

	$2,595	$2,370

        As of October 31, 2014, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows for the fiscal years ended October 31:

	2015	2016	2017	2018	2019	Thereafter	Total
	In millions
Minimum future rentals on non-cancelable operating leases	$1,487	$958	$467	$156	$50	$6	$3,124

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Acquisitions, Goodwill and Intangible Assets

  Acquisitions

        In fiscal 2014, HP completed two acquisitions with a combined purchase price of $55 million, of which $12 million was recorded as goodwill and $25 million was recorded as intangible assets related to these acquisitions. In fiscal 2013, MphasiS Limited, a majority-owned subsidiary of HP, acquired Digital Risk LLC for $174 million. HP recorded $112 million of goodwill and $48 million of intangible assets related to this acquisition.

  Goodwill

        Goodwill allocated to HP's reportable segments and changes in the carrying amount of goodwill were as follows:

	Personal Systems	Printing	Enterprise Group	Enterprise Services(3)	Software	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2012(1)(2)	$2,588	$2,591	$16,825	$—	$8,921	$144	$—	$31,069
Goodwill acquired during the period	—	—	—	112	—	—	—	112
Goodwill adjustments	—	—	39	(15)	(81)	—	—	(57)

Balance at October 31, 2013(1)(2)	$2,588	$2,591	$16,864	$97	$8,840	$144	$—	$31,124
Goodwill acquired during the period	—	—	—	—	12	—	—	12
Goodwill adjustments	—	—	3	—	—	—	—	3

Balance at October 31, 2014(1)	$2,588	$2,591	$16,867	$97	$8,852	$144	$—	$31,139

(1)
Goodwill is net of accumulated impairment losses of $14.5 billion. Of that amount, $8.0 billion relates to the ES segment, $5.7 billion relates to Software, and the remaining $0.8 billion relates to Corporate Investments.

(2)
Effective at the beginning of its first quarter of fiscal 2014, HP implemented certain organizational changes to align its segment financial reporting more closely with its current business structure. As a result of these organizational realignments, HP transferred $126 million of goodwill related to the transfer of the Printing spare and replacement parts business from the EG segment to the Printing segment, $48 million of goodwill related to the transfer of the Personal Systems spare and replacement parts business from the EG segment to the Personal Systems segment, $42 million of goodwill related to the transfer of the Personal Systems trade and warranty support business from the EG segment to the Personal Systems segment and $22 million of goodwill related to the transfer of the HP Exstream business from the Printing segment to the Software segment. See Note 2 for a full description of the segment realignments.

(3)
Goodwill relates to the MphasiS Limited reporting unit.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Acquisitions, Goodwill and Intangible Assets (Continued)

        Goodwill is tested for impairment at the reporting unit level. At the beginning of its first quarter of fiscal 2014, HP made a change to its reporting units. In connection with continued operational synergies and interdependencies between the Enterprise Servers, Storage and Networking reporting unit and the TS reporting unit within the EG segment, HP combined these reporting units to create the EG reporting unit. As of October 31, 2014, HP's reporting units are consistent with the reportable segments identified in Note 2, except for ES, which includes two reporting units: MphasiS Limited; and the remainder of ES.

        Based on the results of its annual impairment tests, HP determined that no impairment of goodwill existed as of August 1, 2014. However, future goodwill impairment tests could result in a charge to earnings. HP will continue to evaluate goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.

Goodwill impairments

        There were no goodwill impairments in fiscal 2014 and 2013.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Acquisitions, Goodwill and Intangible Assets (Continued)

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

        Prior to conducting step one of the goodwill impairment test for the Autonomy reporting unit, HP first evaluated the recoverability of the long-lived assets, including intangible assets. When indicators of impairment are present, HP tests long-lived assets (other than goodwill) for recoverability by comparing the carrying amount of an asset group to its undiscounted cash flows. HP considered the lower-than-expected revenue and profitability levels over a sustained period of time, the trading values of HP stock and downward revisions to management's short- and long-term forecasts for the Autonomy business to be indicators of impairment for the Autonomy long-lived assets. Based on the results of the recoverability test, HP determined that the carrying amount of the Autonomy asset group exceeded its undiscounted cash flows and was therefore not recoverable. HP then compared the fair value of the asset group to its carrying amount and determined the impairment loss. The impairment loss was allocated to the carrying values of the long-lived assets but not below their individual fair values. Based on the analysis, HP recorded an impairment charge of $3.1 billion on intangible assets, which resulted in a remaining carrying amount of approximately $0.8 billion as of October 31, 2012. The decline in the fair value of the Autonomy intangible assets was attributable to the same factors as discussed above for the fair value of the Autonomy reporting unit.

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

        Subsequent to the Autonomy purchase price allocation period, which concluded in the first quarter of fiscal 2012, and in conjunction with HP's annual goodwill impairment testing, HP identified certain indicators of impairment. The indicators of impairment included lower-than-expected revenue and profitability levels over a sustained period of time, the trading values of HP stock and downward revisions to management's short- and long-term forecasts for the Autonomy business. HP revised its multi-year forecast for the Autonomy business, and the timing of this forecast revision coincided with the timing of HP's overall forecasting process for all reporting units, which is completed each year in the fourth fiscal quarter in conjunction with the annual goodwill impairment analysis. The change in assumptions used in the revised forecast and the fair value estimates utilized in the impairment testing of the Autonomy goodwill and long-lived assets incorporated insights gained from having owned the Autonomy business for the preceding year. The revised forecast reflected changes related to organic revenue growth rates, current market trends, business mix, cost structure, expected deal synergies and other expectations about the anticipated short- and long-term operating results of the Autonomy business, driven by HP's analysis regarding certain accounting improprieties, incomplete disclosures and misrepresentations at Autonomy that occurred prior to the Autonomy acquisition with respect to Autonomy's pre-acquisition business and related operating results. Accordingly, the change in fair values represented a change in accounting estimate that occurred outside the purchase price allocation period, resulting in the recorded impairment charge.

        Based on the results of the annual impairment test for all other reporting units, HP concluded that no other goodwill impairment existed as of August 1, 2012, apart from the impairment charges discussed above.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Acquisitions, Goodwill and Intangible Assets (Continued)

  Intangible Assets

        HP's intangible assets are composed of:

	As of October 31, 2014				As of October 31, 2013
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,289	$(3,228)	$(856)	$1,205	$5,321	$(2,709)	$(856)	$1,756
Developed and core technology and patents	4,266	(1,301)	(2,138)	827	5,331	(1,966)	(2,138)	1,227
Trade name and trade marks	1,693	(261)	(1,336)	96	1,730	(211)	(1,336)	183
In-process research and development	—	—	—	—	3	—	—	3

Total intangible assets	$11,248	$(4,790)	$(4,330)	$2,128	$12,385	$(4,886)	$(4,330)	$3,169

        For fiscal 2014, $855 million of intangible assets became fully amortized and have been eliminated from gross intangible assets and accumulated amortization. HP also eliminated gross intangible assets and accumulated amortization related to the sale of a portfolio of intellectual property ("IP") in the first quarter of fiscal 2014.

        For fiscal 2013, the majority of the decrease in gross intangible assets was related to $1.7 billion of fully amortized intangible assets that were eliminated from both the gross and accumulated amounts.

        In fiscal 2012, HP recorded total intangible asset impairment charges of $4.3 billion, of which $3.1 billion was related to the Autonomy reporting unit as described above. The remaining $1.2 billion was related to a change in the Compaq branding strategy. In May 2012, HP approved a change to its branding strategy for PCs, which has resulted in a more limited and focused use of the "Compaq" trade name acquired in fiscal 2002. In conjunction with the change in branding strategy, HP revised its assumption as to the useful life of that intangible asset, which resulted in a reclassification of the asset from an indefinite-lived intangible to a finite- lived intangible. These changes triggered an impairment review of the "Compaq" trade name intangible asset. In conducting an impairment review of an intangible asset, HP compares the fair value of the asset to its carrying amount. If the fair value of the asset is less than the carrying amount, the difference is recorded as an impairment loss. HP estimated the fair value of the "Compaq" trade name by calculating the present value of the royalties saved that would have been paid to a third party had HP not owned the trade name. Following the completion of that analysis, HP determined that the fair value of the trade name asset was less than the carrying amount due primarily to the change in the useful life assumption and a decrease in expected future revenues related to Compaq-branded products resulting from the more focused branding strategy. As a result, HP recorded an impairment charge of $1.2 billion in the third quarter of fiscal 2012, which was included in the Impairment of goodwill and intangible assets line item in the Consolidated Statements of Earnings.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Acquisitions, Goodwill and Intangible Assets (Continued)

        The weighted-average useful lives of intangible assets are as follows:

As of October 31, 2014
Finite-Lived Intangible Assets	Weighted-Average Useful Lives
In years
Customer contracts, customer lists and distribution agreements	8
Developed and core technology and patents	8
Trade name and trade marks	7

        As of October 31, 2014, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year	In millions
2015	$872
2016	653
2017	244
2018	147
2019	110
Thereafter	102

Total	$2,128

Note 10: Fair Value

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.

  Fair Value Hierarchy

        HP uses valuation techniques that are based upon observable and unobservable inputs. Observable inputs are developed using market data such as publicly available information and reflect the assumptions market participants would use, while unobservable inputs are developed using the best information available about the assumptions market participants would use. Assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement:

        Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

        Level 2—Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs.

        Level 3—Unobservable inputs for the asset or liability.

        The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2014				As of October 31, 2013
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$2,865	$—	$2,865	$—	$2,221	$—	$2,221
Money market funds	9,857	—	—	9,857	6,819	—	—	6,819
Mutual funds	—	244	—	244	—	313	—	313
Marketable equity securities	14	5	—	19	10	5	—	15
Foreign bonds	9	367	—	376	9	387	—	396
Other debt securities	—	1	46	47	—	2	47	49
Derivatives:
Interest rate contracts	—	105	—	105	—	156	—	156
Foreign exchange contracts	—	862	6	868	—	284	3	287
Other derivatives	—	7	—	7	—	9	—	9

Total assets	$9,880	$4,456	$52	$14,388	$6,838	$3,377	$50	$10,265

Liabilities
Derivatives:
Interest rate contracts	$—	$55	$—	$55	$—	$107	$—	$107
Foreign exchange contracts	—	348	2	350	—	547	2	549

Total liabilities	$—	$403	$2	$405	$—	$654	$2	$656

        For the year ended October 31, 2014, there were no transfers between levels within the fair value hierarchy.

  Valuation Techniques

        Cash Equivalents and Investments:    HP holds time deposits, money market funds, mutual funds, other debt securities primarily consisting of corporate and foreign government notes and bonds, and common stock and equivalents. HP values cash equivalents and equity investments using quoted market prices, alternative pricing sources, including NAV, or models utilizing market observable inputs. The fair value of debt investments was based on quoted market prices or model-driven valuations using inputs primarily derived from or corroborated by observable market data, and, in certain instances, valuation models that utilize assumptions which cannot be corroborated with observable market data.

        Derivative Instruments:    HP uses forward contracts, interest rate and total return swaps and option contracts to hedge certain foreign currency and interest rate exposures. HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign exchange rates, and forward and spot prices for currencies and interest rates. See Note 11 for a further discussion of HP's use of derivative instruments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Fair Value (Continued)

  Other Fair Value Disclosures

        Short- and Long-Term Debt:    HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP's debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt was $19.9 billion at October 31, 2014, compared to its carrying amount of $19.5 billion at that date. The estimated fair value of HP's short- and long-term debt was $22.7 billion at October 31, 2013, compared to its carrying amount of $22.6 billion at that date. If measured at fair value in the Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

        Other Financial Instruments:    For the balance of HP's financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Consolidated Balance Sheets, these other financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.

        Non-Marketable Equity Investments and Non-Financial Assets:    HP's non-marketable equity investments and non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.

        In fiscal 2012, HP recognized a goodwill and intangible asset impairment charge of $8.8 billion associated with the Autonomy reporting unit, a goodwill impairment charge of $8.0 billion associated with the ES reporting unit, and an intangible asset impairment charge of $1.2 billion associated with the Compaq trade name. The fair value of these reporting units was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. HP used the income approach to measure the fair value of the ES and Autonomy reporting units. Under the income approach, HP calculated the fair value of a reporting unit based on the present value of the estimated future cash flows. Cash flow projections were based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The discount rate also reflected adjustments required when comparing the sum of the fair values of HP's reporting units to HP's market capitalization as discussed in Note 9. The unobservable inputs used to estimate the fair value these reporting units included projected revenue growth rates, profitability and the risk factor added to the discount rate.

        The inputs used to estimate the fair value of the intangible assets of Autonomy and the "Compaq" trade name were largely unobservable, and, accordingly, these measurements were classified in Level 3 of the fair value hierarchy. The fair value of the intangible assets for Autonomy were estimated using an income approach, which is based on management's cash flow projections of revenue growth rates and operating margins, taking into consideration industry and market conditions. HP estimated the fair value of the "Compaq" trade name by calculating the present value of the royalties saved that would

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Fair Value (Continued)

have been paid to a third party had HP not owned the trade name. The discount rates used in the fair value calculations for the Autonomy intangibles and the "Compaq" trade name were based on a weighted average cost of capital adjusted for the relevant risk associated with those assets. The unobservable inputs used in these valuations include projected revenue growth rates, operating margins, royalty rates and the risk factor added to the discount rate. The discount rates ranged from 11% to 16%. Projected revenue growth rates ranged from (61)% to 13%. The (61)% rate reflected the significant decline in expected future revenues for Compaq-branded products from fiscal 2013 to fiscal 2014 due to the change in branding strategy discussed in Note 9.

Note 11: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments were as follows:

	As of October 31, 2014				As of October 31, 2013
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$2,720	$—	$—	$2,720	$2,207	$—	$—	$2,207
Money market funds	9,857	—	—	9,857	6,819	—	—	6,819
Mutual funds	110	—	—	110	13	—	—	13

Total cash equivalents	12,687	—	—	12,687	9,039	—	—	9,039

Available-for-Sale Investments:
Debt securities:
Time deposits	145	—	—	145	14	—	—	14
Foreign bonds	286	90	—	376	310	86	—	396
Other debt securities	61	—	(14)	47	64	—	(15)	49

Total debt securities	492	90	(14)	568	388	86	(15)	459

Equity securities:
Mutual funds	134	—	—	134	300	—	—	300
Equity securities in public companies	8	7	—	15	5	6	—	11

Total equity securities	142	7	—	149	305	6	—	311

Total available-for-sale investments	634	97	(14)	717	693	92	(15)	770

Total cash equivalents and available-for-sale investments	$13,321	$97	$(14)	$13,404	$9,732	$92	$(15)	$9,809

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Financial Instruments (Continued)

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2014 and October 31, 2013, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $136 million in fiscal 2014, $148 million in fiscal 2013 and $155 million in fiscal 2012. Time deposits were primarily issued by institutions outside the U.S. as of October 31, 2014 and October 31, 2013. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

        The gross unrealized loss as of October 31, 2014 and October 31, 2013 was due primarily to decline in the fair value of a debt security of $14 million and $15 million, respectively, that has been in a continuous loss position for more than twelve months. HP does not intend to sell this debt security, and it is not likely that HP will be required to sell this debt security prior to the recovery of the amortized cost.

        Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2014
	Amortized Cost	Fair Value
	In millions
Due in one year	$129	$129
Due in one to five years	3	3
Due in more than five years	360	436

	$492	$568

        Equity securities in privately held companies include cost basis and equity method investments and are included in Long-term financing receivables and other assets in the Consolidated Balance Sheets. These amounted to $97 million and $50 million at October 31, 2014 and October 31, 2013, respectively.

  Derivative Instruments

        HP is a global company exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, option contracts, interest rate swaps and total return swaps, to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting the fair value of assets and liabilities. HP does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. HP may designate its derivative contracts as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Balance Sheets. HP classifies cash flows from its derivative programs as operating activities in the Consolidated Statements of Cash Flows.

        As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. To mitigate counterparty credit risk, HP has a policy of only entering into derivative contracts with carefully selected major financial institutions based on their

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Financial Instruments (Continued)

credit ratings and other factors, and HP maintains dollar risk limits that correspond to each financial institution's credit rating and other factors. HP's established policies and procedures for mitigating credit risk include reviewing and establishing limits for credit exposure and periodically re-assessing the creditworthiness of its counterparties. Master netting agreements further mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions.

        To further mitigate credit exposure to counterparties, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP's or the counterparty's credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of derivatives with credit contingent features in a net liability position was $38 million and $207 million at October 31, 2014 and October 31, 2013, respectively, all of which were fully collateralized within two business days.

        Under HP's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP's financial position or cash flows as of October 31, 2014 and October 31, 2013.

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

        For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Consolidated Statements of Earnings in the period of change.

  Cash Flow Hedges

        HP uses a combination of forward contracts and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expenses, and intercompany loans denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within twelve months; however, hedges related to longer term procurement arrangements extend several years and forward contracts associated with sales-type and direct-financing leases and intercompany loans extend for the duration of the lease or loan term, which typically range from two to five years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Financial Instruments (Continued)

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

  Net Investment Hedges

        HP uses forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. HP records the effective portion of such derivative instruments together with changes in the fair value of the hedged items in Cumulative translation adjustment as a separate component of stockholders' equity in the Consolidated Balance Sheets.

  Other Derivatives

        Other derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency-denominated balance sheet exposures. HP also uses total return swaps and, to a lesser extent, interest rate swaps, based on equity or fixed income indices, to hedge its executive deferred compensation plan liability.

        For derivative instruments not designated as hedging instruments, HP recognizes changes in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other net in the Consolidated Statements of Earnings in the period of change.

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures hedge effectiveness by offsetting the change in fair value of the hedged instrument with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures hedge effectiveness by comparing the cumulative change in fair value of the hedge contract with the cumulative change in fair value of the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge in the Consolidated Statements of Earnings in the same period in which ineffectiveness occurs. Amounts excluded from the assessment of effectiveness are recognized in the Consolidated Statements of Earnings in the period they arise.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Consolidated Balance Sheets

        The gross notional and fair value of derivative instruments in the Consolidated Balance Sheets was as follows:

	As of October 31, 2014					As of October 31, 2013
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$10,800	$3	$102	$—	$55	$11,100	$31	$125	$—	$107
Cash flow hedges:
Foreign currency contracts	20,196	539	124	131	94	22,463	79	40	341	80
Net investment hedges:
Foreign currency contracts	1,952	44	47	10	8	1,920	30	40	20	12

Total derivatives designated as hedging instruments	32,948	586	273	141	157	35,483	140	205	361	199

Derivatives not designated as hedging instruments
Foreign currency contracts	21,384	82	32	82	25	16,048	72	26	76	20
Other derivatives	361	6	1	—	—	344	8	1	—	—

Total derivatives not designated as hedging instruments	21,745	88	33	82	25	16,392	80	27	76	20

Total derivatives	$54,693	$674	$306	$223	$182	$51,875	$220	$232	$437	$219

  Offsetting of Derivative Instruments

        HP recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of October 31, 2014 and October 31, 2013,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Financial Instruments (Continued)

information related to the potential effect of HP's master netting agreements and collateral security agreements was as follows:

	As of October 31, 2014
	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)-(ii)	(iv)	(v)		(vi) = (iii)-(iv)-(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$980	$—	$980	$361	$452		$167
Derivative liabilities	$405	$—	$405	$361	$29	(1)	$15

(1)
Collateral posted through re-use of counterparty cash collateral.

	As of October 31, 2013
	In the Consolidated Balance Sheets
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

  Effect of Derivative Instruments on the Consolidated Statements of Earnings

        The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for fiscal years ended October 31, 2014, 2013 and 2012 was as follows:

	(Loss) Gain Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	2014	2013	2012	Hedged Item	Location	2014	2013	2012
		In millions					In millions
Interest rate contracts	Interest and other, net	$1	$(270)	$(130)	Fixed-rate debt	Interest and other, net	$(1)	$270	$134

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Financial Instruments (Continued)

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for fiscal years ended October 31, 2014, 2013 and 2012 was as follows:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	2014	2013	2012	Location	2014	2013	2012
		In millions			In millions
Cash flow hedges:
Foreign currency contracts	$593	$(53)	$415	Net revenue	$(21)	$48	$423
Foreign currency contracts	(203)	(192)	(65)	Cost of products	(71)	(165)	(15)
Foreign currency contracts	7	(19)	(7)	Other operating expenses	(9)	1	(6)
Foreign currency contracts	(60)	21	(8)	Interest and other, net	(50)	10	(3)

Total currency hedges	$337	$(243)	$335		$(151)	$(106)	$399

Net investment hedges:
Foreign currency contracts	$57	$38	$37	Interest and other, net	$—	$—	$—

        As of October 31, 2014 and October 31, 2013, no portion of the hedging instruments' gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. As of October 31, 2012 the portion of the hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material for fiscal 2014, 2013 and 2012.

        As of October 31, 2014, HP expects to reclassify an estimated net Accumulated other comprehensive gain of approximately $185 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

        The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Earnings for fiscal years ended October 31, 2014, 2013 and 2012 was as follows:

	Gain (Loss) Recognized in Income on Derivatives
	Location	2014	2013	2012
		In millions
Foreign currency contracts	Interest and other, net	$56	$166	$171
Other derivatives	Interest and other, net	—	11	(32)
Interest rate contracts	Interest and other, net	—	3	13

Total		$56	$180	$152

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	2014		2013
	As of October 31
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$2,655	2.2%	$5,226	2.8%
Commercial paper(1)	298	0.5%	327	0.4%
Notes payable to banks, lines of credit and other(1)	533	4.0%	426	1.7%

	$3,486		$5,979

(1)
Commercial paper includes $298 million and $327 million and Notes payable to banks, lines of credit and other includes $404 million and $368 million at October 31, 2014 and October 31, 2013, respectively, of borrowing- and funding-related activity associated with HPFS and its subsidiaries.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Borrowings (Continued)

  Long-Term Debt

	As of October 31
	2014	2013
	In millions
U.S. Dollar Global Notes(1)
2006 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	$500	$499
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par at a price of 99.561% in December 2008 at 6.125%, paid March 2014	—	1,999
$1,500 issued at discount to par at a price of 99.993% in February 2009 at 4.75%, paid June 2014	—	1,500
2009 Shelf Registration Statement:
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, due September 2015	1,100	1,100
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015	650	650
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	1,349	1,349
$500 issued at par in May 2011 at three-month USD LIBOR plus 0.4%, paid May 2014	—	500
$500 issued at discount to par at a price of 99.971% in May 2011 at 1.55%, paid May 2014	—	500
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	1,000
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$350 issued at par in September 2011 at three-month USD LIBOR plus 1.55%, paid September 2014	—	350
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, due March 2015	750	750
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016	1,298	1,298
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,198
$650 issued at discount to par at a price of 99.946% in December 2011 at 2.625%, paid December 2014	650	650
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016	849	849
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,496	1,496
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, due September 2017	1,500	1,500
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	750	—
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	1,250	—

	17,837	20,684
EDS Senior Notes(1)
$300 issued October 1999 at 7.45%, due October 2029	313	314
Other, including capital lease obligations, at 0.00%-8.30%, due in calendar years 2014-2024(2)	424	689
Fair value adjustment related to hedged debt	120	147
Less: current portion	(2,655)	(5,226)

Total long-term debt	$16,039	$16,608

(1)
HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes and EDS Senior Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes and EDS Senior Notes are senior unsecured debt.

(2)
Other, including capital lease obligations includes $123 million and $244 million as of October 31, 2014 and 2013, respectively, of borrowing- and funding-related activity associated with HPFS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Borrowings (Continued)

        As disclosed in Note 11, HP uses interest rate swaps to mitigate the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.

        In May 2012, HP filed a shelf registration statement (the "2012 Shelf Registration Statement") with the Securities and Exchange Commission ("SEC") to enable the company to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants.

        HP's Board of Directors has authorized the issuance of up to $16.0 billion in aggregate principal amount of commercial paper by HP. HP's subsidiaries are authorized to issue up to an additional $1.0 billion in aggregate principal amount of commercial paper. HP maintains two commercial paper programs, and a wholly-owned subsidiary maintains a third program. HP's U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $16.0 billion. HP's euro commercial paper program provides for the issuance of commercial paper outside of the U.S. denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $3.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $16.0 billion authorized by HP's Board of Directors. The HP subsidiary's Euro Commercial Paper/Certificate of Deposit Programme provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $500 million.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Borrowings (Continued)

        HP's and the HP subsidiary's resources available to obtain short- or long-term financing were as follows:

As of October 31, 2014
In millions
2012 Shelf Registration Statement(1)	Unspecified
Commercial paper programs	$16,202
Uncommitted lines of credit	$ 1,587

(1)
HP has the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2012 Shelf Registration Statement.

        The extent to which HP is able to utilize the 2012 Shelf Registration Statement and the commercial paper programs as sources of liquidity at any given time is subject to a number of factors, including market demand for HP securities and commercial paper, HP's financial performance, HP's credit ratings and market conditions generally.

        As of October 31, 2014, aggregate future maturities of long-term debt at face value (excluding a fair value adjustment related to hedged debt of $120 million, a premium on debt issuance of $13 million and a discount on debt issuance of $13 million) were as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
	In millions
Aggregate future maturities of debt outstanding including capital lease obligations	$2,652	$3,027	$2,920	$786	$2,003	$7,186	$18,574

        Interest expense on borrowings recognized in the Consolidated Statements of Earnings during the fiscal years was as follows:

Expense	Location	2014	2013	2012
		In millions
Financing interest	Financing interest	$277	$312	$317
Interest expense	Interest and other, net	344	426	514

Total interest expense		$621	$738	$831

Note 13: Stockholders' Equity

  Dividends

        The stockholders of HP common stock are entitled to receive dividends when and as declared by HP's Board of Directors. Dividends declared were $0.61 per common share in fiscal 2014, $0.55 per common share in fiscal 2013 and $0.50 per common share in fiscal 2012.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Stockholders' Equity (Continued)

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In fiscal 2014, HP executed share repurchases of 92 million shares which were settled for $2.7 billion and included 7 million shares expected to settle in the first quarter of fiscal 2015. In fiscal 2013, HP executed share repurchases of 77 million shares which were settled for $1.5 billion. In fiscal 2012, HP executed share repurchases of 67 million shares which were settled for $1.6 billion. The shares repurchased and settled in fiscal 2014, fiscal 2013 and fiscal 2012 were all open market repurchase transactions. As of October 31, 2014, HP had remaining authorization of $4.9 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on July 21, 2011.

  Taxes related to Other Comprehensive (Loss) Income

	For the fiscal years ended October 31
	2014	2013	2012
	In millions
Tax (provision) benefit on change in unrealized gains on available-for-sale securities:
Tax (provision) benefit on unrealized gains arising during the period	$(1)	$(14)	$25

	(1)	(14)	25

Tax (provision) benefit on change in unrealized gains (losses) on cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(174)	97	(137)
Tax (benefit) provision on losses (gains) reclassified into earnings	(18)	(49)	143

	(192)	48	6

Tax benefit (provision) on change in unrealized components of defined benefit plans:
Tax benefit (provision) on (losses) gains arising during the period	181	(258)	261
Tax benefit on amortization of actuarial loss and prior service benefit	(18)	(35)	(31)
Tax provision on curtailments, settlements and other	(9)	(5)	(48)

	154	(298)	182

Tax (provision) benefit on change in cumulative translation adjustment	(27)	25	(25)

Tax (provision) benefit on other comprehensive (loss) income	$(66)	$(239)	$188

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Stockholders' Equity (Continued)

  Changes and reclassifications related to Other Comprehensive (Loss) Income, net of taxes

	For the fiscal years ended October 31
	2014	2013	2012
	In millions
Other comprehensive (loss) income, net of taxes:
Change in unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	$6	$38	$50
Gains reclassified into earnings	(1)	(49)	—

	5	(11)	50

Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	163	(146)	198
Losses (gains) reclassified into earnings(1)	133	57	(256)

	296	(89)	(58)

Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(2,575)	1,695	(2,196)
Amortization of actuarial loss and prior service benefit(2)	241	291	141
Curtailments, settlements and other	42	20	74

	(2,292)	2,006	(1,981)

Change in cumulative translation adjustment	(112)	(125)	(72)

Other comprehensive (loss) income, net of taxes	$(2,103)	$1,781	$(2,061)

(1)
Reclassification of pre-tax losses (gains) on cash flow hedges into the Consolidated Statements of Earnings was as follows:

	2014	2013	2012
	In millions
Net revenue	$21	$(48)	$(423)
Cost of products	71	165	15
Other operating expenses	9	(1)	6
Interest and other, net	50	(10)	3

	$151	$106	$(399)

(2)
These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 4.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss, net of taxes as of October 31, 2014 and changes during fiscal year 2014 were as follows:

	Net unrealized gain on available-for-sale securities	Net unrealized loss on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$76	$(188)	$(3,084)	$(582)	$(3,778)
Other comprehensive income (loss) before reclassifications	6	163	(2,533)	(112)	(2,479)
Reclassifications of (gains) losses into earnings	(1)	133	241	—	376

Balance at end of period	$81	$108	$(5,376)	$(694)	$(5,881)

Note 14: Net Earnings Per Share

        HP calculates basic net EPS using net earnings (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock awards, stock options, performance-based awards and shares purchased under the 2011 ESPP.

        The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the fiscal years ended October 31
	2014	2013	2012
	In millions, except per share amounts
Numerator:
Net earnings (loss)(1)	$5,013	$5,113	$(12,650)

Denominator:
Weighted-average shares used to compute basic net EPS	1,882	1,934	1,974
Dilutive effect of employee stock plans	30	16	—

Weighted-average shares used to compute diluted net EPS	1,912	1,950	1,974

Net earnings (loss) per share:
Basic	$2.66	$2.64	$(6.41)

Diluted(2)	$2.62	$2.62	$(6.41)

Anti-dilutive weighted average options(3)	26	52	57

(1)
Net earnings allocated to participating securities were not significant in fiscal 2014, 2013 and 2012. HP considers restricted stock awards that provide the holder with a non-forfeitable right to receive dividends to be participating securities.

(2)
For fiscal 2012, HP excluded from the calculation of diluted net loss per share 10 million shares potentially issuable under stock-based incentive compensation plans and the 2011 ESPP, as their effect, if included, would have been anti-dilutive.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Net Earnings Per Share (Continued)

(3)
HP excludes options where the assumed proceeds exceed the average market price from the calculation of diluted net EPS, because their effect would be anti-dilutive. The assumed proceeds of an option include the sum of its exercise price, average unrecognized compensation cost and excess tax benefits.

Note 15: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of October 31, 2014, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP's financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in the Stuttgart Civil Court seeking to impose levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under existing law. VG Wort appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. On September 21, 2010, the Constitutional Court published a decision holding that the German Federal Supreme Court erred by not referring questions on interpretation of German copyright law to the Court of Justice of the European Union ("CJEU") and therefore revoked

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Litigation and Contingencies (Continued)

the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing on this matter with other cases relating to reprographic levies on printers and PCs that was held on October 31, 2013. The German Federal Supreme Court issued a decision on July 3, 2014 partially granting the claim of VG Wort. The German Federal Supreme Court decision provides that levies are due where the printer is used with a PC to make permitted reprographic copies in a single process under the control of the same person, but no levies are due on a printer for reprographic copies made with a "scanner-PC-printer" product chain. The case has been remitted to lower courts to assess the amount to be paid per printer unit.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Technology Solutions GmbH ("Fujitsu") in the Munich Civil Court in Munich, Germany seeking to impose levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against Fujitsu. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that Fujitsu must pay €12 plus compound interest for each PC sold in Germany since March 2001. Fujitsu appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. Fujitsu filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, were not subject to the levies on photocopiers established by that law. VG Wort subsequently filed a claim with the German Federal Constitutional Court challenging that ruling. In January 2011, the Constitutional Court published a decision holding that the German Federal Supreme Court decision was inconsistent with the German Constitution and revoking the German Federal Supreme Court decision. The Constitutional Court also remitted the matter to the German Federal Supreme Court for further action. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing on that matter with other cases relating to reprographic levies on printers that was held on October 31, 2013. The German Federal Supreme Court issued a decision on July 3, 2014 partially granting the claim of VG Wort. The German Federal Supreme Court decision provides that levies are due for audio-visual copying of standing text and pictures using a PC as the last device in a single reproduction process under the control of the same person, but no levies are due on a PC for reprographic copies made using a "PC-printer" or a "scanner-PC-printer" chain. The case has been remitted to lower courts to assess the amount to be paid per PC unit.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Litigation and Contingencies (Continued)

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

        Fair Labor Standards Act Litigation.    HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of Electronic Data Systems Corporation ("EDS") or HP have been misclassified as exempt employees under the Fair Labor Standards Act and/or in violation of the California Labor Code or other state laws. Those matters include the following:

  •
  Cunningham and Cunningham, et al. v. Electronic Data Systems Corporation is a purported collective action filed on May 10, 2006 in the United States District Court for the Southern District of New York claiming that current and former EDS employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. Another purported collective action, Steavens, et al. v. Electronic Data Systems Corporation, was filed on October 23, 2007 in the same court alleging similar facts. The Steavens case has been consolidated for pretrial purposes with the Cunningham case. On December 14, 2010, the court granted conditional certification of a class consisting of employees in 20 legacy EDS job codes in the consolidated Cunningham and Steavens matter. On December 11, 2013, HP and plaintiffs' counsel in the consolidated Cunningham/Steavens matter, and the Salva matter described below, mediated these cases and reached a settlement agreement. The court preliminarily approved the settlement on November 4, 2014. The final approval hearing is scheduled for June 8, 2015.

  •
  Salva v. Hewlett-Packard Company is a purported collective action filed on June 15, 2012 in the United States District Court for the Western District of New York alleging that certain information technology employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees under the Fair Labor Standards Act. On December 11, 2013, HP and plaintiffs' counsel in the consolidated Cunningham/Steavens matter and the Salva matter mediated these cases and reached a settlement agreement. The court consolidated the Salva matter into the Cunningham/Steavens matter and preliminarily approved the settlement on November 4, 2014. The final approval hearing is scheduled for June 8, 2015.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Litigation and Contingencies (Continued)

  •
  Karlbom, et al. v. Electronic Data Systems Corporation is a class action filed on March 16, 2009 in California Superior Court alleging facts similar to the Cunningham and Steavens matters. The parties are currently engaged in discovery.

  •
  Blake, et al. v. Hewlett-Packard Company was filed as a purported nationwide collective action on February 17, 2011 in the United States District Court for the Southern District of Texas claiming that a class of information technology support personnel had been misclassified as exempt employees under the Fair Labor Standards Act. On February 10, 2012, the plaintiffs filed a motion requesting that the court conditionally certify the case as a collective action. On July 11, 2013, the court denied the plaintiffs' motion for conditional certification in its entirety. Following the denial of class certification, the case has continued as an individual action on behalf of the named plaintiff and one other employee. The parties have reached an agreement to resolve this matter with the two plaintiffs agreeing to settle their individual claims and release any other claims they may have against HP. The court approved the settlement on August 19, 2014, and dismissed the case with prejudice on September 9, 2014.

  •
  Benedict v. Hewlett-Packard Company is a purported collective action filed on January 10, 2013 in the United States District Court for the Northern District of California alleging that certain technical support employees allegedly involved in installing, maintaining and/or supporting computer software and/or hardware for HP were misclassified as exempt employees under the Fair Labor Standards Act. The plaintiff has also alleged that HP violated California law by, among other things, allegedly improperly classifying these employees as exempt. On February 13, 2014, the court granted the plaintiff's motion for conditional class certification. The parties are engaged in discovery.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Litigation and Contingencies (Continued)

On August 15, 2014, the CPO agreed to the parties' joint request that the CPO not issue an order unless and until the parties, with the guidance of the mediator, report to the CPO that their ongoing mediation has reached a final impasse.

        On September 10, 2014, the parties reached an agreement in principle to resolve this matter and on December 15, 2014, the parties submitted a settlement agreement and time and materials agreement to the CPO for approval.

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

        HPI filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HPI to deposit an additional $24 million against the products order, which HPI deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HPI filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP's request to remand the matter to the Commissioner on procedural grounds, and is scheduled to reconvene hearings on the merits beginning on April 6, 2015.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Litigation and Contingencies (Continued)

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

        The DOJ and the SEC also conducted an investigation into the Russia GPO deal and potential violations of the Foreign Corrupt Practices Act ("FCPA"). In addition, the same U.S. enforcement agencies conducted investigations into certain other public-sector transactions in Russia, Poland, the Commonwealth of Independent States and Mexico, among other countries. On April 9, 2014, HP announced a resolution of the DOJ and SEC FCPA investigations. Pursuant to the terms of the resolution of the DOJ and SEC FCPA investigation announced in April 2014, on September 11, 2014, an HP subsidiary in Russia, ZAO Hewlett Packard A.O., entered a guilty plea in the United States District Court, Northern District of California, to criminal violations of the FCPA. HP paid the SEC approximately $31 million, and paid approximately $77 million in fines and penalties pursuant to its agreements with the DOJ. HP also has agreed to undertake certain compliance, reporting and cooperation obligations.

        On December 2, 2014, plaintiffs Petroleos Mexicanos and Pemex Exploracion filed a complaint against HP and HP Mexico in the United States District Court for the Northern District of California alleging violations of the Racketeer Influenced and Corrupt Organizations Act (RICO Act), fraudulent concealment, tortious interference, and violations of the California Unfair Competition Law in connection with alleged improper payments provided to Pemex officials by third-parties retained by HP Mexico. These allegations arise from the same subject-matter as a previously disclosed 2014 Non-Prosecution Agreement between HP Mexico and the DOJ and a simultaneous cease-and-desist order against HP issued by the SEC. HP is investigating this claim, however, HP does not believe that the resolution of this matter will have a material impact on its financial statements.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Litigation and Contingencies (Continued)

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

        Stockholder Litigation.    As described below, HP is involved in various stockholder litigation matters commenced against certain current and former HP executive officers and/or certain current and former members of HP's Board of Directors in which the plaintiffs are seeking to recover damages related to HP's allegedly inflated stock price, certain compensation paid by HP to the defendants, other damages and/or injunctive relief:

  •
  Saginaw Police & Fire Pension Fund v. Marc L. Andreessen, et al. is a lawsuit filed on October 19, 2010 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and were unjustly enriched by consciously disregarding HP's alleged violations of the FCPA. On August 15, 2011, the defendants filed a motion to dismiss the lawsuit. On March 21, 2012, the court granted the defendants' motion to dismiss, and the court entered judgment in the defendants' favor and closed the case on May 29, 2012. On June 28, 2012, the plaintiff filed an appeal with the United States Court of Appeals for the Ninth Circuit. On September 8, 2014, the plaintiff voluntarily dismissed its appeal, which concluded the case.

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

  •
  A.J. Copeland v. Léo Apotheker, et al. ("Copeland II") is a lawsuit filed on February 10, 2014 in the United States District Court for the Northern District of California alleging, among other things, that the defendants used their control over HP and its corporate suffrage process in effectuating, directly participating in and/or aiding and abetting violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and breach of the duty of candor. The claims arise out of the circumstances at HP relating to its 2013 and 2014 proxy

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Litigation and Contingencies (Continued)

    statements, the departure of Mr. Hurd as Chairman of HP's Board of Directors and HP's Chief Executive Officer, alleged violations of the FCPA, and HP's acquisition of 3PAR Inc. and Autonomy Corporation plc ("Autonomy"). On February 25, 2014, the court issued an order granting HP's administrative motion to relate Copeland II to Copeland I. On April 8, 2014, the court granted the parties' stipulation to stay the action pending resolution of Copeland I by the United States Court of Appeals for the Ninth Circuit.

  •
  Richard Gammel v. Hewlett-Packard Company, et al. is a putative securities class action filed on September 13, 2011 in the United States District Court for the Central District of California alleging, among other things, that from November 22, 2010 to August 18, 2011, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model, the future of the webOS operating system, and HP's commitment to developing and integrating webOS products, including the TouchPad tablet PC. On April 11, 2012, the defendants filed a motion to dismiss the lawsuit. On September 4, 2012, the court granted the defendants' motion to dismiss and gave the plaintiff 30 days to file an amended complaint. On October 19, 2012, the plaintiff filed an amended complaint asserting the same causes of action but dropping one of the defendants and shortening the period that the alleged violations of the Exchange Act occurred to February 9, 2011 to August 18, 2011. On December 3, 2012, the defendants moved to dismiss the amended complaint. On May 8, 2013, the court granted the defendants' motion to dismiss in part and denied it in part. As a result of the court's ruling, the alleged class period in the action runs from June 1, 2011 to August 18, 2011. The parties commenced mediation before a private mediator and on March 31, 2014, the parties executed a settlement stipulation. On September 15, 2014, the court granted final approval of the settlement and HP and certain of its insurers paid approximately $57 million pursuant to the terms of the settlement agreement. The deadline to appeal the court's grant of final approval has passed and the court's judgment is now final.

  •
  Ernesto Espinoza v. Léo Apotheker, et al. and Larry Salat v. Léo Apotheker, et al. are consolidated lawsuits filed on September 21, 2011 in the United States District Court for the Central District of California alleging, among other things, that the defendants violated Section 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched when they authorized HP's repurchase of its own stock on August 29, 2010 and July 21, 2011. These lawsuits were previously stayed pending developments in the Gammel matter, but those stays have been lifted. The plaintiffs filed an amended consolidated complaint on August 21, 2013, and, on October 28, 2013, the defendants filed a motion to stay these matters. In an order dated February 13, 2014, the court granted the motion to stay. At the August 11, 2014 status conference, the stay was lifted. The plaintiffs informed the court that they will move forward with their complaint. HP filed a motion to dismiss on November 21, 2014.

  •
  Luis Gonzalez v. Léo Apotheker, et al. and Richard Tyner v. Léo Apotheker, et al. are consolidated lawsuits filed on September 29, 2011 and October 5, 2011, respectively, in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Litigation and Contingencies (Continued)

    business and by authorizing HP's repurchase of its own stock on August 29, 2010 and July 21, 2011. The lawsuits are currently stayed pending resolution of the Espinoza/Salat consolidated action in federal court. The court held a status conference on November 17, 2014.

  •
  Cement & Concrete Workers District Council Pension Fund v. Hewlett-Packard Company, et al. is a putative securities class action filed on August 3, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from November 13, 2007 to August 6, 2010 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making statements regarding HP's Standards of Business Conduct ("SBC") that were false and misleading because Mr. Hurd, who was serving as HP's Chairman and Chief Executive Officer during that period, had been violating the SBC and concealing his misbehavior in a manner that jeopardized his continued employment with HP. On February 7, 2013, the defendants moved to dismiss the amended complaint. On August 9, 2013, the court granted the defendants' motion to dismiss with leave to amend the complaint by September 9, 2013. The plaintiff filed an amended complaint on September 9, 2013, and the defendants moved to dismiss that complaint on October 24, 2013. On June 25, 2014, the court issued an order granting the defendants' motions to dismiss and on July 25, 2014, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On November 4, 2014, the plaintiff-appellant filed its opening brief in the Court of Appeals for the Ninth Circuit.

  Autonomy-Related Legal Matters

        Investigations.    As a result of the findings of an ongoing investigation, HP has provided information to the U.K. Serious Fraud Office, the DOJ and the SEC related to the accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy. On November 21, 2012, representatives of the U.S. Department of Justice advised HP that they had opened an investigation relating to Autonomy. On February 6, 2013, representatives of the U.K. Serious Fraud Office advised HP that they had also opened an investigation relating to Autonomy. HP is cooperating with the three investigating agencies.

        Litigation.    As described below, HP is involved in various stockholder litigation relating to, among other things, its November 20, 2012 announcement that it recorded a non-cash charge for the impairment of goodwill and intangible assets within its Software segment of approximately $8.8 billion in the fourth quarter of its 2012 fiscal year and HP's statements that, based on HP's findings from an ongoing investigation, the majority of this impairment charge related to accounting improprieties, misrepresentations to the market and disclosure failures at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy and the impact of those improprieties, failures and misrepresentations on the expected future financial performance of the Autonomy business over the long term. This stockholder litigation was commenced against, among others, certain current and former HP executive officers, certain current and former members of HP's Board of Directors, and certain advisors to HP. The plaintiffs in these litigation matters are seeking to recover certain compensation paid by HP to the defendants and/or other damages. These matters include the following:

  •
  In re HP Securities Litigation consists of two consolidated putative class actions filed on November 26 and 30, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 19, 2011 to November 20, 2012, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Litigation and Contingencies (Continued)

    information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging that, during that same period, all of the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5(b) by concealing material information and making false statements related to HP's acquisition of Autonomy and that certain defendants violated SEC Rule 10b-5(a) and (c) by engaging in a "scheme" to defraud investors. On July 2, 2013, HP filed a motion to dismiss the lawsuit. On November 26, 2013, the court granted in part and denied in part HP's motion to dismiss, allowing claims to proceed against HP and Margaret C. Whitman based on alleged statements and/or omissions made on or after May 23, 2012. The court dismissed all of the plaintiff's claims that were based on alleged statements and/or omissions made between August 19, 2011 and May 22, 2012. The plaintiffs filed a motion for class certification on November 4, 2014 and, on December 15, 2014, defendants filed their opposition to the motion. The hearing on the motion for class certification is scheduled for February 20, 2015.

  •
  In re Hewlett-Packard Shareholder Derivative Litigation consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP's acquisition of Autonomy and Autonomy's Intelligent Data Operating Layer technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in "abuse of control" over HP and corporate waste and were unjustly enriched. The litigation was stayed by agreement until July 31, 2013. On July 30, 2013, HP filed a motion to further stay the litigation until HP's Board of Directors decides whether to pursue any of the claims asserted in the litigation or the court rules on HP's motion to dismiss the consolidated complaint in the In re HP Securities Litigation matter. The court extended the stay of the litigation until June 16, 2014. Lead plaintiff filed a stipulation of proposed settlement on June 30, 2014. The court has held hearings on the motion for preliminary approval of the proposed settlement, but has not issued a decision. The parties and other interested parties have submitted further briefing and await a ruling from the court. The court is also expected to rule on the motion to sever filed in an additional derivative action captioned Steinberg and Vogel v. Apotheker, et. al. that contains substantially similar allegations and seeking substantially similar relief; the motion to intervene filed by the California state court plaintiff Vincent Ho for the limited purpose of applying for attorneys' fees; the motion to intervene filed by Sushovan Hussain for the purposes of objecting to the proposed settlement and obtaining discovery; and the motion to intervene filed by purported HP shareholder Rodney Cook for the purposes of removing the lead plaintiff and having himself appointed as the lead plaintiff.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Litigation and Contingencies (Continued)

  •
  In re HP ERISA Litigation consists of three consolidated putative class actions filed beginning on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 18, 2011 to November 22, 2012, the defendants breached their fiduciary obligations to HP's 401(k) Plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of the Employee Retirement Income Security Act of 1974, as amended, by concealing negative information regarding the financial performance of Autonomy and HP's enterprise services business and by failing to restrict participants from investing in HP stock. On August 16, 2013, HP filed a motion to dismiss the lawsuit. On March 31, 2014, the court granted HP's motion to dismiss this action with leave to amend. On July 16, 2014, the plaintiffs filed a second amended complaint containing substantially similar allegations and seeking substantially similar relief as the first amended complaint. HP moved to dismiss the second amended complaint and a hearing on the motion is scheduled for January 23, 2015.

  •
  Vincent Ho v. Margaret C. Whitman, et al.is a lawsuit filed on January 22, 2013 in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. On April 22, 2013, the court stayed the lawsuit pending resolution of the In re Hewlett-Packard Shareholder Derivative Litigation matter in federal court. Two additional derivative actions, James Gould v. Margaret C. Whitman, et al. and Leroy Noel v. Margaret C. Whitman, et al., were filed in California Superior Court on July 26, 2013 and August 16, 2013, respectively, containing substantially similar allegations and seeking substantially similar relief. Those actions also have been stayed pending resolution of the In re Hewlett-Packard Shareholder Derivative Litigation matter. If the settlement of the federal derivative case is approved, it will result in a release of the claims asserted in all three actions other than claims asserted against Michael Lynch, the former chief executive officer of Autonomy.

  •
  Cook v. Whitman, et al. is a lawsuit filed on March 18, 2014 in the Delaware Chancery Court, alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's acquisition of Autonomy. On May 15, 2014, HP moved to dismiss or stay the Cook matter. On July 22, 2014, the Delaware Chancery Court stayed the motion pending the United States District Court's hearing on preliminary approval of the proposed settlement in the In re Hewlett-Packard Shareholder Derivative Litigation matter. If the District Court approves the settlement, it will result in a release of all the claims asserted in the Cook matter other than those asserted against Michael Lynch, Sushovan Hussain, the former chief financial officer of Autonomy, and Deloitte LLP.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Litigation and Contingencies (Continued)

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

        HP has entered into service contracts with certain of its clients that are supported by financing arrangements. If a service contract is terminated as a result of HP's non-performance under the contract or failure to comply with the terms of the financing arrangement, HP could, under certain circumstances, be required to acquire certain assets related to the service contract. HP believes the likelihood of having to acquire a material amount of assets under these arrangements is remote.

  Indemnifications

        In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify a third party to such arrangement from any losses incurred relating to the services

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Guarantees (Continued)

they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. HP also provides indemnifications to certain vendors and customers against claims of IP infringement made by third parties arising from the vendor's and customer's use of HP's software products and services and certain other matters. Some indemnifications may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

  Warranty

        HP accrues the estimated cost of product warranties at the time it recognizes revenue. HP engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failures outside of HP's baseline experience, affect the estimated warranty obligation.

        HP's aggregate product warranty liabilities and changes during the fiscal years were as follows:

	As of October 31
	2014	2013
	In millions
Balance at beginning of year	$2,031	$2,170
Accruals for warranties issued	1,840	2,007
Adjustments related to pre-existing warranties (including changes in estimates)	12	(4)
Settlements made (in cash or in kind)	(1,927)	(2,142)

Balance at end of year	$1,956	$2,031

Note 17: Commitments

  Lease Commitments

        HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense was approximately $1.0 billion in fiscal 2014, 2013 and 2012.

        Property under capital leases comprised primarily of equipment and furniture. Capital lease assets included in Property, plant and equipment in the Consolidated Balance Sheets were $229 million and $437 million as of October 31, 2014 and October 31, 2013, respectively. Accumulated depreciation on the property under capital lease was $207 million and $404 million as of October 31, 2014 and October 31, 2013, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Commitments (Continued)

        As of October 31, 2014, future minimum lease commitments were as follows:

Operating Lease
In millions
Fiscal year
2015	$744
2016	555
2017	416
2018	308
2019	237
Thereafter	804
Less: Sublease rental income	(63)

Total	$3,001

  Unconditional Purchase Obligations

        At October 31, 2014, HP had unconditional purchase obligations of approximately $2.1 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. These unconditional purchase obligations are related principally to inventory and other items. Unconditional purchase obligations exclude agreements that are cancelable without penalty.

        As of October 31, 2014, future unconditional purchase obligations were as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
	In millions
Unconditional purchase obligations	$1,383	$289	$229	$212	$—	$—	$2,113

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	For the three-month fiscal periods ended in fiscal 2014
	January 31	April 30	July 31	October 31
Net revenue	$28,154	$27,309	$27,585	$28,406
Cost of sales(1)	21,736	20,704	20,974	21,425
Research and development	811	873	887	876
Selling, general and administrative	3,210	3,391	3,388	3,364
Amortization of intangible assets	283	264	227	226
Restructuring charges	114	252	649	604
Acquisition-related charges	3	3	2	3
Total costs and expenses	26,157	25,487	26,127	26,498
Earnings from operations	1,997	1,822	1,458	1,908
Interest and other, net	(163)	(174)	(145)	(146)
Earnings before taxes	1,834	1,648	1,313	1,762
Provision for taxes	(409)	(375)	(328)	(432)
Net earnings	$1,425	$1,273	$985	$1,330
Net earnings per share:(2)
Basic	$0.75	$0.67	$0.53	$0.71
Diluted	$0.74	$0.66	$0.52	$0.70
Cash dividends paid per share	$0.15	$0.15	$0.16	$0.16
Range of per share stock prices on the New York Stock Exchange
Low	$24.50	$27.89	$31.21	$31.62
High	$30.13	$33.90	$36.21	$38.25

	For the three-month fiscal periods ended in fiscal 2013
	January 31	April 30	July 31	October 31
Net revenue	$28,359	$27,582	$27,226	$29,131
Cost of sales(1)	22,029	21,055	20,859	22,437
Research and development	794	815	797	729
Selling, general and administrative	3,300	3,342	3,274	3,351
Amortization of intangible assets	350	350	356	317
Restructuring charges	130	408	81	371
Acquisition-related charges	4	11	4	3
Total costs and expenses	26,607	25,981	25,371	27,208
Earnings from operations	1,752	1,601	1,855	1,923
Interest and other, net	(179)	(193)	(146)	(103)
Earnings before taxes	1,573	1,408	1,709	1,820
Provision for taxes	(341)	(331)	(319)	(406)
Net earnings	$1,232	$1,077	$1,390	$1,414
Net earnings per share:(2)
Basic	$0.63	$0.56	$0.72	$0.74
Diluted	$0.63	$0.55	$0.71	$0.73
Cash dividends paid per share	$0.13	$0.13	$0.15	$0.15
Range of per share stock prices on the New York Stock Exchange
Low	$11.35	$16.03	$20.15	$20.25
High	$17.45	$24.05	$26.71	$27.78

(1)
Cost of products, cost of services and financing interest.

(2)
Net EPS for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

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

        The following information is included in HP's Proxy Statement related to its 2015 Annual Meeting of Stockholders to be filed within 120 days after HP's fiscal year end of October 31, 2014 (the "Proxy Statement") and is incorporated herein by reference:

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

ITEM 14. Principal Accounting Fees and Services.

        Information regarding principal accounting fees and services is set forth under "Principal Accounting Fees and Services" in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

  (a)
  The following documents are filed as part of this report:

  1.
  All Financial Statements:

        The following financial statements are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

  2.
  Financial Statement Schedules:

        All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

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

Date: December 17, 2014	HEWLETT-PACKARD COMPANY
	By:	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer

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

Signature	Title(s)	Date

/s/ MARGARET C. WHITMAN Margaret C. Whitman	Chairman, President and Chief Executive Officer (Principal Executive Officer)	December 17, 2014
/s/ CATHERINE A. LESJAK Catherine A. Lesjak	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 17, 2014
/s/ JEFF T. RICCI Jeff T. Ricci	Senior Vice President and Controller (Principal Accounting Officer)	December 17, 2014
/s/ MARC L. ANDREESSEN Marc L. Andreessen	Director	December 17, 2014
/s/ SHUMEET BANERJI Shumeet Banerji	Director	December 17, 2014
/s/ ROBERT R. BENNETT Robert R. Bennett	Director	December 17, 2014
/s/ RAJIV L. GUPTA Rajiv L. Gupta	Director	December 17, 2014

Signature	Title(s)	Date

/s/ KLAUS KLEINFELD Klaus Kleinfeld	Director	December 17, 2014
/s/ RAYMOND J. LANE Raymond J. Lane	Director	December 17, 2014
/s/ ANN M. LIVERMORE Ann M. Livermore	Director	December 17, 2014
/s/ RAYMOND E. OZZIE Raymond E. Ozzie	Director	December 17, 2014
/s/ GARY M. REINER Gary M. Reiner	Director	December 17, 2014
/s/ PATRICIA F. RUSSO Patricia F. Russo	Director	December 17, 2014
/s/ JAMES A. SKINNER James A. Skinner	Director	December 17, 2014

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated Bylaws effective November 20, 2013.	8-K	001-04423	3.1	November 26, 2013
4(a)	Senior Indenture between the Registrant and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Subordinated Indenture.	S-3	333-30786	4.2	March 17, 2000
4(c)	Form of Registrant's 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.3	February 28, 2007
4(d)	Form of Registrant's 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.3	February 29, 2008
4(e)	Form of Registrant's 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.3 and 4.4	September 13, 2010
4(f)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010
4(g)	Form of Registrant's 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	June 1, 2011

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant's 2.350% Global Note due March 15, 2015, 3.000% Global Note due September 15, 2016, 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.2, 4.3, 4.4, 4.5 and 4.6	September 19, 2011
4(i)	Form of Registrant's 3.300% Global Note due December 9, 2016, 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.2, 4.3 and 4.4	December 12, 2011
4(j)	Form of Registrant's 2.600% Global Note due September 15, 2017 and 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	March 12, 2012
4(k)	Form of Registrant's 2.750% Global Note due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(l)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(d)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(e)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(f)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(h)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(i)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(j)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(k)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(l)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(m)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(n)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(q)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(r)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(s)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(v)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(w)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(y)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(z)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(a)(a)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(b)(b)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(c)(c)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(d)(d)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(e)(e)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(f)(f)(f)	December 15, 2010

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(f)(f)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(g)(g)(g)	December 15, 2010
10(g)(g)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(h)(h)(h)	December 15, 2010
10(h)(h)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(i)(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(j)(j)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(k)(k)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*	10-Q	001-04423	10(o)(o)(o)	September 9, 2011
10(l)(l)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(p)(p)(p)	September 9, 2011
10(m)(m)	Employment offer letter, dated September 27, 2011, between the Registrant and Margaret C. Whitman.*	8-K	001-04423	10.2	September 29, 2011
10(n)(n)	Letter Agreement, dated November 17, 2011, among the Registrant, Relational Investors LLC and the other parties named therein.*	8-K	001-04423	99.1	November 17, 2011
10(o)(o)	Seventh Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(e)(e)(e)	December 14, 2011
10(p)(p)	Registrant's Severance Plan for Executive Officers, as amended and restated September 18, 2013.*	10-K	001-04423	10(q)(q)	December 30, 2013

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(q)(q)	Aircraft Time Sharing Agreement, dated March 16, 2012, between the Registrant and Margaret C. Whitman.*	10-Q	001-04423	10(h)(h)(h)	June 8, 2012
10(r)(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)(s)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and John M. Hinshaw.*	10-Q	001-04423	10(t)(t)	June 6, 2013
10(t)(t)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and R. Todd Bradley.*	10-Q	001-04423	10(u)(u)	June 6, 2013
10(u)(u)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(v)(v)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(w)(w)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(x)(x)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(y)(y)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(z)(z)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(a)(a)(a)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(b)(b)(b)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(c)(c)(c)	Eighth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2014

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(d)(d)(d)	Ninth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2014
10(e)(e)(e)	Tenth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*‡
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	None.
16	None.
18	None.
21	Subsidiaries of the Registrant as of October 31, 2014.‡
22	None.
23	Consent of Independent Registered Public Accounting Firm.‡
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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