Form 10-Q
period 2015-01-31
HEWLETT PACKARD CO
filed 2015-03-11
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2015
Or
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

        The number of shares of HP common stock outstanding as of February 28, 2015 was 1,817,558,730 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended January 31, 2015

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

Part I. Financial Information

ITEM 1.    Financial Statements and Supplementary Data.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended January 31
	2015	2014
	In millions, except per share amounts
Net revenue:
Products	$18,161	$18,770
Services	8,583	9,281
Financing income	95	103

Total net revenue	26,839	28,154

Costs and expenses:
Cost of products	14,075	14,525
Cost of services	6,433	7,139
Financing interest	63	72
Research and development	825	811
Selling, general and administrative	3,071	3,210
Amortization of intangible assets	222	283
Restructuring charges	146	114
Acquisition-related charges	4	3
Separation costs	80	—

Total operating expenses	24,919	26,157

Earnings from operations	1,920	1,997

Interest and other, net	(174)	(163)

Earnings before taxes	1,746	1,834
Provision for taxes	(380)	(409)

Net earnings	$1,366	$1,425

Net earnings per share:
Basic	$0.75	$0.75

Diluted	$0.73	$0.74

Cash dividends declared per share	$0.32	$0.29
Weighted-average shares used to compute net earnings per share:
Basic	1,833	1,907

Diluted	1,861	1,935

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31
	2015	2014
	In millions
Net earnings	$1,366	$1,425

Other comprehensive income before taxes:
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	46	(1)
Gains reclassified into earnings	—	(1)

	46	(2)

Change in unrealized gains on cash flow hedges:
Unrealized gains arising during the period	631	70
(Gains) losses reclassified into earnings	(334)	109

	297	179

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	112	63
Curtailments, settlements and other	(2)	—

	110	63

Change in cumulative translation adjustment	(68)	(24)

Other comprehensive income before taxes	385	216
Provision for taxes	(179)	(105)

Other comprehensive income, net of taxes	206	111

Comprehensive income	$1,572	$1,536

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	As of
	January 31, 2015	October 31, 2014
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,919	$15,133
Accounts receivable	12,295	13,832
Financing receivables	2,907	2,946
Inventory	6,575	6,415
Other current assets	13,502	11,819

Total current assets	48,198	50,145

Property, plant and equipment	11,030	11,340
Long-term financing receivables and other assets	8,619	8,454
Goodwill	31,108	31,139
Intangible assets	1,906	2,128

Total assets	$100,861	$103,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,509	$3,486
Accounts payable	14,873	15,903
Employee compensation and benefits	2,900	4,209
Taxes on earnings	1,565	1,017
Deferred revenue	6,241	6,143
Accrued restructuring	559	898
Other accrued liabilities	12,882	12,079

Total current liabilities	42,529	43,735

Long-term debt	15,552	16,039
Other liabilities	15,876	16,305
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,822 and 1,839 shares issued and outstanding at January 31, 2015 and October 31, 2014, respectively)	18	18
Additional paid-in capital	2,538	3,430
Retained earnings	29,626	29,164
Accumulated other comprehensive loss	(5,675)	(5,881)

Total HP stockholders' equity	26,507	26,731
Non-controlling interests	397	396

Total stockholders' equity	26,904	27,127

Total liabilities and stockholders' equity	$100,861	$103,206

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three months ended January 31
	2015	2014
	In millions
Cash flows from operating activities:
Net earnings	$1,366	$1,425
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,028	1,117
Stock-based compensation expense	187	170
Provision for doubtful accounts	(2)	(4)
Provision for inventory	64	61
Restructuring charges	146	114
Deferred taxes on earnings	(173)	9
Excess tax benefit from stock-based compensation	(109)	(27)
Other, net	138	(33)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	1,540	2,391
Financing receivables	222	296
Inventory	(224)	(19)
Accounts payable	(852)	(1,165)
Taxes on earnings	293	170
Restructuring	(483)	(381)
Other assets and liabilities	(2,397)	(1,134)

Net cash provided by operating activities	744	2,990

Cash flows from investing activities:
Investment in property, plant and equipment	(947)	(997)
Proceeds from sale of property, plant and equipment	130	450
Purchases of available-for-sale securities and other investments	(50)	(135)
Maturities and sales of available-for-sale securities and other investments	30	465
Payments made in connection with business acquisitions	(1)	—

Net cash used in investing activities	(838)	(217)

Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	77	2
Issuance of debt	299	2,005
Payment of debt	(911)	(45)
Issuance of common stock under employee stock plans	181	83
Repurchase of common stock	(1,571)	(565)
Excess tax benefit from stock-based compensation	109	27
Cash dividends paid	(304)	(278)

Net cash (used in) provided by financing activities	(2,120)	1,229

Net (decrease) increase in cash and cash equivalents	(2,214)	4,002
Cash and cash equivalents at beginning of period	15,133	12,163

Cash and cash equivalents at end of period	$12,919	$16,165

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital leases	$—	$95

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

        In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of January 31, 2015 and October 31, 2014 and its results of operations and cash flows for the three months ended January 31, 2015 and January 31, 2014.

        The results of operations and cash flows for the three months ended January 31, 2015 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.

Principles of Consolidation

        The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of HP and other subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. HP accounts for investments in companies over which HP has the ability to exercise significant influence but does not hold a controlling interest under the equity method, and HP records its proportionate share of income or losses in Interest and other, net in the Consolidated Condensed Statements of Earnings. HP presents non-controlling interests as a separate component within Total stockholder's equity in the Consolidated Condensed Balance Sheets. Net earnings attributable to the non-controlling interests are eliminated within Interest and other, net in the Consolidated Condensed Statements of Earnings and are not presented separately as they were not material for any period presented. HP has eliminated all intercompany accounts and transactions.

Reclassifications

        HP has implemented certain segment and business unit realignments in order to align its segment financial reporting more closely with its current business structure. Reclassifications of certain prior-year segment and business unit financial information have been made to conform to the current-year presentation. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share ("EPS"). See Note 2 for a further discussion of HP's segment realignment.

Use of Estimates

        The preparation of financial statements in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Subsequent Event

        On March 2, 2015, HP announced it has entered into a definitive agreement to acquire Aruba Networks Inc. ("Aruba"), a leading provider of next-generation network access solutions for the mobile enterprise, for $24.67 per share in cash. The equity value of the transaction is approximately $3.0

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation (Continued)

billion, and net of cash and debt is approximately $2.7 billion. Both companies' boards of directors have approved the transaction. This acquisition will be integrated into HP's Networking business unit within the Enterprise Group ("EG") segment. The transaction is expected to close in the second half of HP's fiscal 2015, subject to approval by Aruba's stockholders, regulatory approvals in the US and other countries as well as other customary closing conditions.

Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. HP is required to adopt the amendments in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. HP is currently evaluating the impact of these amendments and the transition alternatives on its Consolidated Condensed Financial Statements.

Note 2: Segment Information

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs") and large enterprises, including customers in the government, health and education sectors. HP's offerings span the following:

  •
  personal computing and other access devices;

  •
  imaging- and printing-related products and services;

  •
  enterprise information technology ("IT") infrastructure, including enterprise server and storage technology, networking products and solutions, and technology support and maintenance;

  •
  multi-vendor customer services, including technology consulting, outsourcing and support services across infrastructure, applications and business process domains; and

  •
  software, products and solutions, including application testing and delivery, big data analytics, enterprise security, information governance, IT operations management, and marketing optimization.

        HP's operations are organized into seven segments for financial reporting purposes: Personal Systems, Printing, EG, Enterprise Services ("ES"), Software, HP Financial Services ("HPFS") and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by HP's management to evaluate segment results.

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

Note 2: Segment Information (Continued)

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

  •
  Consumer PCs include the HP Spectre, HP ENVY, HP Pavilion, HP Chromebook, HP Split, HP Slate and HP Stream series of multi-media consumer notebooks, consumer tablets, hybrids and desktops.

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

  •
  Graphics Solutions deliver large format printers (Designjet, Large Format Production, and Scitex Industrial), specialty printing, digital press solutions (Indigo and Inkjet Webpress), supplies and services to print service providers and design and rendering customers.

  •
  Software and Web Services delivers a suite of solutions and services, including photo-storage, printing offerings such as Snapfish and web-connected printing services.

        The Enterprise Group provides servers, storage, networking and technology services that, when combined with HP's Cloud solutions, enable customers to manage applications across public cloud, virtual private cloud, private cloud and traditional IT environments. Described below are HP's business units and capabilities within EG.

  •
  Industry Standard Servers offers a range of products from entry-level servers through premium ProLiant servers, which run primarily Windows, Linux and virtualization platforms from software

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

    providers such as Microsoft Corporation ("Microsoft") and VMware, Inc. ("VMware") and open sourced software from other major vendors while leveraging x86 processors from Intel Corporation ("Intel") and Advanced Micro Devices, Inc. ("AMD").

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

        Enterprise Services provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains. ES is comprised of the Infrastructure Technology Outsourcing ("ITO") and the Application and Business Services ("ABS") business units.

  •
  Infrastructure Technology Outsourcing delivers comprehensive services that encompass the management of data centers, IT security, cloud computing, workplace technology, networks, unified communications and enterprise service management.

  •
  Application and Business Services helps clients develop, revitalize and manage their applications and information assets.

        Software provides application testing and delivery, big data analytics, enterprise security, information governance, IT operations management, and marketing optimization solutions for businesses and enterprises of all sizes. Our software offerings include licenses, support, professional services and software-as-a-service ("SaaS").

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

        Corporate Investments includes HP Labs and certain cloud-related business incubation projects amongst others.

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

Note 2: Segment Information (Continued)

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

        HP periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries. Revenues from these intercompany arrangements are deferred and recognized as earned over the term of the arrangement by the HP legal entities involved in such transactions; however, these advanced payments are eliminated from revenues as reported by HP and its business segments. As disclosed in Note 6, in the first quarter of fiscal 2015, HP executed an intercompany advanced royalty payment arrangement resulting in advanced payments of $8.2 billion, while during fiscal 2014 HP executed a multi-year intercompany licensing arrangement and intercompany advanced royalty payment arrangement which resulted in combined advanced payments of $11.5 billion. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years and 15 years, respectively. The impact of these intercompany arrangements is eliminated from both HP consolidated and segment revenues.

        Financing interest in the Consolidated Condensed Statements of Earnings reflects interest expense on debt attributable to HPFS. Debt attributable to HPFS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with HPFS and its subsidiaries.

        HP does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate governance costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, separation costs and acquisition-related charges.

Segment Realignment

        Effective at the beginning of its first quarter of fiscal 2015, HP implemented an organizational change to align its segment financial reporting more closely with its current business structure. This organizational change resulted in the transfer of third-party multi-vendor support arrangements from the Technology Services ("TS") business unit within the EG segment to the Infrastructure Technology Outsourcing business unit within the ES segment.

        HP has reflected this change to its segment information retrospectively to the earliest period presented, which has resulted in the removal of intersegment revenue from the Technology Services business unit within the EG segment and the related corporate intersegment revenue eliminations, and the transfer of operating profit from the TS business unit within the EG segment to the Infrastructure Technology Outsourcing business unit within the ES segment. This change had no impact on HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

        There have been no material changes to the total assets of HP's individual segments since October 31, 2014.

Segment Operating Results

	Personal Systems and Printing Group
	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
	In millions
Three months ended January 31, 2015
Net revenue	$8,286	$5,485	$6,680	$4,780	$811	$781	$16	$26,839
Intersegment net revenue and other	258	58	301	213	60	22	—	912

Total segment net revenue	$8,544	$5,543	$6,981	$4,993	$871	$803	$16	$27,751

Earnings from operations	$313	$1,067	$1,090	$148	$157	$90	$(124)	$2,741

Three months ended January 31, 2014
Net revenue	$8,310	$5,782	$6,791	$5,283	$846	$854	$288	$28,154
Intersegment net revenue and other	220	33	179	312	70	16	—	830

Total segment net revenue	$8,530	$5,815	$6,970	$5,595	$916	$870	$288	$28,984

Earnings from operations	$279	$979	$1,003	$60	$145	$101	$121	$2,688

        The reconciliation of segment operating results to HP consolidated results was as follows:

	Three months ended January 31
	2015	2014
	In millions
Net Revenue:
Total segments	$27,751	$28,984
Elimination of intersegment net revenue and other	(912)	(830)

Total HP consolidated net revenue	$26,839	$28,154

Earnings before taxes:
Total segment earnings from operations	$2,741	$2,688
Corporate and unallocated costs and eliminations	(182)	(121)
Stock-based compensation expense	(187)	(170)
Amortization of intangible assets	(222)	(283)
Restructuring charges	(146)	(114)
Acquisition-related charges	(4)	(3)
Separation costs	(80)	—
Interest and other, net	(174)	(163)

Total HP consolidated earnings before taxes	$1,746	$1,834

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

        Net revenue by segment and business unit was as follows:

	Three months ended January 31
	2015	2014
	In millions
Notebooks	$4,724	$4,335
Desktops	2,949	3,274
Workstations	526	533
Other	345	388

Personal Systems	8,544	8,530

Supplies	3,601	3,795
Commercial Hardware	1,316	1,347
Consumer Hardware	626	673

Printing	5,543	5,815

Total Printing and Personal Systems Group	14,087	14,345

Industry Standard Servers	3,387	3,178
Technology Services	1,987	2,100
Storage	837	834
Networking	562	630
Business Critical Systems	208	228

Enterprise Group	6,981	6,970

Infrastructure Technology Outsourcing	3,132	3,501
Application and Business Services	1,861	2,094

Enterprise Services	4,993	5,595

Software	871	916
HP Financial Services	803	870
Corporate Investments	16	288

Total segment net revenue	27,751	28,984

Eliminations of intersegment net revenue and other	(912)	(830)

Total net revenue	$26,839	$28,154

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Restructuring

  Summary of Restructuring Plans

        HP's restructuring activities summarized by plan were as follows:

		Three months ended January 31, 2015				As of January 31, 2015
	Balance, October 31, 2014	Charges	Cash Payments	Other Adjustments and Non-Cash Settlements	Balance, January 31, 2015	Total Costs Incurred to Date	Total Expected Costs to Be Incurred
	In millions
Fiscal 2012 Plan
Severance and EER	$955	$133	$(439)	$(45)	$604	$4,526	$5,000
Infrastructure and other	98	17	(39)	(3)	73	532	540

Total 2012 Plan	1,053	150	(478)	(48)	677	5,058	5,540
Other Plans:
Severance	7	—	—	(1)	6	2,629	2,629
Infrastructure	54	(4)	(5)	(1)	44	1,429	1,433

Total Other Plans	61	(4)	(5)	(2)	50	4,058	4,062

Total restructuring plans	$1,114	$146	$(483)	$(50)	$727	$9,116	$9,602

Reflected in Consolidated Balance Sheets:
Accrued restructuring	$898				$559

Other liabilities	$216				$168

  Fiscal 2012 Restructuring Plan

        On May 23, 2012, HP adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. HP estimates that it will eliminate approximately 55,000 positions in connection with the 2012 Plan through fiscal 2015, with a portion of those employees exiting the company as part of voluntary enhanced early retirement ("EER") programs in the United States and in certain other countries. As of October 31, 2014 HP estimated that it will recognize approximately $5.5 billion in aggregate charges in connection with the 2012 Plan. HP expects approximately $5.0 billion to relate to workforce reductions, including the EER programs, and approximately $0.5 billion to relate to infrastructure, including data center and real estate consolidation, and other items. As of January 31, 2015, HP had recorded $5.1 billion in aggregate charges of which $4.5 billion related to workforce reductions and $532 million related to infrastructure, including data center and real estate consolidation, and other items. HP expects to record the remaining charges through the end of HP's 2015 fiscal year as the accounting recognition criteria are met. As of January 31, 2015, HP had eliminated approximately 43,700 positions for which a severance payment has been or will be made as part of the 2012 Plan. The severance- and infrastructure-related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021.

  Other Plans

        Restructuring plans initiated by HP in fiscal 2008 and 2010 were substantially completed as of January 31, 2015. Severance- and infrastructure-related cash payments associated with the other plans are expected to be paid out through fiscal 2019.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings was as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2015	2014	2015	2014	2015	2014
	In millions
Service cost	$—	$—	$86	$78	$1	$1
Interest cost	143	142	163	183	7	8
Expected return on plan assets	(217)	(203)	(305)	(282)	(9)	(8)
Amortization and deferrals:
Actuarial loss (gain)	13	4	112	78	(3)	(3)
Prior service benefit	—	—	(5)	(6)	(5)	(10)

Net periodic benefit (credit) cost	(61)	(57)	51	51	(9)	(12)
Special termination benefits	—	—	6	6	—	(11)

Net benefit (credit) cost	$(61)	$(57)	$57	$57	$(9)	$(23)

Employer Contributions and Funding Policy

        HP's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2014 that it expected to contribute approximately $686 million in fiscal 2015 to its non-U.S. pension plans and expected to pay approximately $35 million to cover benefit payments to U.S. non-qualified plan participants. HP expected to pay approximately $47 million to cover benefit claims for HP's post-retirement benefit plans.

        During the three months ended January 31, 2015, HP contributed $54 million to its non-U.S. pension plans, paid $8 million to cover benefit payments to U.S. non-qualified plan participants, and paid $12 million to cover benefit claims under HP's post-retirement benefit plans. During the remainder of fiscal 2015, HP anticipates making additional contributions of approximately $632 million to its non-U.S. pension plans and approximately $27 million to its U.S. non-qualified plan participants and expects to pay approximately $35 million to cover benefit claims under HP's post-retirement benefit plans.

        HP's pension and other post-retirement benefit costs and obligations depend on various assumptions. Differences between expected and actual returns on investments and changes in discount rates and other actuarial assumptions are reflected as unrecognized gains or losses, and such gains or losses are amortized to earnings in future periods. A deterioration in the funded status of a plan could result in a need for additional company contributions or an increase in net pension and post-retirement benefit costs in future periods. Actuarial gains or losses are determined at the measurement date and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

amortized over the remaining service life for active plans or the life expectancy of plan participants for frozen plans.

Note 5: Stock-Based Compensation

        HP's stock-based compensation plans include HP's principal equity plans as well as various equity plans assumed through business combinations. HP's principal equity plans permit the issuance of restricted stock awards, stock options and performance-based awards.

        Stock-based compensation expense and the resulting tax benefits were as follows:

	Three months ended January 31
	2015	2014
	In millions
Stock-based compensation expense	$187	$170
Income tax benefit	(60)	(53)

Stock-based compensation expense, net of tax	$127	$117

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. For the three months ended January 31, 2015, HP granted only restricted stock units.

        A summary of restricted stock award activity is as follows:

	Three months ended January 31, 2015
	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	40,808	$24
Granted	14,738	$37
Vested	(15,749)	$23
Forfeited	(733)	$25

Outstanding at end of period	39,064	$30

        At January 31, 2015, there was $852 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.6 years.

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

	Three months ended January 31
	2015	2014
Weighted-average fair value of grants per option(1)	$8.04	$7.45
Expected volatility(2)	26.3%	33.6%
Risk-free interest rate(3)	1.7%	1.8%
Expected dividend yield(4)	1.7%	2.2%
Expected term in years(5)	5.8	5.7

(1)
The weighted-average fair value was based on stock options granted during the period.

(2)
For all awards granted in fiscal 2015, expected volatility was estimated using the implied volatility derived from options traded on HP's common stock. For awards granted in fiscal 2014, expected volatility for awards subject to service-based vesting was estimated using the implied volatility derived from options traded on HP's common stock, whereas for performance-contingent awards, expected volatility was estimated using the historical volatility of HP's common stock.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Stock-Based Compensation (Continued)

        A summary of stock option activity is as follows:

	Three months ended January 31, 2015
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	57,853	$27
Granted	7,869	$37
Exercised	(6,977)	$20
Forfeited/cancelled/expired	(14,375)	$41

Outstanding at end of period	44,370	$25	5.6	$514

Vested and expected to vest at end of period	40,827	$25	5.5	$478

Exercisable at end of period	20,921	$24	4.5	$278

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the first quarter of fiscal 2015. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the first quarter of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three months ended January 31, 2015 was $134 million.

        At January 31, 2015, there was $90 million of unrecognized pre-tax, stock-based compensation expense related to unvested stock options, which HP expects to recognize over the remaining weighted-average vesting period of 2.2 years.

Note 6: Taxes on Earnings

  Provision for Taxes

        HP's effective tax rate was 21.8% and 22.3% for the three months ended January 31, 2015 and 2014, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all foreign earnings because HP plans to reinvest some of those earnings indefinitely outside the U.S.

        In the three months ended January 31, 2015, HP recorded $81 million of net tax benefits related to discrete items. These amounts included a tax benefit of $47 million arising from the retroactive research and development credit provided by the Tax Increase Prevention Act of 2014 signed into law in December 2014, a tax benefit of $29 million on separation charges and a tax benefit of $21 million on restructuring charges. These tax benefits were partially offset by various tax charges of $16 million.

        In the three months ended January 31, 2014, HP recorded $22 million of net tax charges related to discrete items. These amounts included $37 million of various tax charges and $15 million of tax benefits on restructuring charges.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Taxes on Earnings (Continued)

  Uncertain Tax Positions

        HP is subject to income tax in the U.S. and approximately 105 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The IRS is conducting an audit of HP's 2009, 2010 and 2011 income tax returns. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent's Reports ("RAR") for its fiscal 2001, 2002, 2006, 2007 and 2008 tax years. In addition, HP expects the IRS to issue an RAR for 2009 relating to certain tax positions taken on the filed tax returns, including matters related to the U.S. taxation of certain intercompany loans. While the RAR may be material in amount, HP believes it has valid positions supporting its tax returns and, if necessary, it will rigorously defend such matters.

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

        As of January 31, 2015, the amount of unrecognized tax benefits was $4.2 billion, of which up to $2.3 billion would affect HP's effective tax rate if realized. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Consolidated Condensed Statements of Earnings. As of January 31, 2015, HP had accrued $244 million for interest and penalties.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any U.S. Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $1.5 billion within the next 12 months.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Taxes on Earnings (Continued)

  Deferred Tax Assets and Liabilities

        Current and long-term deferred tax assets and liabilities are presented in the Consolidated Condensed Balance Sheets as follows:

	As of
	January 31, 2015	October 31, 2014
	In millions
Current deferred tax assets	$3,093	$2,754
Current deferred tax liabilities	(401)	(284)
Long-term deferred tax assets	953	740
Long-term deferred tax liabilities	(1,594)	(1,124)

Net deferred tax assets net of deferred tax liabilities	$2,051	$2,086

        HP periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from U.S. GAAP treatment, deferred taxes are recognized. In the first quarter of fiscal 2015, HP executed an intercompany advanced royalty payment arrangement resulting in advanced payments of $8.2 billion, while during fiscal 2014, HP executed a multi-year intercompany licensing arrangement and an intercompany advanced royalty payment arrangement which resulted in combined advanced payments of $11.5 billion, the result of which was the recognition of net U.S. long-term deferred tax assets of $2.1 billion and $1.7 billion in the respective periods. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years and 15 years, respectively. Intercompany royalty revenue and the amortization expense related to the licensing rights are eliminated in consolidation.

        Separation costs are expenses associated with HP's plan to separate into two independent publicly-traded companies. These costs include finance, IT, consulting and legal fees, real estate, and other items that are incremental and one-time in nature. HP is recording a deferred tax asset on these costs and expenses as they are incurred through fiscal 2015. We expect a portion of these deferred tax assets associated with separation costs and expenses will be eliminated, as non-deductible expenses, at the time the separation is executed. Furthermore, in future periods we expect to record adjustments to certain deferred tax assets reflecting the impact of separation related activities. HP's results of operations could be materially affected in any particular period by the impact of these matters.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts Receivable, Net

	As of
	January 31, 2015	October 31, 2014
	In millions
Accounts receivable	$12,513	$14,064
Allowance for doubtful accounts	(218)	(232)

	$12,295	$13,832

        The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Three months ended January 31, 2015
In millions
Balance at beginning of period	$232
Provision for doubtful accounts, net of recoveries	(3)
Deductions	(11)

Balance at end of period	$218

        HP has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The maximum, utilized and available program capacity under these revolving short-term financing arrangements was as follows:

	As of
	January 31, 2015	October 31, 2014
	In millions
Non-recourse arrangements:
Maximum program capacity	$1,045	$1,083
Utilized capacity(1)(2)	(406)	(613)

Available capacity	$639	$470

Partial-recourse arrangements:
Maximum program capacity	$1,769	$1,877
Utilized capacity(1)(2)	(1,337)	(1,500)

Available capacity	$432	$377

Total arrangements:
Maximum program capacity	$2,814	$2,960
Utilized capacity(1)(2)	(1,743)	(2,113)

Available capacity	$1,071	$847

(1)
Utilized capacity represents the receivables sold to third parties, but not collected from the customer by the third parties.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Balance Sheet Details (Continued)

(2)
HP reflects the amounts transferred to but not yet collected from third parties in accounts receivable in the Consolidated Condensed Balance Sheets. These amounts, included in the utilized capacity are as follows:

	As of
	January 31, 2015	October 31, 2014
	In millions
Non-recourse arrangements	$1	$78
Partial-recourse arrangements	293	381

Total arrangements	$294	$459

        The activity related to HP's revolving short-term financing arrangements was as follows:

Three months ended January 31, 2015
In millions
Balance at beginning of period(1)	$459
Trade receivables sold	2,760
Cash receipts	(2,893)
Foreign currency and other	(32)

Balance at end of period(1)	$294

(1)
Beginning and ending balance represents amounts for trade receivables sold but not yet collected.

  Inventory

	As of
	January 31, 2015	October 31, 2014
	In millions
Finished goods	$4,103	$3,973
Purchased parts and fabricated assemblies	2,472	2,442

	$6,575	$6,415

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Balance Sheet Details (Continued)

  Property, Plant and Equipment

	As of
	January 31, 2015	October 31, 2014
	In millions
Land	$540	$540
Buildings and leasehold improvements	9,068	9,048
Machinery and equipment, including equipment held for lease	15,959	16,664

	25,567	26,252

Accumulated depreciation	(14,537)	(14,912)

	$11,030	$11,340

        For the three months ended January 31, 2015, the change in gross property, plant and equipment was due primarily to purchases of $0.8 billion, which were partially offset by sales and retirements totaling $1.0 billion and unfavorable currency impacts of $0.3 billion. Accumulated depreciation associated with the assets sold and retired was $0.9 billion.

Note 8: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases of HP and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	January 31, 2015	October 31, 2014
	In millions
Minimum lease payments receivable	$6,729	$6,982
Unguaranteed residual value	229	235
Unearned income	(528)	(547)

Financing receivables, gross	6,430	6,670
Allowance for doubtful accounts	(102)	(111)

Financing receivables, net	6,328	6,559
Less: current portion(1)	(2,907)	(2,946)

Amounts due after one year, net(1)	$3,421	$3,613

(1)
HP includes the current portion in Financing receivables and amounts due after one year, net in Long-term financing receivables and other assets in the accompanying Consolidated Condensed Balance Sheets.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financing Receivables and Operating Leases (Continued)

  Credit Quality Indicators

        Due to the homogenous nature of its leasing transactions, HP manages its financing receivables on an aggregate basis when assessing and monitoring credit risk. Credit risk is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographic regions. HP evaluates the credit quality of an obligor at lease inception and monitors that credit quality over the term of a transaction. HP assigns risk ratings to each lease based on the creditworthiness of the obligor and other variables that augment or mitigate the inherent credit risk of a particular transaction. Such variables include the underlying value and liquidity of the collateral, the essential use of the equipment, the term of the lease and the inclusion of credit enhancements, such as guarantees, letters of credit or security deposits.

        The credit risk profile of gross financing receivables, based on internally assigned ratings, was as follows:

	As of
	January 31, 2015	October 31, 2014
	In millions
Risk Rating:
Low	$3,374	$3,536
Moderate	2,967	3,022
High	89	112

Total	$6,430	$6,670

        Accounts rated low risk typically have the equivalent of a Standard & Poor's rating of BBB– or higher, while accounts rated moderate risk generally have the equivalent of BB+ or lower. HP classifies accounts as high risk when it considers the financing receivable to be impaired or when management believes there is a significant near-term risk of impairment.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financing Receivables and Operating Leases (Continued)

        The allowance for doubtful accounts related to financing receivables and changes were as follows:

Three months ended January 31, 2015
In millions
Balance at beginning of period	$111
Provision for doubtful accounts	1
Deductions, net of recoveries	(10)

Balance at end of period	$102

        The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	January 31, 2015	October 31, 2014
	In millions
Gross financing receivables collectively evaluated for loss	$6,143	$6,378
Gross financing receivables individually evaluated for loss	287	292

Total	$6,430	$6,670

Allowance for financing receivables collectively evaluated for loss	$82	$92
Allowance for financing receivables individually evaluated for loss	20	19

Total	$102	$111

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financing Receivables and Operating Leases (Continued)

        The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	January 31, 2015	October 31, 2014
	In millions
Billed(1):
Current 1-30 days	$231	$243
Past due 31-60 days	44	46
Past due 61-90 days	25	12
Past due >90 days	54	49
Unbilled sales-type and direct-financing lease receivables	6,076	6,320

Total gross financing receivables	$6,430	$6,670

Gross financing receivables on non-accrual status(2)	$131	$130

Gross financing receivables 90 days past due and still accruing interest(2)	$156	$162

(1)
Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)
Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

  Operating Leases

        Operating lease assets included in machinery and equipment in the Consolidated Condensed Balance Sheets were as follows:

	As of
	January 31, 2015	October 31, 2014
	In millions
Equipment leased to customers	$3,867	$3,977
Accumulated depreciation	(1,342)	(1,382)

	$2,525	$2,595

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Goodwill and Intangible Assets

  Goodwill

        Goodwill allocated to HP's reportable segments and changes in the carrying amount of goodwill were as follows:

	Three months ended January 31, 2015
	Personal Systems	Printing	Enterprise Group	Enterprise Services(2)	Software	HP Financial Services	Corporate Investments	Total
	In millions
Balance at beginning of period(1)	$2,588	$2,591	$16,867	$97	$8,852	$144	$—	$31,139
Goodwill adjustments	—	—	(30)	(1)	—	—	—	(31)

Balance at end of period(1)	$2,588	$2,591	$16,837	$96	$8,852	$144	$—	$31,108

(1)
Goodwill at January 31, 2015 and October 31, 2014 is net of accumulated impairment losses of $14.5 billion. Of that amount, $8.0 billion relates to the ES segment, $5.7 billion relates to Software, and the remaining $0.8 billion relates to Corporate Investments.

(2)
Goodwill relates to the MphasiS Limited reporting unit.

        Goodwill is tested for impairment at the reporting unit level. As of January 31, 2015 our reporting units are consistent with the reportable segments identified in Note 2, except for ES, which includes two reporting units: MphasiS Limited; and the remainder of ES.

        HP will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.

  Intangible Assets

        HP's intangible assets are composed of:

	As of January 31, 2015				As of October 31, 2014
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,282	$(3,361)	$(856)	$1,065	$5,289	$(3,228)	$(856)	$1,205
Developed and core technology and patents	4,244	(1,341)	(2,138)	765	4,266	(1,301)	(2,138)	827
Trade name and trade marks	1,693	(281)	(1,336)	76	1,693	(261)	(1,336)	96

Total intangible assets	$11,219	$(4,983)	$(4,330)	$1,906	$11,248	$(4,790)	$(4,330)	$2,128

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Goodwill and Intangible Assets (Continued)

        During the first three months of fiscal 2015, $29 million of intangible assets became fully amortized and have been eliminated from gross intangible assets and accumulated amortization.

        As of January 31, 2015, the estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year:	In millions
2015 (remaining 9 months)	$651
2016	653
2017	244
2018	147
2019	110
2020	97
Thereafter	4

Total	$1,906

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2015				As of October 31, 2014
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$2,678	$—	$2,678	$—	$2,865	$—	$2,865
Money market funds	7,632	—	—	7,632	9,857	—	—	9,857
Mutual funds	—	260	—	260	—	244	—	244
Marketable equity securities	12	95	—	107	14	5	—	19
Foreign bonds	8	342	—	350	9	367	—	376
Other debt securities	—	1	44	45	—	1	46	47
Derivatives:
Interest rate contracts	—	191	—	191	—	105	—	105
Foreign currency contracts	—	1,670	5	1,675	—	862	6	868
Other derivatives	—	6	—	6	—	7	—	7

Total assets	$7,652	$5,243	$49	$12,944	$9,880	$4,456	$52	$14,388

Liabilities
Derivatives:
Interest rate contracts	$—	$—	$—	$—	$—	$55	$—	$55
Foreign currency contracts	—	512	2	514	—	348	2	350

Total liabilities	$—	$512	$2	$514	$—	$403	$2	$405

        For the three months ended January 31, 2015, the transfers between levels within the fair value hierarchy were not material.

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

        Derivative Instruments: HP uses forward contracts, interest rate and total return swaps and option contracts to hedge certain foreign currency and interest rate exposures. HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Fair Value (Continued)

discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign currency rates, and forward and spot prices for currencies and interest rates. See Note 11 for a further discussion of HP's use of derivative instruments.

  Other Fair Value Disclosures

        Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP's debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt was $19.6 billion at January 31, 2015, compared to its carrying amount of $19.1 billion at that date. The estimated fair value of HP's short- and long-term debt was $19.9 billion at October 31, 2014, compared to its carrying amount of $19.5 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

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

        Non-Marketable Equity Investments and Non-Financial Assets: HP's non-marketable equity investments and non-financial assets, such as goodwill, intangible assets and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Consolidated Condensed Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments were as follows:

	As of January 31, 2015				As of October 31, 2014
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$2,492	$—	$—	$2,492	$2,720	$—	$—	$2,720
Money market funds	7,632	—	—	7,632	9,857	—	—	$9,857
Mutual funds	121	—	—	121	110	—	—	110

Total cash equivalents	10,245	—	—	10,245	12,687	—	—	12,687

Available-for-Sale Investments:
Debt securities:
Time deposits	186	—	—	186	145	—	—	145
Foreign bonds	257	93	—	350	286	90	—	376
Other debt securities	59	—	(14)	45	61	—	(14)	47

Total debt securities	502	93	(14)	581	492	90	(14)	568

Equity securities:
Mutual funds	134	5	—	139	134	—	—	134
Equity securities in public companies	58	45	—	103	8	7	—	15

Total equity securities	192	50	—	242	142	7	—	149

Total available-for-sale investments	694	143	(14)	823	634	97	(14)	717

Total cash equivalents and available-for-sale investments	$10,939	$143	$(14)	$11,068	$13,321	$97	$(14)	$13,404

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of January 31, 2015 and October 31, 2014, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of January 31, 2015 and October 31, 2014. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

        Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of January 31, 2015
	Amortized Cost	Fair Value
	In millions
Due in one year	$171	$171
Due in one to five years	3	3
Due in more than five years	328	407

	$502	$581

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Financial Instruments (Continued)

        Equity securities in privately held companies include cost basis and equity method investments and are included in Long-term financing receivables and other assets in the Consolidated Condensed Balance Sheets. These amounted to $23 million and $97 million at January 31, 2015 and October 31, 2014, respectively.

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

        As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. To mitigate counterparty credit risk, HP has a policy of only entering into derivative contracts with carefully selected major financial institutions based on their credit ratings and other factors, and HP maintains dollar risk limits that correspond to each financial institution's credit rating and other factors. HP's established policies and procedures for mitigating credit risk include reviewing and establishing limits for credit exposure and periodically re-assessing the creditworthiness of its counterparties. Master netting agreements further mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions.

        To further mitigate credit exposure to counterparties, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP's or the counterparty's credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of derivatives with credit contingent features in a net liability position was $27 million and $38 million at January 31, 2015 and October 31, 2014, respectively, all of which were fully collateralized within two business days.

        Under HP's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP's financial position or cash flows as of January 31, 2015 and October 31, 2014.

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

        For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Consolidated Condensed Statements of Earnings in the period of change.

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

        For derivative instruments not designated as hedging instruments, HP recognizes changes in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other net in the Consolidated Condensed Statements of Earnings in the period of change.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of January 31, 2015					As of October 31, 2014
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$10,800	$4	$187	$—	$—	$10,800	$3	$102	$—	$55
Cash flow hedges:
Foreign currency contracts	19,310	1,050	292	181	138	20,196	539	124	131	94
Net investment hedges:
Foreign currency contracts	1,934	105	87	7	6	1,952	44	47	10	8

Total derivatives designated as hedging instruments	32,044	1,159	566	188	144	32,948	586	273	141	157

Derivatives not designated as hedging instruments
Foreign currency contracts	14,235	98	43	149	33	21,384	82	32	82	25
Other derivatives	297	5	1	—	—	361	6	1	—	—

Total derivatives not designated as hedging instruments	14,532	103	44	149	33	21,745	88	33	82	25

Total derivatives	$46,576	$1,262	$610	$337	$177	$54,693	$674	$306	$223	$182

  Offsetting of Derivative Instruments

        HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of January 31, 2015 and October 31, 2014,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Financial Instruments (Continued)

information related to the potential effect of HP's master netting agreements and collateral security agreements was as follows:

	As of January 31, 2015
	In the Consolidated Condensed Balance Sheets
							(vi) = (iii)–(iv)–(v)
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$1,872	$—	$1,872	$484	$1,141		$247
Derivative liabilities	$514	$—	$514	$484	$27	(1)	$3

(1)
Collateral posted through re-use of counterparty cash collateral.

	As of October 31, 2014
	In the Consolidated Condensed Balance Sheets
							(vi) = (iii)–(iv)–(v)
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$980	$—	$980	$361	$452		$167
Derivative liabilities	$405	$—	$405	$361	$29	(1)	$15

(1)
Collateral posted through re-use of counterparty cash collateral.

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three months ended January 31, 2015 and 2014 were as follows:

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
		Three months ended January 31				Three months ended January 31
				Hedged Item
Derivative Instrument	Location	2015	2014		Location	2015	2014
		In millions				In millions
Interest rate contracts	Interest and other, net	$141	$(24)	Fixed-rate debt	Interest and other, net	$(141)	$24

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Financial Instruments (Continued)

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended January 31, 2015 and 2014 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Three months ended January 31			Three months ended January 31
	2015	2014	Location	2015	2014
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$737	$175	Net revenue	$334	$(63)
Foreign currency contracts	(138)	(87)	Cost of products	(26)	(23)
Foreign currency contracts	(3)	—	Other operating expenses	(4)	(4)
Foreign currency contracts	35	(18)	Interest and other, net	30	(19)

Total cash flow hedges	$631	$70		$334	$(109)

Net investment hedges:
Foreign currency contracts	$129	$66	Interest and other, net	$—	$—

        As of January 31, 2015 and January 31, 2014, no portion of the hedging instruments gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. There was no hedge ineffectiveness for fair value, cash flow and net investment hedges in the three months ended January 31, 2015. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three months ended January 31, 2014.

        As of January 31, 2015, HP expects to reclassify an estimated net Accumulated other comprehensive gain of approximately $415 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Financial Instruments (Continued)

        The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three months ended January 31, 2015 and 2014 were as follows:

	Gain (Loss) Recognized in Earnings on Derivatives
		Three months ended January 31,
	Location	2015	2014
		In millions
Foreign currency contracts	Interest and other, net	$247	$190
Other derivatives	Interest and other, net	(3)	(10)

Total		$244	$180

Note 12: Borrowings

  Notes Payable and Short-Term Borrowings

	As of January 31, 2015		As of October 31, 2014
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$2,677	2.0%	$2,655	2.2%
Commercial paper(1)	306	0.4%	298	0.5%
Notes payable to banks, lines of credit and other(1)	526	4.1%	533	4.0%

	$3,509		$3,486

(1)
Commercial paper balances of $306 million and $298 million and Notes payable to banks, lines of credit and other includes $378 million and $404 million at January 31, 2015 and October 31, 2014, respectively, of borrowing and funding-related activity associated with HPFS and its subsidiaries.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Borrowings (Continued)

  Long-Term Debt

	As of
	January 31, 2015	October 31, 2014
	In millions
U.S. Dollar Global Notes(1)
2006 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	$500	$500
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
2009 Shelf Registration Statement:
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, due September 2015	1,100	1,100
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015	650	650
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	1,349	1,349
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	1,000
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, due March 2015	750	750
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016	1,298	1,298
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
$650 issued at discount to par at a price of 99.946% in December 2011 at 2.625%, paid December 2014	—	650
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016	849	849
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,496	1,496
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, due September 2017	1,500	1,500
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	750	750
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	1,250	1,250

	17,187	17,837
EDS Senior Notes(1)
$300 issued October 1999 at 7.45%, due October 2029	313	313
Other, including capital lease obligations, at 0.00%-8.30%, due in calendar years 2015-2024(2)	475	424
Fair value adjustment related to hedged debt	254	120
Less: current portion	(2,677)	(2,655)

Total long-term debt	$15,552	$16,039

(1)
HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes and EDS Senior Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes and EDS Senior Notes are senior unsecured debt.

(2)
Other, including capital lease obligations includes $184 million and $123 million as of January 31, 2015 and October 31, 2014, respectively, of borrowing- and funding-related activity associated with HPFS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

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

        In May 2012, HP filed a shelf registration statement (the "2012 Shelf Registration Statement") with the Securities and Exchange Commission ("SEC") to enable the company to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants. This shelf registration statement will expire in May 2015.

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

        HP's and the HP subsidiary's resources available to obtain short- or long-term financing were as follows:

As of January 31, 2015
In millions
2012 Shelf Registration Statement(1)	Unspecified
Commercial paper programs	$16,194
Uncommitted lines of credit	$1,535

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

        Interest expense on borrowings recognized in the Consolidated Condensed Statements of Earnings was as follows:

		Three months ended January 31
Expense	Location	2015	2014
		In millions
Financing interest	Financing interest	$63	$72
Interest expense	Interest and other, net	67	99

Total interest expense		$130	$171

Note 13: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the three months ended January 31, 2015, HP executed share repurchases of 36 million shares. Repurchases of 41 million shares, which include 7 million shares executed in the fourth quarter of fiscal 2014, were settled for $1.6 billion in the first quarter of fiscal 2015. HP had approximately 2 million shares executed in the first quarter of fiscal 2015 that will be settled in the second quarter of fiscal 2015. HP paid $565 million in connection with repurchases of 21 million shares during the three month ended January 31, 2014. The shares repurchased and settled in the three months ended January 31, 2015 and 2014 were all open market transactions. As of January 31, 2015, HP had remaining authorization of $3.3 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on July 21, 2011.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

  Taxes related to Other Comprehensive Income

	Three months ended January 31
	2015	2014
	In millions
Taxes on change in unrealized gains (losses) on available-for-sale securities:
Tax (provision) benefit on unrealized gains (losses) arising during the period	$(15)	$1

	(15)	1

Taxes on change in unrealized gains on cash flow hedges:
Tax provision on unrealized gains arising during the period	(201)	(40)
Tax provision (benefit) on (gains) losses reclassified into earnings	98	(34)

	(103)	(74)

Taxes on change in unrealized components of defined benefit plans:
Tax benefit on amortization of actuarial loss and prior service benefit	(14)	(12)

	(14)	(12)

Tax provision on change in cumulative translation adjustment	(47)	(20)

Tax provision on other comprehensive income	$(179)	$(105)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

  Changes and reclassifications related to Other Comprehensive Income, net of taxes

	Three months ended January 31
	2015	2014
	In millions
Other comprehensive income, net of taxes:
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$31	$—
Gains reclassified into earnings	—	(1)

	31	(1)

Change in unrealized gains on cash flow hedges:
Unrealized gains arising during the period	430	30
(Gains) losses reclassified into earnings(1)	(236)	75

	194	105

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit(2)	98	51
Curtailments, settlements and other	(2)	—

	96	51

Change in cumulative translation adjustment	(115)	(44)

Other comprehensive income, net of taxes	$206	$111

(1)
Reclassification of pre-tax (gains) losses on cash flow hedges into the Consolidated Condensed Statements of Earnings was as follows:

	Three months ended January 31
	2015	2014
	In millions
Net revenue	$(334)	$63
Cost of products	26	23
Other operating expenses	4	4
Interest and other, net	(30)	19

	$(334)	$109

(2)
These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 4.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss, net of taxes and changes were as follows:

	Net unrealized gains on available- for-sale securities	Net unrealized gains on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$81	$108	$(5,376)	$(694)	$(5,881)
Other comprehensive income (loss) before reclassifications	31	430	(2)	(115)	344
Reclassifications of (gains) losses into earnings	—	(236)	98	—	(138)

Balance at end of period	$112	$302	$(5,280)	$(809)	$(5,675)

Note 14: Net Earnings Per Share

        HP calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock awards, stock options, performance-based awards and shares purchased under the 2011 ESPP.

        The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended January 31
	2015	2014
	In millions, except per share amounts
Numerator:
Net earnings(1)	$1,366	$1,425

Denominator:
Weighted-average shares used to compute basic net EPS	1,833	1,907
Dilutive effect of employee stock plans	28	28

Weighted-average shares used to compute diluted net EPS	1,861	1,935

Net earnings per share:
Basic	$0.75	$0.75
Diluted	$0.73	$0.74
Anti-dilutive weighted average options(2)	17	37

(1)
There were no participating securities for net earnings allocation for the three months ended January 31, 2015. The net earnings allocated to participating securities were not significant for the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Net Earnings Per Share (Continued)

  three months ended January 31, 2014. HP considers restricted stock awards that provide the holder with a non-forfeitable right to receive dividends to be participating securities.

(2)
HP excludes options where the assumed proceeds exceed the average market price from the calculation of diluted net EPS, because their effect would be anti-dilutive. The assumed proceeds of an option include the sum of its exercise price, average unrecognized compensation cost and excess tax benefits.

Note 15: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of January 31, 2015, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP's financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

  Litigation, Proceedings and Investigations

        Copyright Levies.    As described below, proceedings are ongoing or have been concluded involving HP in certain European Union ("EU") member countries, including litigation in Germany, Belgium and Austria, seeking to impose or modify levies upon equipment (such as multi-function devices ("MFDs"), PCs and printers) and alleging that these devices enable producing private copies of copyrighted materials. Descriptions of some of the ongoing proceedings are included below. The levies are generally based upon the number of products sold and the per-product amounts of the levies, which vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries have phased out levies or are expected to limit the scope of levy schemes and applicability in the digital hardware environment, particularly with respect to sales to business users. HP, other companies and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders.

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in the Stuttgart Civil Court seeking to impose levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

Court issued a judgment that printers are not subject to levies under existing law. VG Wort appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. On September 21, 2010, the Constitutional Court published a decision holding that the German Federal Supreme Court erred by not referring questions on interpretation of German copyright law to the Court of Justice of the European Union ("CJEU") and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing on this matter with other cases relating to reprographic levies on printers and PCs that was held on October 31, 2013. The German Federal Supreme Court issued a decision on July 3, 2014 partially granting the claim of VG Wort. The German Federal Supreme Court decision provides that levies are due where the printer is used with a PC to make permitted reprographic copies in a single process under the control of the same person, but no levies are due on a printer for reprographic copies made with a "scanner-PC-printer" product chain. The case has been remitted to the Stuttgart Court to assess the amount to be paid per printer unit.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Technology Solutions GmbH ("Fujitsu") in the Munich Civil Court in Munich, Germany seeking to impose levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against Fujitsu. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that Fujitsu must pay €12 plus compound interest for each PC sold in Germany since March 2001. Fujitsu appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. Fujitsu filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, were not subject to the levies on photocopiers established by that law. VG Wort subsequently filed a claim with the German Federal Constitutional Court challenging that ruling. In January 2011, the Constitutional Court published a decision holding that the German Federal Supreme Court decision was inconsistent with the German Constitution and revoking the German Federal Supreme Court decision. The Constitutional Court also remitted the matter to the German Federal Supreme Court for further action. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing on that matter with other cases relating to reprographic levies on printers that was held on October 31, 2013. The German Federal Supreme Court issued a decision on July 3, 2014 partially granting the claim of VG Wort. The German Federal Supreme Court decision provides that levies are due for audio-visual copying of standing text and pictures using a PC as the last device in a single reproduction process under the control of the same person, but no levies are due on a PC for reprographic copies made using a "PC-printer" or a "scanner-PC-printer" chain. The case has been remitted to the Munich Court of Appeals to assess the amount to be paid per PC unit.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

        Reprobel, a cooperative society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, requested by extra-judicial means that HP amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the French-speaking chambers of the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that copyright levies payable on such MFDs must be assessed based on the copying speed when operated in the normal print mode set by default in the device. On November 16, 2012, the court issued a decision holding that Belgium law is not in conformity with EU law in a number of respects and ordered that, by November 2013, Reprobel substantiate that the amounts claimed by Reprobel are commensurate with the harm resulting from legitimate copying under the reprographic exception. HP subsequently appealed that court decision to the Courts of Appeal in Brussels seeking to confirm that the Belgian law is not in conformity with EU law and that, if Belgian law is interpreted in a manner consistent with EU law, no payments by HP are required or, alternatively, the payments already made by HP are sufficient to comply with its obligations under Belgian law. On October 23, 2013, the Court of Appeal in Brussels stayed the proceedings and referred several questions to the CJEU relating to whether the Belgian reprographic copyright levies system is in conformity with EU law. The case was heard by the CJEU on January 29, 2015 and the Advocate General has announced that a non-binding opinion will be delivered on April 30, 2015.

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

  •
  Karlbom, et al. v. Electronic Data Systems Corporation is a class action filed on March 16, 2009 in California Superior Court alleging facts similar to the Cunningham and Steavens matters. The parties are engaged in discovery.

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

        State of South Carolina Department of Social Services Contract Dispute.    In October 2012, the State of South Carolina Department of Social Services and related government agencies ("SCDSS") filed a proceeding before South Carolina's Chief Procurement Officer ("CPO") against Hewlett-Packard State & Local Enterprise Services, Inc., a subsidiary of HP ("HPSLES"). The dispute arose from a contract between SCDSS and HPSLES for the design, implementation and maintenance of a Child Support Enforcement and a Family Court Case Management System (the "CFS System"). SCDSS sought aggregate damages of approximately $275 million, a declaration that HPSLES was in material breach of the contract and, therefore, that termination of the contract for cause by SCDSS would be appropriate, and a declaration that HPSLES would be required to perform certain additional disputed work that expands the scope of the original contract. In November 2012, HPSLES filed responsive pleadings asserting defenses and seeking payment of past-due invoices totaling more than $12 million. On July 10, 2013, SCDSS terminated the contract with HPSLES for cause, and, in its termination notice, SCDSS asserted that HPSLES was responsible for all future federal penalties until the CFS System achieves federal certification, sought an immediate order requiring HPSLES to transfer to SCDSS all work completed and in progress, and indicated that it intended to seek suspension and debarment of HPSLES from contracting with the State of South Carolina. HPSLES disputed the termination as improper and defective. In addition, on August 9, 2013, HPSLES filed its own affirmative claim within the proceeding alleging that SCDSS materially breached the contract by its improper termination and that SCDSS was a primary and material cause of the project delays. On September 4, 2013, the CPO denied SCDSS's motion for injunctive relief seeking immediate transfer of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

the system assets to SCDSS and indicated that the CPO would address that request following a hearing on the merits. The hearing on the merits before the CPO concluded on February 25, 2014 and closing briefs were submitted on July 18, 2014. On August 15, 2014, the CPO agreed to the parties' joint request that the CPO not issue an order unless and until the parties, with the guidance of the mediator, report to the CPO that their ongoing mediation has reached a final impasse.

        On September 10, 2014, the parties reached an agreement in principle to resolve this matter and on December 15, 2014, the parties submitted a settlement agreement and time and materials agreement to the CPO for approval. On January 20, 2015, the CPO entered an order approving the settlement and dismissing the matter with prejudice. Pursuant to the terms of the settlement agreement, SCDSS's termination letter dated July 10, 2013 was withdrawn, the SCDSS's payment to HP in the amount of approximately $5.1 million for outstanding invoices and retainage was received on January 23, 2015 and HP's payment to the SCDSS in the amount of approximately $44.1 million was made on February 2, 2015.

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

        Russia GPO and Other FCPA Investigations.    The German Public Prosecutor's Office ("German PPO") has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the General Prosecutor's Office of the Russian Federation. The approximately €35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network. The German PPO issued an indictment of four individuals, including one current and two former HP employees, on charges including bribery, breach of trust and tax evasion. The German PPO also requested that HP be made an associated party to the case, and, if that request is granted, HP would participate in any portion of the court proceedings that could ultimately bear on the question of whether HP should be subject to potential disgorgement of profits based on the conduct of the indicted current and former employees. The Polish Central Anti-Corruption Bureau is also conducting an investigation into potential corruption violations by an employee of Hewlett-Packard Polska Sp. z o.o., an indirect subsidiary of HP, in connection with certain public-sector transactions in Poland. HP is cooperating with these investigating agencies.

        The DOJ and the SEC also conducted an investigation into the Russia GPO deal and potential violations of the Foreign Corrupt Practices Act ("FCPA"). In addition, the same U.S. enforcement agencies conducted investigations into certain other public-sector transactions in Russia, Poland, the Commonwealth of Independent States and Mexico, among other countries. On April 9, 2014, HP announced a resolution of the DOJ and SEC FCPA investigations. Pursuant to the terms of the resolution of the DOJ and SEC FCPA investigation announced in April 2014, on September 11, 2014, an HP subsidiary in Russia, ZAO Hewlett Packard A.O., entered a guilty plea in the United States District Court, Northern District of California, to criminal violations of the FCPA. HP paid the SEC approximately $31 million, and paid approximately $77 million in fines and penalties pursuant to its agreements with the DOJ. HP also agreed to undertake certain compliance, reporting and cooperation obligations.

        On December 2, 2014, plaintiffs Petroleos Mexicanos and Pemex Exploracion filed a complaint against HP and HP Mexico in the United States District Court for the Northern District of California alleging violations of the Racketeer Influenced and Corrupt Organizations Act (RICO Act), fraudulent concealment, tortious interference, and violations of the California Unfair Competition Law in connection with alleged improper payments provided to Pemex officials by third-parties retained by HP Mexico. These allegations arise from the same subject-matter as a previously disclosed 2014 Non-Prosecution Agreement between HP Mexico and the DOJ and a simultaneous cease-and-desist order against HP issued by the SEC. On February 9, 2015, HP and HP Mexico filed a motion to dismiss the complaint in its entirety. The hearing on the motion to dismiss is scheduled for May 21, 2015. HP does not believe that the resolution of this matter will have a material impact on its financial statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

        ECT Proceedings.    In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified an HP subsidiary in Brazil ("HP Brazil") that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP Brazil filed a civil action against ECT seeking to have ECT's decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case. The court of first instance has not issued a decision on the merits of the case, but it has denied HP Brazil's request for injunctive relief. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. HP expects the decision to be issued in 2015 and any subsequent appeal on the merits to last several years.

        Abstrax Proceeding.    On February 28, 2014, Abstrax, Inc. ("Abstrax"), a company with a principal place of business in Mesa, Arizona, filed a patent infringement lawsuit against HP. Abstrax claims to market software for sales operations and manufacturing operations for configurable products, including those in the customer shutter industry. The case is pending in U.S. District Court for the Eastern District of Texas, Marshall Division. Abstrax has asserted one patent, U.S. Patent 6,240,328, which is directed generally to a method of generating assembly instructions. In its complaint, Abstrax claims that HP's methods and processes of manufacturing configurable servers, storage, networking devices, PCs, laptops, imaging and printing devices and their sub-systems infringe its patent, as do the products made by the accused processes. Abstrax also claims that HP's alleged infringement is willful and that the case is exceptional. On November 14, 2014, HP filed a petition with the U.S. Patent and Trademark Office challenging the validity of the Abstrax patent based on prior art. In late January 2015, Abstrax dropped its infringement allegations against the manufacturing of PCs and imaging and printing devices from its expert reports. On March 4, 2015, the court heard HP's motion challenging the subject matter of the patent under 35 U.S.C. Section 101. Trial is scheduled for May 11, 2015.

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

  •
  A.J. Copeland v. Léo Apotheker, et al. ("Copeland II") is a lawsuit filed on February 10, 2014 in the United States District Court for the Northern District of California alleging, among other things, that the defendants used their control over HP and its corporate suffrage process in effectuating, directly participating in and/or aiding and abetting violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and breach of the duty of candor. The claims arise out of the circumstances at HP relating to its 2013 and 2014 proxy statements, the departure of Mr. Hurd as Chairman of HP's Board of Directors and HP's Chief Executive Officer, alleged violations of the FCPA, and HP's acquisition of 3PAR Inc. and Autonomy Corporation plc ("Autonomy"). On February 25, 2014, the court issued an order granting HP's administrative motion to relate Copeland II to Copeland I. On April 8, 2014, the court granted the parties' stipulation to stay the action pending resolution of Copeland I by the United States Court of Appeals for the Ninth Circuit.

  •
  Ernesto Espinoza v. Léo Apotheker, et al. and Larry Salat v. Léo Apotheker, et al. are consolidated lawsuits filed on September 21, 2011 in the United States District Court for the Central District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched when they authorized HP's repurchases of its own stock on August 29, 2010 and July 21, 2011. These lawsuits were previously stayed pending developments in the Gammel matter, but those stays have been lifted. The plaintiffs filed an amended consolidated complaint on August 21, 2013, and, on October 28, 2013, the defendants filed a motion to stay these matters. In an order dated February 13, 2014, the court granted the motion to stay. At the August 11, 2014 status conference, the stay was lifted. The plaintiffs informed the court that they would move forward with their complaint. HP filed a motion to dismiss on November 21, 2014. On February 12, 2015, the plaintiffs advised HP that they intended to voluntarily dismiss these actions, and, on February 23, 2015, the parties filed a Joint Stipulation for Voluntary Dismissal

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    of the Action (the "Dismissal"). On February 25, 2015, the court entered an order approving the Dismissal. HP provided notice of the Dismissal by filing it with the SEC on March 10, 2015 and posting it on HP's website. The action will be dismissed unless another stockholder moves to intervene by April 9, 2015.

  •
  Luis Gonzalez v. Léo Apotheker, et al. and Richard Tyner v. Léo Apotheker, et al. are consolidated lawsuits filed on September 29, 2011 and October 5, 2011, respectively, in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business and by authorizing HP's repurchase of its own stock on August 29, 2010 and July 21, 2011. The lawsuits are currently stayed pending resolution of the Espinoza/Salat consolidated action in federal court. On February 23, 2015, the parties filed a Joint Stipulation for Voluntary Dismissal of the Action. On February 25, 2015, the court entered an order approving the Dismissal. HP provided notice of the Dismissal by filing it with the SEC on March 10, 2015 and posting it on HP's website. The action will be dismissed unless another stockholder moves to intervene by April 9, 2015.

  •
  Cement & Concrete Workers District Council Pension Fund v. Hewlett-Packard Company, et al. is a putative securities class action filed on August 3, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from November 13, 2007 to August 6, 2010 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making statements regarding HP's Standards of Business Conduct ("SBC") that were false and misleading because Mr. Hurd, who was serving as HP's Chairman and Chief Executive Officer during that period, had been violating the SBC and concealing his misbehavior in a manner that jeopardized his continued employment with HP. On February 7, 2013, the defendants moved to dismiss the amended complaint. On August 9, 2013, the court granted the defendants' motion to dismiss with leave to amend the complaint by September 9, 2013. The plaintiff filed an amended complaint on September 9, 2013, and the defendants moved to dismiss that complaint on October 24, 2013. On June 25, 2014, the court issued an order granting the defendants' motions to dismiss and on July 25, 2014, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On November 4, 2014, the plaintiff-appellant filed its opening brief in the Court of Appeals for the Ninth Circuit. HP filed its answering brief on January 16, 2015 and the plaintiff-appellant's reply brief was filed on March 2, 2015. Oral argument has not yet been scheduled.

  Autonomy-Related Legal Matters

        Investigations.    As a result of the findings of an ongoing investigation, HP has provided information to the U.K. Serious Fraud Office, the DOJ and the SEC related to the accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy. On November 21, 2012, representatives of the U.S. Department of Justice advised HP that they had opened an investigation relating to Autonomy. On February 6, 2013, representatives of the U.K. Serious Fraud Office advised HP that they had also opened an investigation relating to Autonomy. On January 19, 2015, the U.K. Serious Fraud Office

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

notified HP that it was closing its investigation and had decided to cede jurisdiction of the investigation to the U.S. authorities. HP is cooperating with the DOJ and the SEC, whose investigations are ongoing.

        Litigation.    As described below, HP is involved in various stockholder litigation relating to, among other things, its November 20, 2012 announcement that it recorded a non-cash charge for the impairment of goodwill and intangible assets within its Software segment of approximately $8.8 billion in the fourth quarter of its 2012 fiscal year and HP's statements that, based on HP's findings from an ongoing investigation, the majority of this impairment charge related to accounting improprieties, misrepresentations to the market and disclosure failures at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy and the impact of those improprieties, failures and misrepresentations on the expected future financial performance of the Autonomy business over the long term. This stockholder litigation was commenced against, among others, certain current and former HP executive officers, certain current and former members of HP's Board of Directors, and certain advisors to HP. The plaintiffs in these litigation matters are seeking to recover certain compensation paid by HP to the defendants and/or other damages. These matters include the following:

  •
  In re HP Securities Litigation consists of two consolidated putative class actions filed on November 26 and 30, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 19, 2011 to November 20, 2012, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging that, during that same period, all of the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5(b) by concealing material information and making false statements related to HP's acquisition of Autonomy and that certain defendants violated SEC Rule 10b-5(a) and (c) by engaging in a "scheme" to defraud investors. On July 2, 2013, HP filed a motion to dismiss the lawsuit. On November 26, 2013, the court granted in part and denied in part HP's motion to dismiss, allowing claims to proceed against HP and Margaret C. Whitman based on alleged statements and/or omissions made on or after May 23, 2012. The court dismissed all of the plaintiff's claims that were based on alleged statements and/or omissions made between August 19, 2011 and May 22, 2012. The lead plaintiff filed a motion for class certification on November 4, 2014 and, on December 15, 2014, defendants filed their opposition to the motion. The hearing on the motion for class certification is scheduled for March 20, 2015.

  •
  In re Hewlett-Packard Shareholder Derivative Litigation consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP's acquisition of Autonomy and Autonomy's Intelligent Data Operating Layer technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in "abuse of control" over HP, corporate waste and were unjustly enriched. The litigation was stayed until June 2014. The lead plaintiff filed a stipulation of proposed settlement on June 30, 2014. The court declined to grant preliminary approval to this settlement, and, on December 19, 2014, also declined to grant preliminary approval to a revised version of the settlement. On January 22, 2015, the lead plaintiff moved for preliminary approval of a further revised version of the settlement. The hearing on that motion for preliminary approval and any objections thereto is currently scheduled for April 3, 2015, however an administrative motion that would move the hearing date to April 24, 2015 is pending. In addition, related motions to intervene, to seek a preliminary injunction (filed by the Copeland plaintiff), and to sever (filed by plaintiffs who have filed a substantially similar lawsuit captioned Steinberg and Vogel v. Apotheker, et. al.) are currently scheduled to be heard on March 20, 2015. The aforementioned administrative motion also seeks to move the hearing date on these related motions to April 24, 2015.

  •
  In re HP ERISA Litigation consists of three consolidated putative class actions filed beginning on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 18, 2011 to November 22, 2012, the defendants breached their fiduciary obligations to HP's 401(k) Plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of the Employee Retirement Income Security Act of 1974, as amended, by concealing negative information regarding the financial performance of Autonomy and HP's enterprise services business and by failing to restrict participants from investing in HP stock. On August 16, 2013, HP filed a motion to dismiss the lawsuit. On March 31, 2014, the court granted HP's motion to dismiss this action with leave to amend. On July 16, 2014, the plaintiffs filed a second amended complaint containing substantially similar allegations and seeking substantially similar relief as the first amended complaint. HP moved to dismiss the second amended complaint and a hearing on the motion was held on February 13, 2015. HP is awaiting a ruling from the court.

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

Note 16: Guarantees

  Guarantees

        In the ordinary course of business, HP may issue performance guarantees to certain of its clients, customers and other parties pursuant to which HP has guaranteed the performance obligations of third

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Guarantees (Continued)

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

  Indemnifications

        In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. HP also provides indemnifications to certain vendors and customers against claims of IP infringement made by third parties arising from the vendors' and customers' use of HP's software products and services and certain other matters. Some indemnifications may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

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

        HP's aggregate product warranty liabilities and changes were as follows:

Three months ended January 31, 2015
In millions
Balance at beginning of period	$1,956
Accruals for warranties issued	394
Adjustments related to pre-existing warranties (including changes in estimates)	(17)
Settlements made (in cash or in kind)	(426)

Balance at end of period	$1,907

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

  •
  Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the company to provide context for the remainder of this MD&A. The overview analysis compares the three months ended January 31, 2015 to the prior-year period.

  •
  Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

  •
  Results of Operations.  An analysis of our financial results comparing the three months ended January 31, 2015 to the prior-year period. A discussion of the results of operations at the consolidated level is followed by a more detailed discussion of the results of operations by segment.

  •
  Liquidity and Capital Resources.  An analysis of changes in our cash flows and a discussion of our financial condition and liquidity.

  •
  Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan funding, restructuring plans, separation costs, uncertain tax positions and off-balance sheet arrangements.

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

October 2014 Announcement of HP Separation Transaction

        On October 6, 2014, we announced plans to separate into two independent publicly-traded companies: one comprising our enterprise technology infrastructure, software, services and financing businesses, which will conduct business as Hewlett-Packard Enterprise and one that will comprise our printing and personal systems businesses, which will conduct business as HP Inc. The separation is subject to certain conditions, including, among others, obtaining final approval from HP's Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-free nature of the transaction for federal income tax purposes and the effectiveness of a Form 10 filing with the SEC. The separation is expected to be completed by the end of fiscal 2015. Under the separation plan, HP shareholders will own shares of both Hewlett-Packard Enterprise and HP Inc. The following chart provides an overview of the planned separation and segment revenues of the respective businesses based on HP's fiscal 2014 financial results, excluding Corporate Investments and intercompany eliminations.

        We will incur separation charges and foreign tax expenses associated with separating into two companies. These charges include finance, IT, consulting and legal fees, real estate, and other items that are incremental and one-time in nature. We expect the total separation charges to be approximately $1.3 billion for fiscal 2015 and approximately $500 million for fiscal 2016. In addition, we will incur gross incremental foreign tax expenses related to the separation of foreign legal entities which are estimated to be approximately $950 million in fiscal 2015, we anticipate foreign tax credits of approximately $200 million in fiscal 2015 with additional amounts expected over several years. We also expect separation-related capital expenditures of approximately $300 million in fiscal 2015.

        The following Overview, Results of Operations and Liquidity discussions and analysis compare the three months ended January 31, 2015 to the prior-year period, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of January 31, 2015, unless otherwise noted.

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

  •
  multi-vendor customer services, including technology consulting, outsourcing and support services across infrastructure, applications and business process domains; and

  •
  software, products and solutions, including application testing and delivery, big data analytics, enterprise security, information governance, IT operations management, and marketing optimization.

We have seven segments for financial reporting purposes: Personal Systems, Printing, the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, HP Financial Services ("HPFS") and Corporate Investments.

        The following provides an overview of our key financial metrics by segment:

		Printing and Personal Systems Group
	HP Consolidated	Personal Systems	Printing	Total	Enterprise Group	Enterprise Services	Software	HPFS	Corporate Investments(3)
	In millions, except per share amounts
Three Months Ended January 31, 2015
Net revenue(1)	$26,839	$8,544	$5,543	$14,087	$6,981	$4,993	$871	$803	$16
Year-over-year change %	(4.7)%	0.2%	(4.7)%	(1.8)%	0.2%	(10.8)%	(4.9)%	(7.7)%	(94.4)%
Earnings from operations(2)	$1,920	$313	$1,067	$1,380	$1,090	$148	$157	$90	$(124)
Earnings from operations as a % of net revenue	7.1%	3.7%	19.2%	9.8%	15.6%	3.0%	18.0%	11.2%	NM
Year-over-year change percentage points	0.0pts	0.4pts	2.4pts	1.0pts	1.2pts	1.9pts	2.2pts	(0.4)pts	NM
Net earnings	$1,366
Net earnings per share
Basic	$0.75
Diluted	$0.73

(1)
HP Consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition-related charges and separation costs.

(3)
"NM" represents not meaningful.

        Net revenue declined 4.7% (declined 2.5% on a constant currency basis) in the three months ended January 31, 2015, as compared to the prior-year period. The leading contributors to the net revenue decline were unfavorable currency impacts, key account runoff in ES, lower Printing supplies volume and the prior-year period benefiting from a sale of intellectual property ("IP"). Partially offsetting the net revenue decline was growth in Personal Systems from notebooks, and growth in EG from Industry Standard Servers ("ISS"). HP's gross margin increased by 0.6 percentage points in the three months ended January 31, 2015 as compared to the prior-year period, due primarily to the combination of favorable graphics and ink supplies mix and currency impacts in Printing and service delivery efficiencies and improvements in underperforming contracts in ES. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. HP's operating margin for the three months ended January 31, 2015 was unchanged as compared to the prior-year period, due to the gross margin increase, improved business performance across our major business segments, lower selling, general and administrative ("SG&A") expenses and lower intangible asset amortization, partially offset by the impact from the IP sale in the prior-year period, separation costs, higher restructuring charges and investments in research and development ("R&D").

        As of January 31, 2015, cash and cash equivalents and short- and long-term investments were $13.3 billion, representing a decrease of approximately $2.2 billion from the October 31, 2014 balance of $15.5 billion. In the first quarter of fiscal 2015, we repurchased $1.6 billion of common stock and paid dividends of $304 million to stockholders, invested $817 million in property, plant and equipment net of proceeds from sales and made net debt payments of $612 million. Cash flow from operations generated $744 million.

        As we entered fiscal 2015, we continue to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. One set of challenges relates to continuing dynamic and accelerating market trends such as the growth in mobility and transition to cloud computing. Another set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions, our business-specific competitors are exerting increased competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution. The macroeconomic weakness we have experienced has moderated in some geographic regions but remains an overall challenge. A discussion of some of these challenges at the segment level is set forth below.

  •
  In Personal Systems, we have been negatively impacted by the market shift towards tablet products within mobility products, which has reduced the demand for personal computers ("PCs"), particularly consumer notebooks. If benefits from our new product investments in this area do not materialize, we will continue to be negatively impacted by this trend. However, the pace of the market decline is slowing with signs of stabilization and HP is gaining market share. In Personal Systems, we are maintaining our strategic focus on profitable growth through improved market segmentation with respect to multi-operating system, multi-architecture, geography, customer segments and other key attributes.

  •
  In Printing, we are experiencing the impact of the growth in mobility and demand challenges in consumer and commercial markets, as well as an overall competitive pricing environment. To be successful in addressing these challenges, we need to continue to execute on our key initiatives of focusing on products targeted at high usage categories, developing emerging market opportunities and introducing new revenue delivery models to consumer customers. In the consumer market, our Ink in the Office products are driving unit volume due to demand for our OfficeJet Pro product lines, particularly our OfficeJet Pro X printers which leverage our Page-Wide Array technology. The Ink in the Office initiative targets shifting ink into SMBs more profitably. In the commercial market, our focus is on placing higher value printer units which also offers a positive annuity of toner and accelerating growth in graphics. We are accomplishing this in several growth areas: in multi-function printers with recently introduced products that are increasing demand, in managed print services, which presents a strong after-market supplies opportunity, and in graphics with product innovation in our Indigo product line. We plan to continue this focus on replenishing the installed base with value-added units, and expanding our innovative ink, laser and graphics programs.

  •
  In EG, we are experiencing challenges due to multiple market trends, including the increasing demand for hyperscale computing infrastructure products, the transition to cloud computing and a highly competitive pricing environment. In addition, demand for our Business Critical Systems ("BCS") products continues to weaken along with the overall market for UNIX products. The effect of lower BCS revenue is impacting Technology Services ("TS"). To be successful in overcoming these challenges, we must address business model shifts and go-to-market execution challenges, while continuing to pursue new product innovation that build on our existing capabilities in areas such as cloud and data center computing, software-defined networking, storage, blade servers and wireless networking.

  •
  In ES, we are facing challenges, including managing the revenue runoff from several large contracts, pressured public sector spending, a competitive pricing environment and market pressures from a mixed economic recovery in Europe, the Middle East and Africa ("EMEA"). To be successful in addressing these challenges, we must execute on the ES multi-year turnaround plan, which includes a cost reduction initiative to align our costs to our revenue trajectory, a focus on new logo wins and Strategic Enterprise Services ("SES") and initiatives to improve execution in sales performance and accountability, contracting practices and pricing.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Our management believes that there have been no significant changes during the three months ended January 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

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

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2015		2014
	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$26,839	100.0%	$28,154	100.0%
Cost of sales(1)	20,571	76.6%	21,736	77.2%

Gross profit	6,268	23.4%	6,418	22.8%
Research and development	825	3.1%	811	2.9%
Selling, general and administrative	3,071	11.5%	3,210	11.4%
Amortization of intangible assets	222	0.9%	283	1.0%
Restructuring charges	146	0.5%	114	0.4%
Acquisition-related charges	4	—	3	—
Separation costs	80	0.3%	—	—

Earnings from operations	1,920	7.1%	1,997	7.1%
Interest and other, net	(174)	(0.6)%	(163)	(0.6)%

Earnings before taxes	1,746	6.5%	1,834	6.5%
Provision for taxes	(380)	(1.4)%	(409)	(1.4)%

Net earnings	$1,366	5.1%	$1,425	5.1%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        For the three months ended January 31, 2015, total net revenue decreased 4.7% (decreased 2.5% on a constant currency basis). U.S. net revenue decreased 2.5% to $9.4 billion, while net revenue from outside of the United States decreased 5.8% to $17.4 billion.

        The components of the weighted net revenue change by segment were as follows:

Three months ended January 31, 2015
Percentage Points
Enterprise Services	(2.1)
Corporate Investments/Other	(1.2)
Printing	(1.0)
Software	(0.2)
HP Financial Services	(0.2)
Enterprise Group	—
Personal Systems	—

Total HP	(4.7)

        From a segment perspective, the primary factors contributing to the change in HP net revenue are summarized as follows:

  •
  ES net revenue declined due primarily to revenue runoff in key accounts, weak growth in new and existing accounts, particularly in EMEA, and unfavorable currency impacts;

  •
  Corporate Investments net revenue decreased due primarily to the sale of IP in the prior-year period;

  •
  Printing net revenue decreased due primarily to a decline in Supplies and unfavorable currency impacts;

  •
  Software net revenue decreased due primarily to declines in licenses and professional services;

  •
  HPFS net revenue decreased due primarily to lower asset management activity and lower portfolio revenue;

  •
  EG net revenue increased slightly due to growth in ISS and Storage, partially offset by unfavorable currency impacts; and

  •
  Personal Systems net revenue increased slightly due primarily to growth in notebooks, partially offset by unfavorable currency impacts and a decline in desktops.

        A more detailed discussion of segment revenue is included under "Segment Information" below.

Gross Margin

        For the three months ended January 31, 2015, total HP gross margin increased 0.6 percentage points. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

  •
  ES gross margin increased due primarily to service delivery efficiencies and improving profit performance in under-performing contracts;

  •
  Printing gross margin increased due primarily to a favorable mix from a higher proportion of graphics and ink supplies, favorable currency impacts from the Japanese Yen and a lower mix of home printers;

  •
  EG gross margin increased due primarily to higher average unit prices ("AUPs") in ISS, and improved cost management in TS;

  •
  Personal Systems gross margin increased due primarily to operational cost improvements;

  •
  Software gross margin decreased due primarily to a lower margin in licenses;

  •
  HPFS gross margin decreased due primarily to lower margins on asset management activity as a result of lower customer buyouts; and

  •
  Corporate Investments gross margin decreased due to the sale of IP in the prior-year period.

        A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.

Operating Expenses

        Research and Development

        R&D expense increased 2% for the three months ended January 31, 2015, due primarily to increases in Personal Systems, EG and Software as we make investments in our strategic focus areas of cloud, security, big data and mobility. The increase was partially offset by favorable currency impacts.

        Selling, General and Administrative

        SG&A expense decreased 4% for the three months ended January 31, 2015, due primarily to favorable currency impacts, lower investments in systems and tools, declines in go-to-market cost as a result of lower commissions and productivity initiatives, and lower litigation related charges. The decrease was partially offset by higher administrative expenses due to the prior-year period containing a gain from the sale of real estate.

        Amortization of Intangible Assets

        Amortization of intangible assets decreased for the three months ended January 31, 2015, due primarily to certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods.

        Restructuring Charges

        Restructuring charges increased for the three months ended January 31, 2015, due primarily to higher charges in connection with the multi-year restructuring plan initially announced in May 2012 (the "2012 Plan") and from increases to the 2012 Plan announced in May 2014.

        Separation Costs

        Separation costs for the current period were primarily related to third-party consulting fees.

Interest and Other, Net

        Interest and other, net expense increased by $11 million for the three months ended January 31, 2015. The increase was due primarily to higher foreign currency transaction losses partially offset by lower interest expense primarily from a lower average debt balance.

Provision for Taxes

        Our effective tax rate was 21.8% and 22.3% for the three months ended January 31, 2015 and January 31, 2014, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the U.S.

        In the three months ended January 31, 2015, we recorded $81 million of net tax benefits related to discrete items. These amounts included a tax benefit of $47 million arising from the retroactive research and development credit provided by the Tax Increase Prevention Act of 2014 signed into law in December 2014, a tax benefit of $29 million on separation charges and a tax benefit of $21 million on restructuring charges. These tax benefits were partially offset by various tax charges of $16 million.

        In the three months ended January 31, 2014, we recorded $22 million of net tax charges related to discrete items. These amounts included $37 million of various tax charges and $15 million of tax benefits on restructuring charges.

Segment Information

        A description of the products and services for each segment can be found in Note 2 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

        Effective at the beginning of our first quarter of fiscal 2015, we implemented an organizational change to align our segment financial reporting more closely with our current business structure. This organizational change resulted in the transfer of third-party multi-vendor support arrangements from the TS business unit within the EG segment to the Infrastructure Technology Outsourcing business unit within the ES segment.

Printing and Personal Systems Group

        The Personal Systems segment and the Printing segment are structured beneath a broader Printing and Personal Systems Group ("PPS"). We describe the results of the segments within PPS below.

Personal Systems

	Three months ended January 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$8,544	$8,530	0.2%
Earnings from operations	$313	$279	12.2%
Earnings from operations as a % of net revenue	3.7%	3.3%

        The components of the weighted net revenue change by business unit were as follows:

Three months ended January 31, 2015
Percentage Points
Notebook PCs	4.6
Workstations	(0.1)
Other	(0.5)
Desktop PCs	(3.8)

Total Personal Systems	0.2

        Personal Systems net revenue increased 0.2% (increased 2.6% on a constant currency basis) for the three months ended January 31, 2015. The revenue increase in Personal Systems was due primarily to growth in notebooks, partially offset by unfavorable currency impacts, a decline in desktops and the impact of the sale of IP in the prior-year period. Net revenue for Notebook PCs increased 9%, Desktop PCs declined 10%, Workstations declined 1% and Other net revenue declined 11%. From a regional perspective, Personal Systems experienced revenue growth in EMEA and the Americas, the effects of which were partially offset by a revenue decline in Asia Pacific due to demand weakness in Japan. The Personal Systems net revenue increase was driven by a 9.1% increase in unit volume, partially offset by an 8.2% decline in average selling prices ("ASPs"). The unit volume increase was primarily led by growth in notebooks, both consumer and commercial. The decline in ASPs was due primarily to the shift in consumer PCs to low-end products, unfavorable currency impacts and an unfavorable mix of consumer PCs. Net revenue for commercial clients decreased 0.8% due primarily to unfavorable currency impacts and a decline in commercial desktops and thin client products, the effects of which were partially offset by growth in commercial notebooks. Net revenue for consumer clients increased 1.8% due primarily to growth in consumer notebooks, partially offset by a decline in consumer desktops and unfavorable currency impacts. The net revenue decline in Other was due primarily to the sale of IP in the prior-year period, the effect of which was partially offset by increased sales of extended warranties in the current period.

        Personal Systems earnings from operations as a percentage of net revenue increased 0.4 percentage points for the three months ended January 31, 2015. The growth was driven by an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to operational cost improvements, partially offset by unfavorable currency impacts and a higher mix of consumer products. Operating expenses as a percentage of net revenue increased due primarily to higher administrative expenses as a result of lower bad debt recoveries as compared to the prior-year period and higher R&D expenses due primarily to our investments in commercial, mobility and immersive computing products, the effects of which were partially offset by a decline in field selling costs as a result of favorable currency impacts and operational cost improvements.

Printing

	Three months ended January 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$5,543	$5,815	(4.7)%
Earnings from operations	$1,067	$979	9.0%
Earnings from operations as a % of net revenue	19.2%	16.8%

        The components of the weighted net revenue change by business unit were as follows:

Three months ended January 31, 2015
Percentage Points
Supplies	(3.3)
Consumer Hardware	(0.8)
Commercial Hardware	(0.6)

Total Printing	(4.7)

        Printing net revenue decreased 4.7% (decreased 3.5% on a constant currency basis) for the three months ended January 31, 2015. The decline in net revenue was primarily driven by a decline in Supplies, unfavorable currency impacts and a decline in Inkjet printers, the effects of which were partially offset by growth in graphics products. Net revenue for Supplies decreased 5% due primarily to demand weakness, with a strong revenue decline in Russia, partially offset by growth in graphics supplies. Printer unit volumes decreased 4% while the average revenue per unit ("ARU") remained flat. Printer unit volume decreased due primarily to our continued efforts to target high-value areas of the market, which resulted in a decline in home and single-function mono laser printer units, the effects of which were partially offset by increased units in multifunction laser and graphics printers. Printer ARU remained flat due primarily to the combination of a higher mix of and an ARU improvement in graphics printers, the effects of which were offset by a highly competitive pricing environment and unfavorable currency impacts in LaserJet and Inkjet printers. Net revenue for Commercial Hardware decreased 2% driven by a 1% decline in ARU and flat unit volume, combined with a decline in other peripheral printing solutions. The flat unit volume in Commercial Hardware was due primarily to growth in multifunction laser and graphics printers offset by a unit volume decline in value laser printers. The ARU decline in Commercial Hardware was due primarily to an ARU decline in LaserJet printers driven by a highly competitive pricing environment combined with unfavorable currency impacts, the effects of which were partially offset by an increase in graphics printers. Net revenue for Consumer Hardware decreased 7% due to a 6% decline in printer unit volume and a 4% decline in ARU, the effects of which were partially offset by growth in other peripheral printing solutions. The unit volume decline in Consumer Hardware was due primarily to lower sales of home and SMB printers. The ARU decline in Consumer Hardware was due primarily to increased discounting for SMB printers driven by a highly competitive pricing environment, particularly in the Americas, and unfavorable currency impacts, the effects of which were partially offset by a favorable mix of high-value home printers.

        Printing earnings from operations as a percentage of net revenue increased by 2.4 percentage points for the three months ended January 31, 2015 due to an increase in gross margin combined with lower operating expenses as a percentage of net revenue. The gross margin increase was due primarily to a favorable mix from a higher proportion of graphics and ink supplies, favorable currency impacts from the Japanese Yen, a lower mix of home printers, and rate improvements in graphics products, the effects of which were partially offset by a competitive pricing environment and a lower mix of toner sales. Operating expenses as a percentage of net revenue decreased due primarily to a decline in SG&A expenses as a result of our cost saving initiatives, lower R&D expenses and favorable currency impacts.

Enterprise Group

	Three months ended January 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$6,981	$6,970	0.2%
Earnings from operations	$1,090	$1,003	8.7%
Earnings from operations as a % of net revenue	15.6%	14.4%

        The components of the weighted net revenue change by business unit were as follows:

Three months ended January 31, 2015
Percentage Points
Industry Standard Servers	3.0
Storage	—
Business Critical Systems	(0.3)
Networking	(1.0)
Technology Services	(1.5)

Total Enterprise Group	0.2

        EG net revenue increased 0.2% (increased 2.7% on a constant currency basis) for the three months ended January 31, 2015. We continued to experience challenges due to market trends, including the transition to cloud computing, as well as product and technology transitions, along with a highly competitive pricing environment. The increase in EG net revenue was due to growth in ISS and Storage partially offset by declines in TS, Networking and BCS. Net revenue growth was also negatively impacted by foreign currency fluctuations across all regions, primarily weakness in the euro.

        ISS net revenue increased 7% due primarily to a higher AUP in rack and blade server products driven by higher option attach rates for memory, processors and hard drives. The AUP increase for rack products was also driven by a mix shift to the higher end HP ProLiant Gen9 server portfolio. Storage net revenue increased 0.4% due to revenue growth in Converged Storage solutions, primarily in the 3PAR StoreServ products and StoreOnce, the effect of which was partially offset by revenue declines in traditional storage products. BCS net revenue decreased 9% as a result of ongoing pressures from the overall UNIX market contraction, partially offset by revenue growth in non-stop products. Networking net revenue decreased 11% due primarily to lower switching revenue, particularly in the Americas and China as a result of execution challenges and competitive pressure, partially offset by growth in our data center switching products. TS net revenue decreased 5% due primarily to a reduction in support for BCS, traditional storage products, and networking services along with lower revenue from consulting services, the effects of which were partially offset by growth in support solutions for converged storage solutions and ISS.

        EG earnings from operations as a percentage of net revenue increased by 1.2 percentage points for the three months ended January 31, 2015 due to an increase in gross margin coupled with a decrease in operating expenses as a percentage of net revenue. The gross margin increase was due primarily to higher AUPs in ISS, and improved cost management in TS, the effects of which were partially offset by an unfavorable mix and competitive pricing. The decrease in operating expenses as a percentage of net revenue was driven by favorable currency impacts and lower sales program spending, partially offset by higher R&D investments.

Enterprise Services

	Three months ended January 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$4,993	$5,595	(10.8)%
Earnings from operations	$148	$60	146.7%
Earnings from operations as a % of net revenue	3.0%	1.1%

        The components of the weighted net revenue change by business unit were as follows:

Three months ended January 31, 2015
Percentage Points
Infrastructure Technology Outsourcing	(6.6)
Application and Business Services	(4.2)

Total Enterprise Services	(10.8)

        ES net revenue decreased 10.8% (decreased 7.9% on a constant currency basis) for the three months ended January 31, 2015. Performance in ES remained challenged by the impact of several large contracts winding down and lower public sector spending in EMEA, particularly in the United Kingdom. The net revenue decrease in ES was due primarily to revenue runoff in several key accounts, weak growth in new and existing accounts, particularly in EMEA, unfavorable currency impacts and contractual price declines. Net revenue in Infrastructure Technology Outsourcing ("ITO") decreased by 11%, due to revenue runoff in key accounts, weak growth in new and existing accounts, particularly in EMEA and unfavorable currency impacts. Net revenue in Application and Business Services ("ABS") decreased by 11%, due to weak growth in new and existing accounts and unfavorable currency impacts.

        ES earnings from operations as a percentage of net revenue increased 1.9 percentage points for the three months ended January 31, 2015. The increase in operating margin was due to an increase in gross margin coupled with a decrease in operating expenses as a percentage of net revenue. Gross margin increased due primarily to service delivery efficiencies and improving profit performance in under-performing contracts, partially offset by unfavorable impacts from revenue runoff in key accounts and contractual price declines. The decrease in operating expenses as a percentage of net revenue was primarily driven by lower field selling costs, partially offset by the size of the revenue decline. The decrease in field selling costs was due to our sales transformation initiatives.

Software

	Three months ended January 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$871	$916	(4.9)%
Earnings from operations	$157	$145	8.3%
Earnings from operations as a % of net revenue	18.0%	15.8%

        Software net revenue decreased 4.9% (decreased 2.9% on a constant currency basis) for the three months ended January 31, 2015. Revenue growth in Software was challenged by the overall market and customer shift to SaaS solutions, which impacted growth in license and support revenue.

        For the three months ended January 31, 2015, net revenue from licenses and professional services decreased by 16% and 7% respectively, while net revenue growth from support and SaaS was flat. Net revenue growth was negatively impacted by foreign currency fluctuations across all regions, primarily weakness in the euro. The decline in license net revenue was impacted by the market and customer shift to SaaS solutions and sales execution challenges. Professional services net revenue decreased as we continue our focus on higher-margin engagements. Support net revenue was flat as growth in support solutions for security products was offset by lower support for IT management products due to past license declines. SaaS net revenue growth was flat due in part to sales execution issues, with growth in IT management offset by revenue declines in big data solutions.

        For the three months ended January 31, 2015, Software earnings from operations as a percentage of net revenue increased by 2.2 percentage points due to a decrease in operating expenses as a percentage of net revenue, partially offset by a decrease in gross margin. The decrease in gross margin was due primarily to a lower margin in licenses. The decrease in operating expenses as a percentage of net revenue was due to lower SG&A expenses as a result of lower field selling costs driven by cost management, partially offset by continued R&D investments in security and big data.

HP Financial Services

	Three months ended January 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$803	$870	(7.7)%
Earnings from operations	$90	$101	(10.9)%
Earnings from operations as a % of net revenue	11.2%	11.6%

        HPFS net revenue decreased by 7.7% (decreased 4.4% on a constant currency basis) for the three months ended January 31, 2015. The net revenue decrease was due primarily to lower asset management activity as a result of lower customer buyouts and lower portfolio revenue as a result of unfavorable currency impacts and lower interest rate yield.

        HPFS earnings from operations as a percentage of net revenue decreased by 0.4 percentage points for the three months ended January 31, 2015 due primarily to a decrease in gross margin coupled with an increase in operating expenses as a percentage of net revenue. The decrease in gross margin was the result of lower margins on asset management activity due primarily from lower customer buyouts, partially offset by higher margins from asset recovery services and remarketing sales. The increase in operating expenses as a percentage of net revenue was due to higher field selling costs.

  Financing Volume

	Three months ended January 31
	2015	2014
	Dollars in millions
Total financing volume	$1,565	$1,372

        New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased 14.1% for the three months ended January 31, 2015. The increase was driven by higher financing associated with HP product sales and related services offerings, partially offset by unfavorable currency impacts.

Portfolio Assets and Ratios

        The HPFS business model is asset intensive and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from our internal management reporting system. The accounting policies used to derive HPFS amounts are substantially the same as those used by HP. However, intercompany loans and certain accounts that are reflected in the segment balances are eliminated in the Consolidated Condensed Financial Statements.

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	January 31, 2015	October 31, 2014
	Dollars in millions
Financing receivables, gross	$6,430	$6,670
Net equipment under operating leases	2,525	2,595
Capitalized profit on intercompany equipment transactions(1)	809	783
Intercompany leases(1)	2,118	2,199

Gross portfolio assets	11,882	12,247

Allowance for doubtful accounts(2)	102	111
Operating lease equipment reserve	60	68

Total reserves	162	179

Net portfolio assets	$11,720	$12,068

Reserve coverage	1.4%	1.5%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)
Intercompany activity is eliminated in consolidation.

(2)
Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt attributable to HPFS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with HPFS and its subsidiaries. Debt attributable to HPFS totaled $10.9 billion and $10.7 billion at January 31, 2015 and October 31, 2014, respectively. HPFS equity at January 31, 2015 and October 31, 2014 was $1.6 billion and $1.5 billion respectively. We believe the HPFS debt-to-equity ratio is comparable to that of other similar financing companies.

        At January 31, 2015 and October 31, 2014, HPFS cash balances were approximately $1.1 billion and $0.8 billion, respectively.

        Net portfolio assets at January 31, 2015 decreased 2.9% from October 31, 2014. The decrease generally resulted from unfavorable currency impacts, partially offset by new financing volume in excess of portfolio runoff.

        HPFS recorded net bad debt expenses and operating lease equipment reserves of $8 million for both three month periods ended January 31, 2015 and 2014.

Corporate Investments

	Three months ended January 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$16	$288	(94.4)%
(Loss) earnings from operations	$(124)	$121	NM
(Loss) earnings from operations as a % of net revenue(1)	NM	42.0%

(1)
"NM" represents not meaningful.

        Net revenue in Corporate Investments decreased due primarily to the sale of IP related to the Palm acquisition in the prior-year period.

        The decrease in earnings from operations in Corporate Investments was due primarily to the sale of IP in the prior-year period and higher expenses associated with cloud-related incubation activities, HP Labs and corporate strategy.

LIQUIDITY AND CAPITAL RESOURCES

        We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, separation activities, maturing debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We are able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities made available by various domestic and foreign financial institutions. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II and the market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I, which are incorporated herein by reference.

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

Liquidity

	Three months ended January 31
	2015	2014
	In millions
Net cash provided by operating activities	$744	$2,990
Net cash used in investing activities	(838)	(217)
Net cash (used in) provided by financing activities	(2,120)	1,229

Net (decrease) increase in cash and cash equivalents	$(2,214)	$4,002

Operating Activities

        Compared to the corresponding period in fiscal 2014, net cash provided by operating activities decreased by $2.2 billion for the three months ended January 31, 2015. The decrease was due primarily to lower cash from working capital management activities and financing receivables.

        In the first quarter of fiscal 2015, the cash conversion cycle increased one day sequentially as compared to a sequential decrease of one day in the first quarter of fiscal 2014. As a result, we generated less cash flow from operations from working capital activities in the current quarter as compared to the same period last year.

        Our working capital metrics and cash conversion cycle along with sequential and year-over-year impacts were as follows:

	As of Jan. 31, 2015	Q/Q change	As of Jan. 31, 2014	Q/Q change	Y/Y change
Days of sales outstanding in accounts receivable	41	(3)	43	(6)	(2)
Days of supply in inventory	29	2	25	1	4
Days of purchases outstanding in accounts payable	(65)	2	(52)	4	(13)

Cash conversion cycle	5	1	16	(1)	(11)

  January 31, 2015 as compared to January 31, 2014

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding period in fiscal 2014, the decrease in DSO was due primarily to revenue linearity, currency impacts and the expansion of our factoring programs.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2014, the increase in DOS was due to a higher inventory balance in Personal Systems due in part to strategic buys and higher in-transit inventory shipments by boat versus shipments by air, coupled with a decline in cost of goods sold.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2014, the increase in DPO was primarily the result of an extension of payment terms with our product suppliers.

        The cash conversion cycle is the sum of DSO and DOS less DPO. The cash conversion cycle for the first quarter of fiscal 2015 ended below what we expect to be a long-term sustainable rate. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.

Investing Activities

        Compared to the corresponding period in fiscal 2014, net cash used in investing activities increased by $0.6 billion for the three months ended January 31, 2015, due primarily to lower proceeds from sales of available-for-sale securities and other investments, and lower proceeds from sales of property, plant and equipment.

Financing Activities

        Compared to the corresponding period in fiscal 2014, net cash from financing activities decreased by $3.3 billion for the three months ended January 31, 2015. The decrease was due primarily to higher proceeds from the issuance of U.S. Dollar Global Notes in the corresponding prior-year period and higher repurchases of common stock in the current period. For more information on our share repurchase programs, see Note 13 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Capital Resources

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.

        Outstanding borrowings decreased to $19.1 billion as of January 31, 2015, as compared to $19.5 billion at October 31, 2014, bearing weighted-average interest rates of 2.7% for both periods. During the first three months of fiscal 2015, we repaid $650 million of U.S. Dollar Global Notes.

        During the next twelve months, $2.5 billion of U.S. Dollar Global Notes are scheduled to mature, of which $750 million is scheduled to mature in March 2015. For more information on our borrowings, see Note 12 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 11 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Available Borrowing Resources

        We had the following resources available to obtain short- or long-term financing:

As of January 31, 2015
In millions
2012 Shelf Registration Statement	Unspecified
Commercial paper programs	$16,194
Uncommitted lines of credit	$1,535

        For more information on our available borrowings resources, see Note 12 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by major independent rating agencies based on publicly available information as well as information obtained in our ongoing discussions with them. Our credit ratings as of January 31, 2015, were as follows:

	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-2	Prime-2	F2
Long-term debt ratings	BBB+	Baa1	A–

        After the announcement of our separation in October 2014, Standard & Poor's Rating Services and Fitch Rating Services placed us on negative watch. Additionally, Moody's Investors Service placed us under review for downgrade. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, previous downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper and have required the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade to our credit ratings by any of these rating agencies may further impact us in a similar manner, and, depending on the extent of any such downgrade, could have a negative impact on our liquidity and capital position. We can rely on alternative sources of funding, including drawdowns under our credit facilities, if necessary, to offset potential reductions in the market capacity for our commercial paper.

CONTRACTUAL AND OTHER OBLIGATIONS

Contractual Obligations

        For contractual obligations see "Contractual and Other Obligations" in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, which is incorporated herein by reference. Our contractual obligations have not changed materially since October 31, 2014.

Retirement and Post-Retirement Benefit Plan Funding

        For the remainder of fiscal 2015, we anticipate making contributions of approximately $632 million to our non-U.S. pension plans, and approximately $27 million to cover benefit payments to U.S. non-qualified pension plan participants. We also expect to pay approximately $35 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Restructuring Plans

        As of January 31, 2015, we expect future cash payments of approximately $1.2 billion in connection with our approved restructuring plans which includes $0.6 billion expected to be paid in the remainder of fiscal 2015 and $0.6 billion expected to be paid through fiscal 2021. For more information on our restructuring activities, see Note 3 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Separation Costs

        As of January 31, 2015, we expect future cash payments of approximately $1.7 billion in connection with our separation charges, of which $1.2 billion is expected to be paid in the remainder of fiscal 2015 and approximately $500 million in fiscal 2016. In addition, we will incur gross incremental foreign cash tax expenditures related to the separation of foreign legal entities which are estimated to be approximately $950 million in fiscal 2015, and we anticipate associated foreign tax credits of approximately $200 million. We also expect separation-related capital expenditures of approximately $300 million in fiscal 2015.

Uncertain Tax Positions

        As of January 31, 2015, we had approximately $3.6 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $29 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

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

        We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The total aggregate maximum capacity of the financing arrangements was $2.8 billion as of January 31, 2015, including an aggregate maximum capacity of $1.0 billion in non-recourse financing arrangements and an aggregate maximum capacity of $1.8 billion in partial-recourse facilities. For more information on our third-party revolving short-term financing arrangements, see Note 7 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

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

        We intend to obtain an opinion of outside counsel to the effect that, for U.S. federal income tax purposes, the separation will qualify, for both HP and its stockholders, as a reorganization within the meaning of Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended. In addition, we intend to obtain a private letter ruling from the Internal Revenue Service (the "IRS") and/or one or more opinions of outside counsel regarding certain matters impacting the U.S. federal income tax treatment of the separation for HP, and certain related transactions, as transactions that are generally tax-free for U.S. federal income tax purposes. The opinions of outside counsel and any IRS private letter ruling will be based, among other things, on various factual assumptions we have authorized and representations we have made to outside counsel or the IRS. If any of these assumptions or representations are, or become, inaccurate or incomplete, reliance on the opinions and/or IRS private letter ruling may be affected. An opinion of outside counsel represents their legal judgment but is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will not challenge the conclusions reflected in the opinions or that a court would not sustain such a challenge. In addition, we may incur certain tax costs in connection with the separation, including non-U.S. tax expense resulting from separations in multiple non-U.S. jurisdictions that do not legally provide for tax-free separations, which may be material.

Economic weakness and uncertainty could adversely affect our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on worldwide economic conditions and the demand for technology hardware, software and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and in increased expenses and difficulty in managing inventory levels. For example, we are continuing to experience macroeconomic weakness across many geographic regions, particularly in EMEA region, China and other high-growth markets. Ongoing U.S. federal government spending limits may continue to reduce demand for our products, services and solutions from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products, services and solutions. Economic weakness and uncertainty may adversely affect demand for our products, services and solutions, may result in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges, and may make it more difficult for us to make accurate forecasts of revenue, gross margin, cash flows and expenses.

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

        Our revenue, gross margin and profit vary among our products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Our revenue depends on the overall demand for our products and services. Delays or reductions in customer IT spending could have a material adverse effect on demand for our products and services, which could result in a significant decline in our revenue. In addition, revenue declines in some of our businesses, particularly our services businesses, may affect revenue in our other businesses as we may lose cross-selling opportunities. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer and geographic mix reflected in that period's net revenue. Competition, lawsuits, investigations and other risks affecting those businesses therefore may have a significant impact on our overall gross margin and profitability. Certain segments have a higher fixed cost structure and more variation in gross margins across their business units and product portfolios than others and may therefore experience significant operating profit volatility on a quarterly basis. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may lead to adjustments to our operations. Moreover, our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period.

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

    We must manage inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing issues. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance upon indirect distribution methods may reduce our visibility into demand and pricing issues, and therefore make forecasting more difficult. If we have excess or obsolete inventory, we may have to reduce our prices and write down inventory. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors. We also may have limited ability to estimate future product rebate redemptions in order to price our products effectively.

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

  •
  Shortages.  Occasionally we may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. For example, our PC business relies heavily upon outsourced manufacturers ("OMs") to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. We represent a substantial portion of the business of some of these OMs, and any changes to the nature or volume of our business transactions with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of certain components may increase, and we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or services offerings, which could result in further costs and delays.

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

  •
  Contractual terms.  As a result of binding price or purchase commitments with vendors, we may be obligated to purchase components or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. If we commit to purchasing components or services for prices in excess of the then-current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, our gross margin could suffer, and we could incur additional charges relating to inventory obsolescence. In addition, many of our competitors obtain products or components from the same OMs and suppliers that we utilize. Our competitors may obtain better pricing, more favorable contractual terms and conditions, and more favorable allocations of products and components during periods of limited supply, and our ability to engage in relationships with certain OMs and suppliers could be limited. The practice employed by our PC business of purchasing product components and transferring those components to its OMs may create large supplier receivables with the OMs that, depending on the financial condition of the OMs, may create collectability risks. In addition, certain of our OMs and suppliers may decide to discontinue conducting business with us. Any of these actions by our competitors, OMs or suppliers could adversely affect our future results of operations and financial condition.

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

  •
  Single source suppliers.  Our use of single source suppliers for certain components could exacerbate any supplier issues. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. For example, we rely on Intel to provide us with a sufficient supply of processors for many of our PCs, workstations and servers and AMD to provide us with a sufficient supply of processors for other products. Some of those processors are customized for our products. New products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. Replacing a single source supplier could delay production of some products as replacement suppliers may be subject to capacity constraints or other output limitations. For some components, such as customized components and some of the processors that we obtain from Intel, alternative sources either may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of components to us. The loss of a single source supplier, the deterioration of our relationship with a single source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single source supplier could adversely affect our revenue, gross margin and cash flows.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or manmade disasters or catastrophic events, for which we are predominantly self-insured. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters and a portion of our research and development activities are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. In addition, six of our principal worldwide IT data centers are located in the southern United States, making our operations more vulnerable to natural disasters or other business disruptions occurring in that geographical area. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including Shanghai, Singapore and India. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products and in the southwestern United States to import products into the Americas region. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near locations more vulnerable to the occurrence of the aforementioned business disruptions and being consolidated in certain geographical areas is unknown and remains uncertain.

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

        We are subject to income and other taxes in the United States and numerous non-U.S. jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, proposals for tax legislation have been introduced or are being considered that could have significant adverse effects on our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. Any of these changes could affect our profitability.

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

        These provisions, alone or together, could deter or delay hostile takeovers, proxy contests and changes in control or our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

        Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control of HP could limit the opportunity for our stockholders to receive a premium for their shares of our stock and also could affect the price that some investors are willing to pay for our stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HP, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2014.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        Information with respect to this item may be found in Note 15 to the Consolidated Condensed Financial Statements in Item 1of Part I, which is incorporated herein by reference.

Item 1A.    Risk Factors.

        A description of factors that could materially affect our business, financial condition or operating results is included under "Factors that Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. This description includes any material changes to the risk factor disclosure in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 and is incorporated herein by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (November 2014)	14,169	$36.15	14,169	$4,404,516
Month #2 (December 2014)	13,605	$39.01	13,605	$3,873,795
Month #3 (January 2015)	13,349	$39.55	13,349	$3,345,881

Total	41,123	$38.20	41,123

        On July 21, 2011, HP's Board of Directors authorized a $10.0 billion share repurchase program. HP may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All share repurchases settled in the first quarter of fiscal 2015 were open market transactions. As of January 31, 2015, HP had remaining authorization of $3.3 billion for future share repurchases.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

        The Exhibit Index beginning on page 101 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: March 11, 2015

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Merger, dated as of March 2, 2015, among the Registrant, Aspen Acquisition Sub, Inc. and Aruba Networks, Inc.**	8-K	001-04423	2.1	March 2, 2015
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated Bylaws effective November 20, 2013.	8-K	001-04423	3.1	November 26, 2013
4(a)	Senior Indenture between the Registrant and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Subordinated Indenture.	S-3	333-30786	4.2	March 17, 2000
4(c)	Form of Registrant's 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.3	February 28, 2007
4(d)	Form of Registrant's 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.3	February 29, 2008
4(e)	Form of Registrant's 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.3 and 4.4	September 13, 2010
4(f)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010
4(g)	Form of Registrant's 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	June 1, 2011

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant's 2.350% Global Note due March 15, 2015, 3.000% Global Note due September 15, 2016, 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.2, 4.3, 4.4, 4.5 and 4.6	September 19, 2011
4(i)	Form of Registrant's 3.300% Global Note due December 9, 2016, 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.2, 4.3 and 4.4	December 12, 2011
4(j)	Form of Registrant's 2.600% Global Note due September 15, 2017 and 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	March 12, 2012
4(k)	Form of Registrant's 2.750% Global Note due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(l)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(d)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(e)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(f)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(g)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(h)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(i)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(j)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(k)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(l)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(m)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(n)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(p)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(q)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(r)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(s)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(t)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(u)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(v)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(w)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(y)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(z)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(a)(a)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(b)(b)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(c)(c)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(d)(d)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(f)(f)(f)	December 15, 2010
10(e)(e)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(g)(g)(g)	December 15, 2010
10(f)(f)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(h)(h)(h)	December 15, 2010
10(g)(g)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(h)(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(i)(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(j)(j)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*	10-Q	001-04423	10(o)(o)(o)	September 9, 2011
10(k)(k)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(p)(p)(p)	September 9, 2011
10(l)(l)	Employment offer letter, dated September 27, 2011, between the Registrant and Margaret C. Whitman.*	8-K	001-04423	10.2	September 29, 2011
10(m)(m)	Seventh Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(e)(e)(e)	December 14, 2011
10(n)(n)	Registrant's Severance Plan for Executive Officers, as amended and restated September 18, 2013.*	10-K	001-04423	10(q)(q)	December 30, 2013
10(o)(o)	Aircraft Time Sharing Agreement, dated March 16, 2012, between the Registrant and Margaret C. Whitman.*	10-Q	001-04423	10(h)(h)(h)	June 8, 2012
10(p)(p)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(q)(q)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and John M. Hinshaw.*	10-Q	001-04423	10(t)(t)	June 6, 2013
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(s)(s)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(t)(t)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(u)(u)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(v)(v)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(w)(w)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(x)(x)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(y)(y)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(z)(z)	Eighth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2014
10(a)(a)(a)	Ninth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2014
10(b)(b)(b)	Tenth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-0442	10(e)(e)(e)	December 17, 2014
10(c)(c)(c)	Form of Grant Agreement for grants of restricted stock units.*‡
10(d)(d)(d)	Form of Grant Agreement for grants of foreign stock appreciation rights.*‡
10(e)(e)(e)	Form of Grant Agreement for grants of long-term cash awards.*‡
10(f)(f)(f)	Form of Grant Agreement for grants of non-qualified stock options.*‡
10(g)(g)(g)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*‡
10(h)(h)(h)	Form of Grant Agreement for grants of restricted stock awards.*‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(i)(i)(i)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*‡
10(j)(j)(j)	Registrant's Severance Plan for Executive Officers, as amended and restated November 19, 2014.*‡
10(k)(k)(k)	Voting Agreement, dated as of March 2, 2015, among the Registrant and the listed stockholders of Aruba Networks, Inc.	8-K	001-04423	10.1	March 2, 2015
11	None.
12	Statements of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

*
Indicates management contract or compensatory plan, contract or arrangement.

**
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Registration S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

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