Form 10-Q
period 2015-04-30
HEWLETT PACKARD CO
filed 2015-06-08
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: April 30, 2015
Or
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

        The number of shares of HP common stock outstanding as of May 31, 2015 was 1,806,415,026 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended April 30, 2015

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward- looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the previously announced separation transaction and the future performances of the post- separation companies if the separation is completed, as well as the execution of restructuring plans and any resulting cost savings or revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP's businesses; the competitive pressures faced by HP's businesses; risks associated with executing HP's strategy, including the planned separation transaction; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP's products and the delivery of HP's services effectively; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; risks associated with HP's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the execution, timing and results of the separation transaction or restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP's business) and the anticipated benefits of implementing the separation transaction and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part II of this report and that are otherwise described or updated from time to time in HP's Securities and Exchange Commission reports. HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1.    Financial Statements and Supplementary Data.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2015	2014	2015	2014
	In millions, except per share amounts
Net revenue:
Products	$17,019	$17,752	$35,180	$36,522
Services	8,345	9,454	16,928	18,735
Financing income	89	103	184	206

Total net revenue	25,453	27,309	52,292	55,463

Costs and expenses:
Cost of products	13,070	13,464	27,145	27,989
Cost of services	6,214	7,171	12,647	14,310
Financing interest	61	69	124	141
Research and development	850	873	1,675	1,684
Selling, general and administrative	3,063	3,391	6,134	6,601
Amortization of intangible assets	221	264	443	547
Restructuring charges	255	252	401	366
Acquisition-related charges	19	3	23	6
Separation costs	269	—	349	—

Total operating expenses	24,022	25,487	48,941	51,644

Earnings from operations	1,431	1,822	3,351	3,819

Interest and other, net	(139)	(174)	(313)	(337)

Earnings before taxes	1,292	1,648	3,038	3,482
Provision for taxes	(281)	(375)	(661)	(784)

Net earnings	$1,011	$1,273	$2,377	$2,698

Net earnings per share:
Basic	$0.56	$0.67	$1.30	$1.42

Diluted	$0.55	$0.66	$1.29	$1.40

Cash dividends declared per share	$—	$—	$0.32	$0.29

Weighted-average shares used to compute net earnings per share:
Basic	1,814	1,890	1,824	1,898

Diluted	1,836	1,916	1,848	1,922

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2015	2014	2015	2014
	In millions
Net earnings	$1,011	$1,273	$2,377	$2,698

Other comprehensive loss before taxes:
Change in unrealized losses on available-for-sale securities:
Unrealized losses arising during the period	(59)	—	(13)	(1)
Gains reclassified into earnings	—	—	—	(1)

	(59)	—	(13)	(2)

Change in unrealized losses on cash flow hedges:
Unrealized (losses) gains arising during the period	(18)	(309)	613	(239)
(Gains) losses reclassified into earnings	(556)	101	(890)	210

	(574)	(208)	(277)	(29)

Change in unrealized components of defined benefit plans:
Losses arising during the period	—	(111)	—	(111)
Amortization of actuarial loss and prior service benefit	104	66	216	129
Curtailments, settlements and other	4	40	2	40

	108	(5)	218	58

Change in cumulative translation adjustment	—	(17)	(68)	(41)

Other comprehensive loss before taxes	(525)	(230)	(140)	(14)
Benefit (provision) for taxes	198	68	19	(37)

Other comprehensive loss, net of taxes	(327)	(162)	(121)	(51)

Comprehensive income	$684	$1,111	$2,256	$2,647

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	As of
	April 30, 2015	October 31, 2014
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,768	$15,133
Accounts receivable	12,320	13,832
Financing receivables	2,842	2,946
Inventory	6,227	6,415
Other current assets	12,726	11,819

Total current assets	48,883	50,145

Property, plant and equipment	11,014	11,340
Long-term financing receivables and other assets	8,552	8,454
Goodwill	31,218	31,139
Intangible assets	1,729	2,128

Total assets	$101,396	$103,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$5,594	$3,486
Accounts payable	14,923	15,903
Employee compensation and benefits	3,145	4,209
Taxes on earnings	1,144	1,017
Deferred revenue	6,055	6,143
Accrued restructuring	614	898
Other accrued liabilities	11,711	12,079

Total current liabilities	43,186	43,735

Long-term debt	15,464	16,039
Other liabilities	15,577	16,305
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,807 and 1,839 shares issued and outstanding at April 30, 2015 and October 31, 2014, respectively)	18	18
Additional paid-in capital	2,187	3,430
Retained earnings	30,565	29,164
Accumulated other comprehensive loss	(6,002)	(5,881)

Total HP stockholders' equity	26,768	26,731
Non-controlling interests	401	396

Total stockholders' equity	27,169	27,127

Total liabilities and stockholders' equity	$101,396	$103,206

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30
	2015	2014
	In millions
Cash flows from operating activities:
Net earnings	$2,377	$2,698
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,031	2,204
Stock-based compensation expense	316	300
Provision for doubtful accounts	29	13
Provision for inventory	135	99
Restructuring charges	401	366
Deferred taxes on earnings	—	(90)
Excess tax benefit from stock-based compensation	(118)	(33)
Other, net	297	14
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	1,494	1,590
Financing receivables	245	254
Inventory	53	107
Accounts payable	(892)	(400)
Taxes on earnings	85	153
Restructuring	(703)	(681)
Other assets and liabilities	(3,542)	(609)

Net cash provided by operating activities	2,208	5,985

Cash flows from investing activities:
Investment in property, plant and equipment	(1,726)	(1,837)
Proceeds from sale of property, plant and equipment	211	570
Purchases of available-for-sale securities and other investments	(108)	(451)
Maturities and sales of available-for-sale securities and other investments	123	544
Payments made in connection with business acquisitions	(139)	(20)

Net cash used in investing activities	(1,639)	(1,194)

Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	1,858	60
Issuance of debt	1,587	2,005
Payment of debt	(1,895)	(2,115)
Issuance of common stock under employee stock plans	223	131
Repurchase of common stock	(2,230)	(1,396)
Excess tax benefit from stock-based compensation	118	33
Cash dividends paid	(595)	(576)

Net cash used in financing activities	(934)	(1,858)

Net (decrease) increase in cash and cash equivalents	(365)	2,933
Cash and cash equivalents at beginning of period	15,133	12,163

Cash and cash equivalents at end of period	$14,768	$15,096

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital leases	$—	$113

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

        In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of April 30, 2015 and October 31, 2014, its results of operations for the three and six months ended April 30, 2015 and 2014 and its cash flows for the six months ended April 30, 2015 and 2014.

        The results of operations for the three and six months ended April 30, 2015 and cash flows for the six months ended April 30, 2015 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.

Principles of Consolidation

        The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of HP and other subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. HP accounts for investments in companies over which HP has the ability to exercise significant influence but does not hold a controlling interest under the equity method, and HP records its proportionate share of income or losses in Interest and other, net in the Consolidated Condensed Statements of Earnings. HP presents non-controlling interests as a separate component within Total stockholders' equity in the Consolidated Condensed Balance Sheets. Net earnings attributable to the non-controlling interests are eliminated within Interest and other, net in the Consolidated Condensed Statements of Earnings and are not presented separately as they were not material for any period presented. HP has eliminated all intercompany accounts and transactions.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation (Continued)

Accounting Pronouncements

        In April 2015, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. HP is required to adopt the guidance in the first quarter of fiscal 2017; however early adoption is permitted as is retrospective application. HP is currently evaluating the impact of these amendments on its Consolidated Condensed Financial Statements.

        In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. HP is required to adopt the guidance in the first quarter of fiscal 2017. Early adoption is permitted. The amendments should be applied retrospectively with the adjusted balance sheet of each individual period presented, in order to reflect the period-specific effects of applying the new guidance. HP is currently evaluating the timing, transition method and the impact of these amendments on its Consolidated Condensed Financial Statements.

        In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. HP is required to adopt the amendments in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. HP is continuing to evaluate the impact of these amendments and the transition alternatives on its Consolidated Condensed Financial Statements.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

        HP's operations are organized into seven segments for financial reporting purposes: Personal Systems, Printing, Enterprise Group ("EG"), Enterprise Services ("ES"), Software, HP Financial Services ("HPFS") and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by HP's management to evaluate segment results.

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

        Personal Systems provides commercial personal computers ("PCs"), consumer PCs, workstations, thin clients, tablets, retail point-of-sale systems, calculators and other related accessories, software, support and services for the commercial and consumer markets. HP groups commercial notebooks, commercial desktops, commercial services, commercial tablets, workstations and thin clients into commercial clients and consumer notebooks, consumer desktops, consumer services and consumer tablets into consumer clients when describing performance in these markets. Described below are HP's global business capabilities within Personal Systems.

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

  •
  Networking offers switches, routers, wireless local area network and network management products that span data centers, campus and branch environments and deliver software-defined networking and unified communications capabilities.

  •
  Technology Services provides support services and technology consulting to optimize EG's hardware platforms, and focuses on cloud, mobility and big data. These services are available in the form of service contracts, pre-packaged offerings or on a customized basis.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

        Software provides application testing and delivery, big data analytics, enterprise security, information governance, IT operations management, and marketing optimization solutions for businesses and enterprises of all sizes. HP's software offerings include licenses, support, professional services and software-as-a-service.

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

Segment Realignment

        Effective at the beginning of its first quarter of fiscal 2015, HP implemented an organizational change to align its segment financial reporting more closely with its current business structure. This organizational change resulted in the transfer of third-party multi-vendor support arrangements from the Technology Services ("TS") business unit within the EG segment to the ITO business unit within the ES segment.

        HP has reflected this change to its segment information retrospectively to the earliest period presented, which has resulted in the removal of intersegment revenue from the TS business unit within the EG segment and the related corporate intersegment revenue eliminations, and the transfer of operating profit from the TS business unit within the EG segment to the ITO business unit within the ES segment. This change had no impact on HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

        There have been no material changes to the total assets of HP's individual segments since October 31, 2014.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

Segment Operating Results

	Personal Systems and Printing Group
	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
	In millions
Three months ended April 30, 2015
Net revenue	$7,514	$5,384	$6,323	$4,626	$820	$784	$2	$25,453
Intersegment net revenue and other	226	69	238	191	72	21	—	817

Total segment net revenue	$7,740	$5,453	$6,561	$4,817	$892	$805	$2	$26,270

Earnings (loss) from operations	$235	$996	$950	$194	$160	$85	$(144)	$2,476

Three months ended April 30, 2014
Net revenue	$7,960	$5,767	$6,395	$5,443	$891	$847	$6	$27,309
Intersegment net revenue and other	216	67	238	259	80	20	—	880

Total segment net revenue	$8,176	$5,834	$6,633	$5,702	$971	$867	$6	$28,189

Earnings (loss) from operations	$290	$1,140	$957	$148	$186	$99	$(98)	$2,722

Six months ended April 30, 2015
Net revenue	$15,800	$10,869	$13,003	$9,406	$1,631	$1,565	$18	$52,292
Intersegment net revenue and other	484	127	539	404	132	43	—	1,729

Total segment net revenue	$16,284	$10,996	$13,542	$9,810	$1,763	$1,608	$18	$54,021

Earnings (loss) from operations	$548	$2,063	$2,040	$342	$317	$175	$(268)	$5,217

Six months ended April 30, 2014
Net revenue	$16,270	$11,549	$13,186	$10,726	$1,737	$1,701	$294	$55,463
Intersegment net revenue and other	436	100	417	571	150	36	—	1,710

Total segment net revenue	$16,706	$11,649	$13,603	$11,297	$1,887	$1,737	$294	$57,173

Earnings from operations	$569	$2,119	$1,960	$208	$331	$200	$23	$5,410

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

        The reconciliation of segment operating results to HP consolidated results was as follows:

	Three months ended April 30		Six months ended April 30
	2015	2014	2015	2014
	In millions
Net Revenue:
Total segments	$26,270	$28,189	$54,021	$57,173
Elimination of intersegment net revenue and other	(817)	(880)	(1,729)	(1,710)

Total HP consolidated net revenue	$25,453	$27,309	$52,292	$55,463

Earnings before taxes:
Total segment earnings from operations	$2,476	$2,722	$5,217	$5,410
Corporate and unallocated costs and eliminations	(152)	(251)	(334)	(372)
Stock-based compensation expense	(129)	(130)	(316)	(300)
Amortization of intangible assets	(221)	(264)	(443)	(547)
Restructuring charges	(255)	(252)	(401)	(366)
Acquisition-related charges	(19)	(3)	(23)	(6)
Separation costs	(269)	—	(349)	—
Interest and other, net	(139)	(174)	(313)	(337)

Total HP consolidated earnings before taxes	$1,292	$1,648	$3,038	$3,482

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

        Net revenue by segment and business unit was as follows:

	Three months ended April 30		Six months ended April 30
	2015	2014	2015	2014
	In millions
Notebooks	$4,170	$3,977	$8,894	$8,312
Desktops	2,762	3,343	5,711	6,617
Workstations	513	548	1,039	1,081
Other	295	308	640	696

Personal Systems	7,740	8,176	16,284	16,706

Supplies	3,684	3,866	7,285	7,661
Commercial Hardware	1,304	1,402	2,620	2,749
Consumer Hardware	465	566	1,091	1,239

Printing	5,453	5,834	10,996	11,649

Total Printing and Personal Systems Group	13,193	14,010	27,280	28,355

Industry Standard Servers	3,138	2,829	6,525	6,007
Technology Services	1,932	2,108	3,919	4,208
Storage	740	808	1,577	1,642
Networking	556	658	1,118	1,288
Business Critical Systems	195	230	403	458

Enterprise Group	6,561	6,633	13,542	13,603

Infrastructure Technology Outsourcing	2,871	3,597	6,003	7,098
Application and Business Services	1,946	2,105	3,807	4,199

Enterprise Services	4,817	5,702	9,810	11,297

Software	892	971	1,763	1,887
HP Financial Services	805	867	1,608	1,737
Corporate Investments	2	6	18	294

Total segment net revenue	26,270	28,189	54,021	57,173

Eliminations of intersegment net revenue and other	(817)	(880)	(1,729)	(1,710)

Total net revenue	$25,453	$27,309	$52,292	$55,463

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Restructuring

  Summary of Restructuring Plans

        HP's restructuring activities summarized by plan were as follows:

			Six months ended April 30, 2015				As of April 30, 2015
		Three months ended April 30, 2015 Restructuring Charges
	Balance, October 31, 2014		Restructuring Charges	Cash Payments	Other Adjustments and Non-Cash Settlements	Balance, April 30, 2015	Total Costs Incurred to Date	Total Expected Costs to Be Incurred
	In millions
Fiscal 2012 Plan
Severance and EER	$955	$238	$371	$(622)	$(57)	$647	$4,764	$4,935
Infrastructure and other	98	20	37	(72)	(2)	61	552	565

Total 2012 Plan	1,053	258	408	(694)	(59)	708	5,316	5,500
Other Plans:
Severance	7	—	—	—	(1)	6	2,629	2,629
Infrastructure	54	(3)	(7)	(9)	—	38	1,426	1,426

Total Other Plans	61	(3)	(7)	(9)	(1)	44	4,055	4,055

Total restructuring plans	$1,114	$255	$401	$(703)	$(60)	$752	$9,371	$9,555

Reflected in Consolidated Condensed Balance Sheets:
Accrued restructuring	$898					$614

Other liabilities	$216					$138

  Fiscal 2012 Restructuring Plan

        On May 23, 2012, HP adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. HP estimates that it will eliminate approximately 55,000 positions in connection with the 2012 Plan through fiscal 2015, with a portion of those employees exiting the company as part of voluntary enhanced early retirement ("EER") programs in the U.S. and in certain other countries. As of October 31, 2014, HP estimated that it will recognize approximately $5.5 billion in aggregate charges in connection with the 2012 Plan. As of April 30, 2015, HP expects approximately $4.9 billion to relate to workforce reductions, including the EER programs, and approximately $565 million to relate to infrastructure, including data center and real estate consolidation, and other items. As of April 30, 2015, HP had recorded $5.3 billion in aggregate charges of which $4.8 billion related to workforce reductions and $552 million related to infrastructure, including data center and real estate consolidation, and other items. HP expects to record the remaining charges through the end of HP's 2015 fiscal year as the accounting recognition criteria are met. As of April 30, 2015, HP had eliminated approximately 47,600 positions for which a severance payment has been or will be made as part of the 2012 Plan. The severance- and infrastructure-related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Restructuring (Continued)

  Other Plans

        Restructuring plans initiated by HP in fiscal 2008 and 2010 were substantially completed as of April 30, 2015. Severance- and infrastructure-related cash payments associated with the other plans are expected to be paid out through fiscal 2019.

Note 4: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings was as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2015	2014	2015	2014	2015	2014
	In millions
Service cost	$—	$—	$81	$77	$1	$1
Interest cost	143	142	153	185	7	8
Expected return on plan assets	(217)	(202)	(287)	(286)	(9)	(9)
Amortization and deferrals:
Actuarial loss (gain)	13	4	104	80	(3)	(2)
Prior service benefit	—	—	(5)	(6)	(5)	(10)

Net periodic benefit (credit) cost	(61)	(56)	46	50	(9)	(12)
Curtailment gain	—	—	—	(5)	—	—
Settlement loss	—	—	3	2	—	—
Special termination benefits	—	—	7	22	—	—

Net benefit (credit) cost	$(61)	$(56)	$56	$69	$(9)	$(12)

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2015	2014	2015	2014	2015	2014
	In millions
Service cost	$—	$—	$167	$155	$2	$3
Interest cost	286	284	316	368	14	16
Expected return on plan assets	(433)	(405)	(592)	(568)	(18)	(17)
Amortization and deferrals:
Actuarial loss (gain)	26	8	216	158	(6)	(5)
Prior service benefit	—	—	(10)	(12)	(10)	(21)

Net periodic benefit (credit) cost	(121)	(113)	97	101	(18)	(24)
Curtailment gain	—	—	—	(5)	—	—
Settlement loss	—	—	3	2	—	—
Special termination benefits	—	—	13	28	—	(11)

Net benefit (credit) cost	$(121)	$(113)	$113	$126	$(18)	$(35)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

Employer Contributions and Funding Policy

        HP's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

        As of April 30, 2015, HP lowered its initial estimates related to expected contributions in fiscal 2015 by $52 million due to favorable foreign exchange rates and a change in the estimated local funding requirements. HP now expects its fiscal 2015 contributions to be approximately $641 million to its non-U.S. pension plans, approximately $32 million to cover benefit payments to U.S. non-qualified plan participants and approximately $43 million to cover benefit claims for HP's post-retirement benefit plans.

        During the six months ended April 30, 2015, HP contributed $471 million to its non-U.S. pension plans, paid $14 million to cover benefit payments to U.S. non-qualified plan participants, and paid $21 million to cover benefit claims under HP's post-retirement benefit plans. During the remainder of fiscal 2015, HP anticipates making additional contributions of approximately $170 million to its non-U.S. pension plans and approximately $18 million to its U.S. non-qualified plan participants and expects to pay approximately $22 million to cover benefit claims under HP's post-retirement benefit plans.

        In January 2015, HP offered certain terminated vested participants of the U.S. HP Pension Plan the option of receiving their pension benefit in a one-time voluntary lump sum window. Approximately 50% of the eligible participants elected to receive their benefits and as a result the pension plan trust paid $810 million in lump sum payments to these participants in May 2015. The program resulted in a reduction in the projected benefit obligation that was offset by a lower decrease in plan assets such that the net funded status of the plan improved.

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

        Stock-based compensation expense and the resulting tax benefits were as follows:

	Three months ended April 30		Six months ended April 30
	2015	2014	2015	2014
	In millions
Stock-based compensation expense	$129	$130	$316	$300
Income tax benefit	(42)	(43)	(102)	(96)

Stock-based compensation expense, net of tax	$87	$87	$214	$204

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Stock-Based Compensation (Continued)

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. For the six months ended April 30, 2015, HP granted only restricted stock units.

        A summary of restricted stock award activity is as follows:

	Six months ended April 30, 2015
	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	40,808	$24
Granted	15,722	$37
Vested	(16,325)	$24
Forfeited	(1,540)	$26

Outstanding at end of period	38,665	$30

        At April 30, 2015, there was $746 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.5 years.

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

	Three months ended April 30		Six months ended April 30
	2015	2014	2015	2014
Weighted-average fair value of grants per option(1)	$6.77	$7.03	$7.98	$7.43
Expected volatility(2)	27.7%	30.4%	26.3%	33.5%
Risk-free interest rate(3)	1.4%	1.6%	1.7%	1.8%
Expected dividend yield(4)	2.2%	2.1%	1.7%	2.2%
Expected term in years(5)	5.2	5.2	5.8	5.7

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

        A summary of stock option activity is as follows:

	Six months ended April 30, 2015
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	57,853	$27
Granted and assumed through acquisition	8,081	$37
Exercised	(9,213)	$19
Forfeited/cancelled/expired	(15,281)	$41

Outstanding at end of period	41,440	$26	5.5	$371

Vested and expected to vest at end of period	38,683	$26	5.5	$349

Exercisable at end of period	18,702	$25	4.3	$191

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the second quarter of fiscal 2015. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the second quarter of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three and six months ended April 30, 2015 was $35 million and $169 million, respectively.

        At April 30, 2015, there was $77 million of unrecognized pre-tax stock-based compensation expense related to unvested stock options, which HP expects to recognize over the remaining weighted-average vesting period of 1.9 years.

Note 6: Taxes on Earnings

  Provision for Taxes

        HP's effective tax rate was 21.7% and 22.8% for the three months ended April 30, 2015 and 2014, respectively, and 21.8% and 22.5% for the six months ended April 30, 2015 and 2014, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all foreign earnings because HP plans to reinvest some of those earnings indefinitely outside the U.S.

        In the three and six months ended April 30, 2015, HP recorded discrete items resulting in net tax benefits of $104 million and $185 million, respectively. These amounts included a tax benefit of $86 million and $115 million, for the three and six months ended April 30, 2015, respectively, on separation charges and a tax benefit of $32 million and $53 million for the three and six months ended April 30, 2015, respectively, on restructuring charges. The six month period ended April 30, 2015, also

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Taxes on Earnings (Continued)

included a tax benefit of $47 million arising from the retroactive research and development credit provided by the Tax Increase Prevention Act of 2014 signed into law in December 2014. These tax benefits were partially offset by various tax charges of $14 million and $30 million for the three and six months ended April 30, 2015.

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

  Uncertain Tax Positions

        HP is subject to income tax in the U.S. and approximately 105 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The U.S. Internal Revenue Service ("IRS") is conducting an audit of HP's 2009, 2010 and 2011 income tax returns. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent's Reports ("RAR") for its fiscal 2001, 2002, 2006, 2007 and 2008 tax years. In addition, HP expects the IRS to issue RARs for 2009, 2010 and 2011 tax years relating to certain tax positions taken on the filed tax returns, including matters related to the U.S. taxation of certain intercompany loans. While these RARs may be material in amount, HP believes it has valid positions supporting its tax returns and, if necessary, it will rigorously defend such matters.

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

        As of April 30, 2015, the amount of unrecognized tax benefits was $4.2 billion, of which up to $2.3 billion would affect HP's effective tax rate if realized. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Consolidated Condensed Statements of Earnings. As of April 30, 2015, HP had accrued $246 million for interest and penalties.

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

  Deferred Tax Assets and Liabilities

        Current and long-term deferred tax assets and liabilities are presented in the Consolidated Condensed Balance Sheets as follows:

	As of
	April 30, 2015	October 31, 2014
	In millions
Current deferred tax assets	$3,149	$2,754
Current deferred tax liabilities	(264)	(284)
Long-term deferred tax assets	942	740
Long-term deferred tax liabilities	(1,738)	(1,124)

Net deferred tax assets net of deferred tax liabilities	$2,089	$2,086

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

        Separation costs are expenses associated with HP's plan to separate into two independent publicly-traded companies. These costs include finance, IT, consulting and legal fees, real estate, and other items that are incremental and one-time in nature. HP is recording a deferred tax asset on these costs and expenses as they are incurred through fiscal 2015. We expect a portion of these deferred tax assets associated with separation costs and expenses will be eliminated, as non-deductible expenses, at the time the separation is executed. Furthermore, HP has also concluded on the legal form of the separation and subsequent to April 30, 2015 announced that Hewlett Packard Enterprise will be the spinnee in the U.S. Accordingly, during the second half of fiscal 2015, HP now expects to effect certain internal reorganizations of, and transactions among, its wholly owned subsidiaries and operating activities in preparation for the legal form of separation. As a result, in future periods we expect to record adjustments to certain deferred tax assets reflecting the impact of separation related activities. HP's results of operations could be materially affected in any particular period by the impact of these matters.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts Receivable, Net

	As of
	April 30, 2015	October 31, 2014
	In millions
Accounts receivable	$12,545	$14,064
Allowance for doubtful accounts	(225)	(232)

	$12,320	$13,832

        The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Six months ended April 30, 2015
In millions
Balance at beginning of period	$232
Provision for doubtful accounts, net of recoveries	22
Deductions	(29)

Balance at end of period	$225

        HP has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The maximum, utilized and available program capacity under these revolving short-term financing arrangements was as follows:

	As of
	April 30, 2015	October 31, 2014
	In millions
Non-recourse arrangements:
Maximum program capacity	$1,065	$1,083
Utilized capacity(1)(2)	(649)	(613)

Available capacity	$416	$470

Partial-recourse arrangements:
Maximum program capacity	$1,830	$1,877
Utilized capacity(1)(2)	(1,393)	(1,500)

Available capacity	$437	$377

Total arrangements:
Maximum program capacity	$2,895	$2,960
Utilized capacity(1)(2)	(2,042)	(2,113)

Available capacity	$853	$847

(1)
Utilized capacity represents the receivables sold to third parties, but not collected from the customer by the third parties.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Balance Sheet Details (Continued)

(2)
HP reflects the amounts transferred to, but not yet collected from, third parties in accounts receivable in the Consolidated Condensed Balance Sheets. These amounts, included in the utilized capacity are as follows:

	As of
	April 30, 2015	October 31, 2014
	In millions
Non-recourse arrangements	$9	$78
Partial-recourse arrangements	331	381

Total arrangements	$340	$459

        The activity related to HP's revolving short-term financing arrangements was as follows:

Six months ended April 30, 2015
In millions
Balance at beginning of period(1)	$459
Trade receivables sold	5,445
Cash receipts	(5,533)
Foreign currency and other	(31)

Balance at end of period(1)	$340

(1)
Beginning and ending balance represents amounts for trade receivables sold but not yet collected.

  Inventory

	As of
	April 30, 2015	October 31, 2014
	In millions
Finished goods	$3,847	$3,973
Purchased parts and fabricated assemblies	2,380	2,442

	$6,227	$6,415

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Balance Sheet Details (Continued)

  Property, Plant and Equipment

	As of
	April 30, 2015	October 31, 2014
	In millions
Land	$538	$540
Buildings and leasehold improvements	8,886	9,048
Machinery and equipment, including equipment held for lease	16,481	16,664

	25,905	26,252

Accumulated depreciation	(14,891)	(14,912)

	$11,014	$11,340

        For the six months ended April 30, 2015, the change in gross property, plant and equipment was due primarily to purchases of $1.6 billion, which were partially offset by sales and retirements totaling $1.6 billion and unfavorable currency impacts of $0.3 billion. Accumulated depreciation associated with the assets sold and retired was $1.3 billion.

Note 8: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases of HP and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	April 30, 2015	October 31, 2014
	In millions
Minimum lease payments receivable	$6,693	$6,982
Unguaranteed residual value	226	235
Unearned income	(514)	(547)

Financing receivables, gross	6,405	6,670
Allowance for doubtful accounts	(104)	(111)

Financing receivables, net	6,301	6,559
Less: current portion(1)	(2,842)	(2,946)

Amounts due after one year, net(1)	$3,459	$3,613

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

        The credit risk profile of gross financing receivables, based on internally assigned ratings, was as follows:

	As of
	April 30, 2015	October 31, 2014
	In millions
Risk Rating:
Low	$3,318	$3,536
Moderate	2,998	3,022
High	89	112

Total	$6,405	$6,670

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financing Receivables and Operating Leases (Continued)

        The allowance for doubtful accounts related to financing receivables and changes were as follows:

Six months ended April 30, 2015
In millions
Balance at beginning of period	$111
Provision for doubtful accounts	7
Deductions	(14)

Balance at end of period	$104

        The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	April 30, 2015	October 31, 2014
	In millions
Gross financing receivables collectively evaluated for loss	$6,180	$6,378
Gross financing receivables individually evaluated for loss	225	292

Total	$6,405	$6,670

Allowance for financing receivables collectively evaluated for loss	$80	$92
Allowance for financing receivables individually evaluated for loss	24	19

Total	$104	$111

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financing Receivables and Operating Leases (Continued)

        The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	April 30, 2015	October 31, 2014
	In millions
Billed(1):
Current 1-30 days	$339	$243
Past due 31-60 days	33	46
Past due 61-90 days	25	12
Past due >90 days	51	49
Unbilled sales-type and direct-financing lease receivables	5,957	6,320

Total gross financing receivables	$6,405	$6,670

Gross financing receivables on non-accrual status(2)	$113	$130

Gross financing receivables 90 days past due and still accruing interest(2)	$112	$162

(1)
Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)
Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

  Operating Leases

        Operating lease assets included in machinery and equipment in the Consolidated Condensed Balance Sheets were as follows:

	As of
	April 30, 2015	October 31, 2014
	In millions
Equipment leased to customers	$3,996	$3,977
Accumulated depreciation	(1,390)	(1,382)

	$2,606	$2,595

Note 9: Acquisitions, Goodwill and Intangible Assets

  Acquisitions

        During the first six months of fiscal 2015, HP completed two acquisitions with a combined purchase price of $162 million, of which $98 million was recorded as goodwill and $50 million was recorded as intangible assets related to these acquisitions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Acquisitions, Goodwill and Intangible Assets (Continued)

  Other

        In April 2015, HP reached an agreement to sell its web-based photo sharing and photo printing service, Snapfish, to digital imaging fulfillment services firm District Photo. Snapfish was previously reported within HP's Consumer Hardware business unit within the Printing segment. The transaction is expected to close in the second half of HP's fiscal 2015, subject to customary closing conditions.

  Subsequent Events

        In May 2015, HP completed its acquisition of Aruba Networks, Inc. ("Aruba"), a leading provider of next-generation network access solutions for the mobile enterprise, for $24.67 per share in cash. The equity value of the transaction is approximately $3.0 billion, and net of cash and debt is approximately $2.7 billion. Aruba's results of operations will be included in HP's Networking business unit within the EG segment, prospectively from the date of acquisition.

        In May 2015, HP announced and completed the acquisition of ConteXtream, a provider of OpenDaylight-based, carrier-grade software-defined networking fabric for network functions virtualization. ConteXtream's results of operations will be included in HP's Industry Standard Servers ("ISS") business unit within the EG segment, prospectively from the date of acquisition.

        In May 2015, HP and Tsinghua Holdings jointly announced a partnership that will bring together the Chinese enterprise technology assets of Hewlett-Packard and Tsinghua University to create a Chinese provider of technology infrastructure. Under the definitive agreement, Tsinghua Holdings subsidiary, Unisplendour Corporation, will purchase 51% of a new business called H3C, comprising HP's current H3C Technologies and China-based server, storage and technology services businesses, for approximately $2.3 billion. HP China will maintain 100% ownership of its existing China-based Enterprise Services, Software, HP Helion Cloud, Aruba Networks, Printing and Personal Systems businesses. Once the transaction closes, the new H3C will be the exclusive provider for HP's server, storage and networking portfolio, as well as HP's exclusive hardware support services provider in China, customized for that market. The transaction is expected to close near the end of 2015, subject to Unisplendour shareholder vote, regulatory approvals and other closing conditions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Acquisitions, Goodwill and Intangible Assets (Continued)

  Goodwill

        Goodwill allocated to HP's reportable segments and changes in the carrying amount of goodwill were as follows:

	Six months ended April 30, 2015
	Personal Systems	Printing	Enterprise Group	Enterprise Services(2)	Software	HP Financial Services	Corporate Investments	Total
	In millions
Balance at beginning of period(1)	$2,588	$2,591	$16,867	$97	$8,852	$144	$—	$31,139
Goodwill acquired during period	—	—	—	—	98	—	—	98
Goodwill adjustments	—	—	(16)	(3)	—	—	—	(19)

Balance at end of period(1)	$2,588	$2,591	$16,851	$94	$8,950	$144	$—	$31,218

(1)
Goodwill at April 30, 2015 and October 31, 2014 is net of accumulated impairment losses of $14.5 billion. Of that amount, $8.0 billion relates to the ES segment, $5.7 billion relates to Software, and the remaining $0.8 billion relates to Corporate Investments.

(2)
Goodwill relates to the MphasiS Limited reporting unit.

        Goodwill is tested for impairment at the reporting unit level. As of April 30, 2015 our reporting units are consistent with the reportable segments identified in Note 2, except for ES, which includes two reporting units: MphasiS Limited; and the remainder of ES.

        HP will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Acquisitions, Goodwill and Intangible Assets (Continued)

  Intangible Assets

        HP's intangible assets are composed of:

	As of April 30, 2015				As of October 31, 2014
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,269	$(3,459)	$(856)	$954	$5,289	$(3,228)	$(856)	$1,205
Developed and core technology and patents	4,264	(1,409)	(2,138)	717	4,266	(1,301)	(2,138)	827
Trade name and trade marks	1,690	(296)	(1,336)	58	1,693	(261)	(1,336)	96

Total intangible assets	$11,223	$(5,164)	$(4,330)	$1,729	$11,248	$(4,790)	$(4,330)	$2,128

        During the first six months of fiscal 2015, $65 million of intangible assets became fully amortized and have been eliminated from gross intangible assets and accumulated amortization.

        As of April 30, 2015, the estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year:	In millions
2015 (remaining 6 months)	$435
2016	663
2017	254
2018	154
2019	115
2020	102
Thereafter	6

Total	$1,729

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

        Level 3—Unobservable inputs for the asset or liability.

        The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2015				As of October 31, 2014
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$3,464	$—	$3,464	$—	$2,865	$—	$2,865
Money market funds	8,326	—	—	8,326	9,857	—	—	9,857
Mutual funds	—	252	—	252	—	244	—	244
Marketable equity securities	54	8	—	62	14	5	—	19
Foreign bonds	8	331	—	339	9	367	—	376
Other debt securities	—	2	42	44	—	1	46	47
Derivatives:
Interest rate contracts	—	111	—	111	—	105	—	105
Foreign currency contracts	—	1,265	13	1,278	—	862	6	868
Other derivatives	—	4	—	4	—	7	—	7

Total assets	$8,388	$5,437	$55	$13,880	$9,880	$4,456	$52	$14,388

Liabilities
Derivatives:
Interest rate contracts	$—	$—	$—	$—	$—	$55	$—	$55
Foreign currency contracts	—	692	4	696	—	348	2	350
Other derivatives	—	1	—	1	—	—	—	—

Total liabilities	$—	$693	$4	$697	$—	$403	$2	$405

        During the six months ended April 30, 2015, HP transferred $41 million of marketable equity securities from Level 2 to Level 1 within the fair value hierarchy as a result of a change in the market

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Fair Value (Continued)

activity of the underlying investment. The remaining transfers between levels within the fair value hierarchy were not material.

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

  Other Fair Value Disclosures

        Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP's debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt was $21.5 billion at April 30, 2015, compared to its carrying amount of $21.1 billion at that date. The estimated fair value of HP's short- and long-term debt was $19.9 billion at October 31, 2014, compared to its carrying amount of $19.5 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments were as follows:

	As of April 30, 2015				As of October 31, 2014
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$3,290	$—	$—	$3,290	$2,720	$—	$—	$2,720
Money market funds	8,326	—	—	8,326	9,857	—	—	$9,857
Mutual funds	156	—	—	156	110	—	—	110

Total cash equivalents	11,772	—	—	11,772	12,687	—	—	12,687

Available-for-Sale Investments:
Debt securities:
Time deposits	174	—	—	174	145	—	—	145
Foreign bonds	255	84	—	339	286	90	—	376
Other debt securities	57	—	(13)	44	61	—	(14)	47

Total debt securities	486	84	(13)	557	492	90	(14)	568

Equity securities:
Mutual funds	96	—	—	96	134	—	—	134
Equity securities in public companies	59	7	(8)	58	8	7	—	15

Total equity securities	155	7	(8)	154	142	7	—	149

Total available-for-sale investments	641	91	(21)	711	634	97	(14)	717

Total cash equivalents and available-for-sale investments	$12,413	$91	$(21)	$12,483	$13,321	$97	$(14)	$13,404

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of April 30, 2015 and October 31, 2014, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of April 30, 2015 and October 31, 2014. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

        Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of April 30, 2015
	Amortized Cost	Fair Value
	In millions
Due in one year	$159	$159
Due in one to five years	2	2
Due in more than five years	325	396

	$486	$557

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Financial Instruments (Continued)

        Equity securities in privately held companies include cost basis and equity method investments and are included in Long-term financing receivables and other assets in the Consolidated Condensed Balance Sheets. These amounted to $28 million and $97 million at April 30, 2015 and October 31, 2014, respectively.

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

        As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. To mitigate counterparty credit risk, HP has a policy of only entering into derivative contracts with carefully selected major financial institutions based on their credit ratings and other factors, and HP maintains dollar risk limits that correspond to each financial institution's credit rating and other factors. HP's established policies and procedures for mitigating credit risk include reviewing and establishing limits for credit exposure and periodically reassessing the creditworthiness of its counterparties. Master netting agreements further mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions.

        To further mitigate credit exposure to counterparties, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP's or the counterparty's credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of derivatives with credit contingent features in a net liability position was $30 million and $38 million at April 30, 2015 and October 31, 2014, respectively, all of which were fully collateralized within two business days.

        Under HP's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP's financial position or cash flows as of April 30, 2015 and October 31, 2014.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Financial Instruments (Continued)

  Fair Value Hedges

        HP issues long-term debt in U.S. dollars based on market conditions at the time of financing. HP may enter into fair value hedges, such as interest rate swaps, to reduce the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar London Interbank Offered Rate ("LIBOR")-based floating interest expense. The swap transactions generally involve principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, HP may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if it believes a larger proportion of fixed-rate debt would be beneficial.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of April 30, 2015					As of October 31, 2014
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$10,800	$2	$109	$—	$—	$10,800	$3	$102	$—	$55
Cash flow hedges:
Foreign currency contracts	19,695	571	234	310	141	20,196	539	124	131	94
Net investment hedges:
Foreign currency contracts	1,883	86	60	25	5	1,952	44	47	10	8

Total derivatives designated as hedging instruments	32,378	659	403	335	146	32,948	586	273	141	157

Derivatives not designated as hedging instruments
Foreign currency contracts	16,266	268	59	172	43	21,384	82	32	82	25
Other derivatives	308	4	—	1	—	361	6	1	—	—

Total derivatives not designated as hedging instruments	16,574	272	59	173	43	21,745	88	33	82	25

Total derivatives	$48,952	$931	$462	$508	$189	$54,693	$674	$306	$223	$182

  Offsetting of Derivative Instruments

        HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of April 30, 2015 and October 31, 2014,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Financial Instruments (Continued)

information related to the potential effect of HP's master netting agreements and collateral security agreements was as follows:

	As of April 30, 2015
	In the Consolidated Condensed Balance Sheets
							(vi) = (iii)–(iv)–(v)
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$1,393	$—	$1,393	$649	$752	(1)	$(8)
Derivative liabilities	$697	$—	$697	$649	$28	(2)	$20

	As of October 31, 2014
	In the Consolidated Condensed Balance Sheets
							(vi) = (iii)–(iv)–(v)
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$980	$—	$980	$361	$452	(1)	$167
Derivative liabilities	$405	$—	$405	$361	$29	(2)	$15

(1)
Represents the cash collateral posted by counterparties as of the respective reporting date for HP's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

(2)
Represents the collateral posted by HP through re-use of counterparty cash collateral as of the respective reporting date for HP's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three and six months ended April 30, 2015 and 2014 were as follows:

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2015	Six months ended April 30, 2015	Hedged Item	Location	Three months ended April 30, 2015	Six months ended April 30, 2015
		In millions				In millions
Interest rate contracts	Interest and other, net	$(80)	$61	Fixed-rate debt	Interest and other, net	$80	$(61)

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

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2015 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2015	Six months ended April 30, 2015	Location	Three months ended April 30, 2015	Six months ended April 30, 2015
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(84)	$653	Net revenue	$533	$867
Foreign currency contracts	(2)	(140)	Cost of products	(43)	(69)
Foreign currency contracts	1	(2)	Other operating expenses	(3)	(7)
Foreign currency contracts	67	102	Interest and other, net	69	99

Total cash flow hedges	$(18)	$613		$556	$890

Net investment hedges:
Foreign currency contracts	$(6)	$123	Interest and other, net	$—	$—

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Financial Instruments (Continued)

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2014 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2014	Six months ended April 30, 2014	Location	Three months ended April 30, 2014	Six months ended April 30, 2014
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(311)	$(136)	Net revenue	$(63)	$(126)
Foreign currency contracts	9	(78)	Cost of products	(21)	(44)
Foreign currency contracts	11	11	Other operating expenses	(3)	(7)
Foreign currency contracts	(18)	(36)	Interest and other, net	(14)	(33)

Total cash flow hedges	$(309)	$(239)		$(101)	$(210)

Net investment hedges:
Foreign currency contracts	$(67)	$(1)	Interest and other, net	$—	$—

        As of April 30, 2015 no portion of the hedging instruments gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. As of April 30, 2014, the portion of hedging instruments gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three and six months ended April 30, 2015 and 2014.

        As of April 30, 2015, HP expects to reclassify an estimated net accumulated other comprehensive gain of approximately $8 million, net of taxes, to earnings in the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Financial Instruments (Continued)

        The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three and six months ended April 30, 2015 and 2014 was as follows:

	Gain (Loss) Recognized in Earnings on Derivatives
	Location	Three months ended April 30, 2015	Six months ended April 30, 2015
		In millions
Foreign currency contracts	Interest and other, net	$(81)	$136
Other derivatives	Interest and other, net	(2)	(5)

Total		$(83)	$131

	Gain (Loss) Recognized in Earnings on Derivatives
	Location	Three months ended April 30, 2014	Six months ended April 30, 2014
		In millions
Foreign currency contracts	Interest and other, net	$(169)	$40
Other derivatives	Interest and other, net	2	(8)

Total		$(167)	$32

Note 12: Borrowings

  Notes Payable and Short-Term Borrowings

	As of April 30, 2015		As of October 31, 2014
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$1,930	1.8%	$2,655	2.2%
Commercial paper(1)	3,104	0.5%	298	0.5%
Notes payable to banks, lines of credit and other(1)	560	3.6%	533	4.0%

	$5,594		$3,486

(1)
Commercial paper includes $289 million and $298 million and Notes payable to banks, lines of credit and other includes $396 million and $404 million at April 30, 2015 and October 31, 2014, respectively, of borrowing- and funding-related activity associated with HPFS and its subsidiaries.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Borrowings (Continued)

  Long-Term Debt

	As of
	April 30, 2015	October 31, 2014
	In millions
U.S. Dollar Global Notes(1)
2006 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	$500	$500
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
2009 Shelf Registration Statement:
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, due September 2015	1,100	1,100
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015	650	650
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	1,349	1,349
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	1,000
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, paid March 2015	—	750
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016	1,299	1,298
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
$650 issued at discount to par at a price of 99.946% in December 2011 at 2.625%, paid December 2014	—	650
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016	849	849
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,496	1,496
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, due September 2017	1,500	1,500
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	750	750
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	1,250	1,250

	16,438	17,837
EDS Senior Notes(1)
$300 issued October 1999 at 7.45%, due October 2029	313	313
Other, including capital lease obligations, at 0.00%-8.30%, due in calendar years 2015-2024(2)	473	424
Fair value adjustment related to hedged debt	170	120
Less: current portion	(1,930)	(2,655)

Total long-term debt	$15,464	$16,039

(1)
HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes and EDS Senior Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes and EDS Senior Notes are senior unsecured debt.

(2)
Other, including capital lease obligations includes $196 million and $123 million as of April 30, 2015 and October 31, 2014, respectively, of borrowing- and funding-related activity associated with HPFS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

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

        Interest expense on borrowings recognized in the Consolidated Condensed Statements of Earnings was as follows:

		Three months ended April 30		Six months ended April 30
Expense	Location	2015	2014	2015	2014
		In millions
Financing interest	Financing interest	$61	$69	$124	$141
Interest expense	Interest and other, net	75	91	142	190

Total interest expense		$136	$160	$266	$331

  Shelf Registration Statement

        In May 2012, HP filed a shelf registration statement (the "2012 Shelf Registration Statement") with the Securities and Exchange Commission ("SEC") to enable the company to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants. This shelf registration statement expired in May 2015.

  Commercial Paper

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

  Credit Agreements

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

        On April 30, 2015, HP entered into a credit agreement that provides for a senior unsecured delayed, multiple-draw term loan facility in the aggregate principal amount of $5.0 billion. Funds to be borrowed under this agreement may be used for general corporate purposes, including to pay expenses associated with HP's proposed plan to separate into two independent publicly-traded companies and matters related to the acquisition of Aruba. Under the terms of the credit agreement, borrowings will bear interest, at HP's option, by either (i) the LIBOR plus a margin between 100 and 112.5 basis points, depending on the rating of HP's long-term senior unsecured debt or (ii) an alternate base rate, which is the highest of the agent bank's prime rate, the federal funds effective rate plus one half of 1%, and one-month LIBOR plus 1%, plus a margin between zero and 12.5 basis points, depending on the rating of HP's long-term senior unsecured debt. The scheduled maturity date of the credit agreement is the earlier of November 1, 2015 or the completion date of HP's separation. HP has the option to extend the maturity date upon its request, subject to the agreement of the lenders. The credit facility contains customary representations and warranties and customary affirmative, negative and financial covenants. The financial covenant requires HP to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio. As of April 30, 2015, HP was in compliance with the financial covenants in the agreement and no amounts were outstanding. On May 15, 2015, HP borrowed $2.5 billion under this credit agreement.

  Available Borrowing Resources

        HP's and HP's subsidiaries' resources available to obtain short- or long-term financing were as follows:

As of April 30, 2015
In millions
2012 Shelf Registration Statement(1)	Unspecified
Commercial paper programs(2)	$13,396
Term Loan Facility	$5,000
Uncommitted lines of credit	$1,625

(1)
HP had the capacity to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2012 Shelf Registration Statement. This shelf registration statement expired in May 2015.

(2)
The extent to which HP is able to utilize the commercial paper programs as sources of liquidity at any given time is subject to a number of factors, including market demand for HP securities and commercial paper, HP's financial performance, HP's credit ratings and market conditions generally.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the three and six months ended April 30, 2015, HP repurchased 18 million shares and 54 million shares of common stock at costs of $0.6 billion and $2.2 billion, respectively. In the three and six months ended April 30, 2014, HP repurchased 27 million shares and 48 million shares of common stock at costs of $0.8 billion and $1.4 billion, respectively. The shares repurchased and settled during the six months ended April 30, 2015 and 2014 were all open market transactions. As of April 30, 2015, HP had remaining authorization of $2.7 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on July 21, 2011.

  Tax effects related to Other Comprehensive Loss

	Three months ended April 30		Six months ended April 30
	2015	2014	2015	2014
	In millions
Tax effects on change in unrealized losses on available-for-sale securities:
Tax benefit (provision) on unrealized losses arising during the period	$18	$(2)	$3	$(1)

	18	(2)	3	(1)

Tax effects on change in unrealized losses on cash flow hedges:
Tax benefit (provision) on unrealized (losses) gains arising during the period	20	75	(181)	35
Tax provision (benefit) on (gains) losses reclassified into earnings	157	(29)	255	(63)

	177	46	74	(28)

Tax effects on change in unrealized components of defined benefit plans:
Tax benefit on losses arising during the period	—	21	—	21
Tax provision (benefit) on amortization of actuarial loss and prior service benefit	1	(2)	(13)	(14)
Tax provision on curtailments, settlements and other	(1)	(7)	(1)	(7)

	—	12	(14)	—

Tax benefit (provision) on change in cumulative translation adjustment	3	12	(44)	(8)

Tax benefit (provision) on other comprehensive loss	$198	$68	$19	$(37)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

  Changes and reclassifications related to Other Comprehensive Loss, net of taxes

	Three months ended April 30		Six months ended April 30
	2015	2014	2015	2014
	In millions
Other comprehensive loss, net of taxes:
Change in unrealized losses on available-for-sale securities:
Unrealized losses arising during the period	$(41)	$(2)	$(10)	$(2)
Gains reclassified into earnings	—	—	—	(1)

	(41)	(2)	(10)	(3)

Change in unrealized losses on cash flow hedges:
Unrealized gains (losses) arising during the period	2	(234)	432	(204)
(Gains) losses reclassified into earnings(1)	(399)	72	(635)	147

	(397)	(162)	(203)	(57)

Change in unrealized components of defined benefit plans:
Losses arising during the period	—	(90)	—	(90)
Amortization of actuarial loss and prior service benefit(2)	105	64	203	115
Curtailments, settlements and other	3	33	1	33

	108	7	204	58

Change in cumulative translation adjustment	3	(5)	(112)	(49)

Other comprehensive loss, net of taxes	$(327)	$(162)	$(121)	$(51)

(1)
Reclassification of pre-tax (gains) losses on cash flow hedges into the Consolidated Condensed Statements of Earnings was as follows:

	Three months ended April 30		Six months ended April 30
	2015	2014	2015	2014
	In millions
Net revenue	$(533)	$63	$(867)	$126
Cost of products	43	21	69	44
Other operating expenses	3	3	7	7
Interest and other, net	(69)	14	(99)	33

	$(556)	$101	$(890)	$210

(2)
These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 4.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss, net of taxes and changes were as follows:

	Six months ended April 30, 2015
	Net unrealized gains (losses) on available- for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$81	$108	$(5,376)	$(694)	$(5,881)
Other comprehensive (loss) income before reclassifications	(10)	432	1	(112)	311
Reclassifications of (gains) losses into earnings	—	(635)	203	—	(432)

Balance at end of period	$71	$(95)	$(5,172)	$(806)	$(6,002)

Note 14: Net Earnings Per Share

        HP calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock awards, stock options, performance-based awards and shares purchased under the 2011 ESPP.

        The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended April 30		Six months ended April 30
	2015	2014	2015	2014
	In millions, except per share amounts
Numerator:
Net earnings(1)	$1,011	$1,273	$2,377	$2,698

Denominator:
Weighted-average shares used to compute basic net EPS	1,814	1,890	1,824	1,898
Dilutive effect of employee stock plans	22	26	24	24

Weighted-average shares used to compute diluted net EPS	1,836	1,916	1,848	1,922

Net earnings per share:
Basic	$0.56	$0.67	$1.30	$1.42
Diluted	$0.55	$0.66	$1.29	$1.40
Anti-dilutive weighted average options(2)	9	26	13	27

(1)
HP considers restricted stock awards that provide the holder with a non-forfeitable right to receive dividends to be participating securities. As of April 30, 2015, there were no restricted stock awards

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Net Earnings Per Share (Continued)

  outstanding. For the three and six months ended April 30, 2014, the net earnings allocated to participating securities were not significant.

(2)
HP excludes options where the assumed proceeds exceed the average market price from the calculation of diluted net EPS, because their effect would be anti-dilutive. The assumed proceeds of an option include the sum of its exercise price, average unrecognized compensation cost and excess tax benefits.

Note 15: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of April 30, 2015, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP's financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

        Reprobel, a cooperative society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, requested by extra-judicial means that HP amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the French-speaking chambers of the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that copyright levies payable on such MFDs must be assessed based on the copying speed when operated in the normal print mode set by default in the device. On November 16, 2012, the court issued a decision holding that Belgium law is not in conformity with EU law in a number of respects and ordered that, by November 2013, Reprobel substantiate that the amounts claimed by Reprobel are commensurate with the harm resulting from legitimate copying under the reprographic exception. HP subsequently appealed that court decision to the Courts of Appeal in Brussels seeking to confirm that the Belgian law is not in conformity with EU law and that, if Belgian law is interpreted in a manner consistent with EU law, no payments by HP are required or, alternatively, the payments already made by HP are sufficient to comply with its obligations under Belgian law. On October 23, 2013, the Court of Appeal in Brussels stayed the proceedings and referred several questions to the CJEU relating to whether the Belgian reprographic copyright levies system is in conformity with EU law. The case was heard by the CJEU on January 29, 2015. The date initially scheduled for delivery of the non-binding Opinion of the Advocate General has been postponed from April 30, 2015 to June 11, 2015.

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

  •
  Benedict v. Hewlett-Packard Company is a purported collective action filed on January 10, 2013 in the United States District Court for the Northern District of California alleging that certain technical support employees allegedly involved in installing, maintaining and/or supporting computer software and/or hardware for HP were misclassified as exempt employees under the Fair Labor Standards Act. The plaintiff has also alleged that HP violated California law by, among other things, allegedly improperly classifying these employees as exempt. On February 13, 2014, the court granted the plaintiff's motion for conditional class certification. The parties are engaged in discovery. On May 7, 2015, Plaintiffs filed a motion to certify a Rule 23 state class of certain Technical Solutions Consultants in California, Massachusetts, and Colorado that they claim were improperly classified as exempt from overtime under state law.

        India Directorate of Revenue Intelligence Proceedings.    On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the "DRI") issued show cause notices to Hewlett-Packard India Sales Private Ltd ("HPIS"), a subsidiary of HP, seven then-current HP employees and one former HP employee alleging that HP underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. Prior to the issuance of the show cause notices, HP deposited approximately $16 million with the DRI and agreed to post a provisional bond in exchange for the DRI's agreement to not seize HP products and spare parts and to not interrupt the transaction of business by HP in India.

        On April 11, 2012, the Bangalore Commissioner of Customs issued an order on the products-related show cause notice affirming certain duties and penalties against HPIS and the named individuals of approximately $386 million, of which HPIS had already deposited $9 million. On December 11, 2012, HPIS voluntarily deposited an additional $10 million in connection with the products-related show cause notice.

        On April 20, 2012, the Commissioner issued an order on the parts-related show cause notice affirming certain duties and penalties against HPIS and certain of the named individuals of approximately $17 million, of which HPIS had already deposited $7 million. After the order, HPIS

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

deposited an additional $3 million in connection with the parts-related show cause notice so as to avoid certain penalties.

        HPIS filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HPIS to deposit an additional $24 million against the products order, which HPIS deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HPIS filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP's request to remand the matter to the Commissioner on procedural grounds. The hearing scheduled to reconvene on April 6, 2015 was cancelled at the request of the Customs Tribunal. A new hearing date has not been set.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

        On December 2, 2014, plaintiffs Petroleos Mexicanos and Pemex Exploracion filed a complaint against HP and HP Mexico in the United States District Court for the Northern District of California alleging violations of the Racketeer Influenced and Corrupt Organizations Act (RICO Act), fraudulent concealment, tortious interference, and violations of the California Unfair Competition Law in connection with alleged improper payments provided to Pemex officials by third-parties retained by HP Mexico. These allegations arise from the same subject-matter as a previously disclosed 2014 Non-Prosecution Agreement between HP Mexico and the DOJ and a simultaneous cease-and-desist order against HP issued by the SEC. On February 9, 2015, HP and HP Mexico filed a motion to dismiss the complaint in its entirety. The hearing on the motion to dismiss is scheduled for June 25, 2015. HP does not believe that the resolution of this matter will have a material impact on its financial statements.

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

        Abstrax Proceeding.    On February 28, 2014, Abstrax, Inc. ("Abstrax"), a company with a principal place of business in Mesa, Arizona, filed a patent infringement lawsuit against HP. Abstrax claimed to market software for sales operations and manufacturing operations for configurable products, including those in the custom shutter industry. The case was pending in U.S. District Court for the Eastern District of Texas, Marshall Division. Abstrax asserted one patent, U.S. Patent 6,240,328, which is directed generally to a method of generating assembly instructions. In its complaint, Abstrax claimed that HP's methods and processes of manufacturing configurable servers, storage, networking devices, PCs, laptops, imaging and printing devices and their sub-systems infringe its patent, as do the products made by the accused processes. Abstrax also claimed that HP's alleged infringement was willful and that the case was exceptional. On November 14, 2014, HP filed a petition with the U.S. Patent and Trademark Office challenging the validity of the Abstrax patent based on prior art. In late January 2015, Abstrax dropped its infringement allegations against the manufacturing of PCs and imaging and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

printing devices from its expert reports. On March 4, 2015, the court heard HP's motion challenging the subject matter of the patent under 35 U.S.C. Section 101. Trial was scheduled for May 11, 2015. The parties reached a settlement in principle in early April, which was finalized on April 28, 2015. The parties agreed to file separate dismissal papers at the Patent Office to dismiss HP's challenge to the validity of patent. The district court litigation was dismissed on May 5, 2015.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

  •
  Ernesto Espinoza v. Léo Apotheker, et al. and Larry Salat v. Léo Apotheker, et al. are consolidated lawsuits filed on September 21, 2011 in the United States District Court for the Central District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched when they authorized HP's repurchases of its own stock on August 29, 2010 and July 21, 2011. These lawsuits were previously stayed pending developments in the Gammel matter, but those stays have been lifted. The plaintiffs filed an amended consolidated complaint on August 21, 2013, and, on October 28, 2013, the defendants filed a motion to stay these matters. In an order dated February 13, 2014, the court granted the motion to stay. At the August 11, 2014 status conference, the stay was lifted. The plaintiffs informed the court that they would move forward with their complaint. HP filed a motion to dismiss on November 21, 2014. On February 12, 2015, the plaintiffs advised HP that they intended to voluntarily dismiss these actions, and, on February 23, 2015, the parties filed a Joint Stipulation for Voluntary Dismissal of the Action (the "Dismissal"). On February 25, 2015, the court entered an order approving the Dismissal. HP provided notice of the Dismissal by filing it with the SEC on March 10, 2015 and posting it on HP's website. On April 10, 2015, the parties filed a joint request for dismissal of the action. On April 14, 2015, the court entered an order dismissing the action.

  •
  Luis Gonzalez v. Léo Apotheker, et al. and Richard Tyner v. Léo Apotheker, et al. are consolidated lawsuits filed on September 29, 2011 and October 5, 2011, respectively, in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched by concealing material information and making false statements about HP's business model and the future of webOS, the TouchPad and HP's PC business and by authorizing HP's repurchase of its own stock on August 29, 2010 and July 21, 2011. The lawsuits are currently stayed pending resolution of the Espinoza/Salat consolidated action in federal court. On February 23, 2015, the parties filed a Joint Stipulation for Voluntary Dismissal of the Action. On February 25, 2015, the court entered an order approving the Dismissal. HP provided notice of the Dismissal by filing it with the SEC on March 10, 2015 and posting it on HP's website. On April 10, 2015, the parties filed a joint request for dismissal of the action and on April 13, 2015, the court entered an order dismissing the action.

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

  Autonomy-Related Legal Matters

        Investigations.    As a result of the findings of an ongoing investigation, HP has provided information to the U.K. Serious Fraud Office, the DOJ and the SEC related to the accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy. On November 21, 2012, representatives of the U.S. Department of Justice advised HP that they had opened an investigation relating to Autonomy. On February 6, 2013, representatives of the U.K. Serious Fraud Office advised HP that they had also opened an investigation relating to Autonomy. On January 19, 2015, the U.K. Serious Fraud Office notified HP that it was closing its investigation and had decided to cede jurisdiction of the investigation to the U.S. authorities. HP is cooperating with the DOJ and the SEC, whose investigations are ongoing.

        Litigation.    As described below, HP is involved in various stockholder litigation relating to, among other things, its November 20, 2012 announcement that it recorded a non-cash charge for the impairment of goodwill and intangible assets within its Software segment of approximately $8.8 billion in the fourth quarter of its 2012 fiscal year and HP's statements that, based on HP's findings from an ongoing investigation, the majority of this impairment charge related to accounting improprieties, misrepresentations to the market and disclosure failures at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy and the impact of those improprieties, failures and misrepresentations on the expected future financial performance of the Autonomy business over the long term. This stockholder litigation was commenced against, among others, certain current and former HP executive officers, certain current and former members of HP's Board of Directors, and certain advisors to HP. The plaintiffs in these litigation matters are seeking to recover certain compensation paid by HP to the defendants and/or other damages. These matters include the following:

  •
  In re HP Securities Litigation consists of two consolidated putative class actions filed on November 26 and 30, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 19, 2011 to November 20, 2012, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging that, during that same period, all of the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5(b) by concealing material information and making false statements related to HP's acquisition of Autonomy and that certain defendants violated SEC Rule 10b-5(a) and (c) by engaging in a "scheme" to defraud investors. On July 2, 2013, HP filed a motion to dismiss the lawsuit. On November 26, 2013, the court granted in part and denied in part HP's motion to dismiss, allowing claims to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

    proceed against HP and Margaret C. Whitman based on alleged statements and/or omissions made on or after May 23, 2012. The court dismissed all of the plaintiff's claims that were based on alleged statements and/or omissions made between August 19, 2011 and May 22, 2012. The lead plaintiff filed a motion for class certification on November 4, 2014 and, on December 15, 2014, defendants filed their opposition to the motion. The hearing on the motion for class certification was held on March 20, 2015. The court has not yet issued a ruling.

  •
  In re Hewlett-Packard Shareholder Derivative Litigation consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP's acquisition of Autonomy and Autonomy's Intelligent Data Operating Layer technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in "abuse of control" over HP, corporate waste and were unjustly enriched. The litigation was stayed until June 2014. The lead plaintiff filed a stipulation of proposed settlement on June 30, 2014. The court declined to grant preliminary approval to this settlement, and, on December 19, 2014, also declined to grant preliminary approval to a revised version of the settlement. On January 22, 2015, the lead plaintiff moved for preliminary approval of a further revised version of the settlement. On March 13, 2015, the court issued an order granting preliminary approval to the settlement. The court has scheduled a hearing for July 24, 2015 to hear any remaining objections to the settlement and decide whether to grant final approval of the settlement.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

  •
  Vincent Ho v. Margaret C. Whitman, et al. is a lawsuit filed on January 22, 2013 in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. On April 22, 2013, the court stayed the lawsuit pending resolution of the In re Hewlett-Packard Shareholder Derivative Litigation matter in federal court. Two additional derivative actions, James Gould v. Margaret C. Whitman, et al. and Leroy Noel v. Margaret C. Whitman, et al., were filed in California Superior Court on July 26, 2013 and August 16, 2013, respectively, containing substantially similar allegations and seeking substantially similar relief. Those actions also have been stayed pending resolution of the In re Hewlett-Packard Shareholder Derivative Litigation matter. If the settlement of the federal derivative case is finally approved, it will result in a release of the claims asserted in all three actions other than claims asserted against Michael Lynch, the former chief executive officer of Autonomy.

  •
  Cook v. Whitman, et al. is a lawsuit filed on March 18, 2014 in the Delaware Chancery Court, alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's acquisition of Autonomy. On May 15, 2014, HP moved to dismiss or stay the Cook matter. On July 22, 2014, the Delaware Chancery Court stayed the motion pending the United States District Court's hearing on preliminary approval of the proposed settlement in the In re Hewlett- Packard Shareholder Derivative Litigation matter. If the settlement of the federal derivative case is finally approved, it will result in a release of all the claims asserted in the Cook matter other than those asserted against Michael Lynch, Sushovan Hussain, the former chief financial officer of Autonomy, and Deloitte UK.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Guarantees (Continued)

        HP's aggregate product warranty liabilities and changes were as follows:

Six months ended April 30, 2015
In millions
Balance at beginning of period	$1,956
Accruals for warranties issued	755
Adjustments related to pre-existing warranties (including changes in estimates)	(46)
Settlements made (in cash or in kind)	(877)

Balance at end of period	$1,788

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

  •
  Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the company to provide context for the remainder of this MD&A. The overview analysis compares the three and six months ended April 30, 2015 to the prior-year periods.

  •
  Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

  •
  Results of Operations.  An analysis of our financial results comparing the three and six months ended April 30, 2015 to the prior-year periods. A discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment.

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

        We will incur separation charges and foreign tax expenses associated with separating into two companies. These charges include finance, information technology ("IT"), consulting and legal fees, real estate, and other items that are incremental and one-time in nature. As of April 30, 2015, we continue to expect the total separation charges and net foreign tax expenses to be approximately $2.6 billion across fiscal 2015 and fiscal 2016. We are recording a deferred tax asset on these costs and expenses as they are incurred through fiscal 2015. We expect a portion of these deferred tax assets associated with separation costs and expenses will be eliminated, as non-deductible expenses, at the time the separation is executed. Furthermore, we have also concluded on the legal form of the separation and subsequent to April 30, 2015 announced that Hewlett Packard Enterprise will be the spinnee in the U.S. Accordingly, during the second half of fiscal 2015, we expect to effect certain internal reorganizations of, and transactions among, our wholly owned subsidiaries and operating activities in preparation for the legal form of separation. As a result, in future periods, we expect to record adjustments to certain deferred tax assets reflecting the impact of separation related activities. Our results of operations could be materially affected in any particular period by the impact of these matters. In addition, gross incremental foreign tax expenses related to the separation of foreign legal entities are estimated to be up to approximately $950 million in fiscal 2015 and we anticipate estimated foreign tax credits up to approximately $200 million in fiscal 2015 with additional tax credit amounts expected over several years. As of April 30, 2015, we also expect separation-related capital expenditures of approximately $300 million in fiscal 2015.

        The following chart provides an overview of the planned separation and segment revenues of the respective businesses based on HP's fiscal 2014 financial results, excluding Corporate Investments and intercompany eliminations.

        The following Overview, Results of Operations and Liquidity discussions and analysis compare the three and six months ended April 30, 2015 to the prior-year periods, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of April 30, 2015, unless otherwise noted.

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

        The following provides an overview of our key financial metrics by segment:

		Printing and Personal Systems Group
	HP Consolidated	Personal Systems	Printing	Total	Enterprise Group	Enterprise Services	Software	HPFS	Corporate Investments(3)
	In millions, except per share amounts
Three months ended April 30, 2015
Net revenue(1)	$25,453	$7,740	$5,453	$13,193	$6,561	$4,817	$892	$805	$2
Year-over-year change %	(6.8)%	(5.3)%	(6.5)%	(5.8)%	(1.1)%	(15.5)%	(8.1)%	(7.2)%	(66.7)%
Earnings from operations(2)	$1,431	$235	$996	$1,231	$950	$194	$160	$85	$(144)
Earnings from operations as a % of net revenue	5.6%	3.0%	18.3%	9.3%	14.5%	4.0%	17.9%	10.6%	NM
Year-over-year change percentage points	(1.1) pts	(0.5) pts	(1.2) pts	(0.9) pts	0.1 pts	1.4 pts	(1.3) pts	(0.8) pts	NM
Net earnings	$1,011
Net earnings per share
Basic	$0.56
Diluted	$0.55

(1)
HP Consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition-related charges and separation costs.

(3)
"NM" represents not meaningful.

        Net revenue declined 6.8% (declined 2.2% on a constant currency basis) in the three months ended April 30, 2015, as compared to the prior-year period. The leading contributors to the net revenue decline were unfavorable currency impacts, key account runoff and soft demand in Infrastructure Technology Outsourcing ("ITO") in ES, lower desktop sales in Personal Systems and lower Printing supplies volume. Partially offsetting the net revenue decline was growth in Industry Standard Servers ("ISS") in the EG segment and growth in notebooks in Personal Systems. HP's gross margin decreased by 0.2 percentage points in the three months ended April 30, 2015 as compared to the prior-year period, due primarily to competitive pricing pressure in Printing, EG and Personal Systems, as well as a higher mix of ISS products. Partially offseting the gross margin decline was service delivery efficiencies and improvements in underperforming contracts in ES. HP's operating margin decreased by 1.1 percentage points in the three months ended April 30, 2015 as compared to the prior-year period, due primarily to the decline in gross margin, the impact of separation costs and higher acquisition-related charges, partially offset by lower selling, general and administrative ("SG&A") expenses and lower intangible asset amortization.

		Printing and Personal Systems Group
	HP Consolidated	Personal Systems	Printing	Total	Enterprise Group	Enterprise Services	Software	HPFS	Corporate Investments(3)
	In millions, except per share amounts
Six months ended April 30, 2015
Net revenue(1)	$52,292	$16,284	$10,996	$27,280	$13,542	$9,810	$1,763	$1,608	$18
Year-over-year change %	(5.7)%	(2.5)%	(5.6)%	(3.8)%	(0.4)%	(13.2)%	(6.6)%	(7.4)%	(93.9)%
Earnings from operations(2)	$3,351	$548	$2,063	$2,611	$2,040	342	$317	$175	$(268)
Earnings from operations as a % of net revenue	6.4%	3.4%	18.8%	9.6%	15.1%	3.5%	18.0%	10.9%	NM
Year-over-year change percentage points	(0.4) pts	0.0 pts	0.6 pts	0.1 pts	0.7 pts	1.7 pts	0.5 pts	(0.6) pts	NM
Net earnings	$2,377
Net earnings per share
Basic	$1.30
Diluted	$1.29

(1)
HP Consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition-related charges and separation costs.

(3)
"NM" represents not meaningful.

        Net revenue declined 5.7% (declined 2.3% on a constant currency basis) in the six months ended April 30, 2015, as compared to the prior-year period. The leading contributors to the net revenue decline were unfavorable currency impacts, key account runoff and soft demand in ITO in ES, lower Printing supplies volume and lower desktop sales in Personal Systems. Partially offsetting the net revenue decline was growth from ISS in the EG segment and growth from notebooks in Personal Systems. HP's gross margin increased by 0.2 percentage points in the six months ended April 30, 2015 as compared to the prior-year period, due primarily to service delivery efficiencies and improvements in underperforming contracts in ES and a favorable supplies mix in Printing. Partially offsetting the gross margin increase was the benefit to the prior-year period from a sale of intellectual property ("IP"). We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. HP's operating margin decreased by 0.4 percentage points in the six months ended April 30, 2015 as compared to the prior-year period, due primarily to separation costs, the impact of the IP sale in the prior-year period, and higher restructuring charges, partially offset by the gross margin increase, lower SG&A expenses which include the impact of a gain from the sale of real estate in the prior-year period and lower intangible asset amortization.

        As of April 30, 2015, cash and cash equivalents and short- and long-term investments were $15.1 billion, representing a decrease of approximately $0.4 billion from the October 31, 2014 balance of $15.5 billion. During the six months of April 30, 2015, cash flow from operations generated $2.2 billion. Additionally, we issued $3.4 billion of commercial paper, repurchased $2.2 billion of common stock and paid dividends of $595 million to stockholders, made debt payments of $1.9 billion and invested $1.5 billion in property, plant and equipment net of proceeds from sales.

        As we entered fiscal 2015, we continued to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. One set of challenges relates to continuing dynamic and accelerating market trends such as the growth in mobility and transition to cloud computing. Another set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions, our business-specific competitors are exerting increased competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution. The macroeconomic weakness we have experienced has moderated in some geographic regions but remains an overall challenge. A discussion of some of these challenges at the segment level is set forth below.

  •
  In Personal Systems, we are witnessing a softening demand in the Personal Computer ("PC") market as customers hold onto their PCs longer, thereby extending PC refresh cycles. The growth of and preference towards mobility form factors is also impacting demand for traditional notebooks and desktop tower PCs. To address this trend, HP is investing significantly in mobility form factors such as convertible notebooks, detachable notebooks, and commercial tablets in order to meet varying customer needs. Additionally, demand for PCs is being impacted by weaker macro-economic conditions in certain Asian and European markets. However, the pace of the market decline is expected to slow towards the second-half of 2015, supported by consumer with the launch of Windows 10. In Personal Systems, we are maintaining our strategic focus on profitable growth through improved market segmentation with respect to multi-operating system, multi-architecture, geography, customer segments and other key attributes.

  •
  In Printing, we are experiencing the impact of the growth in mobility and demand challenges in consumer and commercial markets. We are also experiencing an overall competitive pricing environment due to aggressive pricing from our Japanese competitors, given the weakness of the Yen. To be successful in addressing these challenges, we need to continue to execute on our key initiatives of focusing on products targeted at high usage categories, developing emerging market opportunities and introducing new revenue delivery models to consumer customers. In the consumer market, our Ink in the Office products are driving unit volume due to demand for our OfficeJet Pro product lines, particularly our OfficeJet Pro X printers which leverage our Page-Wide Array technology. The Ink in the Office initiative targets shifting ink into SMBs more profitably. In the commercial market, our focus is on placing higher value printer units which also offers a positive annuity of toner and accelerating growth in graphics. We are accomplishing this in several growth areas: in multi-function printers with recently introduced products that are increasing demand, in managed print services, which presents a strong after-market supplies opportunity, and in graphics with product innovation in our Indigo product line. We plan to continue this focus on replenishing the installed base with value-added units, and expanding our innovative ink, laser and graphics programs.

  •
  In EG, we are experiencing challenges due to multiple market trends, including the increasing demand for hyperscale computing infrastructure products, the transition to cloud computing and a highly competitive pricing environment. In addition, demand for our Business Critical Systems ("BCS") products continues to weaken along with the overall market for UNIX products. The effect of lower BCS revenue is impacting Technology Services ("TS"). To be successful in overcoming these challenges, we must address business model shifts and go-to-market execution challenges, while continuing to pursue new product innovation that builds on our existing capabilities in areas such as cloud and data center computing, software-defined networking, storage, blade servers and wireless networking.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Our management believes that there have been no significant changes during the six months ended April 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

ACCOUNTING PRONOUNCEMENTS

        For a summary of recent accounting pronouncements applicable to our consolidated condensed financial statements see Note 1 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS

        Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in revenue on a constant currency basis, which assumes no change in foreign currency exchange rates from the prior-year period and doesn't adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This information is provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2015		2014		2015		2014
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$25,453	100.0%	$27,309	100.0%	$52,292	100.0%	$55,463	100.0%
Cost of sales(1)	19,345	76.0%	20,704	75.8%	39,916	76.3%	42,440	76.5%

Gross profit	6,108	24.0%	6,605	24.2%	12,376	23.7%	13,023	23.5%
Research and development	850	3.3%	873	3.2%	1,675	3.2%	1,684	3.0%
Selling, general and administrative	3,063	12.1%	3,391	12.4%	6,134	11.8%	6,601	12.0%
Amortization of intangible assets	221	0.8%	264	1.0%	443	0.8%	547	1.0%
Restructuring charges	255	1.0%	252	0.9%	401	0.8%	366	0.7%
Separation costs	269	1.1%	—	—	349	0.7%	—	—
Acquisition-related charges	19	0.1%	3	0.0%	23	0.0%	6	0.0%

Earnings from operations	1,431	5.6%	1,822	6.7%	3,351	6.4%	3,819	6.8%
Interest and other, net	(139)	(0.5)%	(174)	(0.7)%	(313)	(0.6)%	(337)	(0.6)%

Earnings before taxes	1,292	5.1%	1,648	6.0%	3,038	5.8%	3,482	6.2%
Provision for taxes	(281)	(1.1)%	(375)	(1.3)%	(661)	(1.3)%	(784)	(1.3)%

Net earnings	$1,011	4.0%	$1,273	4.7%	$2,377	4.5%	$2,698	4.9%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        For the three months ended April 30, 2015, total net revenue decreased 6.8% (decreased 2.2% on a constant currency basis). U.S. net revenue decreased 1.9% to $9.0 billion, while net revenue from outside of the United States decreased 9.3% to $16.4 billion. For the six months ended April 30, 2015, total net revenue decreased 5.7% (decreased 2.3% on a constant currency basis). U.S. net revenue decreased 2.2% to $18.4 billion, while net revenue from outside of the United States decreased 7.5% to $33.9 billion.

        The components of the weighted net revenue change by segment were as follows:

	Three months ended April 30, 2015	Six months ended April 30, 2015
	Percentage Points
Enterprise Services	(3.2)	(2.7)
Personal Systems	(1.6)	(0.8)
Printing	(1.4)	(1.2)
Enterprise Group	(0.3)	(0.1)
Software	(0.3)	(0.2)
HP Financial Services	(0.2)	(0.2)
Corporate Investments/Other	0.2	(0.5)

Total HP	(6.8)	(5.7)

Three months ended April 30, 2015 compared with three months ended April 30, 2014

        For the three months ended April 30, 2015, total net revenue decreased 6.8 percentage points. From a segment perspective, the primary factors contributing to the change in net revenue are summarized as follows:

  •
  ES net revenue declined due primarily to unfavorable currency impacts, revenue runoff in key accounts and soft demand in ITO in new and existing accounts, particularly in EMEA;

  •
  Personal Systems net revenue decreased due primarily to unfavorable currency impacts, particularly in EMEA and a decline in desktops;

  •
  Printing net revenue decreased due primarily to a decline in Supplies, a decline in inkjet and LaserJet printers as a result of competitive pricing pressures and unfavorable currency impacts;

  •
  EG net revenue decreased due to unfavorable currency impacts and declines in TS, Networking, Storage and BCS;

  •
  Software net revenue decreased due primarily to unfavorable currency impacts and declines in licenses and professional services; and

  •
  HPFS net revenue decreased due primarily to unfavorable currency impacts and lower finance income from lower interest rate yield.

Six months ended April 30, 2015 compared with six months ended April 30, 2014

        For the six months ended April 30, 2015, total net revenue decreased 5.7 percentage points. From a segment perspective, the primary factors contributing to the change in net revenue are summarized as follows:

  •
  ES net revenue declined due primarily to unfavorable currency impacts, revenue runoff in key accounts and soft demand in ITO in new and existing accounts, particularly in EMEA;

  •
  Personal Systems net revenue decreased due primarily to unfavorable currency impacts and an overall decline in desktops;

  •
  Printing net revenue decreased due primarily to a decline in Supplies, a decline in inkjet and LaserJet printers as a result of competitive pricing pressures and unfavorable currency impacts;

  •
  EG net revenue decreased due to unfavorable currency impacts and declines in TS, Networking, Storage and BCS;

  •
  Software net revenue decreased due primarily to unfavorable currency impacts and declines in licenses and professional services;

  •
  HPFS net revenue decreased due primarily to unfavorable currency impacts, lower customer buyouts and lower portfolio revenue as a result of lower interest rate yield; and

  •
  Corporate Investments net revenue decreased due primarily to the sale of IP in the prior-year period.

        A more detailed discussion of segment revenue is included under "Segment Information" below.

Gross Margin

Three months ended April 30, 2015 compared with three months ended April 30, 2014

        For the three months ended April 30, 2015, total gross margin decreased 0.2 percentage points. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

  •
  Printing gross margin decreased due primarily to competitive pricing pressures on inkjet and LaserJet printers;

  •
  EG gross margin decreased due primarily to unfavorable currency impacts, competitive pricing and a higher mix of ISS products;

  •
  Personal Systems gross margin decreased due primarily to unfavorable currency impacts and a higher mix of consumer products;

  •
  HPFS gross margin decreased due primarily to unfavorable currency impacts and lower portfolio margins due to competitive pricing;

  •
  Software gross margin increased due primarily to a favorable mix of support and higher margins in license and support; and

  •
  ES gross margin increased due primarily to service delivery efficiencies and improving profit performance in under-performing contracts.

Six months ended April 30, 2015 compared with six months ended April 30, 2014

        For the six months ended April 30, 2015, total gross margin increased 0.2 percentage points. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

  •
  ES gross margin increased due primarily to service delivery efficiencies and improving profit performance in under-performing contracts;

  •
  Printing gross margin increased due primarily to favorable currency impacts from the Japanese Yen, a lower mix of home printers, a favorable mix of Supplies and rate improvements in graphics products;

  •
  Personal Systems gross margin increased due primarily to operational cost improvements and favorable component costs;

  •
  Software gross margin increased due primarily to a favorable mix of support and higher margins in support and license;

  •
  EG gross margin decreased due primarily to unfavorable currency impacts, competitive pricing and a higher mix of ISS products;

  •
  HPFS gross margin decreased due primarily to unfavorable currency impacts, lower margins in asset management activity as a result of lower customer buyouts, and lower portfolio margins from competitive pricing; and

  •
  Corporate Investments gross margin decreased due to the sale of IP in the prior-year period.

A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.

Operating Expenses

  Research and Development

        R&D expense decreased 3% and 1% for the three and six months ended April 30, 2015, respectively, due primarily to favorable currency impacts partially offset by increases in Personal Systems, Technology Services in the EG segment and HP Labs as we make investments in our strategic focus areas of security, cloud, mobility and big data.

  Selling, General and Administrative

        SG&A expense decreased 10% for the three months ended April 30, 2015, due primarily to favorable currency impacts, declines in go-to-market costs as a result of lower commissions and productivity initiatives, and lower investments in systems and tools.

        SG&A expense decreased 7% for the six months ended April 30, 2015, due primarily to favorable currency impacts, declines in go-to-market costs as a result of lower commissions and productivity initiatives, and lower investments in systems and tools. The decrease was partially offset by higher administrative expenses due to a gain from the sale of real estate in the prior-year period and employee costs for those employees dedicated to the separation.

  Amortization of Intangible Assets

        Amortization expense decreased for the three and six months ended April 30, 2015 due primarily to certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods.

  Restructuring Charges

        Restructuring charges increased for the three and six months ended April 30, 2015, due primarily to higher charges in connection with the multi-year restructuring plan initially announced in May 2012 (the "2012 Plan") and from increases to the 2012 Plan announced in May 2014.

  Acquisition-Related Charges

        Acquisition-related charges increased for the three and six months ended April 30, 2015, due primarily to professional service and legal fees associated with the acquisition of Aruba Networks, Inc.

  Separation Costs

        Separation costs for the three and six months ended April 30, 2015 period were primarily related to third-party consulting, contractor fees and other incremental costs.

Interest and Other, Net

        Interest and other, net expense decreased by $35 million for the three months ended April 30, 2015. The decrease was driven by lower interest expense due to lower weighted average interest rates and lower foreign currency transaction losses.

        Interest and other, net expense decreased by $24 million for the six months ended April 30, 2015. The decrease was driven by lower interest expense due to lower weighted average interest rates partially offset by higher foreign currency transaction losses.

Provision for Taxes

        Our effective tax rate was 21.7% and 22.8% for the three months ended April 30, 2015 and 2014, respectively, and 21.8% and 22.5% for the six months ended April 30, 2015 and 2014, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the U.S.

        In the three and six months ended April 30, 2015, we recorded discrete items resulting in net tax benefits of $104 million and $185 million, respectively. These amounts included a tax benefit of $86 million and $115 million, for the three and six months ended April 30, 2015, respectively, on separation charges and a tax benefit of $32 million and $53 million for the three and six months ended April 30, 2015, respectively, on restructuring charges. The six month period ended April 30, 2015 also included a tax benefit of $47 million, arising from the retroactive research and development credit provided by the Tax Increase Prevention Act of 2014 signed into law in December 2014. These tax benefits were partially offset by various tax charges of $14 million and $30 million for the three and six months ended April 30, 2015.

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

        Effective at the beginning of our first quarter of fiscal 2015, we implemented an organizational change to align our segment financial reporting more closely with our current business structure. This organizational change resulted in the transfer of third-party multi-vendor support arrangements from the TS business unit within the EG segment to the ITO business unit within the ES segment.

Printing and Personal Systems Group

        The Personal Systems segment and the Printing segment are structured beneath a broader Printing and Personal Systems Group ("PPS"). We describe the results of the segments within PPS below.

Personal Systems

	Three months ended April 30
	2015	2014	% Change
	Dollars in millions
Net revenue	$7,740	$8,176	(5.3)%
Earnings from operations	$235	$290	(19.0)%
Earnings from operations as a % of net revenue	3.0%	3.5%

	Six months ended April 30
	2015	2014	% Change
	Dollars in millions
Net revenue	$16,284	$16,706	(2.5)%
Earnings from operations	$548	$569	(3.7)%
Earnings from operations as a % of net revenue	3.4%	3.4%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2015	Six months ended April 30, 2015
	Percentage Points
Desktop PCs	(7.1)	(5.4)
Workstations	(0.4)	(0.3)
Other	(0.2)	(0.3)
Notebook PCs	2.4	3.5

Total Personal Systems	(5.3)	(2.5)

  Three months ended April 30, 2015 compared with three months ended April 30, 2014

        Personal Systems net revenue decreased 5.3% (decreased 0.4% on a constant currency basis) for the three months ended April 30, 2015. The revenue decline in Personal Systems was due primarily to unfavorable currency impacts, particularly in EMEA and a decline in desktops. Net revenue for Notebook PCs increased 5%, Desktop PCs declined 17%, Workstations declined 6% and Other net revenue declined 4%. From a regional perspective, Personal Systems experienced a revenue decline in EMEA due to unfavorable currency impacts and a decline in Asia Pacific due primarily to the impact of the Windows XP operating system replacement in the prior-year period, the effects of which were partially offset by revenue growth in the Americas. Personal Systems net revenue decrease was driven by a 7.3% decline in average selling prices ("ASPs") while unit volume increased by 2%. The decline in ASPs was due primarily to unfavorable currency impacts, a shift in consumer PCs to low-end products, and an unfavorable mix of consumer PCs within Personal Systems. The unit volume increase was primarily led by growth in notebooks, both consumer and commercial, offset by a decline in desktops. Net revenue for commercial clients decreased 7% due primarily to higher revenue during the prior-year period as a result of the replacement of the Windows XP operating system, particularly in Japan. The revenue decline in commercial clients during the current period was also driven by unfavorable currency impacts and a decline in commercial desktops, the effects of which were partially offset by growth in commercial notebooks. Net revenue for consumer clients decreased 2% due primarily to unfavorable currency impacts and a decline in consumer desktops, the effects of which were partially offset by growth in consumer notebooks. The net revenue decline in Other was due primarily to unfavorable currency impacts, partially offset by increased sales of extended warranties and third-party options.

        Personal Systems earnings from operations as a percentage of net revenue decreased by 0.5 percentage points for the three months ended April 30, 2015 as a result of a decline in gross margin while operating expenses as a percentage of net revenue remained flat. The decline in gross margin was due primarily to unfavorable currency impacts and a higher mix of consumer products, the effects of which were partially offset by operational cost improvements and favorable component costs. Operating expenses as a percentage of net revenue remained flat due primarily to lower field selling costs as a result of operational cost improvements and favorable currency impacts, offset by the impact of the decline in revenue, higher administrative expenses as a result of lower bad debt recovery as compared to the prior-year period and higher R&D investments in our commercial, mobility and immersive computing products.

  Six months ended April 30, 2015 compared with six months ended April 30, 2014

        Personal Systems net revenue decreased 2.5% (increased 1.1% on a constant currency basis) for the six months ended April 30, 2015. The revenue decline in Personal Systems was due primarily to unfavorable currency impacts and an overall decline in desktops, the effects of which were partially offset by growth in notebooks, particularly consumer. Net revenue for Notebook PCs increased 7%, Desktop PCs declined 14%, Workstations declined 4% and Other net revenue declined 8%. From a regional perspective, Personal Systems experienced a revenue decline in EMEA and Asia Pacific, the effects of which were partially offset by revenue growth in the Americas. Personal Systems net revenue decreased as a result of a 7.8% decline in ASPs while unit volume increased 6.0%. The decline in ASPs was due primarily to unfavorable currency impacts, a shift in consumer PCs to low-end products and an unfavorable mix of consumer PCs. The unit volume increase was primarily led by growth in notebooks, both consumer and commercial, partially offset by an overall decline in desktops. Net revenue for commercial clients decreased 4.0% due primarily to unfavorable currency impacts and a decline in commercial desktops, the effects of which were partially offset by growth in commercial notebooks. Net revenue for consumer clients increased 0.3% due primarily to growth in consumer notebooks, partially offset by unfavorable currency impacts and a decline in consumer desktops. The net revenue decline in Other was due primarily to the sale of IP in the prior-year period and unfavorable currency impacts, the effects of which were partially offset by increased sales of extended warranties and third-party options.

        Personal Systems earnings from operations as a percentage of net revenue remained flat for the six months ended April 30, 2015 as a result of an increase in gross margin offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to operational cost improvements and favorable component costs, the effects of which were partially offset by unfavorable currency impacts and a higher mix of consumer products. Operating expenses as a percentage of net revenue increased due primarily to higher administrative expenses as a result of lower bad debt recoveries as compared to the prior-year period and higher R&D investments in our commercial, mobility and immersive computing products, the effects of which were partially offset by a decline in field selling costs as a result of favorable currency impacts and operational cost improvements.

Printing

	Three months ended April 30
	2015	2014	% Change
	Dollars in millions
Net revenue	$5,453	$5,834	(6.5)%
Earnings from operations	$996	$1,140	(12.6)%
Earnings from operations as a % of net revenue	18.3%	19.5%

	Six months ended April 30
	2015	2014	% Change
	Dollars in millions
Net revenue	$10,996	$11,649	(5.6)%
Earnings from operations	$2,063	$2,119	(2.6)%
Earnings from operations as a % of net revenue	18.8%	18.2%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2015	Six months ended April 30, 2015
	Percentage Points
Supplies	(3.1)	(3.2)
Commercial Hardware	(1.7)	(1.1)
Consumer Hardware	(1.7)	(1.3)

Total Printing	(6.5)	(5.6)

  Three months ended April 30, 2015 compared with three months ended April 30, 2014

        Printing net revenue decreased 6.5% (decreased 4.8% on a constant currency basis) for the three months ended April 30, 2015. The decline in net revenue was due primarily to a decline in Supplies, a decline in inkjet and LaserJet printers as a result of competitive pricing pressures and unfavorable currency impacts, the effects of which were partially offset by growth in graphics products. Net revenue for Supplies decreased 5% due primarily to demand weakness, particularly in EMEA driven by a revenue decline in Russia, partially offset by growth in graphics supplies. Printer unit volumes decreased 4% while average revenue per unit ("ARU") decreased 7%. Printer unit volume decreased due primarily to our continued efforts to target high-value areas of the market, which resulted in a decline in home printer units, partially offset by increased units in LaserJet and graphics printers. The decline in printer ARU was due primarily to a competitive pricing environment and unfavorable currency impacts on LaserJet and inkjet printers. Net revenue for Commercial Hardware decreased 7% driven by an 8% decline in ARU, partially offset by a 1% growth in unit volume. The ARU decline in Commercial Hardware was due primarily to a decline in LaserJet and graphics printers as a result of unfavorable currency impacts and a competitive pricing environment. The unit volume increase in Commercial Hardware was due primarily to growth in LaserJet and graphics printers, partially offset by a decline in all-in-one mono laser printers. Net revenue for Consumer Hardware decreased 18% due primarily to a 6% decline in unit volume and a 14% decline in ARU, partially offset by an increase in other peripheral printing solutions. The unit volume decline in Consumer Hardware was due primarily to our continued efforts to target high-value areas of the market which resulted in lower sales of home printers, particularly in the Americas. The ARU decline in Consumer Hardware was due primarily to increased discounting for SMB and high-value home printers driven by a competitive pricing environment and unfavorable currency impacts.

        Printing earnings from operations as a percentage of net revenue decreased by 1.2 percentage points for the three months ended April 30, 2015 due to a decline in gross margin and an increase in operating expenses as a percentage of net revenue. The decline in gross margin was due primarily to competitive pricing pressures on inkjet and LaserJet printers, partially offset by favorable currency impacts from the Japanese Yen, a lower mix of home printers and a favorable mix of Supplies. Operating expenses as a percentage of net revenue increased due primarily to higher administrative expenses as a result of lower bad debt recoveries as compared to the prior-year period, partially offset by favorable currency impacts, operational cost improvements and, lower marketing and R&D expenses.

  Six months ended April 30, 2015 compared with six months ended April 30, 2014

        Printing net revenue decreased 5.6% (decreased 4.2% on a constant currency basis) for the six months ended April 30, 2015. The decline in net revenue was primarily driven by a decline in Supplies, a decline in inkjet and LaserJet printers as a result of competitive pricing pressures and unfavorable currency impacts, the effects of which were partially offset by growth in graphics products. Net revenue for Supplies decreased 5% due primarily to demand weakness, particularly in EMEA driven by a revenue decline in Russia, partially offset by growth in graphics supplies. Printer ARU decreased 4% while printer unit volumes decreased 4%. The decline in printer ARU was due primarily to a competitive pricing environment and unfavorable currency impacts on LaserJet and inkjet printers, the effects of which were partially offset by an improvement in graphics printers. Printer unit volume decreased due primarily to our continued efforts to target high-value areas of the market, which resulted in a decline in home printer units, partially offset by increased units in value multifunction laser and graphics printers. Net revenue for Commercial Hardware decreased 5% driven by a 5% decline in ARU while unit volume remained flat. The ARU decline in Commercial Hardware was due primarily to a decline in LaserJet printers as a result of unfavorable currency impacts, partially offset by an increase in graphics printers. In Commercial Hardware unit volume remained flat due primarily to growth in multifunction laser and graphics printers, offset by a decline in single-function laser printers. Net revenue for Consumer Hardware decreased 12% due primarily to a 9% decline in ARU and a 6% decline in unit volume, partially offset by an increase in other peripheral solutions. The ARU decline in Consumer Hardware was due primarily to increased discounting for SMB and home printers driven by a competitive pricing environment and unfavorable currency impacts. The unit volume decline in Consumer Hardware was due primarily to lower sales of home and SMB printers.

        Printing earnings from operations as a percentage of net revenue increased by 0.6 percentage points for the six months ended April 30, 2015 due to an increase in gross margin combined with lower operating expenses as a percentage of net revenue. The gross margin increase was due primarily to favorable currency impacts from the Japanese Yen, a lower mix of home printers, a favorable mix of Supplies and rate improvements in graphics products the effects of which were partially offset by a competitive pricing environment and a lower mix of toner. Operating expenses as a percentage of net revenue decreased due primarily to favorable currency impacts, operational cost improvements and, lower marketing and R&D expenses, the effects of which were partially offset by higher administrative expenses as a result of lower bad debt recoveries as compared to the prior-year period.

Enterprise Group

	Three months ended April 30
	2015	2014	% Change
	Dollars in millions
Net revenue	$6,561	$6,633	(1.1)%
Earnings from operations	$950	$957	(0.7)%
Earnings from operations as a % of net revenue	14.5%	14.4%

	Six months ended April 30
	2015	2014	% Change
	Dollars in millions
Net revenue	$13,542	$13,603	(0.4)%
Earnings from operations	$2,040	$1,960	4.1%
Earnings from operations as a % of net revenue	15.1%	14.4%

        The components of the weighted net revenue change by business unit were as follows:

	Three months ended April 30, 2015	Six months ended April 30, 2015
	Percentage Points
Technology Services	(2.7)	(2.1)
Networking	(1.5)	(1.2)
Storage	(1.0)	(0.5)
Business Critical Systems	(0.5)	(0.4)
Industry Standard Servers	4.6	3.8

Total EG	(1.1)	(0.4)

  Three and six months ended April 30, 2015 compared with three and six months ended April 30, 2014

        EG net revenue decreased 1.1% (increased 4.7% on a constant currency basis) and decreased 0.4% (increased 3.7% on a constant currency basis) for the three and six months ended April 30, 2015, respectively. We continued to experience challenges due to market trends, including the transition to cloud computing, as well as product and technology transitions, along with a highly competitive pricing environment. Net revenue growth in EG was negatively impacted by foreign currency fluctuations across all regions, primarily weakness in the euro. The net revenue decrease for both periods was driven by declines in TS, Networking, Storage and BCS partially offset by growth in ISS.

        TS net revenue decreased 8% and 7% for the three and six months ended April 30, 2015, respectively, due primarily to a reduction in support for BCS and traditional storage products along with lower revenue from consulting services, the effects of which were partially offset by growth in HP Data Center Care and HP Proactive Care support solutions. Networking net revenue decreased 16% and 13% for the three and six months ended April 30, 2015, respectively, due primarily to execution challenges and competitive pressure which resulted in lower revenue from switching products, particularly in the Americas and China, and lower revenue from routing products in China. Storage net revenue decreased 8% and 4% for the three and six months ended April 30, 2015, respectively. In Storage we continue to experience market softness and operational challenges. For both the periods, we experienced a net revenue decline in traditional storage products, the effect of which was partially offset by revenue growth in Converged Storage solutions primarily in the 3PAR StoreServ products and StoreOnce. BCS net revenue decreased by 15% and 12% for the three and six months ended April 30, 2015, respectively, as a result of ongoing pressures from the overall UNIX market contraction, partially offset by revenue growth in NonStop products. ISS net revenue increased by 11% and 9% for the three and six months ended April 30, 2015, respectively. For both periods the net revenue increase was due primarily to a higher average unit prices ("AUPs") in rack and blade server products driven by higher option attach rates for memory, processors and hard drives. The AUP increase for rack products was also driven by a mix shift to the higher end HP ProLiant Gen9 server portfolio. Additionally, higher revenue from density optimized server products also contributed to the ISS net revenue increase.

        EG earnings from operations as a percentage of net revenue increased by 0.1 percentage point and 0.7 percentage points for the three and six months ended April 30, 2015, due to a decrease in operating expenses as a percentage of net revenue partially offset by a decrease in gross margin. The decrease in gross margin for both periods was due primarily to unfavorable currency impacts, competitive pricing and a higher mix of ISS products, the effects of which were partially offset by improved cost management in TS, improved pricing in Storage and lower warranty costs. The decrease in operating expenses as a percentage of net revenue for the three and six months ended April 30, 2015 was due primarily to favorable currency impacts.

Enterprise Services

	Three months ended April 30
	2015	2014	% Change
	Dollars in millions
Net revenue	$4,817	$5,702	(15.5)%
Earnings from operations	$194	$148	31.1%
Earnings from operations as a % of net revenue	4.0%	2.6%

	Six months ended April 30
	2015	2014	% Change
	Dollars in millions
Net revenue	$9,810	$11,297	(13.2)%
Earnings from operations	$342	$208	64.4%
Earnings from operations as a % of net revenue	3.5%	1.8%

        The components of the weighted net revenue increase by business unit were as follows:

	Three months ended April 30, 2015	Six months ended April 30, 2015
	Percentage Points
Infrastructure Technology Outsourcing	(12.7)	(9.7)
Application and Business Services	(2.8)	(3.5)

Total Enterprise Services	(15.5)	(13.2)

  Three and six months ended April 30, 2015 compared with three and six months ended April 30, 2014

        ES net revenue decreased 15.5% (decreased 9.5% on a constant currency basis) and decreased 13.2% (decreased 8.7% on a constant currency basis) for the three and six months ended April 30, 2015, respectively. Performance in ES remains challenged by the impact of several large contracts winding down and lower public sector spending in EMEA, particularly in the United Kingdom. The net revenue decrease in ES for both periods was due primarily to unfavorable currency impacts, revenue runoff in two key accounts and soft demand in ITO in new and existing accounts, particularly in EMEA. Net revenue in ITO decreased by 20% and 15% for the three and six months ended April 30, 2015, respectively, due to revenue runoff in two key accounts, weak growth in new and existing accounts, particularly in EMEA and unfavorable currency impacts. Net revenue in Application and Business Services ("ABS") declined by 8% and 9% for the three and six months ended April 30, 2015, respectively, due to unfavorable currency impacts and weak growth in new and existing accounts.

        ES earnings from operations as a percentage of net revenue increased 1.4 percentage points and 1.7 percentage points for the three and six months ended April 30, 2015, respectively. The increase in operating margin for both the three and six months ended April 30, 2015 was due to an increase in gross margin coupled with a decrease in operating expense as a percentage of net revenue. Gross margin increased for both periods due primarily to service delivery efficiencies and improving profit performance in underperforming contracts, partially offset by the net revenue decrease. The decrease in operating expenses as a percentage of net revenue for both periods was primarily driven by lower field selling costs, which was due to favorable currency impacts and our sales transformation initiatives.

Software

	Three months ended April 30
	2015	2014	% Change
	Dollars in millions
Net revenue	$892	$971	(8.1)%
Earnings from operations	$160	$186	(14.0)%
Earnings from operations as a % of net revenue	17.9%	19.2%

	Six months ended April 30
	2015	2014	% Change
	Dollars in millions
Net revenue	$1,763	$1,887	(6.6)%
Earnings from operations	$317	$331	(4.2)%
Earnings from operations as a % of net revenue	18.0%	17.5%

  Three and six months ended April 30, 2015 compared with three and six months ended April 30, 2014

        Software net revenue decreased 8.1% (decreased 4.5% on a constant currency basis) and decreased 6.6% (decreased 3.8% on a constant currency basis) for the three and six months ended April 30, 2015, respectively. Revenue growth in Software is being challenged by the overall market and customer shift to SaaS solutions and execution challenges, both of which are impacting growth in license and support revenue.

        For the three months ended April 30, 2015, net revenue from licenses, professional services, SaaS, and support decreased by 17%, 15%, 5% and 2%, respectively, while for the six months ended April 30, 2015, net revenue from licenses, professional services, SaaS, and support decreased by 17%, 11%, 2% and 1%, respectively. Net revenue growth was negatively impacted by foreign currency fluctuations across all regions, led primarily by weakness in the euro. The decrease in license revenue for both periods was due primarily to the market and customer shift to SaaS solutions and sales execution challenges. Professional services net revenue decreased for both periods due primarily to unfavorable currency impacts and our continued focus on higher-margin engagements, as a result, we experienced a net revenue decrease in IT management and big data solutions, partially offset by net revenue increase in security products. SaaS net revenue decreased for both periods due primarily to unfavourable currency impacts and sales execution issues, which resulted in lower revenue from big data solutions, partially offset by net revenue growth in IT management. The decrease in support revenue for both periods was due primarily to unfavorable currency impacts and past declines in license revenue, partially offset by growth in support revenue for security products.

        For the three months ended April 30, 2015, Software earnings from operations as a percentage of net revenue decreased by 1.3 percentage points due to the increase in operating expenses as a percentage of net revenue, partially offset by an increase in gross margin. The increase in gross margin was due primarily to a favorable mix of support and a higher margin in license and support. The increase in operating expenses as a percentage of net revenue was due to the size of the revenue decline.

        For the six months ended April 30, 2015, Software earnings from operations as a percentage of net revenue increased by 0.5 percentage points due to a decrease in operating expenses as a percentage of net revenue, coupled with an increase in gross margin. The increase in gross margin was due primarily to a favorable mix of support and a higher margin in support and license. The decrease in operating expenses as a percentage of net revenue was due to lower SG&A expenses as a result of lower field selling costs driven by expense management, partially offset by higher R&D expenses as a percentage of net revenue.

HP Financial Services

	Three months ended April 30
	2015	2014	% Change
	Dollars in millions
Net revenue	$805	$867	(7.2)%
Earnings from operations	$85	$99	(14.1)%
Earnings from operations as a % of net revenue	10.6%	11.4%

	Six months ended April 30
	2015	2014	% Change
	Dollars in millions
Net revenue	$1,608	$1,737	(7.4)%
Earnings from operations	$175	$200	(12.5)%
Earnings from operations as a % of net revenue	10.9%	11.5%

  Three months ended April 30, 2015 compared with three months ended April 30, 2014

        HPFS net revenue decreased 7.2% (decreased 0.2% on a constant currency basis) for the three months ended April 30, 2015, due primarily to unfavorable currency impacts and lower finance income from lower interest rate yield.

        HPFS earnings from operations as a percentage of net revenue decreased by 0.8 percentage points for the three months ended April 30, 2015 due primarily to an increase in operating expenses as a percentage of net revenue coupled with a decrease in gross margin. The decrease in gross margin was the result of unfavorable currency impacts and lower portfolio margins due to competitive pricing, the effects of which were partially offset by lower bad debt expenses. The increase in operating expenses as a percentage of net revenue was due to higher SG&A expenses.

  Six months ended April 30, 2015 compared with six months ended April 30, 2014

        HPFS net revenue decreased 7.4% (decreased 2.3% on a constant currency basis) for the six months ended April 30, 2015. The net revenue decrease for the six months ended April 30, 2015 was due primarily to unfavorable currency impacts, lower customer buyouts and lower portfolio revenue as a result of lower interest rate yield.

        HPFS earnings from operations as a percentage of net revenue decreased by 0.6 percentage points for the six months ended April 30, 2015, due primarily to an increase in operating expenses as a percentage of net revenue coupled with a decrease in gross margin. The decrease in gross margin was the result of unfavorable currency impacts, lower margins in asset management activity primarily due to lower customer buyouts, along with lower portfolio margins due to competitive pricing, the effects of which were partially offset by lower bad debt expenses. The increase in operating expenses as a percentage of net revenue was due to higher SG&A expenses.

Financing Volume

	Three months ended April 30		Six months ended April 30
	2015	2014	2015	2014
	In millions
Total financing volume	$1,440	$1,458	$3,005	$2,830

        New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 1.2% for the three months ended April 30, 2015 due primarily to unfavorable currency impacts, partially offset by higher financing associated with HP product sales and related services offerings.

        New financing volume increased 6.2% for the six months ended April 30, 2015 driven by higher financing associated with HP product sales and related services offerings, partially offset by unfavorable currency impacts.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	April 30, 2015	October 31, 2014
	Dollars in millions
Financing receivables, gross	$6,405	$6,670
Net equipment under operating leases	2,606	2,595
Capitalized profit on intercompany equipment transactions(1)	826	783
Intercompany leases(1)	2,182	2,199

Gross portfolio assets	12,019	12,247

Allowance for doubtful accounts(2)	104	111
Operating lease equipment reserve	63	68

Total reserves	167	179

Net portfolio assets	$11,852	$12,068

Reserve coverage	1.4%	1.5%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)
Intercompany activity is eliminated in consolidation.

(2)
Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt attributable to HPFS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with HPFS and its subsidiaries. Debt attributable to HPFS totaled $10.9 billion and $10.7 billion at April 30, 2015 and October 31, 2014, respectively. HPFS equity at April 30, 2015 and October 31, 2014 was $1.6 billion and $1.5 billion respectively. We believe the HPFS debt-to-equity ratio is comparable to that of other similar financing companies.

        At April 30, 2015 and October 31, 2014, HPFS cash and cash equivalents balances were approximately $1.2 billion and $0.8 billion, respectively.

        Net portfolio assets at April 30, 2015 decreased 1.8% from October 31, 2014. The decrease generally resulted from unfavorable currency impacts, partially offset by new financing volume in excess of portfolio runoff.

        For the three and six months ended April 30, 2015, HPFS recorded net bad debt expenses and operating lease equipment reserves of $8 million and $16 million, respectively. For the comparable periods in fiscal 2014, net bad debt expenses and operating lease equipment reserves were $12 million and $20 million, respectively.

Corporate Investments

	Three months ended April 30
	2015	2014	% Change
	Dollars in millions
Net revenue	$2	$6	(66.7)%
Loss from operations	$(144)	$(98)	(46.9)%
Loss from operations as a % of net revenue(1)	NM	NM

	Six months ended April 30
	2015	2014	% Change
	Dollars in millions
Net revenue	$18	$294	(93.9)%
(Loss) earnings from operations(1)	$(268)	$23	NM
(Loss) earnings from operations as a % of net revenue(1)	NM	7.8%

(1)
"NM" represents not meaningful.

        Net revenue in Corporate Investments decreased for the six months ended April 30, 2015 due primarily to the sale of IP related to the Palm acquisition in the prior-year period.

        The increase in loss from operations in Corporate Investments for the three months ended April 30, 2015 was due primarily to higher expenses associated with cloud-related incubation activities, HP Labs and global alliances. The increase in loss from operations for the six months ended April 30, 2015 was due primarily to the sale of IP in the prior-year period, higher expenses associated with cloud-related incubation activities, HP Labs and global alliances.

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

Liquidity

	Six months ended April 30
	2015	2014
	In millions
Net cash provided by operating activities	$2,208	$5,985
Net cash used in investing activities	(1,639)	(1,194)
Net cash used in financing activities	(934)	(1,858)

Net (decrease) increase in cash and cash equivalents	$(365)	$2,933

Operating Activities

        Compared to the corresponding period in fiscal 2014, net cash provided by operating activities decreased by $3.8 billion for the six months ended April 30, 2015. The decrease was due primarily to higher cash payments for defined benefit pension plans, lower cash generated from working capital management activities, lower cash receipts from contract manufacturers, higher cash payments for accrued expenses, lower net earnings in the current period and unfavorable currency impacts.

        As of April 30, 2015, the cash conversion cycle remained unchanged as compared to October 31, 2014. The cash conversion cycle decreased four days for the comparable period in the prior fiscal year. As a result, we generated less cash flow from operations from working capital activities in the current period as compared to the same period last fiscal year.

        Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	April 30, 2015	October 31, 2014	Change	April 30, 2014	October 31, 2013	Change	Y/Y Change
Days of sales outstanding in accounts receivable	44	44	0	47	49	(2)	(3)
Days of supply in inventory	29	27	2	25	24	1	4
Days of purchases outstanding in accounts payable	(69)	(67)	(2)	(59)	(56)	(3)	(10)

Cash conversion cycle	4	4	0	13	17	(4)	(9)

  April 30, 2015 as compared to April 30, 2014

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding period in fiscal 2014, the decrease in DSO was due primarily to improved accounts receivable management, currency impacts and favorable revenue linearity.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2014, the increase in DOS was driven by higher Supplies inventory to improve service levels as well as a slow-down in sales, higher ISS inventory to support future sales levels and a decline in cost of goods sold.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2014, the increase in DPO was primarily the result of an extension of payment terms with our product suppliers and improvement in purchasing linearity.

        The cash conversion cycle is the sum of DSO and DOS less DPO. The cash conversion cycle for the second quarter of fiscal 2015 ended below what we expect to be a long-term sustainable rate. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.

Investing Activities

        Compared to the corresponding period in fiscal 2014, net cash used in investing activities increased by $0.4 billion for the six months ended April 30, 2015, due primarily to higher cash utilization for net investments in property, plant and equipment and investments in business acquisitions.

Financing Activities

        Compared to the corresponding period in fiscal 2014, net cash used in financing activities decreased by $0.9 billion for the six months ended April 30, 2015. The decrease was due primarily to higher proceeds from the issuance of commercial paper, lower debt maturities partially offset by higher cash utilization for repurchases of common stock. For more information on our share repurchase programs, see Note 13 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Capital Resources

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), separation activities, share repurchase activities, our cost of capital and targeted capital structure.

        Outstanding borrowings increased to $21.1 billion as of April 30, 2015, as compared to $19.5 billion at October 31, 2014, bearing weighted-average interest rates of 2.4% and 2.7%, respectively. During the six months of fiscal 2015, we issued $5.9 billion and repaid $3.1 billion of commercial paper, and repaid $1.4 billion of U.S. Dollar Global Notes.

        During the next twelve months, $1.8 billion of U.S. Dollar Global Notes are scheduled to mature. For more information on our borrowings, see Note 12 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 11 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Credit Agreement

        On April 30, 2015, we entered into a credit agreement that provides for a senior unsecured delayed, multiple-draw term loan facility in the aggregate principal amount of $5.0 billion. The scheduled maturity date is the earlier of November 1, 2015 or the completion date of HP's separation. We have the option to extend the maturity date upon our request, subject to the agreement of the lenders. This facility contains customary representations and warranties and customary affirmative, negative and financial covenants. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio. As of April 30, 2015, we were in compliance with the financial covenants in the agreement and no amounts were outstanding. On May 15, 2015, we borrowed $2.5 billion under this credit agreement.

        For more information on our credit agreements, see Note 12 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Available Borrowing Resources

        We had the following resources available to obtain short- or long-term financing:

As of April 30, 2015
In millions
2012 Shelf Registration Statement(1)	Unspecified
Commercial paper programs	$13,396
Term loan facility	$5,000
Uncommitted lines of credit	$1,625

(1)
The 2012 Shelf Registration Statement expired in May 2015.

        For more information on our available borrowings resources, see Note 12 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by major independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Our credit ratings as of April 30, 2015 were as follows:

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

Retirement and Post-Retirement Benefit Plan Funding

        For the remainder of fiscal 2015, we anticipate making contributions of approximately $170 million to our non-U.S. pension plans, and approximately $18 million to cover benefit payments to U.S. non-qualified pension plan participants. We also expect to pay approximately $22 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Restructuring Plans

        As of April 30, 2015, we expect future cash payments of approximately $0.9 billion in connection with our approved restructuring plans which include $0.4 billion expected to be paid in the remainder of fiscal 2015 and $0.5 billion expected to be paid through fiscal 2021. For more information on our restructuring activities, see Note 3 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Separation Costs

        As of April 30, 2015, we expect future cash payments of up to $2.2 billion in connection with our separation charges and net foreign tax payments, which are expected to be paid in the remainder of fiscal 2015 and in fiscal 2016, with additional tax credit amounts expected over later years. As of April 30, 2015, we also expect separation-related capital expenditures of approximately $200 million in the remainder of fiscal 2015.

Uncertain Tax Positions

        As of April 30, 2015, we had approximately $3.6 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $31 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

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

        We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The total aggregate maximum capacity of the financing arrangements was $2.9 billion as of April 30, 2015, including an aggregate maximum capacity of $1.1 billion in non-recourse financing arrangements and an aggregate maximum capacity of $1.8 billion in partial-recourse financing arrangements. For more information on our third-party revolving short-term financing arrangements, see Note 7 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

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

        On October 6, 2014, we announced plans to separate into two independent publicly-traded companies. The separation, which is currently targeted to be completed by the end of fiscal 2015, is subject to approval by our Board of Directors of the final terms of the separation and market, regulatory and certain other conditions. Unanticipated developments, including changes in the competitive conditions of Hewlett Packard Enterprise Company's and HP Inc.'s respective markets, possible delays in obtaining various tax opinions or rulings, regulatory approvals or clearances, the uncertainty of the financial markets and challenges in executing the separation, could delay or prevent the completion of the proposed separation, or cause the proposed separation to occur on terms or conditions that are different or less favorable than expected.

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

        We may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the separation. As independent publicly-traded companies, Hewlett Packard Enterprise and HP Inc. will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective business, financial condition and results of operations. Further, there can be no assurance that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.

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

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (the "FCPA"). For example, as discussed in Note 15 to the Consolidated Condensed Financial Statements, the German Public Prosecutor's Office has been investigating allegations that certain current and former employees of HP engaged in bribery, embezzlement and tax evasion. In addition, the Polish Central Anti-Corruption Bureau is conducting investigations into potential FCPA violations by a former employee of an HP subsidiary in connection with certain public-sector transactions in Poland. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business and reputation.

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

  •
  We may borrow to finance business combination and investment transactions, and the amount and terms of any potential future acquisition- related or other borrowings, as well as other factors, could affect our liquidity and financial condition.

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

        We have provisions in our certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging, an acquisition of HP deemed undesirable by our Board of Directors. These include provisions:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (February 2015)	6,278	$37.68	6,278	$3,109,353
Month #2 (March 2015)	9,130	$33.43	9,130	$2,804,165
Month #3 (April 2015)	3,641	$32.29	3,641	$2,686,593

Total	19,049	$34.61	19,049

        On July 21, 2011, HP's Board of Directors authorized a $10.0 billion share repurchase program. HP may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All share repurchases settled in the second quarter of fiscal 2015 were open market transactions. As of April 30, 2015, HP had remaining authorization of $2.7 billion for future share repurchases.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

        The Exhibit Index beginning on page 110 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: June 8, 2015

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Merger, dated as of March 2, 2015, among the Registrant, Aspen Acquisition Sub, Inc. and Aruba Networks, Inc.**	8-K	001-04423	2.1	March 2, 2015
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated Bylaws effective November 20, 2013.	8-K	001-04423	3.1	November 26, 2013
4(a)	Senior Indenture between the Registrant and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Subordinated Indenture.	S-3	333-30786	4.2	March 17, 2000
4(c)	Form of Registrant's 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.3	February 28, 2007
4(d)	Form of Registrant's 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.3	February 29, 2008
4(e)	Form of Registrant's 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.3 and 4.4	September 13, 2010
4(f)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010
4(g)	Form of Registrant's 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	June 1, 2011

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant's 2.350% Global Note due March 15, 2015, 3.000% Global Note due September 15, 2016, 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.2, 4.3, 4.4, 4.5 and 4.6	September 19, 2011
4(i)	Form of Registrant's 3.300% Global Note due December 9, 2016, 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.2, 4.3 and 4.4	December 12, 2011
4(j)	Form of Registrant's 2.600% Global Note due September 15, 2017 and 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	March 12, 2012
4(k)	Form of Registrant's 2.750% Global Note due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(l)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(d)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(e)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(f)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(g)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(h)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(i)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(j)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(k)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(l)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(m)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(n)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(o)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(p)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(q)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(r)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(s)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(t)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(u)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(v)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(w)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(x)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(y)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(z)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*	10-Q	001-04423	10(o)(o)(o)	September 9, 2011
10(a)(a)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(p)(p)(p)	September 9, 2011
10(b)(b)	Employment offer letter, dated September 27, 2011, between the Registrant and Margaret C. Whitman.*	8-K	001-04423	10.2	September 29, 2011
10(c)(c)	Seventh Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(e)(e)(e)	December 14, 2011
10(d)(d)	Registrant's Severance Plan for Executive Officers, as amended and restated September 18, 2013.*	10-K	001-04423	10(q)(q)	December 30, 2013
10(e)(e)	Aircraft Time Sharing Agreement, dated March 16, 2012, between the Registrant and Margaret C. Whitman.*	10-Q	001-04423	10(h)(h)(h)	June 8, 2012
10(f)(f)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)(g)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and John M. Hinshaw.*	10-Q	001-04423	10(t)(t)	June 6, 2013
10(h)(h)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(i)(i)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(j)(j)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(k)(k)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(l)(l)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(m)(m)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(n)(n)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(o)(o)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(p)(p)	Eighth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2014
10(q)(q)	Ninth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2014
10(r)(r)	Tenth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-0442	10(e)(e)(e)	December 17, 2014
10(s)(s)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(t)(t)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015
10(u)(u)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(e)(e)(e)	March 11, 2015
10(v)(v)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(w)(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(x)(x)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(y)(y)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(z)(z)	Registrant's Severance Plan for Executive Officers, as amended and restated November 19, 2014.*	10-Q	001-04423	10(j)(j)(j)	March 11, 2015
10(a)(a)(a)	Voting Agreement, dated as of March 2, 2015, among the Registrant and the listed stockholders of Aruba Networks, Inc.	8-K	001-04423	10.1	March 2, 2015
10(b)(b)(b)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.‡
10(c)(c)(c)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.‡
11	None.
12	Statements of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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