Form 10-Q
period 2015-07-31
HEWLETT PACKARD CO
filed 2015-09-08
CIK 47217

Use these links to rapidly review the document

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: July 31, 2015
Or
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

        The number of shares of HP common stock outstanding as of August 31, 2015 was 1,798,224,792 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended July 31, 2015

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the previously announced separation transaction and the future performances of the post- separation companies if the separation is completed, as well as the execution of restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP's businesses; the competitive pressures faced by HP's businesses; risks associated with executing HP's strategy, including the planned separation transaction; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP's products and the delivery of HP's services effectively; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; risks associated with HP's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the execution, timing and results of the separation transaction or restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP's business) and the anticipated benefits of implementing the separation transaction and restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part II of this report and that are otherwise described or updated from time to time in HP's Securities and Exchange Commission reports. HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1.    Financial Statements and Supplementary Data.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2015	2014	2015	2014
	In millions, except per share amounts
Net revenue:
Products	$16,760	$18,190	$51,940	$54,712
Services	8,500	9,295	25,428	28,030
Financing income	89	100	273	306

Total net revenue	25,349	27,585	77,641	83,048

Costs and expenses:
Cost of products	12,890	13,913	40,035	41,902
Cost of services	6,369	6,991	19,016	21,301
Financing interest	58	70	182	211
Research and development	893	887	2,568	2,571
Selling, general and administrative	2,962	3,388	9,096	9,989
Amortization of intangible assets	242	227	685	774
Restructuring charges	25	649	426	1,015
Acquisition-related charges	47	2	70	8
Separation costs	401	—	750	—
Defined benefit plan settlement charges	114	—	114	—
Impairment of data center assets	136	—	136	—

Total operating expenses	24,137	26,127	73,078	77,771

Earnings from operations	1,212	1,458	4,563	5,277

Interest and other, net	(108)	(145)	(421)	(482)

Earnings before taxes	1,104	1,313	4,142	4,795
Provision for taxes	(250)	(328)	(911)	(1,112)

Net earnings	$854	$985	$3,231	$3,683

Net earnings per share:
Basic	$0.47	$0.53	$1.78	$1.95

Diluted	$0.47	$0.52	$1.75	$1.93

Cash dividends declared per share	$0.35	$0.32	$0.67	$0.61

Weighted-average shares used to compute net earnings per share:
Basic	1,805	1,870	1,817	1,889

Diluted	1,828	1,899	1,842	1,913

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2015	2014	2015	2014
	In millions
Net earnings	$854	$985	$3,231	$3,683

Other comprehensive income before taxes:
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	4	7	(9)	6
Gains reclassified into earnings	—	—	—	(1)

	4	7	(9)	5

Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	292	134	905	(105)
(Gains) losses reclassified into earnings	(159)	125	(1,049)	335

	133	259	(144)	230

Change in unrealized components of defined benefit plans:
Losses arising during the period	(75)	(8)	(75)	(119)
Amortization of actuarial loss and prior service benefit	108	67	324	196
Curtailments, settlements and other	97	2	99	42

	130	61	348	119

Change in cumulative translation adjustment	(44)	(22)	(112)	(63)

Other comprehensive income before taxes	223	305	83	291
Provision for taxes	(69)	(86)	(50)	(123)

Other comprehensive income, net of taxes	154	219	33	168

Comprehensive income	$1,008	$1,204	$3,264	$3,851

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	As of
	July 31, 2015	October 31, 2014
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,171	$15,133
Accounts receivable	12,753	13,832
Financing receivables	2,804	2,946
Inventory	6,700	6,415
Other current assets	12,570	11,819

Total current assets	51,998	50,145

Property, plant and equipment	11,028	11,340
Long-term financing receivables and other assets	8,733	8,454
Goodwill	33,025	31,139
Intangible assets	2,249	2,128

Total assets	$107,033	$103,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$11,034	$3,486
Accounts payable	15,549	15,903
Employee compensation and benefits	3,348	4,209
Taxes on earnings	629	1,017
Deferred revenue	6,277	6,143
Accrued restructuring	330	898
Other accrued liabilities	11,866	12,079

Total current liabilities	49,033	43,735

Long-term debt	14,468	16,039
Other liabilities	16,089	16,305
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,801 and 1,839 shares issued and outstanding at July 31, 2015 and October 31, 2014, respectively)	18	18
Additional paid-in capital	2,101	3,430
Retained earnings	30,764	29,164
Accumulated other comprehensive loss	(5,848)	(5,881)

Total HP stockholders' equity	27,035	26,731
Non-controlling interests	408	396

Total stockholders' equity	27,443	27,127

Total liabilities and stockholders' equity	$107,033	$103,206

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended July 31
	2015	2014
	In millions
Cash flows from operating activities:
Net earnings	$3,231	$3,683
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,054	3,259
Stock-based compensation expense	476	432
Provision for doubtful accounts	38	38
Provision for inventory	227	166
Restructuring charges	426	1,015
Deferred taxes on earnings	898	(129)
Excess tax benefit from stock-based compensation	(124)	(49)
Other, net	675	65
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	1,199	1,662
Financing receivables	192	340
Inventory	(467)	(369)
Accounts payable	(358)	1,196
Taxes on earnings	(1,075)	292
Restructuring	(1,006)	(1,050)
Other assets and liabilities	(3,505)	(919)

Net cash provided by operating activities	3,881	9,632

Cash flows from investing activities:
Investment in property, plant and equipment	(2,642)	(2,897)
Proceeds from sale of property, plant and equipment	310	702
Purchases of available-for-sale securities and other investments	(180)	(1,007)
Maturities and sales of available-for-sale securities and other investments	246	1,224
Payments made in connection with business acquisitions, net of cash acquired	(2,617)	(20)
Proceeds from business divestitures, net	156	—

Net cash used in investing activities	(4,727)	(1,998)

Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	2,633	86
Issuance of debt	5,993	2,005
Payment of debt	(2,642)	(4,853)
Settlement of cash flow hedges	(32)	—
Issuance of common stock under employee stock plans	303	243
Repurchase of common stock	(2,582)	(1,978)
Excess tax benefit from stock-based compensation	124	49
Cash dividends paid	(913)	(875)

Net cash provided by (used in) financing activities	2,884	(5,323)

Net increase in cash and cash equivalents	2,038	2,311
Cash and cash equivalents at beginning of period	15,133	12,163

Cash and cash equivalents at end of period	$17,171	$14,474

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital leases	$70	$113
Stock awards assumed in business acquisitions	31	—

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

        In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of July 31, 2015 and October 31, 2014, its results of operations for the three and nine months ended July 31, 2015 and 2014 and its cash flows for the nine months ended July 31, 2015 and 2014.

        The results of operations for the three and nine months ended July 31, 2015 and cash flows for the nine months ended July 31, 2015 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, included therein.

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

        In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. HP is required to adopt the guidance in the first quarter of fiscal 2017. Early adoption is permitted. The amendments should be applied retrospectively with the adjusted balance sheet of each individual period presented, in order to reflect the period-specific effects of applying the new guidance. HP is currently evaluating the timing and the impact of these amendments on its Consolidated Condensed Financial Statements.

        In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update for a one-year deferral of the effective date, with an option of applying the standard on the original effective date, which for HP is the first quarter of fiscal 2018. In accordance with this deferral, HP is required to adopt these amendments in the first quarter of fiscal 2019. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. HP is continuing to evaluate the impact of these amendments and the transition alternatives on its Consolidated Condensed Financial Statements.

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

  •
  multi-vendor customer services, including technology consulting, outsourcing and support services across infrastructure, applications and business process domains; and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

  •
  software products and solutions, including application testing and delivery, big data analytics, enterprise security, information governance, IT operations management and marketing optimization.

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

  •
  Consumer PCs include multi-media notebooks, desktops, hybrids, and tablets.

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

  •
  LaserJet and Enterprise Solutions deliver HP's LaserJet and enterprise products, services and solutions to SMBs and large enterprises. Managed Print Services provides printing equipment, supplies, support, workflow optimization and security services for SMBs and enterprise customers around the world, utilizing proprietary HP tools and fleet management solutions as well as third-party software.

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

  •
  Software and Web Services delivers a suite of solutions and services, including photo storage, printing offerings such as Snapfish and web-connected printing services.

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

  •
  Business Critical Systems offers HP Integrity servers based on the Intel® Itanium® and x86 processors, HP Integrity NonStop solutions and mission-critical x86 ProLiant servers.

  •
  Storage offers traditional storage and Converged Storage solutions. Traditional storage includes tape, storage networking and legacy external disk products such as EVA and XP. Converged Storage solutions include 3PAR StoreServ, StoreOnce and StoreVirtual products.

  •
  Networking offers wireless local area network, mobility and security software, switches, routers and network management products that span data centers, campus and branch environments and deliver software-defined networking and unified communications capabilities.

  •
  Technology Services provides support services and technology consulting to integrate and optimize EG's hardware platforms, and focuses on cloud, mobility and big data. These services are available in the form of service contracts, pre-packaged offerings or on a customized basis.

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

        HP does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate governance costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition-related charges, separation costs, defined benefit plan settlement charges and impairment of data center assets.

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

        In connection with the acquisition of Aruba Networks, Inc. ("Aruba") in the third quarter of fiscal 2015, HP recorded approximately $1.8 billion of goodwill, $628 million of intangible assets and $149 million of in-process research and development. HP reports the financial results of Aruba's business in the Networking business unit within the EG segment. As of July 31, 2015, other than the EG segment, there have been no material changes to the total assets of HP's other individual segments since October 31, 2014.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

Segment Operating Results

	Personal Systems and Printing Group
	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
	In millions
Three months ended July 31, 2015
Net revenue	$7,246	$5,042	$6,680	$4,773	$821	$783	$4	$25,349
Intersegment net revenue and other	245	66	327	203	79	23	—	943

Total segment net revenue	$7,491	$5,108	$7,007	$4,976	$900	$806	$4	$26,292

Earnings (loss) from operations	$222	$910	$912	$297	$185	$87	$(148)	$2,465

Three months ended July 31, 2014
Net revenue	$8,368	$5,514	$6,666	$5,328	$873	$833	$3	$27,585
Intersegment net revenue and other	281	76	206	262	86	22	—	933

Total segment net revenue	$8,649	$5,590	$6,872	$5,590	$959	$855	$3	$28,518

Earnings (loss) from operations	$346	$1,026	$963	$231	$203	$79	$(115)	$2,733

Nine months ended July 31, 2015
Net revenue	$23,046	$15,911	$19,683	$14,179	$2,452	$2,348	$22	$77,641
Intersegment net revenue and other	729	193	866	607	211	66	—	2,672

Total segment net revenue	$23,775	$16,104	$20,549	$14,786	$2,663	$2,414	$22	$80,313

Earnings (loss) from operations	$770	$2,973	$2,952	$639	$502	$262	$(416)	$7,682

Nine months ended July 31, 2014
Net revenue	$24,638	$17,063	$19,852	$16,054	$2,610	$2,534	$297	$83,048
Intersegment net revenue and other	717	176	623	833	236	58	—	2,643

Total segment net revenue	$25,355	$17,239	$20,475	$16,887	$2,846	$2,592	$297	$85,691

Earnings (loss) from operations	$915	$3,145	$2,923	$439	$534	$279	$(92)	$8,143

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

        The reconciliation of segment operating results to HP consolidated results was as follows:

	Three months ended July 31		Nine months ended July 31
	2015	2014	2015	2014
	In millions
Net Revenue:
Total segments	$26,292	$28,518	$80,313	$85,691
Elimination of intersegment net revenue and other	(943)	(933)	(2,672)	(2,643)

Total HP consolidated net revenue	$25,349	$27,585	$77,641	$83,048

Earnings before taxes:
Total segment earnings from operations	$2,465	$2,733	$7,682	$8,143
Corporate and unallocated costs and eliminations	(128)	(265)	(462)	(637)
Stock-based compensation expense	(160)	(132)	(476)	(432)
Amortization of intangible assets	(242)	(227)	(685)	(774)
Restructuring charges	(25)	(649)	(426)	(1,015)
Acquisition-related charges(1)	(47)	(2)	(70)	(8)
Separation costs	(401)	—	(750)	—
Defined benefit plan settlement charges	(114)	—	(114)	—
Impairment of data center assets	(136)	—	(136)	—
Interest and other, net	(108)	(145)	(421)	(482)

Total HP consolidated earnings before taxes	$1,104	$1,313	$4,142	$4,795

(1)
Acquisition-related charges in the current period primarily include a non-cash inventory fair value adjustment charge as well as professional service and legal fees associated with the acquisition of Aruba.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Segment Information (Continued)

        Net revenue by segment and business unit was as follows:

	Three months ended July 31		Nine months ended July 31
	2015	2014	2015	2014
	In millions
Notebooks	$3,993	$4,359	$12,887	$12,671
Desktops	2,700	3,395	8,411	10,012
Workstations	507	579	1,546	1,660
Other	291	316	931	1,012

Personal Systems	7,491	8,649	23,775	25,355

Supplies	3,455	3,660	10,740	11,321
Commercial Hardware	1,250	1,401	3,870	4,150
Consumer Hardware	403	529	1,494	1,768

Printing	5,108	5,590	16,104	17,239

Total Printing and Personal Systems Group	12,599	14,239	39,879	42,594

Industry Standard Servers	3,335	3,097	9,860	9,104
Technology Services	1,881	2,074	5,800	6,282
Storage	784	796	2,361	2,438
Networking	823	672	1,941	1,960
Business Critical Systems	184	233	587	691

Enterprise Group	7,007	6,872	20,549	20,475

Infrastructure Technology Outsourcing	3,036	3,494	9,039	10,592
Application and Business Services	1,940	2,096	5,747	6,295

Enterprise Services	4,976	5,590	14,786	16,887

Software	900	959	2,663	2,846
HP Financial Services	806	855	2,414	2,592
Corporate Investments	4	3	22	297

Total segment net revenue	26,292	28,518	80,313	85,691

Eliminations of intersegment net revenue and other	(943)	(933)	(2,672)	(2,643)

Total net revenue	$25,349	$27,585	$77,641	$83,048

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Restructuring

  Summary of Restructuring Plans

        HP's restructuring activities summarized by plan were as follows:

			Nine months ended July 31, 2015				As of July 31, 2015
		Three months ended July 31, 2015 Restructuring Charges
	Balance, October 31, 2014		Restructuring Charges	Cash Payments	Other Adjustments and Non-Cash Settlements	Balance, July 31, 2015	Total Costs Incurred to Date	Total Expected Costs to Be Incurred
	In millions
Fiscal 2012 Plan
Severance and EER	$955	$14	$385	$(898)	$(73)	$369	$4,778	$4,910
Infrastructure and other	98	18	55	(96)	(3)	54	570	590

Total 2012 Plan	1,053	32	440	(994)	(76)	423	5,348	5,500
Other Plans:
Severance	7	(4)	(4)	—	(1)	2	2,625	2,625
Infrastructure	54	(3)	(10)	(12)	(1)	31	1,423	1,423

Total Other Plans	61	(7)	(14)	(12)	(2)	33	4,048	4,048

Total restructuring plans	$1,114	$25	$426	$(1,006)	$(78)	$456	$9,396	$9,548

Reflected in Consolidated Condensed Balance Sheets:
Accrued restructuring	$898					$330

Other liabilities	$216					$126

  Fiscal 2012 Restructuring Plan

        On May 23, 2012, HP adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As of July 31, 2015 HP estimated that it would eliminate approximately 55,000 positions in connection with the 2012 Plan through fiscal 2015, with a portion of those employees exiting the company as part of voluntary enhanced early retirement ("EER") programs in the U.S. and in certain other countries. HP estimates that it will recognize approximately $5.5 billion in total aggregate charges in connection with the 2012 Plan. HP expects approximately $4.9 billion to relate to workforce reductions, including the EER programs, and approximately $590 million to relate to infrastructure, including data center and real estate consolidation, and other items. As of July 31, 2015, HP had recorded $5.3 billion in aggregate charges of which $4.8 billion related to workforce reductions and $570 million related to infrastructure, including data center and real estate consolidation, and other items. HP expects to record the majority of the remaining charges through the end of fiscal 2015 as the accounting recognition criteria are met. Certain charges related to the closure and consolidation of data centers and other real estate that were included as part of the 2012 Plan will continue to be incurred beyond fiscal 2015. As of July 31, 2015, HP had eliminated approximately 51,500 positions for which a severance payment has been or will be made as part of the 2012 Plan. The severance- and infrastructure-related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Restructuring (Continued)

        On August 20, 2015, HP adjusted its previous estimate of 55,000 positions to be eliminated under the 2012 Plan by up to an additional 5% without an increase to the earlier estimated aggregate amount to be recognized as a result of the impacted positions being currently located in lower cost severance regions.

  Other Plans

        Restructuring plans initiated by HP in fiscal 2008 and 2010 were substantially completed as of July 31, 2015. Severance- and infrastructure-related cash payments associated with the other plans are expected to be paid out through fiscal 2019.

Note 4: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit cost (credit) recognized in the Consolidated Condensed Statements of Earnings was as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2015	2014	2015	2014	2015	2014
	In millions
Service cost	$—	$—	$82	$78	$1	$1
Interest cost	141	142	155	187	7	8
Expected return on plan assets	(197)	(203)	(292)	(290)	(10)	(9)
Amortization and deferrals:
Actuarial loss (gain)	13	4	107	81	(2)	(2)
Prior service benefit	—	—	(5)	(6)	(5)	(10)

Net periodic benefit (credit) cost	(43)	(57)	47	50	(9)	(12)
Settlement loss	96	1	—	2	—	—
Special termination benefits	—	—	9	5	1	—

Net benefit cost (credit)	$53	$(56)	$56	$57	$(8)	$(12)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2015	2014	2015	2014	2015	2014
	In millions
Service cost	$—	$—	$249	$233	$3	$3
Interest cost	427	426	471	555	21	24
Expected return on plan assets	(630)	(608)	(884)	(858)	(28)	(26)
Amortization and deferrals:
Actuarial loss (gain)	39	12	323	239	(8)	(7)
Prior service benefit	—	—	(15)	(18)	(15)	(30)

Net periodic benefit (credit) cost	(164)	(170)	144	151	(27)	(36)
Curtailment gain	—	—	—	(5)	—	—
Settlement loss	96	1	3	4	—	—
Special termination benefits	—	—	22	33	1	(11)

Net benefit (credit) cost	$(68)	$(169)	$169	$183	$(26)	$(47)

Employer Contributions and Funding Policy

        HP's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

        During the second quarter of fiscal 2015, HP lowered its initial estimates related to expected contributions in fiscal 2015 by $52 million due to favorable foreign currency exchange rates and a change in the estimated local funding requirements. As a result, HP expected its fiscal 2015 contributions to be approximately $641 million to its non-U.S. pension plans, approximately $32 million to cover benefit payments to U.S. non-qualified plan participants and approximately $43 million to cover benefit claims under HP's post-retirement benefit plans.

        During the nine months ended July 31, 2015, HP contributed $575 million to its non-U.S. pension plans, paid $22 million to cover benefit payments to U.S. non-qualified plan participants, and paid $29 million to cover benefit claims under HP's post-retirement benefit plans. During the remainder of fiscal 2015, HP anticipates making additional contributions of approximately $66 million to its non-U.S. pension plans and approximately $10 million to its U.S. non-qualified plan participants and expects to pay approximately $14 million to cover benefit claims under HP's post-retirement benefit plans.

        In January 2015, HP offered certain terminated vested participants of the U.S. HP Pension Plan the option of receiving their pension benefit in a one-time voluntary lump sum window. Approximately 50% of the eligible participants elected to receive their benefits and as a result the pension plan trust paid $827 million in lump sum payments to these participants during the three months ended July 31, 2015. As a result of the lump sum program, HP incurred a settlement expense of $96 million and a remeasurement of the U.S. defined benefit plans was required. As a result of the remeasurement, there was a reduction in the projected benefit obligation that was partially offset by a related decline in plan assets such that the net funded status of the plan improved by $107 million as compared to October 31, 2014. The remeasurement also resulted in an additional net periodic benefit cost of $45 million for fiscal 2015. During the three months ended July 31, 2015, HP recognized $18 million of the additional

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

net periodic benefit cost as well as the settlement expense in Defined benefit plan settlement charges in the Consolidated Condensed Statements of Earnings.

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

        Stock-based compensation expense and the resulting tax benefits were as follows:

	Three months ended July 31		Nine months ended July 31
	2015	2014	2015	2014
	In millions
Stock-based compensation expense	$160	$132	$476	$432
Income tax benefit	(52)	(42)	(154)	(138)

Stock-based compensation expense, net of tax	$108	$90	$322	$294

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. For the nine months ended July 31, 2015, HP granted only restricted stock units.

        A summary of restricted stock award activity is as follows:

	Nine months ended July 31, 2015
	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	40,808	$24
Granted and assumed through acquisition	25,532	$36
Vested	(18,996)	$25
Forfeited	(2,760)	$28

Outstanding at end of period	44,584	$30

        During the three months ended July 31, 2015, HP assumed approximately 8 million shares of restricted stock units through acquisition with a weighted-average grant date fair value of $33 per share.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Stock-Based Compensation (Continued)

        At July 31, 2015, there was $847 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.4 years.

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

	Three months ended July 31		Nine months ended July 31
	2015	2014	2015	2014
Weighted-average fair value of grants per option(1)	$6.28	$7.53	$7.90	$7.44
Expected volatility(2)	26.7%	27.6%	26.3%	33.2%
Risk-free interest rate(3)	1.6%	1.6%	1.7%	1.8%
Expected dividend yield(4)	2.3%	1.9%	1.8%	2.1%
Expected term in years(5)	5.2	5.2	5.8	5.7

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Stock-Based Compensation (Continued)

        A summary of stock option activity is as follows:

	Nine months ended July 31, 2015
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	57,853	$27
Granted and assumed through acquisitions	8,290	$37
Exercised	(10,918)	$19
Forfeited/cancelled/expired	(16,483)	$40

Outstanding at end of period	38,742	$26	5.3	$275

Vested and expected to vest at end of period	36,443	$26	5.3	$260

Exercisable at end of period	17,635	$25	4.1	$142

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the third quarter of fiscal 2015. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the third quarter of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three and nine months ended July 31, 2015 was $23 million and $192 million, respectively.

        At July 31, 2015, there was $61 million of unrecognized pre-tax stock-based compensation expense related to unvested stock options, which HP expects to recognize over the remaining weighted-average vesting period of 1.7 years.

Note 6: Taxes on Earnings

  Provision for Taxes

        HP's effective tax rate was 22.6% and 25.0% for the three months ended July 31, 2015 and 2014, respectively, and 22.0% and 23.2% for the nine months ended July 31, 2015 and 2014, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all foreign earnings because HP plans to reinvest some of those earnings indefinitely outside the U.S.

        In the three and nine months ended July 31, 2015, HP recorded discrete items resulting in net tax benefits of $164 million and $349 million, respectively. These amounts included a tax benefit of $122 million and $237 million, for the three and nine months ended July 31, 2015, respectively, on separation charges and a tax benefit of $23 million and $75 million for the three and nine months ended July 31, 2015, respectively, on combined restructuring and acquisition-related charges. The nine month period ended July 31, 2015, also included a tax benefit of $47 million arising from the retroactive research and development credit provided by the Tax Increase Prevention Act of 2014 signed into law in December 2014. Additionally, in the three and nine months ended July 31, 2015, HP recorded various other discrete tax benefits of $19 million and tax charges of $10 million, respectively.

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

        As of July 31, 2015 and October 31, 2014, the amount of unrecognized tax benefits was $11.1 billion and $4.1 billion respectively, of which up to $2.4 billion and $2.2 billion would affect HP's effective tax rate if realized as of the respective periods. The $7.0 billion increase in the amount of unrecognized tax benefits for the nine months ended July 31, 2015 primarily relates to the timing of intercompany royalty income recognition which does not affect HP's effective tax rate. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Consolidated Condensed Statements of Earnings. As of July 31, 2015, HP had accrued $254 million for interest and penalties.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Taxes on Earnings (Continued)

  Deferred Tax Assets and Liabilities

        Current and long-term deferred tax assets and liabilities included in the Consolidated Condensed Balance Sheets are as follows:

	As of
	July 31, 2015	October 31, 2014
	In millions
Current deferred tax assets	$3,242	$2,754
Current deferred tax liabilities	(216)	(284)
Long-term deferred tax assets	899	740
Long-term deferred tax liabilities	(2,965)	(1,124)

Net deferred tax assets net of deferred tax liabilities	$960	$2,086

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

        Separation costs are expenses associated with HP's plan to separate into two independent publicly-traded companies. These costs include finance, IT, consulting and legal fees, real estate, and other items that are incremental and one-time in nature. HP is recording a deferred tax asset on a portion of these costs and expenses as they are incurred through fiscal 2015. HP expects a portion of these deferred tax assets associated with separation costs and expenses will be eliminated, as non-deductible expenses, at the time the separation is executed. Furthermore, HP concluded on the legal form of the separation and in May, 2015 announced that Hewlett Packard Enterprise Company ("Hewlett Packard Enterprise") will be the spinnee in the U.S. Accordingly, HP expects to effect certain internal reorganizations of, and transactions among, its wholly-owned subsidiaries and operating activities in preparation for the legal form of separation. As a result, in future periods, HP expects to record the impact of separation-related activities, which may result in adjustments to increase certain deferred tax assets and could have a material impact on HP's operations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts Receivable, Net

	As of
	July 31, 2015	October 31, 2014
	In millions
Accounts receivable	$12,953	$14,064
Allowance for doubtful accounts	(200)	(232)

	$12,753	$13,832

        The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Nine months ended July 31, 2015
In millions
Balance at beginning of period	$232
Provision for doubtful accounts, net of recoveries	24
Deductions	(56)

Balance at end of period	$200

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Balance Sheet Details (Continued)

        HP has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The maximum, utilized and available program capacity under these revolving short-term financing arrangements was as follows:

	As of
	July 31, 2015	October 31, 2014
	In millions
Non-recourse arrangements:
Maximum program capacity	$1,068	$1,083
Utilized capacity(1)(2)	(598)	(613)

Available capacity	$470	$470

Partial-recourse arrangements:
Maximum program capacity	$1,805	$1,877
Utilized capacity(1)(2)	(1,318)	(1,500)

Available capacity	$487	$377

Total arrangements:
Maximum program capacity	$2,873	$2,960
Utilized capacity(1)(2)	(1,916)	(2,113)

Available capacity	$957	$847

(1)
Utilized capacity represents the receivables sold to third parties, but not collected from the customer by the third parties.

(2)
HP reflects the amounts transferred to, but not yet collected from, third parties in Accounts receivable in the Consolidated Condensed Balance Sheets. These amounts, included in the utilized capacity are as follows:

	As of
	July 31, 2015	October 31, 2014
	In millions
Non-recourse arrangements	$6	$78
Partial-recourse arrangements	284	381

Total arrangements	$290	$459

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Balance Sheet Details (Continued)

        The activity related to HP's revolving short-term financing arrangements was as follows:

Nine months ended July 31, 2015
In millions
Balance at beginning of period(1)	$459
Trade receivables sold	7,828
Cash receipts	(7,964)
Foreign currency and other	(33)

Balance at end of period(1)	$290

(1)
Beginning and ending balance represents amounts for trade receivables sold but not yet collected.

  Inventory

	As of
	July 31, 2015	October 31, 2014
	In millions
Finished goods	$4,284	$3,973
Purchased parts and fabricated assemblies	2,416	2,442

	$6,700	$6,415

  Property, Plant and Equipment

	As of
	July 31, 2015	October 31, 2014
	In millions
Land	$535	$540
Buildings and leasehold improvements	9,083	9,048
Machinery and equipment, including equipment held for lease	16,860	16,664

	26,478	26,252

Accumulated depreciation	(15,450)	(14,912)

	$11,028	$11,340

        For the nine months ended July 31, 2015, the change in gross property, plant and equipment was due primarily to purchases of $2.7 billion, which were partially offset by sales and retirements totaling $2.0 billion and unfavorable currency impacts of $0.4 billion. Accumulated depreciation associated with the assets sold or retired was $1.7 billion.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Balance Sheet Details (Continued)

  Other Liabilities

	As of
	July 31, 2015	October 31, 2014
	In millions
Pension, post-retirement, and post-employment liabilities	$5,305	$6,379
Deferred revenue—long-term	4,317	3,931
Deferred tax liability—long-term	2,965	1,124
Tax liability—long-term	1,618	2,861
Other long-term liabilities	1,884	2,010

	$16,089	$16,305

Note 8: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases of HP and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of
	July 31, 2015	October 31, 2014
	In millions
Minimum lease payments receivable	$6,751	$6,982
Unguaranteed residual value	220	235
Unearned income	(529)	(547)

Financing receivables, gross	6,442	6,670
Allowance for doubtful accounts	(96)	(111)

Financing receivables, net	6,346	6,559
Less: current portion(1)	(2,804)	(2,946)

Amounts due after one year, net(1)	$3,542	$3,613

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

        The credit risk profile of gross financing receivables, based on internally assigned ratings, was as follows:

	As of
	July 31, 2015	October 31, 2014
	In millions
Risk Rating:
Low	$3,333	$3,536
Moderate	3,036	3,022
High	73	112

Total	$6,442	$6,670

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financing Receivables and Operating Leases (Continued)

        The allowance for doubtful accounts related to financing receivables and changes were as follows:

Nine months ended July 31, 2015
In millions
Balance at beginning of period	$111
Provision for doubtful accounts	15
Deductions	(30)

Balance at end of period	$96

        The gross financing receivables and related allowance evaluated for loss were as follows:

	As of
	July 31, 2015	October 31, 2014
	In millions
Gross financing receivables collectively evaluated for loss	$6,189	$6,378
Gross financing receivables individually evaluated for loss	253	292

Total	$6,442	$6,670

Allowance for financing receivables collectively evaluated for loss	$79	$92
Allowance for financing receivables individually evaluated for loss	17	19

Total	$96	$111

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Financing Receivables and Operating Leases (Continued)

        The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	July 31, 2015	October 31, 2014
	In millions
Billed(1):
Current 1-30 days	$295	$243
Past due 31-60 days	51	46
Past due 61-90 days	17	12
Past due >90 days	54	49
Unbilled sales-type and direct-financing lease receivables	6,025	6,320

Total gross financing receivables	$6,442	$6,670

Gross financing receivables on non-accrual status(2)	$174	$130

Gross financing receivables 90 days past due and still accruing interest(2)	$79	$162

(1)
Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)
Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

  Operating Leases

        Operating lease assets included in machinery and equipment in the Consolidated Condensed Balance Sheets were as follows:

	As of
	July 31, 2015	October 31, 2014
	In millions
Equipment leased to customers	$4,016	$3,977
Accumulated depreciation	(1,378)	(1,382)

	$2,638	$2,595

Note 9: Acquisitions and Divestitures

  Acquisitions

        During the nine months ended July 31, 2015, HP completed four acquisitions. The purchase price allocation for these acquisitions as set forth in the table below reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Acquisitions and Divestitures (Continued)

tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes, and residual goodwill. HP expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments that HP determines to be material will be applied retrospectively to the period of acquisition in HP's consolidated financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

        Pro forma results of operations for these acquisitions have not been presented because they are not material to HP's consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.

        The following table presents the aggregate purchase price allocation, including those items that are still preliminary allocations, for HP's acquisitions during the nine months ended July 31, 2015:

In millions
Goodwill	$1,959
Amortizable intangible assets	687
In-process research and development	155
Net assets assumed	240

Total fair value of consideration	$3,041

  Acquisition of Aruba

        HP's largest acquisition during the nine months ended July 31, 2015 was the acquisition of Aruba, which was completed in May 2015. Aruba is a leading provider of next-generation network access solutions for the mobile enterprise. HP reports the financial results of Aruba's business in the Networking business unit within the EG segment. The acquisition date fair value of consideration of $2.8 billion consisted of cash paid for outstanding common stock, vested in-the-money stock awards and the estimated fair value of earned unvested stock awards assumed by HP. In connection with this acquisition, HP recorded approximately $1.8 billion of goodwill, $628 million of intangible assets and $149 million of in-process research and development. HP is amortizing the intangible assets on a straight-line basis over an estimated weighted-average life of six years.

  Divestitures

        During the third quarter of fiscal 2015, HP completed or was in the process of completing three divestitures which resulted in $156 million of proceeds. These divestitures included HP's sale of its web-based photo sharing and photo printing service, Snapfish, to digital imaging fulfillment services firm District Photo which was completed in a number of jurisdictions, including the United States. The sale is expected to be completed in remaining jurisdictions by the end of fiscal 2015, subject to customary closing conditions. Snapfish was previously reported within the Consumer Hardware business unit within the Printing segment. Additionally, HP completed the sale of its iManage business, which was previously reported within the Software segment. The gains associated with these divestitures were

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Acquisitions and Divestitures (Continued)

included in Selling, general and administrative expenses on the Consolidated Condensed Statements of Earnings.

        In May 2015, HP and Tsinghua Holdings jointly announced a partnership that will bring together the Chinese enterprise technology assets of HP and Tsinghua University to create a Chinese provider of technology infrastructure. Under the definitive agreement, Tsinghua Holdings subsidiary, Unisplendour Corporation, will purchase 51% of a new business called H3C, comprising HP's current H3C Technologies and China-based server, storage and technology services businesses, for approximately $2.3 billion. HP China will maintain 100% ownership of its existing China-based Enterprise Services, Software, HP Helion Cloud, Printing and Personal Systems businesses. Once the transaction closes, the new H3C will be the exclusive provider for HP's server, storage and networking portfolio, as well as HP's exclusive hardware support services provider in China, customized for that market. The transaction is expected to close near the end of calendar 2015, subject to regulatory approvals and other closing conditions.

Note 10: Goodwill and Intangible Assets

  Goodwill

        Goodwill allocated to HP's reportable segments and changes in the carrying amount of goodwill were as follows:

	Nine months ended July 31, 2015
	Personal Systems	Printing	Enterprise Group	Enterprise Services(2)	Software	HP Financial Services	Corporate Investments	Total
	In millions
Balance at beginning of period(1)	$2,588	$2,591	$16,867	$97	$8,852	$144	$—	$31,139
Goodwill acquired during period	—	—	1,863	—	96	—	—	1,959
Goodwill adjustments	—	(11)	(20)	(3)	(39)	—	—	(73)

Balance at end of period(1)	$2,588	$2,580	$18,710	$94	$8,909	$144	$—	$33,025

(1)
Goodwill at July 31, 2015 and October 31, 2014 is net of accumulated impairment losses of $14.5 billion. Of that amount, $8.0 billion relates to the ES segment, $5.7 billion relates to Software, and the remaining $0.8 billion relates to Corporate Investments.

(2)
Goodwill relates to the MphasiS Limited reporting unit.

        During the nine months ended July 31, 2015, HP recorded approximately $2.0 billion of goodwill related to acquisitions based on its preliminary fair value estimates of the assets acquired. Goodwill adjustments primarily relate to the allocation of goodwill to the iManage and Snapfish businesses, which were sold during the period, and foreign currency fluctuations.

        Goodwill is tested for impairment at the reporting unit level. As of July 31, 2015, our reporting units are consistent with the reportable segments identified in Note 2, except for ES, which includes

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Goodwill and Intangible Assets (Continued)

two reporting units: MphasiS Limited; and the remainder of ES. HP will continue to evaluate the recoverability of goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.

  Intangible Assets

        HP's intangible assets are composed of:

	As of July 31, 2015				As of October 31, 2014
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,376	$(3,596)	$(856)	$924	$5,289	$(3,228)	$(856)	$1,205
Developed and core technology and patents	4,485	(1,262)	(2,138)	1,085	4,266	(1,301)	(2,138)	827
Trade name and trade marks	1,664	(243)	(1,336)	85	1,693	(261)	(1,336)	96
In-process research and development	155	—	—	155	—	—	—	—

Total intangible assets	$11,680	$(5,101)	$(4,330)	$2,249	$11,248	$(4,790)	$(4,330)	$2,128

        During the nine months ended July 31, 2015, the increase in gross intangible assets was due primarily to intangible assets and in-process research and development resulting from HP's acquisitions, primarily the acquisition of Aruba. The reported amounts are based on preliminary fair value estimates of the assets acquired. Additionally, $494 million of intangible assets became fully amortized and have been eliminated from gross intangible assets and accumulated amortization during this period.

        As of July 31, 2015, the estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year	In millions
2015 (remaining 3 months)	$245
2016	773
2017	352
2018	252
2019	213
2020	179
Thereafter	80

Total	$2,094

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2015				As of October 31, 2014
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$3,196	$—	$3,196	$—	$2,865	$—	$2,865
Money market funds	9,926	—	—	9,926	9,857	—	—	9,857
Mutual funds	—	289	—	289	—	244	—	244
Marketable equity securities	62	9	—	71	14	5	—	19
Foreign bonds	9	321	—	330	9	367	—	376
Other debt securities	—	1	41	42	—	1	46	47
Derivatives:
Interest rate contracts	—	88	—	88	—	105	—	105
Foreign currency contracts	—	1,215	7	1,222	—	862	6	868
Other derivatives	—	4	—	4	—	7	—	7

Total assets	$9,997	$5,123	$48	$15,168	$9,880	$4,456	$52	$14,388

Liabilities
Derivatives:
Interest rate contracts	$—	$3	$—	$3	$—	$55	$—	$55
Foreign currency contracts	—	485	2	487	—	348	2	350
Other derivatives	—	1	—	1	—	—	—	—

Total liabilities	$—	$489	$2	$491	$—	$403	$2	$405

        During the nine months ended July 31, 2015, HP transferred $41 million of marketable equity securities from Level 2 to Level 1 within the fair value hierarchy as a result of a change in the market activity of the underlying investment. The remaining transfers between levels within the fair value hierarchy were not material.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Fair Value (Continued)

        Derivative Instruments: HP uses forward contracts, interest rate and total return swaps and option contracts to hedge certain foreign currency and interest rate exposures. HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign currency rates, and forward and spot prices for currencies and interest rates. See Note 12 for a further discussion of HP's use of derivative instruments.

  Other Fair Value Disclosures

        Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP's debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt was $25.7 billion at July 31, 2015, compared to its carrying amount of $25.5 billion at that date. The estimated fair value of HP's short- and long-term debt was $19.9 billion at October 31, 2014, compared to its carrying amount of $19.5 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

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

        Non-Marketable Equity Investments and Non-Financial Assets: Elements within HP's non-marketable equity investments and non-financial assets, such as goodwill, intangible assets and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Consolidated Condensed Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy. During the three months ended July 31, 2015, HP determined that it would exit certain data centers. HP conducted an analysis of the respective asset group to determine if the carrying value is greater than the fair value. As a result of this assessment, HP recorded a $136 million impairment charge to Impairment of data center assets on the Consolidated Condensed Statements of Earnings.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments were as follows:

	As of July 31, 2015				As of October 31, 2014
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$3,043	$—	$—	$3,043	$2,720	$—	$—	$2,720
Money market funds	9,926	—	—	9,926	9,857	—	—	9,857
Mutual funds	250	—	—	250	110	—	—	110

Total cash equivalents	13,219	—	—	13,219	12,687	—	—	12,687

Available-for-Sale Investments:
Debt securities:
Time deposits	153	—	—	153	145	—	—	145
Foreign bonds	251	79	—	330	286	90	—	376
Other debt securities	55	—	(13)	42	61	—	(14)	47

Total debt securities	459	79	(13)	525	492	90	(14)	568

Equity securities:
Mutual funds	39	—	—	39	134	—	—	134
Equity securities in public companies	59	8	—	67	8	7	—	15

Total equity securities	98	8	—	106	142	7	—	149

Total available-for-sale investments	557	87	(13)	631	634	97	(14)	717

Total cash equivalents and available-for-sale investments	$13,776	$87	$(13)	$13,850	$13,321	$97	$(14)	$13,404

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of July 31, 2015 and October 31, 2014, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of July 31, 2015 and October 31, 2014. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

        Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of July 31, 2015
	Amortized Cost	Fair Value
	In millions
Due in one year	$135	$135
Due in one to five years	4	4
Due in more than five years	320	386

	$459	$525

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments (Continued)

        Equity securities in privately held companies include cost basis and equity method investments and are included in Long-term financing receivables and other assets in the Consolidated Condensed Balance Sheets. These amounted to $60 million and $97 million at July 31, 2015 and October 31, 2014, respectively.

  Derivative Instruments

        HP is a global company exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, option contracts, interest rate swaps and total return swaps, to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting the fair value of assets and liabilities. HP does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. HP may designate its derivative contracts as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Condensed Balance Sheets. HP classifies cash flows from its derivative programs with the activities that correspond to the underlying hedged items in the Consolidated Condensed Statements of Cash Flows.

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

        To further mitigate credit exposure to counterparties, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP's or the counterparty's credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives' net liability position. Collateral is generally posted within two business days. The fair value of derivatives with credit contingent features in a net liability position was $43 million and $38 million at July 31, 2015 and October 31, 2014, respectively, all of which were fully collateralized within two business days.

        Under HP's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP's financial position or cash flows as of July 31, 2015 and October 31, 2014.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of July 31, 2015					As of October 31, 2014
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$10,800	$13	$75	$—	$3	$10,800	$3	$102	$—	$55
Cash flow hedges:
Foreign currency contracts	21,316	596	245	247	125	20,196	539	124	131	94
Net investment hedges:
Foreign currency contracts	1,879	122	73	3	2	1,952	44	47	10	8

Total derivatives designated as hedging instruments	33,995	731	393	250	130	32,948	586	273	141	157

Derivatives not designated as hedging instruments
Foreign currency contracts	12,636	112	74	57	53	21,384	82	32	82	25
Other derivatives	321	3	1	1	—	361	6	1	—	—

Total derivatives not designated as hedging instruments	12,957	115	75	58	53	21,745	88	33	82	25

Total derivatives	$46,952	$846	$468	$308	$183	$54,693	$674	$306	$223	$182

  Offsetting of Derivative Instruments

        HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of July 31, 2015 and October 31, 2014, information related to the potential effect of HP's master netting agreements and collateral security agreements was as follows:

	As of July 31, 2015
	In the Consolidated Condensed Balance Sheets
							(vi) = (iii)–(iv)–(v)
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$1,314	$—	$1,314	$448	$756	(1)	$110
Derivative liabilities	$491	$—	$491	$448	$43	(2)	$—

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments (Continued)

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

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three and nine months ended July 31, 2015 and 2014 were as follows:

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2015	Nine months ended July 31, 2015	Hedged Item	Location	Three months ended July 31, 2015	Nine months ended July 31, 2015
		In millions				In millions
Interest rate contracts	Interest and other, net	$(26)	$35	Fixed-rate debt	Interest and other, net	$26	$(35)

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2014	Nine months ended July 31, 2014	Hedged Item	Location	Three months ended July 31, 2014	Nine months ended July 31, 2014
		In millions				In millions
Interest rate contracts	Interest and other, net	$(17)	$(63)	Fixed-rate debt	Interest and other, net	$17	$63

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments (Continued)

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2015 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2015	Nine months ended July 31, 2015	Location	Three months ended July 31, 2015	Nine months ended July 31, 2015
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$326	$979	Net revenue	$177	$1,044
Foreign currency contracts	(67)	(207)	Cost of products	(44)	(113)
Foreign currency contracts	1	(1)	Other operating expenses	—	(7)
Foreign currency contracts	32	134	Interest and other, net	26	125

Total cash flow hedges	$292	$905		$159	$1,049

Net investment hedges:
Foreign currency contracts	$85	$208	Interest and other, net	$—	$—

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2014 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2014	Nine months ended July 31, 2014	Location	Three months ended July 31, 2014	Nine months ended July 31, 2014
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$155	$19	Net revenue	$(103)	$(229)
Foreign currency contracts	(6)	(84)	Cost of products	(12)	(56)
Foreign currency contracts	3	14	Other operating expenses	—	(7)
Foreign currency contracts	(18)	(54)	Interest and other, net	(10)	(43)

Total cash flow hedges	$134	$(105)		$(125)	$(335)

Net investment hedges:
Foreign currency contracts	$(7)	$(8)	Interest and other, net	$—	$—

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Financial Instruments (Continued)

        As of July 31, 2015 and 2014, no portion of the hedging instruments gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the three and nine months ended July 31, 2015 and 2014.

        As of July 31, 2015, HP expects to reclassify an estimated net accumulated other comprehensive gain of approximately $89 million, net of taxes, to earnings in the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions.

        The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three and nine months ended July 31, 2015 and 2014 was as follows:

	Gain (Loss) Recognized in Earnings on Derivatives
	Location	Three months ended July 31, 2015	Nine months ended July 31, 2015
		In millions
Foreign currency contracts	Interest and other, net	$127	$263
Other derivatives	Interest and other, net	—	(5)

Total		$127	$258

	Gain (Loss) Recognized in Earnings on Derivatives
	Location	Three months ended July 31, 2014	Nine months ended July 31, 2014
		In millions
Foreign currency contracts	Interest and other, net	$11	$51
Other derivatives	Interest and other, net	(5)	(13)

Total		$6	$38

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Borrowings

  Notes Payable and Short-Term Borrowings

	As of July 31, 2015		As of October 31, 2014
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$2,935	1.6%	$2,655	2.2%
Commercial paper(1)	4,110	0.5%	298	0.5%
Term loan agreement	3,500	1.3%	—	—
Notes payable to banks, lines of credit and other(1)	489	3.2%	533	4.0%

	$11,034		$3,486

(1)
Commercial paper includes $186 million and $298 million and Notes payable to banks, lines of credit and other includes $329 million and $404 million at July 31, 2015 and October 31, 2014, respectively, of borrowing- and funding-related activity associated with HPFS and its subsidiaries.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Borrowings (Continued)

  Long-Term Debt

	As of
	July 31, 2015	October 31, 2014
	In millions
U.S. Dollar Global Notes(1)
2006 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017	$500	$500
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018	750	750
2009 Shelf Registration Statement:
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, due September 2015	1,100	1,100
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015	650	650
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	1,349	1,349
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016	1,000	1,000
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, paid March 2015	—	750
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016	1,299	1,298
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
$650 issued at discount to par at a price of 99.946% in December 2011 at 2.625%, paid December 2014	—	650
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016	850	849
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,496	1,496
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, due September 2017	1,500	1,500
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	750	750
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	1,250	1,250

	16,439	17,837
EDS Senior Notes(1)
$300 issued October 1999 at 7.45%, due October 2029	313	313
Other, including capital lease obligations, at 0.00%-8.30%, due in calendar years 2015-2024(2)	513	424
Fair value adjustment related to hedged debt	138	120
Less: current portion	(2,935)	(2,655)

Total long-term debt	$14,468	$16,039

(1)
HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes and EDS Senior Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes and EDS Senior Notes are senior unsecured debt.

(2)
Other, including capital lease obligations includes $173 million and $123 million as of July 31, 2015 and October 31, 2014, respectively, of borrowing- and funding-related activity associated with HPFS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowings.

        As disclosed in Note 12, HP uses interest rate swaps to mitigate the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Borrowings (Continued)

        Interest expense on borrowings recognized in the Consolidated Condensed Statements of Earnings was as follows:

		Three months ended July 31		Nine months ended July 31
Expense	Location	2015	2014	2015	2014
		In millions
Financing interest	Financing interest	$58	$70	$182	$211
Interest expense	Interest and other, net	82	80	224	270

Total interest expense		$140	$150	$406	$481

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

        On April 30, 2015, HP entered into a credit agreement that provides for a senior unsecured delayed, multiple-draw term loan facility in the aggregate principal amount of $5.0 billion. Funds to be borrowed under this agreement may be used for general corporate purposes, including to pay expenses associated with HP's proposed plan to separate into two independent publicly-traded companies and matters related to the acquisition of Aruba. Under the terms of the credit agreement, borrowings will bear interest, at HP's option, by either (i) the LIBOR plus a margin between 100 and 112.5 basis

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Borrowings (Continued)

points, depending on the rating of HP's long-term senior unsecured debt or (ii) an alternate base rate, which is the highest of the agent bank's prime rate, the federal funds effective rate plus one half of 1%, and one-month LIBOR plus 1%, plus a margin between zero and 12.5 basis points, depending on the rating of HP's long-term senior unsecured debt. The scheduled maturity date of the credit agreement is the earlier of November 1, 2015 or the completion date of HP's separation. HP has the option to extend the maturity date upon its request, subject to the agreement of the lenders. The credit facility contains customary representations and warranties and customary affirmative, negative and financial covenants. The financial covenant requires HP to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio. During the third quarter of fiscal 2015, HP borrowed $3.5 billion under this credit agreement. As of July 31, 2015, HP was in compliance with the financial covenants in the agreement.

  Available Borrowing Resources

        HP's and HP's subsidiaries' resources available to obtain short- or long-term financing were as follows:

As of July 31, 2015
In millions
Commercial paper programs(1)	$12,390
Term loan facility	$1,500
Uncommitted lines of credit	$2,307

(1)
The extent to which HP is able to utilize the commercial paper programs as sources of liquidity at any given time is subject to a number of factors, including market demand for HP securities and commercial paper, HP's financial performance, HP's credit ratings and market conditions generally.

Note 14: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the three and nine months ended July 31, 2015, HP repurchased 11 million shares and 65 million shares of common stock at costs of $0.4 billion and $2.6 billion, respectively. In the three and nine months ended July 31, 2014, HP repurchased 16 million shares and 64 million shares of common stock at costs of $0.6 billion and $2.0 billion, respectively. The shares repurchased and settled during the nine months ended July 31, 2015 and 2014 were all open market transactions. As of July 31, 2015, HP had remaining authorization of $2.3 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on July 21, 2011.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Stockholders' Equity (Continued)

  Tax effects related to Other Comprehensive Income

	Three months ended July 31		Nine months ended July 31
	2015	2014	2015	2014
	In millions
Tax effects on change in unrealized gains (losses) on available-for-sale securities:
Tax (provision) benefit on unrealized gains (losses) arising during the period	$(3)	$1	$—	$—

	(3)	1	—	—

Tax effects on change in unrealized gains (losses) on cash flow hedges:
Tax provision on unrealized gains (losses) arising during the period	(89)	(52)	(270)	(17)
Tax provision (benefit) on (gains) losses reclassified into earnings	48	(21)	303	(84)

	(41)	(73)	33	(101)

Tax effects on change in unrealized components of defined benefit plans:
Tax (provision) benefit on losses arising during the period	(65)	(13)	(65)	8
Tax benefit on amortization of actuarial loss and prior service benefit	(8)	(2)	(21)	(16)
Tax benefit (provision) on curtailments, settlements and other	30	—	29	(7)

	(43)	(15)	(57)	(15)

Tax benefit (provision) on change in cumulative translation adjustment	18	1	(26)	(7)

Tax provision on other comprehensive income	$(69)	$(86)	$(50)	$(123)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Stockholders' Equity (Continued)

  Changes and reclassifications related to Other Comprehensive Income, net of taxes

	Three months ended July 31		Nine months ended July 31
	2015	2014	2015	2014
	In millions
Other comprehensive income, net of taxes:
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$1	$8	$(9)	$6
Gains reclassified into earnings	—	—	—	(1)

	1	8	(9)	5

Change in unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	203	82	635	(122)
(Gains) losses reclassified into earnings(1)	(111)	104	(746)	251

	92	186	(111)	129

Change in unrealized components of defined benefit plans:
Losses arising during the period	(140)	(21)	(140)	(111)
Amortization of actuarial loss and prior service benefit(2)	100	65	303	180
Curtailments, settlements and other	127	2	128	35

	87	46	291	104

Change in cumulative translation adjustment	(26)	(21)	(138)	(70)

Other comprehensive income, net of taxes	$154	$219	$33	$168

(1)
Reclassification of pre-tax (gains) losses on cash flow hedges into the Consolidated Condensed Statements of Earnings was as follows:

	Three months ended July 31		Nine months ended July 31
	2015	2014	2015	2014
	In millions
Net revenue	$(177)	$103	$(1,044)	$229
Cost of products	44	12	113	56
Other operating expenses	—	—	7	7
Interest and other, net	(26)	10	(125)	43

	$(159)	$125	$(1,049)	$335

(2)
These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 4.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive income, net of taxes and changes were as follows:

	Nine months ended July 31, 2015
	Net unrealized gains (losses) on available- for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$81	$108	$(5,376)	$(694)	$(5,881)
Other comprehensive (loss) income before reclassifications	(9)	635	(12)	(138)	476
Reclassifications of (gains) losses into earnings	—	(746)	303	—	(443)

Balance at end of period	$72	$(3)	$(5,085)	$(832)	$(5,848)

Note 15: Net Earnings Per Share

        HP calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock awards, stock options, performance-based awards and shares purchased under the 2011 ESPP.

        The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended July 31		Nine months ended July 31
	2015	2014	2015	2014
	In millions, except per share amounts
Numerator:
Net earnings(1)	$854	$985	$3,231	$3,683

Denominator:
Weighted-average shares used to compute basic net EPS	1,805	1,870	1,817	1,889
Dilutive effect of employee stock plans	23	29	25	24

Weighted-average shares used to compute diluted net EPS	1,828	1,899	1,842	1,913

Net earnings per share:
Basic	$0.47	$0.53	$1.78	$1.95
Diluted	$0.47	$0.52	$1.75	$1.93
Anti-dilutive weighted average options(2)	10	18	12	27

(1)
HP considers restricted stock that provide the holder with a non-forfeitable right to receive dividends to be participating securities. As of July 31, 2015, there was no restricted stock

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Net Earnings Per Share (Continued)

  outstanding. For the three and nine months ended July 31, 2014, the net earnings allocated to participating securities were not significant.

(2)
HP excludes options where the assumed proceeds exceed the average market price from the calculation of diluted net EPS, because their effect would be anti-dilutive. The assumed proceeds of an option include the sum of its exercise price, average unrecognized compensation cost and excess tax benefits.

Note 16: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of July 31, 2015, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP's financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in the Stuttgart Civil Court seeking to impose levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under existing law. VG Wort appealed

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. On September 21, 2010, the Constitutional Court published a decision holding that the German Federal Supreme Court erred by not referring questions on interpretation of German copyright law to the Court of Justice of the European Union ("CJEU") and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing on this matter with other cases relating to reprographic levies on printers and PCs that was held on October 31, 2013. The German Federal Supreme Court issued a decision on July 3, 2014 partially granting the claim of VG Wort. The German Federal Supreme Court decision provides that levies are due where the printer is used with a PC to make permitted reprographic copies in a single process under the control of the same person, but no levies are due on a printer for reprographic copies made with a "scanner-PC-printer" product chain. The case has been remitted to the Stuttgart Civil Court to assess the amount to be paid per printer unit. The industry association BITKOM and VG Wort signed a settlement agreement defining the levies due on printers sold in Germany from 2001—2007. HP opted to join the settlement agreement on August 10, 2015.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

        Reprobel, a cooperative society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, requested by extra-judicial means that HP amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the French-speaking chambers of the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that copyright levies payable on such MFDs must be assessed based on the copying speed when operated in the normal print mode set by default in the device. On November 16, 2012, the court issued a decision holding that Belgium law is not in conformity with EU law in a number of respects and ordered that, by November 2013, Reprobel substantiate that the amounts claimed by Reprobel are commensurate with the harm resulting from legitimate copying under the reprographic exception. HP subsequently appealed that court decision to the Courts of Appeal in Brussels seeking to confirm that the Belgian law is not in conformity with EU law and that, if Belgian law is interpreted in a manner consistent with EU law, no payments by HP are required or, alternatively, the payments already made by HP are sufficient to comply with its obligations under Belgian law. On October 23, 2013, the Court of Appeal in Brussels stayed the proceedings and referred several questions to the CJEU relating to whether the Belgian reprographic copyright levies system is in conformity with EU law. The case was heard by the CJEU on January 29, 2015 and the non-binding Opinion of the Advocate General was delivered on June 11, 2015.

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

        Fair Labor Standards Act Litigation.    HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of Electronic Data Systems Corporation ("EDS") or HP have been misclassified as exempt employees under the Fair Labor Standards Act ("FLSA") and/or in violation of the California Labor Code or other state laws. Those matters include the following:

  •
  Cunningham and Cunningham, et al. v. Electronic Data Systems Corporation is a purported collective action filed on May 10, 2006 in the United States District Court for the Southern District of New York claiming that current and former EDS employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. Another purported collective action, Steavens, et al. v. Electronic Data Systems Corporation, was filed on October 23, 2007 in the same court alleging similar facts. The Steavens case was consolidated for pretrial purposes with the Cunningham case. On December 14, 2010, the court granted conditional certification of a class consisting of employees in 20 legacy EDS job codes in the consolidated Cunningham/Steavens matter. On December 11, 2013, HP and plaintiffs' counsel in the consolidated Cunningham/Steavens matter, and the Salva matter described below, mediated these cases and reached a settlement agreement. The court approved the settlement on June 16, 2015 and HP funded the settlement on July 27, 2015.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

  •
  Salva v. Hewlett-Packard Company is a purported collective action filed on June 15, 2012 in the United States District Court for the Western District of New York alleging that certain information technology employees allegedly involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees under the Fair Labor Standards Act. On December 11, 2013, HP and plaintiffs' counsel in the consolidated Cunningham/Steavens matter and the Salva matter mediated these cases and reached a settlement agreement. The court consolidated the Salva matter into the Cunningham/Steavens matter and approved the settlement on June 16, 2015 and HP funded the settlement on July 27, 2015.

  •
  Karlbom, et al. v. Electronic Data Systems Corporation is a class action filed on March 16, 2009 in California Superior Court alleging facts similar to the Cunningham and Steavens matters. The parties are engaged in discovery.

  •
  Benedict v. Hewlett-Packard Company is a purported class action filed on January 10, 2013 in the United States District Court for the Northern District of California alleging that certain technical support employees allegedly involved in installing, maintaining and/or supporting computer software and/or hardware for HP were misclassified as exempt employees under the Fair Labor Standards Act. The plaintiff has also alleged that HP violated California law by, among other things, allegedly improperly classifying these employees as exempt. On February 13, 2014, the court granted the plaintiff's motion for conditional class certification. On May 7, 2015, the plaintiffs filed a motion to certify a Rule 23 state class of certain Technical Solutions Consultants in California, Massachusetts, and Colorado that they claim were improperly classified as exempt from overtime under state law. On July 30, 2015, the court dismissed the Technology Consultant and certain Field Technical Support Consultant opt-ins from the conditionally certified FLSA collective action.

        India Directorate of Revenue Intelligence Proceedings.    On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the "DRI") issued show cause notices to Hewlett-Packard India Sales Private Ltd ("HP India"), a subsidiary of HP, seven HP India employees and one former HP India employee alleging that HP India underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. Prior to the issuance of the show cause notices, HP India deposited approximately $16 million with the DRI and agreed to post a provisional bond in exchange for the DRI's agreement to not seize HP India products and spare parts and to not interrupt the transaction of business by HP India.

        On April 11, 2012, the Bangalore Commissioner of Customs issued an order on the products-related show cause notice affirming certain duties and penalties against HP India and the named individuals of approximately $386 million, of which HP India had already deposited $9 million. On December 11, 2012, HP India voluntarily deposited an additional $10 million in connection with the products-related show cause notice. On April 20, 2012, the Commissioner issued an order on the parts-related show cause notice affirming certain duties and penalties against HP India and certain of the named individuals of approximately $17 million, of which HP India had already deposited $7 million. After the order, HP India deposited an additional $3 million in connection with the parts-related show cause notice so as to avoid certain penalties.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

        HP India filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to remand the matter to the Commissioner on procedural grounds. The hearing scheduled to reconvene on April 6, 2015 was cancelled at the request of the Customs Tribunal. A new hearing date has not been set.

        Russia GPO and Other Anti-Corruption Investigations.    The German Public Prosecutor's Office ("German PPO") has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the General Prosecutor's Office of the Russian Federation. The approximately €35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network. The German PPO issued an indictment of four individuals, including one current and two former HP employees, on charges including bribery, breach of trust and tax evasion. The German PPO also requested that HP be made an associated party to the case, and, if that request is granted, HP would participate in any portion of the court proceedings that could ultimately bear on the question of whether HP should be subject to potential disgorgement of profits based on the conduct of the indicted current and former employees. The Regional Court of Leipzig will determine whether the matter should be admitted to trial. The Polish Central Anti-Corruption Bureau is also investigating potential corrupt actions by a former employee of Hewlett-Packard Polska Sp. z o.o., an indirect subsidiary of HP, in connection with certain public-sector transactions in Poland. HP is cooperating with these investigating agencies.

        On December 2, 2014, plaintiffs Petroleos Mexicanos and Pemex Exploracion filed a complaint against HP and HP Mexico in the United States District Court for the Northern District of California alleging violations of the Racketeer Influenced and Corrupt Organizations Act (RICO Act), fraudulent concealment, tortious interference, and violations of the California Unfair Competition Law in connection with alleged improper payments provided to Pemex officials by third-parties retained by HP Mexico. These allegations arise from the same subject-matter as a previously disclosed 2014 Non-Prosecution Agreement between HP Mexico and the DOJ and a simultaneous cease-and-desist order against HP issued by the Securities and Exchange Commission ("SEC"). On February 9, 2015, HP and HP Mexico filed a motion to dismiss the complaint in its entirety. On July 13, 2015, the court granted the motion to dismiss and gave the plaintiffs leave to amend their complaint. The plaintiffs filed a first amended complaint on July 31, 2015. On August 21, 2015, HP and HP Mexico filed a motion to dismiss the first amended complaint. The hearing on this motion to dismiss is scheduled for

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

December 10, 2015. HP does not believe that the resolution of this matter will have a material impact on its financial statements.

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

        Abstrax Proceeding.    On February 28, 2014, Abstrax, Inc. ("Abstrax"), a company with a principal place of business in Mesa, Arizona, filed a patent infringement lawsuit against HP. Abstrax claimed to market software for sales operations and manufacturing operations for configurable products, including those in the custom shutter industry. The case was pending in U.S. District Court for the Eastern District of Texas, Marshall Division. Abstrax asserted one patent, U.S. Patent 6,240,328, which is directed generally to a method of generating assembly instructions. In its complaint, Abstrax claimed that HP's methods and processes of manufacturing configurable servers, storage, networking devices, PCs, laptops, imaging and printing devices and their sub-systems infringe its patent, as do the products made by the accused processes. Abstrax also claimed that HP's alleged infringement was willful and that the case was exceptional. On November 14, 2014, HP filed a petition with the U.S. Patent and Trademark Office challenging the validity of the Abstrax patent based on prior art. In late January 2015, Abstrax dropped its infringement allegations against the manufacturing of PCs and imaging and printing devices from its expert reports. On March 4, 2015, the court heard HP's motion challenging the subject matter of the patent under 35 U.S.C. Section 101. Trial was scheduled for May 11, 2015. The parties settled the matter in April 2015. The district court litigation was dismissed on May 5, 2015. HP's challenge to the validity of the patent was terminated on May 18, 2015.

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

  •
  A.J. Copeland v. Raymond J. Lane, et al. ("Copeland I") is a lawsuit filed on March 7, 2011 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's alleged violations of the Foreign Corrupt Practices Act of 1977 ("FCPA"), HP's severance payments made to Mark Hurd (a former Chairman of HP's Board of Directors and HP's Chief Executive Officer), and HP's acquisition of 3PAR Inc. The lawsuit also alleges violations of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") in connection with HP's 2010 and 2011 proxy statements. On February 8, 2012, the defendants filed a motion to dismiss the lawsuit. On October 10, 2012, the court granted the defendants' motion to dismiss with leave to file an amended complaint. On November 1, 2012, the plaintiff filed an amended complaint adding an unjust enrichment claim and claims that the defendants violated Section 14(a) of the Exchange Act and breached their fiduciary duties in connection with HP's 2012 proxy statement. On December 13, 14 and 17, 2012, the defendants moved to dismiss the amended complaint. On December 28, 2012, the plaintiff moved for leave to file a third amended complaint. On May 6, 2013, the court denied the motion for leave to amend, granted the motions to dismiss with prejudice and entered judgment in the defendants' favor. On May 31, 2013, the plaintiff filed an appeal with the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed and an oral argument date has been scheduled for October 20, 2015.

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

Autonomy-Related Legal Matters

        Investigations.    As a result of the findings of an ongoing investigation, HP has provided information to the U.K. Serious Fraud Office, the U.S. Department of Justice ("DOJ") and the SEC related to the accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy. On November 21, 2012, DOJ representatives advised HP that they had opened an investigation relating to Autonomy. On February 6, 2013, representatives of the U.K. Serious Fraud Office advised HP that they had also opened an investigation relating to Autonomy. On January 19, 2015, the U.K. Serious Fraud Office notified HP that it was closing its investigation and had decided to cede jurisdiction of the investigation to the U.S. authorities. HP is cooperating with the DOJ and the SEC, whose investigations are ongoing.

        Litigation.    As described below, HP is involved in various stockholder litigation relating to, among other things, its October 2011 acquisition of Autonomy and its November 20, 2012 announcement that it recorded a non-cash charge for the impairment of goodwill and intangible assets within its Software segment of approximately $8.8 billion in the fourth quarter of its 2012 fiscal year and HP's statements that, based on HP's findings from an ongoing investigation, the majority of this impairment charge related to accounting improprieties, misrepresentations to the market and disclosure failures at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy and the impact of those improprieties, failures and misrepresentations on the expected future financial performance of the Autonomy business over the long term. This stockholder litigation was commenced against, among others, certain current and former HP executive officers, certain current and former members of HP's Board of Directors and certain advisors to HP. The plaintiffs in these litigation matters are seeking to recover certain compensation paid by HP to the defendants and/or other damages. These matters include the following:

  •
  In re HP Securities Litigation consists of two consolidated putative class actions filed on November 26 and 30, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 19, 2011 to November 20, 2012, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging that, during that same period, all of the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5(b) by concealing

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

    material information and making false statements related to HP's acquisition of Autonomy and that certain defendants violated SEC Rule 10b-5(a) and (c) by engaging in a "scheme" to defraud investors. On July 2, 2013, HP filed a motion to dismiss the lawsuit. On November 26, 2013, the court granted in part and denied in part HP's motion to dismiss, allowing claims to proceed against HP and Margaret C. Whitman based on alleged statements and/or omissions made on or after May 23, 2012. The court dismissed all of the plaintiff's claims that were based on alleged statements and/or omissions made between August 19, 2011 and May 22, 2012. The lead plaintiff filed a motion for class certification on November 4, 2014 and, on December 15, 2014, the defendants filed their opposition to the motion. On June 9, 2015, HP entered into a settlement agreement with the lead plaintiff in the consolidated securities class action. Under the terms of the settlement, HP, through its insurers, will contribute $100 million to a settlement fund that will be used to compensate persons who purchased HP's shares during the period from August 19, 2011 through November 20, 2012. No individual is contributing to the settlement. HP and its current and former officers, directors, and advisors will be released from any Autonomy-related securities claims as part of the settlement. On July 17, 2015, the court granted preliminary approval to the settlement. The court has set a hearing date of November 13, 2015 to determine whether to grant final approval to the settlement.

  •
  In re Hewlett-Packard Shareholder Derivative Litigation (the "Federal Court Derivative Action") consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP's acquisition of Autonomy and Autonomy's Intelligent Data Operating Layer technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in "abuse of control" over HP, corporate waste and were unjustly enriched. The litigation was stayed until June 2014. The lead plaintiff filed a stipulation of proposed settlement on June 30, 2014. The court declined to grant preliminary approval to this settlement, and, on December 19, 2014, also declined to grant preliminary approval to a revised version of the settlement. On January 22, 2015, the lead plaintiff moved for preliminary approval of a further revised version of the settlement. On March 13, 2015, the court issued an order granting preliminary approval to the settlement. On July 24, 2015, the court held a hearing to entertain any remaining objections to the settlement and decide whether to grant final approval of the settlement. On July 30, 2015, the court granted final approval to the settlement and denied all remaining objections to the settlement. Certain objectors to the settlement have appealed the court's final approval order.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

  •
  In re HP ERISA Litigation consists of three consolidated putative class actions filed beginning on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 18, 2011 to November 22, 2012, the defendants breached their fiduciary obligations to HP's 401(k) Plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of the Employee Retirement Income Security Act of 1974, as amended, by concealing negative information regarding the financial performance of Autonomy and HP's enterprise services business and by failing to restrict participants from investing in HP stock. On August 16, 2013, HP filed a motion to dismiss the lawsuit. On March 31, 2014, the court granted HP's motion to dismiss this action with leave to amend. On July 16, 2014, the plaintiffs filed a second amended complaint containing substantially similar allegations and seeking substantially similar relief as the first amended complaint. On June 15, 2015, the court granted HP's motion to dismiss the second amended complaint in its entirety and denied plaintiffs leave to file another amended complaint. On July 2, 2015, plaintiffs have appealed the court's order to the United States Court of Appeals for the Ninth Circuit.

  •
  Vincent Ho v. Margaret C. Whitman, et al. is a lawsuit filed on January 22, 2013 in California Superior Court alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. On April 22, 2013, the court stayed the lawsuit pending resolution of the Federal Court Derivative Action. Two additional derivative actions, James Gould v. Margaret C. Whitman, et al. and Leroy Noel v. Margaret C. Whitman, et al., were filed in California Superior Court on July 26, 2013 and August 16, 2013, respectively, containing substantially similar allegations and seeking substantially similar relief. Those actions were also stayed pending resolution of the Federal Court Derivative Action. All the claims asserted in the these matters (other than those asserted against Michael Lynch, Sushovan Hussain, the former chief financial officer of Autonomy, and Deloitte UK and Qatalyst) have been released under the terms of the settlement of the Federal Court Derivative Action. Following final approval of the settlement of the Federal Court Derivative Action, the Ho matter was dismissed with prejudice on August 13, 2015.

  •
  Cook v. Whitman, et al. is a lawsuit filed on March 18, 2014 in the Delaware Chancery Court, alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's acquisition of Autonomy. On May 15, 2014, HP moved to dismiss or stay the Cook matter. On July 22, 2014, the Delaware Chancery Court stayed the motion pending the United States District Court's hearing on preliminary approval of the proposed settlement in the Federal Court Derivative Action. All the claims asserted in the these matters (other than those asserted against Michael Lynch, Sushovan Hussain, the former chief financial officer of Autonomy, and Deloitte UK and Qatalyst) have been released under the terms of the settlement of the Federal Court Derivative Action. Following final approval of the Federal Court Derivative Settlement, the Cook matter was dismissed on August 19, 2015.

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

Note 17: Guarantees

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

  Indemnifications

        In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. HP also

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Guarantees (Continued)

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

        HP's aggregate product warranty liabilities and changes were as follows:

Nine months ended July 31, 2015
In millions
Balance at beginning of period	$1,956
Accruals for warranties issued	1,124
Adjustments related to pre-existing warranties (including changes in estimates)	(28)
Settlements made (in cash or in kind)	(1,309)

Balance at end of period	$1,743

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

  •
  Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the company to provide context for the remainder of this MD&A. The overview analysis compares the three and nine months ended July 31, 2015 to the prior-year periods.

  •
  Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

  •
  Results of Operations.  An analysis of our financial results comparing the three and nine months ended July 31, 2015 to the prior-year periods. A discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment.

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

October 2014 Announcement of HP Separation Transaction

        On October 6, 2014, we announced plans to separate into two independent publicly-traded companies: one comprising our enterprise technology infrastructure, software, services and financing businesses, which will conduct business as Hewlett Packard Enterprise and one that will comprise our printing and personal systems businesses, which will conduct business as HP Inc. The separation is subject to certain conditions, including, among others, obtaining final approval from HP's Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-free nature of the transaction for federal income tax purposes and the effectiveness of a Form 10 filing with the Securities and Exchange Commission ("SEC"). Separation is expected to be completed at the end of fiscal 2015. Under the separation plan, HP shareholders will own shares of both Hewlett Packard Enterprise and HP Inc.

        The process of completing the separation has been and is expected to continue to be time-consuming and involves significant costs and expenses. Accordingly, we will incur separation charges and foreign tax expenses associated with separating into two companies. During the nine months ended July 31, 2015, we recorded nonrecurring separation costs of $750 million, which were primarily related to third-party consulting, contractor fees and other incremental costs directly associated with the separation process. As of July 31, 2015, we continue to expect the total separation charges and net foreign tax expenses to be approximately $2.6 billion across fiscal 2015 and fiscal 2016. Additionally, the separation into two independent companies is expected to result in total dis-synergies of approximately $400 million to $450 million annually, which costs are primarily associated with corporate functions such as finance, legal, IT, real estate and human resources. Such dis-synergies are expected to be divided approximately equally between HP Inc. and Hewlett Packard Enterprise.

        We are recording a deferred tax asset on these costs and expenses as they are incurred through fiscal 2015. We expect a portion of these deferred tax assets associated with separation costs and expenses will be eliminated, as non-deductible expenses, at the time the separation is executed. Furthermore, we concluded on the legal form of the separation and in May, 2015 announced that Hewlett Packard Enterprise will be the spinnee company in the United States ("U.S."). Accordingly, we expect to effect certain internal reorganizations of, and transactions among, our wholly-owned subsidiaries and operating activities in preparation for the legal form of separation. As a result, in future periods, we expect to record the impact of separation-related activities. These adjustments are in the process of being finalized but may result in an increase to deferred tax assets of approximately $1.0 to $1.6 billion. Our results of operations could be materially impacted in any future period by these matters. In addition, gross incremental foreign tax expenses related to the separation of foreign legal entities are estimated to be up to approximately $950 million in fiscal 2015 and we anticipate estimated foreign tax credits up to approximately $200 million in fiscal 2015 with additional tax credit amounts expected over several years. As of July 31, 2015, we also expect separation-related capital expenditures of approximately $300 million in fiscal 2015.

        The following chart provides an overview of the planned separation and segment revenues of the respective businesses based on HP's fiscal 2014 financial results, excluding Corporate Investments and intercompany eliminations.

        The following Overview, Results of Operations and Liquidity discussions and analysis compare the three and nine months ended July 31, 2015 to the prior-year periods, unless otherwise noted. The Capital Resources and Contractual and Other Obligations discussions present information as of July 31, 2015, unless otherwise noted.

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

  •
  multi-vendor customer services, including technology consulting, outsourcing and support services across infrastructure, applications and business process domains; and

  •
  software products and solutions, including application testing and delivery, big data analytics, enterprise security, information governance, IT operations management, and marketing optimization.

        We have seven segments for financial reporting purposes: Personal Systems, Printing, the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, HP Financial Services ("HPFS") and Corporate Investments.

        The following provides an overview of our key financial metrics by segment:

		Printing and Personal Systems Group
	HP Consolidated	Personal Systems	Printing	Total	Enterprise Group	Enterprise Services	Software	HPFS	Corporate Investments(3)
	In millions, except per share amounts
Three months ended July 31, 2015
Net revenue(1)	$25,349	$7,491	$5,108	$12,599	$7,007	$4,976	$900	$806	$4
Year-over-year change %	(8.1)%	(13.4)%	(8.6)%	(11.5)%	2.0%	(11.0)%	(6.2)%	(5.7)%	33.3%
Earnings from operations(2)	$1,212	$222	$910	$1,132	$912	$297	$185	$87	$(148)
Earnings from operations as a % of net revenue	4.8%	3.0%	17.8%	9.0%	13.0%	6.0%	20.6%	10.8%	NM
Year-over-year change percentage points	(0.5) pts	(1.0) pts	(0.6) pts	(0.6) pts	(1.0) pts	1.9 pts	(0.6) pts	1.6 pts	NM
Net earnings	$854
Net earnings per share
Basic	$0.47
Diluted	$0.47

(1)
HP Consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition-related charges, separation costs, defined benefit plan settlement charges and impairment of data center assets.

(3)
"NM" represents not meaningful.

        Net revenue declined 8.1% (declined 2.2% on a constant currency basis) in the three months ended July 31, 2015, as compared to the prior-year period. The leading contributors to the net revenue decline were unfavorable currency impacts, lower desktop and notebook sales in Personal Systems, key account runoff in ES and lower supplies and hardware sales in Printing. Partially offsetting the net revenue decline was growth in the EG segment from sales of Industry Standard Servers ("ISS") and growth in Networking. Gross margin was 23.8% ($6.0 billion) and 24.0% ($6.6 billion) for the three months ended July 31, 2015 and 2014, respectively. The 0.2 percentage points decrease in gross margin was due primarily to competitive pricing pressures in Printing, EG and Personal Systems and a higher mix of ISS products in EG. Partially offsetting the gross margin decline was the impact of service delivery efficiencies in ES. Operating margin decreased by 0.5 percentage points in the three months ended July 31, 2015 as compared to the prior-year period, due primarily to the decline in gross margin and expenses resulting from separation activites, data center impairments and pension plan settlement charges. Partially offsetting these declines was lower restructuring charges in the current period and lower selling, general and administrative ("SG&A") expenses. The decline in SG&A expenses was primarily due to favorable currency impacts.

		Printing and Personal Systems Group
	HP Consolidated	Personal Systems	Printing	Total	Enterprise Group	Enterprise Services	Software	HPFS	Corporate Investments(3)
	In millions, except per share amounts
Nine months ended July 31, 2015
Net revenue(1)	$77,641	$23,775	$16,104	$39,879	$20,549	$14,786	$2,663	$2,414	$22
Year-over-year change %	(6.5)%	(6.2)%	(6.6)%	(6.4)%	0.4%	(12.4)%	(6.4)%	(6.9)%	(92.6)%
Earnings from operations(2)	$4,563	$770	$2,973	$3,743	$2,952	$639	$502	$262	$(416)
Earnings from operations as a % of net revenue	5.9%	3.2%	18.5%	9.4%	14.4%	4.3%	18.9%	10.9%	NM
Year-over-year change percentage points	(0.4) pts	(0.4) pts	0.3 pts	(0.1) pts	0.1 pts	1.7 pts	0.1 pts	0.1 pts	NM
Net earnings	$3,231
Net earnings per share
Basic	$1.78
Diluted	$1.75

(1)
HP Consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition-related charges, separation costs, defined benefit plan settlement charges and impairment of data center assets.

(3)
"NM" represents not meaningful.

        Net revenue declined 6.5% (declined 2.3% on a constant currency basis) in the nine months ended July 31, 2015, as compared to the prior-year period. The leading contributors to the net revenue decline were unfavorable currency impacts, key account runoff and soft demand in Infrastructure Technology Outsourcing ("ITO") in ES, lower desktop sales in Personal Systems and lower sales of Printing supplies. Partially offsetting these declines was growth within the EG segment from sales of ISS servers. Gross margin was 23.7% ($18.4 billion) and 23.6% ($19.6 billion) for the nine months ended July 31, 2015 and 2014, respectively. The 0.1 percentage point increase in gross margin was due primarily to service delivery efficiencies and improvements in underperforming contracts in ES. Partially offsetting the gross margin increase was the impact from a higher mix of ISS products in EG, competitive pricing pressures in Printing and the impact from the sale of intellectual property ("IP") in the prior-year period. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. Operating margin decreased by 0.4 percentage points in the nine months ended July 31, 2015 as compared to the prior-year period due primarily to separation costs, data center impairments, pension plan settlement charges and the impact from the sale of IP in the prior-year period. Partially offsetting these declines was the gross margin increase, lower SG&A expenses and lower restructuring charges.

        As of July 31, 2015, cash and cash equivalents and short- and long-term investments were $17.4 billion, representing an increase of approximately $1.9 billion from the October 31, 2014 balance of $15.5 billion. The increase in cash and cash equivalents and short- and long-term investments during the first nine months of fiscal 2015 was primarily due to the following factors: cash received for net issuances and repayments of debt of $6.0 billion and from operating cash flows of $3.9 billion; partially offset by cash utilization for share repurchases of common stock of $2.6 billion, investments in business acquisitions and property, plant and equipment net of proceeds from sales of $2.6 billion and $2.3 billion, respectively and dividend payments to stockholders of $913 million.

        We continue to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. One set of challenges relates to dynamic and accelerating market trends, such as the market shift to cloud-related IT infrastructure, software and services, and the growth in software-as-a-service ("SaaS") business models. Certain of our legacy hardware businesses face challenges as customers migrate to cloud-based offerings and reduce their purchases of hardware products. Additionally, our legacy software business derives a large portion of its revenues from upfront license sales, some of which over time can be expected to shift to SaaS. Another set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions, our business-specific competitors are exerting increased competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution.

        The macroeconomic weakness we have experienced has moderated in some geographic regions but remains an overall challenge. A discussion of some of these challenges at the segment level is set forth below.

  •
  In Personal Systems, we are witnessing a softening demand in the Personal Computer ("PC") market as customers hold onto their PCs longer, thereby extending PC refresh cycles. The growth of and preference towards mobility form factors is also impacting demand for traditional notebooks and desktop tower PCs. To address this trend, HP is investing significantly in mobility form factors such as convertible notebooks, detachable notebooks, and commercial tablets in order to meet varying customer needs. Additionally, demand for PCs is being impacted by weaker macroeconomic conditions in certain Asian and European markets. As such, we see continued market headwinds for the next several quarters. We also see opportunity in the market long term given our strength in Commercial and the launch of Windows 10, which represents a potential catalyst for demand, particularly in Consumer. In Personal Systems, we are maintaining our strategic focus on profitable growth through improved market segmentation with respect to multi-operating systems, multi-architecture, geography, customer segments and other key attributes.

  •
  In Printing, we are experiencing the impact of the growth in mobility and demand challenges in consumer and commercial markets. We are also experiencing an overall competitive pricing environment due to aggressive pricing from our Japanese competitors, given the weakness of the Japanese Yen. To be successful in addressing these challenges, we need to continue to execute on our key initiatives of focusing on products targeted at high usage categories, developing emerging market opportunities and introducing new revenue delivery models to consumer customers. In the consumer market, our Ink in the Office products are driving unit volume due to demand for our OfficeJet Pro product lines, particularly our OfficeJet Pro X printers which leverage our Page-Wide Array technology. The Ink in the Office initiative targets shifting ink into SMBs more profitably. In the commercial market, our focus is on placing higher value printer units which also offers a positive annuity of toner and ink and accelerating growth in graphics. We are accomplishing this in several growth areas: in multi-function and Enterprise Ink printers with recently introduced products that are increasing demand, in managed print services, which presents a strong after-market supplies opportunity, and in graphics with product innovation in our Indigo product line. We plan to continue this focus on shifting the mix in the installed base with more value-added units, and expanding our innovative ink, laser and graphics programs.

  •
  In EG, we are experiencing challenges due to multiple market trends, including the increasing demand for hyperscale computing infrastructure products, the transition to cloud computing and a highly competitive pricing environment. In addition, demand for our Business Critical Systems ("BCS") products continues to weaken as has the overall market for UNIX products. The effect of lower BCS and traditional storage revenue along with a higher mix of density optimized server products and mid-range converged storage solutions is impacting support attach opportunities in Technology Services ("TS"). To be successful in overcoming these challenges, we must address business model shifts and go-to-market execution challenges, while continuing to pursue new product innovation that builds on our existing capabilities in areas such as cloud and data center computing, software-defined networking, storage, blade servers and wireless networking.

  •
  In ES, we are facing challenges, including managing the revenue runoff from several large contracts, pressured public sector spending, a competitive pricing environment and market pressures from a mixed economic recovery in Europe, the Middle East and Africa ("EMEA"). We are also experiencing commoditization in the IT infrastructure services market that is placing pressure on traditional ITO pricing and cost structures. There is also an industry-wide shift to highly automated, asset-light delivery of IT infrastructure and applications leading to headcount consolidation. To be successful in addressing these challenges, we must execute on the ES multi-year turnaround plan, which includes a cost reduction initiative to align our costs to our revenue trajectory, a focus on new logo wins and Strategic Enterprise Services ("SES") and initiatives to improve execution in sales performance and accountability, contracting practices and pricing.

  •
  In Software, we are facing challenges, including the market shift to SaaS and go-to-market execution challenges. To be successful in addressing these challenges, we must improve our go-to-market execution with multiple product delivery models which better address customer needs and achieve broader integration across our overall product portfolio as we work to capitalize on important market opportunities in cloud, big data and security.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Our management believes that there have been no significant changes during the nine months ended July 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

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

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2015		2014		2015		2014
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	Dollars in millions
Net revenue	$25,349	100.0%	$27,585	100.0%	$77,641	100.0%	$83,048	100.0%
Cost of sales(1)	19,317	76.2%	20,974	76.0%	59,233	76.3%	63,414	76.4%

Gross profit	6,032	23.8%	6,611	24.0%	18,408	23.7%	19,634	23.6%
Research and development	893	3.5%	887	3.2%	2,568	3.3%	2,571	3.1%
Selling, general and administrative	2,962	11.7%	3,388	12.3%	9,096	11.7%	9,989	12.0%
Amortization of intangible assets	242	0.9%	227	0.8%	685	0.9%	774	1.0%
Restructuring charges	25	0.1%	649	2.4%	426	0.5%	1,015	1.2%
Acquisition-related charges	47	0.2%	2	—	70	0.1%	8	—
Separation costs	401	1.6%	—	—	750	1.0%	—	—
Defined benefit plan settlement charges	114	0.4%	—	—	114	0.1%	—	—
Impairment of data center assets	136	0.6%	—	—	136	0.2%	—	—

Earnings from operations	1,212	4.8%	1,458	5.3%	4,563	5.9%	5,277	6.3%
Interest and other, net	(108)	(0.4)%	(145)	(0.6)%	(421)	(0.6)%	(482)	(0.6)%

Earnings before taxes	1,104	4.4%	1,313	4.7%	4,142	5.3%	4,795	5.7%
Provision for taxes	(250)	(1.0)%	(328)	(1.1)%	(911)	(1.1)%	(1,112)	(1.3)%

Net earnings	$854	3.4%	$985	3.6%	$3,231	4.2%	$3,683	4.4%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        For the three months ended July 31, 2015, total net revenue decreased 8.1% (decreased 2.2% on a constant currency basis). U.S. net revenue decreased 4.7% to $9.3 billion, while net revenue from outside of the U.S. decreased 10.0% to $16.0 billion. For the nine months ended July 31, 2015, total net revenue decreased 6.5% (decreased 2.3% on a constant currency basis). U.S. net revenue decreased 3.1% to $27.8 billion, while net revenue from outside of the U.S. decreased 8.3% to $49.8 billion.

        The components of the weighted net revenue change by segment were as follows:

	Three months ended July 31, 2015	Nine months ended July 31, 2015
	Percentage Points
Personal Systems	(4.2)	(1.9)
Enterprise Services	(2.3)	(2.5)
Printing	(1.7)	(1.4)
Software	(0.2)	(0.2)
HP Financial Services	(0.2)	(0.2)
Corporate Investments/Other	—	(0.4)
Enterprise Group	0.5	0.1

Total HP	(8.1)	(6.5)

Three months ended July 31, 2015 compared with three months ended July 31, 2014

        For the three months ended July 31, 2015, total net revenue decreased 8.1 percentage points. From a segment perspective, the primary factors contributing to the change in net revenue are summarized as follows:

  •
  Personal Systems net revenue decreased due primarily to unfavorable currency impacts, particularly in EMEA, weakening market demand and competitive pricing pressures;

  •
  ES net revenue decreased due primarily to unfavorable currency impacts and revenue runoff in two key accounts;

  •
  Printing net revenue decreased due primarily to weak market demand and competitive pricing pressures;

  •
  Software net revenue decreased due primarily to unfavorable currency impacts and declines in license revenue;

  •
  HPFS net revenue decreased due primarily to unfavorable currency impacts; and

  •
  EG net revenue increased due primarily to revenue resulting from our acquisition of Aruba Networks, Inc. ("Aruba") and growth in ISS.

Nine months ended July 31, 2015 compared with nine months ended July 31, 2014

        For the nine months ended July 31, 2015, total net revenue decreased 6.5 percentage points. From a segment perspective, the primary factors contributing to the change in net revenue are summarized as follows:

  •
  ES net revenue decreased due primarily to unfavorable currency impacts and revenue runoff in two key accounts;

  •
  Personal Systems net revenue decreased due primarily to unfavorable currency impacts, particularly in EMEA, weakening market demand and competitive pricing pressures;

  •
  Printing net revenue decreased due primarily to weak market demand and competitive pricing pressures;

  •
  Corporate Investments net revenue decreased due to the sale of IP in the prior-year period;

  •
  Software net revenue decreased due primarily to unfavorable currency impacts and declines in license revenue;

  •
  HPFS net revenue decreased due primarily to unfavorable currency impacts, lower asset management activity and lower portfolio revenue as a result of lower interest rate yields; and

  •
  EG net revenue increased due to growth in ISS.

        A more detailed discussion of segment revenue is included under "Segment Information" below.

Gross Margin

Three months ended July 31, 2015 compared with three months ended July 31, 2014

        For the three months ended July 31, 2015, total gross margin decreased 0.2 percentage points. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

  •
  Printing gross margin decreased due primarily to a competitive pricing environment in hardware;

  •
  EG gross margin decreased due primarily to unfavorable currency impacts, an unfavorable mix, and competitive pricing;

  •
  Personal Systems gross margin decreased due primarily to unfavorable currency impacts, net of repricing;

  •
  Software gross margin decreased due primarily to an unfavorable mix of license revenue;

  •
  ES gross margin increased due primarily to service delivery efficiencies; and

  •
  HPFS gross margin increased due primarily to higher margins in asset management activity due to a customer billing adjustment in the prior-year period.

Nine months ended July 31, 2015 compared with nine months ended July 31, 2014

        For the nine months ended July 31, 2015, total gross margin increased 0.1 percentage points. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

  •
  ES gross margin increased due primarily to service delivery efficiencies and improving profit performance in underperforming contracts;

  •
  HPFS gross margin increased due primarily to higher margins in asset management activity primarily from asset recovery services and the result of a customer billing adjustment in the prior-year period;

  •
  EG gross margin decreased due primarily to a higher mix of ISS products, unfavorable currency impacts, and competitive pricing;

  •
  Printing gross margin decreased due primarily to a competitive pricing environment in hardware;

  •
  Personal Systems gross margin decreased due primarily to unfavorable currency impacts and a higher mix of consumer products;

  •
  Software gross margin decreased due primarily to an unfavorable mix of license revenue; and

  •
  Corporate Investments gross margin decreased due to the impact from a sale of IP in the prior-year period.

        A more detailed discussion of segment gross margins and operating margins is included under "Segment Information" below.

Operating Expenses

  Research and Development

        R&D expense increased 1% for the three months ended July 31, 2015, due primarily to expenses in the period from Aruba and increases in TS and HP Labs as we make investments in our strategic focus areas of security and cloud, partially offset by favorable currency impacts.

        R&D expense was flat for the nine months ended July 31, 2015 due primarily to favorable currency impacts offset by increases in Personal Systems, TS and Networking in the EG segment and HP Labs.

  Selling, General and Administrative

        SG&A expense decreased 13% for the three months ended July 31, 2015, due primarily to favorable currency impacts, gains on divestitures, insurance reserve releases and the impact of higher expenses in the prior-year period from one-time items. The decrease was partially offset by expenses in the current period from Aruba.

        SG&A expense decreased 9% for the nine months ended July 31, 2015, due primarily to favorable currency impacts and declines in go-to-market costs as a result of lower commissions and productivity initiatives. The decrease was partially offset by higher administrative expenses due to a gain from the sale of real estate in the prior-year period.

  Amortization of Intangible Assets

        Amortization expense increased 7% for the three months ended July 31, 2015 due primarily to the intangible assets resulting from the acquisition of Aruba. The increase was partially offset by certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods.

        Amortization expense decreased 12% for the nine months ended July 31, 2015 due primarily to certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods.

  Restructuring Charges

        Restructuring charges decreased for the three and nine months ended July 31, 2015, due primarily to lower charges from the multi-year restructuring plan initially announced in May 2012 (the "2012 Plan").

  Acquisition-Related Charges

        Acquisition-related charges increased for the three and nine months ended July 31, 2015, due primarily to a non-cash inventory fair value adjustment charge and professional services and legal fees associated with the acquisition of Aruba.

  Separation Costs

        Separation costs for the three and nine months ended July 31, 2015, were primarily related to third-party consulting, contractor fees and other incremental costs.

  Defined Benefit Plan Settlement Charges

        Defined benefit plan settlement charges for the three and nine months ended July 31, 2015 were related to U.S. defined benefit plan settlement expense and net periodic benefit cost resulting from the voluntary lump sum program announced in January 2015.

  Impairment of Data Center Assets

        Impairment of data center assets for the three and nine months ended July 31, 2015, was related to our exit from several ES data centers.

Interest and Other, Net

        Interest and other, net expense decreased by $37 million for the three months ended July 31, 2015 due primarily to a decrease in miscellaneous other expense.

        Interest and other, net expense decreased by $61 million for the nine months ended July 31, 2015. The decrease was driven by lower interest expense due to lower weighted average interest rates and a decrease in miscellaneous other expense partially offset by higher foreign currency transaction losses.

Provision for Taxes

        Our effective tax rate was 22.6% and 25.0% for the three months ended July 31, 2015 and 2014, respectively, and 22.0% and 23.2% for the nine months ended July 31, 2015 and 2014, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the U.S.

        In the three and nine months ended July 31, 2015, we recorded discrete items resulting in net tax benefits of $164 million and $349 million, respectively. These amounts included a tax benefit of $122 million and $237 million, for the three and nine months ended July 31, 2015, respectively, on separation charges and a tax benefit of $23 million and $75 million for the three and nine months ended July 31, 2015, respectively, on combined restructuring and acquisition-related charges. The nine month period ended July 31, 2015, also included a tax benefit of $47 million arising from the retroactive research and development credit provided by the Tax Increase Prevention Act of 2014 signed into law in December 2014. Additionally, in the three and nine months ended July 31, 2015, we recorded various other discrete tax benefits of $19 million and tax charges of $10 million, respectively.

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

Personal Systems

	Three months ended July 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$7,491	$8,649	(13.4)%
Earnings from operations	$222	$346	(35.8)%
Earnings from operations as a % of net revenue	3.0%	4.0%

	Nine months ended July 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$23,775	$25,355	(6.2)%
Earnings from operations	$770	$915	(15.8)%
Earnings from operations as a % of net revenue	3.2%	3.6%

        The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31
			Weighted Net Revenue Change Percentage Points
	Net Revenue
	2015	2014
	Dollars in millions
Desktop PCs	$2,700	$3,395	(8.1)
Notebook PCs	3,993	4,359	(4.2)
Workstations	507	579	(0.8)
Other	291	316	(0.3)

Total Personal Systems	$7,491	$8,649	(13.4)

	Nine months ended July 31
			Weighted Net Revenue Change Percentage Points
	Net Revenue
	2015	2014
	Dollars in millions
Desktop PCs	$8,411	$10,012	(6.3)
Notebook PCs	12,887	12,671	0.9
Workstations	1,546	1,660	(0.5)
Other	931	1,012	(0.3)

Total Personal Systems	$23,775	$25,355	(6.2)

Three months ended July 31, 2015 compared with three months ended July 31, 2014

        Personal Systems net revenue decreased 13.4% (decreased 7.0% on a constant currency basis) for the three months ended July 31, 2015. The revenue decline in Personal Systems was due primarily to unfavorable currency impacts, particularly in EMEA, weakening market demand and competitive pricing pressures. Net revenue declined across all product categories led by a 20% decline in Desktop PCs, 8% in Notebook PCs, 12% in Workstations and 8% in Other net revenue. The decline in Personal Systems net revenue was driven by an 11% decline in unit volume along with a 3% decline in average selling prices ("ASPs"). The unit volume decrease was primarily led by a double-digit volume decline in desktops and to a lesser extent in notebooks. Within the volume decline in notebooks, we experienced volume growth in commercial notebooks. The decline in ASPs was due primarily to unfavorable currency impacts, net of repricing, and a shift in consumer PCs to low-end products, partially offset by a higher mix of commercial PCs within Personal Systems.

        Net revenue for commercial clients decreased 9% due primarily to unfavorable currency impacts, weakening market demand for commercial desktops and higher revenue in the prior-year period resulting from the replacement of the Windows XP operating system. The revenue decline in commercial clients was partially offset by growth in commercial notebooks. Net revenue for consumer clients decreased 22% due primarily to unfavorable currency impacts and a decline in notebooks and desktops due in part to customers delaying purchases in anticipation of the scheduled release of Windows 10. The net revenue decline in Other was due primarily to a decline in sales of consumer tablets and unfavorable currency impacts, partially offset by increased sales of extended warranties.

        Personal Systems earnings from operations as a percentage of net revenue decreased by 1.0 percentage point for the three months ended July 31, 2015 as a result of a decline in gross margin combined with an increase in operating expenses as a percentage of net revenue. The decline in gross margin was due primarily to unfavorable currency impacts, net of repricing, partially offset by favorable component costs, a higher mix of commercial products and operational cost improvements. Operating expenses as a percentage of net revenue increased due primarily to the size of the revenue decline, partially offset by favorable currency impacts.

Nine months ended July 31, 2015 compared with nine months ended July 31, 2014

        Personal Systems net revenue decreased 6.2% (decreased 1.6% on a constant currency basis) for the nine months ended July 31, 2015. The revenue decline in Personal Systems was due primarily to unfavorable currency impacts, particularly in EMEA, weakening market demand and competitive pricing pressures. Net revenue declined 16% in Desktop PCs, 7% in Workstations and 8% in Other net revenue, Notebook PCs experienced a revenue increase of 2%. Personal Systems net revenue decreased as a result of a 6% decline in ASPs. The decline in ASPs was due primarily to unfavorable currency impacts and a shift in consumer PCs to low end products, partially offset by a favorable mix of commercial PCs within Personal Systems. The unit volume was flat primarily due to volume declines in desktops offset by growth in notebooks, both consumer and commercial.

        Net revenue for commercial clients decreased 6% due primarily to unfavorable currency impacts and a decline in commercial desktops as a result of weak market demand and higher revenue in the prior-year period resulting from the replacement of the Windows XP operating system, the effects of which were partially offset by growth in commercial notebooks. Net revenue for consumer clients decreased 7% due primarily to unfavorable currency impacts and a decline in consumer desktops, the effects of which were partially offset by growth in consumer notebooks. The net revenue decline in Other was due primarily to the sale of IP in the prior-year period, a decline in consumer tablets and unfavorable currency impacts, the effects of which were partially offset by increased sales of extended warranties and third-party options.

        Personal Systems earnings from operations as a percentage of net revenue decreased by 0.4 percentage points for the nine months ended July 31, 2015 as a result of a decline in gross margin combined with an increase in operating expenses as a percentage of net revenue. The decline in gross margin was due primarily to unfavorable currency impacts and a higher mix of consumer products, the effects of which were partially offset by favorable component costs and operational cost improvements. Operating expenses as a percentage of net revenue increased due primarily to the size of the revenue decline, higher administrative expenses as a result of lower bad debt recoveries as compared to the prior-year period and higher R&D investments in commercial, mobility and immersive computing products, the effects of which were partially offset by a decline in field selling costs as a result of favorable currency impacts and operational cost improvements.

Printing

	Three months ended July 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$5,108	$5,590	(8.6)%
Earnings from operations	$910	$1,026	(11.3)%
Earnings from operations as a % of net revenue	17.8%	18.4%

	Nine months ended July 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$16,104	$17,239	(6.6)%
Earnings from operations	$2,973	$3,145	(5.5)%
Earnings from operations as a % of net revenue	18.5%	18.2%

        The components of the net revenue and weighted net revenue change by business unit were as follows:

	Three months ended July 31
			Weighted Net Revenue Change Percentage Points
	Net Revenue
	2015	2014
	Dollars in millions
Supplies	$3,455	$3,660	(3.7)
Commercial Hardware	1,250	1,401	(2.7)
Consumer Hardware	403	529	(2.2)

Total Printing	$5,108	$5,590	(8.6)

	Nine months ended July 31
			Weighted Net Revenue Change Percentage Points
	Net Revenue
	2015	2014
	Dollars in millions
Supplies	$10,740	$11,321	(3.4)
Commercial Hardware	3,870	4,150	(1.6)
Consumer Hardware	1,494	1,768	(1.6)

Total Printing	$16,104	$17,239	(6.6)

  Three months ended July 31, 2015 compared with three months ended July 31, 2014

        Printing net revenue decreased 8.6% (decreased 6.5% on a constant currency basis) for the three months ended July 31, 2015. The decline in net revenue was due primarily to weak market demand and competitive pricing pressures, the effects of which were partially offset by growth in graphics products. From a regional perspective, Printing experienced a revenue decline across all regions, primarily in EMEA and particularly in Russia as a result of challenges in that market.

        Net revenue for Supplies decreased 6% due primarily to demand weakness in toner, primarily in EMEA, led by a revenue decline in Russia, partially offset by growth in graphics supplies. Printer unit volume declined 2% while average revenue per unit ("ARU") decreased 13%. The decline in printer unit volume was due primarily to a decline in LaserJet and home printer units, the effects of which were partially offset by growth in SMB printer units. Printer ARU declined due primarily to a competitive pricing environment and unfavorable currency impacts. Net revenue for Commercial Hardware decreased 11% due to a 7% decline in ARU and a 6% decline in unit volume, the effects of which were partially offset by a revenue increase in other peripheral printing solutions. The ARU decline in Commercial Hardware was due primarily to a decline in LaserJet printers as a result of a competitive pricing environment and unfavorable currency impacts. The unit volume decline in Commercial Hardware was due primarily to a decline in transaction laser printer units within LaserJet printers. Net revenue for Consumer Hardware decreased 24% due to a 20% decline in ARU, flat unit volume and a revenue decline in other peripheral printing solutions. The ARU decline in Consumer Hardware was due primarily to a competitive pricing environment, a mix-shift to low-end printers and unfavorable currency impacts. The unit volume in Consumer Hardware was flat due to lower sales of home printer units offset by growth in sales of SMB printer units.

        Printing earnings from operations as a percentage of net revenue decreased by 0.6 percentage points for the three months ended July 31, 2015 due to a decline in gross margin, partially offset by a decline in operating expenses as a percentage of net revenue. The decline in gross margin was due primarily to a competitive pricing environment in hardware, partially offset by a favorable mix of Supplies, particularly ink and graphics supplies, and favorable currency impacts from the Japanese Yen. Operating expenses as a percentage of net revenue decreased due primarily to the impact of the divestiture of our photo printing service Snapfish, favorable currency impacts and cost saving initiatives.

  Nine months ended July 31, 2015 compared with nine months ended July 31, 2014

        Printing net revenue decreased 6.6% (decreased 4.9% on a constant currency basis) for the nine months ended July 31, 2015. The decline in net revenue was due primarily to weak market demand and competitive pricing pressures, the effects of which were partially offset by growth in graphics products. From a regional perspective, Printing experienced a revenue decline across all regions, primarily in EMEA and particularly in Russia as a result of challenges in that market.

        Net revenue for Supplies decreased 5% due primarily to demand weakness in toner, particularly in EMEA, led by a revenue decline in Russia, partially offset by growth in graphics supplies. Printer unit volumes declined 3% while ARU decreased 7%. Printer unit volume declined due primarily to a decline in home and LaserJet printer units, the effects of which were partially offset by growth in SMB and graphics printer units. The ARU for printers decreased due primarily to a highly competitive pricing environment and unfavorable currency impacts on inkjet and LaserJet printers. Net revenue for Commercial Hardware decreased 7% driven by a 6% decline in ARU and a 2% decline in unit volume, partially offset by a revenue increase in other peripheral solutions. The ARU decline in Commercial Hardware was due primarily to a decline in LaserJet printers as a result of a competitive pricing environment and unfavorable currency impacts. In Commercial Hardware, the decline in unit volume was due primarily to an overall decline in LaserJet printer units, partially offset by growth in multifunction laser and graphics printer units. Net revenue for Consumer Hardware decreased 15% due primarily to a 13% decline in ARU and a 4% decline in unit volume, partially offset by a revenue increase in other peripheral solutions. The ARU decline in Consumer Hardware was due primarily to a competitive pricing environment, a mix-shift to low-end printers and unfavorable currency impacts. The unit volume decline in Consumer Hardware was due primarily to lower sales of home printer units, partially offset by growth in sales of SMB printer units.

        Printing earnings from operations as a percentage of net revenue increased by 0.3 percentage points for the nine months ended July 31, 2015 due to lower operating expenses as a percentage of net revenue, partially offset by a decline in gross margin. The decline in gross margin was due primarily to a competitive pricing environment in hardware, partially offset by a favorable mix of ink and graphics supplies and favorable currency impacts from the Japanese Yen. Operating expenses as a percentage of net revenue decreased due primarily to the impact of the divestiture of our photo printing service Snapfish, lower marketing expenses, favorable currency impacts and cost saving initiatives.

Enterprise Group

	Three months ended July 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$7,007	$6,872	2.0%
Earnings from operations	$912	$963	(5.3)%
Earnings from operations as a % of net revenue	13.0%	14.0%

	Nine months ended July 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$20,549	$20,475	0.4%
Earnings from operations	$2,952	$2,923	1.0%
Earnings from operations as a % of net revenue	14.4%	14.3%

        The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31
			Weighted Net Revenue Change Percentage Points
	Net Revenue
	2015	2014
	Dollars in millions
Industry Standard Servers	$3,335	$3,097	3.5
Networking	823	672	2.2
Storage	784	796	(0.2)
Business Critical Systems	184	233	(0.7)
Technology Services	1,881	2,074	(2.8)

Total Enterprise Group	$7,007	$6,872	2.0

	Nine months ended July 31
			Weighted Net Revenue Change Percentage Points
	Net Revenue
	2015	2014
	Dollars in millions
Industry Standard Servers	$9,860	$9,104	3.7
Networking	1,941	1,960	(0.1)
Storage	2,361	2,438	(0.4)
Business Critical Systems	587	691	(0.5)
Technology Services	5,800	6,282	(2.3)

Total Enterprise Group	$20,549	$20,475	0.4

  Three and nine months ended July 31, 2015 compared with three and nine months ended July 31, 2014

        EG net revenue increased 2.0% (increased 9.0% on a constant currency basis) and increased 0.4% (increased 5.5% on a constant currency basis) for the three and nine months ended July 31, 2015, respectively. We continued to experience challenges due to market trends, including the transition to cloud computing, as well as product and technology transitions, along with a highly competitive pricing environment. For the three months ended July 31, 2015, the increase in net revenue was due primarily to revenue resulting from our acquisition of Aruba in May 2015, and growth in ISS, partially offset by unfavorable currency impacts. For the nine months ended July 31, 2015, the net revenue increase was due primarily to growth in ISS partially offset by unfavorable currency impacts.

        ISS net revenue increased 8% for both the three and nine months ended July 31, 2015 due primarily to higher average unit prices ("AUPs") in rack server products driven by higher option attach rates for memory, processors and hard drives, a mix shift to high-end HP ProLiant Gen9 servers and higher revenue from density optimized servers. These increases were partially offset by lower revenue from blade and tower server products due primarily to competitive pricing pressures. Networking net revenue increased 22% and decreased 1% for the three and nine months ended July 31, 2015, respectively. The increase for the three month period was due primarily to revenue from Aruba, which resulted in higher revenue from WLAN products, the effect of which was partially offset by competitive pricing pressures particularly in China. The decrease for the nine months ended July 31, 2015 was due primarily to lower revenue from switching and routing products, particularly in China as a result of competitive pricing pressures, the effects of which were partially offset by higher revenue from WLAN products as a result of the acquisition of Aruba. Storage net revenue decreased 2% and 3% for the three and nine months ended July 31, 2015, respectively. For both periods, we experienced a net revenue decline in traditional storage products, the effect of which was partially offset by net revenue growth in Converged Storage solutions due primarily to the 3PAR StoreServ products, particularly All-flash arrays, and StoreOnce. BCS net revenue decreased 21% and 15% for the three and nine months ended July 31, 2015, respectively, largely a result of ongoing challenges from the overall UNIX market contraction. TS net revenue decreased 9% and 8% for the three and nine months ended July 31, 2015, respectively, due primarily to a reduction in support for BCS and traditional storage products along with lower revenue from consulting services, the effects of which were partially offset by growth in HP Data Center Care and HP Proactive Care support solutions.

        For the three months ended July 31, 2015, EG earnings from operations as a percentage of net revenue decreased by 1.0 percentage point due to a decrease in gross margin partially offset by a decrease in operating expenses as a percentage of net revenue. The decrease in gross margin was due primarily to unfavorable currency impacts, an unfavorable mix, and competitive pricing, the effects of which were partially offset by improved cost management. The decrease in operating expenses as a percentage of net revenue for the three months ended July 31, 2015 was due primarily to favorable currency impacts, partially offset by operating expenses from Aruba.

        EG earnings from operations as a percentage of net revenue increased by 0.1 percentage point for the nine months ended July 31, 2015 due to a decrease in operating expenses as a percentage of net revenue partially offset by a decrease in gross margin. The decrease in gross margin was due primarily to a higher mix of ISS products, unfavorable currency impacts, and competitive pricing, the effects of which were partially offset by improved cost management and improved pricing in Storage. The decrease in operating expenses as a percentage of net revenue for the nine months ended July 31, 2015 was due primarily to favorable currency impacts, partially offset by operating expenses from Aruba.

Enterprise Services

	Three months ended July 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$4,976	$5,590	(11.0)%
Earnings from operations	$297	$231	28.6%
Earnings from operations as a % of net revenue	6.0%	4.1%

	Nine months ended July 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$14,786	$16,887	(12.4)%
Earnings from operations	$639	$439	45.6%
Earnings from operations as a % of net revenue	4.3%	2.6%

        The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31
			Weighted Net Revenue Change Percentage Points
	Net Revenue
	2015	2014
	Dollars in millions
Infrastructure Technology Outsourcing	$3,036	$3,494	(8.2)
Application and Business Services	1,940	2,096	(2.8)

Total Enterprise Services	$4,976	$5,590	(11.0)

	Nine months ended July 31
			Weighted Net Revenue Change Percentage Points
	Net Revenue
	2015	2014
	Dollars in millions
Infrastructure Technology Outsourcing	$9,039	$10,592	(9.2)
Application and Business Services	5,747	6,295	(3.2)

Total Enterprise Services	$14,786	$16,887	(12.4)

  Three and nine months ended July 31, 2015 compared with three and nine months ended July 31, 2014

        ES net revenue decreased 11.0% (decreased 3.2% on a constant currency basis) and decreased 12.4% (decreased 6.8% on a constant currency basis) for the three and nine months ended July 31, 2015, respectively. Performance in ES remained challenged by the impact of several large contracts winding down. For both periods, the net revenue decrease in ES was due primarily to unfavorable currency impacts and revenue runoff in two key accounts, partially offset by growth in our SES portfolio which includes information management and analytics, security and cloud services. For the three months ended July 31, 2015, growth in SES was driven by growth in EMEA. Additionally, for the nine months ended July 31, 2015, the net revenue decrease in ES was impacted by soft demand in ITO in new and existing accounts.

        Net revenue in ITO decreased by 13% and 15% for the three and nine months ended July 31, 2015, respectively, due to unfavorable currency impacts and revenue runoff in two key accounts, partially offset by growth in SES revenue. Additionally, for the nine months ended July 31, 2015, the net revenue decrease in ITO was due to weak growth in new and existing accounts, particularly in EMEA. Net revenue in Application and Business Services ("ABS") declined by 7% and 9% for the three and nine months ended July 31, 2015, respectively, primarily due to unfavorable currency impacts. For the three month period, the decrease in ABS from the negative impact of currency is partially offset by a revenue increase in EMEA and Asia Pacific from install base growth. For the nine month period, in addition to the negative currency impact, the decrease in ABS is also attributable to weak growth in new and existing accounts.

        For the three and nine months ended July 31, 2015 as compared to the prior-year periods, ES earnings from operations as a percentage of net revenue increased 1.9 percentage points and 1.7 percentage points, respectively. The increase in operating margin for both periods was due to an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. Gross margin increased for both periods due primarily to service delivery efficiencies. Additionally, for the nine months ended July 31, 2015, the increase in gross margin was due to improving profit performance in underperforming contracts. The decrease in operating expenses as a percentage of net revenue for both periods was primarily driven by lower field selling costs, which was due to favorable currency impacts and our sales transformation initiatives.

Software

	Three months ended July 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$900	$959	(6.2)%
Earnings from operations	$185	$203	(8.9)%
Earnings from operations as a % of net revenue	20.6%	21.2%

	Nine months ended July 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$2,663	$2,846	(6.4)%
Earnings from operations	$502	$534	(6.0)%
Earnings from operations as a % of net revenue	18.9%	18.8%

  Three and nine months ended July 31, 2015 compared with three and nine months ended July 31, 2014

        Software net revenue decreased 6.2% (decreased 1.3% on a constant currency basis) and decreased 6.4% (decreased 2.9% on a constant currency basis) for the three and nine months ended

July 31, 2015, respectively. Revenue growth in Software is being challenged by the overall market and customer shift to SaaS solutions and execution challenges, both of which are impacting growth in license and support revenue. Net revenue growth for both periods was negatively impacted by foreign currency fluctuations across all regions, led primarily by weakness in the euro.

        For the three months ended July 31, 2015, net revenue from licenses, professional services, SaaS and support decreased by 11%, 8%, 4% and 3%, respectively, while for the nine months ended July 31, 2015, net revenue from licenses, professional services, SaaS and support decreased by 15%, 10%, 3% and 2%, respectively. The decrease in license revenue for both periods was due primarily to the market shift to SaaS solutions and sales execution challenges and, as a result, we experienced lower revenue in IT management. Professional services net revenue decreased for both periods due primarily to unfavorable currency impacts. Additionally, for the nine months ended July 31, 2015, the decrease in professional services net revenue was due to our continued focus on higher-margin engagements, and as a result, we experienced a net revenue decrease in big data solutions and IT management. SaaS net revenue decreased for both periods due primarily to sales execution issues, which resulted in lower revenue from big data solutions, partially offset by net revenue growth in IT management. The decrease in support revenue for both periods was due primarily to unfavorable currency impacts partially offset by growth in revenue for security products.

        For the three months ended July 31, 2015, Software earnings from operations as a percentage of net revenue decreased by 0.6 percentage points due to a decrease in gross margin and an increase in operating expenses as a percentage of net revenue. The decrease in gross margin was due primarily to an unfavorable mix of license revenue. The increase in operating expenses as a percentage of net revenue was due to the size of the revenue decline, partially offset by lower SG&A expenses as a result of lower field selling costs driven by expense management.

        For the nine months ended July 31, 2015, Software earnings from operations as a percentage of net revenue increased by 0.1 percentage points due to a decrease in operating expenses as a percentage of net revenue, partially offset by a decrease in gross margin. The decrease in gross margin was due primarily to an unfavorable mix of license revenue. The decrease in operating expenses as a percentage of net revenue was due to lower SG&A expenses as a result of lower field selling costs driven by expense management.

HP Financial Services

	Three months ended July 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$806	$855	(5.7)%
Earnings from operations	$87	$79	10.1%
Earnings from operations as a % of net revenue	10.8%	9.2%

	Nine months ended July 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$2,414	$2,592	(6.9)%
Earnings from operations	$262	$279	(6.1)%
Earnings from operations as a % of net revenue	10.9%	10.8%

  Three months ended July 31, 2015 compared with three months ended July 31, 2014

        HPFS net revenue decreased 5.7% (increased 2.7% on a constant currency basis) for the three months ended July 31, 2015, due primarily to unfavorable currency impacts led primarily by weakness in the euro, partially offset by an increase in revenue from asset management activity as a result of a customer billing adjustment in the prior-year period.

        HPFS earnings from operations as a percentage of net revenue increased by 1.6 percentage points for the three months ended July 31, 2015 due primarily to an increase in gross margin coupled with a decrease in operating expenses as a percentage of net revenue. The increase in gross margin was primarily the result of higher margins in asset management activity due to a customer billing adjustment in the prior-year period, the effect of which was partially offset by unfavorable currency impacts. The decrease in operating expenses as a percentage of net revenue was due to lower SG&A expenses due primarily to favorable currency impacts.

  Nine months ended July 31, 2015 compared with nine months ended July 31, 2014

        HPFS net revenue decreased 6.9% (decreased 0.7% on a constant currency basis) for the nine months ended July 31, 2015. The net revenue decrease for the nine months ended July 31, 2015 was due primarily to unfavorable currency impacts led primarily by weakness in the euro, lower asset management activity and lower portfolio revenue as result of lower interest rate yields.

        HPFS earnings from operations as a percentage of net revenue increased by 0.1 percentage point for the nine months ended July 31, 2015, due primarily to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was the result of higher margins in asset management activity primarily from asset recovery services and the result of a customer billing adjustment in the prior-year period, partially offset by unfavorable currency impacts and lower portfolio margins due to competitive pricing. The increase in operating expenses as a percentage of net revenue was due primarily to the size of the revenue decline.

  Financing Volume

	Three months ended July 31		Nine months ended July 31
	2015	2014	2015	2014
	In millions
Total financing volume	$1,673	$1,702	$4,678	$4,532

        New financing volume, which represents the amount of financing provided to customers for equipment and related software and services, including intercompany activity, decreased 1.7% for the three months ended July 31, 2015 due primarily to unfavorable currency impacts led primarily by weakness in the euro, partially offset by higher financing associated with HP product sales and related services offerings.

        New financing volume increased 3.2% for the nine months ended July 31, 2015 driven by higher financing associated with HP product sales and related services offerings, partially offset by unfavorable currency impacts led primarily by weakness in the euro.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	July 31, 2015	October 31, 2014
	Dollars in millions
Financing receivables, gross	$6,442	$6,670
Net equipment under operating leases	2,638	2,595
Capitalized profit on intercompany equipment transactions(1)	845	783
Intercompany leases(1)	2,154	2,199

Gross portfolio assets	12,079	12,247

Allowance for doubtful accounts(2)	96	111
Operating lease equipment reserve	59	68

Total reserves	155	179

Net portfolio assets	$11,924	$12,068

Reserve coverage	1.3%	1.5%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)
Intercompany activity is eliminated in consolidation.

(2)
Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt attributable to HPFS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with HPFS and its subsidiaries. Debt attributable to HPFS totaled $10.6 billion and $10.7 billion at July 31, 2015 and October 31, 2014, respectively. HPFS equity at both July 31, 2015 and October 31, 2014 was $1.5 billion. We believe the HPFS debt-to-equity ratio is comparable to that of other similar financing companies.

        At July 31, 2015 and October 31, 2014, HPFS cash and cash equivalents balances were approximately $0.6 billion and $0.8 billion, respectively.

        Net portfolio assets at July 31, 2015 decreased 1.2% from October 31, 2014. The decrease generally resulted from unfavorable currency impacts, partially offset by new financing volume in excess of portfolio runoff.

        For the three and nine months ended July 31, 2015, HPFS recorded net bad debt expenses and operating lease equipment reserves of $13 million and $30 million, respectively. For the comparable periods in fiscal 2014, net bad debt expenses and operating lease equipment reserves were $12 million and $32 million, respectively.

Corporate Investments

	Three months ended July 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$4	$3	33.3%
Loss from operations	$(148)	$(115)	(28.7)%
Loss from operations as a % of net revenue(1)	NM	NM

	Nine months ended July 31
	2015	2014	% Change
	Dollars in millions
Net revenue	$22	$297	(92.6)%
Loss from operations(1)	$(416)	$(92)	NM
Loss from operations as a % of net revenue(1)	NM	(31.0)%

(1)
"NM" represents not meaningful.

        Net revenue in Corporate Investments decreased for the nine months ended July 31, 2015 due primarily to the sale of IP related to the Palm acquisition in the prior-year period.

        The increase in loss from operations in Corporate Investments for the three months ended July 31, 2015 was due primarily to higher expenses associated with HP Labs and cloud-related incubation activities. The increase in loss from operations for the nine months ended July 31, 2015 was due primarily to the sale of IP in the prior-year period and higher expenses in the current period from cloud-related incubation activities and HP Labs.

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

Liquidity

	Nine months ended July 31
	2015	2014
	In millions
Net cash provided by operating activities	$3,881	$9,632
Net cash used in investing activities	(4,727)	(1,998)
Net cash provided by (used in) financing activities	2,884	(5,323)

Net increase in cash and cash equivalents	$2,038	$2,311

Operating Activities

        Compared to the corresponding period in fiscal 2014, net cash provided by operating activities decreased by $5.8 billion for the nine months ended July 31, 2015. The decrease was due primarily to lower cash generated from working capital management activities, in part due to payments for separation costs, unfavorable currency impacts, lower net earnings in the current period, lower cash receipts from contract manufacturers, higher cash payments for defined benefit pension plans, as well as higher cash payments for prepaids, employee benefits and accrued expenses.

        As of July 31, 2015, the cash conversion cycle remained unchanged as compared to October 31, 2014. The cash conversion cycle decreased nine days for the comparable period in the prior fiscal year. As a result, we generated less cash flow from operations from working capital activities in the current period as compared to the same period last fiscal year.

        Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	July 31, 2015	October 31, 2014	Change	July 31, 2014	October 31, 2013	Change	Y/Y Change
Days of sales outstanding in accounts receivable	45	44	1	46	49	(3)	(1)
Days of supply in inventory	31	27	4	27	24	3	4
Days of purchases outstanding in accounts payable	(72)	(67)	(5)	(65)	(56)	(9)	(7)

Cash conversion cycle	4	4	0	8	17	(9)	(4)

  July 31, 2015 as compared to July 31, 2014

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding period in fiscal 2014, the decrease in DSO was due primarily to improved accounts receivable management and currency impacts.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding period in fiscal 2014, the increase in DOS was driven by business continuity planning associated with our internal system separation and higher inventory to support service levels.

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

Investing Activities

        Compared to the corresponding period in fiscal 2014, net cash used in investing activities increased by $2.7 billion for the nine months ended July 31, 2015, due primarily to the acquisition of Aruba.

Financing Activities

        Compared to the corresponding period in fiscal 2014, net cash provided by financing activities increased by $8.2 billion for the nine months ended July 31, 2015. The increase was due primarily to proceeds from our term loan agreement, higher proceeds from the issuance of commercial paper and lower debt maturities, partially offset by higher cash utilization for repurchases of common stock. For more information on our share repurchase programs, see Note 14 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Capital Resources

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), separation activities, share repurchase activities, our cost of capital and targeted capital structure.

        Outstanding borrowings increased to $25.5 billion as of July 31, 2015, as compared to $19.5 billion at October 31, 2014, bearing weighted-average interest rates of 2.2% and 2.7%, respectively. During the nine months of fiscal 2015, we issued $12.5 billion and repaid $8.6 billion of commercial paper, utilized $3.5 billion from our term loan agreement and repaid $1.4 billion of U.S. Dollar Global Notes.

        During the next twelve months, $2.8 billion of U.S. Dollar Global Notes are scheduled to mature. For more information on our borrowings, see Note 13 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 12 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Term Loan Agreement

        On April 30, 2015, we entered into a credit agreement that provides for a senior unsecured delayed, multiple-draw term loan facility in the aggregate principal amount of $5.0 billion. The scheduled maturity date is the earlier of November 1, 2015 or the completion date of HP's separation. We have the option to extend the maturity date upon our request, subject to the agreement of the lenders. This facility contains customary representations and warranties and customary affirmative, negative and financial covenants. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio. During the third quarter of fiscal 2015, HP borrowed $3.5 billion under this term loan agreement. As of July 31, 2015, HP was in compliance with the financial covenants in the agreement.

        For more information on our credit agreements, see Note 13 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

  Available Borrowing Resources

        HP's and HP's subsidiaries' resources available to obtain short- or long-term financing were as follows:

As of July 31, 2015
In millions
Commercial paper programs(1)	$12,390
Term loan facility	$1,500
Uncommitted lines of credit	$2,307

(1)
The extent to which HP is able to utilize the commercial paper programs as sources of liquidity at any given time is subject to a number of factors, including market demand for HP securities and commercial paper, HP's financial performance, HP's credit ratings and market conditions generally.

Credit Ratings

        Our credit risk is evaluated by major independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Our credit ratings as of July 31, 2015 were as follows:

	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Services
Short-term debt ratings	A-2	Prime-2	F2
Long-term debt ratings	BBB+	Baa1	A–

        After the announcement of our separation in October 2014, Standard & Poor's Rating Services and Fitch Rating Services placed us on negative watch. In August 2015, Moody's Investors Service ("Moody's") downgraded us to Baa2 from Baa1 due to the high likelihood of our separation which is planned to be completed at the end of fiscal 2015. Moody's is looking through the rating for HP to assess the credit profile for HP Inc. when it is an independent publicly traded company. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, previous downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper and have required the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade to our credit ratings by any of these rating agencies may further impact us in a similar manner, and, depending on the extent of any such downgrade, could have a negative impact on our liquidity and capital position. We can rely on alternative sources of funding, including drawdowns under our credit facilities, if necessary, to offset potential reductions in the market capacity for our commercial paper.

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

Retirement and Post-Retirement Benefit Plan Funding

        For the remainder of fiscal 2015, we anticipate making contributions of approximately $66 million to our non-U.S. pension plans, and approximately $10 million to cover benefit payments to U.S. non-qualified pension plan participants. We also expect to pay approximately $14 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Restructuring Plans

        As of July 31, 2015, we expect future cash payments of approximately $0.6 billion in connection with our approved restructuring plans which include $0.2 billion expected to be paid in the remainder of fiscal 2015 and $0.4 billion expected to be paid through fiscal 2021. For more information on our restructuring activities, see Note 3 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Separation Costs

        As of July 31, 2015, we expect future cash payments of up to $2.0 billion in connection with our separation charges and net foreign tax payments, which are expected to be paid in the remainder of fiscal 2015 and in fiscal 2016, with subsequent tax credit amounts expected over later years. As of July 31, 2015, we also expect separation-related capital expenditures of approximately $100 million in the remainder of fiscal 2015.

Uncertain Tax Positions

        As of July 31, 2015, we had approximately $2.9 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $27 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

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

        We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The total aggregate maximum capacity of the financing arrangements was $2.9 billion as of July 31, 2015, including an aggregate maximum capacity of $1.1 billion in non-recourse financing arrangements and an aggregate maximum capacity of $1.8 billion in partial-recourse financing arrangements. For more information on our third-party revolving short-term financing arrangements, see Note 7 to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

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

        Even if we are able to maintain or increase market share for a particular product, revenue could decline because the product is in a maturing industry or market segment or contains technology that is becoming obsolete. For example, our Storage business unit is experiencing the effects of a market transition towards converged products and solutions, which has led to a decline in demand for our traditional storage products. In addition, the performance of our BCS business unit has been affected by the decline in demand for UNIX servers and concerns about the development of new versions of software to support our Itanium-based products. Revenue and margins also could decline due to increased competition from other types of products. For example, growing demand for an increasing array of mobile computing devices and the development of cloud-based solutions has reduced demand for some of our existing hardware products. In addition, refill and remanufactured alternatives for some of HP's LaserJet toner and inkjet cartridges compete with our printing supplies business.

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

        On October 6, 2014, we announced plans to separate into two independent publicly-traded companies. The separation, which is currently targeted to be completed by the end of fiscal 2015, is subject to approval by our Board of Directors of the final terms of the separation and market, regulatory and certain other conditions. Unanticipated developments, including changes in the competitive conditions of Hewlett Packard Enterprise's and HP Inc.'s respective markets, possible delays in obtaining various tax opinions or rulings, regulatory approvals or clearances, the uncertainty of the financial markets and challenges in executing the separation, could delay or prevent the completion of the proposed separation, or cause the proposed separation to occur on terms or conditions that are different or less favorable than expected.

        We have established a Separation Management Office tasked with driving the separation process. The process of completing the proposed separation has been and is expected to continue to be time-consuming and involve significant costs and expenses. For example, during the nine months ended July 31, 2015, we recorded nonrecurring separation costs of $750 million, which were primarily related to third-party consulting, contractor fees and other incremental costs directly associated with the separation process. The separation costs may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the separation is not completed or is not well executed. Executing the proposed separation will also require significant amounts of management's time and effort, which may divert management's attention from operating and growing our business. Other challenges associated with effectively executing the separation include attracting, retaining and motivating employees during the pendency of the separation and following its completion; addressing disruptions to our supply chain, manufacturing and other operations resulting from splitting HP into two large but independent companies; separating HP's information systems; and establishing new brand identities in the marketplace.

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

        It is a condition to the distribution that HP receive (i) a private letter ruling from the IRS and/or one or more opinions from its external tax advisors, in each case, satisfactory to our Board of Directors, regarding certain U.S. federal income tax matters relating to the separation and related transactions, and (ii) an opinion of each of Wachtell, Lipton, Rosen & Katz and Skadden, Arps, Slate, Meagher & Flom LLP, satisfactory to our Board of Directors, regarding the qualifications of the distribution, together with certain related transactions, as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368 (a)(1)(D) of the U.S. Internal Revenue Code of 1986, as amended. The opinions of outside counsel or any external tax advisers and any U.S. Internal Revenue Service (the "IRS") private letter ruling will be based, among other things, on various factual assumptions we have authorized and representations we have made to outside counsel or the IRS. If any of these assumptions or representations are, or become, inaccurate or incomplete, the validity of the opinions and/or IRS private letter ruling may be affected. An opinion of outside counsel or other external tax advisor represents the judgment of such counsel or other external, but is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will not challenge the conclusions reflected in the opinions or that a court would not sustain such a challenge. In the event the IRS were to prevail with such a challenge, HP, Hewlett Packard Enterprise and HP's stockholders could be subject to significant U.S. federal income tax liability. In addition, we may incur certain tax costs in connection with the separation, including non-U.S. tax expense resulting from separations in multiple non-U.S. jurisdictions that do not legally provide for tax-free separations, which may be material.

Economic weakness and uncertainty could adversely affect our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on worldwide economic conditions and the demand for technology hardware, software and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and in increased expenses and difficulty in managing inventory levels. For example, we are continuing to experience macroeconomic weakness across many geographic regions, particularly in the EMEA region, China and other high-growth markets. Ongoing U.S. federal government spending limits may continue to reduce demand for our products, services and solutions from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products, services and solutions. Economic weakness and uncertainty may adversely affect demand for our products, services and solutions, may result in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges, and may make it more difficult for us to make accurate forecasts of revenue, gross margin, cash flows and expenses.

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

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (the "FCPA"). For example, as discussed in Note 16 to the Consolidated Condensed Financial Statements, the German Public Prosecutor's Office ("German PPO") has been investigating allegations that certain current and former employees of HP engaged in bribery, embezzlement and tax evasion. In addition, the Polish Central Anti-Corruption Bureau is conducting investigations into potential FCPA violations by a former employee of an HP subsidiary in connection with certain public-sector transactions in Poland. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business and reputation.

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

        General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to HP's performance also may affect the price of HP stock. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, as discussed in Note 16 to the Consolidated Condensed Financial Statements, we are involved in several securities class action litigation matters. Additional volatility in the price of our securities could result in the filing of additional securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.

Failure to maintain our credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets.

        Our credit risk is evaluated by the major independent rating agencies. Fitch Ratings, Moody's Investor Service and Standard & Poor's Rating Services have downgraded our ratings in the past, including, most recently, Moody's Investors Service downgraded us to Baa2 from Baa1 in August 2015. Past downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper, and may require the posting of additional collateral under some of our derivative contracts. There can be no assurance that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may further impact us in a similar manner and may have a negative impact on our liquidity, capital position and access to capital markets.

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

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.

        We are subject to income and other taxes in the United States and numerous non-U.S. jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, if circumstances change such that we are unable to indefinitely reinvest our foreign earnings outside the United States, future income tax expense and payments may differ significantly from historical amounts and could materially adversely affect our results of operations. The carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, there are proposals for tax legislation that have been introduced or that are being considered that could have significant adverse effects on our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. Any of these changes could affect our financial performance.

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

        During the third quarter of fiscal 2015, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we completed our preparations for a series of changes to our information technology environment, which includes our financial reporting systems, to support the separate financial reporting requirements for HP Inc. and Hewlett Packard Enterprise. Implementation of these system changes will occur during the fourth quarter of fiscal 2015. There were no other changes in our internal control over financial reporting during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The information contained in Note 16 to the Consolidated Condensed Financial Statements in Part I, Item 1 is incorporated herein by reference.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (May 2015)	3,302	$33.40	3,302	$2,576,297
Month #2 (June 2015)	3,706	$32.65	3,706	$2,455,294
Month #3 (July 2015)	3,966	$30.51	3,966	$2,334,295

Total	10,974	$32.10	10,974

        On July 21, 2011, HP's Board of Directors authorized a $10.0 billion share repurchase program. HP may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All share repurchases settled in the third quarter of fiscal 2015 were open market transactions. As of July 31, 2015, HP had remaining authorization of $2.3 billion for future share repurchases.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

        The Exhibit Index beginning on page 115 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: September 8, 2015

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Merger, dated as of March 2, 2015, among the Registrant, Aspen Acquisition Sub, Inc. and Aruba Networks, Inc.**	8-K	001-04423	2.1	March 2, 2015
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated Bylaws effective November 20, 2013.	8-K	001-04423	3.1	November 26, 2013
4(a)	Senior Indenture between the Registrant and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Subordinated Indenture.	S-3	333-30786	4.2	March 17, 2000
4(c)	Form of Registrant's 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.3	February 28, 2007
4(d)	Form of Registrant's 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.3	February 29, 2008
4(e)	Form of Registrant's 2.125% Global Note due September 13, 2015 and form of related Officers' Certificate.	8-K	001-04423	4.3 and 4.4	September 13, 2010
4(f)	Form of Registrant's 2.200% Global Note due December 1, 2015 and 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	December 2, 2010

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(g)	Form of Registrant's 2.650% Global Note due June 1, 2016 and 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	June 1, 2011
4(h)
	Form of Registrant's 2.350% Global Note due March 15, 2015, 3.000% Global Note due September 15, 2016, 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.2, 4.3, 4.4, 4.5 and 4.6	September 19, 2011
4(i)	Form of Registrant's 3.300% Global Note due December 9, 2016, 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.2, 4.3 and 4.4	December 12, 2011
4(j)	Form of Registrant's 2.600% Global Note due September 15, 2017 and 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	March 12, 2012
4(k)	Form of Registrant's 2.750% Global Note due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(l)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(d)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(e)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(f)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(g)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(h)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(i)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(j)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(k)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(l)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(m)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(n)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(o)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(p)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(q)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(r)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(s)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(t)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(u)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(v)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010
10(w)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(x)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(y)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(z)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*	10-Q	001-04423	10(o)(o)(o)	September 9, 2011

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)(a)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(p)(p)(p)	September 9, 2011
10(b)(b)	Employment offer letter, dated September 27, 2011, between the Registrant and Margaret C. Whitman.*	8-K	001-04423	10.2	September 29, 2011
10(c)(c)	Seventh Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(e)(e)(e)	December 14, 2011
10(d)(d)	Registrant's Severance Plan for Executive Officers, as amended and restated September 18, 2013.*	10-K	001-04423	10(q)(q)	December 30, 2013
10(e)(e)	Aircraft Time Sharing Agreement, dated March 16, 2012, between the Registrant and Margaret C. Whitman.*	10-Q	001-04423	10(h)(h)(h)	June 8, 2012
10(f)(f)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(g)(g)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and John M. Hinshaw.*	10-Q	001-04423	10(t)(t)	June 6, 2013
10(h)(h)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(i)(i)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(j)(j)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(k)(k)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(l)(l)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(m)(m)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(n)(n)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(o)(o)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(p)(p)	Eighth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2014
10(q)(q)	Ninth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2014
10(r)(r)	Tenth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-0442	10(e)(e)(e)	December 17, 2014
10(s)(s)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(t)(t)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015
10(u)(u)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(e)(e)(e)	March 11, 2015
10(v)(v)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(w)(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(x)(x)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(y)(y)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(z)(z)	Registrant's Severance Plan for Executive Officers, as amended and restated November 19, 2014.*	10-Q	001-04423	10(j)(j)(j)	March 11, 2015
10(a)(a)(a)	Voting Agreement, dated as of March 2, 2015, among the Registrant and the listed stockholders of Aruba Networks, Inc.	8-K	001-04423	10.1	March 2, 2015
10(b)(b)(b)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015
10(c)(c)(c)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
11	None.
12	Statements of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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