Form 10-K
period 2015-10-31
HP INC
filed 2015-12-16
CIK 47217

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4423

HP INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1081436
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1501 Page Mill Road, Palo Alto, California	94304
(Address of principal executive offices)	(Zip code)
Registrant's telephone number, including area code: (650) 857-1501
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates was $59,551,395,919 based on the last sale price of common stock on April 30, 2015.

          The number of shares of HP Inc. common stock outstanding as of November 30, 2015 was 1,791,848,366 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's proxy statement related to its 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2015 are incorporated by reference into Part III of this Report.	III

HP INC. AND SUBSIDIARIES

Form 10-K

For the Fiscal Year ended October 31, 2015

        In this report on Form 10-K, for all periods presented, "we", "us", "our", "company", "HP" and "HP Inc." refer to HP Inc. and subsidiaries (formerly Hewlett-Packard Company).

Forward-Looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including, the execution of restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP's businesses; the competitive pressures faced by HP's businesses; risks associated with executing HP's strategy, including the planned separation transaction; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP's products and the delivery of HP's services effectively; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; risks associated with HP's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of Part I of this report and that are otherwise described or updated from time to time in HP's Securities and Exchange Commission reports. HP assumes no obligation and does not intend to update these forward-looking statements.

 PART I

ITEM 1. Business.

Business Overview

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

HP Separation Transaction

        On November 1, 2015 (the "Distribution Date"), Hewlett-Packard Company completed the separation of Hewlett Packard Enterprise Company ("Hewlett Packard Enterprise"), Hewlett-Packard Company's former enterprise technology infrastructure, software, services and financing businesses (the "Separation"). In connection with the Separation, Hewlett-Packard Company changed its name to HP Inc. Accordingly, references to the "company" in this report refer to Hewlett-Packard Company with respect to events occurring on or prior to October 31, 2015, and to HP Inc. with respect to events occurring after October 31, 2015.

        On November 1, 2015, each of our stockholders of record as of the close of business on October 21, 2015 (the "Record Date") received one share of Hewlett Packard Enterprise common stock for every one share of our common stock held as of the Record Date.

        Hewlett Packard Enterprise is now an independent public company trading on the New York Stock Exchange ("NYSE") under the symbol "HPE". After the Separation, we do not beneficially own any shares of Hewlett Packard Enterprise common stock and beginning November 1, 2015, we no longer consolidate Hewlett Packard Enterprise within our financial results or reflect the financial results of Hewlett Packard Enterprise within our continuing results of operations.

        The historical results of operations and the financial position of Hewlett Packard Enterprise are included in the consolidated financial statements of HP Inc. for each of the fiscal years included in this report and will be reported as discontinued operations beginning in the first quarter of fiscal 2016.

HP Products and Services; Segment Information

        Our offerings span the following:

  •
  personal computing and other access devices;

  •
  imaging- and printing-related products and services;

  •
  enterprise information technology ("IT") infrastructure, including enterprise server and storage technology, networking products and solutions, technology support and maintenance;

  •
  multi-vendor customer services, including technology consulting, outsourcing and support services across infrastructure, applications and business process domains; and

  •
  software products and solution, including application testing and delivery software, big data analytics, information governance and IT Operations Management.

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

        Our operations are organized into seven business segments: Personal Systems; Printing; the Enterprise Group ("EG"); Enterprise Services ("ES"); Software; HP Financial Services ("HPFS"); and Corporate Investments. As a result of the Separation, effective November 1, 2015 EG, ES, Software, HPFS and certain parts of Corporate Investments are no longer reported in the continuing results of HP Inc. Personal Systems, Printing and the remaining parts of Corporate Investments segments will be HP Inc.'s reportable segments.

        In each of the past three fiscal years, notebook personal computers ("PCs"), printing supplies, infrastructure technology outsourcing services, desktop PCs and industry standard servers ("ISS") each accounted for more than 10% of our consolidated net revenue.

        The Personal Systems segment and the Printing segment are structured beneath a broader Printing and Personal Systems Group ("PPS"). While PPS is not a reportable segment, we may provide financial data aggregating the Personal Systems and Printing segments to provide a supplementary view of its business.

        A summary of our net revenue, earnings from operations and assets for our segments along with a description of our fiscal 2015 organizational realignments can be found in Note 2 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Risk Factors" in Item 1A, which is incorporated herein by reference.

Printing and Personal Systems Group

        The mission of PPS is to leverage the respective strengths of the Personal Systems segment and the Printing segment by creating a unified business that is customer-focused and poised to capitalize on rapidly shifting industry trends. Each of the business segments within PPS is described in detail below.

  Personal Systems

        Personal Systems provides commercial PCs, consumer PCs, workstations, thin client PCs, tablets, retail point-of-sale ("POS") systems, calculators and other related accessories, software, support and services for the commercial and consumer markets. We group commercial notebooks, commercial desktops, commercial tablets, workstations and thin clients into commercial clients and consumer notebooks and consumer desktops into consumer clients when describing performance in these markets. Both commercial and consumer PCs and tablets are based predominately on Microsoft Windows operating systems and use processors from Intel Corporation ("Intel") and Advanced Micro Devices, Inc. ("AMD"). Personal Systems also maintains a multi-operating system, multi-architecture strategy using the Google Chrome and Android operating systems for notebooks and tablets, respectively.

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

        Consumer PCs.    Consumer PCs include the HP Spectre, HP ENVY, HP Pavilion, HP Chromebook, HP Split and HP Slate series of multi-media consumer notebooks, hybrids and desktops, including the TouchSmart line of touch-enabled notebooks and all-in-one desktops.

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

        Inkjet and Printing Solutions.    Inkjet and Printing Solutions deliver consumer and SMB inkjet solutions (hardware, ink supplies, media, and web-connected hardware and services) and include single-function and all-in-one inkjet printers. Ongoing initiatives and programs, such as Ink in the Office and Ink Advantage, and newer initiatives, such as Instant Ink, are intended to provide innovative printing solutions to consumers and SMBs. Our Ink in the Office initiative is focused on providing high value inkjet printing solutions to SMBs through our Officejet Premium and Officejet Pro inkjet portfolios. Our Ink Advantage program aims to provide savings on the overall cost of printing in emerging markets. Instant Ink is an ink replacement service that allows customers to pay a monthly fee to print a specified number of pages per month.

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

        Software and Web Services.    Software and Web Services delivers a suite of offerings, including document storage, entertainment services, web-connected printing, and PC back-up and related services.

        Marketing Optimization.    Marketing Optimization focuses on delivering solutions and software that help businesses engage audiences, reach new customer segments and markets and deliver compelling content across channels. The group provides solutions for augmented reality, contact center analytics, customer communications management and digital experience management.

Enterprise Group

        EG provides a broad portfolio of enterprise technology solutions to address customer needs in building the foundation for the next generation of applications, web services and user experiences—which are only as rich, impactful and world-changing as the infrastructure platforms that they sit on. EG technology addresses a wide range of customer challenges, including supporting new types of applications, new approaches to IT operations, and new demands and uses for insight, and managing new threats and risks. EG technology also allows customers to capitalize on a wide range of trends and opportunities, from servicing new segments and buying behaviors to inventing new consumption models and creating new revenue streams. EG technology delivers customer outcomes through its innovative, industry leading portfolio across servers, storage, networking, management software, converged infrastructure solutions, and technology services. In today's rapidly changing technology landscape, customers face twin challenges when it comes to their infrastructure foundation: they must optimize their "traditional IT" to support existing applications, and they must simultaneously invest in "cloud-first, mobile-first" infrastructure that will support the next generation of applications, web services and user experiences. The EG portfolio delivers products and services across servers, storage and networking to reduce cost and continue high performance operations for traditional IT loads. For tomorrow's cloud-first, mobile first workloads, the EG portfolio provides products and services across converged solutions engineered for the world's most important workloads in cloud, mobility, infrastructure-as-a-service, and big data; HP OneView as the industry's only unified display software-defined infrastructure management solution; HP Helion cloud portfolio delivering a broad offering of hybrid cloud solutions, cloud services and cloud software; and technology services to advise customers on the right path to transforming their enterprises for tomorrow's digital era.

        Industry Standard Servers.    ISS offers a range of products from entry-level servers through premium ProLiant servers, which run primarily Windows, Linux and virtualization platforms from software providers such as Microsoft Corporation ("Microsoft") and VMware, Inc. ("VMware"), and open source software from other major vendors while leveraging x86 processors from Intel and AMD. The business spans a range of server product lines, including microservers, towers, traditional rack, density-optimized rack and blades, solutions for large, distributed computing companies who buy and deploy nodes at a massive scale. ISS also offers HP Moonshot servers operating on ARM, AMD and Intel Atom-based processors which offer reduced cost, space, energy and complexity compared to traditional servers.

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

        Networking.    Our networking offerings include switches, routers, wireless local area network ("WLAN") and network management products that deliver open, scalable, secure, agile and consistent solutions that span the data center, campus and branch environments and deliver software-defined networking and unified communications capabilities. Our unified wired and wireless networking offerings include WLAN access points, controllers and switches. Our networking solutions are based on our FlexNetwork architecture, which is designed to enable simplified server virtualization, unified communications and business application delivery for the enterprise. Software-defined networking provides an end-to-end solution to automate the network from data center to campus and branch.

        Technology Services.    Technology Services provides Support and Consulting services. Support services offerings span various levels of customer support needs and include: HP Foundation Care, our portfolio of reactive hardware and software support services; HP Proactive Care, which combines remote support technology for real time monitoring with rapid access to our technical experts; HP Datacenter Care, comprehensive, flexible end-to-end support that enables customers to build, operate or consume IT in private or hybrid cloud environments; and Lifecycle Event services, which are event based services, offering our technology expertise and advice for each phase of the technology life cycle. These services are available in the form of service contracts, pre-packaged offerings (HP Care Pack services) or on a customized basis. Consulting services are focused on cloud, mobility and big data and provide IT organizations with advice, design, implementation, migration and optimization of EG's platforms: servers, storage, networking and converged infrastructure.

Enterprise Services

        ES provides technology consulting, outsourcing and support services across infrastructure, applications and business process domains in traditional and Strategic Enterprise Services offerings which includes analytics and data management, security and cloud services. ES leverages our investments in our consulting and support professionals, infrastructure technology, applications, standardized methodologies and global supply and delivery capabilities. ES also creates opportunities for us to market additional hardware and software by offering solutions that leverage our other products and services in order to meet our clients' needs.

        Infrastructure Technology Outsourcing.    The Infrastructure Technology Outsourcing group delivers comprehensive services that streamline and help optimize our clients' technology infrastructure to efficiently enhance performance, reduce costs, mitigate risk and enable business optimization. These services encompass the management of data centers, IT security, cloud computing, workplace technology, networks, unified communications and enterprise service management. We also offer a set of managed services that provide a cross-section of our broader infrastructure services for smaller, discrete engagements.

        Application and Business Services.    The Application and Business Services portfolio helps our clients develop, revitalize and manage their applications and information assets. Our complete application lifecycle approach encompasses application development, testing, modernization, system integration, maintenance and management for both packaged and custom-built applications and cloud offerings. Our Application and Business Services portfolio also includes intellectual property-based industry solutions, along with technologies and related services, all of which help our clients better manage their critical industry processes for customer relationship management, finance and administration, human resources, payroll and document processing.

Software

        Software portfolio provides big data analytics and applications, enterprise security, application testing and delivery management and IT Operations Management solutions for businesses and other enterprises of all sizes. Our Software offerings include licenses, support, professional services and software-as-a-service ("SaaS"). Our global business capabilities within Software are described below.

        Big Data.    Big Data group provides a full suite of software designed to help organizations capture, store, explore, analyze, protect and share information and insights within and outside their organizations to improve business outcomes, while also enabling them to manage risks and meet legal obligations. Our Big Data suite includes HP Vertica, the leading analytics database technology for machine, structured and semi-structured data; HP IDOL, a unique analytics tool for human information; as well as solutions for archiving, data protection, eDiscovery, information governance and enterprise content management.

        Our big data platform, Haven, brings these unique assets together for processing and understanding machine and sensor data, business data and unstructured human information. A growing ecosystem of customers, partners and developers use this platform to build big data driven analytic applications. Our Software segment also leverages Haven's unique analytic assets to deliver purpose-built solutions for a variety of markets, including application testing and delivery, big data analytics and applications, IT Operations Management, and enterprise security. These solutions are designed for businesses and enterprises of all sizes, and are available via on-premise, as well as via SaaS and hybrid delivery models. Software's Haven big data platform and purpose-built applications are augmented by our support and professional services offerings in order to provide an end-to-end solution to customers.

        Application Delivery Management.    The Application Delivery Management group provides software that enables organizations to deliver high-performance applications, accelerating the application delivery lifecycle and automating the testing processes to ensure the quality and scalability of desktop, web, mobile and cloud-based applications.

        Enterprise Security.    Enterprise Security software is designed to disrupt fraud, hackers and cyber criminals by testing and scanning software and websites for security vulnerabilities, improving network defenses and security, implementing security controls, safeguarding data at rest, in motion and in use (regardless of where software and data reside), and providing security intelligence, analytics, and information management to identify threats and manage risk.

        IT Operations Management.    The IT Operations Management group provides the software required to automate routine IT tasks and to pinpoint IT problems as they occur, helping enterprises to reduce operational costs and improve the reliability of applications running in a traditional, cloud or hybrid environment.

HP Financial Services

        HPFS provides flexible investment solutions for our customers, such as leasing, financing, IT consumption and utility programs and asset management services that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software and services from HP and others. In order to provide flexible services and capabilities that support the entire IT lifecycle, HPFS partners with our customers globally to help build investment strategies that enhance their business agility and support their business transformation. HPFS offers a wide selection of investment solution capabilities for large enterprise customers and channel partners, along with an array of financial options to SMBs and educational and governmental entities.

Corporate Investments

        Corporate Investments includes HP Labs, certain enterprise-related business incubation projects and venture focused minority investments, among others.

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

        The mix of our business conducted by direct sales or channel differs substantially by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing and distribution efforts accordingly. We are focused on driving the depth and breadth of our coverage, in addition to identifying efficiencies and productivity gains, in both our direct and indirect businesses. While each of our business segments manages the execution of its own go-to-market and distribution strategy, our business segments also collaborate to ensure strategic and process alignment where appropriate. For example, we typically assign an account manager to manage relationships across our business with large enterprise customers. The account manager is supported by a team of specialists with product and services expertise. For other customers and for consumers, PPS typically manages direct online sales as well as channel relationships with retailers, while our business segments collaborate to manage relationships with commercial resellers targeting SMBs where appropriate.

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

        We purchase materials, supplies and product subassemblies from a substantial number of vendors. For most of our products, we have existing alternate sources of supply or such alternate sources of supply are readily available. However, we do rely on sole sources for laser printer engines, LaserJet supplies, certain customized parts and parts for products with short life cycles (although some of these sources have operations in multiple locations in the event of a disruption). We are dependent upon Intel and AMD as suppliers of x86 processors and Microsoft for various software products; however, we believe that disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors. See "Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers effectively," in Item 1A, which is incorporated herein by reference.

        Like other participants in the IT industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our demand requirements for periods averaging 90 to 120 days. From time to time, we may experience significant price volatility or supply constraints for certain components that are not available from multiple sources. Frequently, we are able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on our gross margin but does not generally disrupt production. We also may acquire component inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supplies. See "Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers effectively," in Item 1A, which is incorporated herein by reference.

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

        A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 2 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Approximately 64% of our overall net revenue in fiscal 2015 came from outside the United States ("U.S.").

        For a discussion of risks attendant to HP's international operations, see "Risk Factors—Due to the international nature of our business, political or economic changes or other factors could harm our business and financial performance," in Item 1A, "Quantitative and Qualitative Disclosure about Market Risk," in Item 7A and Note 11 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

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

        Expenditures for research and development were $3.5 billion in fiscal 2015, $3.4 billion in fiscal 2014 and $3.1 billion in fiscal 2013. We anticipate that we will continue to have significant research and development expenditures in the future to support the design and development of innovative, high-quality products and services to maintain and enhance our competitive position.

        For a discussion of risks attendant to our research and development activities, see "Risk Factors—If we cannot successfully execute our go-to-market strategy and continue to develop, manufacture and market innovative products and services, our business and financial performance may suffer," in Item 1A, which is incorporated herein by reference.

Patents

        Our general policy has been to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. At October 31, 2015, our worldwide patent portfolio included over 33,000 patents, which represents a slight decrease over the number of patents in our portfolio at the end of fiscal 2014. As a result of the Separation, approximately 15,000 patents were transferred to Hewlett Packard Enterprise beginning November 1, 2015.

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

        In addition to developing our patent portfolio, we license intellectual property ("IP") from third parties as we deem appropriate. We have also granted and continue to grant to others licenses, and other rights, under our patents when we consider these arrangements to be in our interest. These license arrangements include a number of cross-licenses with third parties.

        For a discussion of risks attendant to IP rights, see "Risk Factors—Our financial performance may suffer if we cannot continue to develop, license or enforce the intellectual property rights on which our businesses depend," in Item 1A, which is incorporated herein by reference.

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

Seasonality

        General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products and services experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, European sales are often weaker in the summer months and consumer sales are often stronger in the fourth calendar quarter. Demand during the spring and early summer months also may be adversely impacted by market anticipation of seasonal trends. See "Risk Factors—Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable," in Item 1A, which is incorporated herein by reference.

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

        The competitive environments in which each segment operates are described below:

        Personal Systems.    The markets in which Personal Systems operates are highly competitive and are characterized by price competition. The decline in the PC market and the ongoing shift among customers to mobility products has further intensified competition in the PC market. Our primary competitors are Lenovo Group Limited ("Lenovo"), Dell Inc. ("Dell"), Acer Inc., ASUSTeK Computer Inc., Apple Inc., Toshiba Corporation and Samsung Electronics Co., Ltd. ("Samsung"). In particular regions, we also experience competition from local companies and from generically-branded or "white box" manufacturers. Our competitive advantages include our broad product portfolio, our innovation and research and development capabilities, our brand and procurement leverage, our ability to cross-sell our portfolio of offerings, our extensive service and support offerings and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.

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

        Enterprise Group.    EG operates in the highly competitive enterprise technology infrastructure market that is characterized by rapid and ongoing technological innovation and price competition. Our primary competitors include technology vendors such as International Business Machines Corporation ("IBM"), Dell, EMC Corporation ("EMC"), Cisco Systems, Inc. ("Cisco"), Lenovo, Oracle Corporation ("Oracle"), Fujitsu Limited ("Fujitsu"), Inspur Co. Ltd., Huawei Technologies Co. Ltd., NetApp, Inc., Hitachi Ltd., Juniper Networks, Inc., Arista Networks, Inc., Extreme Networks, Inc., Brocade Communications Systems, Inc., VMware, Microsoft, Google Inc., Rackspace Inc., and Amazon.com, Inc. ("Amazon"). In certain regions, we also experience competition from local companies and from generically-branded or "white-box" manufacturers. Our strategy is to deliver superior products, high-value technology support services and differentiated integrated solutions that combine our infrastructure, software and services capabilities. Our competitive advantages include our broad end-to-end solutions portfolio, supported by our strong IP portfolio and research and development capabilities, coupled with our global reach and partner ecosystem.

        Enterprise Services.    ES competes in the IT services, consulting and integration, infrastructure technology outsourcing, business process outsourcing and application services markets. Our primary competitors include IBM Global Services, Computer Sciences Corporation, systems integration firms such as Accenture plc and offshore companies such as Fujitsu and India-based competitors Wipro Limited, Infosys Limited and Tata Consultancy Services Ltd. We also compete with other traditional hardware providers, such as Dell, which are increasingly offering services to support their products, new players in emerging areas like cloud such as Amazon, and smaller local players. Many of our competitors offer a wide range of global services, and some of our competitors enjoy significant brand recognition. ES teams with many companies to offer services, and those arrangements allow us to extend our reach and augment our capabilities. Our competitive advantages include our deep technology expertise, especially in complex multi-country, multi-vendor and/or multi-language environments, our differentiated intellectual property, our strong track record of collaboration with clients and partners, and the combination of our expertise in infrastructure management with skilled global resources on platforms from SAP AG ("SAP"), Oracle and Microsoft, among others.

        Software.    The markets in which our Software segment operates are characterized by rapidly changing customer requirements and technologies. We design and develop enterprise IT management software in competition with IBM, CA Technologies, Inc., VMware, BMC Software, Inc. and others. Our big data solutions, which include data analytics, information governance and digital marketing offerings incorporating both structured and unstructured data, compete with products from companies like Adobe Systems Inc., IBM, EMC, Open Text Corporation, Oracle and Symantec Corporation. We also deliver enterprise security/risk intelligence solutions that compete with products from EMC, IBM, Cisco and Intel. As customers are becoming increasingly comfortable with newer delivery mechanisms such as SaaS, we are facing competition from smaller, less traditional competitors, particularly for customers with smaller IT organizations. Our differentiation lies in the breadth and depth of our software, our collaboration with EG and ES to provide comprehensive IT solutions and services portfolio and the scope of our market coverage.

        HP Financial Services.    In our financing business, our competitors are captive financing companies, mainly IBM Global Financing, as well as banks and other financial institutions in our financing business. We believe our competitive advantage in this business over banks and other financial institutions is our ability to deliver flexible investment solutions and expertise that help customers and other partners create unique technology deployments based on specific business needs.

        For a discussion of risks attendant to these competitive factors, see "Risk Factors—We operate in an intensely competitive industry and competitive pressures could harm our business and financial performance," in Item 1A, which is incorporated herein by reference.

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

        Our operations, and ultimately our products, are expected to become increasingly subject to federal, state, local and foreign laws, regulations and international treaties relating to climate change.

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

        For a discussion of risks attendant to these environmental factors, see "Risk Factors—Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations," in Item 1A, which is incorporated herein by reference. In addition, for a discussion of our environmental contingencies see Note 16 to the Consolidated Financial Statements in Item 8, which is also incorporated herein by reference.

Executive Officers

        The following are our current executive officers:

Rob Binns; age 47; Head of Global Treasury and Investor Relations

        Mr. Binns has served as Head of Global Treasury and Investor Relations since November 2015. Mr. Binns joined Hewlett-Packard Company in 2006 as Finance Director for HP Software in the Europe, Middle East and Africa regions following the acquisition of Mercury Interactive. Since then, Mr. Binns has held a number of finance and business roles within HP Software, including Vice President of Worldwide Field Operations. Previously, Mr. Binns was Vice President of Investor Relations. Most recently, Mr. Binns was the Vice President and Chief Financial Officer for HP Software responsible for driving all finance activities.

Ron Coughlin; age 49; President, Personal Systems

        Mr. Coughlin has served as President, Personal Systems since November 2015. Mr. Coughlin joined Hewlett-Packard Company from PepsiCo in June 2007 as the senior vice president of the Imaging and Printing Group Worldwide Strategy and Marketing team. In 2010, Mr. Coughlin transitioned to lead the LaserJet and Enterprise Solutions global business unit at Hewlett-Packard Company and later ran Consumer Personal Systems at Hewlett-Packard Company.

Jon Flaxman; age 58; Chief Operating Officer

        Mr. Flaxman has served as Chief Operating Officer since November 2015. Previously, Mr. Flaxman served as Senior Vice President and Chief Financial Officer for Hewlett-Packard Company's Printing

and Personal Systems Group. Prior to such role, he was Senior Vice President of Finance for Hewlett-Packard Company's Imaging and Printing Group for four years. From March 2007 to November 2008, Mr. Flaxman was Chief Administrative Officer and Executive Vice President of Hewlett-Packard Company. Mr. Flaxman joined Hewlett-Packard Company in 1981.

Tracy S. Keogh; age 54; Chief Human Resources Officer

        Ms. Keogh has served as Chief Human Resources Officer since November 2015. Previously, Ms. Keogh served as Executive Vice President, Human Resources of Hewlett-Packard Company from April 2011 to November 2015. Prior to joining Hewlett-Packard Company, Ms. Keogh served as Senior Vice President of Human Resources at Hewitt Associates, a provider of human resources consulting services, from May 2007 until March 2011.

Catherine A. Lesjak; age 56; Chief Financial Officer

        Ms. Lesjak has served as Chief Financial Officer since November 2015. Previously, Ms. Lesjak served as Executive Vice President and Chief Financial Officer of Hewlett-Packard Company from 2007 to November 2015. Prior to that, Ms. Lesjak served as Hewlett-Packard Company's interim Chief Executive Officer from August 2010 until November 2010. She also serves as a director of SunPower Corporation.

Enrique Lores; age 50; President, Printing, Solutions and Services

        Mr. Lores has served as President, Printing, Solutions and Services since November 2015. Throughout his 26-year tenure with Hewlett-Packard Company, Mr. Lores held leadership positions across the organization, most recently leading the Separation Management Office for HP Inc. Previously, Mr. Lores was the Senior Vice President and General Manager for Business Personal Systems. Before his Business Personal Systems role, Mr. Lores was Senior Vice President of Customer Support and Services.

Marie Myers; age 47; Global Controller and Head of Finance Services

        Ms. Myers has served as Global Controller and Head of Finance Services since November 2015. Prior to that from October 2014 to October 2015, Ms. Myers was Finance Lead for HP Inc. in the Separation, and held key leadership roles at Hewlett-Packard Company, including: Vice President for PPS HQ and Strategy Finance from May 2012 to October 2015 and Vice President of Finance for PSG Americas from March 2010 to May 2012.

Kim Rivera; age 47; Chief Legal Officer and General Counsel

        Ms. Rivera has served as Chief Legal Officer and General Counsel since November 2015. Prior to joining us, at DaVita Health Care Partners she served as the Chief Legal Officer from July 2011 to October 2015, as Corporate Secretary from January 2010 to December 2013 and as Vice President and General Counsel from January 2010 to July 2011. From February 2006 to November 2009, she served as Vice President and Associate General Counsel at The Clorox Company. Prior to that, Ms. Rivera served as Vice President Law and Chief Litigation Counsel to Rockwell Automation as well as General Counsel for its Automation Controls and Information Group.

Dion J. Weisler; age 48; President and Chief Executive Officer

        Mr. Weisler has served as President and Chief Executive Officer since November 2015. Previously, he served as Executive Vice President of the Printing and Personal Systems Group of Hewlett-Packard Company from June 2013 to November 2015 and as Senior Vice President and Managing Director, Printing and Personal Systems, Asia Pacific and Japan from January 2012 to June 2013. Prior to joining

Hewlett-Packard Company, he was Vice President and Chief Operating Officer of the Product and Mobile Internet Digital Home Groups at Lenovo Group Ltd., a technology company, from January 2008 to December 2011.

Employees

        We had approximately 287,000 employees worldwide as of October 31, 2015.

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

HP Inc.
Attention: Investor Relations
1501 Page Mill Road,
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

ITEM 1A. Risk Factors.

        The following discussion of risk factors contains forward-looking statements. These risk factors may be important for understanding any statement in this Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Consolidated Financial Statements and related notes in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

        Because of the following factors, as well as other variables affecting our results of operations, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks related to our business

If we are unsuccessful at addressing our business challenges, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.

        We are in the process of addressing many challenges facing our business. One set of challenges relates to dynamic and accelerating market trends, such as the decline in the PC market, the growth of multi-architecture devices running competing operating systems and movement to continuous ink supply systems. A second set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions; our business-specific competitors are exerting increased competitive pressure in targeted areas and are entering new markets; our emerging competitors are introducing new technologies and business models; and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution. For example, we may fail to develop innovative products and services, maintain the manufacturing quality of our products, manage our distribution network or successfully market new products and services, any of which could adversely affect our business and financial condition.

        In addition, we are facing a series of significant macroeconomic challenges, including weakness across many geographic regions, particularly in Central and Eastern Europe and Russia, and certain countries and businesses in Asia. We may experience delays in the anticipated timing of activities related to our efforts to address these challenges and higher than expected or unanticipated execution costs. In addition, we are vulnerable to increased risks associated with our efforts to address these challenges given our large and diverse portfolio of businesses, the broad range of geographic regions in which we and our customers and partners operate, and the ongoing integration of acquired businesses. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

We operate in an intensely competitive industry and competitive pressures could harm our business and financial performance.

        We encounter aggressive competition from numerous and varied competitors in all areas of our business, and our competitors have targeted and are expected to continue targeting our key market segments. We compete primarily on the basis of our technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support and security. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, our results of operations and business prospects could be harmed.

        We have a large portfolio of products and must allocate our financial, personnel and other resources across all of our products while competing with companies that have smaller portfolios or specialize in one or more of our product lines. As a result, we may invest less in certain areas of our business than our competitors do, and our competitors may have greater financial, technical and marketing resources available to them compared to the resources allocated to our products and services that compete against their products.

        Companies with whom we have alliances in certain areas may be or become our competitors in other areas. In addition, companies with whom we have alliances also may acquire or form alliances with our competitors, which could reduce their business with us. If we are unable to effectively manage these complicated relationships with alliance partners, our business and results of operations could be adversely affected.

        We face aggressive price competition and may have to continue lowering the prices of many of our products and services to stay competitive, while at the same time trying to maintain or improve our revenue and gross margin. In addition, competitors who have a greater presence in some of the lower-cost markets in which we compete, or who can obtain better pricing, more favorable contractual terms and conditions, or more favorable allocations of products and components during periods of limited supply, may be able to offer lower prices than we are able to offer. Our cash flows, results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.

        Industry consolidation may also affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we operate. Additionally, our competitors may affect our business by entering into exclusive arrangements with our existing or potential customers or suppliers.

        Because our business model is based on providing innovative and high-quality products, we may spend a proportionately greater amount of our revenues on research and development than some of our competitors. If we cannot proportionately decrease our cost structure (apart from research and development expenses) on a timely basis in response to competitive price pressures, our gross margin and, therefore, our profitability could be adversely affected. In addition, if our pricing and other facets of our offerings are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our financial performance and business prospects.

        Even if we are able to maintain or increase market share for a particular product, its financial performance could decline because the product is in a maturing industry or market segment or contains technology that is becoming obsolete. Financial performance could decline due to increased competition from other types of products. For example, growing demand for an increasing array of mobile computing devices has reduced demand for some of our existing hardware products. In addition, refill and remanufactured alternatives for some of our LaserJet toner and inkjet cartridges compete with our printing supplies business.

If we cannot successfully execute our go-to-market strategy and continue to develop, manufacture and market innovative products, services and solutions, our business and financial performance may suffer.

        Our strategy is focused on leveraging our existing portfolio of products, services and solutions to meet the demands of a continually changing technological landscape and to offset certain areas of industry decline. To successfully execute this strategy, we must emphasize the aspects of our core business where demand remains strong, identify and capitalize on natural areas of growth, and innovate and develop new products and services that will enable us to expand beyond our existing technology categories. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas, could adversely affect our business, results of operations and financial condition.

        The process of developing new high-technology products, services and solutions and enhancing existing hardware and software products, services and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share, results of operations and financial condition. For example, to offset industry declines in some of our businesses, we must successfully grow in adjacencies such as copier printers, maintain our strong position in graphics and execute on our strategy to grow commercial mobility by providing specialized products and services to address the needs of our customers. We must make long-term investments, develop or obtain and protect appropriate intellectual property, and commit significant research and development and other resources before knowing whether our predictions will accurately reflect customer demand for our products and services. Any failure to accurately predict technological and business trends, control research and development costs or execute our innovation strategy could harm our business and financial performance. Our research and development initiatives may not be successful in whole or in part, including research and development projects which we have prioritized with respect to funding and/or personnel.

        After we develop a product, we must be able to manufacture appropriate volumes quickly while also managing costs and preserving margins. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so within a given product's lifecycle or at all. Any delay in the development, production or marketing of a new product, service or solution could result in us not being among the first to market, which could further harm our competitive position.

If we cannot continue to produce quality products and services, our reputation, business and financial performance may suffer.

        In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes and unsatisfactory performance under service contracts, as well as defects in third-party components included in our products and unsatisfactory performance or even malicious acts by third-party contractors or subcontractors or their employees. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to develop and implement appropriate solutions. However, the products and services that we offer are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errors, particularly with respect to faulty components manufactured by third-parties. If we are unable to determine the cause or find an appropriate solution to address quality issues with our products, we may delay shipment to customers, which would delay revenue recognition and receipt of customer payments and could adversely affect our revenue, cash flows and profitability. In addition, after products are delivered, quality issues may require us to repair or replace such products. Addressing quality issues can be expensive and may result in additional warranty, repair, replacement and other costs, adversely affecting our financial performance. If new or existing customers have difficulty operating our products or are dissatisfied with our services, our results of operations could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect our results of operations.

We are exposed to fluctuations in foreign currency exchange rates.

        Currencies other than the U.S. dollar, including the euro, the British pound, Chinese yuan (renminbi) and the Japanese yen, can have an impact on our results as expressed in U.S. dollars. In particular, the economic uncertainties relating to European sovereign and other debt obligations and the related European financial restructuring efforts may cause the value of the euro to fluctuate.

Global economic events and uncertainty may cause currencies to fluctuate and currency volatility contributes to variations in our sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the euro or the weakness of the Japanese yen, could adversely affect our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

        From time to time, we may use forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. The effectiveness of our hedges depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. We may incur significant losses from our hedging activities due to factors such as demand volatility and currency variations. In addition, certain or all of our hedging activities may be ineffective, may expire and not be renewed or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. Losses associated with hedging activities also may impact our revenue, financial condition and, to a lesser extent, our cost of sales.

Recent global, regional and local economic weakness and uncertainty could adversely affect our business and financial performance.

        Our business and financial performance depend significantly on worldwide economic conditions and the demand for technology products and services in the markets in which we compete. Recent economic weakness and uncertainty in various markets throughout the world have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and in increased expenses and difficulty in managing inventory levels. For example, we are continuing to experience macroeconomic weakness across many geographic regions, particularly in the Europe, the Middle East and Africa region, China and certain other high-growth markets. Ongoing U.S. federal government spending limits may continue to reduce demand for our products and services from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services. Economic weakness and uncertainty may adversely affect demand for our products and services, may result in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges, and may make it more difficult for us to make accurate forecasts of revenue, gross margin, cash flows and expenses.

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

        Our revenue, gross margin and profit vary among our diverse products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Our revenue depends on the overall demand for our products and services. Delays or reductions in hardware and related services spending by our customers or potential customers could have a material adverse effect on demand for our products and services, which could result in a significant decline in revenue. In addition, revenue declines in some of our businesses may affect revenue in our other businesses as we may lose cross-selling opportunities. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer and geographic mix reflected in that period's net revenue. Competition, lawsuits, investigations, increases in component and manufacturing costs that we are unable to pass on to our customers, component supply disruptions and other risks affecting those businesses therefore may have a significant impact on our overall gross margin and profitability. In addition, newer geographic markets may be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may lead to adjustments to our operations. Moreover, our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period.

If we fail to manage the distribution of our products and services properly, our business and financial performance could suffer.

        We use a variety of distribution methods to sell our products and services around the world, including third-party resellers and distributors and both direct and indirect sales to enterprise accounts and consumers. Successfully managing the interaction of our direct and indirect channel efforts to reach various potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore our profitability.

        Our financial results could be materially adversely affected due to distribution channel conflicts or if the financial conditions of our channel partners were to weaken. Our results of operations may be adversely affected by any conflicts that might arise between our various distribution channels or the loss or deterioration of any alliance or distribution arrangement or the loss of retail shelf space. Moreover, some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends. Many of our significant distributors operate on narrow margins and have been negatively affected by business pressures in the past. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors' financial conditions, abilities to borrow funds in the credit markets or operations weaken.

        Our inventory management is complex, as we continue to sell a significant mix of products through distributors. We must manage both owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing challenges. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance upon indirect distribution methods may reduce our visibility into demand and pricing trends and issues, and therefore make forecasting more difficult. If we have excess or obsolete inventory, we may have to reduce our prices and write down inventory. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors. We also may have limited ability to estimate future product rebate redemptions in order to price our products effectively.

We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers effectively.

        Our operations depend on our ability to anticipate our needs for components, products and services, as well as our suppliers' ability to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are located around the world, and the long lead times required to manufacture, assemble and deliver certain components and products, problems could arise in production, planning and inventory management that could seriously harm our business. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource intensive than expected. Furthermore, certain of our suppliers may decide to discontinue conducting business with us. Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers and risks related to our relationships with single source suppliers, each of which is described below.

  •
  Component shortages.  We may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, the inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also our customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. For example, our PC business relies heavily upon OMs to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. We represent a substantial portion of the business of some of these OMs, and any changes to the nature or volume of our business transactions with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of certain components may increase, we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, our business and financial performance could suffer if we lose time-sensitive sales, incur additional freight costs or are unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some product or service offerings, which could result in further costs and delays.

  •
  Excess supply.  In order to secure components for our products or services, at times we may make advance payments to suppliers or enter into non-cancelable commitments with vendors. In addition, we may purchase components strategically in advance of demand to take advantage of favorable pricing or to address concerns about the availability of future components. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components, which could adversely affect our business and financial performance.

  •
  Contractual terms.  As a result of binding long-term price or purchase commitments with vendors, we may be obligated to purchase components or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. If we commit to purchasing components or services for prices in excess of the then-current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, our gross margin could suffer, and we could incur additional charges relating to inventory obsolescence. In addition, many of our competitors obtain products or components from the same OMs and suppliers that we utilize. Our competitors may obtain better pricing, more favorable contractual terms and conditions, and more favorable allocations of products and components during periods of limited supply, and our ability to engage in relationships with certain OMs and suppliers could be limited. The practice employed by our PC business of purchasing product components and transferring those components to its OMs may create large supplier receivables with the OMs that, depending on the financial condition of the OMs, may create collectability risks. In addition, certain of our OMs and suppliers may decide to discontinue conducting business with us. Any of these developments could adversely affect our future results of operations and financial condition.

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

  •
  Single-source suppliers.  We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. For example, we rely on Canon for laser printer engines and laser toner cartridges. We also rely on Intel to provide us with a sufficient supply of processors for many of our PCs and workstations, and we rely on AMD to provide us with a sufficient supply of processors for other products. Some of those processors are customized for our products. New products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. Replacing a single-source supplier could delay production of some products as replacement suppliers may be subject to capacity constraints or other output limitations. For some components, such as customized components and some of the processors that we obtain from Intel, alternative sources either may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single-source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single-source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of our components. The loss of a single-source supplier, the deterioration of our relationship with a single-source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single source supplier could adversely affect our business and financial performance.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or manmade disasters or catastrophic events, for which we are predominantly self-insured. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters and a portion of our research and development activities are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products, and primarily in the southwestern United States to import products into the Americas region. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, IT system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near locations more vulnerable to the occurrence of the aforementioned business disruptions, such as near major earthquake faults, and being consolidated in certain geographical areas is unknown and remains uncertain.

Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable.

        Our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter's total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be cancelled. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages or global logistics disruptions could adversely impact our inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.

        We experience some seasonal trends in the sale of our products that also may produce variations in our quarterly results and financial condition. For example, sales to governments (particularly sales to the U.S. government) are often stronger in the third calendar quarter, and many customers whose fiscal year is the calendar year spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. Consumer sales are often higher in the fourth calendar quarter compared to other quarters due in part to seasonal holiday demand. European sales are often weaker during the summer months. Demand during the spring and early summer also may be adversely impacted by market anticipation of seasonal trends. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect our gross margin prior to or shortly after such product launches. Typically, our third fiscal quarter is our weakest and our fourth fiscal quarter is our strongest. Many of the factors that create and affect seasonal trends are beyond our control.

Due to the international nature of our business, political or economic changes or other factors could harm our business and financial performance.

        Sales outside the United States made up approximately 64% of our net revenue for fiscal 2015. In addition, a portion of our business activity is being conducted in emerging markets. Our future business and financial performance could suffer due to a variety of international factors, including:

  •
  ongoing instability or changes in a country's or region's economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts;

  •
  longer collection cycles and financial instability among customers;

  •
  trade regulations and procedures and actions affecting production, pricing and marketing of products, including policies adopted by countries that may champion or otherwise favor domestic companies and technologies over foreign competitors;

  •
  local labor conditions and regulations, including local labor issues faced by specific suppliers and OEMs;

  •
  managing a geographically dispersed workforce;

  •
  changes in the international, national or local regulatory and legal environments;

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

        In many foreign countries, particularly in those with developing economies, there are companies that engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"). Although we implement policies, procedures and training designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those of the companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business and reputation.

Any failure by us to identify, manage and complete acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects.

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

  •
  We may not fully realize all of the anticipated benefits of any particular business combination and investment transaction, and the timeframe for realizing the benefits of a particular business combination and investment transaction may depend partially upon the actions of employees, advisors, suppliers, other third-parties or market trends.

  •
  Certain prior business combination and investment transactions entered into by Hewlett-Packard Company resulted, and in the future any such transactions by us may result, in significant costs and expenses, including those related to severance pay, early retirement costs, employee benefit costs, goodwill and asset impairment charges, charges from the elimination of duplicative facilities and contracts, asset impairment charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans.

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

  •
  In order to complete a business combination and investment transaction, we may issue common stock, potentially creating dilution for our existing stockholders.

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

  •
  An announced business combination and investment transaction may not close on the expected timeframe or at all, which may cause our financial results to differ from expectations in a given quarter.

  •
  Business combination and investment transactions may lead to litigation, which could impact our financial condition and results of operations.

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

        As part of our business strategy, we regularly evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience greater dis-synergies than expected, and the impact of the divestiture on our revenue growth may be larger than projected. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as to necessary regulatory and governmental approvals on acceptable terms, which, if not satisfied or obtained, may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could affect our future financial results.

Integrating acquisitions may be difficult and time-consuming. Any failure by us to integrate acquired companies, products or services into our overall business in a timely manner could harm our financial results, business and prospects.

        In order to pursue our strategy successfully, we must identify candidates for and successfully complete business combination and investment transactions, some of which may be large or complex, and manage post-closing issues such as the integration of acquired businesses, products, services or employees. Integration issues are often time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business and the acquired business. The challenges involved in integration include:

  •
  successfully combining product and service offerings and entering or expanding into markets in which we are not experienced or are developing expertise;

  •
  convincing customers and distributors that the transaction will not diminish client service standards or business focus;

  •
  persuading customers and distributors not to defer purchasing decisions or switch to other suppliers (which could result in our incurring additional obligations in order to address customer uncertainty), minimizing sales force attrition and expanding and coordinating sales, marketing and distribution efforts;

  •
  consolidating and rationalizing corporate IT infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code and business processes;

  •
  minimizing the diversion of management attention from ongoing business concerns;

  •
  persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees, engaging with employee works councils representing an acquired company's non-U.S. employees, integrating employees, correctly estimating employee benefit costs and implementing restructuring programs;

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

We may not achieve some or all of the expected benefits of our restructuring plan and our restructuring may adversely affect our business.

        We announced a restructuring plan in September 2015 to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies that we expect to reduce costs. We may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plan, including details regarding the plan announced in September 2015, see Note 3 to our Consolidated Financial Statements in Item 8.

Our financial performance may suffer if we cannot continue to develop, license or enforce the intellectual property rights on which our businesses depend.

        We rely upon patent, copyright, trademark, trade secret and other intellectual property laws in the United States, similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain intellectual property rights in the products and services we sell, provide or otherwise use in our operations. However, any of our intellectual property rights could be challenged, invalidated, infringed or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages, either of which could result in costly product redesign efforts, discontinuance of certain product offerings or other harm to our competitive position. For example, our enforcement of inkjet printer supplies IP against infringers may be successfully challenged or our IP may be successfully circumvented. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use; this, too, could adversely affect our ability to sell products or services and our competitive position.

Our products and services depend in part on intellectual property and technology licensed from third parties.

        Some of our business and some of our products rely on key technologies developed or licensed by third-parties. We may not be able to obtain or continue to obtain licenses and technologies from these third-parties at all or on reasonable terms, or such third-parties may demand cross-licenses to our intellectual property. For example, some of our software offerings are developed using software components or other intellectual property licensed from third parties, including through both proprietary and open source licenses. These third-party software components may become obsolete, defective or incompatible with future versions of our products, or our relationship with the third party may deteriorate, or our agreements with the third party may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we must carefully monitor and manage our use of third-party software components, including both proprietary and open source license terms that may require the licensing or public disclosure of our intellectual property without compensation or on undesirable terms. Additionally, some of these licenses may not be available to us in the future on terms that are acceptable or that allow our product offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our business, including our financial condition and results of operations. In addition, it is possible that as a consequence of a merger or acquisition, third-parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to such transaction. Because the availability and cost of licenses from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties who license to our competitors will either refuse to license us at all, or refuse to license us on terms equally favorable to those granted to our competitors. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.

Third-party claims of intellectual property infringement are commonplace in the IT industry and successful third-party claims may limit or disrupt our ability to sell our products and services.

        Third-parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. For example, patent assertion entities may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from companies such as HP Inc. and our customers. If we cannot or do not license allegedly infringed intellectual property at all or on reasonable terms, or if we are required to substitute similar technology from another source, our operations could be adversely affected. Even if we believe that intellectual property claims are without merit, they can be time-consuming and costly to defend against and may divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.

        Further, our results of operations and cash flows have been and could continue to be affected in certain periods and on an ongoing basis by the imposition, accrual and payment of copyright levies or similar fees. In certain countries (primarily in Europe), proceedings are ongoing or have been concluded involving our company in which groups representing copyright owners have sought or are seeking to impose upon and collect from HP Inc. levies upon equipment (such as PCs, MFDs and printers) alleged to be copying devices under applicable laws. Other such groups have also sought to modify existing levy schemes to increase the amount of the levies that can be collected from us. Other countries that have not imposed levies on these types of devices are expected to extend existing levy schemes, and countries that do not currently have levy schemes may decide to impose copyright levies on these types of devices. The total amount of the copyright levies will depend on the types of products determined to be subject to the levy, the number of units of those products sold during the period covered by the levy, and the per unit fee for each type of product, all of which are affected by several factors, including the outcome of ongoing litigation involving us and other industry participants and possible action by the legislative bodies in the applicable countries, and could be substantial. Consequently, the ultimate impact of these copyright levies or similar fees, and our ability to recover such amounts through increased prices, remains uncertain.

The allocation of intellectual property rights between Hewlett Packard Enterprise Company ("Hewlett Packard Enterprise") and HP Inc. as part of the Separation, and the shared use of certain intellectual property rights following the Separation, could adversely impact our reputation, our ability to enforce certain intellectual property rights that are important to us and our competitive position.

        In connection with the Separation, Hewlett-Packard Company allocated to each of Hewlett Packard Enterprise and HP Inc. the intellectual property assets relevant to their businesses. The terms of the Separation include cross-licenses and other arrangements to provide for certain ongoing use of intellectual property in the existing operations of both businesses. For example, through a joint brand holding structure, both Hewlett Packard Enterprise and HP Inc. will retain the ability to make ongoing use of certain variations of the legacy Hewlett-Packard and HP branding, respectively. There is a risk that the joint brand holding structure may impair the enforcement of HP Inc.'s trademark rights against third parties that infringe them. Furthermore, as a result of this shared use of the legacy branding there is a risk that conduct or events adversely affecting the reputation of Hewlett Packard Enterprise could also adversely affect the reputation of HP Inc. In addition, as a result of the allocation of intellectual property as part of the Separation, HP Inc. will no longer have ownership of intellectual property allocated to Hewlett Packard Enterprise and our resulting intellectual property ownership position could adversely affect our position and options relating to patent enforcement, patent licensing and cross-licensing, our ability to sell our products or services, our competitive position in the industry and our ability to enter new product markets.

Our business and financial performance could suffer if we do not manage the risks associated with our services business properly.

        The risks that accompany our services business differ from those of our other businesses and include the following:

  •
  The success of our services business is to a significant degree dependent on our ability to retain our significant services clients and maintain or increase the level of revenues from these clients. We may lose clients due to their merger or acquisition, business failure, contract expiration or their selection of a competing service provider or decision to in-source services. In addition, we may not be able to retain or renew relationships with our significant clients. As a result of business downturns or for other business reasons, we are also vulnerable to reduced business from our clients, which can reduce the scope of services provided and the prices for those services. We may not be able to replace the revenue and earnings from any such lost clients or reductions in services. In addition, our contracts may allow a client to terminate the contract for convenience, and we may not be able to fully recover our investments in such circumstances.

  •
  The pricing and other terms of some of our service agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these agreements less profitable or unprofitable, which could have an adverse effect on the profit margin of our services business.

  •
  Some of our service agreements require significant investment in the early stages that is expected to be recovered through billings over the life of the agreement. These agreements may involve the development and deployment of new technologies. Varying degrees of performance risk exist in each agreement with these characteristics, and some or all elements of service delivery under these agreements are dependent upon successful completion of the development and deployment phases. Any failure to perform satisfactorily under these agreements may expose us to legal liability, result in the loss of customers and harm our reputation, which could harm the financial performance of our services business.

  •
  If we do not hire, train, motivate and effectively utilize employees with the right mix of skills and experience in the right geographic regions to meet the needs of our services clients, our financial performance could suffer. For example, if our employee utilization rate is too low, our profitability and the level of engagement of our employees could suffer. If that utilization rate is too high, it could have an adverse effect on employee engagement and attrition and the quality of the work performed, as well as our ability to staff projects. If we are unable to hire and retain a sufficient number of employees with the skills or backgrounds to meet current demand, we might need to redeploy existing personnel, increase our reliance on subcontractors or increase employee compensation levels, all of which could also negatively affect our profitability. In addition, if we have more employees than we need with certain skill sets or in certain geographies, we may incur increased costs as we work to rebalance our supply of skills and resources with client demand in those geographies.

Failure to comply with our customer contracts or government contracting regulations could adversely affect our business and results of operations.

        Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Such failures could also cause reputational damage to our business. In addition, Hewlett-Packard Company has in the past been, and we may in the future be, subject to qui tam litigation brought by private individuals on behalf of the government relating to our government contracts, which could include claims for treble damages. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts. If our customer contracts are terminated, if we are suspended or disbarred from government work, or if our ability to compete for new contracts is adversely affected, our financial performance could suffer.

Hewlett-Packard Company's stock price has historically fluctuated, and our stock price may continue to fluctuate, which may make future prices of HP Inc.'s stock difficult to predict.

        Our stock price, like that of other technology companies, can be volatile. Some of the factors that could affect our stock price are:

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

  •
  the announcement of new, planned or contemplated products, services, technological innovations, acquisitions, divestitures or other significant transactions by us or our competitors;

  •
  quarterly increases or decreases in revenue, gross margin, earnings or cash flows, changes in estimates by the investment community or our financial outlook and variations between actual and estimated financial results;

  •
  announcements of actual and anticipated financial results by our competitors and other companies in the IT industry;

  •
  developments relating to pending investigations, claims and disputes; and

  •
  the timing and amount of our share repurchases.

        General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to our performance also may affect the price of our stock. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. Additional volatility in the price of our securities could result in the filing of securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.

Failure to maintain our credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets.

        Our credit risk is evaluated by the major independent rating agencies. Fitch Ratings, Moody's Investor Service and Standard & Poor's Rating Services downgraded Hewlett-Packard Company's ratings in the past. Past downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper, and may require the posting of additional collateral under some of our derivative contracts. We cannot assure you that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may further impact us in a similar manner and may have a negative impact on our liquidity, capital position and access to capital markets.

We make estimates and assumptions in connection with the preparation of our Consolidated Financial Statements, and any changes to those estimates and assumptions could adversely affect our results of operations.

        In connection with the preparation of our Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. In addition, as discussed in Note 16 to the Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.

        We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters, and may assess additional taxes as a result. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we cannot assure you that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, if circumstances change such that we are unable to indefinitely reinvest our foreign earnings outside the United States, future income tax expense and payments may differ significantly from historical amounts and could materially adversely affect our results of operations. The carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, there are proposals for tax legislation that have been introduced or that are being considered that could have a significant adverse effect on our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. Any of these changes could affect our financial performance.

In order to be successful, we must attract, retain, train, motivate, develop and transition key employees, and failure to do so could seriously harm us.

        In order to be successful, we must attract, retain, train, motivate, develop and transition qualified executives and other key employees, including those in managerial, technical, development, sales, marketing and IT support positions. Identifying, developing internally or hiring externally, training and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. Our equity-based incentive awards may contain conditions relating to our stock price performance and our long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the stockholder approval needed to continue granting equity-based incentive awards in the amounts we believe are necessary, our ability to attract, retain and motivate executives and key employees could be weakened. Our failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.

System security risks, data protection breaches, cyberattacks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our revenue, increase our expenses, damage our reputation and adversely affect our stock price.

        Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, including bugs, viruses, worms, malicious software programs and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

        We manage and store various proprietary information and sensitive or confidential data relating to our business and our customers. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We also could lose existing or potential customers or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

        Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could reduce our revenue, increase our expenses, damage our reputation and adversely affect our stock price.

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

Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations.

        We are subject to various federal, state, local and foreign laws and regulations. For example, we are subject to laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites, the content of our products and the recycling, treatment and disposal of our products, including batteries. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product take-back legislation. If we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws, we could incur substantial costs or face other sanctions, which may include restrictions on our products entering certain jurisdictions. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean-up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs to comply with environmental laws are difficult to predict.

Some anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

        We have provisions in our certificate of incorporation and bylaws each of which could have the effect of rendering more difficult or discouraging an acquisition of HP Inc. deemed undesirable by our Board of Directors. These include provisions:

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

        Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control of HP Inc. could limit the opportunity for our stockholders to receive a premium for their shares of our stock and also could affect the price that some investors are willing to pay for our stock.

Risks Related to the Separation

The separation of Hewlett-Packard Company into two independent publicly-traded companies is subject to various risks and uncertainties and may not achieve some or all of the anticipated benefits.

        On November 1, 2015, we completed the Separation of our enterprise technology infrastructure, software, services and financing businesses from its personal systems and printing businesses. The process of completing the Separation has involved significant costs and expenses. Uncertainty related to the Separation may lead customers and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in our existing business relationships, or cause them to consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our businesses, financial condition, results of operations and prospects.

        We may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the separation. As an independent publicly-traded company we are a smaller, less diversified company with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect its business, financial condition and results of operations.

The Separation could result in substantial tax liability.

        We obtained an opinion of outside counsel that, for U.S. federal income tax purposes, the Separation qualified, for both the company and our stockholders, as a reorganization within the meaning of Sections 368(d)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended. In addition, we obtained a private letter ruling from the Internal Revenue Service (the "IRS") and opinions of outside counsel regarding certain matters impacting the U.S. federal income tax treatment of the Separation for the company and certain related transactions as transactions that are generally tax-free for U.S. federal income tax purposes. The opinions of outside counsel and the IRS private letter ruling were based, among other things, on various factual assumptions we have authorized and representations we have made to outside counsel and the IRS. If any of these assumptions or representations are, or become, inaccurate or incomplete, reliance on the opinions and IRS private letter ruling may be affected. An opinion of outside counsel represents their legal judgement but is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will not challenge the conclusions reflected in the opinions or that a court would not sustain such a challenge. Notwithstanding the foregoing, we incurred certain tax costs in connection with the Separation, including non-U.S. tax expenses resulting from the Separation in multiple non-U.S. jurisdictions that do not legally provide for tax-free Separation, which may be material. If the Separation or certain internal transactions undertaken in anticipation of the Separation are determined to be taxable for U.S. federal income tax purposes, we, our stockholders that are subject to U.S. federal income tax and/or Hewlett Packard Enterprise could incur significant U.S. federal income tax liabilities.

Hewlett Packard Enterprise or HP Inc. may fail to perform under the transaction agreements executed as part of the Separation.

        In connection with the Separation, Hewlett Packard Enterprise and HP Inc. entered into several agreements, including among others a transition services agreement, a separation and distribution agreement, a tax matters agreement, an employee matters agreement, a real estate matters agreement, a commercial agreement and an IT service agreement. The transition services agreement provides for the performance of certain services by each company for the benefit of the other for a transition period after the Separation. The separation and distribution agreement, tax matters agreement, employee matters agreement and real estate matters agreement determine the allocation of assets and liabilities between the companies following the Separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The commercial agreement establishes a bilateral relationship between Hewlett Packard Enterprise and us for the purchase and sale of commercially available products and services for internal use, incorporation and bundling in OEM products and services, resale to customers and use in the provision of managed services to customers, as well as joint customer pursuits and joint development activities. The IT service agreement provides for the performance by one of Hewlett Packard Enterprise's subsidiaries of certain application development and maintenance and IT infrastructure services for us. We will rely on Hewlett Packard Enterprise to satisfy its performance and payment obligations under these agreements. If Hewlett Packard Enterprise is unable to satisfy its obligations under these agreements, we could incur operational difficulties or losses that could have a material and adverse effect on our business, financial condition and results of operations.

ITEM 1B.    Unresolved Staff Comments.

        None.

ITEM 2. Properties.

        As of October 31, 2015, we owned or leased approximately 70 million square feet of space worldwide, a summary of which is provided below.

	Fiscal year ended October 31, 2015
	Owned	Leased	Total
	(square feet in millions)
Administration and support	11	23	34
(Percentage)	32%	68%	100%
Core data centers, manufacturing plants, research and development facilities and warehouse operations	14	16	30
(Percentage)	47%	53%	100%

Total(1)	25	39	64
(Percentage)	39%	61%	100%

(1)
Excludes 6 million square feet of vacated space, of which 2 million square feet is leased to third parties.

        In connection with the Separation, as of November 1, 2015, we transferred a total of approximately 51 million square feet of space worldwide to Hewlett Packard Enterprise. Of that, Hewlett Packard Enterprise owned approximately 21 million square feet and leased approximately 30 million square feet of space. We believe that our existing properties are in good condition and are suitable for the conduct of our business. Because of the interrelation of our segments, a majority of our segments use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

Principal Executive Offices

        Our principal executive offices, including our global headquarters, are located at 1501 Page Mill Road, Palo Alto, California, United States of America.

Headquarters of Geographic Operations

        The locations of our geographic headquarters are as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Houston, United States Mississauga, Canada	Geneva, Switzerland	Singapore Tokyo, Japan

Product Development, Services and Manufacturing

        The locations of our major product development, manufacturing, data centers and HP Labs facilities are as follows:

Americas

 Brazil—Sao Paulo

 Canada—Markham, Mississauga

 Puerto Rico—Aguadilla

United States—Alpharetta, Andover, Auburn Hills, Austin, Cincinnati, Boise, Charlotte, Colorado Springs, Corvallis, Des Moines, Fort Collins, Hockley, Houston, Indianapolis, Nashville, Palo Alto, Plano, Rancho Cordova, Roseville, San Diego, Sandston, Suwanee, Tulsa	Europe, Middle East, Africa France—Grenoble Ireland—Dublin Israel—Kiryat-Gat, Nes Ziona, Netanya Germany—Frankfurt Spain—Barcelona United Kingdom—Billingham, Erskine, Norwich, Sunderland
Asia Pacific India—Bangalore, Udham Singh Nagar Japan—Tokyo Singapore—Singapore Taiwan—Taipei	HP Labs Israel—Haifa United Kingdom—Bristol United States—Palo Alto

ITEM 3. Legal Proceedings.

        Information with respect to this item may be found in Note 16 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures.

        Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Information regarding the market prices of HP common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 and on the cover page of this Annual Report on Form 10-K, respectively, which are incorporated herein by reference. We have declared and paid cash dividends each fiscal year since 1965. Dividends declared and paid per share by fiscal quarter in 2015 and 2014 were as follows:

	2015				2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Dividends declared	—	$0.35	—	$0.32	—	$0.32	—	$0.29
Dividends paid	$0.18	$0.18	$0.16	$0.16	$0.16	$0.16	$0.15	$0.15

        Additional information concerning dividends may be found in "Selected Financial Data" in Item 6 and Note 14 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

        As of November 30, 2015, there were approximately 71,910 stockholders of record.

        In connection with the Separation, on November 1, 2015, we completed the distribution of the outstanding common stock of Hewlett Packard Enterprise to our stockholders as of the close of business on October 21, 2015, the record date for the distribution. Our stockholders received one share of Hewlett Packard Enterprise common stock for every one share of our common stock held at the close of business on the record date. We distributed a total of approximately 1.8 billion shares of Hewlett Packard Enterprise common stock to our stockholders.

Recent Sales of Unregistered Securities

        On October 9, 2015, Hewlett Packard Enterprise completed the offering of senior unsecured notes in aggregate principal amount of $14.6 billion (the "Notes") through private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes issued by Hewlett Packard Enterprise have not been registered under the Securities Act or any state securities laws.

        There were no unregistered sales of equity securities in fiscal 2015.

Issuer Purchases of Equity Securities

Fourth Quarter of Fiscal 2015	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month #1 (August 2015)	3,429	$28.90	3,429	$2,235,197
Month #2 (September 2015)	3,641	$27.11	3,641	$2,136,497
Month #3 (October 2015)	3,732	$27.70	3,732	$2,033,098

Total	10,802	$27.88	10,802

        On July 21, 2011, HP's Board of Directors authorized a $10.0 billion share repurchase program. HP may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All share repurchases settled in the fourth quarter of fiscal 2015 were open market transactions. As of October 31, 2015, HP had remaining authorization of $2.0 billion for future share repurchases.

Stock Performance Graph and Cumulative Total Return

        The graph below shows the cumulative total stockholder return assuming the investment of $100 at the market close on October 31, 2010 (and the reinvestment of dividends thereafter) in each of HP common stock, the S&P 500 Index, and the S&P Information Technology Index. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	10/10	10/11	10/12	10/13	10/14	10/15
Hewlett-Packard Company	100.00	64.10	34.14	61.77	92.71	71.13
S&P 500 Index	100.00	108.08	124.51	158.33	185.66	195.3
S&P Information Technology Index	100.00	108.76	120.42	144.39	181.5	201.82

ITEM 6. Selected Financial Data.

        The information set forth below includes the results of Hewlett Packard Enterprise which separated from HP on November 1, 2015 and is not an indicative of results of future continuing operations. The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, which are incorporated herein by reference, in order to understand further the factors that may affect the comparability of the financial data presented below.

HP INC. AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31
	2015	2014	2013	2012	2011
	In millions, except per share amounts
Net revenue	$103,355	$111,454	$112,298	$120,357	$127,245
Earnings (loss) from operations(1)	$5,471	$7,185	$7,131	$(11,057)	$9,677
Net earnings (loss)(1)	$4,554	$5,013	$5,113	$(12,650)	$7,074
Net earnings (loss) per share
Basic	$2.51	$2.66	$2.64	$(6.41)	$3.38
Diluted	$2.48	$2.62	$2.62	$(6.41)	$3.32
Cash dividends declared per share	$0.67	$0.61	$0.55	$0.50	$0.40
At year-end:
Total assets(2)	$106,882	$103,206	$105,676	$108,768	$129,517
Long-term debt	$21,780	$16,039	$16,608	$21,789	$22,551
Total debt(3)	$24,665	$19,525	$22,587	$28,436	$30,634

(1)
Earnings (loss) from operations and net earnings (loss) include the following items:

	2015	2014	2013	2012	2011
	In millions
Amortization of intangible assets	$931	$1,000	$1,373	$1,784	$1,607
Impairment of goodwill and intangible assets	—	—	—	18,035	885
Wind down of webOS device business	—	—	—	(36)	755
Wind down of non-strategic businesses	—	—	—	108	—
Restructuring charges	1,017	1,619	990	2,266	645
Separation costs	1,259	—	—	—	—
Defined benefit plan settlement charges	168	—	—	—	—
Impairment of data center assets	136	—	—	—	—
Acquisition and other related charges	90	11	22	45	182

Total charges before taxes	$3,601	$2,630	$2,385	$22,202	$4,074

Total charges, net of taxes	$2,737	$2,132	$1,825	$20,685	$3,130

(2)
Total assets decreased in fiscal 2012 due primarily to goodwill and intangible asset impairment charges associated with the Autonomy reporting unit within the Software segment, a goodwill impairment charge associated with the ES segment and an intangible asset impairment charge associated with the "Compaq" trade name within the Personal Systems segment.

(3)
Total debt increased in fiscal 2015 due primarily to the Separation and business acquisitions. In fiscal 2014 and 2013, total debt decreased due to maturities.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

  •
  HP Separation Transaction.  A discussion of the separation of Hewlett Packard Enterprise, Hewlett-Packard Company's former enterprise technology infrastructure, software, services and financing businesses.

  •
  Overview.  A discussion of our business and overall analysis of financial and other highlights affecting the company to provide context for the remainder of MD&A. The overview analysis compares fiscal 2015 to fiscal 2014.

  •
  Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

  •
  Results of Operations.  An analysis of our financial results comparing fiscal 2015 to fiscal 2014 and fiscal 2014 to fiscal 2013. A discussion of the results of operations at the consolidated level is followed by a more detailed discussion of the results of operations by segment.

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

HP Separation Transaction

        On November 1, 2015 (the "Distribution Date"), we completed the separation of Hewlett Packard Enterprise, Hewlett-Packard Company's former enterprise technology infrastructure, software, services and financing businesses (the "Separation"). In connection with the Separation, Hewlett-Packard Company changed its name to HP Inc.

        On November 1, 2015, each of our stockholders of record as of the close of business on October 21, 2015 (the "Record Date") received one share of Hewlett Packard Enterprise common stock for every one share of our common stock held as of the Record Date. We distributed a total of approximately 1.8 billion shares of Hewlett Packard Enterprise common stock to our stockholders.

        Hewlett Packard Enterprise is now an independent public company trading on the New York Stock Exchange ("NYSE") under the symbol "HPE". After the Separation, we do not beneficially own any shares of Hewlett Packard Enterprise common stock.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The process of completing the Separation was highly complex and involved significant costs and expenses. Accordingly, we incurred separation costs and foreign tax expenses associated with separating into two companies. In fiscal 2015, we recorded nonrecurring separation costs and net foreign tax expenses of $1.6 billion, which were primarily related to third-party consulting, contractor fees and other incremental costs directly associated with the separation process. We expect total separation charges and net foreign tax expenses to be approximately $180 million in fiscal 2016. Additionally, the separation into two independent companies is expected to result in total dis-synergies of approximately $400 million to $450 million annually, which costs are primarily associated with corporate functions such as finance, legal, IT, real estate and human resources. Such dis-synergies are expected to be divided approximately equally between HP Inc. and Hewlett Packard Enterprise.

        We recorded a deferred tax asset on these costs and expenses as they were incurred through fiscal 2015. We expect a portion of these deferred tax assets associated with separation costs and expenses will be eliminated, given that some will be non-deductible, at the time the Separation is executed. Furthermore, we concluded on the legal form of the Separation and in May 2015 announced that Hewlett Packard Enterprise will be the spinnee company in the United States ("U.S."). Accordingly, we implemented certain internal reorganizations of, and transactions among, our wholly-owned subsidiaries and operating activities in preparation for the legal form of separation. As a result, we recognized gross incremental foreign tax expenses related to the separation of foreign legal entities of approximately $300 million and foreign tax credits of approximately $100 million in fiscal 2015 with additional tax credit amounts expected over several years. As of October 31, 2015, we also expect separation-related capital expenditures of approximately $30 million in fiscal 2016.

        In connection with the Separation, we and Hewlett Packard Enterprise have entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including among others a tax matters agreement, an employee matters agreement, a transition service agreement, a real estate matters agreement, a master commercial agreement and an information technology service agreement. In the fourth quarter of fiscal 2015, we transferred substantially all of the assets, liabilities and operations of enterprise technology infrastructure, software, services and financing businesses to Hewlett Packard Enterprise in the fourth fiscal quarter of 2015.

        The historical results of operations and the financial position of Hewlett Packard Enterprise are included in the consolidated financial statements of HP Inc. for each of the fiscal years included in this report and will be reported as discontinued operations beginning in the first quarter of fiscal 2016. Beginning November 1, 2015, we no longer consolidate Hewlett Packard Enterprise within our financial results or reflect the financial results of Hewlett Packard Enterprise within our continuing results of operations.

OVERVIEW

        As of October 31, 2015, we were a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs") and large enterprises, including customers in the government, health and education sectors. Our offerings span the following:

  •
  personal computing and other access devices;

  •
  imaging- and printing-related products and services;

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  •
  enterprise IT infrastructure, including enterprise server and storage technology, networking products and solutions, technology support and maintenance;

  •
  multi-vendor customer services, including technology consulting, outsourcing and support services across infrastructure, applications and business process domains; and

  •
  software products and solutions, including application testing and delivery, big data analytics, enterprise security, information governance and IT Operations Management.

        As of October 31, 2015, we had seven segments for financial reporting purposes: Personal Systems, Printing, the Enterprise Group ("EG"), Enterprise Services ("ES"), Software, HP Financial Services ("HPFS") and Corporate Investments. Effective November 1, 2015, we report three segments as part of continuing operations: Personal Systems, Printing and Corporate Investments.

        The following provides an overview of our key financial metrics by segment for fiscal 2015:

			Printing and Personal Systems Group
	HP Consolidated		Personal Systems		Printing		Total		Enterprise Group		Enterprise Services		Software		HPFS		Corporate Investments(3)
	Dollars in millions, except per share amounts
Net revenue(1)	$103,355		$31,469		$21,232		$52,701		$27,907		$19,806		$3,458		$3,216		$27
Year-over-year change %	(7.3)%		(8.3)%		(8.5)%		(8.4)%		0.7%		(11.6)%		(6.6)%		(8.1)%		(91.1)%
Earnings from operations(2)	$5,471		$1,064		$3,865		$4,929		$3,981		$1,051		$760		$349		$(565)
Earnings from operations as a % of net revenue	5.3%		3.4%		18.2%		9.4%		14.3%		5.3%		22.0%		10.9%		NM
Year-over-year change percentage points	(1.1	)pts	(0.3	)pts	0.0	pts	(0.2	)pts	(0.1	)pts	1.7	pts	(0.4	)pts	(0.2	)pts	NM

(1)
HP consolidated net revenue excludes intersegment net revenue and other.

(2)
Segment earnings from operations exclude corporate and unallocated costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition and other related charges, separation costs, defined benefit plan settlement charges and impairment of data center assets.

(3)
"NM" represents not meaningful.

        HP consolidated net revenue declined 7.3% (decreased 2.1% on a constant currency basis) in fiscal 2015 as compared to fiscal 2014. The leading contributors to the net revenue decline were unfavorable currency impacts across all major segments, key account runoff and soft demand in Infrastructure Technology Outsourcing ("ITO") in ES, lower desktop sales in Personal Systems and lower sales of printers and supplies. Partially offsetting these declines was growth within the EG segment from sales of ISS servers. Gross margin was 24.0% ($24.8 billion) and 23.9% ($26.6 billion) for fiscal 2015 and 2014, respectively. The 0.1 percentage point increase in gross margin was due primarily to service delivery efficiencies and improvements in underperforming contracts in ES. Partially offsetting the gross margin increase was the impact from a higher mix of ISS products in EG, competitive pricing pressures in Printing and the impact from the sale of intellectual property ("IP") in the prior-year period. We continue to experience gross margin pressures resulting from a competitive pricing environment across our hardware portfolio. HP's operating margin decreased by 1.1 percentage points in fiscal 2015 as compared to fiscal 2014 due primarily to separation costs, pension plan settlement charges, data center impairments and the impact from the sale of IP in the prior-year period. Partially offsetting these

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

declines was the gross margin increase, lower selling, general and administrative ("SG&A") expenses and lower restructuring charges.

        As of October 31, 2015, cash and cash equivalents and short- and long-term investments were $17.7 billion, representing an increase of approximately $2.2 billion from the October 31, 2014 balance of $15.5 billion. The increase in cash and cash equivalents and short- and long-term investments in fiscal 2015 was primarily due to the following factors: cash received from operating cash flows of $6.5 billion and cash received for net issuances and repayments of debt of $5.0 billion; partially offset by investments in property, plant and equipment and business acquisitions net of divestitures of $3.2 billion and $2.4 billion, respectively, cash utilization for share repurchases of common stock of $2.9 billion and dividend payments to stockholders of $1.2 billion.

        We continue to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. One set of challenges relates to dynamic and accelerating market trends such as the decline in the PC market. Certain of our legacy hardware businesses face challenges as customers migrate to cloud-based offerings and reduce their purchases of hardware products. A second set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions, our business-specific competitors are exerting increased competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution.

        The macroeconomic weakness we have experienced has moderated in some geographic regions but remains an overall challenge. A discussion of some of these challenges at the segment level is set forth below.

  •
  In Personal Systems, we are witnessing soft demand in the Personal Computer ("PC") market as customers hold onto their PCs longer, thereby extending PC refresh cycles. Demand for PCs is being impacted by weaker macroeconomic conditions and currency devaluations in certain Asian and European markets. Additionally, industry wide, PC channels in some regions are working through excess channel inventory, which is impacting sell in. As such, we see continued market headwinds for the next several quarters. However, we are optimistic and see opportunity in the market long term given our strength in Commercial and the launch of Windows 10, combined with Intel's Skylake processor family transition, which may represent a catalyst for demand through introduction of breakthrough form factors. In Personal Systems, we are maintaining our strategic focus on profitable growth through improved market segmentation with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, HP is investing significantly in premium and mobility form factors such as convertible notebooks, detachable notebooks, and commercial tablets in order to meet customer preference for mobile, thinner and lighter devices.

  •
  In Printing, we are experiencing the impact of the growth in mobility and demand challenges in consumer and commercial markets. We are also experiencing an overall competitive pricing environment due to aggressive pricing from our Japanese competitors, given the weakness of the Japanese yen. To be successful in addressing these challenges, we need to continue to execute on our key initiatives of focusing on products targeted at high usage categories and introducing new revenue delivery models to consumer customers. In the consumer market, our Ink in the Office products are driving unit volume due to our OfficeJet Pro product lines. The Ink in the Office

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

    initiative also targets shifting ink into SMBs through our OfficeJet Pro X printers which leverage our Page-Wide Array technology. In the commercial market, our focus is on placing higher value printer units which also offers a positive annuity of toner and ink and accelerating growth in graphics. We are accomplishing this in several growth areas: in multi-function and Enterprise Ink printers with recently introduced products that are increasing demand, in managed print services, which presents a strong after-market supplies opportunity, and in graphics with product innovation such as our Indigo product line. We plan to continue this focus on shifting the mix in the installed base to more value-added units, and expanding our innovative ink, laser and graphics programs.

  •
  In EG, we are experiencing challenges due to multiple market trends, including the increasing demand for hyperscale computing infrastructure products, the transition to cloud computing and a highly competitive pricing environment. In addition, demand for our Business Critical Systems ("BCS") products continues to weaken as has the overall market for UNIX products. The effect of lower BCS and traditional storage revenue along with a higher mix of ISS density optimized server products and midrange Converged Storage solutions is impacting support attach opportunities in Technology Services ("TS"). To be successful in overcoming these challenges, we must address business model shifts and go-to-market execution challenges, while continuing to pursue new product innovation that builds on our existing capabilities in areas such as cloud and data center computing, software-defined networking, storage, blade servers and wireless networking.

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

HP INC. AND SUBSIDIARIES

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

Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured, as well as when other revenue recognition principles are met, including industry-specific revenue recognition guidance.

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

        We recognize revenue for delivered elements as separate units of accounting when the delivered elements have standalone value to the customer. For elements with no standalone value, we recognize revenue consistent with the pattern of the undelivered elements. If the arrangement includes a customer-negotiated refund or return right or other contingency relative to the delivered items and the delivery and performance of the undelivered items is considered probable and substantially within our control, the delivered element constitutes a separate unit of accounting. In arrangements with

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

combined units of accounting, changes in the allocation of the transaction price among elements may impact the timing of revenue recognition for the contract but will not change the total revenue recognized for the contract.

        We establish the selling prices used for each deliverable based on vendor specific objective evidence ("VSOE") of selling price, if available, third-party evidence ("TPE"), if VSOE of selling price is not available, or estimated selling price ("ESP"), if neither VSOE of selling price nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established based on management's judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology life cycles. We may modify or develop new go-to-market practices in the future, which may result in changes in selling prices, impacting both VSOE of selling price and ESP. In most arrangements with multiple elements, the transaction price is allocated to the individual units of accounting at inception of the arrangement based on their relative selling price. However, the aforementioned factors may result in a different allocation of the transaction price to deliverables in multiple element arrangements entered into in future periods. This may change the pattern and timing of revenue recognition for identical arrangements executed in future periods, but will not change the total revenue recognized for any given arrangement.

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

        For the various software products we sell (e.g., big data analytics and applications, application delivery management, enterprise security and IT Operations Management), we assess whether the software products were sold on a standalone basis or with hardware products. If the software sold with a hardware product is not essential to the functionality of the hardware product and is more-than-incidental, we treat it as a software deliverable.

        We recognize revenue from the sale of perpetual software licenses at inception of the license term, assuming all revenue recognition criteria have been satisfied. Term-based software license revenue is generally recognized ratably over the term of the license. We use the residual method to allocate revenue to software licenses at inception of the arrangement when VSOE of fair value for all undelivered elements, such as post-contract customer support, exists and all other revenue recognition criteria have been satisfied. Revenue from maintenance and unspecified upgrades or updates provided

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

on a when-and-if-available basis is recognized ratably over the period during which such items are delivered.

        For hosting or SaaS arrangements, we recognize revenue as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In hosting arrangements, we consider the rights provided to the customer (e.g. whether the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and the feasibility of the customer to operate or contract with another vendor to operate the software) in determining whether the arrangement includes the sale of a software license. In hosting arrangements where software licenses are sold, license revenue is generally recognized according to whether perpetual or term licenses are sold, when all other revenue recognition criteria are satisfied.

        We recognize revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements, ratably over the contract period. For certain fixed-price contracts, such as consulting arrangements, we recognize revenue as work progresses using a proportional performance method. We estimate the total expected labor costs in order to determine the amount of revenue earned to date. We apply a proportional performance method because reasonably dependable estimates of the labor costs applicable to various stages of a contract can be made. On fixed-price contracts for design and build projects (to design, develop and construct software infrastructure and systems), we recognize revenue as work progresses using the percentage-of-completion method. We use the cost-to-cost method to measure progress toward completion as determined by the percentage of costs incurred to date compared to the total estimated costs of the project. Total project costs are subject to revision throughout the life of a fixed-price contract. Provisions for estimated losses on fixed-price contracts are recognized in the period when such losses become known and are recorded as a component of cost of sales. In circumstances when reasonable and reliable cost estimates for a project cannot be made we recognize revenue using the completed contract method.

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

Warranty

        We accrue the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of our baseline experience. Warranty terms generally range from 90 days to three years for parts and labor, depending upon the product. Over the last three fiscal years, the annual warranty expense and actual warranty costs have averaged approximately 2.5% and 2.7% of annual net product revenue, respectively.

HP INC. AND SUBSIDIARIES

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

Retirement and Post-Retirement Benefits

        Our pension and other post-retirement benefit costs and obligations depend on various assumptions. Our major assumptions relate primarily to discount rates, mortality rates, expected increases in compensation levels and the expected long-term return on plan assets. The discount rate assumption is based on current investment yields of high-quality fixed-income securities with maturities similar to the expected benefits payment period. Mortality rates help predict the expected life of plan participants and are based on a historical demographic study of the plan. The expected increase in the compensation levels assumption reflects our long-term actual experience and future expectations. The expected long-term return on plan assets is determined based on asset allocations, historical portfolio results, historical asset correlations and management's expected returns for each asset class. We evaluate our expected return assumptions annually including reviewing current capital market assumptions to assess the reasonableness of the expected long-term return on plan assets. We update the expected long-term return on assets when we observe a sufficient level of evidence that would suggest the long-term expected return has changed. In any fiscal year, significant differences may arise between the actual return and the expected long-term return on plan assets. Historically, differences between the actual return and expected long-term return on plan assets have resulted from changes in target or actual asset allocation, short-term performance relative to expected long-term performance, and to a lesser extent, differences between target and actual investment allocations, the timing of benefit payments compared to expectations, and the use of derivatives intended to effect asset allocation changes or hedge certain investment or liability exposures. For the recognition of net periodic benefit cost, the calculation of the expected long-term return on plan assets uses the fair value of plan assets as of the beginning of the fiscal year unless updated as result of interim remeasurement.

        Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 4 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The following table provides the impact changes in the weighted-average assumptions of discount rates, the

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

expected increase in compensation levels and the expected long-term return on plan assets would have had on our net periodic benefit cost for fiscal 2015:

	Change in percentage points	Change in Net Periodic Benefit Cost in millions
Assumptions:
Discount rate	(25)	$88
Expected increase in compensation levels	25	$17
Expected long-term return on plan assets	(25)	$75

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

        Our effective tax rate includes the impact of certain undistributed foreign earnings for which we have not provided U.S. federal taxes because we plan to reinvest such earnings indefinitely outside the U.S. We plan distributions of foreign earnings based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we expect to indefinitely invest outside the U.S. and the amounts we expect to distribute to the U.S. and provide the U.S. federal taxes due on amounts expected to be distributed to the U.S. Further, as a result of certain employment actions and capital investments we have undertaken, income from manufacturing activities in certain jurisdictions is subject to reduced tax rates and, in some cases, is wholly exempt from taxes for fiscal years through 2026. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact how future earnings are repatriated to the U.S., and our related future effective tax rate.

        We are subject to income taxes in the U.S. and approximately 105 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions

HP INC. AND SUBSIDIARIES

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

Inventory

        We state our inventory at the lower of cost or market on a first-in, first-out basis. We make adjustments to reduce the cost of inventory to its net realizable value at the product group level for estimated excess or obsolescence. Factors influencing these adjustments include changes in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues.

Business Combinations

        We allocate the fair value of purchase consideration to the assets acquired, including in-process research and development ("IPR&D"), liabilities assumed, and non-controlling interests in the acquiree generally based on their fair values at the acquisition date. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, we will record a charge for the value of the related intangible asset to the Consolidated Statement of Earnings in the period it is abandoned. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquiree is recorded as goodwill.

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

Goodwill

        We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the fourth quarter of fiscal 2015, we performed a quantitative test for all of our reporting units. Goodwill is tested for impairment at the

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

reporting unit level. As of October 31, 2015, our reporting units are consistent with the reportable segments identified in Note 2, except for ES, which includes two reporting units: MphasiS Limited; and the remainder of ES.

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

        Our annual goodwill impairment analysis, which we performed as of the first day of the fourth quarter of fiscal 2015, did not result in any impairment charges. The excess of fair value over carrying amount for our reporting units ranged from 19% to approximately 2,600% of carrying amounts. The Software reporting unit has the lowest excess of fair value over carrying amount at 19%.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        In order to evaluate the sensitivity of the estimated fair value of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. This hypothetical 10% decrease resulted in an excess of fair value over carrying amount for our reporting units ranging from 7% to approximately 2,400% of the carrying amounts with the Software reporting unit having the lowest excess of fair value over carrying amount of 7%. The fair value of the Software reporting unit is estimated using equal weighting of both the income and market approaches. Our Software business is facing multiple challenges including the market shift to SaaS and go-to-market execution challenges. If we are not successful in addressing these challenges, our projected revenue growth rates could decline resulting in a decrease in the fair value of the Software reporting unit. The fair value of the Software reporting unit could also be negatively impacted by declines in market multiples of revenue for comparable publicly-traded companies, changes in management's business strategy or significant and sustained declines in our stock price, which could result in an indicator of impairment.

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

Fair Value of Derivative Instruments

        We use derivative instruments to manage a variety of risks, including risks related to foreign currency exchange rates and interest rates. We use forwards, swaps and at times, options to hedge certain foreign currency and interest rate exposures. We do not use derivative instruments for speculative purposes. As of October 31, 2015, the gross notional of our derivative portfolio was $52.6 billion. Assets and liabilities related to derivative instruments are measured at fair value, and were $1.1 billion and $0.5 billion, respectively as of October 31, 2015.

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

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

observable inputs, including interest rate curves, HP and counterparty credit risk, foreign currency exchange rates, and forward and spot prices.

        For a further discussion on fair value measurements and derivative instruments, refer to Note 11 and Note 12, respectively, to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Loss Contingencies

        We are involved in various lawsuits, claims, investigations and proceedings including those consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events, pertaining to a particular case. Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingencies matters further discussed in Note 16 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2015, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in our financial statements.

ACCOUNTING PRONOUNCEMENTS

        For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 1 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

RESULTS OF OPERATIONS

        Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our net revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in net revenue on a constant currency basis, which assumes no change in foreign currency exchange rates from the prior-year period and doesn't adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This information is provided so that net revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our net revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31
	2015		2014		2013
	Dollars in millions
Net revenue	$103,355	100.0%	$111,454	100.0%	$112,298	100.0%
Cost of sales(1)	78,596	76.0%	84,839	76.1%	86,380	76.9%

Gross profit	24,759	24.0%	26,615	23.9%	25,918	23.1%
Research and development	3,502	3.4%	3,447	3.1%	3,135	2.8%
Selling, general and administrative	12,185	11.8%	13,353	12.0%	13,267	11.8%
Amortization of intangible assets	931	0.9%	1,000	0.9%	1,373	1.2%
Restructuring charges	1,017	1.0%	1,619	1.5%	990	0.9%
Acquisition and other related charges	90	0.1%	11	0.0%	22	0.0%
Separation costs	1,259	1.2%	—	—	—	—
Defined benefit plan settlement charges	168	0.2%	—	—	—	—
Impairment of data center assets	136	0.1%	—	—	—	—

Earnings from operations	5,471	5.3%	7,185	6.4%	7,131	6.4%
Interest and other, net	(739)	(0.7)%	(628)	(0.6)%	(621)	(0.6)%

Earnings before taxes	4,732	4.6%	6,557	5.8%	6,510	5.8%
Provision for taxes	(178)	(0.2)%	(1,544)	(1.3)%	(1,397)	(1.2)%

Net earnings	$4,554	4.4%	$5,013	4.5%	$5,113	4.6%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        In fiscal 2015, total HP net revenue declined 7.3% (decreased 2.1% on a constant currency basis) as compared to fiscal 2014. U.S. net revenue decreased 2.9% to $37.7 billion, and net revenue from outside of the U.S. decreased 9.6% to $65.7 billion. In fiscal 2014, total HP net revenue declined 0.8% (decreased 0.4% on a constant currency basis) as compared to fiscal 2013. U.S. net revenue decreased 3.7% to $38.8 billion, while net revenue from outside of the U.S. increased 0.9% to $72.6 billion.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The components of the weighted net revenue change by segment were as follows:

	For the fiscal years ended October 31
	2015	2014
	Percentage Points
Personal Systems	(2.6)	1.8
Enterprise Services	(2.3)	(1.5)
Printing	(1.8)	(0.8)
HP Financial Services	(0.3)	(0.1)
Corporate Investments/Other	(0.3)	0.1
Software	(0.2)	(0.1)
Enterprise Group	0.2	(0.2)

Total HP	(7.3)	(0.8)

Fiscal 2015 compared with Fiscal 2014

        For fiscal 2015, total net revenue decreased 7.3 percentage points. From a segment perspective, the primary factors contributing to the change in net revenue are summarized as follows:

  •
  Personal Systems net revenue decreased due primarily to unfavorable currency impacts, particularly in EMEA, and weakening market demand;

  •
  ES net revenue decreased due primarily to unfavorable currency impacts, revenue runoff in key accounts and weak growth in new and existing accounts;

  •
  Printing net revenue decreased due primarily to unfavorable currency impacts, weak market demand and competitive pricing pressures;

  •
  HPFS net revenue decreased due primarily to unfavorable currency impacts led by weakness in the euro and lower asset management activity primarily in customer buyouts;

  •
  Corporate Investments net revenue decreased due to the sale of IP in the prior-year period;

  •
  Software net revenue decreased due primarily to unfavorable currency impacts and declines in license revenue; and

  •
  EG net revenue increased due to growth in Industry Standard Servers ("ISS") and net revenue resulting from our acquisition of Aruba Networks, Inc. ("Aruba") in May 2015.

Fiscal 2014 compared with Fiscal 2013

        For fiscal 2014, total net revenue decreased 0.8 percentage points. From a segment perspective, the primary factors contributing to the change in net revenue are summarized as follows:

  •
  ES net revenue declined due primarily to revenue runoff in key accounts, weak growth in new and existing accounts, particularly in EMEA, and contractual price declines;

  •
  Printing net revenue decreased due primarily to a decline in Supplies;

  •
  EG net revenue decreased due to net revenue declines in TS, BCS and Storage;

HP INC. AND SUBSIDIARIES

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

Gross Margin

Fiscal 2015 compared with Fiscal 2014

        HP's gross margin increased by 0.1 percentage points for fiscal year 2015 compared with fiscal 2014. From a segment perspective, the primary factors impacting gross margin performance are summarized as follows:

  •
  ES gross margin increased due primarily to service delivery efficiencies and improving profit performance in underperforming contracts;

  •
  HPFS gross margin decreased due primarily to unfavorable currency impacts, lower margin in customer buyouts, and lower portfolio margin due to competitive pricing;

  •
  EG gross margin decreased due primarily to a higher revenue mix of ISS products, unfavorable currency impacts, and competitive pricing;

  •
  Printing gross margin decreased due primarily to a competitive pricing environment in hardware and unfavorable currency impacts;

  •
  Personal Systems gross margin decreased due primarily to unfavorable currency impacts and a lower mix of commercial products, partially offset by favorable component costs and operational cost improvements; and

  •
  Software gross margin decreased due to a lower mix of license revenue.

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

HP INC. AND SUBSIDIARIES

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

Operating Expenses

  Research and Development

        R&D expense increased 2% in fiscal 2015 as compared to fiscal 2014 due primarily to expenses from the acquisition of Aruba and increases in Technology Services, cloud and HP Labs, partially offset by favorable currency impacts.

        R&D expense increased 10% in fiscal 2014 as compared to fiscal 2013 with increases across each of our segments as we made investments in our strategic focus areas of cloud, security, big data and mobility.

  Selling, General and Administrative

        SG&A expense decreased 9% in fiscal 2015 as compared to fiscal 2014 due primarily to favorable currency impacts and declines in go-to-market costs as a result of lower commissions and productivity initiatives.

        SG&A expense increased 1% in fiscal 2014 as compared to fiscal 2013 due primarily to higher compensation costs, litigation expenses and higher selling costs from investments in the areas of cloud, networking and storage, partially offset by gains from sales of real estate and lower program spending in marketing.

  Amortization of Intangible Assets

        Amortization expense decreased in fiscal 2015 and in fiscal 2014 due primarily to certain intangible assets associated with prior acquisitions reaching the end of their respective amortization periods, partially offset by amortization expense from intangible assets resulting from the acquisition of Aruba in fiscal 2015.

  Restructuring Charges

        Restructuring charges decreased 37% in fiscal 2015 due primarily to lower charges from the multi-year restructuring plan initially announced in May 2012 (the "2012 Plan").

        On September 14, 2015, our Board of Directors approved a restructuring plan (the "2015 Plan") in connection with the Separation which will be implemented through fiscal 2018. As a result, HP recognized $391 million of charges related to the 2015 Plan during the fourth quarter of fiscal 2015.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Restructuring charges increased in fiscal 2014 due primarily to higher charges in connection with the 2012 Plan and from increases to the 2012 Plan announced in fiscal 2014. During fiscal 2014, HP increased the total for positions expected to be eliminated under the 2012 Plan from 34,000 to 55,000 positions. In fiscal 2015, HP recognized restructuring charges of $640 million in connection with the 2012 Plan.

  Acquisition and Other Related Charges

        Acquisition and other related charges increased for fiscal 2015, due primarily to the acquisition of Aruba resulting in a non-cash inventory fair value adjustment charge and professional services and legal fees associated with the acquisition.

  Separation Costs

        Separation costs for fiscal 2015 were primarily comprised of third-party consulting, contractor fees and other related costs.

  Defined Benefit Plan Settlement Charges

        Defined benefit plan settlement charges for fiscal 2015 were related to U.S. defined benefit plan settlement expense and net periodic benefit cost resulting from the voluntary lump sum program announced in January 2015.

  Impairment of Data Center Assets

        Impairment of data center assets for fiscal 2015 was related to our exit from several ES data centers.

Interest and Other, Net

        Interest and other, net expense increased by $111 million in fiscal 2015. The increase was in connection with $167 million of early debt settlement costs and higher foreign currency transaction losses, partially offset by lower interest expense due to lower weighted average interest rates and a decrease in miscellaneous other expenses.

        Interest and other, net expense increased by $7 million in fiscal 2014. The increase was due primarily to higher currency transaction losses partially offset by lower interest expense from a lower average debt balance.

Provision for Taxes

        Our effective tax rates were 3.8%, 23.5% and 21.5% in fiscal 2015, 2014 and 2013, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that had the most significant impact on HP's effective tax rate in the periods presented were Puerto Rico, Singapore, China, Malaysia, Ireland and Netherlands. HP plans to reinvest certain earnings of these jurisdictions indefinitely outside the U.S. and therefore has not provided U.S. taxes on those indefinitely reinvested earnings.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 6 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

        In fiscal 2015, we recorded $1.6 billion of net income tax benefits related to items unique to the year. These amounts included $1.8 billion tax benefit due to a release of valuation allowances pertaining to certain U.S. deferred tax assets and $486 million tax charge to record valuation allowances on certain foreign deferred tax assets, both related to legal entities within the ES business, $394 million of tax charges for adjustments to uncertain tax positions and the settlement of tax audit matters, inclusive of $449 million of tax charges related to pension transfers, and $3 million of tax charges for various provision to return adjustments and other adjustments. In addition, we recorded $639 million of net tax benefits on restructuring, separation-related and other charges and a tax benefit of $47 million arising from the retroactive research and development credit resulting from the Tax Increase Prevention Act of 2014, which was signed into law in December 2014.

        We recorded gross deferred tax assets of $12.5 billion, $14.0 billion and $13.6 billion at October 31, 2015, 2014 and 2013 which were reduced by valuation allowances of $9.9 billion, $11.9 billion and $11.4 billion respectively. Total valuation allowances decreased by $2 billion in fiscal 2015 associated with the release of a valuation allowance against deferred tax assets in the U.S., and increased by $525 million in fiscal 2014, associated primarily with foreign net operating losses.

        In fiscal 2014, we recorded $53 million of net income tax charges related to items unique to the year.

        In fiscal 2013, we recorded $471 million of net income tax charges related to items unique to the year. These amounts included $214 million of net increases to valuation allowances, $406 million of tax charges for adjustments to uncertain tax positions and the settlement of tax audit matters and $47 million of tax charges for various prior period adjustments. In addition, we recorded $146 million of tax benefits from adjustments to prior year foreign income tax accruals and a tax benefit of $50 million arising from the retroactive research and development credit resulting from the American Taxpayer Relief Act of 2012, which was signed into law in January 2013.

Segment Information

        A description of the products and services for each segment can be found in Note 2 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

        Effective at the beginning of its first quarter of fiscal 2015, we implemented an organizational change to align our segment financial reporting more closely with its current business structure. This organizational change resulted in the transfer of third-party multi-vendor support arrangements from the TS business unit within the EG segment to the ITO business unit within the ES segment. We have reflected this change to our segment information retrospectively to the earliest period presented, which has resulted in the removal of intersegment revenue from the TS business unit within the EG segment and the related corporate intersegment revenue eliminations, and the transfer of operating profit from the TS business unit within the EG segment to the ITO business unit within the ES segment.

        In connection with the Separation, effective at the beginning of its fourth quarter of fiscal 2015, we implemented an organizational change which resulted in the transfer of marketing optimization solutions business from the Software segment to the Commercial Hardware business unit within the

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Printing segment. We have reflected this change to our segment information in prior reporting periods on an as-if basis, which resulted in the transfer of net revenue from the Software segment to the Commercial Hardware business unit within the Printing segment. This change also resulted in the transfer of operating profit from the Software segment to the Commercial Hardware business unit within the Printing segment. In addition, this change resulted in the reclassification of $512 million of goodwill from the Software segment to the Printing segment.

        These changes had no impact on our previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

Printing and Personal Systems Group

        The Personal Systems segment and the Printing segment are structured beneath a broader Printing and Personal Systems Group ("PPS"). We describe the results of the business segments within PPS below.

Personal Systems

	For the fiscal years ended October 31
	2015	2014	2013
	Dollars in millions
Net revenue	$31,469	$34,303	$32,179
Earnings from operations	$1,064	$1,270	$980
Earnings from operations as a % of net revenue	3.4%	3.7%	3.0%

        The components of net revenue and the weighted net revenue change by business unit were as follows:

			Weighted Net Revenue Change Percentage Points
	Net Revenue
	2015	2014
	Dollars in millions
Desktop PCs	$10,941	$13,197	(6.6)
Notebook PCs	17,271	17,540	(0.8)
Workstations	2,018	2,218	(0.6)
Other	1,239	1,348	(0.3)

Total Personal Systems	$31,469	$34,303	(8.3)

			Weighted Net Revenue Change Percentage Points
	Net Revenue
	2014	2013
	Dollars in millions
Desktop PCs	$13,197	$12,844	1.1
Notebook PCs	17,540	16,029	4.7
Workstations	2,218	2,147	0.2
Other	1,348	1,159	0.6

Total Personal Systems	$34,303	$32,179	6.6

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2015 compared with Fiscal 2014

        Personal Systems net revenue decreased 8.3% (decreased 3.1% on a constant currency basis) in fiscal 2015. The net revenue decline in Personal Systems was due primarily to unfavorable currency impacts, particularly in EMEA, and weakening market demand. Personal Systems net revenue decreased as a result of a 5% decline in average selling prices ("ASPs") and a 3% decline in unit volume. The decline in ASPs was due primarily to unfavorable currency impacts, a shift in consumer PCs to low end products and a lower mix of commercial PCs within Personal Systems. The unit volume decline was due primarily to a unit volume decline in desktops, partially offset by a unit volume growth in notebooks, both consumer and commercial.

        Net revenue for commercial clients decreased 8% due primarily to unfavorable currency impacts, a decline in commercial desktops as a result of weak market demand and higher net revenue in the prior-year period resulting from the replacement of the Windows XP operating system. Net revenue for consumer clients decreased 8% due primarily to unfavorable currency impacts and a decline in consumer desktops. Net revenue declined 17% in Desktop PCs, 2% in Notebook PCs, 9% in Workstations and 8% in Other. The net revenue decline in Other was due primarily to a decline in consumer tablets, the sale of IP in the prior-year period, and unfavorable currency impacts, the effects of which were partially offset by increased sales of extended warranties.

        Personal Systems earnings from operations as a percentage of net revenue decreased by 0.3 percentage points for fiscal 2015 as a result of a decline in gross margin combined with an increase in operating expenses as a percentage of net revenue. The decline in gross margin was due primarily to unfavorable currency impacts and a lower mix of commercial products, partially offset by favorable component costs and operational cost improvements. Operating expenses as a percentage of net revenue increased due primarily to the size of the net revenue decline, higher administrative expenses as a result of lower bad debt recoveries as compared to the prior-year period and higher R&D investments in commercial, mobility and immersive computing products, the effects of which were partially offset by a decline in field selling costs as a result of favorable currency impacts and operational cost improvements.

Fiscal 2014 compared with Fiscal 2013

        Personal Systems net revenue increased 6.6% (increased 7.2% on a constant currency basis) in fiscal 2014. While the Personal Systems business continued to be challenged by the market shift towards mobility products, the pace of the PC market decline slowed with signs of stabilization driven by growth in commercial PCs, the effects of which were partially offset by weakness in consumer PCs. The revenue increase in Personal Systems was due to growth in commercial PCs, particularly notebooks, along with growth in consumer notebooks. Personal Systems experienced revenue growth across all regions led by double digit revenue growth in EMEA, which experienced improved demand. The revenue increase was driven by an 8.2% increase in unit volume, the effects of which were partially offset by a 1.5% decline in ASPs. The unit volume increase was primarily led by growth in commercial notebooks as well as strength in commercial desktops, consumer notebooks and thin client products. The decline in ASPs was due primarily to a competitive pricing environment and unfavorable currency impacts, the effects of which were partially offset by a favorable mix of commercial PCs.

        Net revenue for commercial clients increased 10% due primarily to the benefits from the delayed installed base refresh cycle, the effects of customers migrating from the Windows XP operating system and growth in all product categories partly driven by new product introductions, including the HP Elite

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

products. Net revenue for consumer clients remained flat as growth in consumer notebooks, partly driven by our new product lineup including Chromebooks and hybrid products, was offset by a decline in consumer desktops. For fiscal 2014, net revenue for Notebook PCs increased 9%, Desktop PCs increased 3%, Workstations increased 3% and Other net revenue increased 16%. The net revenue increase in Other was due to the sale of IP and growth in mobility products, primarily consumer tablets which were introduced in the second half of fiscal 2013.

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

Printing

	For the fiscal years ended October 31
	2015	2014	2013
	Dollars in millions
Net revenue	$21,232	$23,211	$24,128
Earnings from operations	$3,865	$4,229	$3,953
Earnings from operations as a % of net revenue	18.2%	18.2%	16.4%

        The components of the net revenue and weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
			Weighted Net Revenue Change Percentage Points
	Net Revenue
	2015	2014
	Dollars in millions
Supplies	$13,979	$14,917	(4.0)
Commercial Hardware	5,378	5,949	(2.5)
Consumer Hardware	1,875	2,345	(2.0)

Total Printing	$21,232	$23,211	(8.5)

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	For the fiscal years ended October 31
			Weighted Net Revenue Change Percentage Points
	Net Revenue
	2014	2013
	Dollars in millions
Supplies	$14,917	$15,716	(3.3)
Consumer Hardware	2,345	2,436	(0.4)
Commercial Hardware	5,949	5,976	(0.1)

Total Printing	$23,211	$24,128	(3.8)

Fiscal 2015 compared with Fiscal 2014

        Printing net revenue decreased 8.5% (decreased 5.1% on a constant currency basis) for fiscal 2015. The decline in net revenue was due primarily to unfavorable currency impacts, decline in Supplies, weak market demand and competitive pricing pressures, the effects of which were partially offset by growth in graphics products. From a regional perspective, Printing experienced a net revenue decline across all regions, primarily in EMEA and particularly in Russia as a result of challenges in those markets.

        Net revenue for Supplies decreased 6% due primarily to unfavorable currency impacts and demand weakness in toner and ink, partially offset by growth in graphics supplies. The demand weakness in toner was particularly in EMEA, led by a net revenue decline in Russia. Printer unit volumes declined 7% while average revenue per unit ("ARU") decreased 7%. Printer unit volume declined due primarily to a decline in LaserJet and home printer units, the effects of which were partially offset by growth in graphics printer units. The ARU for printers decreased due primarily to a highly competitive pricing environment and unfavorable currency impacts on Inkjet and LaserJet printers. Net revenue for Commercial Hardware decreased 10% driven by a 7% decline in printer unit volume and a 4% decline in ARU, partially offset by a net revenue increase in other peripheral solutions. In Commercial Hardware, the decline in unit volume was due primarily to an overall decline in LaserJet printer units, partially offset by growth in graphics printer units. The ARU decline in Commercial Hardware was due primarily to a competitive pricing environment and unfavorable currency impacts. Net revenue for Consumer Hardware decreased 20% driven by a 13% decline in ARU and a 7% decline in unit volume. The ARU decline in Consumer Hardware was due primarily to a competitive pricing environment and unfavorable currency impacts. The unit volume decline in Consumer Hardware was due primarily to lower sales of home and SMB printer units.

        Printing earnings from operations as a percentage of net revenue remained flat for fiscal 2015 due to a decline in gross margin, offset by lower operating expenses as a percentage of net revenue. The decline in gross margin was due primarily to a competitive pricing environment in hardware and unfavorable currency impacts, the effects of which were partially offset by a favorable mix of ink and graphics supplies and favorable currency impacts from the Japanese yen. Operating expenses as a percentage of net revenue decreased due primarily to our cost saving initiatives, lower marketing expenses, the impact of the divestiture of our photo printing service Snapfish and favorable currency impacts.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Fiscal 2014 compared with Fiscal 2013

        In fiscal 2014, Printing experienced a decline in revenue and an increase in operating profit as we continued to push our print strategies, which includes driving high value printer unit placements and expanding our graphics products and managed print services portfolio. Printing net revenue decreased 3.8% (decreased 3.3% on a constant currency basis) for fiscal 2014. The decline in net revenue was primarily driven by a decline in Supplies, the effects of which were partially offset by growth in graphics products and managed print services.

        Net revenue for Supplies decreased 5% driven by demand weakness in toner and ink, and a reduction in channel inventory in the fourth quarter of fiscal 2014, the effects of which were partially offset by growth in graphics supplies. Printer unit volume remained flat while ARU decreased 1%. Printer unit volume was flat due primarily to our continued efforts to target high value areas of the market, which resulted in a decline in home printer units and low value LaserJet printer units, the effects of which were offset by increased units in SMB, multifunction laser and graphics printers. The decline in ARU was due primarily to increased discounting driven by competitive pricing pressures. Net revenue for Commercial Hardware was flat as a 3% increase in printer unit volume was offset by a 3% decline in printer ARU. The unit volume in Commercial Hardware increased due primarily to growth in our multifunction laser printers and graphics printers. The ARU decline in Commercial Hardware was due primarily to a decline in LaserJet and graphics printers driven by a competitive pricing environment. Net revenue for Consumer Hardware decreased 4% driven by a 1% decline in printer unit volume and a 1% decline in ARU, along with a decline in other peripheral printing solutions. The unit volume decline in Consumer Hardware was due to lower sales of home printers, the effects of which were partially offset by growth in SMB printers. The ARU decline in Consumer Hardware was due primarily to increased discounting for SMB printers due to a competitive pricing environment, the effects of which were partially offset by a favorable mix of high value home printers.

        Printing earnings from operations as a percentage of net revenue increased by 1.8 percentage points for fiscal 2014 as an increase in gross margin more than offset an increase in operating expenses as a percentage of net revenue. The gross margin increase was due to favorable currency impacts primarily driven by the Japanese yen, continued cost structure improvements and a favorable mix from a higher proportion of graphics and ink supplies, the effects of which were partially offset by a competitive pricing environment. Operating expenses as a percentage of net revenue increased due primarily to higher R&D expenses as a result of our investments in enterprise products and 3-D printing, the effects of which were partially offset by reduced marketing expenses.

Enterprise Group

	For the fiscal years ended October 31
	2015	2014	2013
	Dollars in millions
Net revenue	$27,907	$27,723	$28,003
Earnings from operations	$3,981	$3,995	$4,245
Earnings from operations as a % of net revenue	14.3%	14.4%	15.2%

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The components of the net revenue and weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
			Weighted Net Revenue Change Percentage Points
	Net Revenue
	2015	2014
	Dollars in millions
Technology Services	$7,662	$8,375	(2.6)
Storage	3,180	3,316	(0.5)
Business Critical Systems	807	929	(0.4)
Networking	2,846	2,629	0.8
Industry Standard Servers	13,412	12,474	3.4

Total Enterprise Group	$27,907	$27,723	0.7

	For the fiscal years ended October 31
			Weighted Net Revenue Change Percentage Points
	Net Revenue
	2014	2013
	Dollars in millions
Technology Services	$8,375	$8,710	(1.2)
Storage	3,316	3,475	(0.6)
Business Critical Systems	929	1,190	(0.9)
Networking	2,629	2,526	0.4
Industry Standard Servers	12,474	12,102	1.3

Total Enterprise Group	$27,723	$28,803	(1.0)

  Fiscal 2015 compared with Fiscal 2014

        EG net revenue increased 0.7% (increased 6.3% on a constant currency basis) in fiscal 2015. The increase in EG net revenue was due primarily to growth in ISS and from our acquisition of Aruba in May 2015, partially offset primarily by unfavorable currency impacts led by the euro and a net revenue decline in TS. However, we continued to experience challenges due to market trends, including the transition to cloud computing, as well as product and technology transitions, along with a highly competitive pricing environment.

        ISS net revenue increased 8% as a result of higher average unit prices ("AUPs) and unit volume growth. The increase in AUP's was across the server portfolio, primarily driven by higher option attach rates for memory, processors and hard drives and a mix shift to high-end new generation HP ProLiant servers. The unit volume growth was primarily due to shipment increases in rack and density optimized server products. Networking net revenue increased 8% due primarily to revenue from Aruba, which resulted in higher revenue from wireless local area network ("WLAN") products, the effect of which was partially offset by competitive pricing pressures, particularly in the China market. Storage net revenue decreased 4% as a result of a decline in traditional storage products, the effect of which was partially offset by growth in Converged Storage solutions from the 3PAR StoreServ products,

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

particularly All-flash arrays, and StoreOnce. BCS net revenue decreased 13% largely as a result of contraction in the overall UNIX market. TS net revenue decreased 9% due primarily to a reduction in support for BCS and traditional storage products along with lower revenue from consulting services, the effects of which were partially offset by growth in HP Data Center Care and HP Proactive Care support solutions.

        In fiscal 2015, EG earnings from operations as a percentage of net revenue decreased by 0.1 percentage point due to a decrease in gross margin partially offset by a decrease in operating expenses as a percentage of net revenue. The decrease in gross margin was due primarily to a higher revenue mix of ISS products, unfavorable currency impacts and competitive pricing, the effects of which were partially offset by improved cost management, improved pricing in Storage and a higher gross margin contribution in Networking from Aruba. The decrease in operating expenses as a percentage of net revenue was due primarily to favorable currency impacts, partially offset by expenses during the period from Aruba.

Fiscal 2014 compared with Fiscal 2013

        EG net revenue decreased 1.0% (decreased 0.6% on a constant currency basis) in fiscal 2014. In EG, we continued to experience revenue challenges due to market trends, including the transition to cloud computing, as well as product and technology transitions, along with a highly competitive pricing environment. The decline in EG net revenue was due to net revenue declines in TS, BCS and Storage partially offset by net revenue growth in ISS and Networking.

        TS net revenue decreased 4% due primarily to a continued reduction in support for BCS, traditional storage products and lower support in networking services, partially offset by growth in support solutions for Converged Storage solutions and ISS. BCS net revenue decreased 22% as a result of ongoing pressures from the overall UNIX market contraction. Storage net revenue decreased by 5% as we continue to experience multiple challenges including product transitions from traditional storage products which include our tape, storage networking and legacy external disk products, to converged solutions, which include our 3PAR StoreServ, StoreOnce, and StoreVirtual products, other challenges include market weakness in high-end converged solutions and sales execution challenges, the effects of which were partially offset by revenue growth in our Converged Storage solutions. Networking net revenue increased 4% due to higher switching product revenue as a result of growth in our data center products, partially offset by lower revenue from WLAN products. ISS net revenue increased by 3% due primarily to higher volume and higher average unit prices in rack and blade server products driven by higher option attach rates for memory, processors and hard drives.

        EG earnings from operations as a percentage of net revenue decreased by 0.8 percentage points in fiscal 2014 due to a decrease in gross margin coupled with an increase in operating expenses as a percentage of net revenue. The gross margin decline was due primarily to a higher mix of ISS products, a lower mix of BCS products and competitive pricing pressure in ISS and Networking, partially offset by supply chain cost optimization and improved cost management in TS. The increase in operating expenses as a percentage of net revenue was driven by higher R&D investments in storage, networking and ISS, partially offset by continued cost savings associated with our ongoing restructuring efforts.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Enterprise Services

	For the fiscal years ended October 31
	2015	2014	2013
	Dollars in millions
Net revenue	$19,806	$22,398	$24,061
Earnings from operations	$1,051	$816	$693
Earnings from operations as a % of net revenue	5.3%	3.6%	2.9%

        The components of the net revenue and weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
			Weighted Net Revenue Change Percentage Points
	Net Revenue
	2015	2014
	Dollars in millions
Infrastructure Technology Outsourcing	$12,107	$14,038	(8.6)
Application and Business Services	7,699	8,360	(3.0)

Total Enterprise Services	$19,806	$22,398	(11.6)

	For the fiscal years ended October 31
			Weighted Net Revenue Change Percentage Points
	Net Revenue
	2014	2013
	Dollars in millions
Infrastructure Technology Outsourcing	$14,038	$15,223	(4.9)
Application and Business Services	8,360	8,838	(2.0)

Total Enterprise Services	$22,398	$24,061	(6.9)

  Fiscal 2015 compared with Fiscal 2014

        ES net revenue decreased 11.6% (decreased 5.7% on a constant currency basis) in fiscal 2015. Performance in ES remained challenged by the impact of several large contracts winding down. The net revenue decrease in ES was due primarily to unfavorable currency impacts, revenue runoff in key accounts and weak growth in new and existing accounts, partially offset by growth in our SES portfolio which includes analytics and data management, security and cloud services. Net revenue in ITO decreased by 14% in fiscal 2015 due to unfavorable currency impacts, revenue runoff in key accounts and weak growth in new and existing accounts, particularly in EMEA in the first half of fiscal 2015, partially offset by growth in SES revenue in the second half of fiscal 2015. Net revenue in Application and Business Services ("ABS") declined by 8% in fiscal 2015, due to unfavorable currency impacts and weak growth in new and existing accounts particularly in the first half of fiscal 2015, partially offset by growth in SES net revenue in the second half of fiscal 2015.

        ES earnings from operations as a percentage of net revenue increased 1.7 percentage points in fiscal 2015. The increase in operating margin was due to an increase in gross margin and a decrease in

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

operating expenses as a percentage of net revenue. Gross margin increased due primarily to service delivery efficiencies and improving profit performance in underperforming contracts. The decrease in operating expenses as a percentage of net revenue was primarily driven by lower field selling costs, which was due to favorable currency impacts and our sales transformation initiatives.

Fiscal 2014 compared with Fiscal 2013

        ES net revenue decreased 6.9% (decreased 6.8% on a constant currency basis) in fiscal 2014. Performance in ES remained challenged by the impact of several large contracts winding down and lower public sector spending in EMEA, particularly in the United Kingdom, and several other countries in EMEA. The net revenue decrease in ES was due primarily to revenue runoff in key accounts, weak growth in new and existing accounts, particularly in EMEA, and contractual price declines. These effects were partially offset by net revenue growth in our SES portfolio, which includes information management and analytics, security and cloud services. Net revenue in Infrastructure Technology Outsourcing ("ITO") decreased by 8% in fiscal 2014 due to revenue runoff in key accounts, weak growth in new and existing accounts, particularly in EMEA, and contractual price declines in ongoing contracts partially offset by growth in cloud and security revenue and favorable currency impacts. Net revenue in ABS decreased by 5% in fiscal 2014, due to revenue runoff in a key account, weak growth in new and existing accounts, particularly in EMEA, and unfavorable currency impacts, partially offset by growth in information management and analytics and cloud revenue.

        ES earnings from operations as a percentage of net revenue increased 0.7 percentage points in fiscal 2014. The increase in operating margin was due to an increase in gross margin, partially offset by an increase in operating expenses as a percentage of net revenue. Gross margin increased due primarily to our continued focus on service delivery efficiencies, improving profit performance in under-performing contracts and labor savings as a result of restructuring, partially offset by unfavorable impacts from revenue runoff in key accounts and weak growth in new and existing accounts. The increase in operating expenses as a percentage of net revenue was primarily driven by the size of the revenue decline and higher administrative expenses and field selling costs. The increase in administrative expenses was due to the prior-year period containing higher bad debt recoveries and insurance recoveries. The increase in selling costs was the result of expanding the sales force coverage as we transition from a reactive sales model to a more proactive approach.

Software

	For the fiscal years ended October 31
	2015	2014	2013
	Dollars in millions
Net revenue	$3,458	$3,701	$3,789
Earnings from operations	$760	$828	$848
Earnings from operations as a % of net revenue	22.0%	22.4%	22.4%

Fiscal 2015 compared with Fiscal 2014

        Software net revenue decreased 6.6% (decreased 2.7% on a constant currency basis) in fiscal 2015. Revenue growth in Software is being challenged by the overall market shift to SaaS solutions and related go-to-market sales execution challenges. Additionally, these challenges are impacting growth in

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

license and support revenue. In fiscal 2015, net revenue growth was negatively impacted by foreign currency fluctuations across all regions, led primarily by weakness in the euro.

        In fiscal 2015, net revenue from licenses, professional services, SaaS and support decreased by 13%, 8%, 3% and 3%, respectively. The decrease in license revenue was due primarily to the market shift to SaaS solutions and sales execution challenges and, as a result, we experienced lower revenue in IT Operations Management. Professional services net revenue decreased due primarily to unfavorable currency impacts, our continued focus on higher-margin engagements, and, as a result, we experienced a net revenue decrease in big data solutions, partially offset by net revenue growth in security products. SaaS net revenue decreased due primarily to sales execution challenges, which resulted in lower revenue from big data solutions, partially offset by net revenue growth in IT Operations Management. The decrease in support revenue was due primarily to unfavorable currency impacts and past declines in license revenue, partially offset by growth in revenue for security products.

        In fiscal 2015, Software earnings from operations as a percentage of net revenue decreased by 0.4 percentage points due to a decrease in gross margin and an increase in operating expenses as a percentage of net revenue. The decrease in gross margin was due primarily to a lower mix of license revenue. The increase in operating expenses as a percentage of net revenue was due to the size of the revenue decline. During the period, operating expense declined due primarily to favorable currency impacts and lower SG&A expenses as a result of lower field selling costs driven by expense management.

Fiscal 2014 compared with Fiscal 2013

        Software net revenue decreased 2.3% (decreased 2.2% on a constant currency basis) in fiscal 2014. Revenue growth in Software was challenged by the overall market and customer shift to SaaS solutions, which is impacting growth in license and support revenue. In fiscal 2014, net revenue from licenses, support and professional services decreased by 3%, 2% and 6% respectively, while SaaS net revenue increased by 5%.

        The decline in license net revenue was due to the market and customer shift to SaaS solutions, which resulted in lower revenue from IT/cloud management and information management products, partially offset by strength in some of our key focus areas of big data analytics and security. The decrease in support net revenue was due to past declines in license revenue. Professional services net revenue decreased as we continued our focus on higher-margin engagements. These declines were partially offset by higher SaaS revenue due to improving demand for our SaaS solutions in IT/cloud management products and security products.

        In fiscal 2014, Software earnings from operations as a percentage of net revenue remained flat in percentage points. There was an increase in gross margin, the effect of which was offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was due to the shift to more profitable contracts and improved workforce utilization in professional services. The increase in operating expenses as a percentage of net revenue was due primarily to investments in R&D partially offset by lower SG&A expenses due to cost savings associated with our ongoing restructuring efforts and improved operational expense management.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

HP Financial Services

	For the fiscal years ended October 31
	2015	2014	2013
	Dollars in millions
Net revenue	$3,216	$3,498	$3,629
Earnings from operations	$349	$389	$399
Earnings from operations as a % of net revenue	10.9%	11.1%	11.0%

Fiscal 2015 compared with Fiscal 2014

        HPFS net revenue decreased by 8.1% (decreased 1.5% on a constant currency basis) in fiscal 2015 due primarily to unfavorable currency impacts led by weakness in the euro and lower asset management activity in customer buyouts.

        HPFS earnings from operations as a percentage of net revenue decreased by 0.2 percentage points in fiscal 2015 due primarily to decrease in gross margin while operating expense as a percentage of net revenue was flat in fiscal 2015 as compared to fiscal 2014. The decrease in gross margin was due to unfavorable currency impacts, lower margins in customer buyouts, and lower portfolio margin due to competitive pricing, the effects of which were partially offset by higher margins from asset recovery services. Operating expenses as a percentage of net revenue was flat as a result of lower SG&A expenses due primarily to lower field selling costs the effects of which were offset by size of the revenue decline.

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

Financing Volume

	For the fiscal years ended October 31
	2015	2014	2013
	Dollars in millions
Total financing volume	$6,504	$6,425	$5,603

        New financing volume, which represent the amount of financing provided to customers for equipment and related software and services, including intercompany activity, increased 1.2% in fiscal 2015 and 14.7% in fiscal 2014, respectively. The increase in both fiscal 2015 and 2014 was driven by higher financing associated with product sales and related services offerings. The increase in fiscal 2015 was partially offset by unfavorable currency impacts led by weakness in the euro.

HP INC. AND SUBSIDIARIES

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	As of October 31
	2015	2014
	Dollars in millions
Financing receivables, gross	$6,689	$6,670
Net equipment under operating leases	2,710	2,595
Capitalized profit on intercompany equipment transactions(1)	873	783
Intercompany leases(1)	2,195	2,199

Gross portfolio assets	12,467	12,247

Allowance for doubtful accounts(2)	95	111
Operating lease equipment reserve	58	68

Total reserves	153	179

Net portfolio assets	$12,314	$12,068

Reserve coverage	1.2%	1.5%
Debt-to-equity ratio(3)	7.0x	7.0x

(1)
Intercompany activity is eliminated in consolidation.

(2)
Allowance for doubtful accounts for financing receivables includes both the short- and long-term portions.

(3)
Debt attributable to HPFS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with HPFS and its subsidiaries. Debt attributable to HPFS totaled $10.7 billion at both October 31, 2015 and October 31, 2014. HPFS equity at both October 31, 2015 and October 31, 2014 was $1.5 billion. We believe the HPFS debt-to-equity ratio is comparable to that of other similar financing companies.

        At October 31, 2015 and October 31, 2014, HPFS cash and cash equivalents and short term investments were $589 million and $952 million, respectively.

        Net portfolio assets at October 31, 2015 increased 2% from October 31, 2014. The increase generally resulted from new financing volume partially offset by portfolio runoff and unfavorable currency impacts.

        HPFS recorded net bad debt expense and operating lease equipment reserves of $46 million, $40 million, and $50 million in fiscal 2015, 2014 and 2013, respectively.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments

	For the fiscal years ended October 31
	2015	2014	2013
	Dollars in millions
Net revenue	$27	$302	$24
Loss from operations	$(565)	$(199)	$(316)
Loss from operations as a % of net revenue(1)	NM	(66.0)%	NM

(1)
"NM" represents not meaningful.

Fiscal 2015 compared with Fiscal 2014

        The revenue decrease for fiscal 2015 was due primarily to the sale of IP related to the Palm acquisition in the prior-year period.

        The increase in the loss from operations for fiscal 2015 was due primarily to the sale of IP in the prior-year period and higher expenses from enterprise-related business incubation activities and HP Labs.

Fiscal 2014 compared with Fiscal 2013

        The revenue increase for fiscal 2014 was due primarily to the sale of IP related to the Palm acquisition.

        The decrease in the loss from operations for fiscal 2014 was due primarily to the sale of IP, the benefits of which were partially offset by higher expenses associated with enterprise-related business incubation activities, corporate strategy, HP Labs and global alliances.

LIQUIDITY AND CAPITAL RESOURCES

        We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, principal and interest payment of debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We are able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities made available by various domestic and foreign financial institutions. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A and market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A, which is incorporated herein by reference.

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

HP INC. AND SUBSIDIARIES

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

        In connection with the Separation, we reviewed our capital structure during fiscal 2015 to ensure that each company, HP Inc. and Hewlett Packard Enterprise, would be well capitalized after the Separation. In October 2015, prior to the Separation, Hewlett Packard Enterprise completed its offering of $14.6 billion senior unsecured notes and we redeemed and paid $6.6 billion of U.S. Dollar Global Notes as a result of early extinguishment of debt. In connection with our ongoing operations and in part due to the Separation, we repaid a short-term loan of $3.5 billion, issued $18.2 billion and repaid $18.4 billion of commercial paper in fiscal 2015. On November 4, 2015, we incrementally redeemed and paid $2.1 billion U.S. Dollar Global Notes as part of the final settlement of the debt redemption issued as a part of the Separation.

Liquidity

        Our cash and cash equivalents, total debt and available borrowing resources were as follows:

	As of October 31
	2015	2014	2013
	In billions
Cash and cash equivalents	$17.4	$15.1	$12.2
Total debt	$24.7	$19.5	$22.6
Available borrowing resources(1)	$19.0	$17.8	$17.8

(1)
For more information on our available borrowing resources, see Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

        Our key cash flow metrics were as follows:

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
Net cash provided by operating activities	$6,490	$12,333	$11,608
Net cash used in investing activities	(5,534)	(2,792)	(2,803)
Net cash provided by (used in) financing activities	1,344	(6,571)	(7,943)

Net increase in cash and cash equivalents	$2,300	$2,970	$862

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  Operating Activities

        Net cash provided by operating activities decreased by approximately $5.8 billion for fiscal 2015 as compared to fiscal 2014. The decrease was due primarily to lower cash generated from working capital management activities, payments for separation costs, lower cash receipts from contract manufacturers and financing receivables, lower net earnings in the current period, unfavorable currency impacts, as well as higher cash payments for prepaids and employee benefits. Net cash provided by operating activities increased by $0.7 billion for fiscal 2014 as compared to fiscal 2013, due primarily to improvements in working capital management.

        Our key working capital metrics were as follows:

	As of October 31
	2015	2014	2013
Days of sales outstanding in accounts receivable	47	44	49
Days of supply in inventory	30	27	24
Days of purchases outstanding in accounts payable	(74)	(67)	(56)

Cash conversion cycle	3	4	17

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. For fiscal 2015, the increase in DSO was due primarily to lower usage of cash discounts by our customers and longer standard payment terms for Aruba. For fiscal 2014, the decrease in DSO was due primarily to the impact of currency and the expansion of our factoring programs.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. For fiscal 2015, the increase in DOS was due to higher inventory balance to support future sales levels. For fiscal 2014, the increase in DOS was due to a higher inventory balance in Personal Systems due in part to strategic and advanced buys.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. For fiscal 2015, the increase in DPO was primarily the result of purchasing linearity and an extension of payment terms with our product suppliers. For fiscal 2014, the increase in DPO was primarily the result of an extension of payment terms with our product suppliers.

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

Investing Activities

        Net cash used in investing activities increased by approximately $2.7 billion for fiscal 2015 as compared to fiscal 2014, due primarily to the acquisition of Aruba. Net cash used in investing activities

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

was flat for fiscal 2014 as compared to fiscal 2013, due primarily to higher cash utilization for purchases of property, plant and equipment offset by cash generated from sales of available-for-sale securities.

Financing Activities

        Net cash provided by financing activities was $1.3 billion in fiscal 2015 as compared to net cash used in financing activities of $6.6 billion in fiscal 2014. The change was due primarily to proceeds from the issuance of senior unsecured notes in October 2015 by Hewlett Packard Enterprise in principal amount of $14.6 billion and higher proceeds from issuance of commercial paper, partially offset by the repayment as a result of early debt extinguishment of $6.6 billion of U.S. Dollar Global Notes and higher repayment of commercial paper as compared to fiscal 2014. Net cash used in financing activities decreased by approximately $1.4 billion for fiscal 2014 as compared to fiscal 2013 due primarily to proceeds from the issuance of U.S. Dollar Global Notes in January 2014, partially offset by higher debt repayments and repurchases of common stock. For more information on our share repurchase programs, see Item 5 and Note 13 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Capital Resources

Debt Levels

	As of October 31
	2015	2014	2013
	Dollars in millions
Short-term debt	$2,885	$3,486	$5,979
Long-term debt	$21,780	$16,039	$16,608
Debt-to-equity ratio	0.88x	0.72x	0.82x
Weighted-average interest rate	3.4%	2.7%	3.0%

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.

        Short-term debt decreased by $601 million and long-term debt increased by approximately $5.7 billion for fiscal 2015 as compared to fiscal 2014. The net increase in total debt was due primarily to issuance of senior unsecured notes in October 2015 by Hewlett Packard Enterprise in principal amount of $14.6 billion which includes of $14.0 billion fixed rate notes and $600 million of floating rate notes, partially offset by the payment as a result of early debt extinguishment of $6.6 billion in connection with the Separation, maturities of $2.5 billion of U.S. Dollar Global Notes and repayment of $3.5 billion of short-term loan. We also issued $18.2 billion and repaid $18.4 billion of commercial paper in fiscal 2015. On November 4, 2015, we paid $2.1 billion of U.S. Dollar Global Notes as part of the final settlement of the debt redemption issued as a part of the Separation.

        Short-term debt and long-term debt decreased by approximately $2.5 billion and $0.6 billion, respectively, for fiscal 2014 as compared to fiscal 2013. The net decrease in total debt was due primarily to maturities of debt. During fiscal 2014, we issued $2.0 billion of U.S. Dollar Global Notes under the 2012 Shelf Registration Statement which mature in 2019 and repaid $4.9 billion of U.S. Dollar Global Notes. We also issued $11.6 billion and repaid $11.5 billion of commercial paper in fiscal 2014.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Our debt-to-equity ratio is calculated as the carrying amount of debt divided by total stockholders' equity. Our debt-to-equity ratio increased by 0.16x in fiscal 2015, due to an increase in total debt balances of $5.1 billion partially offset by an increase in stockholders' equity by $1.0 billion at the end of fiscal 2015. Our debt-to-equity ratio decreased by 0.10x in fiscal 2014, due to a decrease in total debt balances of $3.1 billion partially offset by a decrease in stockholders' equity by $0.5 billion at the end of fiscal 2014.

        Our weighted-average interest rate reflects the effective interest rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Available Borrowing Resources

        We had the following resources available to obtain short- or long-term financing if we need additional liquidity:

As of October 31, 2015
In millions
Commercial paper programs	$16,461
Uncommitted lines of credit	$2,524

        For more information on our available borrowings resources, see Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by major independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, previous downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper and have required the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade to our credit ratings by any rating agencies may further impact us in a similar manner, and, depending on the extent of any such downgrade, could have a negative impact on our liquidity and capital position. We can rely on alternative sources of funding, including drawdowns under our credit facilities, if necessary, to offset potential reductions in the market capacity for our commercial paper.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS

        The contractual and other obligations for HP (including Hewlett Packard Enterprise) as of October 31, 2015, were as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on debt(1)	$24,538	$2,860	$5,635	$3,409	$12,634
Interest payments on debt(2)	8,445	721	1,344	1,147	5,233
Operating lease obligations(3)	2,791	603	870	527	791
Purchase obligations(4)	2,654	1,126	944	451	133
Capital lease obligations	104	28	51	8	17

Total(5)(6)(7)(8)	$38,532	$5,338	$8,844	$5,542	$18,808

(1)
Amounts represent the principal cash payments relating to our short-term and long-term debt and do not include any fair value adjustments, discounts or premiums. Subsequent to the Separation, HP Inc. expects the total future principal payments on debt to be approximately $8.7 billion.

(2)
Amounts represent the expected interest payments relating to our short-term and long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our U.S. Dollar Global Notes to variable interest rates. The impact of our outstanding interest rate swaps at October 31, 2015 was factored into the calculation of the future interest payments on debt. Subsequent to the Separation, HP Inc. expects the total future interest payments on debt to be approximately $2.9 billion.

(3)
Amounts represent the operating lease obligations net of total sublease income of $77 million. Subsequent to the Separation, HP Inc. expects the total remaining future minimum operating lease commitments to be approximately $367 million, net of sublease income of $118 million.

(4)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are related principally to inventory and other items. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude open purchase orders that are routine arrangements entered into in the ordinary course of business as they are difficult to quantify in a meaningful way. Even though open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust terms based on our business needs prior to the delivery of goods or performance of services. Subsequent to the Separation, HP Inc. expects the total remaining future unconditional purchase obligations to be approximately $915 million.

(5)
Retirement and Post-Retirement Benefit Plan Contributions.    As of October 31, 2015, HP (including Hewlett Packard Enterprise) expects to contribute approximately $384 million to its non-U.S. pension plans, approximately $37 million to cover benefit payments to U.S. non-qualified plan participants and approximately $46 million to cover benefit claims for HP's post-retirement benefit plans in fiscal 2016. Subsequent to the Separation, HP Inc. expects to contribute approximately

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  $18 million to its non-U.S. pension plans, approximately $36 million to cover benefit payments to U.S. non-qualified plan participants and approximately $43 million to cover benefit claims for HP's post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(6)
Restructuring Plans.    As of October 31, 2015, HP (including Hewlett Packard Enterprise) expects future cash payments of approximately $3.2 billion in connection with our approved restructuring plans which includes $1.3 billion expected to be paid in fiscal 2016 with the remaining approximately $1.9 billion cash payments to be made through fiscal 2025. Subsequent to the Separation, HP Inc. expects future cash payments of approximately $280 million in connection with our approved restructuring plans which includes $90 million expected to be paid in fiscal 2016 with the remaining approximately $190 million cash payments to be made through fiscal 2025. Payments for restructuring have been excluded from the contractual obligations table, because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities, see Note 3 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(7)
Separation Costs.    As of October 31, 2015, HP (including Hewlett Packard Enterprise) expects future cash payments of approximately $750 million in connection with our separation charges and net foreign tax payments, which are expected to be paid in fiscal 2016, with subsequent tax credit amounts expected over later years. As of October 31, 2015, we also expect separation-related capital expenditures of approximately $60 million in fiscal 2016. Subsequent to the Separation, HP Inc. expects future cash payments of approximately $180 million in connection with our separation charges and net foreign tax payments, which are expected to be paid in fiscal 2016, with subsequent tax credit amounts expected over later years. As of October 31, 2015, HP Inc. also expects separation-related capital expenditures of approximately $30 million in fiscal 2016. Payments for separation costs have been excluded from the contractual obligations table, because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments.

(8)
Uncertain Tax Positions.    As of October 31, 2015, we had approximately $3.7 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $15 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

        We have third-party short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The total aggregate maximum capacity of the financing arrangements was $3.3 billion as of October 31, 2015, including an aggregate maximum capacity of $1.4 billion in non-recourse financing arrangements and an aggregate maximum capacity of $1.9 billion in partial-recourse facilities. For more information on our third-party revolving short-term financing arrangements, see Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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

  Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 79 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal 2015 were the euro, the British pound, Chinese yuan renminbi and the Japanese yen. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.

        We use a combination of forward contracts and at times, options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue and, to a lesser extent, cost of sales and intercompany loans denominated in currencies other than the U.S. dollar. In addition, when debt is denominated in a foreign currency, we may use swaps to exchange the foreign currency principal and interest obligations for U.S. dollar-denominated amounts to manage the exposure to changes in foreign currency exchange rates. We also use other derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency balance sheet exposures. Alternatively, we may choose not to hedge the risk associated with our foreign currency exposures, primarily if such exposure acts as a natural hedge for offsetting amounts denominated in the same currency or if the currency is too difficult or too expensive to hedge.

        We have performed sensitivity analyses as of October 31, 2015 and 2014, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2015 and 2014. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $72 million and $62 million at October 31, 2015 and October 31, 2014, respectively.

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

        We have performed sensitivity analyses as of October 31, 2015 and 2014, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments, financing receivables and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments, financing receivables and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2015 and 2014. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt, investments and financing receivables, net of interest rate swaps, of $119 million at October 31, 2015 and $80 million at October 31, 2014.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HP Inc.

        We have audited the accompanying consolidated balance sheets of HP Inc. and subsidiaries as of October 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HP Inc. and subsidiaries at October 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HP Inc.'s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 16, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
December 16, 2015

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HP Inc.

        We have audited HP Inc.'s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). HP Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, HP Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of HP Inc. and subsidiaries as of October 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2015 and our report dated December 16, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
December 16, 2015

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

        HP's management assessed the effectiveness of HP's internal control over financial reporting as of October 31, 2015, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the assessment by HP's management, we determined that HP's internal control over financial reporting was effective as of October 31, 2015. The effectiveness of HP's internal control over financial reporting as of October 31, 2015 has been audited by Ernst & Young LLP, HP's independent registered public accounting firm, as stated in their report which appears on page 86 of this Annual Report on Form 10-K.

/s/ DION J. WEISLER Dion J. Weisler President and Chief Executive Officer December 16, 2015	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Chief Financial Officer December 16, 2015

HP INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2015	2014	2013
	In millions, except per share amounts
Net revenue:
Products	$69,032	$73,726	$72,398
Services	33,962	37,327	39,453
Financing income	361	401	447

Total net revenue	103,355	111,454	112,298

Costs and expenses:
Cost of products	53,081	56,469	55,632
Cost of services	25,275	28,093	30,436
Financing interest	240	277	312
Research and development	3,502	3,447	3,135
Selling, general and administrative	12,185	13,353	13,267
Amortization of intangible assets	931	1,000	1,373
Restructuring charges	1,017	1,619	990
Acquisition and other related charges	90	11	22
Separation costs	1,259	—	—
Defined benefit plan settlement charges	168	—	—
Impairment of data center assets	136	—	—

Total operating expenses	97,884	104,269	105,167

Earnings from operations	5,471	7,185	7,131

Interest and other, net	(739)	(628)	(621)

Earnings before taxes	4,732	6,557	6,510
Provision for taxes	(178)	(1,544)	(1,397)

Net earnings	$4,554	$5,013	$5,113

Net earnings per share:
Basic	$2.51	$2.66	$2.64

Diluted	$2.48	$2.62	$2.62

Weighted average shares used to compute net earnings per share:
Basic	1,814	1,882	1,934

Diluted	1,836	1,912	1,950

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
Net earnings	$4,554	$5,013	$5,113

Other comprehensive (loss) income before taxes:
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains arising during the period	(17)	7	52
Gains reclassified into earnings	—	(1)	(49)

	(17)	6	3

Change in unrealized (losses) gains on cash flow hedges:
Unrealized gains (losses) arising during the period	1,091	337	(243)
(Gains) losses reclassified into earnings	(1,312)	151	106

	(221)	488	(137)

Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(548)	(2,756)	1,953
Amortization of actuarial loss and prior service benefit	443	259	326
Curtailments, settlements and other	115	51	25

	10	(2,446)	2,304

Change in cumulative translation adjustment	(207)	(85)	(150)

Other comprehensive (loss) income before taxes	(435)	(2,037)	2,020
Benefit (provision) for taxes	14	(66)	(239)

Other comprehensive (loss) income, net of taxes	(421)	(2,103)	1,781

Comprehensive income	$4,133	$2,910	$6,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of October 31
	2015	2014
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$17,433	$15,133
Accounts receivable	13,363	13,832
Financing receivables	2,918	2,946
Inventory	6,485	6,415
Other current assets	11,588	11,819

Total current assets	51,787	50,145

Property, plant and equipment	11,090	11,340
Long-term financing receivables and other assets	9,050	8,454
Goodwill	32,941	31,139
Intangible assets	2,014	2,128

Total assets	$106,882	$103,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,885	$3,486
Accounts payable	15,956	15,903
Employee compensation and benefits	3,608	4,209
Taxes on earnings	830	1,017
Deferred revenue	6,199	6,143
Accrued restructuring	689	898
Other accrued liabilities	12,024	12,079

Total current liabilities	42,191	43,735

Long-term debt	21,780	16,039
Other liabilities	14,760	16,305
Commitments and contingencies
Stockholders' equity:
HP stockholders' equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,804 and 1,839 shares issued and outstanding at October 31, 2015 and 2014, respectively)	18	18
Additional paid-in capital	1,963	3,430
Retained earnings	32,089	29,164
Accumulated other comprehensive loss	(6,302)	(5,881)

Total HP stockholders' equity	27,768	26,731
Non-controlling interests	383	396

Total stockholders' equity	28,151	27,127

Total liabilities and stockholders' equity	$106,882	$103,206

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
Cash flows from operating activities:
Net earnings	$4,554	$5,013	$5,113
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,061	4,334	4,611
Stock-based compensation expense	709	560	500
Provision for doubtful accounts	71	55	61
Provision for inventory	305	211	275
Restructuring charges	1,017	1,619	990
Deferred taxes on earnings	(700)	(34)	(410)
Excess tax benefit from stock-based compensation	(145)	(58)	(2)
Other, net	1,031	81	443
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	572	2,017	530
Financing receivables	(65)	420	484
Inventory	(330)	(580)	(4)
Accounts payable	31	1,912	541
Taxes on earnings	(137)	310	417
Restructuring	(1,243)	(1,506)	(904)
Other assets and liabilities	(3,241)	(2,021)	(1,037)

Net cash provided by operating activities	6,490	12,333	11,608

Cash flows from investing activities:
Investment in property, plant and equipment	(3,603)	(3,853)	(3,199)
Proceeds from sale of property, plant and equipment	424	843	653
Purchases of available-for-sale securities and other investments	(259)	(1,086)	(1,243)
Maturities and sales of available-for-sale securities and other investments	302	1,347	1,153
Payments made in connection with business acquisitions, net of cash acquired	(2,644)	(49)	(167)
Proceeds from business divestitures, net	246	6	—

Net cash used in investing activities	(5,534)	(2,792)	(2,803)

Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	74	148	(154)
Proceeds from debt, net of issuance costs	20,758	2,875	279
Payment of debt	(15,867)	(6,037)	(5,721)
Settlement of cash flow hedges	(4)	—	—
Issuance of common stock under employee stock plans	371	297	288
Repurchase of common stock	(2,883)	(2,728)	(1,532)
Excess tax benefit from stock-based compensation	145	58	2
Cash dividends paid	(1,250)	(1,184)	(1,105)

Net cash provided by (used in) financing activities	1,344	(6,571)	(7,943)

Increase in cash and cash equivalents	2,300	2,970	862
Cash and cash equivalents at beginning of period	15,133	12,163	11,301

Cash and cash equivalents at end of period	$17,433	$15,133	$12,163

Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$1,012	$1,267	$1,391
Interest expense paid	532	678	837
Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital leases	$70	$113	$3
Stock awards assumed in business acquisitions	31	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
					Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total HP Stockholders' Equity	Non- controlling Interests	Total
	In millions, except number of shares in thousands
Balance October 31, 2012	1,962,838	$20	$6,454	$21,521	$(5,559)	$22,436	$397	$22,833
Net earnings				5,113		5,113		5,113
Other comprehensive income, net of taxes					1,781	1,781		1,781

Comprehensive income						6,894		6,894

Issuance of common stock in connection with employee stock plans and other	22,950		210	(2)		208		208
Repurchases of common stock	(77,905)	(1)	(1,550)	5		(1,546)		(1,546)
Tax deficiency from employee stock plans			(149)			(149)		(149)
Cash dividends declared				(1,074)		(1,074)		(1,074)
Stock-based compensation expense			500			500		500
Changes in non-controlling interest							(10)	(10)

Balance October 31, 2013	1,907,883	$19	$5,465	$25,563	$(3,778)	$27,269	$387	$27,656
Net earnings				5,013		5,013		5,013
Other comprehensive loss, net of taxes					(2,103)	(2,103)		(2,103)

Comprehensive income						2,910		2,910

Issuance of common stock in connection with employee stock plans and other	23,785		142	1		143		143
Repurchases of common stock	(92,380)	(1)	(2,694)	(262)		(2,957)		(2,957)
Tax deficiency from employee stock plans			(43)			(43)		(43)
Cash dividends declared				(1,151)		(1,151)		(1,151)
Stock-based compensation expense			560			560		560
Changes in non-controlling interest							9	9

Balance October 31, 2014	1,839,288	$18	$3,430	$29,164	$(5,881)	$26,731	$396	$27,127
Net earnings				4,554		4,554		4,554
Other comprehensive loss, net of taxes					(421)	(421)		(421)

Comprehensive income						4,133		4,133

Issuance of common stock in connection with employee stock plans and other	39,834		(34)	1		(33)		(33)
Repurchases of common stock	(75,403)		(2,237)	(411)		(2,648)		(2,648)
Assumption of equity awards in connection with acquisitions			31			31		31
Tax benefit from employee stock plans			64			64		64
Cash dividends declared				(1,219)		(1,219)		(1,219)
Stock-based compensation expense			709			709		709
Changes in non-controlling interest							(13)	(13)

Balance October 31, 2015	1,803,719	$18	$1,963	$32,089	$(6,302)	$27,768	$383	$28,151

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1: Overview and Summary of Significant Accounting Policies

Overview

        On November 1, 2015 (the "Distribution Date"), Hewlett-Packard Company completed the separation of Hewlett Packard Enterprise Company ("Hewlett Packard Enterprise"), Hewlett-Packard Company's former enterprise technology infrastructure, software, services and financing businesses (the "Separation"). In connection with the Separation, Hewlett-Packard Company changed its name to HP Inc. ("HP").

        On November 1, 2015, each of HP stockholders of record as of the close of business on October 21, 2015 (the "Record Date") received one share of Hewlett Packard Enterprise common stock for every one share of HP's common stock held as of the Record Date. Hewlett Packard Enterprise is now an independent public company trading on the New York Stock Exchange ("NYSE") under the symbol "HPE". After the Separation, HP does not beneficially own any shares of Hewlett Packard Enterprise common stock and beginning November 1, 2015, HP no longer consolidates Hewlett Packard Enterprise within its financial results or reflect the financial results of Hewlett Packard Enterprise within its continuing results of operations.

        In connection with the Separation, HP and Hewlett Packard Enterprise have entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including among others a tax matters agreement, an employee matters agreement, a transition service agreement, a real estate matters agreement, a master commercial agreement and an information technology service agreement. These agreements provide for the allocation between HP and Hewlett Packard Enterprise of assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation and govern certain relationship between HP and Hewlett Packard Enterprise after the Separation. For more information on the impacts of these agreements, see Note 3 "Restructuring", Note 4 "Retirement and Post-Retirement Benefit Plans", Note 5 "Stock-Based Compensation", Note 6 "Taxes on Earnings", Note 13 "Borrowings", Note 16 "Litigation and Contingencies" and Note 17 "Guarantees, Indemnifications and Warranties".

Basis of Presentation

        The accompanying consolidated financial statements of HP and its wholly-owned subsidiaries are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"). HP has eliminated all intercompany accounts and transactions. The historical results of operations, financial position, and cash flows of Hewlett Packard Enterprise are included in the consolidated financial statements of HP for each of the fiscal years included in this report and will be reported as discontinued operations beginning in the first quarter of fiscal 2016.

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of HP and its subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. HP accounts for investments in companies over which HP has the ability to exercise significant influence but does not hold a controlling interest under the equity method, and HP records its proportionate share of income or losses in Interest and other, net in the Consolidated Statements of Earnings. HP presents non-controlling interests as a separate component within Total stockholder's equity in the Consolidated

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

Balance Sheets. Net earnings attributable to the non-controlling interests are eliminated within Interest and other, net in the Consolidated Statements of Earnings and are not presented separately as they were not material for any period presented.

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

Use of Estimates

        The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

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

Accounting Pronouncements

        In November 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update for income taxes, which requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The new accounting guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is permitted for all entities as of the beginning of interim or annual reporting periods. HP is currently assessing the impact of this adoption on its Consolidated Financial Statements, and plans to adopt for its interim and annual reporting period beginning November 1, 2015.

        In April 2015, the FASB amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. HP is required to adopt the guidance in the first quarter of fiscal 2017; however early adoption is permitted as is retrospective application. HP is currently evaluating the impact of these amendments on its Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

        In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. HP is required to adopt the guidance in the first quarter of fiscal 2017. Early adoption is permitted. The amendments should be applied retrospectively with the adjusted balance sheet of each individual period presented, in order to reflect the period-specific effects of applying the new guidance. HP is currently evaluating the timing and the impact of these amendments on its Consolidated Financial Statements.

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

        In April 2014, the FASB issued guidance which changes the criteria for identifying a discontinued operation. The guidance limits the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. HP is required to adopt the guidance in the first quarter of fiscal 2016.

Revenue Recognition

  General

        HP recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable, and collectability is reasonably assured. Additionally, HP recognizes hardware revenue on sales to channel partners, including resellers, distributors or value-added solution providers at the time of delivery when the channel partners have economic substance apart from HP, and HP has completed its obligations related to the sale. HP generally recognizes revenue for its standalone software sales to channel partners on receipt of evidence that the software has been sold to a specific end user. HP limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified refund or return rights.

        HP reduces revenue for customer and distributor programs and incentive offerings, including price protection, rebates, promotions, other volume-based incentives and expected returns, at the later of the date of revenue recognition or the date the sales incentive is offered. Future market conditions and product transitions may require HP to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. For certain

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

incentive programs, HP estimates the number of customers expected to redeem the incentive based on historical experience and the specific terms and conditions of the incentive.

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

  Multiple element arrangements

        When a sales arrangement contains multiple elements or deliverables, such as hardware and software products, and/or services, HP allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE") of selling price, if available, third-party evidence ("TPE") if VSOE of selling price is not available, or estimated selling price ("ESP") if neither VSOE of selling price nor TPE is available. HP establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. HP establishes TPE of selling price by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. HP establishes ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and technology industry life cycles. In most arrangements with multiple elements, HP allocates the transaction price to the individual units of accounting at inception of the arrangement based on their relative selling price.

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

        HP evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. For elements with no standalone value, HP recognizes revenue consistent with the pattern of the undelivered elements. If the arrangement includes a customer-negotiated refund or return right or other contingency relative to the delivered items, and the delivery and performance of the undelivered items is considered probable and substantially within HP's control, the delivered element constitutes a separate unit of accounting. In arrangements with combined units of accounting, changes in the allocation of the transaction price among elements may impact the timing of revenue recognition for the contract but will not change the total revenue recognized for the contract.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

  Product revenue

  Hardware

        Under HP's standard terms and conditions of sale, HP transfers title and risk of loss to the customer at the time product is delivered to the customer and recognizes revenue accordingly, unless customer acceptance is uncertain or significant obligations to the customer remain. HP reduces revenue for estimated customer returns, price protection, rebates and other programs offered under sales agreements established by HP with its distributors and resellers. HP records revenue from the sale of equipment under sales-type leases as product revenue at the inception of the lease. HP accrues the estimated cost of post-sale obligations, including standard product warranties, based on historical experience at the time HP recognizes revenue.

  Software

        HP recognizes revenue from perpetual software licenses at the inception of the license term, assuming all revenue recognition criteria have been satisfied. Term-based software license revenue is generally recognized ratably over the term of the license. HP uses the residual method to allocate revenue to software licenses at inception of the arrangement when VSOE of fair value for all undelivered elements, such as post-contract customer support, exists and all other revenue recognition criteria have been satisfied. HP recognizes revenue from maintenance and unspecified upgrades or updates provided on a when-and- if-available basis ratably over the period during which such items are delivered.

        HP recognizes revenue for hosting or software-as-a-service ("SaaS") arrangements as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In hosting arrangements, HP considers the rights provided to the customer (e.g. whether the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and the feasibility of the customer to operate or contract with another vendor to operate the software) in determining whether the arrangement includes the sale of a software license. In hosting arrangements where software licenses are sold, license revenue is generally recognized according to whether perpetual or term licenses are sold, when all other revenue recognition criteria are satisfied.

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

        HP recognizes revenue from certain fixed-price contracts, such as consulting arrangements, as work progresses over the contract period on a proportional performance basis, as determined by the percentage of labor costs incurred to date compared to the total estimated labor costs of a contract. HP recognizes revenue on fixed-price contracts for design and build projects (to design, develop and construct software and systems) using the percentage-of-completion method. HP uses the cost-to-cost method to measure progress toward completion as determined by the percentage of cost incurred to date compared to the total estimated costs of the project. Estimates of total project costs for fixed-price

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

contracts are regularly revised during the life of a contract. Provisions for estimated losses on fixed-priced contracts are recognized in the period when such losses become known. If reasonable and reliable cost estimates for a project cannot be made, HP uses the completed contract method and recognizes revenue and costs upon service completion.

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

Shipping and Handling

        HP includes costs related to shipping and handling in Cost of products.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

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

Retirement and Post-Retirement Plans

        HP has various defined benefit, other contributory and noncontributory retirement and post-retirement plans. HP generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the average remaining estimated service life of participants. In some cases, HP amortizes actuarial gains and losses using the corridor approach. See Note 4 for a full description of these plans and the accounting and funding policies.

Advertising

        Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Such costs totaled approximately $859 million in fiscal 2015, $834 million in fiscal 2014 and $867 million in fiscal 2013.

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

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

        HP has third-party short-term financing arrangements intended to facilitate the working capital requirements of certain customers. These financing arrangements, which in certain cases provide for partial recourse, result in the transfer of HP's trade receivables to a third party. HP reflects amounts transferred to, but not yet collected from, the third party in accounts receivable in the Consolidated Balance Sheets. For arrangements involving an element of recourse, the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Balance Sheets.

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

        HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors' and resellers' aggregated business deteriorates substantially, HP's operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe, collectively represented 18% and 20% of gross accounts receivable as of October 31, 2015 and 2014, respectively. No single customer accounts for more than 10% of gross accounts receivable. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographic regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors,

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

resellers and other customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances.

        HP utilizes outsourced contract manufacturers around the world to manufacture HP-designed products. HP may purchase product components from suppliers and sell those components to its contract manufacturers thereby creating receivable balances from contract manufacturers. The three largest contract manufacturer receivable balances collectively represented 60% and 65% of HP's receivables from contract manufacturers of $1.0 billion as of October 31, 2015 and 2014, respectively. HP includes receivables from contract manufacturers in Other current assets in the Consolidated Balance Sheets on a gross basis. HP's credit risk associated with these receivables is mitigated wholly or in part, by the amount HP owes to these outsourced contract manufacturers, as HP generally has the legal right to offset its payables to contract manufacturers against these receivables. HP does not reflect the sale of these components in revenue and does not recognize any profit on these component sales until the related products are sold by HP, at which time any profit is recognized as a reduction to cost of sales.

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

Inventory

        HP values inventory at the lower of cost or market. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess or obsolescence.

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

Business Combinations

        HP includes the results of operations of acquired businesses in HP's consolidated results prospectively from the date of acquisition. HP allocates the fair value of purchase consideration to the assets acquired, including in-process research and development ("IPR&D"), liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as an amortizable purchased intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, HP will record a charge for the value of the related intangible asset to HP's Consolidated Statement of Earnings in the period it is abandoned. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and HP and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

Goodwill

        HP reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. While HP is permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for its annual goodwill impairment test in the fourth quarter of fiscal 2015, HP performed a quantitative test for all of its reporting units. Goodwill is tested for impairment at the reporting unit level. As of October 31, 2015, HP's reporting units are consistent with the reportable segments identified in Note 2, except for Enterprise Services ("ES"), which consists of two reporting units: MphasiS Limited and the remainder of ES.

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

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

Derivatives

        HP uses derivative instruments, primarily forwards, swaps, and at times, options, to hedge certain foreign currency and interest rate exposures. HP also may use other derivative instruments not

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Overview and Summary of Significant Accounting Policies (Continued)

designated as hedges, such as forwards used to hedge foreign currency balance sheet exposures. HP does not use derivative financial instruments for speculative purposes. See Note 12 for a full description of HP's derivative financial instrument activities and related accounting policies.

Loss Contingencies

        HP is involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. HP records a liability for contingencies when it believes it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. See Note 16 for a full description of HP's loss contingencies and related accounting policies.

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

  •
  multi-vendor customer services, including technology consulting, outsourcing and support services across infrastructure, applications and business process domains; and

  •
  software products and solutions, including application testing and delivery, big data analytics, enterprise security, information governance and IT Operations Management.

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

        As a result of the Separation, beginning November 1, 2015, HP will report three segments as part of continuing operations: Personal Systems, Printing and Corporate Investments.

        A summary description of each segment follows.

        The Printing and Personal Systems Group's mission is to leverage the respective strengths of the Personal Systems business and the Printing business by creating a unified organization that is

HP INC. AND SUBSIDIARIES

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

  •
  Commercial PCs are optimized for enterprise and SMB customers, with a focus on robust designs, serviceability, connectivity, reliability and manageability in networked environments.

  •
  Consumer PCs are notebooks, desktops, and hybrids that are optimized for consumer usage, focusing on multi-media consumption, online browsing, and light productivity.

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

  •
  Software and Web Services delivers a suite of solutions and services, including photo storage and web-connected printing services.

  •
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

HP INC. AND SUBSIDIARIES

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

  •
  Technology Services provides support services and technology consulting to integrate and optimize EG's hardware platforms for the new style of IT. These services are available in the form of service contracts, pre-packaged offerings or on a customized basis.

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

        Software provides big data analytics and applications, enterprise security, application testing and delivery management and IT Operations Management solutions for businesses and other enterprises of all sizes. These software offerings include licenses, support, professional services and software-as-a-service.

        HP Financial Services provides flexible investment solutions, such as leasing, financing, IT consumption and utility programs and asset management services, for customers to enable the creation of unique technology deployment models and acquire complete IT solutions, including hardware, software and services from HP and others. Providing flexible services and capabilities that support the entire IT lifecycle, HPFS partners with customers globally to help build investment strategies that enhance their business agility and support their business transformation. HPFS offers a wide selection of investment solution capabilities for large enterprise customers and channel partners, along with an array of financial options to SMBs and educational and governmental entities.

        Corporate Investments includes HP Labs and certain enterprise-related business incubation projects and venture focused minority investments among others.

HP INC. AND SUBSIDIARIES

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

        HP periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries. Revenues from these intercompany arrangements are deferred and recognized as earned over the term of the arrangement by the HP legal entities involved in such transactions; however, these advanced payments are eliminated from revenues as reported by HP and its business segments. As disclosed in Note 6, during fiscal 2015, HP executed an intercompany advanced royalty payment arrangement resulting in advanced payments of $8.8 billion, while during fiscal 2014 HP executed a multi-year intercompany licensing arrangement and intercompany advanced royalty payment arrangement which resulted in combined advanced payments of $11.5 billion. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years and 15 years, respectively. The impact of these intercompany arrangements is eliminated from both HP consolidated and segment revenues.

        Financing interest in the Consolidated Statements of Earnings reflects interest expense on debt attributable to HPFS. Debt attributable to HPFS consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt, and borrowing- and funding-related activity associated with HPFS and its subsidiaries.

        HP does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate governance costs, stock-based compensation expense, amortization of intangible assets, restructuring charges, acquisition and other related charges, separation costs, defined benefit plan settlement charges and impairment of data center assets.

Segment Realignment

        Effective at the beginning of the first quarter of fiscal 2015, HP implemented an organizational change to align its segment financial reporting more closely with its current business structure. This organizational change resulted in the transfer of third-party multi-vendor support arrangements from the Technology Services ("TS") business unit within the EG segment to the ITO business unit within the ES segment. HP has reflected this change to its segment information retrospectively to the earliest period presented, which has resulted in the removal of intersegment revenue from the TS business unit within the EG segment and the related corporate intersegment revenue eliminations, and the transfer of operating profit from the TS business unit within the EG segment to the ITO business unit within the ES segment.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Segment Information (Continued)

        In connection with the Separation, effective at the beginning of the fourth quarter of fiscal 2015, HP implemented an organizational change which resulted in the transfer of marketing optimization solutions business from the Software segment to the Commercial Hardware business unit within the Printing segment. HP has reflected this change to its segment information in prior reporting periods on an as-if basis, which resulted in the transfer of net revenue from the Software segment to the Commercial Hardware business unit within the Printing segment. This change also resulted in the transfer of operating profit from the Software segment to the Commercial Hardware business unit within the Printing segment. In addition, this change resulted in the reclassification of $512 million of goodwill from the Software segment to the Printing segment.

        These changes had no impact on HP's previously reported consolidated net revenue, earnings from operations, net earnings or net EPS.

Segment Operating Results

	Printing and Personal Systems
	Personal Systems	Printing	Enterprise Group	Enterprise Services	Software	HP Financial Services	Corporate Investments	Total
	In millions
2015
Net revenue	$30,438	$20,938	$26,670	$19,009	$3,142	$3,131	$27	$103,355
Intersegment net revenue and other	1,031	294	1,237	797	316	85	—	3,760

Total segment net revenue	$31,469	$21,232	$27,907	$19,806	$3,458	$3,216	$27	$107,115

Earnings (loss) from operations	$1,064	$3,865	$3,981	$1,051	$760	$349	$(565)	$10,505

2014
Net revenue	$33,304	$22,951	$26,809	$21,297	$3,375	$3,416	$302	$111,454
Intersegment net revenue and other	999	260	914	1,101	326	82	—	3,682

Total segment net revenue	$34,303	$23,211	$27,723	$22,398	$3,701	$3,498	$302	$115,136

Earnings (loss) from operations	$1,270	$4,229	$3,995	$816	$828	$389	$(199)	$11,328

2013
Net revenue	$31,232	$23,917	$27,045	$23,041	$3,469	$3,570	$24	$112,298
Intersegment net revenue and other	947	211	958	1,020	320	59	—	3,515

Total segment net revenue	$32,179	$24,128	$28,003	$24,061	$3,789	$3,629	$24	$115,813

Earnings (loss) from operations	$980	$3,953	$4,245	$693	$848	$399	$(316)	$10,802

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Segment Information (Continued)

        The reconciliation of segment operating results to HP consolidated results was as follows:

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
Net Revenue:
Total segments	$107,115	$115,136	$115,813
Elimination of intersegment net revenue and other	(3,760)	(3,682)	(3,515)

Total HP consolidated net revenue	$103,355	$111,454	$112,298

Earnings before taxes:
Total segment earnings from operations	$10,505	$11,328	$10,802
Corporate and unallocated costs and eliminations	(724)	(953)	(786)
Stock-based compensation expense	(709)	(560)	(500)
Amortization of intangible assets	(931)	(1,000)	(1,373)
Restructuring charges	(1,017)	(1,619)	(990)
Acquisition and other related charges	(90)	(11)	(22)
Separation costs	(1,259)	—	—
Defined benefit plan settlement charges	(168)	—	—
Impairment of data center assets	(136)	—	—
Interest and other, net	(739)	(628)	(621)

Total HP consolidated earnings before taxes	$4,732	$6,557	$6,510

Segment Assets

        HP allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to HP consolidated assets were as follows:

	As of October 31
	2015	2014
	In millions
Personal Systems	$9,534	$12,104
Printing	8,994	10,666

Printing and Personal Systems Group	18,528	22,770

Enterprise Group(1)	33,499	27,236
Enterprise Services	14,354	13,472
Software	11,226	10,972
HP Financial Services	13,093	13,529
Corporate Investments	56	34
Corporate and unallocated assets	16,126	15,193

Total HP consolidated assets	$106,882	$103,206

(1)
In connection with the acquisition of Aruba Networks, Inc. ("Aruba") in fiscal 2015, HP recorded approximately $1.8 billion of goodwill, $643 million of intangible assets and $153 million of IPR&D. HP reports the financial results of Aruba's business in the Networking business unit within the EG segment.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Segment Information (Continued)

Major Customers

        No single customer represented 10% or more of HP's total net revenue in any fiscal year presented.

Geographic Information

        Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2015, 2014 and 2013, other than the U.S., no country represented more than 10% of HP's net revenue.

        Net revenue by country in which HP operates was as follows:

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
U.S.	$37,679	$38,805	$40,284
Other countries	65,676	72,649	72,014

Total net revenue	$103,355	$111,454	$112,298

        As of October 31, 2015, the U.S. and Netherlands each represented more than 10% of net assets. As of October 31, 2014, the U.S., Netherlands and Ireland each represented 10% or more of net assets.

        Net property, plant and equipment by country in which HP operates was as follows:

	As of October 31
	2015	2014
	In millions
U.S.	$5,501	$5,668
United Kingdom.	955	1,053
Other countries	4,634	4,619

Total net property, plant and equipment	$11,090	$11,340

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Segment Information (Continued)

        Net revenue by segment and business unit was as follows:

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
Notebooks	$17,271	$17,540	$16,029
Desktops	10,941	13,197	12,844
Workstations	2,018	2,218	2,147
Other	1,239	1,348	1,159

Personal Systems	31,469	34,303	32,179

Supplies	13,979	14,917	15,716
Commercial Hardware	5,378	5,949	5,976
Consumer Hardware	1,875	2,345	2,436

Printing	21,232	23,211	24,128

Total Printing and Personal Systems Group	52,701	57,514	56,307

Industry Standard Servers	13,412	12,474	12,102
Technology Services	7,662	8,375	8,710
Storage	3,180	3,316	3,475
Networking	2,846	2,629	2,526
Business Critical Systems	807	929	1,190

Enterprise Group	27,907	27,723	28,003

Infrastructure Technology Outsourcing	12,107	14,038	15,223
Application and Business Services	7,699	8,360	8,838

Enterprise Services	19,806	22,398	24,061

Software	3,458	3,701	3,789
HP Financial Services	3,216	3,498	3,629
Corporate Investments	27	302	24

Total segment net revenue	107,115	115,136	115,813

Eliminations of intersegment net revenue and other	(3,760)	(3,682)	(3,515)

Total net revenue	$103,355	$111,454	$112,298

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring

Summary of Restructuring Plans

        HP's restructuring activities in fiscal 2015 summarized by plan were as follows:

		Fiscal 2015				As of October 31, 2015
	Balance, October 31, 2014	Charges	Cash Payments	Other Adjustments and Non-Cash Settlements	Balance, October 31, 2015	Total Costs Incurred to Date	Total Expected Costs to Be Incurred
	In millions
Fiscal 2015 Plan
Severance	$—	$390	$—	$—	$390	$390	$2,355
Infrastructure and other	—	1	(1)	—	—	1	506

Total 2015 Plan	—	391	(1)	—	390	391	2,861
Fiscal 2012 Plan
Severance and EER	955	566	(1,101)	(78)	342	4,959	4,959
Infrastructure and other	98	74	(120)	(4)	48	589	589

Total 2012 Plan	1,053	640	(1,221)	(82)	390	5,548	5,548
Other Plans:
Severance	7	(4)	(1)	(1)	1	2,625	2,625
Infrastructure	54	(10)	(20)	—	24	1,424	1,424

Total Other Plans	61	(14)	(21)	(1)	25	4,049	4,049

Total restructuring plans	$1,114	$1,017	$(1,243)	$(83)	$805	$9,988	$12,458

Reflected in Consolidated Balance Sheets:
Accrued restructuring	$898				$689

Other liabilities	$216				$116

Fiscal 2015 Restructuring Plan

        In connection with the Separation, on September 14, 2015, HP's Board of Directors approved a cost saving and investment proposal which includes a restructuring plan (the "2015 Plan") which will be implemented through fiscal 2018. As part of the 2015 Plan, HP expects up to approximately 33,300 employees to exit the company by the end of 2018. These workforce reductions are primarily associated with the ES segment. The changes to the workforce will vary by country, based on local legal requirements and consultations with employee works councils and other employee representatives, as appropriate. HP estimates that it will incur aggregate pre-tax charges through fiscal 2018 of approximately $2.9 billion in connection with the 2015 Plan, of which the estimated cost for HP Inc. is approximately $280 million. Total estimated charges as a result of workforce reductions are approximately $2.4 billion and total estimated charges for real estate consolidation are approximately $506 million.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring (Continued)

Fiscal 2012 Restructuring Plan

        On May 23, 2012, HP adopted a multi-year restructuring plan (the "2012 Plan") designed to simplify business processes, accelerate innovation and deliver better results for customers, employees and stockholders. As of October 31, 2015 HP eliminated 55,800 positions in connection with the 2012 Plan, with a portion of those employees exiting the company as part of voluntary enhanced early retirement ("EER") programs in the U.S. and in certain other countries. HP recognized $5.5 billion in total aggregate charges in connection with the 2012 Plan, with $4.9 billion related to workforce reductions, including the EER programs, and $589 million related to infrastructure, including data center and real estate consolidation and other items. The severance and infrastructure related cash payments associated with the 2012 Plan are expected to be paid out through fiscal 2021. As of October 31, 2015, the 2012 Plan is considered completed. HP does not expect any additional charges to this plan.

Other Plans

        Restructuring plans initiated by HP in fiscal 2008 and 2010 were substantially completed as of October 31, 2015. Severance and infrastructure related cash payments associated with the other plans are expected to be paid out through fiscal 2019.

Note 4: Retirement and Post-Retirement Benefit Plans

Defined Benefit Plans

        HP sponsors a number of defined benefit pension plans worldwide. The most significant defined benefit plans are in the U.S. The HP Pension Plan ("Pension Plan") includes the former HP Retirement Plan and the former HP Company Cash Account Pension Plan ("Cash Account Pension Plan"). Under the HP Retirement Plan, benefits are based on pay and years of service, and under the Cash Account Pension Plan, benefits are accrued pursuant to a formula based on a percentage of pay plus interest. The Pension Plan was frozen effective January 1, 2008. The Cash Account Pension Plan was merged into the Pension Plan in 2005 for certain funding and investment purposes. Effective October 30, 2009, the Electronic Data Systems Corporation ("EDS") U.S. qualified pension plan was merged into the Pension Plan. The EDS plan was frozen effective January 1, 2009.

        HP reduces the benefit payable to certain U.S. employees under the Pension Plan for service before 1993, if any, by any amounts due to the employee under HP's frozen defined contribution Deferred Profit-Sharing Plan ("DPSP"). HP closed the DPSP to new participants in 1993. The DPSP obligations are equal to the plan assets and are recognized as an offset to the Pension Plan when HP

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

calculates its defined benefit pension cost and obligations. The fair value of plan assets and projected benefit obligations for the U.S. defined benefit plans combined with the DPSP were as follows:

	For the fiscal years ended October 31
	2015		2014
	Plan Assets	Projected Benefit Obligation	Plan Assets	Projected Benefit Obligation
	In millions
U.S. defined benefit plans	$11,077	$12,716	$11,979	$13,756
DPSP	742	742	828	828

Total	$11,819	$13,458	$12,807	$14,584

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

Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $542 million in fiscal 2015, $573 million in fiscal 2014 and $603 million in fiscal 2013.

        U.S. employees are automatically enrolled in the HP 401(k) Plan when they meet eligibility requirements, unless they decline participation. The quarterly employer matching contributions in the HP 401(k) Plan are 100% of an employee's contributions, up to a maximum of 4% of eligible compensation.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

  Pension and Post-Retirement Benefit Expense

        HP's net pension and post-retirement benefit (credit) cost recognized in the Consolidated Statements of Earnings was as follows:

	For the fiscal years ended October 31
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$1	$1	$1	$326	$308	$337	$5	$5	$6
Interest cost	566	569	560	622	737	676	29	32	31
Expected return on plan assets	(818)	(811)	(845)	(1,166)	(1,140)	(1,007)	(39)	(34)	(34)
Amortization and deferrals:
Actuarial loss (gain)	54	15	77	441	318	341	(11)	(10)	2
Prior service benefit	—	—	—	(21)	(23)	(27)	(20)	(41)	(67)

Net periodic benefit (credit) cost	(197)	(226)	(207)	202	200	320	(36)	(48)	(62)

Curtailment gain	—	—	—	—	(7)	(3)	—	—	(7)
Settlement loss	114	1	12	4	12	18	—	—	—
Special termination benefits	—	—	—	25	50	31	1	32	(5)

Net benefit (credit) cost	$(83)	$(225)	$(195)	$231	$255	$366	$(35)	$(16)	$(74)

  Lump sum program

        In January 2015, HP offered certain terminated vested participants of the U.S. HP Pension Plan the option of receiving their pension benefit in a one-time voluntary lump sum within a specified window. Approximately 50% of the eligible participants elected to receive their benefits and as a result the pension plan trust paid $826 million in lump sum payments to these participants in fiscal 2015. As a result of the lump sum program, HP recognized a settlement expense of approximately $96 million and a remeasurement of the U.S. HP Pension Plan was required. The remeasurement also resulted in an additional net periodic benefit cost of $45 million for fiscal 2015 which was recognized in the Consolidated Statements of Earnings along with the settlement expense.

        During fiscal 2015, certain events, primarily the Separation and settlement as a result of the lump sum program, required multiple pension plans to be remeasured during the year. Thus, the assumptions used to calculate the net benefit (credit) cost for the remaining portion of the fiscal year after remeasurement were re-determined based on then current market conditions.

        The weighted-average assumptions used to calculate net benefit (credit) cost were as follows:

	For the fiscal years ended October 31
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate	4.4%	4.9%	4.1%	3.0%	3.9%	3.8%	3.6%	3.9%	3.0%
Expected increase in compensation levels	2.0%	2.0%	2.0%	2.4%	2.4%	2.4%	—	—	—
Expected long-term return on plan assets	7.2%	7.7%	7.8%	6.9%	7.0%	7.2%	9.0%	8.9%	9.0%

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

  Funded Status

        The funded status of the defined benefit and post-retirement benefit plans was as follows:

	As of October 31
	2015	2014	2015	2014	2015	2014
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$11,979	$10,866	$17,570	$16,083	$458	$396
Acquisition/addition of plans	(1)	—	5	8	—	—
Actual return on plan assets	506	1,648	1,059	1,814	45	83
Employer contributions	29	27	619	1,019	39	92
Participant contributions	—	—	55	64	57	54
Benefits paid	(322)	(558)	(570)	(568)	(125)	(167)
Settlement	(1,114)	(4)	(17)	(49)	—	—
Currency impact	—	—	(1,244)	(801)	—	—

Fair value—end of year	11,077	11,979	17,477	17,570	474	458

Change in benefit obligation:
Projected benefit obligation—beginning of year	13,756	11,866	21,220	19,152	840	867
Acquisition/addition of plans	(1)	—	1	10	—	—
Service cost	1	1	326	308	5	5
Interest cost	566	569	622	737	29	32
Participant contributions	—	—	55	64	57	54
Actuarial (gain) loss	(170)	1,882	457	2,500	(59)	22
Benefits paid	(322)	(558)	(570)	(568)	(126)	(167)
Plan amendments	—	—	(89)	—	—	—
Curtailment	—	—	—	(49)	—	—
Settlement	(1,114)	(4)	(17)	(49)	—	—
Special termination benefits	—	—	25	50	1	32
Currency impact	—	—	(1,509)	(935)	(10)	(5)

Projected benefit obligation—end of year	12,716	13,756	20,521	21,220	737	840

Funded status at end of year	$(1,639)	$(1,777)	$(3,044)	$(3,650)	$(263)	$(382)

Accumulated benefit obligation	$12,715	$13,755	$19,695	$20,207

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

        The weighted-average assumptions used to calculate the projected benefit obligations were as follows:

	For the fiscal years ended October 31
	2015	2014	2015	2014	2015	2014
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	4.4%	4.4%	3.0%	3.2%	3.8%	3.6%
Expected increase in compensation levels	2.0%	2.0%	2.5%	2.5%	—	—

        For the U.S. defined benefit plans, HP adopted a new mortality table in fiscal 2014 to better reflect expected lifetimes of its U.S. plan participants. The table used is based on a historical demographic study of the plans and increased the projected benefit obligation by approximately $870 million for the year ended October 31, 2014. The increase in the projected benefit obligation in fiscal 2014 was recognized as a part of the net actuarial loss as included in the other comprehensive loss which is being amortized over the remaining estimated life of plan participants.

        The net amounts recognized for HP's defined benefit and post-retirement benefit plans in HP's Consolidated Balance Sheets were as follows:

	As of October 31
	2015	2014	2015	2014	2015	2014
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Noncurrent assets	$—	$—	$532	$421	$—	$—
Current liabilities	(37)	(35)	(42)	(43)	(46)	(47)
Noncurrent liabilities	(1,602)	(1,742)	(3,534)	(4,028)	(217)	(335)

Funded status at end of year	$(1,639)	$(1,777)	$(3,044)	$(3,650)	$(263)	$(382)

        The following table summarizes the pretax net actuarial loss (gain) and prior service benefit recognized in Accumulated other comprehensive loss for the defined benefit and post-retirement benefit plans:

	As of October 31, 2015
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$1,379	$5,161	$(173)
Prior service benefit	—	(242)	(99)

Total recognized in Accumulated other comprehensive loss	$1,379	$4,919	$(272)

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

        The following table summarizes the net actuarial loss (gain) and prior service benefit that are expected to be amortized from accumulated other comprehensive loss (income) and recognized as components of HP Inc.'s net periodic benefit (credit) cost during the next fiscal year.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$55	$25	$(12)
Prior service benefit	—	(3)	(17)

Total expected to be recognized in net periodic benefit (credit) cost	$55	$22	$(29)

        Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2015	2014	2015	2014
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$11,077	$11,979	$8,928	$12,701
Aggregate projected benefit obligation	$12,716	$13,756	$12,504	$16,774

        Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2015	2014	2015	2014
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$11,077	$11,979	$8,858	$12,578
Aggregate accumulated benefit obligation	$12,715	$13,755	$11,804	$15,797

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

  Fair Value of Plan Assets

        The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2015.

	As of October 31, 2015
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$1,833	$47	$—	$1,880	$2,851	$76	$—	$2,927	$—	$1	$—	$1
Non-U.S.	1,322	13	—	1,335	4,085	494	83	4,662	—	—	—	—
Debt securities
Corporate	—	3,238	31	3,269	—	3,352	—	3,352	—	28	—	28
Government(1)	—	1,756	—	1,756	—	1,534	—	1,534	—	39	—	39
Alternative Investments
Private Equity(2)	—	—	1,170	1,170	—	1	70	71	—	—	253	253
Hybrids(3)	—	—	—	—	—	2,670	30	2,700	—	—	—	—
Hedge Funds(4)	—	388	260	648	28	125	250	403	—	—	—	—
Real Estate Funds	—	—	—	—	464	49	571	1,084	—	—	—	—
Insurance Group Annuity Contracts	—	—	—	—	—	46	73	119	—	—	—	—
Common Collective Trusts and 103-12 Investment Entities(5)	—	756	—	756	—	7	—	7	—	59	—	59
Registered Investment Companies(6)	38	176	—	214	—	1	—	1	92	3	—	95
Cash and Cash Equivalents(7)	38	203	—	241	493	—	—	493	4	3	—	7
Other(8)	(224)	32	—	(192)	68	14	42	124	(8)	—	—	(8)

Total	$3,007	$6,609	$1,461	$11,077	$7,989	$8,369	$1,119	$17,477	$88	$133	$253	$474

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

(8)
Includes primarily unsettled transactions, international insured contracts and derivative instruments. Such unsettled transactions relate primarily to fixed income securities to be settled in the first quarter of fiscal 2016.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

        Changes in fair value measurements of Level 3 investments for the fiscal year ended October 31, 2015 were as follows:

	For the fiscal year ended October 31, 2015
	U.S. Defined Benefit Plans					Non-U.S. Defined Benefit Plans								Post-Retirement Benefit Plans
	Debt Securities	Alternative Investments				Equity	Alternative Investments							Alternative Investments
	Corporate Debt	Private Equity	Hybrids	Hedge Funds	Total	Non U.S. Equities	Private Equity	Hybrids	Hedge Funds	Real Estate	Insurance Group Annuities	Other	Total	Private Equity	Hybrids	Total
	In millions
Beginning balance at October 31, 2014	$7	$1,284	$3	$263	$1,557	$80	$51	$43	$285	$543	$79	$2	$1,083	$271	$1	$272
Actual return on plan assets:
Relating to assets still held at the reporting date	—	(25)	—	(3)	(28)	(18)	(1)	—	—	13	(6)	3	(9)	(2)	—	(2)
Relating to assets sold during the period	—	145	(1)	—	144	—	7	(22)	—	—	—	—	(15)	46	—	46
Purchases, sales, and settlements (net)	24	(234)	(2)	—	(212)	—	13	—	48	14	(2)	—	73	(62)	(1)	(63)
Transfers in and/or out of Level 3	—	—	—	—	—	21	—	9	(83)	1	2	37	(13)	—	—	—

Ending balance at October 31, 2015	$31	$1,170	$—	$260	$1,461	$83	$70	$30	$250	$571	$73	$42	$1,119	$253	$—	$253

        The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2014.

	As of October 31, 2014
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities
U.S.	$1,787	$—	$—	$1,787	$2,935	$30	$—	$2,965	$—	$—	$—	$—
Non-U.S.	1,268	—	—	1,268	4,050	742	80	4,872	—	—	—	—
Debt securities
Corporate	—	3,283	7	3,290	—	2,935	—	2,935	—	20	—	20
Government(1)	—	2,204	—	2,204	—	1,787	—	1,787	—	22	—	22
Alternative Investments
Private Equity(2)	—	—	1,284	1,284	—	2	51	53	—	—	271	271
Hybrids(3)	—	—	3	3	114	2,466	43	2,623	—	—	1	1
Hedge Funds(4)	—	346	263	609	—	103	285	388	—	—	—	—
Real Estate Funds	—	—	—	—	220	277	543	1,040	—	—	—	—
Insurance Group Annuity Contracts	—	—	—	—	—	44	79	123	—	—	—	—
Common Collective Trusts and 103-12 Investment Entities(5)	—	854	—	854	—	—	—	—	—	55	—	55
Registered Investment Companies(6)	68	314	—	382	—	—	—	—	86	1	—	87
Cash and Cash Equivalents(7)	161	66	—	227	573	—	—	573	—	6	—	6
Other(8)	(24)	95	—	71	79	130	2	211	(4)	—	—	(4)

Total	$3,260	$7,162	$1,557	$11,979	$7,971	$8,516	$1,083	$17,570	$82	$104	$272	$458

(1)
Includes debt issued by national, state and local governments and agencies.

(2)
Includes limited partnerships such as equity, buyout, venture capital, real estate and other similar funds that invest in the U.S. and internationally where foreign currencies are hedged.

HP INC. AND SUBSIDIARIES

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

(8)
Includes international insured contracts, derivative instruments and unsettled transactions.

        Changes in fair value measurements of Level 3 investments for the fiscal year ended October 31, 2014 were as follows:

	For the fiscal year ended October 31, 2014
	U.S. Defined Benefit Plans					Non-U.S. Defined Benefit Plans								Post-Retirement Benefit Plans
	Debt Securities	Alternative Investments				Equity	Alternative Investments							Alternative Investments
	Corporate Debt	Private Equity	Hybrids	Hedge Funds	Total	Non U.S. Equities	Private Equity	Hybrids	Hedge Funds	Real Estate	Insurance Group Annuities	Other	Total	Private Equity	Hybrids	Total
	In millions
Beginning balance at October 31, 2013	$—	$1,250	$2	$113	$1,365	$77	$48	$—	$204	$325	$81	$2	$737	$234	$1	$235
Actual return on plan assets:
Relating to assets still held at the reporting date	—	92	1	10	103	3	2	—	14	46	(8)	—	57	51	—	51
Relating to assets sold during the period	—	169	—	—	169	—	2	—	(1)	—	—	—	1	21	—	21
Purchases, sales, and settlements (net)	7	(227)	—	140	(80)	—	(1)	43	68	108	(2)	—	216	(35)	—	(35)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—	—	64	8	—	72	—	—	—

Ending balance at October 31, 2014	$7	$1,284	$3	$263	$1,557	$80	$51	$43	$285	$543	$79	$2	$1,083	$271	$1	$272

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

HP INC. AND SUBSIDIARIES

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

  Plan Asset Allocations

        The weighted-average target and actual asset allocations across the benefit plans at the respective measurement dates were as follows:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
		Plan Assets			Plan Assets			Plan Assets
	2015 Target Allocation			2015 Target Allocation			2015 Target Allocation
Asset Category		2015	2014		2015	2014		2015	2014
Public equity securities		34.2%	31.3%		45.7%	46.8%		10.7%	10.2%
Private/other equity securities		16.4%	15.8%		15.9%	15.2%		53.4%	58.6%
Real estate and other		(1.7)%	0.6%		6.9%	7.1%		(1.8)%	—

Equity-related investments	53.5%	48.9%	47.7%	66.4%	68.5%	69.1%	66.1%	62.3%	68.8%
Debt securities	46.1%	47.5%	49.2%	33.4%	28.7%	27.6%	32.0%	33.2%	27.5%
Cash	0.4%	3.6%	3.1%	0.2%	2.8%	3.3%	1.9%	4.5%	3.7%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

HP INC. AND SUBSIDIARIES

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

  Future Contributions and Funding Policy

        As of October 31, 2015, HP (including Hewlett Packard Enterprise) expects to contribute approximately $384 million to its non-U.S. pension plans and approximately $37 million to cover benefit payments to U.S. non-qualified plan participants and approximately $46 million to cover benefit claims for HP's post-retirement benefit plans in fiscal 2016. Subsequent to the Separation, HP Inc. expects to contribute approximately $18 million to its non-U.S. pension plans, approximately $36 million to cover benefit payments to U.S. non-qualified plan participants and approximately $43 million to cover benefit claims for HP's post-retirement benefit plans in fiscal 2016. HP's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

  Estimated Future Benefits Payments

        As of October 31, 2015, HP Inc. estimates that the future benefits payments for the retirement and post-retirement plans are as follows:

Fiscal year	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2016	$879	$22	$82
2017	636	24	71
2018	645	26	58
2019	670	28	54
2020	705	29	51
Next five fiscal years to October 31, 2025	3,785	188	197

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

  Separation related activities

        In advance of the Separation, HP underwent a plan-by-plan analysis in which it was determined if each plan would be assigned to HP Inc. or Hewlett Packard Enterprise. While some pension plans transitioned in their entirety to Hewlett Packard Enterprise or remain in their entirety with HP Inc., other plans were split into two identical plans resulting in both companies splitting the plan's assets and liabilities. As a result of these plan separations, HP Inc. will retain defined benefit plan assets of approximately $11,930 million, of which approximately $11,077 million pertain to the U.S. defined benefit plans. The projected benefit obligation for these defined benefit plans as of October 31, 2015 was $13,792 million, of which $12,709 million pertains to the U.S. defined benefit plans. The net funded status of these plans represents a net obligation which is recognized on HP Inc.'s Consolidated Balance Sheets for approximately $1,862 million of which $1,632 million pertains to the U.S. defined benefit plans. In addition, HP Inc. will retain post-retirement benefit plan assets of approximately $434 million. The projected benefit obligation for these post-retirement benefit plans as of October 31, 2015 was approximately $598 million. The net funded status of these plans represents a net obligation which is recognized on HP Inc.'s Consolidated Balance Sheets for approximately $164 million.

        The current Hewlett-Packard Company 401(k) Plan ("HP 401(k) Plan") will remain with HP Inc. A new 401(k) Plan was created for the employees of Hewlett Packard Enterprise and the respective balances were transferred after the Separation.

Note 5: Stock-Based Compensation

        HP's stock-based compensation plans include incentive compensation plans and an employee stock purchase plan ("ESPP").

Stock-Based Compensation Expense and Related Income Tax Benefits

        Stock-based compensation expense and the resulting tax benefits were as follows:

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
Stock-based compensation expense	$709	$560	$500
Income tax benefit	(208)	(179)	(158)

Stock-based compensation expense, net of tax	$501	$381	$342

        In connection with the Separation, the Board of Directors approved amendments to certain outstanding long-term incentive awards on July 29, 2015. The amendments provided for the accelerated vesting on September 17, 2015 of certain stock-based awards that were otherwise scheduled to vest between September 18, 2015 and December 31, 2015. The pre-tax stock-based compensation expense due to the acceleration was approximately $76 million in fiscal year 2015.

        Cash received from option exercises and purchases under the Hewlett-Packard Company 2011 Employee Stock Purchase Plan (the "2011 ESPP") was $0.4 billion in fiscal 2015, $0.3 billion in fiscal 2014 and $0.3 billion in fiscal 2013. The benefit realized for the tax deduction from option exercises in fiscal 2015, 2014 and 2013 was $75 million, $51 million and $13 million, respectively.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5: Stock-Based Compensation (Continued)

Stock-Based Incentive Compensation Plans

        HP's stock-based incentive compensation plans include equity plans adopted in 2004 and 2000, as amended ("principal equity plans"), as well as various equity plans assumed through acquisitions under which stock-based awards are outstanding. Stock-based awards granted from the principal equity plans include restricted stock awards, stock options and performance-based awards. Employees meeting certain employment qualifications are eligible to receive stock-based awards.

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

        In connection with the Separation and in accordance with the Employee Matters Agreement, HP will make certain adjustments to the exercise price and number of share-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Exercisable and non-exercisable stock options will be converted to similar awards of the entity where the employee is working post-separation. Restricted stock unit awards and performance-contingent awards will be adjusted to provide holders restricted stock units and performance-contingent awards in the company that employs such employee following the separation.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5: Stock-Based Compensation (Continued)

Restricted Stock Awards

        A summary of restricted stock awards activity is as follows:

	As of October 31
	2015		2014		2013
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	40,808	$24	32,262	$21	25,532	$31
Granted and assumed through acquisition	26,991	$35	26,036	$28	20,707	$15
Vested	(34,177)	$26	(14,253)	$24	(10,966)	$33
Forfeited	(3,905)	$29	(3,237)	$22	(3,011)	$24

Outstanding at end of year	29,717	$32	40,808	$24	32,262	$21

        In fiscal 2015, HP assumed approximately 8 million shares of restricted stock units through acquisition with a weighted-average grant date fair value of $33 per share.

        The total grant date fair value of restricted stock awards vested in fiscal 2015, 2014 and 2013 was $593 million, $234 million and $247 million, respectively, net of taxes. As of October 31, 2015, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards was $652 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.

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

	For the fiscal years ended October 31
	2015	2014	2013
Weighted-average fair value(1)	$8	$7	$4
Expected volatility(2)	26.8%	33.1%	41.7%
Risk-free interest rate(3)	1.7%	1.8%	1.1%
Expected dividend yield(4)	1.8%	2.1%	3.6%
Expected term in years(5)	5.9	5.7	5.9

(1)
The weighted-average fair value was based on stock options granted during the period.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5: Stock-Based Compensation (Continued)

(2)
For all awards granted in fiscal 2015 and fiscal 2013, expected volatility was estimated using the implied volatility derived from options traded on HP's common stock. For awards granted in fiscal 2014, expected volatility for awards subject to service-based vesting was estimated using the implied volatility derived from options traded on HP's common stock, whereas for performance- contingent awards, expected volatility was estimated using the historical volatility of HP's common stock.

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

  A summary of stock option activity is as follows:

	As of October 31
	2015				2014				2013
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	57,853	$27			84,042	$27			87,296	$29
Granted and assumed through acquisitions	9,086	$36			9,575	$28			25,785	$15
Exercised	(12,845)	$19			(11,145)	$18			(10,063)	$19
Forfeited/cancelled/expired	(17,816)	$40			(24,619)	$31			(18,976)	$25

Outstanding at end of year	36,278	$26	5.1	$153	57,853	$27	4.3	$629	84,042	$27	3.9	$303

Vested and expected to vest at end of year	34,973	$26	5.0	$152	54,166	$27	4.1	$571	80,004	$27	3.7	$274

Exercisable at end of year	25,630	$24	4.4	$146	30,459	$33	2.3	$197	49,825	$33	1.8	$58

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on the last trading day of fiscal 2015, 2014 and 2013. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in fiscal 2015, 2014 and 2013 was $214 million, $151 million and $36 million, respectively. The total grant date fair value of options vested in fiscal 2015, 2014 and 2013 was $59 million, $53 million and $64 million, respectively, net of taxes.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5: Stock-Based Compensation (Continued)

        The following table summarizes significant ranges of outstanding and exercisable stock options:

	As of October 31, 2015
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
	In thousands	In years		In thousands
$0-$9.99	221	3.9	$6	205	$7
$10-$19.99	9,863	4.5	$14	9,398	$14
$20-$29.99	15,775	4.9	$26	11,635	$25
$30-$39.99	8,858	6.7	$37	2,831	$37
$40-$49.99	1,322	1.3	$45	1,322	$45
$50-$59.99	239	2.3	$52	239	$52

	36,278	5.1	$26	25,630	$24

        As of October 31, 2015, total unrecognized pre-tax stock-based compensation expense related to stock options was $46 million, which is expected to be recognized over a weighted-average vesting period of 1.9 years.

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

Shares Reserved

        Shares available for future grant and shares reserved for future issuance under the stock-based incentive compensation plans and the 2011 ESPP were as follows:

	As of October 31
	2015	2014	2013
	In thousands
Shares available for future grant	215,949	246,852	300,984

Shares reserved for future issuance	276,481	344,848	417,642

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings

Provision for Taxes

        The domestic and foreign components of earnings (loss) before taxes were as follows:

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
U.S.	$373	$2,565	$2,618
Non-U.S.	4,359	3,992	3,892

	$4,732	$6,557	$6,510

        The provision for (benefit from) taxes on earnings was as follows:

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
U.S. federal taxes:
Current	$(324)	$381	$475
Deferred	(1,237)	210	(666)
Non-U.S. taxes:
Current	993	984	1,275
Deferred	678	(42)	89
State taxes:
Current	210	212	57
Deferred	(142)	(201)	167

	$178	$1,544	$1,397

        The differences between the U.S. federal statutory income tax rate and HP's effective tax rate were as follows:

	For the fiscal years ended October 31
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(4.6)%	0.4%	0.1%
Lower rates in other jurisdictions, net	(16.2)%	(12.9)%	(24.5)%
Valuation allowances	(23.4)%	1.7%	3.8%
Uncertain tax positions	10.1%	(2.3)%	4.1%
Other, net	2.9%	1.6%	3.0%

	3.8%	23.5%	21.5%

        The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Puerto Rico, Singapore, China, Malaysia, Ireland and Netherlands. To

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

the extent that HP plans to reinvest earnings of these jurisdictions indefinitely outside the United States, U.S. taxes have not been provided on those indefinitely reinvested earnings.

        In fiscal 2015, HP recorded $1.6 billion of net income tax benefits related to items unique to the year. These amounts included $1.8 billion tax benefit due to a release of valuation allowances pertaining to certain U.S. deferred tax assets and $486 million tax charge to record valuation allowances on certain foreign deferred tax assets, both related to legal entities within the ES business, $394 million of tax charges for adjustments to uncertain tax positions and the settlement of tax audit matters, inclusive of $449 million of tax charges related to pension transfers, and $3 million of tax charges for various provision to return adjustments and other adjustments. In addition, HP recorded $639 million of net tax benefits on restructuring, separation-related, and other charges and a tax benefit of $47 million arising from the retroactive research and development credit resulting from the Tax Increase Prevention Act of 2014, which was signed into law in December 2014.

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

        As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2026. The gross income tax benefits attributable to these actions and investments were estimated to be $581 million ($0.32 diluted net EPS) in fiscal year 2015, $1.2 billion ($0.61 diluted net EPS) in fiscal 2014, $827 million ($0.42 diluted net EPS) in fiscal year 2013. The gross income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

Uncertain Tax Positions

        A reconciliation of unrecognized tax benefits is as follows:

	As of October 31
	2015	2014	2013
	In millions
Balance at beginning of year	$4,128	$3,484	$2,573
Increases:
For current year's tax positions	1,942	304	290
For prior years' tax positions	4,673	593	997
Decreases:
For prior years' tax positions	(655)	(125)	(146)
Statute of limitations expirations	(21)	(46)	(11)
Settlements with taxing authorities	(90)	(82)	(219)

Balance at end of year	$9,977	$4,128	$3,484

        Up to $3.0 billion, $2.2 billion and $1.9 billion of HP's unrecognized tax benefits at October 31, 2015, 2014 and 2013, respectively, would affect HP's effective tax rate if realized. The $5.8 billion increase in the amount of unrecognized tax benefits for the year ended October 31, 2015 primarily relates to the timing of intercompany royalty income recognition which does not affect HP's effective tax rate.

        HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in Provision for taxes in the Consolidated Statements of Earnings. HP had accrued $357 million and $254 million for interest and penalties as of October 31, 2015 and 2014, respectively.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any U.S. Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $144 million within the next 12 months.

        HP is subject to income tax in the U.S. and approximately 105 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The IRS is conducting an audit of HP's 2009, 2010, 2011, 2012, 2013 and 2014 income tax returns. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent Reports ("RAR") for its fiscal 2001, 2002, 2006, 2007 and 2008 tax years. The proposed IRS adjustments for these tax years would, if sustained, reduce the benefits of tax refund claims HP has filed for net operating loss carrybacks to earlier fiscal years and tax credit carryforwards to subsequent years by approximately $445 million. In addition, HP expects the IRS to issue an RAR for 2009 through 2011 relating to certain tax positions taken on the filed tax returns, including matters related to the U.S. taxation of certain intercompany loans. While the RAR may be material in amount, HP

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

believes it has valid positions supporting its tax returns and, if necessary, it will vigorously defend such matters.

        HP has filed petitions with the U.S. Tax Court regarding certain proposed IRS adjustments regarding tax years 1999 through 2003 and is continuing to contest additional adjustments proposed by the IRS for other tax years. The U.S. Tax Court ruled in May 2012 against HP regarding one of the IRS adjustments for which HP has filed a formal Notice of Appeal. The Court proceedings are expected to begin in fiscal 2016.

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

        With respect to major state and foreign tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999. HP is subject to a foreign tax audit concerning an intercompany transaction for fiscal 2009. The relevant taxing authority has proposed an assessment of approximately $733 million. HP is contesting this proposed assessment.

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

        HP has not provided for U.S. federal income and foreign withholding taxes on $47.2 billion of undistributed earnings from non-U.S. operations as of October 31, 2015 because HP intends to reinvest such earnings indefinitely outside of the U.S. If HP were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. HP will remit non-indefinitely reinvested earnings of its non-U.S. subsidiaries for which deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and HP determines that it is advantageous for business operations, tax or cash management reasons.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

Deferred Income Taxes

        The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31
	2015		2014
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss carryforwards	$8,749	$—	$9,476	$—
Credit carryforwards	453	—	2,377	—
Unremitted earnings of foreign subsidiaries	—	8,450	—	7,828
Inventory valuation	120	7	152	8
Intercompany transactions—profit in inventory	147	—	136	—
Intercompany transactions—excluding inventory	6,952	—	4,403	—
Fixed assets	377	64	383	74
Warranty	549	—	616	—
Employee and retiree benefits	1,872	31	2,790	57
Accounts receivable allowance	136	1	107	1
Intangible assets	74	546	212	596
Restructuring	239	—	354	—
Deferred revenue	1,235	5	1,143	12
Other	2,215	1,486	1,573	1,145

Gross deferred tax assets and liabilities	23,118	10,590	23,722	9,721
Valuation allowances	(9,878)	—	(11,915)	—

Net deferred tax assets and liabilities	$13,240	$10,590	$11,807	$9,721

        Current and long-term deferred tax assets and liabilities included in the Consolidated Balance Sheets as follows:

	As of October 31
	2015	2014
	In millions
Current deferred tax assets	$2,242	$2,754
Current deferred tax liabilities	(168)	(284)
Long-term deferred tax assets	871	740
Long-term deferred tax liabilities	(295)	(1,124)

Net deferred tax assets net of deferred tax liabilities	$2,650	$2,086

        Excess tax benefits of $64 million were recorded resulting from the exercise of employee stock options and other employee stock programs in fiscal 2015. Tax deficits of approximately $43 million and $149 million were recorded as a result of employee stock program activity and exercise of employee stock options, as a decrease in stockholders' equity in fiscal 2014 and 2013, respectively.

        HP periodically engages in intercompany advanced royalty payment and licensing arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

tax treatment of the intercompany licensing arrangements differs from U.S. GAAP treatment, deferred taxes are recognized. During fiscal 2015, HP executed an intercompany advanced royalty payment arrangement resulting in advanced payments of $8.8 billion, while during fiscal 2014, HP executed a multi-year intercompany licensing arrangement and an intercompany advanced royalty payment arrangement which resulted in combined advanced payments of $11.5 billion, the result of which was the recognition of zero net U.S. deferred tax assets in fiscal 2015 and $1.7 billion in fiscal 2014. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, approximately 5 years and 15 years, respectively. Intercompany royalty revenue and the amortization expense related to the licensing rights are eliminated in consolidation.

        Separation costs are expenses associated with HP's plan to separate into two independent publicly-traded companies. HP recorded a deferred tax asset on these costs and expenses as they were incurred through fiscal 2015. HP expects a portion of these deferred tax assets associated with separation costs and expenses will be non-deductible expenses, at the time the Separation is executed. Furthermore, HP has also concluded on the legal form of the Separation and in May 2015 announced that Hewlett Packard Enterprise will be the spinnee in the U.S. Accordingly, during the second half of fiscal 2015, HP implemented certain internal reorganizations of, and transactions among, its wholly owned subsidiaries and operating activities in preparation for the legal form of Separation. As a result, HP recorded adjustments to certain deferred and prepaid tax assets as well as income tax liabilities reflecting the impact of separation related activities.

        As of October 31, 2015, HP had $971 million, $6.1 billion and $26.8 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in each of these respective totals begin to expire in fiscal 2023, 2016 and 2016, respectively. HP also has capital loss carryforwards of approximately $26 million which will expire in fiscal 2020. HP has provided a valuation allowance of $106 million and $8.2 billion related to the state and foreign net operating loss carryforwards, respectively.

        As of October 31, 2015, HP had recorded deferred tax assets for various tax credit carryforwards as follows:

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$46	$—	2021
U.S. R&D and other credits	47	—	2017
Tax credits in state and foreign jurisdictions	360	(223)	2016

Balance at end of year	$453	$(223)

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings (Continued)

Deferred Tax Asset Valuation Allowance

        The deferred tax asset valuation allowance and changes were as follows:

	As of October 31
	2015	2014	2013
	In millions
Balance at beginning of year	$11,915	$11,390	$10,223
Income tax (benefit) expense	(1,657)	184	1,644
Other comprehensive income, currency translation and charges to other accounts	(380)	341	(477)

Balance at end of year	$9,878	$11,915	$11,390

        Gross deferred tax assets at October 31, 2015, 2014 and 2013 were reduced by valuation allowances of $9.9 billion, $11.9 billion and $11.4 billion, respectively. Total valuation allowance decreased by $2 billion in fiscal 2015 associated with the reversal of a valuation allowance against deferred tax assets in the U.S., and increased by $525 million in fiscal 2014, associated primarily with foreign net operating losses.

Tax Matters Agreement and Other Income Tax Matters

        In connection with the Separation, HP entered into a Tax Matters Agreement (the "Tax Matters Agreement") with Hewlett Packard Enterprise effective on November 1, 2015 that governs the rights and obligations of HP and Hewlett Packard Enterprise for certain pre-Separation tax liabilities. The Tax Matters Agreement provides that HP and Hewlett Packard Enterprise will share certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to HP and Hewlett Packard Enterprise's U.S. and certain non-U.S. income tax returns. In certain jurisdictions HP and Hewlett Packard Enterprise have joint and several liability for past income tax liabilities and accordingly, HP could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.

        In addition, if the distribution of Hewlett Packard Enterprise's common shares to the HP stockholders is determined to be taxable, Hewlett Packard Enterprise and HP would share the tax liability equally, unless the taxability of the distribution is the direct result of action taken by either Hewlett Packard Enterprise or HP subsequent to the distribution in which case the party causing the distribution to be taxable would be responsible for any taxes imposed on the distribution.

        Upon completion of the Separation on November 1, 2015, HP recorded a net payable to Hewlett Packard Enterprise of $390 million for certain tax liabilities that Hewlett Packard Enterprise is joint and severally liable for, but for which it is indemnified by HP under the Tax Matters Agreement. The actual amount that HP may be obligated to pay could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Balance Sheet Details

        Balance sheet details were as follows:

Accounts Receivable, Net

	As of October 31
	2015	2014
	In millions
Accounts receivable	$13,552	$14,064
Allowance for doubtful accounts	(189)	(232)

	$13,363	$13,832

        The allowance for doubtful accounts related to accounts receivable and changes were as follows:

	As of October 31
	2015	2014	2013
	In millions
Balance at beginning of year	$232	$332	$464
Provision for doubtful accounts	46	25	23
Deductions, net of recoveries	(89)	(125)	(155)

Balance at end of year	$189	$232	$332

        HP has third-party short-term financing arrangements intended to facilitate the working capital requirements of certain customers. The maximum, utilized and available program capacity under these short-term financing arrangements was as follows:

	As of October 31
	2015	2014
	In millions
Non-recourse arrangements:
Maximum program capacity	$1,427	$1,083
Utilized capacity(1)(2)	(568)	(613)

Available capacity	$859	$470

Partial-recourse arrangements:
Maximum program capacity	$1,860	$1,877
Utilized capacity(1)(2)	(1,381)	(1,500)

Available capacity	$479	$377

Total arrangements:
Maximum program capacity	$3,287	$2,960
Utilized capacity(1)(2)	(1,949)	(2,113)

Available capacity	$1,338	$847

(1)
Utilized capacity represents the receivables sold to third parties, but not collected from the customer by the third parties.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Balance Sheet Details (Continued)

(2)
HP reflects the amounts transferred to, but not yet collected from, third parties in Accounts receivable in the Consolidated Balance Sheets. These amounts, included in the utilized capacity are as follows:

	As of October 31
	2015	2014
	In millions
Non-recourse arrangements	$21	$78
Partial-recourse arrangements	140	381

Total arrangements	$161	$459

        The activity related to HP's revolving short-term financing arrangements was as follows:

	As of October 31
	2015	2014	2013
	In millions
Balance at beginning of year(1)	$459	$172	$228
Trade receivables sold(2)	10,733	9,627	4,241
Cash receipts(2)	(10,998)	(9,306)	(4,305)
Foreign currency and other	(33)	(34)	8

Balance at end of year(1)	$161	$459	$172

(1)
Beginning and ending balance represents amounts for trade receivables sold but not yet collected.

(2)
In fiscal 2014, HP revised the presentation for the trade receivables sold and the cash received under the short-term financing arrangements for the fiscal year ended October 31, 2013 in order to present comparable information with that period.

Inventory

	As of October 31
	2015	2014
	In millions
Finished goods	$4,337	$3,973
Purchased parts and fabricated assemblies	2,148	2,442

	$6,485	$6,415

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Balance Sheet Details (Continued)

Other Current Assets

	As of October 31
	2015	2014
	In millions
Deferred tax assets—short-term	$2,242	$2,754
Value-added taxes receivable	2,481	2,169
Supplier and other receivables	2,749	2,378
Prepaid and other current assets	4,116	4,518

	$11,588	$11,819

Property, Plant and Equipment

	As of October 31
	2015	2014
	In millions
Land	$537	$540
Buildings and leasehold improvements	9,172	9,048
Machinery and equipment, including equipment held for lease	16,766	16,664

	26,475	26,252

Accumulated depreciation	(15,385)	(14,912)

	$11,090	$11,340

        Depreciation expense was $3.1 billion, $3.3 billion and $3.2 billion in fiscal 2015, 2014 and 2013, respectively. The change in gross property, plant and equipment was due primarily to purchases of $3.7 billion, which were partially offset by sales and retirements totaling $2.9 billion and unfavorable currency impacts of $0.5 billion. Accumulated depreciation associated with the assets sold and retired in fiscal 2015 was $2.5 billion.

Long-Term Financing Receivables and Other Assets

	As of October 31
	2015	2014
	In millions
Financing receivables, net	$3,676	$3,613
Deferred tax assets	871	740
Deferred costs	742	755
Other	3,761	3,346

	$9,050	$8,454

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Balance Sheet Details (Continued)

Other Accrued Liabilities

	As of October 31
	2015	2014
	In millions
Accrued taxes—other	$2,371	$2,269
Warranty	1,147	1,325
Sales and marketing programs	3,089	2,986
Other	5,417	5,499

	$12,024	$12,079

Other Liabilities

	As of October 31
	2015	2014
	In millions
Pension, post-retirement, and post-employment liabilities	$5,630	$6,379
Deferred revenue—long-term	4,373	3,931
Deferred tax liability—long-term	295	1,124
Tax liability—long-term	2,593	2,861
Other long-term liabilities	1,869	2,010

	$14,760	$16,305

Note 8: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases of HP and third-party products. These receivables typically have terms ranging from two to five years and are usually

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Financing Receivables and Operating Leases (Continued)

collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of financing receivables were as follows:

	As of October 31
	2015	2014
	In millions
Minimum lease payments receivable	$7,000	$6,982
Unguaranteed residual value	217	235
Unearned income	(528)	(547)

Financing receivables, gross	6,689	6,670
Allowance for doubtful accounts	(95)	(111)

Financing receivables, net	6,594	6,559
Less: current portion(1)	(2,918)	(2,946)

Amounts due after one year, net(1)	$3,676	$3,613

(1)
HP includes the current portion in Financing receivables and amounts due after one year, net in Long-term financing receivables and other assets in the accompanying Consolidated Balance Sheets.

        As of October 31, 2015, scheduled maturities of HP's minimum lease payments receivable were as follows:

Fiscal year	In millions
2016	$3,176
2017	1,922
2018	1,144
2019	526
2020	194
Thereafter	38

Total	$7,000

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Financing Receivables and Operating Leases (Continued)

        The credit risk profile of gross financing receivables, based on internally assigned ratings, was as follows:

	As of October 31
	2015	2014
	In millions
Risk Rating:
Low	$3,458	$3,536
Moderate	3,158	3,022
High	73	112

Total	$6,689	$6,670

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

        The allowance for doubtful accounts related to financing receivables and changes were as follows:

	As of October 31
	2015	2014	2013
	In millions
Balance at beginning of year	$111	$131	$149
Provision for doubtful accounts	25	30	38
Deductions, net of recoveries	(41)	(50)	(56)

Balance at end of year	$95	$111	$131

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Financing Receivables and Operating Leases (Continued)

        The gross financing receivables and related allowance evaluated for loss were as follows:

	As of October 31
	2015	2014
	In millions
Gross financing receivables collectively evaluated for loss	$6,433	$6,378
Gross financing receivables individually evaluated for loss	256	292

Total	$6,689	$6,670

Allowance for financing receivables collectively evaluated for loss	$82	$92
Allowance for financing receivables individually evaluated for loss	13	19

Total	$95	$111

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Financing Receivables and Operating Leases (Continued)

        The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of October 31
	2015	2014
	In millions
Billed(1):
Current 1-30 days	$358	$243
Past due 31-60 days	52	46
Past due 61-90 days	14	12
Past due >90 days	57	49
Unbilled sales-type and direct-financing lease receivables	6,208	6,320

Total gross financing receivables	$6,689	$6,670

Gross financing receivables on non-accrual status(2)	$154	$130

Gross financing receivables 90 days past due and still accruing interest(2)	$102	$162

(1)
Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.

(2)
Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.

  Operating Leases

        Operating lease assets included in machinery and equipment in the Consolidated Balance Sheets were as follows:

	As of October 31
	2015	2014
	In millions
Equipment leased to customers	$4,077	$3,977
Accumulated depreciation	(1,367)	(1,382)

	$2,710	$2,595

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Financing Receivables and Operating Leases (Continued)

        As of October 31, 2015, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows:

Fiscal year	In millions
2016	$1,439
2017	973
2018	508
2019	200
2020	70
Thereafter	17

Total	$3,207

Note 9: Acquisitions and Divestitures

  Acquisitions

        In fiscal 2015, HP completed five acquisitions. The purchase price allocation for these acquisitions as set forth in the table below reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes, and residual goodwill. HP expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments that HP determines to be material will be applied retrospectively to the period of acquisition in HP's Consolidated Financial Statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

        Pro forma results of operations for these acquisitions have not been presented because they are not material to HP's consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.

        The following table presents the aggregate purchase price allocation, including those items that are still preliminary allocations, for HP's acquisitions in fiscal 2015:

In millions
Goodwill	$1,987
Amortizable intangible assets	704
In-process research and development	159
Net assets assumed	221

Total fair value of consideration	$3,071

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Acquisitions and Divestitures (Continued)

  Acquisition of Aruba

        HP's largest acquisition in fiscal 2015 was the acquisition of Aruba, which was completed in May 2015. Aruba is a leading provider of next-generation network access solutions for the mobile enterprise. HP reported the financial results of Aruba's business in the Networking business unit within the EG segment. The acquisition date fair value of consideration of $2.8 billion consisted of cash paid for outstanding common stock, vested in-the-money stock awards and the estimated fair value of earned unvested stock awards assumed by HP. In connection with this acquisition, HP recorded approximately $1.8 billion of goodwill, $643 million of intangible assets and $153 million of IPR&D. HP is amortizing the intangible assets on a straight-line basis over an estimated weighted-average life of six years.

  Acquisitions in prior year

        In fiscal 2014, HP completed two acquisitions with a combined purchase price of $55 million, of which $12 million was recorded as goodwill and $25 million was recorded as intangible assets related to these acquisitions.

  Divestitures

        In fiscal 2015, HP completed five divestitures which resulted in $246 million of proceeds. These divestitures included HP's sale of its web-based photo sharing and photo printing service, Snapfish. Snapfish was previously reported within the Consumer Hardware business unit within the Printing segment. Additionally, HP completed the sales of its LiveVault and iManage businesses, which were previously reported within the Software segment. The gains associated with these divestitures were included in Selling, general and administrative expenses in the Consolidated Statements of Earnings.

        In May 2015, HP and Tsinghua Holdings jointly announced a partnership that will bring together the Chinese enterprise technology assets of Hewlett Packard Enterprise and Tsinghua University to create a Chinese provider of technology infrastructure. Under the definitive agreement, Tsinghua Holdings' subsidiary, Unisplendour Corporation, will purchase 51% of a new business called H3C, comprising Hewlett Packard Enterprise's current H3C Technologies and China-based server, storage and technology services businesses, for approximately $2.3 billion. Hewlett Packard Enterprise China will maintain 100% ownership of its existing China-based ES, Aruba, Software and Hewlett Packard Enterprise Helion Cloud businesses. Once the transaction closes, the new H3C will be the exclusive provider for Hewlett Packard Enterprise's server, storage and networking portfolio, as well as Hewlett Packard Enterprise's exclusive hardware support services provider in China, customized for that market. The transaction will be a part of Hewlett Packard Enterprise as a result of the Separation and is expected to close during the first quarter of fiscal 2016, subject to regulatory approvals and other closing conditions.

        In October 2015, HP signed a definitive agreement to sell the TippingPoint business to Trend Micro International for approximately $300 million. TippingPoint is a provider of next-generation intrusion prevention systems and related network security solutions. The results of TippingPoint were recorded within the Software segment. The transaction will be a part of Hewlett Packard Enterprise as a result of the Separation and is expected to close during the first quarter of fiscal 2016, subject to regulatory approvals and other closing conditions.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Goodwill and Intangible Assets

  Goodwill

        Goodwill allocated to HP's reportable segments and changes in the carrying amount of goodwill were as follows:

	Personal Systems	Printing	Enterprise Group	Enterprise Services(3)	Software	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2013(1)(2)	$2,588	$3,103	$16,864	$97	$8,328	$144	$—	$31,124
Goodwill acquired during the period	—	—	—	—	12	—	—	12
Goodwill adjustments	—	—	3	—	—	—	—	3

Balance at October 31, 2014(1)(2)	$2,588	$3,103	$16,867	$97	$8,340	$144	$—	$31,139
Goodwill acquired during the period	—	—	1,891	—	96	—	—	1,987
Goodwill adjustments	—	(11)	(46)	(5)	(123)	—	—	(185)

Balance at October 31, 2015(1)	$2,588	$3,092	$18,712	$92	$8,313	$144	$—	$32,941

(1)
Goodwill is net of accumulated impairment losses of $14.5 billion. Of that amount, $8.0 billion relates to the ES segment, $5.7 billion relates to Software, and the remaining $0.8 billion relates to Corporate Investments.

(2)
In connection with the Separation, effective at the beginning of its fourth quarter of fiscal 2015, HP implemented an organizational change which resulted in the transfer of the marketing optimization solutions business from the Software segment to the Commercial Hardware business unit within the Printing segment. As a result, HP reclassified $512 million of goodwill related to the marketing optimization solutions business from the Software segment to the Printing segment. The reclassification has been reflected retrospectively for all periods presented above.

(3)
Goodwill relates to the MphasiS Limited reporting unit.

        In fiscal 2015, HP recorded approximately $2.0 billion of goodwill related to acquisitions based on its preliminary fair value estimates of the assets acquired. Goodwill adjustments primarily relate to the allocation of goodwill to the LiveVault, Snapfish and iManage businesses, which were sold during the period.

  Goodwill Impairments

        Goodwill is tested for impairment at the reporting unit level. As of October 31, 2015, our reporting units are consistent with the reportable segments identified in Note 2, except for ES, which includes two reporting units: MphasiS Limited; and the remainder of ES. Based on the results of its annual impairment tests, HP determined that no impairment of goodwill existed as of August 1, 2015. There were no goodwill impairments in fiscal 2014 and 2013.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Goodwill and Intangible Assets (Continued)

        However, future goodwill impairment tests could result in a charge to net earnings. HP will continue to evaluate goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.

  Intangible Assets

        HP's intangible assets are composed of:

	As of October 31, 2015				As of October 31, 2014
	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net	Gross	Accumulated Amortization	Accumulated Impairment Loss	Net
	In millions
Customer contracts, customer lists and distribution agreements	$5,311	$(3,674)	$(856)	$781	$5,289	$(3,228)	$(856)	$1,205
Developed and core technology and patents	4,312	(1,165)	(2,138)	1,009	4,266	(1,301)	(2,138)	827
Trade name and trade marks	1,458	(57)	(1,336)	65	1,693	(261)	(1,336)	96
In-process research and development	159	—	—	159	—	—	—	—

Total intangible assets	$11,240	$(4,896)	$(4,330)	$2,014	$11,248	$(4,790)	$(4,330)	$2,128

        In fiscal 2015, the decrease in gross intangible assets was due primarily to $936 million of intangible assets that became fully amortized, partially offset by intangible assets and IPR&D resulting from HP's acquisitions, primarily the acquisition of Aruba. Fully amortized intangible assets have been eliminated from gross intangible assets and accumulated amortization during the period.

        In fiscal 2014, $855 million of intangible assets became fully amortized and have been eliminated from gross intangible assets and accumulated amortization. HP also eliminated gross intangible assets and accumulated amortization related to the sale of a portfolio of intellectual property ("IP") in the first quarter of fiscal 2014.

        The weighted-average useful lives of intangible assets as of October 31, 2015 are as follows:

Finite-Lived Intangible Assets	Weighted-Average Useful Lives
In years
Customer contracts, customer lists and distribution agreements	8
Developed and core technology and patents	7
Trade name and trade marks	7

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Goodwill and Intangible Assets (Continued)

        As of October 31, 2015, estimated future amortization expense related to finite-lived intangible assets was as follows:

Fiscal year	In millions
2016	$773
2017	353
2018	253
2019	213
2020	181
Thereafter	82

Total	$1,855

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2015				As of October 31, 2014
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$3,584	$—	$3,584	$—	$2,865	$—	$2,865
Money market funds	8,895	—	—	8,895	9,857	—	—	9,857
Mutual funds	—	246	—	246	—	244	—	244
Marketable equity securities	52	10	—	62	14	5	—	19
Foreign bonds	8	347	—	355	9	367	—	376
Other debt securities	—	2	40	42	—	1	46	47
Derivative Instruments:
Interest rate contracts	—	38	—	38	—	105	—	105
Foreign exchange contracts	—	1,029	2	1,031	—	862	6	868
Other derivatives	—	8	—	8	—	7	—	7

Total assets	$8,955	$5,264	$42	$14,261	$9,880	$4,456	$52	$14,388

Liabilities
Derivative Instruments:
Interest rate contracts	$—	$55	$—	$55	$—	$55	$—	$55
Foreign exchange contracts	—	439	2	441	—	348	2	350

Total liabilities	$—	$494	$2	$496	$—	$403	$2	$405

        There were no transfers between the fair value hierarchy during fiscal 2015 and 2014.

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

        Derivative Instruments:    HP uses forward contracts, interest rate and total return swaps, and option contracts to hedge certain foreign currency and interest rate exposures. HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign currency rates, and forward and spot prices for currencies and interest rates. See Note 12 for a further discussion of HP's use of derivative instruments.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Fair Value (Continued)

  Other Fair Value Disclosures

        Short- and Long-Term Debt:    HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP's debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt approximated its carrying amount of $24.7 billion at October 31, 2015. The estimated fair value of HP's short- and long-term debt was $19.9 billion at October 31, 2014, compared to its carrying amount of $19.5 billion at that date. If measured at fair value in the Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

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

        Non-Marketable Equity Investments and Non-Financial Assets:    Elements within HP's non-marketable equity investments and non-financial assets, such as goodwill, intangible assets and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy. In fiscal 2015, HP determined that it would exit certain data centers. HP conducted an analysis of the respective asset group to determine if the carrying value is greater than the fair value. As a result of this assessment, HP recorded a $136 million impairment charge to Impairment of data center assets on the Consolidated Statements of Earnings.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

        Cash equivalents and available-for-sale investments were as follows:

	As of October 31, 2015				As of October 31, 2014
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$3,478	$—	$—	$3,478	$2,720	$—	$—	$2,720
Money market funds	8,895	—	—	8,895	9,857	—	—	9,857
Mutual funds	173	—	—	173	110	—	—	110

Total cash equivalents	12,546	—	—	12,546	12,687	—	—	12,687

Available-for-Sale Investments:
Debt securities:
Time deposits	106	—	—	106	145	—	—	145
Foreign bonds	276	79	—	355	286	90	—	376
Other debt securities	55	—	(13)	42	61	—	(14)	47

Total debt securities	437	79	(13)	503	492	90	(14)	568

Equity securities:
Mutual funds	73	—	—	73	134	—	—	134
Equity securities in public companies	58	9	(9)	58	8	7	—	15

Total equity securities	131	9	(9)	131	142	7	—	149

Total available-for-sale investments	568	88	(22)	634	634	97	(14)	717

Total cash equivalents and available-for-sale investments	$13,114	$88	$(22)	$13,180	$13,321	$97	$(14)	$13,404

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2015 and 2014, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $129 million in fiscal 2015, $136 million in fiscal 2014 and $148 million in fiscal 2013. Time deposits were primarily issued by institutions outside the U.S. as of October 31, 2015 and 2014. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

        The gross unrealized loss as of October 31, 2015 and 2014 was due primarily to decline in the fair value of a debt security of $13 million and $14 million, respectively, that has been in a continuous loss position for more than twelve months. HP does not intend to sell this debt security, and it is not likely that HP will be required to sell this debt security prior to the recovery of the amortized cost.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Financial Instruments (Continued)

        Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2015
	Amortized Cost	Fair Value
	In millions
Due in one year	$104	$104
Due in one to five years	14	14
Due in more than five years	319	385

	$437	$503

        Equity securities in privately held companies include cost basis and equity method investments and are included in Long-term financing receivables and other assets in the Consolidated Balance Sheets. These amounted to $58 million and $97 million at October 31, 2015 and 2014, respectively.

  Derivative Instruments

        HP is a global company exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps and, at times, option contracts to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting the fair value of assets and liabilities. HP does not have any leveraged derivatives and does not use derivative contracts for speculative purposes. HP may designate its derivative contracts as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Balance Sheets. HP classifies cash flows from its derivative programs with the activities that correspond to the underlying hedged items in the Consolidated Statements of Cash Flows.

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

        To further mitigate credit exposure to counterparties, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP's or the counterparty's credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives' net liability

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Financial Instruments (Continued)

position. Collateral is generally posted within two business days. The fair value of derivatives with credit contingent features in a net liability position was $173 million and $38 million at October 31, 2015 and 2014, respectively, all of which were fully collateralized within two business days.

        Under HP's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP's financial position or cash flows as of October 31, 2015 and 2014.

  Fair Value Hedges

        HP issues long-term debt primarily in U.S. dollars based on market conditions at the time of financing. HP may enter into fair value hedges, such as interest rate swaps, to reduce the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar London Interbank Offered Rate ("LIBOR")-based floating interest expense. The swap transactions generally involve principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, HP may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if it believes a larger proportion of fixed-rate debt would be beneficial.

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

  Cash Flow Hedges

        HP uses forward contracts and at times, option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expenses, and intercompany loans denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within twelve months; however, hedges related to longer term procurement arrangements extend several years and forward contracts associated with sales-type and direct-financing leases and intercompany loans extend for the duration of the lease or loan term, which typically range from two to five years.

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Financial Instruments (Continued)

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

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures hedge effectiveness by offsetting the change in fair value of the hedged item with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures hedge effectiveness by comparing the cumulative change in fair value of the hedge contract with the cumulative change in fair value of the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge in the Consolidated Statements of Earnings in the same period in which ineffectiveness occurs. Amounts excluded from the assessment of effectiveness are recognized in the Consolidated Statements of Earnings in the period they arise.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Consolidated Balance Sheets

        The gross notional and fair value of derivative instruments in the Consolidated Balance Sheets was as follows:

	As of October 31, 2015					As of October 31, 2014
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$12,675	$1	$37	$—	$55	$10,800	$3	$102	$—	$55
Cash flow hedges:
Foreign currency contracts	19,551	467	216	193	87	20,196	539	124	131	94
Net investment hedges:
Foreign currency contracts	1,860	114	66	7	4	1,952	44	47	10	8

Total derivatives designated as hedging instruments	34,086	582	319	200	146	32,948	586	273	141	157

Derivatives not designated as hedging instruments
Foreign currency contracts	18,238	79	89	87	63	21,384	82	32	82	25
Other derivatives	300	8	—	—	—	361	6	1	—	—

Total derivatives not designated as hedging instruments	18,538	87	89	87	63	21,745	88	33	82	25

Total derivatives	$52,624	$669	$408	$287	$209	$54,693	$674	$306	$223	$182

  Offsetting of Derivative Instruments

        HP recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of October 31, 2015 and 2014, information related to the potential effect of HP's master netting agreements and collateral security agreements was as follows:

	As of October 31, 2015
	In the Consolidated Balance Sheets
							(vi) = (iii)–(iv)–(v)
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$1,077	$—	$1,077	$315	$640	(1)	$122
Derivative liabilities	$496	$—	$496	$315	$19	(2)	$162

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Financial Instruments (Continued)

	As of October 31, 2014
	In the Consolidated Balance Sheets
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

  Effect of Derivative Instruments on the Consolidated Statements of Earnings

        The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for fiscal years ended October 31, 2015, 2014 and 2013 was as follows:

	(Loss) Gain Recognized in Income on Derivative Instruments and Related Hedged Items
Derivative Instrument	Location	2015	2014	2013	Hedged Item	Location	2015	2014	2013
		In millions					In millions
Interest rate contracts	Interest and other, net	$(67)	$1	$(270)	Fixed-rate debt	Interest and other, net	$67	$(1)	$270

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for fiscal years ended October 31, 2015, 2014 and 2013 was as follows:

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	2015	2014	2013	Location	2015	2014	2013
		In millions			In millions
Cash flow hedges:
Foreign currency contracts	$1,067	$593	$(53)	Net revenue	$1,271	$(21)	$48
Foreign currency contracts	(176)	(203)	(192)	Cost of products	(150)	(71)	(165)
Foreign currency contracts	(3)	7	(19)	Other operating expenses	(7)	(9)	1
Foreign currency contracts	203	(60)	21	Interest and other, net	198	(50)	10

Total currency hedges	$1,091	$337	$(243)		$1,312	$(151)	$(106)

Net investment hedges:
Foreign currency contracts	$228	$57	$38	Interest and other, net	$—	$—	$—

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Financial Instruments (Continued)

        As of October 31, 2015, 2014 and 2013, no portion of the hedging instruments' gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material for fiscal 2015, 2014 and 2013.

        As of October 31, 2015, HP expects to reclassify an estimated net Accumulated other comprehensive gain of approximately $26 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

        The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Earnings for fiscal 2015, 2014 and 2013 was as follows:

	Gain (Loss) Recognized in Income on Derivatives
	Location	2015	2014	2013
		In millions
Foreign currency contracts	Interest and other, net	$304	$106	$156
Other derivatives	Interest and other, net	—	—	11
Interest rate contracts	Interest and other, net	—	—	3

Total		$304	$106	$170

Note 13: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	2015		2014
	As of October 31
	Amount Outstanding(1)	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$2,321	3.2%	$2,655	2.2%
Commercial paper(2)	39	0.3%	298	0.5%
Notes payable to banks, lines of credit and other(2)	525	3.1%	533	4.0%

	$2,885		$3,486

(1)
Out of current portion of long-term debt, $2.1 billion U.S. Dollar Global Notes was redeemed and repaid on November 4, 2015.

(2)
Commercial paper balance of $39 million and $298 million and Notes payable to banks, lines of credit and other includes $374 million and $404 million at October 31, 2015 and 2014, respectively, of borrowing- and funding-related activity associated with HPFS and its subsidiaries.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

  Long-Term Debt

	As of
	October 31, 2015	October 31, 2014
	In millions
U.S. Dollar Global Notes(1)
2006 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017, paid November 2015	$162	$500
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018, paid November 2015	283	750
2009 Shelf Registration Statement:
$1,100 issued at discount to par at a price of 99.887% in September 2010 at 2.125%, paid September 2015	—	1,100
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015, paid November 2015	309	650
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	648	1,349
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016, paid November 2015	346	1,000
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$750 issued at discount to par at a price of 99.977% in September 2011 at 2.35%, paid March 2015	—	750
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016, paid November 2015	390	1,298
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
$650 issued at discount to par at a price of 99.946% in December 2011 at 2.625%, paid December 2014	—	650
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016, paid November 2015	220	849
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,497	1,496
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, due September 2017, paid November 2015	436	1,500
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	102	750
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	300	1,250

	8,638	17,837
Hewlett Packard Enterprise Senior Notes
$2,250 issued at discount to par at a price of 99.944% in October 2015 at 2.4%, due October 2017	2,249	—
$2,650 issued at discount to par at a price of 99.872% in October 2015 at 2.8%, due October 2018	2,647	—
$3,000 issued at discount to par at a price of 99.972% in October 2015 at 3.6%, due October 2020	2,999	—
$1,350 issued at discount to par at a price of 99.802% in October 2015 at 4.4%, due October 2022	1,347	—
$2,500 issued at discount to par at a price of 99.725% in October 2015 at 4.9%, due October 2025	2,493	—
$750 issued at discount to par at a price of 99.942% in October 2015 at 6.2%, due October 2035	749	—
$1,500 issued at discount to par at a price of 99.932% in October 2015 at 6.3%, due October 2045	1,499	—
$350 issued at par in October 2015 at three-month USD LIBOR plus 1.74%, due October 2017	350	—
$250 issued at par in October 2015 at three-month USD LIBOR plus 1.93%, due October 2018	250	—

	14,583	—

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

	As of
	October 31, 2015	October 31, 2014
	In millions
EDS Senior Notes(1)
$300 issued October 1999 at 7.45%, due October 2029	313	313
Other, including capital lease obligations, at 0.00%-8.30%, due in calendar years 2015-2024(2)	519	424
Fair value adjustment related to hedged debt	48	120
Less: current portion	(2,321)	(2,655)

Total long-term debt	$21,780	$16,039

(1)
HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes and EDS Senior Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes and EDS Senior Notes are senior unsecured debt.

(2)
Other, including capital lease obligations includes $196 million and $123 million as of October 31, 2015 and 2014, respectively, of borrowing- and funding-related activity associated with HPFS and its subsidiaries that are collateralized by receivables and underlying assets associated with the related capital and operating leases. For both the periods presented, the carrying amount of the assets approximated the carrying amount of the borrowing.

        As disclosed in Note 12, HP uses interest rate swaps to mitigate the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.

        As of October 31, 2015, aggregate future maturities of debt at face value (excluding a fair value adjustment related to hedged debt of $48 million, a premium on debt issuance of $13 million and a discount on debt issuance of $25 million) were as follows:

Fiscal year	Aggregate future maturities of debt outstanding including capital lease obligations
In millions
2016	$2,885
2017	2,653
2018	3,029
2019	411
2020	3,003
Thereafter	12,648

Total	$24,629

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

        Interest expense on borrowings recognized in the Consolidated Statements of Earnings during the fiscal years was as follows:

Expense	Location	2015	2014	2013
		In millions
Financing interest	Financing interest	$240	$277	$312
Interest expense	Interest and other, net	327	344	426

Total interest expense		$567	$621	$738

  Hewlett Packard Enterprise Senior Notes

        On October 9, 2015, Hewlett Packard Enterprise completed the offering and pricing of nine series of senior unsecured notes (the "Notes") in an aggregate principal amount of $14.6 billion which includes $14.0 billion of fixed rate notes and $600 million of floating rate notes. The interest on fixed rate notes are payable semiannually and the interest on floating-rate notes are payable quarterly. The issuance costs of $54 million are included in Other assets on the Consolidated Balance Sheets and are being amortized to Interest expense over the term of the Notes. The Notes were initially guaranteed by HP. The guarantee was automatically and unconditionally released upon the completion of the Separation on November 1, 2015.

        Concurrent with the issuance of the Notes, Hewlett Packard Enterprise entered into interest rate swaps to reduce the exposure of $9.5 billion of aggregate principal amount of fixed rate senior notes to changes in fair value resulting from changes in interest rates by achieving LIBOR-based floating interest expense.

  Extinguishment of Debt

        On September 30, 2015, HP commenced cash tender offers ("the Tender Offers") to purchase up to $8.85 billion outstanding debt securities in two separate offers, for (i) any and all of its outstanding 2.20% notes due December 2015, 2.65% notes due June 2016, 3.00% notes due September 2016, 3.30% notes due December 2016, 5.40% notes due March 2017, 2.60% notes due September 2017 and 5.50% notes due March 2018 and (ii) up to $2.3 billion in aggregate principal amount of its outstanding 2.75% notes due January 2019, Floating Rate notes due January 2019, 3.75% notes due December 2020, 4.30% notes due June 2021, 4.375% notes due September 2021, 4.650% notes due December 2021, 4.050% notes due September 2022 and 6.00% notes due September 2041. In the fourth quarter of fiscal 2015, HP redeemed and repaid $6.6 billion and this early extinguishment of debt resulted in a loss of $167 million, net of realized gains from fair value hedges, which was recorded as "Interest and other, net" on the Consolidated Statements of Earnings. On November 4, 2015, HP incrementally redeemed and repaid a total of $2.1 billion fixed-rate U.S. Dollar Global Notes which resulted in a loss of $66 million, net of realized gains from fair value hedges.

  Commercial Paper

        HP's Board of Directors has authorized the issuance of up to $16.0 billion in aggregate principal amount of commercial paper by HP. HP's subsidiaries are authorized to issue up to an additional $1.0 billion in aggregate principal amount of commercial paper. HP maintains two commercial paper

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

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

        On November 1, 2015, HP's Board of Directors authorized to borrow for the use and benefit of HP and HP's subsidiaries, by the issuance of commercial paper or through the execution of promissory notes, loan agreements, letters of credit, agreements for lines of credit or overdraft facilities. The total outstanding principal balance of such commercial paper issued by shall not exceed $4.0 billion or the equivalent in foreign currencies.

  Hewlett Packard Enterprise Commercial Paper and Credit Agreements

        Hewlett Packard Enterprise's Board of Directors has authorized the issuance of up to $4.0 billion in aggregate principal amount of commercial paper. Hewlett Packard Enterprise maintains two commercial paper programs: (i) a U.S. dollar-denominated commercial paper program under which, Hewlett Packard Enterprise is permitted to have issued and outstanding up to $4.0 billion unsecured commercial paper notes (the "U.S. Commercial Paper Program"), and (ii) a euro-commercial paper program under which, Hewlett Packard Enterprise is permitted to have issued and outstanding up to $3 billion unsecured commercial paper notes issued outside the U.S., (the "euro Commercial Paper Program"). The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed $4.0 billion. The Hewlett Packard Enterprise's subsidiaries has been authorized to issue up to an additional $500 million in aggregate principal amount of commercial paper. The Hewlett Packard Enterprise subsidiary's euro Commercial Paper / Certificate of Deposit Program, which provides for the issuance of commercial paper in various currencies of up to a maximum aggregate principal amount of $500 million.

  Credit Agreements

        As of October 31, 2015, HP maintained senior unsecured committed credit facilities primarily to support the issuance of commercial paper. HP had a $3.0 billion five-year credit facility that would have expired in March 2017 and a $4.5 billion five-year credit facility that would have expired in April 2019. Both facilities supported the U.S. commercial paper program and the euro commercial paper program. Commitment fees, interest rates and other terms of borrowing under the credit facilities varied based on HP's external credit ratings. HP's ability to have an outstanding U.S. commercial paper balance that exceeded the $7.5 billion supported by these credit facilities was subject to a number of factors, including liquidity conditions and business performance. In addition, the $3.0 billion five-year credit facility had been amended in September 2012 to permit borrowings in euros and British pounds, with the amounts available in euros and British pounds being limited to the U.S. dollar equivalent of $2.2 billion and $300 million, respectively.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Borrowings (Continued)

        On November 1, 2015, the $3.0 billion five-year credit facility was cancelled and HP amended the $4.5 billion five-year credit facility to a revolving credit facility providing for a senior, unsecured revolving credit facility with aggregate lending commitments of $4.0 billion. Commitments under the revolving credit facility will be available until the period ending on April 2, 2019. Funds to be borrowed under this revolving credit facility may be used for general corporate purposes.

  Term Loan Agreement

        On April 30, 2015, HP entered into a credit agreement that provides for a senior unsecured delayed, multiple draw term loan facility in the aggregate principal amount of $5.0 billion. Funds borrowed under this agreement were used for general corporate purposes, including to pay expenses associated with HP's proposed plan to separate into two independent publicly traded companies and matters related to the acquisition of Aruba. In fiscal 2015, HP borrowed and repaid $3.5 billion under this credit agreement. Along with the repayment in the fourth quarter of fiscal 2015, this term loan agreement has terminated upon the Separation.

  Available Borrowing Resources

        HP's and HP's subsidiaries' resources available to obtain short-or long-term financing were as follows:

As of October 31, 2015
In millions
Commercial paper programs(1)	$16,461
Uncommitted lines of credit	$2,524

(1)
The extent to which HP is able to utilize the commercial paper programs as sources of liquidity at any given time is subject to a number of factors, including market demand for HP securities and commercial paper, HP's financial performance, HP's credit ratings and market conditions generally.

Note 14: Stockholders' Equity

  Dividends

        The stockholders of HP common stock are entitled to receive dividends when and as declared by HP's Board of Directors. Dividends declared were $0.67 per common share in fiscal 2015, $0.61 per common share in fiscal 2014 and $0.55 per common share in fiscal 2013.

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In fiscal 2015, HP executed share repurchases of 75 million shares which included 0.5 million shares settled in November, 2015. In fiscal 2015, HP settled total shares for $2.9 billion. In fiscal 2014, HP executed share repurchases of 92 million shares and settled total shares for $2.7 billion. In fiscal 2013, HP executed share repurchases of 77 million shares and settled total shares for $1.5 billion.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Stockholders' Equity (Continued)

        The shares repurchased in fiscal 2015, 2014 and 2013 were all open market repurchase transactions. As of October 31, 2015, HP had remaining authorization of $2.0 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on July 21, 2011.

  Taxes related to Other Comprehensive (Loss) Income

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
Tax benefit (provision) on change in unrealized (losses) gains on available-for-sale securities:
Tax benefit (provision) on unrealized (losses) gains arising during the period	$2	$(1)	$(14)

	2	(1)	(14)

Tax benefit (provision) on change in unrealized (losses) gains on cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(294)	(174)	97
Tax provision (benefit) on (gains) losses reclassified into earnings	368	(18)	(49)

	74	(192)	48

Tax benefit (provision) on change in unrealized components of defined benefit plans:
Tax benefit (provision) on (losses) gains arising during the period	5	181	(258)
Tax benefit on amortization of actuarial loss and prior service benefit	(18)	(18)	(35)
Tax benefit (provision) on curtailments, settlements and other	24	(9)	(5)

	11	154	(298)

Tax (provision) benefit on change in cumulative translation adjustment	(73)	(27)	25

Tax benefit (provision) on other comprehensive (loss) income	$14	$(66)	$(239)

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Stockholders' Equity (Continued)

  Changes and reclassifications related to Other Comprehensive (Loss) Income, net of taxes

	For the fiscal years ended October 31
	2015	2014	2013
	In millions
Other comprehensive (loss) income, net of taxes:
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains arising during the period	$(15)	$6	$38
Gains reclassified into earnings	—	(1)	(49)

	(15)	5	(11)

Change in unrealized (losses) gains on cash flow hedges:
Unrealized gains (losses) arising during the period	797	163	(146)
(Gains) losses reclassified into earnings(1)	(944)	133	57

	(147)	296	(89)

Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(543)	(2,575)	1,695
Amortization of actuarial loss and prior service benefit(2)	425	241	291
Curtailments, settlements and other	139	42	20

	21	(2,292)	2,006

Change in cumulative translation adjustment	(280)	(112)	(125)

Other comprehensive (loss) income, net of taxes	$(421)	$(2,103)	$1,781

(1)
Reclassification of pre-tax (gains) losses on cash flow hedges into the Consolidated Statements of Earnings was as follows:

	2015	2014	2013
	In millions
Net revenue	$(1,271)	$21	$(48)
Cost of products	150	71	165
Other operating expenses	7	9	(1)
Interest and other, net	(198)	50	(10)

	$(1,312)	$151	$106

(2)
These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 4.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss, net of taxes as of October 31, 2015 and changes during fiscal year 2015 were as follows:

	Net unrealized gain on available-for-sale securities	Net unrealized gain (loss) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$81	$108	$(5,376)	$(694)	$(5,881)
Other comprehensive (loss) income before reclassifications	(15)	797	(404)	(280)	98
Reclassifications of (gains) losses into earnings	—	(944)	425	—	(519)

Balance at end of period	$66	$(39)	$(5,355)	$(974)	$(6,302)

Note 15: Net Earnings Per Share

        HP calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock awards, stock options, performance-based awards and shares purchased under the 2011 ESPP.

        The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the fiscal years ended October 31
	2015	2014	2013
	In millions, except per share amounts
Numerator:
Net earnings(1)	$4,554	$5,013	$5,113

Denominator:
Weighted-average shares used to compute basic net EPS	1,814	1,882	1,934
Dilutive effect of employee stock plans	22	30	16

Weighted-average shares used to compute diluted net EPS	1,836	1,912	1,950

Net earnings per share:
Basic	$2.51	$2.66	$2.64

Diluted	$2.48	$2.62	$2.62

Anti-dilutive weighted-average options(2)	23	26	52

(1)
HP considers restricted stock awards that provide the holder with a non-forfeitable right to receive dividends to be participating securities. As of October 31, 2015, there were no restricted stock

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Net Earnings Per Share (Continued)

  awards outstanding. For fiscal 2014 and 2013, the net earnings allocated to participating securities were not significant.

(2)
HP excludes options and restricted stock units where the assumed proceeds exceed the average market price from the calculation of diluted net EPS, because their effect would be anti-dilutive. The assumed proceeds of an option include the sum of its exercise price, average unrecognized compensation cost and excess tax benefits. The assumed proceeds of a restricted stock unit include the sum of its average unrecognized compensation cost and excess tax benefits.

Note 16: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of October 31, 2015, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP's financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

        Under the separation and distribution agreement, HP and Hewlett Packard Enterprise agreed to cooperate with each other in managing litigation and environmental matters related to both companies' businesses. The separation and distribution agreement also included provisions that assign to each company responsibility for managing pending and future litigation and environmental matters related to the general corporate matters of HP arising prior to the Separation.

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted legal proceedings against HP in the Stuttgart Civil Court seeking to impose levies on

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Litigation and Contingencies (Continued)

printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under existing law. VG Wort appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. On September 21, 2010, the Constitutional Court published a decision holding that the German Federal Supreme Court erred by not referring questions on interpretation of German copyright law to the Court of Justice of the European Union ("CJEU") and therefore revoked the German Federal Supreme Court decision and remitted the matter to it. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the CJEU with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing on this matter with other cases relating to reprographic levies on printers and PCs that was held on October 31, 2013. The German Federal Supreme Court issued a decision on July 3, 2014 partially granting the claim of VG Wort. The German Federal Supreme Court decision provides that levies are due where the printer is used with a PC to make permitted reprographic copies in a single process under the control of the same person, but no levies are due on a printer for reprographic copies made with a "scanner-PC-printer" product chain. The case has been remitted to the Stuttgart Civil Court to assess the amount to be paid per printer unit. The industry association BITKOM and VG Wort signed a settlement agreement defining the levies due on printers sold in Germany from 2001-2007. HP opted to join the settlement agreement on August 10, 2015 and paid €68.2 million (approximately $72.0 million) in levies, excluding value added taxes, due as a result of such settlement by November 30, 2015.

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Litigation and Contingencies (Continued)

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

        Reprobel, a cooperative society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, requested by extra-judicial means that HP amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the French-speaking chambers of the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that copyright levies payable on such MFDs must be assessed based on the copying speed when operated in the normal print mode set by default in the device. On November 16, 2012, the court issued a decision holding that Belgium law is not in conformity with EU law in a number of respects and ordered that, by November 2013, Reprobel substantiate that the amounts claimed by Reprobel are commensurate with the harm resulting from legitimate copying under the reprographic exception. HP subsequently appealed that court decision to the Courts of Appeal in Brussels seeking to confirm that the Belgian law is not in conformity with EU law and that, if Belgian law is interpreted in a manner consistent with EU law, no payments by HP are required or, alternatively, the payments already made by HP are sufficient to comply with its obligations under Belgian law. On October 23, 2013, the Court of Appeal in Brussels stayed the proceedings and referred several questions to the CJEU relating to whether the Belgian reprographic copyright levies system is in conformity with EU law. The case was heard by the CJEU on January 29, 2015 and on November 12, 2015, the CJEU published its judgment providing that a national legislation such as the Belgian one at issue in the main proceedings is incompatible with EU law in multiple legal points, as argued by HP. The Court of Appeal of Brussels now has to rule on the litigation between HP and Reprobel following the answers provided by the CJEU.

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

        Memjet Technology Ltd. v. HP.    On August 11, 2015, Memjet Technology Ltd. ("Memjet") filed a lawsuit against HP in U.S. District Court in the Southern District of California. The complaint alleges that HP infringes eight Memjet patents. The products accused of infringement are those that use the HP PageWide Technology, including the OfficeJet Pro X series, OfficeJet Enterprise X series, HP PageWide XL, wide scan printers, and printers using 4.25-inch thermal inkjet printheads, such as HP Web Presses and Photo Kiosks. On October 2, 2015, HP answered Memjet's complaint and asserted a counter-claim against Memjet for infringement of four HP patents. The products accused of infringement include various Memjet OEM printers that incorporate Memjet's printheads and print engines. On November 20, 2015, HP asserted three additional patents against Memjet. The patents

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Litigation and Contingencies (Continued)

asserted by both parties generally relate to inkjet printhead and print system technology. Both Memjet's and HP's respective complaints seek injunctive relief and monetary damages from the other party for alleged patent infringement. On November 16, 2015, Memjet was granted an ex parte preliminary injunction in Germany (State Court Munich), against HP Deutschland GmbH's sale and offers for sale of HP PageWide XL printers. Memjet's injunction request alleges that HP infringes a Memjet European patent. On December 4, 2015, HP filed an opposition and an application to suspend enforcement of the preliminary injunction pending a court hearing and decision. On December 9, 2015, the court denied HP's application to suspend enforcement prior to a hearing. A hearing is scheduled for January 7, 2016.

        Fair Labor Standards Act Litigation.    HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of Electronic Data Systems Corporation ("EDS") or HP have been misclassified as exempt employees under the Fair Labor Standards Act (" FLSA") and/or in violation of the California Labor Code or other state laws. Those matters include the following:

  •
  Karlbom, et al. v. Electronic Data Systems Corporation is a purported wage and hour class action filed on March 16, 2009 in California Superior Court. The plaintiffs claim that EDS and HP information technology employees in the Infrastructure job codes working in California were misclassified as exempt from overtime and wrongfully paid under the law. On October 30, 2015, the plaintiffs filed a motion to certify a Rule 23 state class of all California-based EDS employees in the Infrastructure Associate, Infrastructure Analyst, Infrastructure Specialist and Infrastructure Specialist Senior job codes from March 16, 2005 through October 31, 2009 that they claim were improperly classified as exempt from overtime under state law. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has been assigned responsibility for this litigation.

  •
  Benedict v. Hewlett-Packard Company is a purported class action filed on January 10, 2013 in the United States District Court for the Northern District of California alleging that certain technical support employees allegedly involved in installing, maintaining and/or supporting computer software and/or hardware for HP were misclassified as exempt employees under the Fair Labor Standards Act. The plaintiff has also alleged that HP violated California law by, among other things, allegedly improperly classifying these employees as exempt. On February 13, 2014, the court granted the plaintiff's motion for conditional class certification. On May 7, 2015, the plaintiffs filed a motion to certify a Rule 23 state class of certain Technical Solutions Consultants in California, Massachusetts, and Colorado that they claim were improperly classified as exempt from overtime under state law. On July 30, 2015, the court dismissed the Technology Consultant and certain Field Technical Support Consultant opt-ins from the conditionally certified FLSA collective action. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has been assigned responsibility for this litigation.

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Litigation and Contingencies (Continued)

and agreed to post a provisional bond in exchange for the DRI's agreement to not seize HP India products and spare parts and to not interrupt the transaction of business by HP India.

        On April 11, 2012, the Bangalore Commissioner of Customs issued an order on the products-related show cause notice affirming certain duties and penalties against HP India and the named individuals of approximately $386 million, of which HP India had already deposited $9 million. On December 11, 2012, HP India voluntarily deposited an additional $10 million in connection with the products-related show cause notice. The differential duty demand is subject to interest. On April 20, 2012, the Commissioner issued an order on the parts-related show cause notice affirming certain duties and penalties against HP India and certain of the named individuals of approximately $17 million, of which HP India had already deposited $7 million. After the order, HP India deposited an additional $3 million in connection with the parts-related show cause notice so as to avoid certain penalties.

        HP India filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to remand the matter to the Commissioner on procedural grounds. The hearings scheduled to reconvene on April 6, 2015 and again on November 3, 2015 were cancelled at the request of the Customs Tribunal. A new hearing date has not been set.

        Russia GPO and Other Anti-Corruption Investigations.    The German Public Prosecutor's Office ("German PPO") has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the General Prosecutor's Office of the Russian Federation. The approximately €35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network. The German PPO issued an indictment of four individuals, including one current and two former HP employees, on charges including bribery, breach of trust and tax evasion. The German PPO also requested that HP be made an associated party to the case, and, if that request is granted, HP would participate in any portion of the court proceedings that could ultimately bear on the question of whether HP should be subject to potential disgorgement of profits based on the conduct of the indicted current and former employees. The Regional Court of Leipzig will determine whether the matter should be admitted to trial. The Polish Central Anti-Corruption Bureau is also investigating potential corrupt actions by a former employee of Hewlett-Packard Polska Sp. z o.o., a former indirect subsidiary of HP, in connection with certain public-sector transactions in Poland. HP is cooperating with these investigating agencies.

        On December 2, 2014, plaintiffs Petroleos Mexicanos and Pemex Exploracion filed a complaint against HP and HP Mexico in the United States District Court for the Northern District of California

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Litigation and Contingencies (Continued)

alleging violations of the Racketeer Influenced and Corrupt Organizations Act (RICO Act), fraudulent concealment, tortious interference, and violations of the California Unfair Competition Law in connection with alleged improper payments provided to Pemex officials by third-parties retained by HP Mexico. These allegations arise from the same subject-matter as a previously disclosed 2014 Non-Prosecution Agreement between HP Mexico and the DOJ and a simultaneous cease-and-desist order against HP issued by the Securities and Exchange Commission ("SEC"). On February 9, 2015, HP and HP Mexico filed a motion to dismiss the complaint in its entirety. On July 13, 2015, the court granted the motion to dismiss and gave the plaintiffs leave to amend their complaint. The plaintiffs filed a first amended complaint on July 31, 2015. On August 21, 2015, HP and HP Mexico filed a motion to dismiss the first amended complaint. On November 3, 2015, the parties settled the matter for no payment and the court dismissed this case with prejudice on November 4, 2015.

        ECT Proceedings.    In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos ("ECT"), notified an HP subsidiary in Brazil ("HP Brazil") that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT's decision. In April 2013, ECT rejected HP Brazil's appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP Brazil filed a civil action against ECT seeking to have ECT's decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case. The court of first instance has not issued a decision on the merits of the case, but it has denied HP Brazil's request for injunctive relief. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT's sanctions until a final ruling on the merits of the case. HP expects the decision to be issued in 2016 and any subsequent appeal on the merits to last several years. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has been assigned responsibility for this litigation.

        Cisco Systems.    On August 21, 2015, Cisco Systems, Inc. ("Cisco Systems") and Cisco Systems Capital Corporation ("Cisco Capital") filed an action in Santa Clara County Superior Court for declaratory judgment and breach of contract against HP in connection with a dispute arising out of a third-party's termination of a services contract with HP. As part of that third-party services contract, HP separately contracted with Cisco on an agreement to utilize Cisco products and services. HP prepaid the entire amount due Cisco through a financing arrangement with Cisco Capital. Following the termination of HP services contract with the third-party, HP no longer required Cisco's products and services, and, accordingly, exercised its contractual termination rights under the agreement with Cisco, and requested that Cisco apply the appropriate credit toward the remaining balance owed Cisco Capital. This lawsuit relates to the calculation of that credit under the agreement between Cisco and HP. Cisco contends that after the credit is applied, HP still owes Cisco Capital approximately $58 million. HP contends that under a proper reading of the agreement, HP owes nothing to Cisco

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Litigation and Contingencies (Continued)

Capital, and that Cisco owes significant amounts to HP. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has been assigned responsibility for this litigation.

        Stockholder Litigation.    As described below, HP is involved in various stockholder litigation matters commenced against certain current and former HP executive officers and/or certain current and former members of HP's Board of Directors in which the plaintiffs are seeking to recover damages related to HP's allegedly inflated stock price, certain compensation paid by HP to the defendants, other damages and/or injunctive relief:

  •
  A.J. Copeland v. Raymond J. Lane, et al. ("Copeland I") is a lawsuit filed on March 7, 2011 in the United States District Court for the Northern District of California alleging, among other things, that the defendants breached their fiduciary duties and wasted corporate assets in connection with HP's alleged violations of the Foreign Corrupt Practices Act of 1977 ("FCPA"), HP's severance payments made to Mark Hurd (a former Chairman of HP's Board of Directors and HP's Chief Executive Officer), and HP's acquisition of 3PAR Inc. The lawsuit also alleges violations of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") in connection with HP's 2010 and 2011 proxy statements. On February 8, 2012, the defendants filed a motion to dismiss the lawsuit. On October 10, 2012, the court granted the defendants' motion to dismiss with leave to file an amended complaint. On November 1, 2012, the plaintiff filed an amended complaint adding an unjust enrichment claim and claims that the defendants violated Section 14(a) of the Exchange Act and breached their fiduciary duties in connection with HP's 2012 proxy statement. On December 13, 14 and 17, 2012, the defendants moved to dismiss the amended complaint. On December 28, 2012, the plaintiff moved for leave to file a third amended complaint. On May 6, 2013, the court denied the motion for leave to amend, granted the motions to dismiss with prejudice and entered judgment in the defendants' favor. On May 31, 2013, the plaintiff filed an appeal with the United States Court of Appeals for the Ninth Circuit. On October 26, 2015, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the action.

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Litigation and Contingencies (Continued)

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

        Litigation.    As described below, HP is involved in various stockholder litigation relating to, among other things, its October 2011 acquisition of Autonomy and its November 20, 2012 announcement that it recorded a non-cash charge for the impairment of goodwill and intangible assets within its Software segment of approximately $8.8 billion in the fourth quarter of its 2012 fiscal year and HP's statements that, based on HP's findings from an ongoing investigation, the majority of this impairment charge related to accounting improprieties, misrepresentations to the market and disclosure failures at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy and the impact of those improprieties, failures and misrepresentations on the expected future financial performance of the Autonomy business over the long term. This stockholder litigation was commenced against, among others, certain current and former HP executive officers, certain current and former members of HP's Board of Directors and certain advisors to HP. The plaintiffs in these litigation matters are seeking to recover certain compensation paid by HP to the defendants and/or other damages. These matters include the following:

  •
  In re HP Securities Litigation consists of two consolidated putative class actions filed on November 26 and 30, 2012 in the United States District Court for the Northern District of

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Litigation and Contingencies (Continued)

    California alleging, among other things, that from August 19, 2011 to November 20, 2012, the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging that, during that same period, all of the defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5(b) by concealing material information and making false statements related to HP's acquisition of Autonomy and that certain defendants violated SEC Rule 10b-5(a) and (c) by engaging in a "scheme" to defraud investors. On July 2, 2013, HP filed a motion to dismiss the lawsuit. On November 26, 2013, the court granted in part and denied in part HP's motion to dismiss, allowing claims to proceed against HP and Margaret C. Whitman based on alleged statements and/or omissions made on or after May 23, 2012. The court dismissed all of the plaintiff's claims that were based on alleged statements and/or omissions made between August 19, 2011 and May 22, 2012. The lead plaintiff filed a motion for class certification on November 4, 2014 and, on December 15, 2014, the defendants filed their opposition to the motion. On June 9, 2015, HP entered into a settlement agreement with the lead plaintiff in the consolidated securities class action. Under the terms of the settlement, HP, through its insurers, will contribute $100 million to a settlement fund that will be used to compensate persons who purchased HP's shares during the period from August 19, 2011 through November 20, 2012. No individual is contributing to the settlement. HP and its current and former officers, directors, and advisors will be released from any Autonomy-related securities claims as part of the settlement. On July 17, 2015, the court granted preliminary approval to the settlement. On November 13, 2015, the court granted final approval to the settlement.

  •
  In re Hewlett-Packard Shareholder Derivative Litigation (the "Federal Court Derivative Action") consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP's acquisition of Autonomy and Autonomy's Intelligent Data Operating Layer technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in "abuse of control" over HP, corporate waste and were unjustly enriched. The litigation was stayed until June 2014. The lead plaintiff filed a stipulation of proposed settlement on June 30, 2014. The court declined to grant preliminary approval to this settlement, and, on December 19, 2014, also declined to grant preliminary approval to a revised version of the settlement. On January 22, 2015, the lead plaintiff moved for preliminary approval of a further revised version of the settlement. On March 13, 2015, the court issued an order granting preliminary approval to the settlement. On July 24, 2015, the court held a hearing to

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Litigation and Contingencies (Continued)

    entertain any remaining objections to the settlement and decide whether to grant final approval of the settlement. On July 30, 2015, the court granted final approval to the settlement and denied all remaining objections to the settlement. Certain objectors to the settlement appealed the court's final approval order.

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

  •
  Autonomy Corporation Limited v. Michael Lynch and Sushovan Hussain. On April 17, 2015, four HP subsidiaries (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy's former management, Michael Lynch and Sushovan Hussain. The Particulars of Claim seek damages in excess of $5 billion from Messrs. Lynch and Hussain for breach of their fiduciary duties by causing Autonomy group companies to engage in improper transactions and accounting practices. On October 1, 2015, Messrs. Lynch and Hussain filed their defenses. Mr. Lynch also filed a counterclaim against Autonomy Corporation Limited seeking $160 million in damages, among other things, for alleged misstatements regarding Lynch. The HP subsidiary claimants will have an opportunity to file a response to the defenses and asserted counterclaim.

  •
  In re HP ERISA Litigation consists of three consolidated putative class actions filed beginning on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 18, 2011 to November 22, 2012, the defendants breached their fiduciary obligations to HP's 401(k) Plan and its participants and thereby violated

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16: Litigation and Contingencies (Continued)

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

Note 17: Guarantees, Indemnifications and Warranties

  Guarantees

        In the ordinary course of business, HP may issue performance guarantees to certain of its clients, customers and other parties pursuant to which HP has guaranteed the performance obligations of third parties. Some of those guarantees may be backed by standby letters of credit or surety bonds. In general, HP would be obligated to perform over the term of the guarantee in the event a specified

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Guarantees, Indemnifications and Warranties (Continued)

triggering event occurs as defined by the guarantee. HP believes the likelihood of having to perform under a material guarantee is remote.

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

        Under the separation and distribution agreement, HP agreed to indemnify Hewlett Packard Enterprise, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to HP as part of the Separation. Hewlett Packard Enterprise similarly agreed to indemnify HP, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Hewlett Packard Enterprise as part of the Separation. HP expects Hewlett Packard Enterprise to fully perform under the terms of the separation and distribution agreement.

        For information on the cross-indemnifications related to the tax matter agreements and litigations effective upon the Separation on November 1, 2015, see Note 6 "Taxes on Earnings" and Note 16 "Litigation and Contingencies", respectively.

  Warranties

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Guarantees, Indemnifications and Warranties (Continued)

        HP's aggregate product warranty liabilities and changes were as follows:

	As of October 31
	2015	2014
	In millions
Balance at beginning of year	$1,956	$2,031
Accruals for warranties issued	1,507	1,840
Adjustments related to pre-existing warranties (including changes in estimates)	(32)	12
Settlements made (in cash or in kind)	(1,723)	(1,927)

Balance at end of year	$1,708	$1,956

Note 18: Commitments

  Lease Commitments

        HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense was approximately $1.0 billion in fiscal 2015, 2014 and 2013.

        Property under capital leases was comprised primarily of equipment and furniture. Capital lease assets included in Property, plant and equipment in the Consolidated Balance Sheets were $207 million and $229 million as of October 31, 2015 and 2014, respectively. Accumulated depreciation on the property under capital leases was $187 million and $207 million as of October 31, 2015 and 2014, respectively.

        As of October 31, 2015, future minimum operating lease commitments were as follows:

Fiscal year	In millions
2016	$624
2017	517
2018	379
2019	310
2020	237
Thereafter	801
Less: Sublease rental income	(77)

Total(1)	$2,791

(1)
Subsequent to the Separation, HP expects the total remaining future minimum operating lease commitments to be approximately $367 million.

  Unconditional Purchase Obligations

        As of October 31, 2015, HP had unconditional purchase obligations of approximately $2.7 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate

HP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Commitments (Continued)

timing of the transaction. These unconditional purchase obligations are related principally to inventory, service support and other items. Unconditional purchase obligations exclude agreements that are cancelable without penalty.

        As of October 31, 2015, future unconditional purchase obligations were as follows:

Fiscal year	In millions
2016	$1,126
2017	473
2018	471
2019	342
2020	109
Thereafter	133

Total(1)	$2,654

(1)
Subsequent to the Separation, HP expects the total remaining future unconditional purchase obligations to be approximately $915 million.

HP INC. AND SUBSIDIARIES
Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	For the three-month fiscal periods ended in fiscal 2015
	January 31	April 30	July 31	October 31
Net revenue	$26,839	$25,453	$25,349	$25,714
Cost of sales(1)	20,571	19,345	19,317	19,363
Research and development	825	850	893	934
Selling, general and administrative	3,071	3,063	2,962	3,089
Amortization of intangible assets	222	221	242	246
Restructuring charges	146	255	25	591
Acquisition and other related charges	4	19	47	20
Separation costs	80	269	401	509
Defined benefit plan settlement charges	—	—	114	54
Impairment of data center assets	—	—	136	—
Total costs and expenses	24,919	24,022	24,137	24,806
Earnings from operations	1,920	1,431	1,212	908
Interest and other, net	(174)	(139)	(108)	(318)
Earnings before taxes	1,746	1,292	1,104	590
Provision for taxes	(380)	(281)	(250)	733
Net earnings	$1,366	$1,011	$854	$1,323
Net earnings per share:(2)
Basic	$0.75	$0.56	$0.47	$0.73
Diluted	$0.73	$0.55	$0.47	$0.73
Cash dividends paid per share	$0.16	$0.16	$0.18	$0.18
Range of per share stock prices on the New York Stock Exchange
Low	$35.77	$31.00	$29.52	$24.30
High	$41.10	$38.86	$35.60	$30.78

	For the three-month fiscal periods ended in fiscal 2014
	January 31	April 30	July 31	October 31
Net revenue	$28,154	$27,309	$27,585	$28,406
Cost of sales(1)	21,736	20,704	20,974	21,425
Research and development	811	873	887	876
Selling, general and administrative	3,210	3,391	3,388	3,364
Amortization of intangible assets	283	264	227	226
Restructuring charges	114	252	649	604
Acquisition and other related charges	3	3	2	3
Total costs and expenses	26,157	25,487	26,127	26,498
Earnings from operations	1,997	1,822	1,458	1,908
Interest and other, net	(163)	(174)	(145)	(146)
Earnings before taxes	1,834	1,648	1,313	1,762
Provision for taxes	(409)	(375)	(328)	(432)
Net earnings	$1,425	$1,273	$985	$1,330
Net earnings per share:(2)
Basic	$0.75	$0.67	$0.53	$0.71
Diluted	$0.74	$0.66	$0.52	$0.70
Cash dividends paid per share	$0.15	$0.15	$0.16	$0.16
Range of per share stock prices on the New York Stock Exchange
Low	$24.50	$27.89	$31.21	$31.62
High	$30.13	$33.90	$36.21	$38.25

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

        During the fourth qurter of fiscal 2015, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we completed our preparations and implementation for a series of changes to our information technology environment, which includes our financial reporting systems, to support the separate financial reporting requirements for HP Inc. and Hewlett Packard Enterprise. There were no other changes in our internal control over financial reporting during fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The following information is included in HP's Proxy Statement related to its 2016 Annual Meeting of Stockholders to be filed within 120 days after HP's fiscal year end of October 31, 2015 (the "Proxy Statement") and is incorporated herein by reference:

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

      HP Inc.
      Attn: Investor Relations
      1501 Page Mill Road
      Palo Alto, CA 94304

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 16, 2015	HP INC.
	By:	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Catherine A. Lesjak, Kim Rivera and Ruairidh Ross, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ DION J. WEISLER Dion J. Weisler	President and Chief Executive Officer (Principal Executive Officer)	December 16, 2015
/s/ CATHERINE A. LESJAK Catherine A. Lesjak	Chief Financial Officer (Principal Financial Officer)	December 16, 2015
/s/ MARIE E. MYERS Marie E. Myers	Global Controller and Head of Finance Services (Principal Accounting Officer)	December 16, 2015
/s/ SHUMEET BANERJI Shumeet Banerji	Director	December 16, 2015
/s/ CARL BASS Carl Bass	Director	December 16, 2015
/s/ ROBERT R. BENNETT Robert R. Bennett	Director	December 16, 2015
/s/ CHARLES V. BERGH Charles V. Bergh	Director	December 16, 2015

Signature	Title(s)	Date

/s/ STACY BROWN-PHILPOT Stacy Brown-Philpot	Director	December 16, 2015
/s/ STEPHANIE BURNS Stephanie Burns	Director	December 16, 2015
/s/ MARY ANNE CITRINO Mary Anne Citrino	Director	December 16, 2015
/s/ RAJIV L. GUPTA Rajiv L. Gupta	Director	December 16, 2015
/s/ STACEY MOBLEY Stacey Mobley	Director	December 16, 2015
/s/ SUBRA SURESH Subra Suresh	Director	December 16, 2015
/s/ MARGARET C. WHITMAN Margaret C. Whitman	Director	December 16, 2015

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Merger, dated as of March 2, 2015, among the Registrant, Aspen Acquisition Sub, Inc. and Aruba Networks, Inc.**	8-K	001-04423	2.1	March 2, 2015
2(b)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(c)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(d)	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.3	November 5, 2015
2(e)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
2(f)	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.5	November 5, 2015
2(g)	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.6	November 5, 2015
2(h)	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC.**	8-K	001-04423	2.7	November 5, 2015

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Certificate of Designation of Series A Junior Redeemable Preferred Stock	8-K	001-04423	3.1	October 22, 2015
3(d)	Registrant's Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(e)	Registrant's Amended and Restated Bylaws.	8-K	001-04423	3.3	October 22, 2015
4(a)	Senior Indenture between the Registrant and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Subordinated Indenture.	S-3	333-30786	4.2	March 17, 2000
4(c)	Form of Registrant's 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	December 2, 2010
4(d)	Form of Registrant's 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.5 and 4.6	June 1, 2011
4(e)	Form of Registrant's 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(f)	Form of Registrant's 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(g)	Form of Registrant's 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant's 2.750% Global Note due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(i)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
4(j)	Senior Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-04423	4.1	October 13, 2015
4(k)	First Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.450% notes due 2017.	8-K	001-04423	4.2	October 13, 2015
4(l)	Second Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 2.850% notes due 2018.	8-K	001-04423	4.3	October 13, 2015
4(m)	Third Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 3.600% notes due 2020.	8-K	001-04423	4.4	October 13, 2015
4(n)	Fourth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.400% notes due 2022.	8-K	001-04423	4.5	October 13, 2015

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(o)	Fifth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 4.900% notes due 2025.	8-K	001-04423	4.6	October 13, 2015
4(p)	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035.	8-K	001-04423	4.7	October 13, 2015
4(q)	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045.	8-K	001-04423	4.8	October 13, 2015
4(r)	Eighth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2017.	8-K	001-04423	4.9	October 13, 2015
4(s)	Ninth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's floating rate notes due 2018.	8-K	001-04423	4.10	October 13, 2015

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(t)	Guarantee Agreement, dated as of October 9, 2015, between Hewlett-Packard Company, Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, in favor of the holders of the Notes.	8-K	001-04423	4.11	October 13, 2015
4(u)	Registration Rights Agreement, dated as of October 9, 2015, among Hewlett Packard Enterprise Company, Hewlett-Packard Company, and the representatives of the initial purchasers of the Notes.	8-K	001-04423	4.12	October 13, 2015
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(d)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(e)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(f)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(g)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(h)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(i)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(j)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(l)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(m)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(n)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	March 10, 2008
10(o)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(p)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(q)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(r)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(s)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(t)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(u)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	September 4, 2009
10(v)	Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan.*	8-K	001-04423	10.2	March 23, 2010

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(w)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(x)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(y)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(z)	First Amendment to the Registrant's Executive Deferred Compensation Plan, as amended and restated effective October 1, 2004.*	10-Q	001-04423	10(o)(o)(o)	September 9, 2011
10(a)(a)	Sixth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(p)(p)(p)	September 9, 2011
10(b)(b)	Employment offer letter, dated September 27, 2011, between the Registrant and Margaret C. Whitman.*	8-K	001-04423	10.2	September 29, 2011
10(c)(c)	Seventh Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(c)(c)(c)	December 14, 2011
10(d)(d)	Registrant's Severance Plan for Executive Officers, as amended and restated September 18, 2013.*	10-K	001-04423	10(q)(q)	December 30, 2013
10(e)(e)	Aircraft Time Sharing Agreement, dated March 16, 2012, between the Registrant and Margaret C. Whitman.*	10-Q	001-04423	10(h)(h)(h)	June 8, 2012
10(f)(f)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(g)(g)	Aircraft Time Sharing Agreement, dated April 22, 2013, between the Registrant and John M. Hinshaw.*	10-Q	001-04423	10(t)(t)	June 6, 2013

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(h)(h)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(i)(i)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(j)(j)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(k)(k)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(l)(l)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(m)(m)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(n)(n)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(o)(o)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(p)(p)	Eighth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2014
10(q)(q)	Ninth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2014
10(r)(r)	Tenth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-0442	10(c)(c)(c)	December 17, 2014
10(s)(s)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(t)(t)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(u)(u)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(v)(v)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(w)(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(x)(x)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(y)(y)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(z)(z)	Registrant's Severance Plan for Executive Officers, as amended and restated November 19, 2014.*	10-Q	001-04423	10(j)(j)(j)	March 11, 2015
10(a)(a)(a)	Voting Agreement, dated as of March 2, 2015, among the Registrant and the listed stockholders of Aruba Networks, Inc.	8-K	001-04423	10.1	March 2, 2015
10(b)(b)(b)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015
10(c)(c)(c)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
10(d)(d)(d)	Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.	8-K	001-04423	10.1	November 5, 2015

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(e)(e)(e)	Form of Grant Agreement for grants of foreign stock appreciation rights.*‡
10(f)(f)(f)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*‡
10(g)(g)(g)	Form of Grant Agreement for grants of non-qualified stock options.*‡
9	None.
11	None.
12	Statements of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	None.
15	None.
18	None.
21	Subsidiaries of the Registrant as of November 1, 2015.‡
22	None.
23	Consent of Independent Registered Public Accounting Firm.‡
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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