Form 10-Q
period 2016-01-31
HP INC
filed 2016-03-03
CIK 47217

Use these links to rapidly review the document

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2016
Or
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

        The number of shares of HP Inc. common stock outstanding as of January 31, 2016 was 1,736,936,115 shares.

HP INC. AND SUBSIDIARIES

Form 10-Q

For the Quarterly Period ended January 31, 2016

        In this report on Form 10-Q, for all periods presented, "we", "us", "our", "company", "HP" and "HP Inc." refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including, the execution of restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP's businesses; the competitive pressures faced by HP's businesses; risks associated with executing HP's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP's products and the delivery of HP's services effectively; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; risks associated with HP's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, and that are otherwise described or updated from time to time in HP's Securities and Exchange Commission reports. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I. Financial Information

ITEM 1. Financial Statements and Supplementary Data (Unaudited).

HP INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended January 31
	2016	2015
	In millions, except per share amounts
Net revenue:
Products	$11,732	$13,356
Services	514	502

Total net revenue	12,246	13,858

Costs and expenses:
Cost of products	9,626	10,851
Cost of services	335	322
Research and development	292	304
Selling, general and administrative	1,037	1,222
Amortization of intangible assets	8	27
Restructuring charges	20	14

Total operating expenses	11,318	12,740

Earnings from continuing operations before interest and taxes	928	1,118
Interest and other, net	(94)	(121)

Earnings from continuing operations before taxes	834	997
Provision for taxes	(184)	(227)

Earnings from continuing operations	650	770
(Loss) earnings from discontinued operations, net of taxes	(58)	596

Net earnings	$592	$1,366

Net earnings (loss) per share:
Basic
Continuing operations	$0.37	$0.42
Discontinued operations	(0.04)	0.33

Total basic net earnings per share	$0.33	$0.75

Diluted
Continuing operations	$0.36	$0.41
Discontinued operations	(0.03)	0.32

Total diluted net earnings per share	$0.33	$0.73

Cash dividends declared per share	$0.25	$0.32

Weighted-average shares used to compute net earnings per share:
Basic	1,776	1,833

Diluted	1,785	1,861

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31
	2016	2015
	In millions
Net earnings	$592	$1,366

Other comprehensive income before taxes:
Change in unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	—	46

	—	46

Change in unrealized gains on cash flow hedges:
Unrealized gains arising during the period	105	631
Gains reclassified into earnings	(34)	(334)

	71	297

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	12	112
Curtailments, settlements and other	—	(2)

	12	110

Change in cumulative translation adjustment	—	(68)

Other comprehensive income before taxes	83	385
Benefit from (provision for) taxes	16	(179)

Other comprehensive income, net of taxes	99	206

Comprehensive income	$691	$1,572

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(Unaudited)

	As of
	January 31, 2016	October 31, 2015
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,688	$7,584
Accounts receivable	4,114	4,825
Inventory	4,052	4,288
Other current assets	3,301	4,498
Current assets of discontinued operations	—	30,592

Total current assets	15,155	51,787

Property, plant and equipment	1,529	1,492
Goodwill	5,680	5,680
Other non-current assets	3,153	1,592
Non-current assets of discontinued operations	—	46,331

Total assets	$25,517	$106,882

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$49	$2,194
Accounts payable	9,041	10,194
Employee compensation and benefits	553	747
Taxes on earnings	182	243
Deferred revenue	863	1,051
Other accrued liabilities	6,073	6,241
Current liabilities of discontinued operations	—	21,521

Total current liabilities	16,761	42,191

Long-term debt	6,683	6,677
Other non-current liabilities	6,982	7,414
Non-current liabilities of discontinued operations	—	22,449
Commitments and contingencies
Stockholders' equity:
HP stockholders' (deficit) equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,737 and 1,804 shares issued and outstanding at January 31, 2016 and October 31, 2015, respectively)	17	18
Additional paid in capital	1,222	1,963
Retained earnings (deficit)	(5,026)	32,089
Accumulated other comprehensive loss	(1,122)	(6,302)

Total HP stockholders' (deficit) equity	(4,909)	27,768
Non-controlling interests of discontinued operations	—	383

Total stockholders' (deficit) equity	(4,909)	28,151

Total liabilities and stockholders' equity	$25,517	$106,882

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the three month ended January 31
	2016	2015
	In millions
Cash flows from operating activities:
Net earnings	$592	$1,366
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	79	1,028
Stock-based compensation expense	61	187
Provision for doubtful accounts	11	(2)
Provision for inventory	34	64
Restructuring charges	20	146
Deferred taxes on earnings	526	(173)
Excess tax benefit from stock-based compensation	(1)	(109)
Other, net	(18)	138
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	704	1,540
Financing receivable	—	222
Inventory	202	(224)
Accounts payable	(1,104)	(852)
Taxes on earnings	(534)	293
Restructuring	(31)	(483)
Other assets and liabilities	(649)	(2,397)

Net cash (used in) provided by operating activities	(108)	744

Cash flows from investing activities:
Investment in property, plant and equipment	(120)	(947)
Proceeds from sale of property, plant and equipment	—	130
Purchases of available-for-sale securities and other investments	—	(50)
Maturities and sales of available-for-sale securities and other investments	9	30
Payment made in connection with business acquisitions	—	(1)

Net cash used in investing activities	(111)	(838)

Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	26	77
Proceeds from debt, net of issuance costs	4	299
Payment of debt	(2,155)	(911)
Settlement of cash flow hedges	(11)	—
Net transfer of cash and cash equivalents to Hewlett Packard Enterprise Company	(10,375)	—
Issuance of common stock under employee stock plans	2	181
Repurchase of common stock	(797)	(1,571)
Excess tax benefit from stock-based compensation	1	109
Cash dividends paid	(221)	(304)

Net cash used in financing activities	(13,526)	(2,120)

Decrease in cash and cash equivalents	(13,745)	(2,214)
Cash and cash equivalents at beginning of period	17,433	15,133

Cash and cash equivalents at end of period	$3,688	$12,919

Supplemental schedule of non-cash investing and financing activities:
Net assets transferred to Hewlett Packard Enterprise Company	$22,197	$—
Purchase of assets under capital leases	$40	$—

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Overview and Basis of Presentation

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

        On the Distribution Date, each of HP's stockholders of record as of the close of business on October 21, 2015 (the "Record Date") received one share of Hewlett Packard Enterprise common stock for every one share of HP common stock held as of the Record Date. Hewlett Packard Enterprise is now an independent public company trading on the New York Stock Exchange ("NYSE") under the symbol "HPE". HP distributed a total of approximately 1.8 billion shares of Hewlett Packard Enterprise common stock to HP's stockholders. After the Separation, HP does not beneficially own any shares of Hewlett Packard Enterprise common stock.

        In connection with the Separation, HP and Hewlett Packard Enterprise have entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including among others a tax matters agreement, an employee matters agreement, a transition service agreement, a real estate matters agreement, a master commercial agreement and an information technology service agreement. For more information on the impacts of these agreements, see Note 5, "Retirement and Post-Retirement Benefit Plans", Note 6, "Stock-Based Compensation", Note 7 "Taxes on Earnings", Note 14, "Litigation and Contingencies" and Note 15, "Guarantees, Indemnifications and Warranties".

  Basis of Presentation

        The accompanying Consolidated Condensed Financial Statements of HP and its wholly-owned subsidiaries are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"). HP has eliminated all intercompany accounts and transactions. The interim financial information is unaudited, but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended October 31, 2015. The historical results of operations and financial position of Hewlett Packard Enterprise are included in the Consolidated Condensed Financial Statements and reported as discontinued operations in all periods presented within this Form 10-Q. Fiscal 2015 information in the accompanying Notes to the Consolidated Condensed Financial Statements have been revised to reflect the effect of the Separation, except balances related to stockholders' (deficit) equity. The historical statements of comprehensive income and cash flows have not been revised to reflect the effect of the Separation. For further information on discontinued operations, see Note 2, "Discontinued Operations".

  Principles of Consolidation

        The Consolidated Condensed Financial Statements include the accounts of HP and its subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. HP accounts

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Overview and Basis of Presentation (Continued)

for investments in companies over which HP has the ability to exercise significant influence but does not hold a controlling interest under the equity method, and HP records its proportionate share of income or losses in Interest and other, net in the Consolidated Condensed Statements of Earnings. HP presents non-controlling interests as a separate component within Total stockholders' (deficit) equity in the Consolidated Condensed Balance Sheets.

  Reclassifications

        HP has made certain segment and business unit realignments in order to optimize its operating structure. Reclassifications of certain prior-year segment and business unit financial information have been made to conform to the current-year presentation. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share ("EPS"). See Note 3, "Segment Information, for a further discussion of HP's segment realignment.

  Use of Estimates

        The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

  Accounting Pronouncements

        In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months. HP is required to adopt the guidance in the first quarter of fiscal 2020 using a modified retrospective approach. HP is currently evaluating the timing and the impact of these amendments on its Consolidated Condensed Financial Statements.

        In January 2016, the FASB issued guidance which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The updated guidance primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. HP is required to adopt the guidance in the first quarter of fiscal 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. HP is currently evaluating the timing and the impact of these amendments on its Consolidated Condensed Financial Statements.

        In November 2015, the FASB issued new accounting guidance related to income taxes to simplify the presentation of deferred income taxes. This guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. HP early adopted this new accounting guidance prospectively for the interim period beginning November 1, 2015. The adoption of this new accounting guidance resulted in all deferred tax liabilities and assets to be classified as

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Overview and Basis of Presentation (Continued)

noncurrent on the Consolidated Condensed Balance Sheets for the interim period beginning November 1, 2015. See Note 7, "Taxes on Earnings", for additional information related to the presentation of deferred income taxes.

        In April 2015, the FASB amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. HP is required to adopt the guidance in the first quarter of fiscal 2017; however early adoption is permitted. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. HP is currently evaluating the impact of these amendments on its Consolidated Condensed Financial Statements.

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

        In April 2014, the FASB issued guidance which changes the criteria for identifying a discontinued operation. The guidance limits the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. HP has adopted the guidance in the first quarter of fiscal 2016 and prepared the Consolidated Condensed Financial Statements consistent with the provisions of the guidance. See Note 2, "Discontinued Operations", for additional information.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Discontinued Operations

        On November 1, 2015, HP completed the Separation of Hewlett Packard Enterprise. After the Separation, HP does not beneficially own any shares of Hewlett Packard Enterprise common stock.

        In connection with the Separation, HP and Hewlett Packard Enterprise have entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including among others a tax matters agreement, an employee matters agreement, a transition service agreement, a real estate matters agreement, a master commercial agreement and an information technology service agreement. These agreements provide for the allocation between HP and Hewlett Packard Enterprise of assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation and govern certain relationships between HP and Hewlett Packard Enterprise after the Separation.

        HP no longer consolidates Hewlett Packard Enterprise within its financial results of continuing operations. The financial results of Hewlett Packard Enterprise are presented as (loss) earnings from discontinued operations, net of taxes on the Consolidated Condensed Statements of Earnings. Discontinued operations include results of Hewlett Packard Enterprise's business and separation costs primarily related to third-party consulting, contractor fees and other related costs.

        The following table presents the financial results of HP's discontinued operations:

	Three months ended January 31
	2016	2015
	In millions
Net revenue	$—	$12,981
Costs and expenses(1)	87	12,179
Interest and other, net	—	53

(Loss) earnings from discontinued operations before taxes	(87)	749
Benefit from (provision for) taxes	29	(153)

(Loss) earnings from discontinued operations, net of taxes	$(58)	$596

(1)
Costs and expenses for the three months ended January 31, 2016 relate to separation costs.

        There were no significant non-cash items or capital expenditures of discontinued operations for the three months ended January 31, 2016. For the three months ended January 31, 2015, significant non-cash items and capital expenditures of discontinued operations are outlined below:

In millions
Depreciation and amortization	$921
Purchases of property, plant and equipment	$613

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Discontinued Operations (Continued)

        The following table presents assets and liabilities that were transferred to Hewlett Packard Enterprise as of November 1, 2015 and presented as discontinued operations on the Consolidated Condensed Balance Sheets as of October 31, 2015:

In millions
Cash and cash equivalents	$9,849
Accounts receivable	8,538
Financing receivables	2,918
Inventory	2,197
Other current assets	7,090

Total current assets of discontinued operations	$30,592

Property, plant and equipment	$9,598
Goodwill	27,261
Long-term financing receivables and other non-current assets	9,472

Total non-current assets of discontinued operations	$46,331

Notes payable and short-term borrowings	$691
Accounts payable	5,762
Employee compensation and benefits	2,861
Taxes on earnings	587
Deferred revenue	5,148
Other accrued liabilities	6,472

Total current liabilities of discontinued operations	$21,521

Long-term debt	$15,103
Other non-current liabilities	7,346

Total non-current liabilities of discontinued operations	$22,449

        Subsequent to the Separation, HP made a final net cash transfer of $526 million to Hewlett Packard Enterprise.

Note 3: Segment Information

        HP is a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions and services. HP sells to individual consumers, small- and medium-sized businesses ("SMBs") and large enterprises, including customers in the government, health and education sectors.

        HP's operations are organized into three segments for financial reporting purposes: Personal Systems, Printing and Corporate Investments. HP's organizational structure is based on a number of factors that the chief operating decision maker uses to evaluate, view and run its business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by HP's chief operating decision maker to evaluate segment results. The chief operating decision maker uses several metrics to

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Segment Information (Continued)

evaluate the performance of the overall business, including earnings from operations, and uses these results to allocate resources to each of the segments.

        A summary description of each segment follows.

        Personal Systems provides commercial personal computers ("PCs"), consumer PCs, workstations, thin clients, tablets, retail point-of-sale systems, calculators and other related accessories, software, support and services for the commercial and consumer markets. HP groups commercial notebooks, commercial desktops, commercial services, commercial tablets, commercial detachables, workstations, retail point-of-sale systems and thin clients into commercial clients and consumer notebooks, consumer desktops, consumer services, consumer tablets and consumer detachables into consumer clients when describing performance in these markets. Described below are HP's global business capabilities within Personal Systems.

  •
  Commercial PCs are optimized for enterprise and SMB customers, with a focus on robust designs, serviceability, connectivity, reliability and manageability in networked environments. Additionally, HP offers a range of services and solutions to enterprise and SMB customers to help them manage the lifecycle of their PC and mobility installed base.

  •
  Consumer PCs are notebooks, desktops, and hybrids that are optimized for consumer usage, focusing on multi-media consumption, online browsing, and light productivity.

        Printing provides consumer and commercial printer hardware, supplies, media, solutions and services, as well as scanning devices. Printing is also focused on imaging solutions in the commercial markets. HP groups LaserJet, graphics and PageWide printers into Commercial Hardware and Inkjet printers into Consumer Hardware when describing performance in these markets. Described below are HP's global business capabilities within Printing.

  •
  LaserJet and Enterprise Solutions deliver HP's LaserJet printers, supplies and solutions to SMBs and large enterprises. HP goes to market through its extensive channel network and directly with HP sales. Ongoing key initiatives include printer security solutions, PageWide Enterprise solutions, and award-winning JetIntelligence products.

  •
  Inkjet and Printing Solutions deliver HP's consumer, SMB, and PageWide Inkjet solutions (hardware, supplies, media, and web-connected hardware and services). Ongoing initiatives and programs such as Ink in the Office and Ink Advantage and newer initiatives such as Instant Ink provide innovative printing solutions to consumers and SMBs.

  •
  Graphics Solutions deliver large format printers (Designjet, Large Format Production, and Scitex Industrial), specialty printing, digital press solutions (Indigo and PageWide Presses), supplies and services to print service providers and design and rendering customers.

  •
  Print Solutions provide end-to-end services and software, as well as core platforms to develop and deploy services across printing systems. HP's focus includes driving customer value through managed print services, providing support solutions for new and existing customers and innovative software solutions for augmented reality, contact center analytics, customer communications management and digital experience management.

        Corporate Investments include HP Labs and certain business incubation projects among others.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Segment Information (Continued)

        The accounting policies HP uses to derive segment results are substantially the same as those used by the Company in preparing these financial statements. HP derives the results of the business segments directly from its internal management reporting system. Segment net revenue includes revenues from sales to external customers and intersegment revenues that reflect transactions between the segments on an arm's-length basis. HP's consolidated net revenue is derived and reported after the elimination of intersegment revenues from such arrangements.

        HP periodically engages in intercompany advanced royalty payment arrangements that may result in advance payments between subsidiaries. Revenues from these intercompany arrangements are deferred and recognized as earned over the term of the arrangement by the HP legal entities involved in such transactions; however, these advanced payments are eliminated from revenues as reported by HP and its business segments. As disclosed in Note 7, "Taxes on Earnings", in fiscal 2015, HP executed an intercompany advanced royalty payment arrangement which resulted in advanced payments of $3.8 billion, with a deferral of intercompany revenues over the term of the arrangements, which is approximately 5 years. The payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangement, as disclosed above. The impact of these intercompany arrangements is eliminated from both HP consolidated and segment net revenues.

        HP does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate governance costs, stock-based compensation expense, restructuring charges, amortization of intangible assets and non-operating retirement-related credits.

  Segment Realignment and Reporting Changes

        Effective at the beginning of its first quarter of fiscal 2016, HP implemented an organizational change to align its segment financial reporting more closely with its current business structure. In addition, HP implemented a reporting change to provide better transparency to its segment operating results. This reporting change resulted in the exclusion of certain market-related factors such as interest cost, expected return on plan assets, amortized actuarial gains/losses, and impacts from other market-related factors related to its defined benefit pension and post-retirement benefit plans from its segment operating results ("Non-operating retirement-related credits"). This change also resulted in the exclusion of certain plan curtailments, settlements and special termination benefits related to its defined benefit pension and post-retirement benefit plans from HP's segment operating results. Segment operating results will continue to include service costs and amortization of prior service costs associated with HP's defined benefit pension and post-retirement benefit plans. The organizational and reporting changes had an immaterial impact to previously reported segment net revenue and earnings from operations. These changes had no impact on HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Segment Information (Continued)

  Segment Operating Results from Continuing Operations

	Personal Systems	Printing	Corporate Investments	Total Segments	Intersegment Eliminations and Other(1)	Total
	In millions
Three months ended January 31, 2016
Net revenue	$7,467	$4,642	$3	$12,112	$134	$12,246

Earnings (loss) from operations	$229	$787	$(23)	$993

Three months ended January 31, 2015
Net revenue	$8,562	$5,596	$12	$14,170	$(312)	$13,858

Earnings (loss) from operations	$303	$1,050	$(5)	$1,348

(1)
Other includes adjustments for sales to entities which, prior to the Separation, were included in intersegment eliminations. For the three months ended January 31, 2016, the amount includes the recognition of revenue previously deferred in relation to sales to the pre-Separation finance entity. For the three months ended January 31, 2015, the amount includes the elimination of intercompany sales to the pre-Separation finance entity, which is included in discontinued operations. The related cost adjustments are reflected in the reconciliation of the segment earnings to HP's consolidated earnings as included below.

        The reconciliation of segment operating results to HP consolidated results was as follows:

	Three months ended January 31
	2016	2015
	In millions
Net revenue:
Total segments	$12,112	$14,170
Intersegment net revenue eliminations and other	134	(312)

Total HP consolidated net revenue	$12,246	$13,858

Earnings from continuing operations before taxes:
Total segment earnings from operations	$993	$1,348
Corporate and unallocated costs and eliminations	(16)	(196)
Stock-based compensation expense	(61)	(51)
Amortization of intangible assets	(8)	(27)
Restructuring charges	(20)	(14)
Non-operating retirement-related credits	40	58
Interest and other, net	(94)	(121)

Total HP consolidated earnings from continuing operations before taxes	$834	$997

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Segment Information (Continued)

        Net revenue by segment and business unit was as follows:

	Three months ended January 31
	2016	2015
	In millions
Notebooks	$4,205	$4,724
Desktops	2,527	2,949
Workstations	444	526
Other	291	363

Personal Systems	7,467	8,562

Supplies	3,101	3,601
Commercial Hardware	1,219	1,394
Consumer Hardware	322	601

Printing	4,642	5,596

Corporate Investments	3	12

Total segment net revenue	12,112	14,170

Intersegment net revenue eliminations and other	134	(312)

Total net revenue	$12,246	$13,858

        Except for the separation of Hewlett Packard Enterprise, there have been no material changes to the total assets of HP's individual segments since October 31, 2015.

Note 4: Restructuring

Fiscal 2015 Plan

        In connection with the Separation, on September 14, 2015, HP's Board of Directors approved a cost saving plan which includes labor and non-labor actions which will be implemented through fiscal 2016. HP estimates that it will incur aggregate pre-tax charges of approximately $300 million which relate to workforce reductions, real estate consolidation and other non-labor charges. HP expects approximately 3,000 employees will exit by the end of fiscal 2016.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Restructuring (Continued)

        The following table summarizes the cost improvement activities in the three months ended January 31, 2016.

						As of January 31, 2016
		Three months ended January 31, 2016
	Accrued Balance, October 31, 2015				Accrued Balance, January 31, 2016	Total Costs Incurred to Date	Total Expected Costs to Be Incurred
		Charges	Cash Payments	Other Non-Cash Adjustments
	In millions
Fiscal 2015 Plan
Severance	$39	$15	$(12)	$—	$42	$54	$240
Infrastructure and other	—	5	—	(4)	1	5	60

Total	$39	20	$(12)	$(4)	$43	$59	$300

Fiscal 2012 Plan

        The restructuring plan initiated by HP in fiscal 2012 is considered completed. Accrued expenses related to the plan, which were recorded in "Accrued restructuring" and "Other liabilities," totaled $4 million as of January 31, 2016. The severance and infrastructure cash payments associated with this plan are expected to be paid through fiscal 2021.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Retirement and Post-Retirement Benefit Plans

        The components of HP's pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2016	2015	2016	2015	2016	2015
	In millions
Service cost	$—	$—	$12	$68	$—	$1
Interest cost	136	139	6	99	5	7
Expected return on plan assets	(183)	(217)	(12)	(207)	(8)	(9)
Amortization and deferrals:
Actuarial loss (gain)	14	13	6	78	(3)	(3)
Prior service benefit	—	—	(1)	(5)	(4)	(5)

Net periodic benefit (credit) cost	(33)	(65)	11	33	(10)	(9)
Settlement loss	1	—	—	—	—	—
Special termination benefits	—	—	—	1	—	—
Plan (credit) expense allocation(1)	—	—	—	(4)	—	8

Total periodic benefit (credit) cost from continuing operations	(32)	(65)	11	30	(10)	(1)

Summary of total periodic benefit (credit) cost:
Continuing operations	(32)	(65)	11	30	(10)	(1)
Discontinued operations	—	4	—	27	—	(8)

Total periodic benefit (credit) cost	$(32)	$(61)	$11	$57	$(10)	$(9)

(1)
Plan (credit) expense allocation relates to the employees of HP covered under Hewlett Packard Enterprise defined benefit pension or post-retirement benefit plans.

Employer Contributions and Funding Policy

        HP's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

        For fiscal 2016, HP expects to contribute approximately $18 million to its non-U.S. pension plans, $36 million to cover benefit payments to U.S. non-qualified plan participants and $43 million to cover benefit claims under HP's post-retirement benefit plans. During the three months ended January 31, 2016, HP contributed $3 million to its non-U.S. pension plans, $8 million to cover benefit payments to U.S. non-qualified plan participants, and $8 million to cover benefit claims under HP's post-retirement benefit plans.

        HP's pension and other post-retirement benefit costs and obligations depend on various assumptions. Differences between expected and actual returns on investments and changes in discount rates and other actuarial assumptions are reflected as unrecognized gains or losses, and such gains or losses are amortized to earnings in future periods. A deterioration in the funded status of a plan could

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Retirement and Post-Retirement Benefit Plans (Continued)

result in a need for additional company contributions or an increase in net pension and post-retirement benefit costs in future periods. Actuarial gains or losses are determined at the measurement date and amortized over the remaining service life for active plans or the life expectancy of plan participants for frozen plans.

Note 6: Stock-Based Compensation

        HP's stock-based compensation plans permit the issuance of restricted stock awards, stock options and performance-based awards.

        In connection with the Separation and in accordance with the employee matters agreement, HP has made certain adjustments to the exercise price and number of stock-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the Separation. Exercisable and non-exercisable stock options have been converted to similar awards of the entity where the employee is working post-separation. Restricted stock unit awards and performance-contingent awards have been adjusted to provide holders restricted stock units and performance-contingent awards in the company that employs such employee following the separation. The pre-tax stock-based compensation expense due to the adjustments was $2 million for the three months ended January 31, 2016. All outstanding restricted stock awards and stock options for employees transferred to Hewlett Packard Enterprise were cancelled (the "Cancelled Awards") in connection with the Separation.

        Stock-based compensation expense and the resulting tax benefits from continuing operations were as follows:

	Three months ended January 31
	2016	2015
	In millions
Stock-based compensation expense	$61	$51
Income tax benefit	(22)	(16)

Stock-based compensation expense, net of tax	$39	$35

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. For the three months ended January 31, 2016, HP granted only restricted stock units. HP uses the closing stock price of the grant date to estimate the fair value of service-based restricted stock units. HP estimates the fair value of restricted stock units subject to performance-adjusted vesting conditions using a combination of the closing stock price of the grant date and the Monte Carlo simulation model. The weighted-average fair value and the assumptions used to measure

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Stock-Based Compensation (Continued)

fair value of restricted stock units subject to performance-adjusted vesting conditions in the Monte Carlo simulation model were as follows:

	Three months ended January 31
	2016	2015
Weighted-average fair value(1)	$13	$47
Expected volatility(2)	32.5%	33.6%
Risk-free interest rate(3)	1.2%	1.0%
Expected performance period in years(4)	2.9	2.9

(1)
The weighted-average fair value was based on performance-adjusted restricted stock units granted during the period.

(2)
The expected volatility was estimated using the historical volatility derived from HP's common stock.

(3)
The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)
The expected performance period was estimated based on the length of the remaining performance period from the grant date.

        A summary of restricted stock award activity is as follows:

	Three months ended January 31, 2016
	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	29,717	$32
Granted	26,647	$9
Vested	(1,505)	$11
Cancelled Awards	(23,926)	$32
Forfeited	(339)	$13

Outstanding at end of period	30,594	$13

        At January 31, 2016, there was $275 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.7 years.

  Stock Options

        HP utilizes the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. HP estimates the fair value of stock options subject

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Stock-Based Compensation (Continued)

to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model, as these awards contain market conditions. The weighted-average fair value and the assumptions used to measure fair value were as follows:

	Three months ended January 31
	2016	2015
Weighted-average fair value(1)	$4	$8
Expected volatility(2)	36.4%	26.3%
Risk-free interest rate(3)	1.9%	1.7%
Expected dividend yield(4)	3.4%	1.7%
Expected term in years(5)	6.0	5.8

(1)
The weighted-average fair value was based on stock options granted during the period.

(2)
For all awards granted in fiscal 2016, expected volatility was estimated using the leverage-adjusted average of the term-matching volatilities of peer companies due to the lack of volume of forward traded options, which precluded the use of implied volatility. For all awards granted in fiscal 2015, expected volatility was estimated using the implied volatility derived from options traded on HP's common stock.

(3)
The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)
The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

(5)
For awards subject to service-based vesting, due to the lack of historical exercise and post-vesting termination patterns of the post-Separation employee base, the expected term was estimated using simplified method for all awards granted in fiscal 2016 and the expected term was estimated using historical exercise and post-vesting termination patterns for all awards granted in fiscal 2015; and for performance-contingent awards, the expected term represents an output from the lattice model.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Stock-Based Compensation (Continued)

        A summary of stock option activity is as follows:

	Three months ended January 31, 2016
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	36,278	$26
Granted	25,102	$6
Exercised	(308)	$8
Cancelled Awards	(26,252)	$26
Forfeited and expired	(563)	$18

Outstanding at end of period	34,257	$12	5.2	$25

Vested and expected to vest at end of period	32,049	$12	5.1	$25

Exercisable at end of period	19,585	$10	3.8	$25

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the first quarter of fiscal 2016. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the first quarter of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three months ended January 31, 2016 was $2 million.

        At January 31, 2016, there was $33 million of unrecognized pre-tax, stock-based compensation expense related to unvested stock options, which HP expects to recognize over the remaining weighted-average vesting period of 2.3 years.

Note 7: Taxes on Earnings

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Taxes on Earnings (Continued)

Hewlett Packard Enterprise or HP subsequent to the distribution in which case the party causing the distribution to be taxable would be responsible for any taxes imposed on the distribution.

        Upon completion of the Separation on November 1, 2015, HP recorded income tax indemnification receivables from Hewlett Packard Enterprise for certain income tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the Tax Matters Agreement. The actual amount that Hewlett Packard Enterprise may be obligated to pay HP could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of January 31, 2016 was $892 million.

  Provision for Taxes

        HP's effective tax rate for continuing operations was 22.0% and 22.7% for the three months ended January 31, 2016 and 2015, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower tax jurisdictions throughout the world. HP has not provided U.S. taxes for all foreign earnings because HP plans to reinvest some of those earnings indefinitely outside the U.S.

        During the three months ended January 31, 2016, HP recorded $54 million of net tax benefits related to items unique to the year in the provision for taxes for continuing operations. This amount included a tax benefit of $41 million arising from the retroactive research and development credit provided by the Consolidated Appropriations Act of 2016 signed into law in December 2015, a tax benefit of $6 million on restructuring charges, and a tax benefit of $39 million related to provision to return adjustments. These tax benefits were offset by tax charges of $27 million related to uncertain tax positions and $5 million related to various other items.

        During the three months ended January 31, 2015, HP recorded $26 million of net tax benefits related to items unique to the year in the provision for taxes for continuing operations. These amounts included a tax benefit of $26 million arising from the retroactive research and development credit provided by the Tax Increase Prevention Act of 2014 signed into law in December 2014, a tax benefit of $12 million on separation charges, a tax benefit of $3 million on restructuring charges, and a tax benefit of $11 million for adjustments related to uncertain tax positions. These tax benefits were offset by a tax charge of $26 million related to provision to return adjustments.

  Uncertain Tax Positions

        HP is subject to income tax in the U.S. and approximately 57 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The U.S. Internal Revenue Service ("IRS") is conducting an audit of HP's 2009, 2010, 2011, 2012, 2013 and 2014 income tax returns. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent Reports ("RAR") for its fiscal 2001, 2002, 2006, 2007 and 2008 tax years. The proposed IRS adjustments for these tax years would, if sustained, reduce the benefits of tax refund claims HP has filed for net operating loss carrybacks to earlier fiscal years and tax credit carryforwards to subsequent years by approximately $445 million. In addition, HP expects the IRS to issue an RAR for 2009 through 2011 relating to certain tax positions taken on the filed tax returns,

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Taxes on Earnings (Continued)

including matters related to the U.S. taxation of certain intercompany loans. While the RAR may be material in amount, HP believes it has valid positions supporting its tax returns and, if necessary, it will vigorously defend such matters.

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

        With respect to major state and foreign tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999. No material tax deficiencies have been assessed in major state or foreign tax jurisdictions during the reporting period.

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

        As of January 31, 2016, the amount of unrecognized tax benefits was $9.3 billion, of which up to $3.2 billion would affect HP's effective tax rate if realized. The amount of unrecognized tax benefits increased by $55 million for the three months ended January 31, 2016 primarily related to tax attributes. HP continues to record its tax liabilities related to uncertain tax positions and certain liabilities for which it has joint and several liability with Hewlett Packard Enterprise. During the period, as part of the Separation, HP distributed $756 million of liabilities related solely to uncertain tax positions associated with Hewlett Packard Enterprise. HP and Hewlett Packard Enterprise have contractually agreed to share the responsibility of certain tax exposures, and as such have recorded indemnification assets and liabilities pursuant to the executed Tax Matters Agreement. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of January 31, 2016, HP had accrued $140 million for interest and penalties.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any IRS audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $76 million within the next 12 months.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Taxes on Earnings (Continued)

  Deferred Tax Assets and Liabilities

        In 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes", which simplifies the presentation of deferred income taxes. This guidance requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. HP early adopted the FASB's new accounting guidance prospectively for the interim period beginning November 1, 2015; thus, the prior reporting period was not retrospectively adjusted.

        HP periodically engages in intercompany advanced royalty payment arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from U.S. GAAP treatment, deferred taxes are recognized. During fiscal 2015, HP executed an intercompany advanced royalty payment arrangement which resulted in advanced payments of $3.8 billion, with a deferral of intercompany revenues over the term of the arrangements, which is approximately 5 years. There was no recognition of any net U.S. deferred tax assets as a result of this transaction. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangement, which is approximately 5 years. Intercompany royalty revenue is eliminated in consolidation.

Note 8: Balance Sheet Details

  Accounts Receivable, Net

	As of
	January 31, 2016	October 31, 2015
	In millions
Accounts receivable	$4,197	$4,905
Allowance for doubtful accounts	(83)	(80)

	$4,114	$4,825

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Balance Sheet Details (Continued)

        The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Three months ended January 31, 2016
In millions
Balance at beginning of period	$80
Provision for doubtful accounts	11
Deductions, net of recoveries	(8)

Balance at end of period	$83

        HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners in order to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP's receivables and risk, to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of January 31, 2016 and October 31, 2015 were not material. As of January 31, 2016 and October 31, 2015 HP had $89 million and $93 million respectively, outstanding from the third parties which is reported in Accounts receivable on the Consolidated Condensed Balance Sheets. The costs associated with the sales of trade receivables for the three months ended January 31, 2016 and January 31, 2015 were not material.

        The following is a summary of the activity under these arrangements:

Three months ended January 31, 2016
In millions
Balance at beginning of period	$93
Trade receivables sold	1,876
Cash receipts	(1,877)
Foreign currency and other	(3)

Balance at end of period	$89

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Balance Sheet Details (Continued)

  Inventory

	As of
	January 31, 2016	October 31, 2015
	In millions
Finished goods	$2,477	$2,820
Purchased parts and fabricated assemblies	1,575	1,468

	$4,052	$4,288

  Other Current Assets

	As of
	January 31, 2016	October 31, 2015
	In millions
Value-added taxes receivable	$759	$942
Supplier and other receivables	1,223	1,316
Prepaid and other current assets	1,319	1,193
Deferred tax assets(1)	—	1,047

	$$3,301	$4,498

(1)
Effective beginning November 1, 2015, HP prospectively adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" and as a result classified all deferred tax assets and liabilities as non-current.

  Property, Plant and Equipment

	As of
	January 31, 2016	October 31, 2015
	In millions
Land, buildings and leasehold improvements	$2,319	$2,272
Machinery and equipment, including equipment held for lease	3,500	3,459

	5,819	5,731
Accumulated depreciation	(4,290)	(4,239)

	$1,529	$1,492

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Balance Sheet Details (Continued)

  Other Non-Current Assets

	As of
	January 31, 2016	October 31, 2015
	In millions
Tax indemnifications receivable(1)	$989	$—
Deferred tax assets(2)	882	216
Other	1,282	1,376

	$3,153	$1,592

(1)
In connection with the Tax Matters Agreement discussed under Note 7, "Taxes on Earnings".

(2)
Effective beginning November 1, 2015, HP prospectively adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" and as a result classified all deferred tax assets and liabilities as non-current.

  Other Accrued Liabilities

	As of
	January 31, 2016	October 31, 2015
	In millions
Accrued taxes-other	$743	$1,007
Warranty	843	871
Sales and marketing programs	2,018	2,181
Other	2,469	2,182

	$6,073	$6,241

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Balance Sheet Details (Continued)

  Other Non-Current Liabilities

	As of
	January 31, 2016	October 31, 2015
	In millions
Pension, post-retirement, and post-employment liabilities	$2,124	$2,203
Deferred tax liability	1,977	1,813
Tax liability	1,267	1,803
Deferred revenue	825	812
Tax indemnifications payable(1)	97	—
Other	692	783

	$6,982	$7,414

(1)
In connection with the Tax Matters Agreement discussed under Note 7, "Taxes on Earnings".

Note 9: Fair Value

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Fair Value (Continued)

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2016				As of October 31, 2015
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$1,055	$—	$1,055	$—	$1,111	$—	$1,111
Money market funds	1,367	—	—	1,367	4,303	—	—	4,303
Marketable equity securities	5	3	—	8	6	3	—	9
Foreign bonds	—	44	—	44	—	42	—	42
Other debt securities	—	1	—	1	—	2	—	2
Derivative Instruments:
Interest rate contracts	—	52	—	52	—	38	—	38
Foreign currency contracts	—	224	2	226	—	213	2	215
Other derivatives	—	—	—	—	—	5	—	5

Total assets	$1,372	$1,379	$2	$2,753	$4,309	$1,414	$2	$5,725

Liabilities
Derivative Instruments:
Foreign currency contracts	$—	$240	$1	$241	$—	$302	$2	$304
Other derivatives	—	4	—	4	—	—	—	—

Total liabilities	$—	$244	$1	$245	$—	$302	$2	$304

        There were no transfers between levels within the fair value hierarchy during the three months ended January 31, 2016.

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

        Derivative Instruments: From time to time HP uses forward contracts, interest rate and total return swaps and option contracts to hedge certain foreign currency and interest rate exposures. HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Fair Value (Continued)

inputs, including interest rate curves, HP and counterparty credit risk, foreign currency rates, and forward and spot prices for currencies and interest rates. See Note 10, "Financial Instruments" for a further discussion of HP's use of derivative instruments.

  Other Fair Value Disclosures

        Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP's debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt was $6.5 billion at January 31, 2016, compared to its carrying amount of $6.7 billion at that date. The estimated fair value of HP's short- and long-term debt approximated its carrying value of $8.9 billion at October 31, 2015. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

	As of January 31, 2016				As of October 31, 2015
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,055	$—	$—	$1,055	$1,111	$—	$—	$1,111
Money market funds	1,367	—	—	1,367	4,303	—	—	4,303

Total cash equivalents	2,422	—	—	2,422	5,414	—	—	5,414

Available-for-Sale Investments:
Debt securities:
Foreign bonds	34	10	—	44	32	10	—	42
Other debt securities	1	—	—	1	2	—	—	2

Total debt securities	35	10	—	45	34	10	—	44

Equity securities:
Equity securities in public companies	1	4	—	5	1	4	—	5

Total equity securities	1	4	—	5	1	4	—	5

Total available-for-sale investments	36	14	—	50	35	14	—	49

Total cash equivalents and available-for-sale investments	$2,458	$14	$—	$2,472	$5,449	$14	$—	$5,463

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of January 31, 2016 and October 31, 2015, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of January 31, 2016 and October 31, 2015. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

        Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of January 31, 2016
	Amortized Cost	Fair Value
	In millions
Due in one year	$—	$—
Due in one to five years	1	1
Due in more than five years	34	44

	$35	$45

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Financial Instruments (Continued)

        Equity securities in privately held companies include cost basis and equity method investments and are included in Other non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $14 million and $13 million at January 31, 2016 and October 31, 2015, respectively.

  Derivative Instruments

        HP uses derivatives to offset business exposure to foreign currency and interest rate risk on expected future cash flows and on certain existing assets and liabilities. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps and, at times, option contracts to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP may designate its derivative contracts as fair value hedges or cash flow hedges. Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Condensed Balance Sheets. HP classifies cash flows from its derivative programs with the activities that correspond to the underlying hedged items in the Consolidated Condensed Statements of Cash Flows.

        As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP's or the counterparty's credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives' net liability position. The fair value of derivatives with credit contingent features in a net liability position was $79 million and $138 million at January 31, 2016 and October 31, 2015, respectively, all of which were fully collateralized within two business days.

        Under HP's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP's financial position or cash flows as of January 31, 2016 and October 31, 2015.

  Fair Value Hedges

        HP enters into fair value hedges, such as interest rate swaps, to reduce the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar London Interbank Offered Rate ("LIBOR")-based floating interest expense.

        For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Consolidated Condensed Statements of Earnings in the period of change.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Financial Instruments (Continued)

  Cash Flow Hedges

        HP uses forward contracts and at times, option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expenses, and intercompany loans denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within twelve months; however, hedges related to longer term procurement arrangements extend several years and forward contracts associated with intercompany loans extend for the duration of the lease or loan term, which typically range from two to five years.

        For derivative instruments that are designated and qualify as cash flow hedges, HP initially records changes in fair value for the effective portion of the derivative instrument in Accumulated other comprehensive loss as a separate component of stockholders' (deficit) equity in the Consolidated Condensed Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of its cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item.

  Net Investment Hedges

        HP used forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency was the local currency. As part of the Separation, HP disposed of all these foreign subsidiaries and no longer utilizes net investment hedges. HP recorded the effective portion of such derivative instruments together with changes in the fair value of the hedged items in Cumulative translation adjustment as a separate component of stockholders' (deficit) equity.

  Other Derivatives

        Other derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency-denominated balance sheet exposures. HP uses total return swaps to hedge its executive deferred compensation plan liability.

        For derivative instruments not designated as hedging instruments, HP recognizes changes in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Consolidated Condensed Statements of Earnings in the period of change.

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures hedge effectiveness by offsetting the change in fair value of the hedged item with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow hedges, HP measures hedge effectiveness by comparing the cumulative change in fair value of the hedge contract with the cumulative change in fair value of the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge in the Consolidated Condensed Statements of Earnings in the same period in which ineffectiveness occurs. Amounts excluded from the assessment of

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Financial Instruments (Continued)

effectiveness are recognized in the Consolidated Condensed Statements of Earnings in the period they arise.

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of January 31, 2016					As of October 31, 2015
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$2,000	$—	$52	$—	$—	$3,175	$1	$37	$—	$—
Cash flow hedges:
Foreign currency contracts	10,881	204	5	135	56	10,859	171	10	165	79

Total derivatives designated as hedging instruments	12,881	204	57	135	56	14,034	172	47	165	79

Derivatives not designated as hedging instruments
Foreign currency contracts	4,841	17	—	26	24	8,955	33	1	37	23
Other derivatives	135	—	—	4	—	173	5	—	—	—

Total derivatives not designated as hedging instruments	4,976	17	—	30	24	9,128	38	1	37	23

Total derivatives	$17,857	$221	$57	$165	$80	$23,162	$210	$48	$202	$102

  Offsetting of Derivative Instruments

        HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of January 31, 2016 and October 31, 2015,

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Financial Instruments (Continued)

information related to the potential effect of HP's master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
							(vi) = (iii)–(iv)–(v)
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)
				Gross Amounts Not Offset
As of January 31, 2016	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$278	$—	$278	$159	$80	(1)	$39
Derivative liabilities	$245	$—	$245	$159	$65	(2)	$21
As of October 31, 2015
Derivative assets	$258	$—	$258	$162	$9	(1)	$87
Derivative liabilities	$304	$—	$304	$162	$—		$142

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

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three months ended January 31, 2016 and 2015 were as follows:

	Gain (Loss) Recognized in Earnings on Derivative Instruments and Related Hedged Items
		Three months ended January 31				Three months ended January 31
Derivative Instrument	Location	2016	2015	Hedged Item	Location	2016	2015
		In millions				In millions
Interest rate contracts	Interest and other, net	$14	$141	Fixed-rate debt	Interest and other, net	$(14)	$(141)

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Financial Instruments (Continued)

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three months ended January 31, 2016 and 2015 were as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Three months ended January 31			Three months ended January 31
	2016	2015	Location	2016	2015
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$105	$631	Net revenue	$78	$334
			Cost of products	(40)	(26)
			Other operating expenses	—	(4)
			Interest and other, net	(4)	30

Total	$105	$631		$34	$334

Net investment hedges:
Foreign currency contracts	$—	$129	Interest and other, net	$—	$—

        As of January 31, 2016, HP expects to reclassify an estimated net accumulated other comprehensive gain of approximately $33 million, net of taxes, to earnings during the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

        There was no hedge ineffectiveness for fair value and net investment hedges during the three months ended January 31, 2016 and 2015. During the three months ended January 31, 2016, the ineffectiveness for cash flow hedges was $11 million. There was no hedge ineffectiveness for cash flow hedges during the three months ended January 31, 2015.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Financial Instruments (Continued)

        The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings for the three months ended January 31, 2016 and 2015 were as follows:

	Gain (Loss) Recognized in Earnings on Derivatives
		Three months ended January 31,
	Location	2016	2015
		In millions
Foreign currency contracts	Interest and other, net	$21	$97
Other derivatives	Interest and other, net	(8)	(2)

Total		$13	$95

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

	As of January 31, 2016		As of October 31, 2015
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Current portion of long-term debt(1)	$20	5.4%	$2,160	3.3%
Notes payable to banks, lines of credit and other	29	3.7%	34	4.7%

	$49		$2,194

(1)
In the first quarter of fiscal 2016, HP redeemed and repaid $2.1 billion fixed-rate U.S. Dollar Global Notes.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Long-Term Debt

	As of
	January 31, 2016	October 31, 2015
	In millions
U.S. Dollar Global Notes(1)
2006 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, paid November 2015	$—	$162
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, paid November 2015	—	283
2009 Shelf Registration Statement:
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, paid November 2015	—	309
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	648	648
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, paid November 2015	—	346
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, paid November 2015	—	390
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, paid November 2015	—	220
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,497	1,497
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, paid November 2015	—	436
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	102	102
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	300	300

	6,492	8,638
Other, including capital lease obligations, at 0.51%-8.30%, due in calendar years 2016-2024	132	96
Fair value adjustment related to hedged debt	79	103
Less: current portion of long-term debt	(20)	(2,160)

Total long-term debt	$6,683	$6,677

(1)
HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.

        As disclosed in Note 10 "Financial Instruments", HP uses interest rate swaps to mitigate some of the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps. Interest expense on borrowings recognized in the Consolidated Condensed Statements of Earnings during the three months ended January 31, 2016 and 2015 was $74 million and $67 million, respectively.

  Commercial Paper

        On November 1, 2015, HP's Board of Directors authorized to borrow for the use and benefit of HP and HP's subsidiaries, by the issuance of commercial paper or through the execution of promissory notes, loan agreements, letters of credit, agreements for lines of credit or overdraft facilities. The total outstanding principal balance of such commercial paper issued shall not exceed $4.0 billion or the equivalent in foreign currencies.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Credit Facility

        As of January 31, 2016, HP maintains a senior unsecured committed credit facility primarily to support the issuance of commercial paper. This revolving credit facility provides for a senior, unsecured revolving credit facility with aggregate lending commitments of $4.0 billion. Commitments under the revolving credit facility will be available until the period ending on April 2, 2019. Commitment fees, interest rates and other terms of borrowing under the credit facility varies based on HP's external credit ratings. Funds to be borrowed under this revolving credit facility may be used for general corporate purposes. As of January 31, 2016, HP was in compliance with the financial covenants in the agreement.

  Available Borrowing Resources

        HP's and HP's subsidiaries' resources available to obtain short- or long-term financing were as follows:

As of January 31, 2016
In millions
Commercial paper program(1)	$4,000
Uncommitted lines of credit	$881

(1)
The extent to which HP is able to utilize the commercial paper program as a source of liquidity at any given time is subject to a number of factors, including market demand for HP securities and commercial paper, HP's financial performance, HP's credit ratings, HP's available committed credit facility and market conditions generally.

Note 12: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. During the three months ended January 31, 2016, HP executed share repurchases of 68 million shares which included 1.6 million shares settled in February 2016. During the three months ended January 31, 2016, HP settled total shares for $0.8 billion. During the three months ended January 31, 2015, HP executed share repurchases of 36 million shares and settled total shares for $1.6 billion.

        The shares repurchased in the three months ended January 31, 2016 and 2015 were all open market repurchase transactions. As of January 31, 2016, HP had remaining authorization of $1.2 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on July 21, 2011.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Stockholders' Equity (Continued)

  Change in HP Stockholders' equity (deficit)

        The following table presents the changes in Total stockholders' equity (deficit) during the three months period ended January 31, 2016:

In millions
Balance as of October 31, 2015	$28,151
Separation of Hewlett Packard Enterprise(1)	(32,572)
Net earnings	592
Other comprehensive loss, net of taxes	99

Comprehensive income	691

Issuance of common stock in connection with employee stock plans and other	(3)
Repurchases of common stock	(800)
Cash dividends declared	(437)
Stock-based compensation expense	61

Balance as of January 31, 2016	$(4,909)

(1)
Amount represents the total of $37,270 million of retained earnings and $383 million of non-controlling interest, reduced by $5,081 million of accumulated other comprehensive loss.

  Taxes related to Other Comprehensive Income

	Three months ended January 31
	2016	2015
	In millions
Taxes on change in unrealized gains on available-for-sale securities:
Tax provision on unrealized gains arising during the period	$—	$(15)

	—	(15)

Taxes on change in unrealized gains on cash flow hedges:
Tax benefit (provision) on unrealized (loss) gains arising during the period	11	(201)
Tax provision on gains reclassified into earnings	8	98

	19	(103)

Taxes on change in unrealized components of defined benefit plans:
Tax benefit on amortization of actuarial loss and prior service benefit	(3)	(14)

	(3)	(14)

Tax provision on change in cumulative translation adjustment	—	(47)

Tax benefit (provision) on other comprehensive income	$16	$(179)

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Stockholders' Equity (Continued)

  Changes and reclassifications related to Other Comprehensive Income, net of taxes

	Three months ended January 31
	2016	2015
	In millions
Other comprehensive income, net of taxes:
Change in unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	$—	$31

	—	31

Change in unrealized gains on cash flow hedges:
Unrealized gains arising during the period	116	430
Gains reclassified into earnings(1)	(26)	(236)

	90	194

Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit(2)	9	98
Curtailments, settlements and other	—	(2)

	9	96

Change in cumulative translation adjustment	—	(115)

Other comprehensive income, net of taxes	$99	$206

(1)
Reclassification of pre-tax (gains) on cash flow hedges into the Consolidated Condensed Statements of Earnings was as follows:

	Three months ended January 31
	2016	2015
	In millions
Net revenue	$(78)	$(334)
Cost of products	40	26
Other operating expenses	—	4
Interest and other, net	4	(30)

	$(34)	$(334)

(2)
These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 5, "Retirement and Post-Retirement Benefit Plans".

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss, net of taxes and changes were as follows:

	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$66	$(39)	$(5,355)	$(974)	$(6,302)
Separation of Hewlett Packard Enterprise	(55)	(68)	4,230	974	5,081
Other comprehensive income before reclassifications	—	116	—	—	116
Reclassifications of (gains) losses into earnings	—	(26)	9	—	(17)

Balance at end of period	$11	$(17)	$(1,116)	$—	$(1,122)

Note 13: Net Earnings Per Share

        HP calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock awards, stock options, performance-based awards and shares purchased under the employee stock purchase plan.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Net Earnings Per Share (Continued)

        The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	Three months ended January 31
	2016	2015
	In millions, except per share amounts
Numerator:
Earnings from continuing operations	$650	$770
(Loss) earnings from discontinued operations	(58)	596

Net earnings(1)	$592	$1,366

Denominator:
Weighted-average shares used to compute basic net EPS	1,776	1,833
Dilutive effect of employee stock plans	9	28

Weighted-average shares used to compute diluted net EPS	1,785	1,861

Basic net earnings (loss) per share:
Continuing operations	$0.37	$0.42
Discontinued operations	(0.04)	0.33

Basic net earnings per share	$0.33	$0.75

Diluted net earnings (loss) per share:
Continuing operations	$0.36	$0.41
Discontinued operations	(0.03)	0.32

Diluted net earnings per share	$0.33	$0.73

Anti-dilutive weighted average stock-based compensation awards(2)	25	17

(1)
There were no participating securities for net earnings allocation for all periods presented. HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be participating securities.

(2)
HP excludes stock options and restricted stock units where the assumed proceeds exceed the average market price from the calculation of diluted net EPS, because their effect would be anti-dilutive. The assumed proceeds of a stock option include the sum of its exercise price, average unrecognized compensation cost and excess tax benefits. The assumed proceeds of a restricted stock unit include the sum of its average unrecognized compensation cost and excess tax benefits.

Note 14: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

believes it has recorded adequate provisions for any such matters and, as of January 31, 2016, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP's financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and HP is indemnified in whole or in part by Hewlett Packard Enterprise for certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

  Litigation, Proceedings and Investigations

        Copyright Levies.    As described below, proceedings are ongoing or have been concluded involving HP in certain European Union ("EU") member countries, including litigation in Germany, Belgium and Austria, seeking to impose or modify levies upon equipment (such as multifunction devices ("MFDs") and alleging that these devices enable producing private copies of copyrighted materials. Descriptions of some of the ongoing proceedings are included below. The levies are generally based upon the number of products sold and the per-product amounts of the levies, which vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries have phased out levies or are expected to limit the scope of levy schemes and applicability in the digital hardware environment, particularly with respect to sales to business users. HP, other companies and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders.

        In September 2003, VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, filed a lawsuit against Fujitsu Technology Solutions GmbH ("Fujitsu") in the Munich Civil Court in Munich, Germany seeking to impose levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against Fujitsu. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that Fujitsu must pay €12 plus compounded interest for each PC sold in Germany since March 2001. Fujitsu appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. Fujitsu filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, were not subject to the levies on photocopiers established by that law. VG Wort subsequently filed a claim with the German Federal Constitutional Court challenging that ruling. In January 2011, the Constitutional Court published a decision holding that the German Federal Supreme Court decision was inconsistent with the German Constitution and revoking the German Federal Supreme Court decision. The Constitutional Court also remitted the matter to the German Federal Supreme Court for further action. On July 21, 2011, the German Federal Supreme Court stayed the

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

proceedings and referred several questions to the Court of Justice of the European Union ("CJEU") with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing on that matter with other cases relating to reprographic levies on printers that was held on October 31, 2013. The German Federal Supreme Court issued a decision on July 3, 2014 partially granting the claim of VG Wort. The German Federal Supreme Court decision provides that levies are due for audiovisual copying of standing text and pictures using a PC as the last device in a single reproduction process under the control of the same person, but no levies are due on a PC for reprographic copies made using a "PC-printer" or a "scanner-PC-printer" chain. The case has been remitted to the Munich Court of Appeals to assess the amount to be paid per PC unit.

        Reprobel, a cooperative society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, requested by extrajudicial means that HP amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the French-speaking chambers of the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that copyright levies payable on such MFDs must be assessed based on the copying speed when operated in the normal print mode set by default in the device. On November 16, 2012, the court issued a decision holding that Belgium law is not in conformity with EU law in a number of respects and ordered that, by November 2013, Reprobel substantiate that the amounts claimed by Reprobel are commensurate with the harm resulting from legitimate copying under the reprographic exception. HP subsequently appealed that court decision to the Courts of Appeal in Brussels seeking to confirm that the Belgian law is not in conformity with EU law and that, if Belgian law is interpreted in a manner consistent with EU law, no payments by HP are required or, alternatively, the payments already made by HP are sufficient to comply with its obligations under Belgian law. On October 23, 2013, the Court of Appeal in Brussels stayed the proceedings and referred several questions to the CJEU relating to whether the Belgian reprographic copyright levies system is in conformity with EU law. The case was heard by the CJEU on January 29, 2015 and on November 12, 2015, the CJEU published its judgment providing that a national legislation such as the Belgian one at issue in the main proceedings is incompatible with EU law in multiple legal points, as argued by HP. The Court of Appeal of Brussels now has to rule on the litigation between HP and Reprobel following the answers provided by the CJEU.

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

PageWide XL, wide scan printers, and printers using 4.25-inch thermal inkjet printheads, such as HP Web Presses and Photo Kiosks. On October 2, 2015, HP answered Memjet's complaint and asserted a counter-claim against Memjet for infringement of four HP patents. The products accused of infringement include various Memjet OEM printers that incorporate Memjet's printheads and print engines. On November 20, 2015, HP asserted three additional patents against Memjet. The patents asserted by both parties generally relate to inkjet printhead and print system technology. Both Memjet's and HP's respective complaints seek injunctive relief and monetary damages from the other party for alleged patent infringement. On November 16, 2015, Memjet was granted an ex parte preliminary injunction in Germany (State Court Munich), against HP Deutschland GmbH's sale and offers for sale of HP PageWide XL printers. Memjet's injunction request alleged that HP infringed one European patent. On January 29, 2016, the court lifted the preliminary injunction. In its written judgment dated February 2, 2016 the court ruled that Memjet had not satisfied the requirements for an injunction, as the HP PageWide XL printers do not appear to infringe the Memjet patent at issue and there was a lack of urgency for a preliminary injunction. Memjet may appeal the decision. On January 28, 2016, HP filed a claim in Ireland for declaratory relief that HP does not infringe the same patent and for revocation of the patent's Irish counterpart, and HP also filed a claim in the UK for declaratory relief and revocation of the patent's UK counterpart.

        India Directorate of Revenue Intelligence Proceedings.    On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the "DRI") issued show cause notices to Hewlett-Packard India Sales Private Limited ("HP India"), a subsidiary of HP, seven HP India employees and one former HP India employee alleging that HP India underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. Prior to the issuance of the show cause notices, HP India deposited approximately $16 million with the DRI and agreed to post a provisional bond in exchange for the DRI's agreement to not seize HP India products and spare parts and to not interrupt the transaction of business by HP India.

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

        HP India filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to remand the matter to the Commissioner on procedural grounds. The hearings scheduled to reconvene on April 6, 2015 and again on November 3, 2015 were cancelled at the request of the Customs Tribunal. A new hearing date has been set for April 11, 2016. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise will indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise's businesses.

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

        Stockholder Litigation.    As described below, HP is involved in various stockholder litigation matters commenced against certain current and former HP executive officers and/or certain current and former members of HP's Board of Directors in which the plaintiffs are seeking to recover damages related to HP's allegedly inflated stock price, certain compensation paid by HP to the defendants, other damages and/or injunctive relief. Pursuant to the separation and distribution agreement, HP and Hewlett Packard Enterprise share equally the cost and any damages arising from the following matters:

  •
  A.J. Copeland v. Léo Apotheker, et al. is a lawsuit that was filed on February 10, 2014 in the United States District Court for the Northern District of California alleging, among other things, that the defendants used their control over HP and its corporate suffrage process in effectuating, directly participating in and/or aiding and abetting violations of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 14a-9 promulgated thereunder, and violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and breach of the duty of candor. The claims arise out of the circumstances at HP relating to its 2013 and 2014 proxy statements, the departure of Mark Hurd as Chairman of HP's Board of Directors and HP's Chief Executive Officer, alleged violations of the Foreign Corrupt Practices Act, and HP's acquisition of 3PAR Inc. and Autonomy Corporation plc. On February 25, 2014, the court issued an order granting HP's administrative motion to relate this

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

    action to another pending matter filed by plaintiff, Copeland v. Lane, et al. On April 8, 2014, the court granted the parties' stipulation to stay the action pending resolution of Copeland v. Lane, et al by the United States Court of Appeals for the Ninth Circuit. The United States Court of Appeals for the Ninth Circuit affirmed the dismissal of Copeland v. Lane, et al on October 25, 2015. The deadline for the plaintiff to file an amended complaint was extended to March 9, 2016 and a case management conference is scheduled for April 14, 2016.

  •
  Cement & Concrete Workers District Council Pension Fund v. Hewlett-Packard Company, et al. is a putative securities class action filed on August 3, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from November 13, 2007 to August 6, 2010 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making statements regarding HP's Standards of Business Conduct ("SBC") that were false and misleading because Mr. Hurd, who was serving as HP's Chairman and Chief Executive Officer during that period, had been violating the SBC and concealing his misbehavior in a manner that jeopardized his continued employment with HP. On February 7, 2013, the defendants moved to dismiss the amended complaint. On August 9, 2013, the court granted the defendants' motion to dismiss with leave to amend the complaint by September 9, 2013. The plaintiff filed an amended complaint on September 9, 2013, and the defendants moved to dismiss that complaint on October 24, 2013. On June 25, 2014, the court issued an order granting the defendants' motions to dismiss and on July 25, 2014, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On November 4, 2014, the plaintiff-appellant filed its opening brief in the United States Court of Appeals for the Ninth Circuit. HP filed its answering brief on January 16, 2015 and the plaintiff-appellant's reply brief was filed on March 2, 2015. Oral argument has not yet been scheduled.

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

        Litigation.    As described below, HP is involved in various stockholder litigation relating to, among other things, its October 2011 acquisition of Autonomy and its November 20, 2012 announcement that it recorded a non-cash charge for the impairment of goodwill and intangible assets within Hewlett Packard Enterprise's software segment of approximately $8.8 billion in the fourth quarter of its 2012 fiscal year and HP's statements that, based on HP's findings from an ongoing investigation, the majority of this impairment charge related to accounting improprieties, misrepresentations to the market and disclosure failures at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy and the impact of those improprieties, failures and misrepresentations on the

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

expected future financial performance of the Autonomy business over the long term. This stockholder litigation was commenced against, among others, certain current and former HP executive officers, certain current and former members of HP's Board of Directors and certain advisors to HP. The plaintiffs in these litigation matters are seeking to recover certain compensation paid by HP to the defendants and/or other damages. Pursuant to the separation and distribution agreement, HP and Hewlett Packard Enterprise share equally the cost and any damages arising from these litigation matters. These matters include the following:

  •
  In re Hewlett-Packard Shareholder Derivative Litigation (the "Federal Court Derivative Action") consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP's acquisition of Autonomy and Autonomy's Intelligent Data Operating Layer technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in "abuse of control" over HP, corporate waste and were unjustly enriched. The litigation was stayed until June 2014. The lead plaintiff filed a stipulation of proposed settlement on June 30, 2014. The court declined to grant preliminary approval to this settlement, and, on December 19, 2014, also declined to grant preliminary approval to a revised version of the settlement. On January 22, 2015, the lead plaintiff moved for preliminary approval of a further revised version of the settlement. On March 13, 2015, the court issued an order granting preliminary approval to the settlement. On July 24, 2015, the court held a hearing to entertain any remaining objections to the settlement and decide whether to grant final approval of the settlement. On July 30, 2015, the court granted final approval to the settlement and denied all remaining objections to the settlement. Three objectors to the settlement appealed the court's final approval order to the Ninth Circuit. Plaintiffs-appellants filed their opening briefs on December 30, 2015. HP's response brief was filed on February 29, 2016, and the reply brief is due 14 days after service of the response brief.

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

HP INC. AND SUBSIDIARIES

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

  Environmental

        HP's operations and products are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of HP's products and the recycling, treatment and disposal of those products. In particular, HP faces increasing complexity in its product design and procurement operations as it adjusts to new and future requirements relating to the chemical and materials composition of its products, their safe use, and the energy consumption associated with those products, including requirements relating to climate change. HP is also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). HP could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws or if its products become noncompliant with environmental laws. HP's potential exposure includes fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean-up costs. The amount and timing of costs to comply with environmental laws are difficult to predict.

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

        The separation and distribution agreement includes provisions that provide for the allocation of environmental liabilities between HP and Hewlett Packard Enterprise including certain remediation obligations; responsibilities arising from the chemical and materials composition of our respective products, their safe use and their energy consumption; obligations under product take back legislation that addresses the collection, recycling, treatment and disposal of products; and other environmental matters. HP will generally be responsible for environmental liabilities related to the properties and other assets, including products, allocated to HP under the separation and distribution agreement and other ancillary agreements. Under these agreements, HP will indemnify Hewlett Packard Enterprise for liabilities for specified ongoing remediation projects, subject to certain limitations, and Hewlett Packard Enterprise has a payment obligation for a specified portion of the cost of those remediation projects. In addition, HP will share with Hewlett Packard Enterprise other environmental liabilities as set forth in the separation and distribution agreement. HP is indemnified in whole or in part by Hewlett Packard Enterprise for liabilities arising from the assets assigned to Hewlett Packard Enterprise and for certain environmental matters as detailed in the separation and distribution agreement.

Note 15: Guarantees, Indemnifications and Warranties

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Guarantees, Indemnifications and Warranties (Continued)

        For information on the cross-indemnifications related to the tax matter agreements and litigations effective upon the Separation on November 1, 2015, see Note 7 "Taxes on Earnings" and Note 14 "Litigation and Contingencies", respectively.

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

        HP's aggregate product warranty liabilities and changes were as follows:

Three months ended January 31, 2016
In millions
Balance at beginning of period	$1,184
Accruals for warranties issued	288
Adjustments related to pre-existing warranties (including changes in estimates)	(22)
Settlements made (in cash or in kind)	(307)

Balance at end of period	$1,143

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

  •
  HP Inc. Separation Transaction.  A discussion of the separation of Hewlett Packard Enterprise Company, Hewlett-Packard Company's former enterprise technology infrastructure, software, services and financing businesses.

  •
  Overview.  A discussion of our business and other highlights affecting the company to provide context for the remainder of this MD&A.

  •
  Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

  •
  Results of Operations.  An analysis of our continuing financial results comparing the three months ended January 31, 2016 to the prior-year period. A discussion of the results of continuing operations is followed by a more detailed discussion of the results of operations by segment.

  •
  Liquidity and Capital Resources.  An analysis of changes in our cash flows and a discussion of our continuing financial condition and liquidity.

  •
  Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan contributions, restructuring plans, uncertain tax positions and off-balance sheet arrangements of our continuing operations and separation costs.

        We intend the discussion of our continuing financial condition and results of continuing operations that follows to provide information that will assist the reader in understanding our Consolidated Condensed Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Condensed Financial Statements. This discussion should be read in conjunction with our Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this document.

HP Inc. Separation Transaction

        On November 1, 2015 (the "Distribution Date"), we completed the separation of Hewlett Packard Enterprise Company ("Hewlett Packard Enterprise"), Hewlett-Packard Company's former enterprise technology infrastructure, software, services and financing businesses (the "Separation"). In connection with the Separation, Hewlett-Packard Company changed its name to HP Inc. ("HP").

        On the Distribution Date, each of our stockholders of record as of the close of business on October 21, 2015 (the "Record Date") received one share of Hewlett Packard Enterprise common stock for every one share of our common stock held as of the Record Date. We distributed a total of approximately 1.8 billion shares of Hewlett Packard Enterprise common stock to our stockholders. Hewlett Packard Enterprise is now an independent public company trading on the New York Stock Exchange ("NYSE") under the symbol "HPE". After the Separation, we do not beneficially own any shares of Hewlett Packard Enterprise common stock.

        The historical results of operations and financial positions of Hewlett Packard Enterprise are reported as discontinued operations in our Consolidated Condensed Financial Statements. For further

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

information on discontinued operations, see Note 2 "Discontinued Operations", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

OVERVIEW

        We are a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions, and services. We sell to individual consumers, small- and medium-sized businesses ("SMBs") and large enterprises, including customers in the government, health, and education sectors. We have three segments for financial reporting purposes: Personal Systems, Printing and Corporate Investments. The Personal Systems segment offers commercial personal computers ("PCs"), consumer PCs, workstations, thin clients, tablets, retail point-of-sale systems, calculators and other related accessories, software, support, and services for the commercial and consumer markets. The Printing segment provides consumer and commercial printer hardware, supplies, media, solutions and services, as well as scanning devices.

  •
  In Personal Systems, our strategic focus is on profitable growth through improved market segmentation with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, HP is investing significantly in premium and mobility form factors such as convertible notebooks, detachable notebooks, and commercial tablets in order to meet customer preference for mobile, thinner and lighter devices. We anticipate gradual recovery in the market long-term given our product lineup and roadmap, broadly combined with our strength in commercial markets and the increased acceptance of Windows 10, combined with Intel's Skylake processor family transition, which may represent a catalyst for demand among commercial customers.

  •
  In Printing, our strategic focus is in areas such as business printing which includes delivering solutions to SMB and Enterprise customers such as multi-function and PageWide printers, including our newly launched JetIntelligence lineup of LaserJet printers; shift to contractual solutions that include Managed Print Services and Instant Ink which presents strong aftermarket supplies opportunities; and graphics, with innovation such as our Indigo product offerings. We plan to continue to focus on shifting the mix in the installed base to higher value units and expanding our innovative ink, laser and graphics programs. We continue to execute on our key initiatives of focusing on products targeted at high usage categories and introducing new revenue delivery models. In the consumer market, our Ink in the Office initiative is continuing to shift the installed base to more valuable units. In the commercial market, our focus is on placing higher value printer units which offers positive annuity of toner and ink as well as accelerating growth in graphic solutions products.

        We continue to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. One set of challenges relates to dynamic and accelerating market trends such as the decline in the PC market. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution.

  •
  In Personal Systems, we are witnessing soft demand in the Personal Computer ("PC") market as customers hold onto their PCs longer, thereby extending PC refresh cycles. Demand for PCs is

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

    being impacted by weaker macroeconomic conditions and currency depreciation in Latin America, Canada and certain Asian and European markets. Additionally, industry wide, PC channels in some regions are working through excess channel inventory, which is impacting sell in. As such, we anticipate continued market headwinds for the next several quarters.

  •
  In Printing, we are experiencing the impact of demand challenges in consumer and commercial markets. We are also experiencing an overall competitive pricing environment due to aggressive pricing from our Japanese competitors, given the weakness of the Japanese yen.

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

        For a further discussion of trends, uncertainties and other factors that could impact our continuing operating results, see the section entitled "Risk Factors" in Item 1A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Our management believes that there have been no significant changes during the three months ended January 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

ACCOUNTING PRONOUNCEMENTS

        For a summary of recent accounting pronouncements applicable to our consolidated condensed financial statements see Note 1, "Overview and Significant Accounting Policies", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

RESULTS OF OPERATIONS

        Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our net revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in net revenue on a constant currency basis, which assumes no change in foreign currency exchange rates from the prior-year period and doesn't adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This information is provided so that net revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

evaluates our net revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in net revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2016		2015
	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$12,246	100.0%	$13,858	100.0%
Cost of sales(1)	(9,961)	(81.3)%	(11,173)	(80.6)%

Gross profit	2,285	18.7%	2,685	19.4%
Research and development	(292)	(2.4)%	(304)	(2.2)%
Selling, general and administrative	(1,037)	(8.5)%	(1,222)	(8.8)%
Amortization of intangible assets	(8)	(0.0)%	(27)	(0.2)%
Restructuring charges	(20)	(0.2)%	(14)	(0.1)%

Earnings from continuing operations before interest and taxes	928	7.6%	1,118	8.1%
Interest and other, net	(94)	(0.8)%	(121)	(0.9)%

Earnings from continuing operations before taxes	834	6.8%	997	7.2%
Provision for taxes	(184)	(1.5)%	(227)	(1.6)%

Earnings from continuing operations, net of taxes	650	5.3%	770	5.6%
(Loss) earnings from discontinued operations, net of taxes	(58)	(0.5)%	596	4.3%

Net earnings	$592	4.8%	$1,366	9.9%

(1)
Cost of products and services.

Net Revenue

        During the three months ended January 31, 2016, total net revenue declined 11.6% (declined 4.9% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 4.9% to $4.2 billion and net revenue from international operations decreased 14.8% to $8.0 billion.

        The primary factors contributing to the net revenue decline were unfavorable currency impacts and an overall competitive pricing environment driven by weak market demand and economic slowdown. We experienced a net revenue decline across all regions. The net revenue decline was partially offset by the recognition of revenue, during the three months ended January 31, 2016, which was previously deferred in relation to sales to the pre-Separation finance entity. These effects were in addition to elimination of intercompany sales to the pre-Separation finance entity during the prior-year period, which is included in discontinued operations.

        A detailed discussion of the factors contributing to the changes in segment net revenue is included under "Segment Information" below.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Gross Margin

        HP gross margin decreased by 0.7 percentage points for the three months ended January 31, 2016 as compared to the prior-year period. The primary factors impacting gross margin performance were unfavorable currency impacts and a competitive pricing environment across LaserJet and Inkjet businesses, partially offset by favorable commodity costs, pricing and mix in Personal Systems and a higher proportion of ink and graphics supplies sales in Printing. A detailed discussion of the factors contributing to the changes in segment gross margins is included under "Segment Information" below.

Operating Expenses

  Research and Development

        R&D expense decreased 4% for the three months ended January 31, 2016 as compared to the prior-year period, due primarily to favorable currency impacts.

  Selling, General and Administrative

        SG&A expense decreased 15% for the three months ended January 31, 2016 as compared to the prior-year period. The decline was due primarily to lower corporate governance and other overhead costs which were related to the pre-Separation combined entity and favorable currency impacts.

  Amortization of Intangible Assets

        Amortization of intangible assets decreased for the three months ended January 31, 2016 as compared to the prior year period, due primarily to intangible assets associated with the Compaq trade name reaching the end of its amortization period.

  Restructuring Charges

        Restructuring charges increased for the three months ended January 31, 2016 as compared to the prior year period, due to charges in connection with the multi-year plan announced in September 2015 (the "2015 Plan") in connection with the Separation.

Interest and Other, Net

        Interest and other, net expense decreased by $27 million for the three months ended January 31, 2016 as compared to the prior-year period. The decline was due primarily to a lower volume of foreign currency transactions and losses during the first quarter of fiscal 2016. These losses were partially offset by higher interest expense due to an increase in weighted average interest rate, lower interest income and a decline in other miscellaneous income.

Provision for Taxes

        Our effective tax rate for continuing operations was 22.0% and 22.7% for the three months ended January 31, 2016 and 2015, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the U.S.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        During the three months ended January 31, 2016, we recorded $54 million of net tax benefits related to discrete items in the provision for taxes for continuing operations. This amount included a tax benefit of $41 million arising from the retroactive research and development credit provided by the Consolidated Appropriations Act of 2016 signed into law in December 2015, a tax benefit of $6 million on restructuring charges, and a tax benefit of $39 million related to provision to return adjustments. These tax benefits were offset by tax charges of $27 million related to uncertain tax positions and $5 million related to various other items.

        During the three months ended January 31, 2015, we recorded $26 million of net tax benefits related to discrete items in the provision for taxes for continuing operations. These amounts included a tax benefit of $26 million arising from the retroactive research and development credit provided by the Tax Increase Prevention Act of 2014 signed into law in December 2014, a tax benefit of $12 million on separation charges, a tax benefit of $3 million on restructuring charges, and a tax benefit of $11 million for adjustments related to uncertain tax positions. These tax benefits were offset by a tax charge of $26 million related to provision to return adjustments.

Segment Information

        A description of the products and services for each segment can be found in Note 3, "Segment Information" to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

        Effective at the beginning of its first quarter of fiscal 2016, HP implemented an organizational change to align its segment financial reporting more closely with its current business structure. In addition, HP implemented a reporting change to provide better transparency to its segment operating results. This reporting change resulted in the exclusion of certain market-related factors such as interest cost, expected return on plan assets, amortized actuarial gains/losses, and impacts from other market-related factors related to its defined benefit pension and post-retirement benefit plans from its segment operating results. This change also resulted in the exclusion of certain plan curtailments, settlements and special termination benefits related to its defined benefit pension and post-retirement benefit plans from HP's segment operating results. Segment operating results will continue to include service costs and amortization of prior service costs associated with HP's defined benefit pension and post-retirement benefit plans. The organizational and reporting changes had an immaterial impact to previously reported segment net revenue and earnings from operations. These changes had no impact on HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

Personal Systems

	Three months ended January 31
	2016	2015	% Change
	Dollars in millions
Net revenue	$7,467	$8,562	(12.8)%
Earnings from operations	$229	$303	(24.4)%
Earnings from operations as a % of net revenue	3.1%	3.5%

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue
			Weighted Net Revenue Change
	2016	2015
	Dollars in millions		Percentage Points
Notebooks	$4,205	$4,724	(6.1)
Desktops	2,527	2,949	(4.9)
Workstations	444	526	(1.0)
Other	291	363	(0.8)

Total Personal Systems	$7,467	$8,562	(12.8)

        Personal Systems net revenue decreased 12.8% (decreased 6.0% on a constant currency basis) for the three months ended January 31, 2016 as compared to the prior-year period. The net revenue decline in Personal Systems was due primarily to unfavorable currency impacts and weak market demand. Personal Systems net revenue decreased as a result of a 13% decline in unit volume while the average selling prices ("ASPs") remained flat. The unit volume decline was due primarily to an overall decline in desktops and consumer notebooks, partially offset by a unit volume growth in commercial notebooks. The ASPs remained flat as unfavorable currency impacts were offset by favorable mix and pricing.

        Net revenue for commercial clients decreased 11% and consumer clients decreased 16% due primarily to unfavorable currency impacts and weak market demand. Net revenue declined 11% in Notebooks, 14% in Desktops, 16% in Workstations and 20% in Other. The net revenue decline in Other was due primarily to a decline in the sales of consumer tablets.

        Personal Systems earnings from operations as a percentage of net revenue decreased by 0.4 percentage points for the three months ended January 31, 2016 as compared to the prior-year period as a result of flat gross margin and an increase in operating expenses as a percentage of net revenue. Gross margin remained flat due primarily to favorable commodity costs combined with favorable pricing and mix, the effects of which were offset by unfavorable currency impacts. Operating expenses as a percentage of net revenue increased due to the decline in net revenues.

Printing

	Three months ended January 31
	2016	2015	% Change
	Dollars in millions
Net revenue	$4,642	$5,596	(17.0)%
Earnings from operations	$787	$1,050	(25.0)%
Earnings from operations as a % of net revenue	17.0%	18.8%

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The components of net revenue and weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue
			Weighted Net Revenue Change
	2016	2015
	Dollars in millions		Percentage Points
Supplies	$3,101	$3,601	(8.9)
Commercial Hardware	1,219	1,394	(3.1)
Consumer Hardware	322	601	(5.0)

Total Printing	$4,642	$5,596	(17.0)

        Printing net revenue decreased 17.0% (decreased 10.7% on a constant currency basis) for the three months ended January 31, 2016 as compared to the prior-year period. The decline in net revenue was primarily driven by unfavorable currency impacts and competitive pricing pressures in part due to, weak market demand and economic slowdown. These factors resulted in a net revenue decline across Supplies and Inkjet and LaserJet printers. Net revenue for Supplies decreased 14% due primarily to unfavorable currency impacts, demand weakness and a competitive pricing environment. Printer unit volume decreased 20% while the average revenue per unit ("ARU") declined 1%. Printer unit volume decreased due primarily to us driving more pricing discipline in the market, particularly in Inkjet printers, weak market demand and focus on placing higher value units. Printer ARU declined due primarily to a highly competitive pricing environment and unfavorable currency impacts in LaserJet and Inkjet printers, partially offset by a mix shift to high-value printers.

        Net revenue for Commercial Hardware decreased 13% as compared to the prior-year period driven by a 15% decline in unit volume and flat ARU, partially offset by an increase in other peripheral printing solutions. The unit volume in Commercial Hardware declined due primarily to a decline in LaserJet printers, particularly mono laser printers. The ARU remained flat in Commercial Hardware due primarily to an ARU decline in LaserJet printers driven by unfavorable currency impacts, offset by a higher mix of high-value printer sales. Net revenue for Consumer Hardware decreased 46% as compared to the prior-year period due to a 23% decline in printer unit volume, 15% decline in ARU and a decline in other printing solutions largely driven by the divestiture of Snapfish in the prior-year period. The unit volume decline in Consumer Hardware was due primarily to us driving more pricing discipline in the market and continued efforts to target high-value areas of the market which resulted in lower sales of home printers as well as weakness in demand. The ARU decline in Consumer Hardware was due primarily to increased discounting in SMB printers driven by a highly competitive pricing environment as well as unfavorable currency impacts in Inkjet printers.

        Printing earnings from operations as a percentage of net revenue decreased by 1.8 percentage points for the three months ended January 31, 2016 as compared to the prior-year period due to a decline in gross margin and an increase in operating expenses as a percentage of net revenue. The gross margin decline was due primarily to unfavorable currency impacts and competitive pricing across LaserJet and Inkjet businesses, partially offset by a higher proportion of ink and graphics supplies sales. Operating expenses as a percentage of net revenue increased due to the decline in net revenue. Printing operating expenses declined as a result of favorable currency impacts and cost-saving initiatives.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments

        Corporate Investments loss from operations increased from $5 million to $23 million, for the three months ended January 31, 2016 as compared to the prior-year period. The decrease was due primarily to expenses associated with incubation projects.

LIQUIDITY AND CAPITAL RESOURCES

        We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, separation activities, principal and interest payments on debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We are able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities made available by various domestic and foreign financial institutions. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled "Risk Factors" in Item 1A of Part II in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 and the market risks identified in the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of Part I, which are incorporated herein by reference.

        Our cash balances are held in numerous locations throughout the world, with the vast majority of those amounts held outside of the U.S. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Our cash position remains strong, and we expect that our cash balances, anticipated cash flow generated from operations and access to capital markets will be sufficient to cover our expected near-term cash outlays.

        Amounts held outside of the U.S. are generally utilized to support non U.S. liquidity needs, although a portion of those amounts may from time to time be subject to short-term intercompany loans into the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, some would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign earnings is restricted by local law. Except for foreign earnings that are considered indefinitely reinvested outside of the U.S., we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the U.S. and we would meet liquidity needs through ongoing cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

Liquidity

        On November 1, 2015, we completed the separation of Hewlett Packard Enterprise and the distribution to our shareholders who received one share of Hewlett Packard Enterprise common stock

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

for every one share of HP common stock held as of the Record Date. In the three months ended January 31, 2016, we made a final net cash transfer of $526 million to Hewlett Packard Enterprise.

	Three months ended January 31
	2016	2015
	In millions
Net cash (used in) provided by operating activities	$(108)	$744
Net cash used in investing activities	(111)	(838)
Net cash used in financing activities	(13,526)	(2,120)

Decrease in cash and cash equivalents	$(13,745)	$(2,214)

Operating Activities

        Compared to the corresponding period in fiscal 2015, net cash from operating activities decreased by $852 million for the three months ended January 31, 2016, due primarily to the earnings of the discontinued operations.

Working Capital Metrics:

        Management utilizes current cash conversion cycle information to manage HP's working capital levels. The table below presents the cash conversion cycle information for the quarter ended January 31, 2016.

	As of
	January 31, 2016	October 31, 2015	Change
Days of sales outstanding in accounts receivable ("DSO")	30	35	(5)
Days of supply in inventory ("DOS")	37	39	(2)
Days of purchases outstanding in accounts payable ("DPO")	(82)	(93)	11

Cash conversion cycle	(15)	(19)	4

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

        DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. The decrease in DSO was due primarily to favorable revenue linearity partially offset by lower usage of cash discounts by our customers and the impact of the deferred revenue reversal related to our pre-Separation finance entity.

        DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. The decrease in DOS was primarily due to strong inventory management.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. The decrease in DPO was the result of unfavorable purchasing linearity, volume and supplier mix.

Investing Activities

        Compared to the corresponding period in fiscal 2015, net cash used in investing activities decreased by $727 million for the three months ended January 31, 2016, due primarily to lower capital expenditures as a result of the Separation of Hewlett Packard Enterprise.

Financing Activities

        Compared to the corresponding period in fiscal 2015, net cash used in financing activities increased by $11.4 billion for the three months ended January 31, 2016, due primarily to the cash transfer of $10.4 billion to Hewlett Packard Enterprise in connection with the Separation and the early repayment of $2.1 billion of U.S. Dollar Global Notes.

Capital Resources

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Outstanding borrowings decreased to $6.7 billion as of January 31, 2016, as compared to $8.9 billion as of October 31, 2015, bearing weighted-average interest rates of 4.1% for January 31, 2016 and 3.7% for October 31, 2015. During the first three months of fiscal 2016, we repaid $2.1 billion of U.S. Dollar Global Notes.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 10, "Financial Instruments", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Available Borrowing Resources

        As of January 31, 2016, we had available borrowing resources of $4.0 billion from our commercial paper program and $881 million from uncommitted lines of credit. For more information on our borrowings, see Note 11, "Borrowings", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

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

CONTRACTUAL AND OTHER OBLIGATIONS

Contractual Obligations

        As of January 31, 2016, our contractual obligations from continuing operations have not changed significantly since October 31, 2015. After the Separation, we have additional contractual obligations related to lease transactions with Hewlett Packard Enterprise's Financial Services. As of January 31, 2016, the total future lease obligations are as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Operating lease obligations	$369	$154	$180	$35	$—
Capital lease obligations	$43	$10	$19	$14	$—

Retirement and Post-Retirement Benefit Plan Contributions

        As of January 31, 2016, we anticipate making contributions of approximately $15 million to our non-U.S. pension plans, $28 million to cover benefit payments to U.S. non-qualified pension plan participants and $35 million to cover benefit claims for our post-retirement benefit plans for the remainder of fiscal 2016. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 5, "Retirement and Post-Retirement Benefit Plans", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Cost Saving Plan

        On February 24, 2016, we announced the acceleration of our existing Fiscal 2015 Plan. We expect future cash payments of approximately $300 million in connection with this acceleration to be paid through fiscal 2016. For more information on our restructuring activities that are part of our cost improvements, see Note 4, "Restructuring", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Uncertain Tax Positions

        As of January 31, 2016, we had approximately $2.3 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 7, "Taxes on Earnings", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Separation Costs

        As of January 31, 2016, we expect future cash payments of approximately $200 million in connection with our separation charges, which are expected to be paid in the remainder of fiscal 2016, with subsequent tax credit amounts expected over later years.

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

        We have third-party short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party short-term financing arrangements, see Note 8, "Balance Sheet Details", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HP, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2015.

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

 PART II. Other Information

ITEM 1. Legal Proceedings.

        Information with respect to this item may be found in Note 14, "Litigation and Contingencies" to the Consolidated Condensed Financial Statements in Item 1of Part I, which is incorporated herein by reference.

ITEM 1A. Risk Factors.

        Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
November 2015	8,821	$14.61	8,821	$1,904,208
December 2015	30,283	$12.23	30,283	$1,533,857
January 2016	27,904	$10.67	27,904	$1,236,165

Total	67,008	$11.89	67,008

        On July 21, 2011, HP's Board of Directors authorized a $10.0 billion share repurchase program. HP may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All share repurchases settled in the first quarter of fiscal 2016 were open market transactions. As of January 31, 2016, HP had remaining authorization of $1.2 billion for future share repurchases.

ITEM 5. Other Information.

        None.

ITEM 6. Exhibits.

        The Exhibit Index beginning on page 71 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HP INC.
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: March 2, 2016

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.3	November 5, 2015
2(d)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
2(e)	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.5	November 5, 2015
2(f)	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.6	November 5, 2015
2(g)	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC.**	8-K	001-04423	2.7	November 5, 2015
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(c)	Registrant's Certificate of Designation of Series A Junior Redeemable Preferred Stock	8-K	001-04423	3.1	October 22, 2015
3(d)	Registrant's Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(e)	Registrant's Third Amended and Restated Bylaws.	8-K	001-04423	3.1	February 8, 2016
4(a)	Senior Indenture between the Registrant and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Subordinated Indenture.	S-3	333-30786	4.2	March 17, 2000
4(c)	Form of Registrant's 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	December 2, 2010
4(d)	Form of Registrant's 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.5 and 4.6	June 1, 2011
4(e)	Form of Registrant's 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(f)	Form of Registrant's 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(g)	Form of Registrant's 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant's 2.750% Global Note due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(i)	Specimen certificate for the Registrant's common stock.	8-K/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	March 10, 2008
10(k)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(1)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
10(j)(j)	Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.	8-K	001-04423	10.1	November 5, 2015

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)(k)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)
10(l)(l)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*‡	10-K	001-04423	10(f)(f)(f)
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)
10(n)(n)	Registrant's 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*‡
10(o)(o)	Registrant's Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*‡
10(p)(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*‡
10(q)(q)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*‡
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*‡
10(s)(s)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*‡
10(t)(t)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*‡
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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