Form 10-Q
period 2016-04-30
HP INC
filed 2016-06-03
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: April 30, 2016
Or
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

        The number of shares of HP common stock outstanding as of April 30, 2016 was 1,710,606,551 shares.

HP INC. AND SUBSIDIARIES

Form 10-Q

For the Quarterly Period ended April 30, 2016

        In this report on Form 10-Q, for all periods presented, "we", "us", "our", "company", "HP" and "HP Inc." refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring charges; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP's businesses; the competitive pressures faced by HP's businesses; risks associated with executing HP's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP's products and the delivery of HP's services effectively; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; risks associated with HP's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP's business) and the anticipated benefits of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP's business) and the anticipated benefits of the restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016, and that are otherwise described or updated from time to time in HP's other filings with the Securities and Exchange Commission (the "SEC"). HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions, except per share amounts
Net revenue	$11,588	$12,977	$23,834	$26,835
Costs and expenses:
Cost of revenue	9,338	10,415	19,299	21,588
Research and development	301	305	593	609
Selling, general and administrative	1,002	1,228	2,039	2,450
Restructuring charges	100	7	120	21
Amortization of intangible assets	6	25	14	52

Total costs and expenses	10,747	11,980	22,065	24,720

Earnings from continuing operations	841	997	1,769	2,115
Interest and other, net	(5)	(78)	(99)	(199)

Earnings from continuing operations before taxes	836	919	1,670	1,916
Provision for taxes	(176)	(186)	(360)	(413)

Net earnings from continuing operations	660	733	1,310	1,503
Net (loss) earnings from discontinued operations	(31)	278	(89)	874

Net earnings	$629	$1,011	$1,221	$2,377

Net earnings (loss) per share:
Basic
Continuing operations	$0.38	$0.41	$0.75	$0.82
Discontinued operations	(0.01)	0.15	(0.05)	0.48

Total basic net earnings per share	$0.37	$0.56	$0.70	$1.30

Diluted
Continuing operations	$0.38	$0.40	$0.75	$0.81
Discontinued operations	(0.02)	0.15	(0.06)	0.48

Total diluted net earnings per share	$0.36	$0.55	$0.69	$1.29

Cash dividends declared per share	—	—	$0.25	$0.32

Weighted-average shares used to compute net earnings per share:
Basic	1,720	1,814	1,748	1,824

Diluted	1,731	1,836	1,758	1,848

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions
Net earnings	$629	$1,011	$1,221	$2,377

Other comprehensive loss before taxes:
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	1	(59)	1	(13)

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(145)	(18)	(40)	613
Gains reclassified into earnings	(62)	(556)	(96)	(890)

	(207)	(574)	(136)	(277)

Change in unrealized components of defined benefit plans:
Losses arising during the period	(4)	—	(4)	—
Amortization of actuarial loss and prior service benefit	12	104	24	216
Settlements and other	1	4	1	2

	9	108	21	218

Change in cumulative translation adjustment	—	—	—	(68)

Other comprehensive loss before taxes	(197)	(525)	(114)	(140)
Benefit from taxes	53	198	69	19

Other comprehensive loss, net of taxes	(144)	(327)	(45)	(121)

Comprehensive income	$485	$684	$1,176	$2,256

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(Unaudited)

	As of
	April 30, 2016	October 31, 2015
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$4,636	$7,584
Accounts receivable	3,884	4,825
Inventory	3,547	4,288
Other current assets	3,318	4,498
Current assets of discontinued operations	—	30,592

Total current assets	15,385	51,787

Property, plant and equipment	1,572	1,492
Goodwill	5,672	5,680
Other non-current assets	2,894	1,592
Non-current assets of discontinued operations	—	46,331

Total assets	$25,523	$106,882

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$64	$2,194
Accounts payable	9,099	10,194
Employee compensation and benefits	700	747
Taxes on earnings	136	243
Deferred revenue	885	1,051
Other accrued liabilities	5,978	6,241
Current liabilities of discontinued operations	—	21,521

Total current liabilities	16,862	42,191

Long-term debt	6,708	6,677
Other non-current liabilities	6,739	7,414
Non-current liabilities of discontinued operations	—	22,449
Commitments and contingencies
Stockholders' equity:
HP stockholders' (deficit) equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,711 and 1,804 shares issued and outstanding at April 30, 2016 and October 31, 2015, respectively)	17	18
Additional paid in capital	967	1,963
Retained earnings (deficit)	(1,266)	32,089
Accumulated other comprehensive loss	(4,504)	(6,302)

Total HP stockholders' (deficit) equity	(4,786)	27,768
Non-controlling interests of discontinued operations	—	383

Total stockholders' (deficit) equity	(4,786)	28,151

Total liabilities and stockholders' equity	$25,523	$106,882

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30
	2016	2015
	In millions
Cash flows from operating activities:
Net earnings	$1,221	$2,377
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	164	2,031
Stock-based compensation expense	101	316
Provision for doubtful accounts	26	29
Provision for inventory	19	135
Restructuring charges	120	401
Deferred taxes on earnings	600	—
Excess tax benefit from stock-based compensation	(2)	(118)
Other, net	(95)	297
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	894	1,494
Financing receivables	—	245
Inventory	722	53
Accounts payable	(1,063)	(892)
Taxes on earnings	(505)	85
Restructuring	(68)	(703)
Other assets and liabilities	(667)	(3,542)

Net cash provided by operating activities	1,467	2,208

Cash flows from investing activities:
Investment in property, plant and equipment	(206)	(1,726)
Proceeds from sale of property, plant and equipment	—	211
Purchases of available-for-sale securities and other investments	(122)	(108)
Maturities and sales of available-for-sale securities and other investments	12	123
Payment made in connection with business acquisitions	—	(139)
Proceeds from business divestiture	61	—

Net cash used in investing activities	(255)	(1,639)

Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	39	1,858
Proceeds from debt, net of issuance costs	4	1,587
Payment of debt	(2,158)	(1,895)
Settlement of cash flow hedges	6	—
Net transfer of cash and cash equivalents to Hewlett Packard Enterprise Company	(10,375)	—
Issuance of common stock under employee stock plans	9	223
Repurchase of common stock	(1,102)	(2,230)
Excess tax benefit from stock-based compensation	2	118
Cash dividends paid	(434)	(595)

Net cash used in financing activities	(14,009)	(934)

Decrease in cash and cash equivalents	(12,797)	(365)
Cash and cash equivalents at beginning of period	17,433	15,133

Cash and cash equivalents at end of period	$4,636	$14,768

Supplemental schedule of non-cash investing and financing activities:
Net assets transferred to Hewlett Packard Enterprise Company	$22,197	$—
Purchase of assets under capital leases	$73	$—

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

        In connection with the Separation, HP and Hewlett Packard Enterprise have entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including among others a tax matters agreement, an employee matters agreement, a transition service agreement, a real estate matters agreement, a master commercial agreement and an information technology service agreement. For more information on the impacts of these agreements, see Note 5, "Retirement and Post-Retirement Benefit Plans", Note 6, "Stock-Based Compensation", Note 7, "Taxes on Earnings", Note 14, "Litigation and Contingencies" and Note 15, "Guarantees, Indemnifications and Warranties".

  Basis of Presentation

        The accompanying Consolidated Condensed Financial Statements of HP and its wholly-owned subsidiaries are prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"). The interim financial information is unaudited, but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended October 31, 2015 in the Annual Report on Form 10-K filed on December 16, 2015 and in the Current Report on Form 8-K filed on April 27, 2016. The Consolidated Condensed Balance Sheet for October 31, 2015 was derived from audited financial statements.

        After the Separation, HP no longer consolidates the financial results of Hewlett Packard Enterprise within its financial results of continuing operations. For all the periods prior to the Separation, the financial results of Hewlett Packard Enterprise are presented as net earnings from discontinued operations in the Consolidated Condensed Statements of Earnings and assets and liabilities from discontinued operations in the Consolidated Condensed Balance Sheets. Fiscal 2015 information in the accompanying Notes to the Consolidated Condensed Financial Statements have been revised to reflect the effect of the Separation, except for balances related to stockholders' (deficit) equity. The historical statements of comprehensive income and cash flows have not been revised to reflect the effect of the Separation. For further information on discontinued operations, see Note 2, "Discontinued Operations".

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Overview and Basis of Presentation (Continued)

  Principles of Consolidation

        The Consolidated Condensed Financial Statements include the accounts of HP and its subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. HP presents non-controlling interests as a separate component within Total stockholders' (deficit) equity in the Consolidated Condensed Balance Sheets. All intercompany balances and transactions have been eliminated.

  Use of Estimates

        The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

  Accounting Pronouncements

        In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance which amends the existing accounting standards for share-based payments. The amendment changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. HP is required to adopt the guidance in the first quarter of fiscal 2018. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on its Consolidated Condensed Financial Statements.

        In February 2016, the FASB issued guidance which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months. HP is required to adopt the guidance in the first quarter of fiscal 2020 using a modified retrospective approach. HP is currently evaluating the timing and the impact of this guidance on its Consolidated Condensed Financial Statements.

        In January 2016, the FASB issued guidance which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The updated guidance primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. HP is required to adopt the guidance in the first quarter of fiscal 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. HP is currently evaluating the timing and the impact of this guidance on its Consolidated Condensed Financial Statements.

        In April 2015, the FASB amended the existing accounting standards for intangible assets. The amendment provides explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. HP is required to adopt the guidance in the first quarter of fiscal 2017; however early adoption is permitted. The amendment may be adopted either

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Overview and Basis of Presentation (Continued)

prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. HP is currently evaluating the impact of this guidance on its Consolidated Condensed Financial Statements.

        In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendment requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. HP is required to adopt the guidance in the first quarter of fiscal 2017. Early adoption is permitted. The amendment should be applied retrospectively with the adjusted balance sheet of each individual period presented, in order to reflect the period-specific effects of applying the new guidance. HP is currently evaluating the timing and the impact of this guidance on its Consolidated Condensed Financial Statements.

        In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update for a one-year deferral of the effective date, with an option of applying the standard on the original effective date, which for HP is the first quarter of fiscal 2018. In accordance with this deferral, HP is required to adopt these amendments in the first quarter of fiscal 2019. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. HP is continuing to evaluate the impact of this guidance and the transition alternatives on its Consolidated Condensed Financial Statements.

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

        After the Separation, HP no longer consolidates the financial results of Hewlett Packard Enterprise within its financial results of continuing operations. For all the periods prior to the Separation, the financial results of Hewlett Packard Enterprise are presented as net earnings from discontinued operations in the Consolidated Condensed Statements of Earnings and assets and liabilities from discontinued operations in the Consolidated Condensed Balance Sheets. For all the

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Discontinued Operations (Continued)

periods after the Separation, discontinued operations includes separation costs primarily related to third-party consulting, contractor fees and other costs.

        The following table presents the financial results of HP's discontinued operations:

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions, except per share amounts
Net revenue	$—	$12,476	$—	$25,457
Cost of revenue(1)	—	8,930	—	18,328
Expenses(2)	41	3,112	128	5,893
Interest and other, net(3)(4)	17	61	17	114

(Loss) earnings from discontinued operations before taxes	(58)	373	(145)	1,122
Benefit from (provision for) taxes(4)	27	(95)	56	(248)

(Loss) earnings from discontinued operations, net of taxes	$(31)	$278	$(89)	$874

(1)
Cost of products, cost of services and financing interest.

(2)
Expenses for the three and six months ended April 30, 2016 were primarily related to separation costs.

(3)
In fiscal 2015, allocation of interest to Hewlett Packard Enterprise was based on using the average effective interest rate of the debt assumed by Hewlett Packard Enterprise and the debt repaid as part of the Separation.

(4)
Interest and other, net for the three and six months ended April 30, 2016 includes $17 million of net tax indemnification credits and Benefit from (provision for) taxes for the three and six months ended April 30, 2016 includes $16 million of the tax impact relating to the above credits, in connection with the Tax Matters Agreement (the "TMA"). For more information on tax indemnifications and the TMA, see Note 7, "Taxes on Earnings".

        There were no significant non-cash items or any capital expenditures of discontinued operations for the three and six months ended April 30, 2016. For the three and six months ended April 30, 2015, significant non-cash items and capital expenditures of discontinued operations are outlined below:

	Three months ended April 30, 2015	Six months ended April 30, 2015
	In millions
Depreciation and amortization	$904	$1,825
Purchases of property, plant and equipment	$834	$1,447

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Discontinued Operations (Continued)

        The following table presents assets and liabilities that were transferred to Hewlett Packard Enterprise as of November 1, 2015 and presented as discontinued operations in the Consolidated Condensed Balance Sheets as of October 31, 2015:

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

        A summary description of each segment is as follows:

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

  •
  Commercial PCs are optimized for enterprise and SMB customers, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in networked environments. Additionally, HP offers a range of services and solutions to enterprise and SMB customers to help them manage the lifecycle of their PC and mobility installed base.

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

  •
  LaserJet and Enterprise Solutions delivers HP's LaserJet printers, supplies and solutions to SMBs and large enterprises. HP goes to market through its extensive channel network and directly with HP sales. Ongoing key initiatives include printer security solutions, PageWide Enterprise solutions, and award-winning JetIntelligence products.

  •
  Inkjet and Printing Solutions delivers HP's consumer, SMB, and PageWide Inkjet solutions (hardware, supplies, media, and web-connected hardware and services). Ongoing initiatives and programs such as Instant Ink and newer initiatives such as Continuous Ink Supply System provide innovative printing solutions to consumers and SMBs.

  •
  Graphics Solutions delivers large format printers (DesignJet, Large Format Production, and Scitex Industrial), specialty printing, digital press solutions (Indigo and PageWide Presses), supplies and services to print service providers and design and rendering customers.

  •
  Print Solutions provides end-to-end services and software, as well as core platforms to develop and deploy services across printing systems. HP's focus includes driving customer value through managed print services, providing support solutions for new and existing customers, innovative software solutions for customer communications and output management and process automation.

        Corporate Investments include HP Labs and certain business incubation projects, among others.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Segment Information (Continued)

        The accounting policies used to derive segment results are substantially the same as those used by the Company in preparing the financial statements. HP derives the results of the business segments directly from its internal management reporting system. Segment net revenue includes revenues from sales to external customers and intersegment revenues that reflect transactions between the segments on an arm's-length basis. HP's consolidated net revenue is derived and reported after the elimination of intersegment revenues from such arrangements.

        HP does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated costs include certain corporate governance costs, stock-based compensation expense, restructuring charges, amortization of intangible assets and non-operating retirement-related credits.

  Segment Reporting Changes

        Effective at the beginning of its first quarter of fiscal 2016, HP implemented a reporting change to provide better transparency to its segment operating results. This reporting change resulted in the exclusion of certain market-related factors such as interest cost, expected return on plan assets, amortized actuarial gains or losses, and impacts from other market-related factors related to its defined benefit pension and post-retirement benefit plans from its segment operating results ("Non-operating retirement-related credits/(charges)"). This change also resulted in the exclusion of certain plan curtailments, settlements and special termination benefits related to its defined benefit pension and post-retirement benefit plans from HP's segment operating results. Segment operating results will continue to include service costs and amortization of prior service costs associated with HP's defined benefit pension and post-retirement benefit plans. The reporting change had an immaterial impact to previously reported segment net revenue and earnings from operations and had no impact on HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share ("EPS").

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Segment Information (Continued)

  Segment Operating Results from Continuing Operations:

	Personal Systems	Printing	Corporate Investments	Total Segments	Intersegment Eliminations and Other(1)	Total
	In millions
Three months ended April 30, 2016
Net revenue	$6,990	$4,637	$3	$11,630	$(42)	$11,588

Earnings (loss) from operations	$242	$801	$(8)	$1,035

Three months ended April 30, 2015
Net revenue	$7,759	$5,508	$2	$13,269	$(292)	$12,977

Earnings (loss) from operations	$227	$982	$(15)	$1,194

Six months ended April 30, 2016
Net revenue	$14,457	$9,279	$6	$23,742	$92	$23,834

Earnings (loss) from operations	$471	$1,588	$(31)	$2,028

Six months ended April 30, 2015
Net revenue	$16,321	$11,104	$14	$27,439	$(604)	$26,835

Earnings (loss) from operations	$530	$2,032	$(20)	$2,542

(1)
Other includes adjustments for sales to entities which, prior to the Separation, were included in intersegment eliminations. For the six months ended April 30, 2016, the amount includes the recognition of revenue previously deferred in relation to sales to the pre-Separation finance entity. For the six months ended April 30, 2015, the amount includes the elimination of intercompany sales to the pre-Separation finance entity, which is included in discontinued operations. The related cost adjustments are reflected in the reconciliation of the segment earnings to HP's consolidated earnings as included below.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Segment Information (Continued)

        The reconciliation of segment operating results to HP consolidated results was as follows:

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions
Net Revenue:
Total segments	$11,630	$13,269	$23,742	$27,439
Intersegment net revenue eliminations and other	(42)	(292)	92	(604)

Total net revenue	$11,588	$12,977	$23,834	$26,835

Earnings from continuing operations before taxes:
Total segment earnings from operations	$1,035	$1,194	$2,028	$2,542
Corporate and unallocated costs and eliminations	(88)	(164)	(104)	(360)
Stock-based compensation expense	(40)	(59)	(101)	(110)
Restructuring charges	(100)	(7)	(120)	(21)
Amortization of intangible assets	(6)	(25)	(14)	(52)
Non-operating retirement-related credits	40	58	80	116
Interest and other, net	(5)	(78)	(99)	(199)

Total earnings from continuing operations before taxes	$836	$919	$1,670	$1,916

        Net revenue by segment and business unit was as follows:

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions
Notebooks	$3,838	$4,170	$8,043	$8,894
Desktops	2,402	2,762	4,929	5,711
Workstations	461	513	905	1,039
Other	289	314	580	677

Personal Systems	6,990	7,759	14,457	16,321

Supplies	3,099	3,684	6,200	7,285
Commercial Hardware	1,227	1,376	2,446	2,770
Consumer Hardware	311	448	633	1,049

Printing	4,637	5,508	9,279	11,104

Corporate Investments	3	2	6	14

Total segment net revenue	11,630	13,269	23,742	27,439

Intersegment net revenue eliminations and other	(42)	(292)	92	(604)

Total net revenue	$11,588	$12,977	$23,834	$26,835

        Except for the effect of the Separation, there have been no material changes to the total assets of HP's individual segments since October 31, 2015.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Restructuring

Fiscal 2015 Plan

        In connection with the Separation, on September 14, 2015, HP's Board of Directors approved a cost saving plan which includes labor and non-labor actions which will be implemented through fiscal 2016. HP estimates that it will incur aggregate pre-tax charges up to $300 million which relate to workforce reductions, real estate consolidation and other non-labor charges. HP expects approximately 3,000 employees will exit by the end of fiscal 2016.

        During the three months ended April 30, 2016, HP announced a voluntary phased retirement program ("PRP") for certain qualified employees. Qualified employees will retire gradually over a defined period of time and at the end of which they will receive severance and certain benefits. HP recognized charges aggregating $29 million during the three and six months ended April 30, 2016 related to the PRP.

        The following table summarizes the cost saving plan activities in the three and six months ended April 30, 2016.

							As of April 30, 2016
		Three months ended April 30, 2016 Charges	Six months ended April 30, 2016
	Accrued Balance, October 31, 2015					Accrued Balance, April 30, 2016	Total Costs Incurred to Date	Total Expected Costs to Be Incurred
			Charges	Cash Payments	Non-Cash and Other Adjustments
		In millions
Fiscal 2015 Plan
Severance and PRP	$39	$72	$87	$(42)	$(10)	$74	$125	$240
Infrastructure and other	—	26	31	(1)	(29)	1	31	60

Total	$39	$98	$118	$(43)	$(39)	$75	$156	$300

Fiscal 2012 Plan

        The severance and infrastructure cash payments associated with the restructuring plan (the "2012 Plan") initiated by HP in fiscal 2012 are expected to be paid through fiscal 2021. For the three and six months ended April 30, 2016, HP recognized $2 million in total severance charges in connection with the 2012 Plan. Accrued expenses related to the 2012 Plan, which were included in "Other accrued liabilities" and "Other non-current liabilities," totaled $11 million as of April 30, 2016.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Retirement and Post-Retirement Benefit Plans

        The components of HP's pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2016	2015	2016	2015	2016	2015
	In millions
Service cost	$—	$—	$12	$63	$—	$1
Interest cost	136	139	6	89	5	7
Expected return on plan assets	(183)	(217)	(12)	(189)	(8)	(9)
Amortization and deferrals:
Actuarial loss (gain)	14	12	6	70	(3)	(3)
Prior service benefit	—	—	(1)	(5)	(4)	(5)

Net periodic benefit (credit) cost	(33)	(66)	11	28	(10)	(9)
Settlement loss	1	—	1	2	—	—
Special termination benefits	—	—	—	7	9	—
Plan (credit) expense allocation(1)	—	—	—	(7)	—	8

Total periodic benefit (credit) cost from continuing operations	(32)	(66)	12	30	(1)	(1)

Summary of total periodic benefit (credit) cost:
Continuing operations	(32)	(66)	12	30	(1)	(1)
Discontinued operations	—	5	—	26	—	(8)

Total periodic benefit (credit) cost	$(32)	$(61)	$12	$56	$(1)	$(9)

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Retirement and Post-Retirement Benefit Plans (Continued)

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2016	2015	2016	2015	2016	2015
	In millions
Service cost	$—	$—	$23	$131	$—	$2
Interest cost	272	278	12	188	10	14
Expected return on plan assets	(366)	(434)	(24)	(395)	(16)	(18)
Amortization and deferrals:
Actuarial loss (gain)	28	25	12	147	(6)	(6)
Prior service benefit	—	—	(2)	(10)	(8)	(10)

Net periodic benefit (credit) cost	(66)	(131)	21	61	(20)	(18)
Settlement loss	1	—	1	2	—	—
Special termination benefits	—	—	—	8	9	—
Plan (credit) expense allocation(1)	—	—	—	(11)	—	16

Total periodic benefit (credit) cost from continuing operations	(65)	(131)	22	60	(11)	(2)

Summary of total periodic benefit (credit) cost:
Continuing operations	(65)	(131)	22	60	(11)	(2)
Discontinued operations	—	10	—	53	—	(16)

Total periodic benefit (credit) cost	$(65)	$(121)	$22	$113	$(11)	$(18)

(1)
Plan (credit) expense allocation relates to the employees of HP covered under Hewlett Packard Enterprise plans or employees of Hewlett Packard Enterprise covered under HP plans.

Employer Contributions and Funding Policy

        HP's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

        During the three months ended April 30, 2016, HP lowered its initial estimates related to expected contributions in fiscal 2016 by $11 million due primarily to changes in the funding structure of its post-retirement benefit plans. HP now expects its fiscal 2016 contributions to be approximately $18 million to its non-U.S. pension plans, approximately $33 million to cover benefit payments to U.S. non-qualified plan participants and approximately $35 million to cover benefit claims for HP's post-retirement benefit plans.

        During the six months ended April 30, 2016, HP contributed $10 million to its non-U.S. pension plans, paid $17 million to cover benefit payments to U.S. non-qualified plan participants, and paid $18 million to cover benefit claims under HP's post-retirement benefit plans. During the remainder of fiscal 2016, HP anticipates making additional contributions of approximately $8 million to its non-U.S. pension plans and approximately $16 million to its U.S. non-qualified plan participants and expects to pay approximately $17 million to cover benefit claims under HP's post-retirement benefit plans.

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

        In connection with the Separation and in accordance with the employee matters agreement, HP has made certain adjustments to the exercise price and number of stock-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the Separation. Exercisable and non-exercisable stock options have been converted to similar awards of the entity where the employee is working post-separation. Restricted stock unit awards and performance-contingent awards have been adjusted to provide holders with restricted stock units awards and performance-contingent awards in the company that employs such employee following the Separation. The pre-tax stock-based compensation expense due to the adjustments was $2 million and was recorded during the three months ended January 31, 2016. All outstanding restricted stock awards and stock options for employees transferred to Hewlett Packard Enterprise were cancelled (the "Cancelled Awards") in connection with the Separation.

        Stock-based compensation expense and the resulting tax benefits from continuing operations were as follows:

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions
Stock-based compensation expense	$40	$59	$101	$110
Income tax benefit	(13)	(16)	(35)	(32)

Stock-based compensation expense, net of tax	$27	$43	$66	$78

  Restricted Stock Awards

        Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. For the three and six months ended April 30, 2016 and 2015, HP granted only restricted stock units. HP uses the closing stock price on the grant date to estimate the fair value of service-based restricted stock units. HP estimates the fair value of restricted stock units subject to performance-adjusted vesting conditions using a combination of the closing stock price on the grant date and the Monte Carlo simulation model. For the three months ended April 30, 2016 and 2015, HP

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Stock-Based Compensation (Continued)

did not grant any restricted stock units subject to performance-adjusted vesting conditions. The weighted-average fair value and the assumptions used to measure fair value of restricted stock units subject to performance-adjusted vesting conditions in the Monte Carlo simulation model were as follows:

	Six months ended April 30
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

(4)
The expected performance period was estimated based on the length of the remaining performance period from the grant date.

        A summary of restricted stock award activity was as follows:

	Six months ended April 30, 2016
	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	29,717	$32
Granted	27,334	$9
Vested	(2,137)	$12
Cancelled Awards	(23,926)	$32
Forfeited	(933)	$13

Outstanding at end of period	30,055	$13

        At April 30, 2016, there was $238 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.5 years.

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

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
Weighted-average fair value(1)	$2	$7	$4	$8
Expected volatility(2)	31.6%	27.7%	36.4%	26.3%
Risk-free interest rate(3)	1.6%	1.4%	1.9%	1.7%
Expected dividend yield(4)	5.1%	2.2%	3.4%	1.7%
Expected term in years(5)	5.0	5.2	6.0	5.8

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

(5)
For awards subject to service-based vesting, due to the lack of historical exercise and post-vesting termination patterns of the post-Separation employee base, the expected term was estimated using a simplified method for all awards granted in fiscal 2016 and the expected term was estimated using historical exercise and post-vesting termination patterns for all awards granted in fiscal 2015; and for performance-contingent awards, the expected term represents an output from the lattice model.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Stock-Based Compensation (Continued)

        A summary of stock option activity was as follows:

	Six months ended April 30, 2016
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	36,278	$26
Granted	25,108	$6
Exercised	(1,371)	$7
Cancelled Awards	(26,252)	$26
Forfeited and expired	(1,689)	$16

Outstanding at end of period	32,074	$12	5.1	$47

Vested and expected to vest at end of period	30,107	$12	5.0	$47

Exercisable at end of period	17,966	$11	3.7	$47

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the second quarter of fiscal 2016. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the second quarter of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three and six months ended April 30, 2016 was $5 million and $7 million, respectively.

        At April 30, 2016, there was $27 million of unrecognized pre-tax, stock-based compensation expense related to unvested stock options, which HP expects to recognize over the remaining weighted-average vesting period of 2.2 years.

Note 7: Taxes on Earnings

  Tax Matters Agreement and Other Income Tax Matters

        In connection with the Separation, HP entered into the TMA with Hewlett Packard Enterprise effective on November 1, 2015 that governs the rights and obligations of HP and Hewlett Packard Enterprise for certain pre-Separation tax liabilities. The TMA provides that HP and Hewlett Packard Enterprise will share certain pre-Separation income tax liabilities. In certain jurisdictions, HP and Hewlett Packard Enterprise have joint and several liability for past income tax liabilities and accordingly, HP could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.

        In addition, if the distribution of Hewlett Packard Enterprise's common shares to the HP stockholders is determined to be taxable, Hewlett Packard Enterprise and HP would share the tax liability equally, unless the taxability of the distribution is the direct result of action taken by either Hewlett Packard Enterprise or HP subsequent to the distribution, in which case the party causing the distribution to be taxable would be responsible for any taxes imposed on the distribution.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Taxes on Earnings (Continued)

        Upon completion of the Separation on November 1, 2015, HP recorded income tax indemnification receivables from Hewlett Packard Enterprise for certain income tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the TMA. The actual amount that Hewlett Packard Enterprise may be obligated to pay HP could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of April 30, 2016 was $883 million.

  Provision for Taxes

        HP's effective tax rate for continuing operations was 21.1% and 20.2% for the three months ended April 30, 2016 and 2015, respectively, and 21.6% for the six months ended April 30, 2016 and 2015. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all foreign earnings because HP plans to reinvest some of those earnings indefinitely outside the U.S.

        In the three and six months ended April 30, 2016, HP recorded discrete items resulting in net tax benefits of $33 million and $86 million, respectively, for continuing operations. These amounts included a tax benefit of $32 million and $38 million, for the three and six months ended April 30, 2016, respectively, on restructuring charges. The six months ended April 30, 2016 also included a tax benefit of $41 million arising from the retroactive research and development credit provided by the Consolidated Appropriations Act of 2016 signed into law in December 2015.

        In the three and six months ended April 30, 2015, HP recorded discrete items resulting in net tax expense of $2 million and tax benefit of $15 million, respectively. These amounts included a tax benefit of $4 million and $7 million for the three and six months ended April 30, 2015, respectively, on restructuring charges. The six months ended April 30, 2015 also included a tax benefit of $26 million arising from the retroactive research and development credit provided by the Tax Increase Prevention Act of 2014 signed into law in December 2014 and tax expense of $29 million related to provision to return adjustments.

  Uncertain Tax Positions

        As of April 30, 2016, the amount of unrecognized tax benefits was $9.3 billion, of which up to $3.2 billion would affect HP's effective tax rate if realized. The amount of unrecognized tax benefits increased by $59 million for the six months ended April 30, 2016, primarily related to tax attributes. HP continues to record its tax liabilities related to uncertain tax positions and certain liabilities for which it has joint and several liability with Hewlett Packard Enterprise. During the period, as part of the Separation, HP distributed $741 million of liabilities related solely to uncertain tax positions associated with Hewlett Packard Enterprise. HP and Hewlett Packard Enterprise have contractually agreed to share the responsibility of certain tax exposures, and as such have recorded indemnification assets and liabilities pursuant to the TMA. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of April 30, 2016, HP had accrued $136 million for interest and penalties.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Taxes on Earnings (Continued)

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any IRS audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $2 million within the next 12 months.

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

        HP periodically engages in intercompany advanced royalty payment arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from U.S. GAAP treatment, deferred taxes are recognized. During the second quarter of fiscal 2016, HP executed an intercompany advanced royalty payment arrangement resulting in advanced payments of $519 million. During fiscal 2015, HP executed an intercompany advanced royalty payment arrangement which resulted in advanced payments of $3.8 billion, with a deferral of intercompany revenues over the term of the arrangements, which is approximately 5 years. There was no recognition of any net U.S. deferred tax assets as a result of this transaction. In these transactions, the payments were received in the U.S. from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangement, which is approximately 5 years. Intercompany royalty revenue is eliminated in consolidation.

Note 8: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts Receivable

	As of
	April 30, 2016	October 31, 2015
	In millions
Accounts receivable	$3,967	$4,905
Allowance for doubtful accounts	(83)	(80)

	$3,884	$4,825

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Balance Sheet Details (Continued)

        The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Six months ended April 30, 2016
In millions
Balance at beginning of period	$80
Provision for doubtful accounts	26
Deductions, net of recoveries	(23)

Balance at end of period	$83

        HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners in order to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP's receivables and risk to the third party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of April 30, 2016 and October 31, 2015 were not material. As of April 30, 2016 and October 31, 2015, HP had $71 million and $93 million, respectively, outstanding from the third parties, which is reported in Accounts receivable in the Consolidated Condensed Balance Sheets. The costs associated with the sales of trade receivables for the three and six months ended April 30, 2016 and April 30, 2015 were not material.

        The following is a summary of the activity under these arrangements:

Six months ended April 30, 2016
In millions
Balance at beginning of period	$93
Trade receivables sold	3,770
Cash receipts	(3,793)
Foreign currency and other	1

Balance at end of period	$71

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Balance Sheet Details (Continued)

  Inventory

	As of
	April 30, 2016	October 31, 2015
	In millions
Finished goods	$2,341	$2,820
Purchased parts and fabricated assemblies	1,206	1,468

	$3,547	$4,288

  Other Current Assets

	As of
	April 30, 2016	October 31, 2015
	In millions
Value-added taxes receivable	$876	$942
Supplier and other receivables	1,361	1,316
Prepaid and other current assets	1,081	1,193
Deferred tax assets(1)	—	1,047

	$3,318	$4,498

(1)
Effective beginning November 1, 2015, HP prospectively adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" and as a result classified all deferred tax assets and liabilities as non-current.

  Property, Plant and Equipment

	As of
	April 30, 2016	October 31, 2015
	In millions
Land, buildings and leasehold improvements	$2,362	$2,272
Machinery and equipment, including equipment held for lease	3,570	3,459

	5,932	5,731
Accumulated depreciation	(4,360)	(4,239)

	$1,572	$1,492

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Balance Sheet Details (Continued)

  Other Non-Current Assets

	As of
	April 30, 2016	October 31, 2015
	In millions
Tax indemnifications receivable(1)	$954	$—
Deferred tax assets(2)	598	216
Other	1,342	1,376

	$2,894	$1,592

(1)
In connection with the Tax Matters Agreement discussed under Note 7, "Taxes on Earnings".

(2)
Effective beginning November 1, 2015, HP prospectively adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" and as a result classified all deferred tax assets and liabilities as non-current.

  Other Accrued Liabilities

	As of
	April 30, 2016	October 31, 2015
	In millions
Other accrued taxes	$798	$1,007
Warranty	795	871
Sales and marketing programs	2,094	2,181
Other	2,291	2,182

	$5,978	$6,241

  Other Non-Current Liabilities

	As of
	April 30, 2016	October 31, 2015
	In millions
Pension, post-retirement, and post-employment liabilities	$2,075	$2,203
Deferred tax liability	1,793	1,813
Tax liability	1,231	1,803
Deferred revenue	809	812
Tax indemnifications payable(1)	71	—
Other	760	783

	$6,739	$7,414

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

        Level 3—Unobservable inputs for the asset or liability.

        The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	As of April 30, 2016				As of October 31, 2015
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents and Investments:
Time deposits	$—	$1,383	$—	$1,383	$—	$1,111	$—	$1,111
Money market funds	1,654	—	—	1,654	4,303	—	—	4,303
Marketable equity securities	5	3	—	8	6	3	—	9
Foreign bonds	—	47	—	47	—	42	—	42
Other debt securities	—	2	—	2	—	2	—	2
Derivative Instruments:
Interest rate contracts	—	56	—	56	—	38	—	38
Foreign currency contracts	—	134	—	134	—	213	2	215
Other derivatives	—	3	—	3	—	5	—	5

Total Assets	$1,659	$1,628	$—	$3,287	$4,309	$1,414	$2	$5,725

Liabilities:
Derivative Instruments:
Foreign currency contracts	$—	$346	$11	$357	$—	$302	$2	$304

Total Liabilities	$—	$346	$11	$357	$—	$302	$2	$304

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Fair Value (Continued)

        There were no transfers between levels within the fair value hierarchy during the six months ended April 30, 2016.

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

Other Fair Value Disclosures

        Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP's debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt was $6.9 billion at April 30, 2016, compared to its carrying amount of $6.8 billion at that date. The estimated fair value of HP's short- and long-term debt approximated its carrying value of $8.9 billion at October 31, 2015. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

        Other Financial Instruments: For the balance of HP's financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in Other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Consolidated Condensed Balance Sheets, other financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.

        Non-Marketable Equity Investments and Non-Financial Assets: HP's non-marketable equity investments and non-financial assets, such as goodwill, intangible assets and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Consolidated Condensed Balance Sheets, non-marketable equity investments and non-financial assets would generally be classified in Level 3 of the fair value hierarchy.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Financial Instruments

  Cash Equivalents and Available-for-Sale Investments

	As of April 30, 2016				As of October 31, 2015
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,383	$—	$—	$1,383	$1,111	$—	$—	$1,111
Money market funds	1,654	—	—	1,654	4,303	—	—	4,303

Total cash equivalents	3,037	—	—	3,037	5,414	—	—	5,414

Available-for-Sale Investments:
Equity securities in public companies	1	4	—	5	1	4	—	5
Foreign bonds	37	10	—	47	32	10	—	42
Other debt securities	2	—	—	2	2	—	—	2

Total available-for-sale investments	40	14	—	54	35	14	—	49

Total cash equivalents and available-for-sale investments	$3,077	$14	$—	$3,091	$5,449	$14	$—	$5,463

        All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of April 30, 2016 and October 31, 2015, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of April 30, 2016 and October 31, 2015. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

        Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of April 30, 2016
	Amortized Cost	Fair Value
	In millions
Due in one year	$2	$2
Due in one to five years	$—	$—
Due in more than five years	$37	$47

        Equity securities in privately held companies include cost basis and equity method investments and are included in Other non-current assets on the Consolidated Condensed Balance Sheets. These amounted to $12 million and $13 million at April 30, 2016 and October 31, 2015, respectively.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Financial Instruments (Continued)

  Derivative Instruments

        HP uses derivatives to offset business exposure to foreign currency and interest rate risk on expected future cash flows and on certain existing assets and liabilities. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps and, at times, option contracts to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP may designate its derivative contracts as fair value hedges or cash flow hedges. Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Condensed Balance Sheets. HP classifies cash flows from its derivative programs with the activities that correspond to the underlying hedged items on the Consolidated Condensed Statements of Cash Flows.

        As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP's or the counterparty's credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives' net liability position. The fair value of derivatives with credit contingent features in a net liability position was $177 million and $138 million at April 30, 2016 and October 31, 2015, respectively, all of which were fully collateralized within two business days.

        Under HP's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP's financial position or cash flows as of April 30, 2016 and October 31, 2015.

  Fair Value Hedges

        HP enters into fair value hedges, such as interest rate swaps, to reduce the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar London Interbank Offered Rate ("LIBOR")-based floating interest expense.

        For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net on the Consolidated Condensed Statements of Earnings in the period of change.

  Cash Flow Hedges

        HP uses forward contracts and at times, option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of revenue, operating expenses, and intercompany loans denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within twelve months;

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Financial Instruments (Continued)

however, hedges related to longer term procurement arrangements extend several years and forward contracts associated with intercompany loans extend for the duration of the lease or loan term, which typically range from two to five years.

        For derivative instruments that are designated and qualify as cash flow hedges, HP initially records changes in fair value for the effective portion of the derivative instrument in Accumulated other comprehensive loss as a separate component of stockholders' (deficit) equity on the Consolidated Condensed Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of its cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item.

  Net Investment Hedges

        HP used forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency was the local currency. As part of the Separation, HP disposed of all these foreign subsidiaries and no longer utilizes net investment hedges. HP recorded the effective portion of such derivative instruments together with changes in the fair value of the hedged items in Cumulative translation adjustment as a separate component of stockholders' (deficit) equity in the Consolidated Condensed Balance Sheets.

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Financial Instruments (Continued)

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets

        The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of April 30, 2016					As of October 31, 2015
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$2,000	$—	$56	$—	$—	$3,175	$1	$37	$—	$—
Cash flow hedges:
Foreign currency contracts	11,596	54	61	299	15	10,859	171	10	165	79

Total derivatives designated as hedging instruments	13,596	54	117	299	15	14,034	172	47	165	79

Derivatives not designated as hedging instruments
Foreign currency contracts	4,891	19	—	20	23	8,955	33	1	37	23
Other derivatives	136	3	—	—	—	173	5	—	—	—

Total derivatives not designated as hedging instruments	5,027	22	—	20	23	9,128	38	1	37	23

Total derivatives	$18,623	$76	$117	$319	$38	$23,162	$210	$48	$202	$102

  Offsetting of Derivative Instruments

        HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of April 30, 2016 and October 31, 2015,

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Financial Instruments (Continued)

information related to the potential effect of HP's master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
				Gross Amounts Not Offset
	Gross Amount Recognized (i)	Gross Amount Offset (ii)
			Net Amount Presented (iii) = (i)–(ii)	Derivatives (iv)	Financial Collateral (v)		Net Amount (vi) = (iii)–(iv)–(v)
	In millions
As of April 30, 2016
Derivative assets	$193	$—	$193	$147	$23	(1)	$23
Derivative liabilities	$357	$—	$357	$147	$143	(2)	$67
As of October 31, 2015
Derivative assets	$258	$—	$258	$162	$9	(1)	$87
Derivative liabilities	$304	$—	$304	$162	$—		$142

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

  Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings

        The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three and six months ended April 30, 2016 and 2015 were as follows:

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2016	Six months ended April 30, 2016	Hedged Item	Location	Three months ended April 30, 2016	Six months ended April 30, 2016
		In millions				In millions
Interest rate contracts	Interest and other, net	$4	$18	Fixed-rate debt	Interest and other, net	$(4)	$(18)

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2015	Six months ended April 30, 2015	Hedged Item	Location	Three months ended April 30, 2015	Six months ended April 30, 2015
		In millions				In millions
Interest rate contracts	Interest and other, net	$(80)	$61	Fixed-rate debt	Interest and other, net	$80	$(61)

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Financial Instruments (Continued)

        The pre-tax effect of derivative instruments in cash flow hedging relationships for the three and six months ended April 30, 2016 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2016	Six months ended April 30, 2016	Location	Three months ended April 30, 2016	Six months ended April 30, 2016
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(145)	$(40)	Net revenue	$88	$166
			Cost of revenue	(32)	(72)
			Operating expenses	—	—
			Interest and other, net	6	2

Total	$(145)	$(40)		$62	$96

        The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2015 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2015	Six months ended April 30, 2015	Location	Three months ended April 30, 2015	Six months ended April 30, 2015
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(22)	$381	Net revenue	$410	$665
			Cost of revenue	(44)	(72)
			Operating expenses	(1)	(2)
			Interest and other, net	—	—

Continuing Operations	$(22)	$381	Continuing Operations	$365	$591
Discontinued Operations	4	232	Discontinued Operations	191	299

Total	$(18)	$613	Total	$556	$890

Net investment hedges: Foreign currency contracts	$—	—	Interest and other, net	—	—

Continuing Operations	—	—	Continuing Operations	—	—
Discontinued Operations	(6)	123	Discontinued Operations	—	—

Total	$(6)	$123	Total	$—	$—

        As of April 30, 2016, HP expects to reclassify an estimated accumulated other comprehensive loss ("AOCI") of $209 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in AOCI based on the change of market rate, and therefore could have a different impact on earnings.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Financial Instruments (Continued)

        The pre-tax effect of derivative instruments not designated as hedging instruments in the Consolidated Condensed Statements of Earnings for the three and six months ended April 30, 2016 and 2015 was as follows:

	Gain (Loss) Recognized in Earnings on Derivatives
	Location	Three months ended April 30, 2016	Three months ended April 30, 2015	Six months ended April 30, 2016	Six months ended April 30, 2015
		In millions
Foreign currency contracts	Interest and other, net	$(29)	$(4)	$(8)	$63
Other derivatives	Interest and other, net	7	(1)	(1)	(3)

Total		$(22)	$(5)	$(9)	$60

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

	As of April 30, 2016		As of October 31, 2015
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Current portion of long-term debt(1)	$29	4.9%	$2,160	3.3%
Notes payable to banks, lines of credit and other	35	2.3%	34	4.7%

	$64		$2,194

(1)
During the month of November 2015, HP redeemed and repaid $2.1 billion of fixed-rate U.S. Dollar Global Notes.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Long-Term Debt

	As of
	April 30, 2016	October 31, 2015
	In millions
U.S. Dollar Global Notes(1)
2006 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, paid November 2015	$—	$162
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, paid November 2015	—	283
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	648	648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,498	1,497
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, paid November 2015	—	309
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, paid November 2015	—	346
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, paid November 2015	—	390
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, paid November 2015	—	220
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, paid November 2015	—	436
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	102	102
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	300	300

	6,493	8,638
Other, including capital lease obligations, at 0.51%-8.30%, due in calendar years 2016-2024	162	96
Fair value adjustment related to hedged debt	82	103
Less: current portion of long-term debt	(29)	(2,160)

Total long-term debt	$6,708	$6,677

(1)
HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.

        As disclosed in Note 10, "Financial Instruments", HP uses interest rate swaps to mitigate some of the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.

        Interest expense on borrowings recognized as "Interest and other, net" in the Consolidated Condensed Statements of Earnings during the three months ended April 30, 2016 and 2015 was $58 million and $34 million, respectively, and during the six months ended April 30, 2016 and 2015 was $132 million and $56 million, respectively.

  Commercial Paper

        On November 1, 2015, HP's Board of Directors authorized HP to borrow up to a total outstanding principal balance of $4.0 billion, or the equivalent in foreign currencies, for the use and benefit of HP and HP's subsidiaries, by the issuance of commercial paper or through the execution of promissory notes, loan agreements, letters of credit, agreements for lines of credit or overdraft facilities.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Credit Facility

        As of April 30, 2016, HP maintains a $4.0 billion, senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until April 2, 2019. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on HP's external credit ratings. As of April 30, 2016, HP was in compliance with the financial covenants in the credit agreement governing the revolving credit facility.

  Available Borrowing Resources

        As of April 30, 2016, HP's and HP's subsidiaries' resources had available borrowing resources of $843 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facility discussed above.

Note 12: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. During the three and six months ended April 30, 2016, HP executed share repurchases of 28 million shares and 96 million shares, respectively. Shares traded during the three months ended April 30, 2016 included 0.7 million shares settled in May 2016. During the three and six months ended April 30, 2016, HP settled total shares for $0.3 billion and $1.1 billion, respectively. During the three and six months ended April 30, 2015, HP executed share repurchases of 18 million shares and 54 million shares and settled total shares for $0.6 billion and for $2.2 billion, respectively.

        The shares repurchased in the six months ended April 30, 2016 and 2015 were all open market repurchase transactions. As of April 30, 2016, HP had remaining authorization of $0.9 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on July 21, 2011.

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Stockholders' Equity (Continued)

  Tax effects related to Other Comprehensive Loss

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions
Tax effects on change in unrealized losses on available-for-sale securities:
Tax benefit on unrealized losses arising during the period	$—	$18	$—	$3
Tax effects on change in unrealized components of cash flow hedges:
Tax benefit (provision) on unrealized (losses) gains arising during the period	40	20	51	(181)
Tax provision on gains reclassified into earnings	15	157	23	255

	55	177	74	74

Tax effects on change in unrealized components of defined benefit plans:
Tax benefit on losses arising during the period	2	—	2	—
Tax (benefit) provision on amortization of actuarial loss and prior service benefit	(3)	1	(6)	(13)
Tax provision on Settlements and other	(1)	(1)	(1)	(1)

	(2)	—	(5)	(14)

Tax benefit (provision) on change in cumulative translation adjustment	—	3	—	(44)

Tax benefit on other comprehensive loss	$53	$198	$69	$19

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Stockholders' Equity (Continued)

  Changes and reclassifications related to Other Comprehensive Loss, net of taxes

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions
Other comprehensive loss, net of taxes:
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$1	$(41)	$1	$(10)
Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(105)	2	11	432
Gains reclassified into earnings(1)	(47)	(399)	(73)	(635)

	(152)	(397)	(62)	(203)

Change in unrealized components of defined benefit plans:
Losses arising during the period	(2)	—	(2)	—
Amortization of actuarial loss and prior service benefit(2)	9	105	18	203
Settlements and other	—	3	—	1

	7	108	16	204

Change in cumulative translation adjustment	—	3	—	(112)

Other comprehensive loss, net of taxes	$(144)	$(327)	$(45)	$(121)

(1)
Reclassification of pre-tax (gains) losses on cash flow hedges into the Consolidated Condensed Statements of Earnings was as follows:

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions
Net revenue	$(88)	$(410)	$(166)	$(665)
Cost of revenue	32	44	72	72
Operating expenses	—	1	—	2
Interest and other, net	(6)	—	(2)	—

Continuing Operations	(62)	(365)	(96)	(591)
Discontinued Operations	—	(191)	—	(299)

Total	$(62)	$(556)	$(96)	$(890)

(2)
These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 5, "Retirement and Post-Retirement Benefit Plans".

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss, net of taxes and changes were as follows:

	Six months ended April 30, 2016
	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$66	$(39)	$(5,355)	$(974)	$(6,302)
Separation of Hewlett Packard Enterprise	(55)	(68)	4,230	974	5,081
Other comprehensive income before reclassifications	1	11	(2)	—	10
Reclassifications of (gains) losses into earnings	—	(73)	18	—	(55)

Balance at end of period	$12	$(169)	$(1,109)	$—	$(1,266)

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Net Earnings Per Share (Continued)

        A reconciliation of the number of shares used for basic and diluted net EPS calculations were as follows:

	Three months ended April 30		Six months ended April 30
	2016	2015	2016	2015
	In millions, except per share amounts
Numerator:
Net earnings from continuing operations	$660	$733	$1,310	$1,503
Net (loss) earnings from discontinued operations	(31)	278	(89)	874

Net earnings(1)	$629	$1,011	$1,221	$2,377

Denominator:
Weighted-average shares used to compute basic net EPS	1,720	1,814	1,748	1,824
Dilutive effect of employee stock plans	11	22	10	24

Weighted-average shares used to compute diluted net EPS	1,731	1,836	1,758	1,848

Basic net earnings (loss) per share:
Continuing operations	$0.38	$0.41	$0.75	$0.82
Discontinued operations	(0.01)	0.15	(0.05)	0.48

Basic net earnings per share	$0.37	$0.56	$0.70	$1.30

Diluted net earnings (loss) per share:
Continuing operations	$0.38	$0.40	$0.75	$0.81
Discontinued operations	(0.02)	0.15	(0.06)	0.48

Diluted net earnings per share	$0.36	$0.55	$0.69	$1.29

Anti-dilutive weighted average stock-based compensation awards(2)	27	9	25	13

(1)
HP considers restricted stock that provides the holder a non-forfeitable right to receive dividends to be participating securities. There were no participating securities for net earnings allocation in any period presented.

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

Note 14: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits, regulatory and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of April 30, 2016, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP's financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

  Litigation, Proceedings and Investigations

        Copyright Levies.    Proceedings are ongoing or have been concluded involving HP in certain European Union ("EU") member countries, including litigation in Germany and Belgium, seeking to impose or modify levies upon equipment (such as multifunction devices ("MFDs") and PCs), alleging that these devices enable the production of private copies of copyrighted materials. The levies are generally based upon the number of products sold and the per-product amounts of the levies, which vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while other EU member countries have phased out levies or are expected to limit the scope of levy schemes and applicability in the digital hardware environment, particularly with respect to sales to business users. HP, other companies and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders.

        In September 2003, VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, filed a lawsuit against Fujitsu Technology Solutions GmbH ("Fujitsu") in the Munich Civil Court in Munich, Germany seeking to impose levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against Fujitsu. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that Fujitsu must pay €12 plus compounded interest for each PC it sold in Germany since March 2001. Fujitsu appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. Fujitsu filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, were not subject to the levies on photocopiers established by that law. VG Wort subsequently filed a claim with the German Federal Constitutional Court challenging that ruling. In January 2011, the German Federal Constitutional Court published a decision holding that the German Federal Supreme Court decision was inconsistent with the German Constitution and revoking the German Federal Supreme Court decision. The German Federal Constitutional Court also remitted the matter to the German Federal Supreme Court for further action. On July 21, 2011, the German Federal Supreme Court stayed the proceedings and referred several questions to the Court of Justice of

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

the European Union ("CJEU") with regard to the interpretation of the European Copyright Directive. On June 27, 2013, the CJEU issued its decision responding to those questions. The German Federal Supreme Court subsequently scheduled a joint hearing on that matter with other cases relating to reprographic levies on printers that was held on October 31, 2013. The German Federal Supreme Court issued a decision on July 3, 2014 partially granting the claim of VG Wort. The German Federal Supreme Court decision provides that levies are due for audiovisual copying of standing text and pictures using a PC as the last device in a single reproduction process under the control of the same person, but no levies are due on a PC for reprographic copies made using a "PC-printer" or a "scanner-PC-printer" chain. The case has been remitted to the Munich Court of Appeals to assess the amount to be paid per PC unit. On March 16, 2016, the industry association BITKOM and the collection societies, VG Wort and VG BildKunst, signed a settlement agreement defining the levies due on PCs sold in Germany from 2001 through 2007. HP has joined the settlement agreement and payment is due on August 1, 2016.

        Reprobel, a cooperative society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, requested by extrajudicial means that HP amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the French-speaking chambers of the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that copyright levies payable on such MFDs must be assessed based on the copying speed when operated in the normal print mode set by default in the device. On November 16, 2012, the court issued a decision holding that Belgium law is not in conformity with EU law in a number of respects and ordered that, by November 2013, Reprobel substantiate that the amounts claimed by Reprobel are commensurate with the harm resulting from legitimate copying under the reprographic exception. HP subsequently appealed that court decision to the Courts of Appeal in Brussels seeking to confirm that the Belgian law is not in conformity with EU law and that, if Belgian law is interpreted in a manner consistent with EU law, no payments by HP are required or, alternatively, the payments already made by HP are sufficient to comply with its obligations under Belgian law. On October 23, 2013, the Court of Appeal in Brussels stayed the proceedings and referred several questions to the CJEU relating to whether the Belgian reprographic copyright levies system is in conformity with EU law. The case was heard by the CJEU on January 29, 2015 and on November 12, 2015, the CJEU published its judgment providing that a national legislation such as the Belgian one at issue in the main proceedings is incompatible with EU law on multiple legal points, as argued by HP. The Court of Appeal in Brussels now has to rule on the litigation between HP and Reprobel following the answers provided by the CJEU.

        Based on industry opposition to the extension of levies to digital products, HP's assessments of the merits of various proceedings and HP's estimates of the number of units impacted and the amounts of the levies, HP has accrued amounts that it believes are adequate to address the matters described above.

        Memjet Technology Ltd. v. HP.    On August 11, 2015, Memjet Technology Ltd. ("Memjet") filed a lawsuit against HP in U.S. District Court in the Southern District of California. The complaint alleges

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

that HP infringes eight Memjet patents. The products accused of infringement are those that use the HP PageWide Technology, including the OfficeJet Pro X series, OfficeJet Enterprise X series, HP PageWide XL, wide scan printers, and printers using 4.25-inch thermal inkjet printheads, such as HP Web Presses and Photo Kiosks. HP answered Memjet's complaint and has asserted counter-claims against Memjet for infringement of seven HP patents. The products accused of infringement include various Memjet OEM printers that incorporate Memjet's printheads and print engines. The patents asserted by both parties generally relate to inkjet printhead and print system technology. Both Memjet's and HP's respective complaints seek injunctive relief and monetary damages from the other party for alleged patent infringement. HP has filed a number of petitions at the U.S. Patent and Trademark Office seeking review of the validity of Memjet's asserted patents. On November 16, 2015, Memjet was granted an ex parte preliminary injunction in Germany (Regional Court Munich), against HP Deutschland GmbH's sale and offers for sale of HP PageWide XL printers and printheads. Memjet's injunction request alleged that HP infringed one European patent. On January 29, 2016, the Regional Court Munich lifted the preliminary injunction. In its written judgment dated February 2, 2016, the court ruled that Memjet had not satisfied the requirements for an injunction, as the HP PageWide XL printers do not appear to infringe the Memjet patent at issue and there was a lack of urgency for a preliminary injunction. Memjet appealed to the Appeal Court Munich. On January 28, 2016, HP filed a claim in Ireland for declaratory relief that HP does not infringe the Irish, German and French counterparts of the same patent and for revocation of the patent's Irish counterpart, and HP also filed a claim in the UK for declaratory relief and revocation of the patent's UK counterpart. On February 5, 2016, Memjet filed main proceedings in Düsseldorf, Germany and in Mannheim, Germany claiming infringement of the same European patent. On May 27, 2016, HP filed a complaint at the International Trade Commission for infringement of six HP patents by Memjet and certain of its OEMs and distributors. The complaint seeks a general exclusion order banning certain Memjet ink supplies and printers that use Memjet print engines from importation into the United States. HP also filed a parallel complaint in federal district court in Oregon seeking damages and other relief.

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

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

        HP India filed appeals of the Commissioner's orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to remand the matter to the Commissioner on procedural grounds. The hearings scheduled to reconvene on April 6, 2015 and again on November 3, 2015 and April 11, 2016 were cancelled at the request of the Customs Tribunal. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise's businesses.

        Russia GPO and Other Anti-Corruption Investigations.     The German Public Prosecutor's Office ("German PPO") has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the General Prosecutor's Office of the Russian Federation. The approximately €35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network. The German PPO issued an indictment of four individuals, including one current and two former HP employees, on charges including bribery, breach of trust and tax evasion. The German PPO also requested that HP be made an associated party to the case, and, if that request is granted, HP would participate in any portion of the court proceedings that could ultimately bear on the question of whether HP should be subject to potential disgorgement of profits based on the conduct of the indicted current and former employees. The Regional Court of Leipzig will determine whether the matter should be admitted to trial. The Polish Central Anti-Corruption Bureau is also investigating potential corrupt actions by a former employee of Hewlett-Packard Polska Sp. z o.o., a former indirect subsidiary of HP, in connection with certain public-sector transactions in Poland. Criminal proceedings are pending before the Regional Court in Warsaw against four individuals, including the former employee of Hewlett-Packard Polska Sp. z o.o, on charges of bribery and bid-rigging. HP is cooperating with these investigating agencies.

        Stockholder Litigation.    As described below, HP is involved in various stockholder litigation matters commenced against certain current and former HP executive officers and/or certain current and former members of HP's Board of Directors in which the plaintiffs are seeking to recover damages related to HP's allegedly inflated stock price, certain compensation paid by HP to the defendants, other damages and/or injunctive relief. Pursuant to the separation and distribution agreement, HP and Hewlett Packard Enterprise share equally the cost and any damages arising from the following matters:

  •
  A.J. Copeland v. Léo Apotheker, et al. is a lawsuit that was filed on February 10, 2014 in the United States District Court for the Northern District of California alleging, among other things,

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

    that the defendants used their control over HP and its corporate suffrage process in effectuating, directly participating in and/or aiding and abetting violations of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 14a-9 promulgated thereunder, and violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and breach of the duty of candor. The claims arise out of the circumstances at HP relating to its 2013 and 2014 proxy statements, the departure of Mark Hurd as Chairman of HP's Board of Directors and HP's Chief Executive Officer, alleged violations of the Foreign Corrupt Practices Act, and HP's acquisition of 3PAR Inc. and Autonomy Corporation plc ("Autonomy"). On February 25, 2014, the court issued an order granting HP's administrative motion to relate this action to another pending matter filed by plaintiff, Copeland v. Lane, et al. On April 8, 2014, the court granted the parties' stipulation to stay the action pending resolution of Copeland v. Lane, et al. by the United States Court of Appeals for the Ninth Circuit. The United States Court of Appeals for the Ninth Circuit affirmed the dismissal of Copeland v. Lane, et al. on October 25, 2015. On March 3, 2016, the parties filed a Joint Stipulation for Voluntary Dismissal of the Action ("Dismissal"). On March 4, 2016, the court entered an order approving the Dismissal. HP and Hewlett Packard Enterprise have provided notice of the Dismissal in Current Reports on Form 8-K, which were filed with the Securities and Exchange Commission ("SEC") on March 8, 2016. The action has been dismissed in its entirety.

  •
  Cement & Concrete Workers District Council Pension Fund v. Hewlett-Packard Company, et al. is a putative securities class action filed on August 3, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from November 13, 2007 to August 6, 2010 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making statements regarding HP's Standards of Business Conduct ("SBC") that were false and misleading because Mr. Hurd, who was serving as HP's Chairman and Chief Executive Officer during that period, had been violating the SBC and concealing his misbehavior in a manner that jeopardized his continued employment with HP. On February 7, 2013, the defendants moved to dismiss the amended complaint. On August 9, 2013, the court granted the defendants' motion to dismiss with leave to amend the complaint by September 9, 2013. The plaintiff filed an amended complaint on September 9, 2013, and the defendants moved to dismiss that complaint on October 24, 2013. On June 25, 2014, the court issued an order granting the defendants' motions to dismiss and on July 25, 2014, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On November 4, 2014, the plaintiff-appellant filed its opening brief in the United States Court of Appeals for the Ninth Circuit. HP filed its answering brief on January 16, 2015 and the plaintiff-appellant's reply brief was filed on March 2, 2015. Oral argument has been scheduled for July 7, 2016.

  Autonomy-Related Legal Matters

  •
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

  •
  Litigation.  As described below, HP is involved in various stockholder litigation relating to, among other things, its October 2011 acquisition of Autonomy and its November 20, 2012 announcement that it recorded a non-cash charge for the impairment of goodwill and intangible assets within Hewlett Packard Enterprise's software segment of approximately $8.8 billion in the fourth quarter of its 2012 fiscal year and HP's statements that, based on HP's findings from an ongoing investigation, the majority of this impairment charge related to accounting improprieties, misrepresentations to the market and disclosure failures at Autonomy that occurred prior to and in connection with HP's acquisition of Autonomy and the impact of those improprieties, failures and misrepresentations on the expected future financial performance of the Autonomy business over the long term. This stockholder litigation was commenced against, among others, certain current and former HP executive officers, certain current and former members of HP's Board of Directors and certain advisors to HP. The plaintiffs in these litigation matters are seeking to recover certain compensation paid by HP to the defendants and/or other damages. Pursuant to the separation and distribution agreement, HP and Hewlett Packard Enterprise share equally the cost and any damages arising from these litigation matters. These matters include the following:

  •
  In re Hewlett-Packard Shareholder Derivative Litigation (the "Federal Court Derivative Action") consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP's acquisition of Autonomy and the financial performance of HP's enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP's acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP's acquisition of Autonomy and Autonomy's Intelligent Data Operating Layer technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in "abuse of control" over HP, corporate waste and were unjustly enriched. The litigation was stayed until June 2014. The lead plaintiff filed a stipulation of proposed settlement on June 30, 2014. The court declined to grant preliminary approval to this settlement, and, on December 19, 2014, also declined to grant preliminary approval to a revised version of the settlement. On January 22, 2015, the lead plaintiff moved for preliminary approval of a further revised version of the settlement. On March 13, 2015, the

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

    court issued an order granting preliminary approval to the settlement. On July 24, 2015, the court held a hearing to entertain any remaining objections to the settlement and decide whether to grant final approval of the settlement. On July 30, 2015, the court granted final approval to the settlement and denied all remaining objections to the settlement. Three objectors to the settlement appealed the court's final approval order to United States Court of Appeals for the Ninth Circuit. Plaintiffs-appellants filed their opening briefs on December 30, 2015. HP's response brief was filed on February 29, 2016, and the reply briefs were filed on May 12, 2016.

    •
    Autonomy Corporation Limited v. Michael Lynch and Sushovan Hussain. On April 17, 2015, four HP subsidiaries (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy's former management, Michael Lynch and Sushovan Hussain. The Particulars of Claim seek damages in excess of $5 billion from Messrs. Lynch and Hussain for breach of their fiduciary duties by causing Autonomy group companies to engage in improper transactions and accounting practices. On October 1, 2015, Messrs. Lynch and Hussain filed their defenses. Mr. Lynch also filed a counterclaim against Autonomy Corporation Limited seeking $160 million in damages, among other things, for alleged misstatements regarding Lynch. The HP subsidiary claimants filed their replies to the defenses and the asserted counter-claim on March 11, 2016.

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

        The separation and distribution agreement includes provisions that provide for the allocation of environmental liabilities between HP and Hewlett Packard Enterprise including certain remediation obligations; responsibilities arising from the chemical and materials composition of their respective products, their safe use and their energy consumption; obligations under product take back legislation that addresses the collection, recycling, treatment and disposal of products; and other environmental matters. HP will generally be responsible for environmental liabilities related to the properties and other assets, including products, allocated to HP under the separation and distribution agreement and other ancillary agreements. Under these agreements, HP will indemnify Hewlett Packard Enterprise for liabilities for specified ongoing remediation projects, subject to certain limitations, and Hewlett Packard Enterprise has a payment obligation for a specified portion of the cost of those remediation projects. In addition, HP will share with Hewlett Packard Enterprise other environmental liabilities as set forth in the separation and distribution agreement. HP is indemnified in whole or in part by Hewlett Packard Enterprise for liabilities arising from the assets assigned to Hewlett Packard Enterprise and for certain environmental matters as detailed in the separation and distribution agreement.

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

  Cross-Indemnifications with Hewlett Packard Enterprise

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

        For information on the cross-indemnifications related to the tax matter agreements and litigations effective upon the Separation on November 1, 2015, see Note 7, "Taxes on Earnings" and Note 14, "Litigation and Contingencies", respectively.

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

        HP's aggregate product warranty liabilities and changes were as follows:

Six months ended April 30, 2016
In millions
Balance at beginning of period	$1,184
Accruals for warranties issued	494
Adjustments related to pre-existing warranties (including changes in estimates)	(15)
Settlements made (in cash or in kind)	(590)

Balance at end of period	$1,073

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Divestiture

        During the second quarter of fiscal 2016, HP entered into an agreement to divest certain technology assets, including licensing and distribution rights, for certain software offerings to Open Text Corporation, an enterprise information management company for $170 million. This divestiture was completed in the U.S. during the second quarter of fiscal 2016. The sale is expected to be completed in the remaining jurisdictions during the third quarter of fiscal 2016, subject to customary closing conditions. The software assets sold were previously reported within the Commercial Hardware business unit within the Printing segment. The gain associated with this divestiture was included in Selling, general and administrative expenses on the Consolidated Condensed Statements of Earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is organized as follows:

  •
  HP Inc. Separation Transaction.  A discussion of the separation of Hewlett Packard Enterprise Company, HP Inc.'s former enterprise technology infrastructure, software, services and financing businesses.

  •
  Overview.  A discussion of our business and other highlights affecting the company to provide context for the remainder of this MD&A.

  •
  Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

  •
  Results of Operations.  An analysis of our continuing financial results comparing the three and six months ended April 30, 2016 to the prior-year periods. A discussion of the results of continuing operations is followed by a more detailed discussion of the results of operations by segment.

  •
  Liquidity and Capital Resources.  An analysis of changes in our cash flows and a discussion of our liquidity and continuing financial condition.

  •
  Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan contributions, cost saving plan, uncertain tax positions and off-balance sheet arrangements of our continuing operations and separation costs.

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

HP Inc. Separation Transaction

        On November 1, 2015 (the "Distribution Date"), we completed the separation of Hewlett Packard Enterprise Company ("Hewlett Packard Enterprise"), HP Inc.'s former enterprise technology infrastructure, software, services and financing businesses (the "Separation"). In connection with the Separation, Hewlett-Packard Company changed its name to HP Inc. ("HP").

        On the Distribution Date, each of our stockholders of record as of the close of business on October 21, 2015 (the "Record Date") received one share of Hewlett Packard Enterprise common stock for every one share of our common stock held as of the Record Date. We distributed a total of approximately 1.8 billion shares of Hewlett Packard Enterprise common stock to our stockholders. Hewlett Packard Enterprise is now an independent public company, trading on the New York Stock Exchange ("NYSE") under the symbol "HPE". After the Separation, we do not beneficially own any shares of Hewlett Packard Enterprise common stock.

        The historical results of operations and financial positions of Hewlett Packard Enterprise are reported as discontinued operations in our Consolidated Condensed Financial Statements. For further

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

information on discontinued operations, see Note 2, "Discontinued Operations", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

OVERVIEW

        We are a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions, and services. We sell to individual consumers, small- and medium-sized businesses ("SMBs") and large enterprises, including customers in the government, health, and education sectors. We have three segments for financial reporting purposes: Personal Systems, Printing and Corporate Investments. The Personal Systems segment offers commercial personal computers ("PCs"), consumer PCs, workstations, thin clients, tablets, retail point-of-sale systems, calculators and other related accessories, software, support, and services for the commercial and consumer markets. The Printing segment provides consumer and commercial printer hardware, supplies, media, solutions and services, as well as scanning devices. Corporate Investments include HP Labs and certain business incubation projects, among others.

  •
  In Personal Systems, our strategic focus is on profitable growth through improved market segmentation with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, HP is investing in premium and mobility form factors such as convertible notebooks, detachable notebooks, and commercial phablets in order to meet customer preference for mobile, thinner and lighter devices. We anticipate gradual improvement in the market long-term given our product lineup and roadmap, broadly combined with our strength in commercial markets.

  •
  In Printing, our strategic focus is in areas such as business printing which includes delivering solutions to SMB and Enterprise customers such as multi-function and PageWide printers, including our JetIntelligence lineup of LaserJet printers; shift to contractual solutions that include Managed Print Services and Instant Ink which presents strong aftermarket supplies opportunities; and graphics, with innovation such as our Indigo and Latex product offerings. We plan to continue to focus on shifting the mix in the installed base to higher value units and expanding our innovative ink, laser and graphics programs. We continue to execute on our key initiatives of focusing on products targeted at high usage categories and introducing new revenue delivery models. In the consumer market, our Ink in the Office initiative is continuing to shift the installed base to more valuable units. In the commercial market, our focus is on placing higher value printer units which offer positive annuity of toner and ink as well as accelerating growth in graphic solutions products.

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

  •
  In Personal Systems, we are witnessing soft demand in the Personal Computer ("PC") market as customers hold onto their PCs longer, thereby extending PC refresh cycles. Demand for PCs is being impacted by weaker macroeconomic conditions and currency depreciation in Latin

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

    America, Canada and certain Asian and European markets. As such, we anticipate continued market headwinds for the next several quarters.

  •
  In Printing, we are experiencing the impact of demand challenges in consumer and commercial markets. We are also experiencing an overall competitive pricing environment due to aggressive pricing from our Japanese competitors.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Our management believes that there have been no significant changes during the six months ended April 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 31, 2015 included in the Annual Report on Form 10-K filed on December 16, 2015 and in the Current Report on Form 8-K filed on April 27, 2016.

ACCOUNTING PRONOUNCEMENTS

        For a summary of recent accounting pronouncements applicable to our consolidated condensed financial statements see Note 1, "Overview and Basis of Presentation", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

RESULTS OF OPERATIONS

        Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our net revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in net revenue on a constant currency basis, which assumes no change in foreign currency exchange rates from the prior-year period and does not adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This information is provided so that net revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our net revenue results and trends. This constant currency disclosure is provided in addition

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

to, and not as a substitute for, the year-over-year percentage change in net revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2016		2015		2016		2015
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$11,588	100.0%	$12,977	100.0%	$23,834	100.0%	$26,835	100.0%
Cost of revenue	9,338	80.6%	10,415	80.3%	19,299	81.0%	21,588	80.4%

Gross profit	2,250	19.4%	2,562	19.7%	4,535	19.0%	5,247	19.6%
Research and development	301	2.6%	305	2.4%	593	2.5%	609	2.3%
Selling, general and administrative	1,002	8.6%	1,228	9.4%	2,039	8.5%	2,450	9.1%
Restructuring charges	100	0.9%	7	0.0%	120	0.5%	21	0.1%
Amortization of intangible assets	6	0.0%	25	0.2%	14	0.1%	52	0.2%

Earnings from continuing operations	841	7.3%	997	7.7%	1,769	7.4%	2,115	7.9%
Interest and other, net	(5)	(0.1)%	(78)	(0.6)%	(99)	(0.4)%	(199)	(0.8)%

Earnings from continuing operations before taxes	836	7.2%	919	7.1%	1,670	7.0%	1,916	7.1%
Provision for taxes	(176)	(1.5)%	(186)	(1.5)%	(360)	(1.5)%	(413)	(1.5)%

Net earnings from continuing operations	660	5.7%	733	5.6%	1,310	5.5%	1,503	5.6%
Net (loss) earnings from discontinued operations	(31)	(0.3)%	278	2.1%	(89)	(0.4)%	874	3.3%

Net earnings	$629	5.4%	$1,011	7.7%	$1,221	5.1%	$2,377	8.9%

Net Revenue

        For the three months ended April 30, 2016, total net revenue decreased 10.7% (decreased 5.4% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 1.3% to $4.2 billion, while net revenue from international operations decreased 15.3% to $7.4 billion. For the six months ended April 30, 2016, total net revenue decreased 11.2% (decreased 5.1% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 3.1% to $8.5 billion, while net revenue from international operations decreased 15.1% to $15.3 billion.

        For the three and six months ended April 30, 2016, we experienced a net revenue decline across all regions. The primary factors contributing to the net revenue decline were unfavorable currency impacts, weak market demand and an overall competitive pricing environment. The net revenue decline for the six months ended April 30, 2016 was partially offset by the recognition of revenue, which was previously deferred in relation to sales to the pre-Separation finance entity. These effects were in

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

addition to elimination of intercompany sales to the pre-Separation finance entity during the prior-year period, which is included in discontinued operations.

        A detailed discussion of the factors contributing to the changes in segment net revenue is included under "Segment Information" below.

Gross Margin

        For the three and six months ended April 30, 2016, our gross margin decreased 0.3 percentage points and 0.6 percentage points, respectively as compared to the prior-year periods. The primary factors impacting gross margin performance were unfavorable currency impacts and a competitive pricing environment in Printing, the effects of which were partially offset by favorable commodity costs, product mix and pricing in Personal Systems. We also had favorable impacts from a higher proportion of graphics supplies and a favorable mix of Inkjet printers for the three months ended April 30, 2016. For the six months ended April 30, 2016, gross margin performance had favorable impacts from a higher proportion of graphics and ink supplies in Printing.

        A detailed discussion of the factors contributing to the changes in segment gross margins is included under "Segment Information" below.

Operating Expenses

  Research and Development

        R&D expense decreased 1.3% and 2.6% for the three and six months ended April 30, 2016, respectively as compared to the prior-year periods, due primarily to favorable currency impacts.

  Selling, General and Administrative

        SG&A expense decreased 18.4% and 16.8% for the three and six months ended April 30, 2016, respectively as compared to the prior-year periods, due primarily to lower corporate governance and other overhead costs which were related to the pre-Separation combined entity, the impact of the divestiture of certain software assets of the Marketing Optimization business to Open Text Corporation, our cost saving initiatives and favorable currency impacts.

  Restructuring Charges

        Restructuring charges increased by $93 million for the three months ended April 30, 2016 and increased $99 million for the six months ended April 30, 2016, as compared to the prior-year periods, due primarily to charges in connection with the restructuring plan announced in September 2015 (the "Fiscal 2015 Plan") in connection with the Separation.

Interest and Other, Net

        Interest and other, net expense decreased by $73 million for the three months ended April 30, 2016 and decreased by $100 million for the six months ended April 30, 2016, as compared to the prior-year periods. The decrease for both periods was due primarily to a lower interest expense driven by the reversal of interest previously accrued for a legal contingency and lower foreign currency transaction losses, partially offset by lower other miscellaneous income and interest income.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Provision for Taxes

        Our effective tax rate for continuing operations was 21.1% and 20.2% for the three months ended April 30, 2016 and 2015, respectively, and 21.6% for the six months ended April 30, 2016 and 2015. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the U.S.

        In the three and six months ended April 30, 2016, we recorded discrete items resulting in net tax benefits of $33 million and $86 million, respectively, for continuing operations. These amounts included a tax benefit of $32 million and $38 million for the three and six months ended April 30, 2016, respectively, on restructuring charges. The six months ended April 30, 2016 also included a tax benefit of $41 million arising from the retroactive research and development credit provided by the Consolidated Appropriations Act of 2016 signed into law in December 2015.

        In the three and six months ended April 30, 2015, we recorded discrete items resulting in net tax expense of $2 million and tax benefit of $15 million, respectively. These amounts included a tax benefit of $4 million and $7 million for the three and six months ended April 30, 2015, respectively, on restructuring charges. The six months ended April 30, 2015 also included a tax benefit of $26 million arising from the retroactive research and development credit provided by the Tax Increase Prevention Act of 2014 signed into law in December 2014 and tax expense of $29 million related to provision to return adjustments.

Segment Information

        A description of the products and services for each segment can be found in Note 3, "Segment Information" to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

Segment Reporting Changes

        Effective at the beginning of its first quarter of fiscal 2016, HP implemented a reporting change to provide better transparency to its segment operating results. This reporting change resulted in the exclusion of certain market-related factors such as interest cost, expected return on plan assets, amortized actuarial gains or losses, and impacts from other market-related factors related to its defined benefit pension and post-retirement benefit plans from its segment operating results ("Non-operating retirement-related credits/(charges)"). This change also resulted in the exclusion of certain plan curtailments, settlements and special termination benefits related to its defined benefit pension and post-retirement benefit plans from HP's segment operating results. Segment operating results will continue to include service costs and amortization of prior service costs associated with HP's defined benefit pension and post-retirement benefit plans. The reporting change had an immaterial impact to previously reported segment net revenue and earnings from operations and had no impact on HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Personal Systems

	Three months ended April 30			Six months ended April 30
	2016	2015	% Change	2016	2015	% Change
	Dollars in millions
Net revenue	$6,990	$7,759	(9.9)%	$14,457	$16,321	(11.4)%
Earnings from operations	$242	$227	6.6%	$471	$530	(11.1)%
Earnings from operations as a % of net revenue	3.5%	2.9%		3.3%	3.2%

        The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue			Net Revenue
			Weighted Net Revenue Change			Weighted Net Revenue Change
	2016	2015		2016	2015
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Notebooks	$3,838	$4,170	(4.3)	$8,043	$8,894	(5.2)
Desktops	2,402	2,762	(4.6)	4,929	5,711	(4.8)
Workstations	461	513	(0.7)	905	1,039	(0.8)
Other	289	314	(0.3)	580	677	(0.6)

Total Personal Systems	$6,990	$7,759	(9.9)	$14,457	$16,321	(11.4)

        Personal Systems net revenue decreased 9.9% (decreased 5.0% on a constant currency basis) for the three months ended April 30, 2016, and decreased 11.4% (decreased 5.5% on a constant currency basis) for the six months ended April 30, 2016 as compared to the prior-year periods. The net revenue decline in Personal Systems during these periods was due primarily to weak market demand and unfavorable currency impacts. Personal Systems net revenue decreased as a result of a 9% decline in unit volume along with a 1% decline in average selling prices ("ASPs") for the three months ended April 30, 2016 and decreased as a result of an 11% decline in unit volume along with flat ASPs for the six months ended April 30, 2016. The unit volume decline during these periods was due primarily to an overall decline in desktops and consumer notebooks, partially offset by a unit volume growth in commercial notebooks. The ASPs declined for the three months ended April 30, 2016 and were stable for the six months ended April 30, 2016, due primarily to unfavorable currency impacts offset by the favorable mix shift to commercial products.

        Net revenue for commercial clients and consumer clients decreased 7% and 16%, respectively for the three months ended April 30, 2016, and decreased 9% and 16%, respectively for the six months ended April 30, 2016, as compared to the prior-year periods due primarily to unfavorable currency impacts and weak market demand, partially offset by an increase in commercial notebooks. Net revenue declined 8% in Notebooks, 13% in Desktops, 10% in Workstations and 8% in Other for the three months ended April 30, 2016 and declined 10% in Notebooks, 14% in Desktops, 13% in Workstations and 14% in Other for the six months ended April 30, 2016. The net revenue decline in Other during the three and six months ended April 30, 2016 was due primarily to a decline in the sales of consumer tablets, partially offset by a revenue growth in consumer PC services.

        Personal Systems earnings from operations as a percentage of net revenue increased by 0.6 percentage points and 0.1 percentage points for the three and six months ended April 30, 2016,

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

respectively, as compared to the prior-year periods. The increases during these periods were a result of an increase in gross margin partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to favorable commodity costs combined with favorable product mix and pricing, the effects of which were offset by net unfavorable currency impacts. Operating expenses as a percentage of net revenue increased due to the size of the decline in net revenue.

Printing

	Three months ended April 30			Six months ended April 30
	2016	2015	% Change	2016	2015	% Change
	Dollars in millions
Net revenue	$4,637	$5,508	(15.8)%	$9,279	$11,104	(16.4)%
Earnings from operations	$801	$982	(18.4)%	$1,588	$2,032	(21.9)%
Earnings from operations as a % of net revenue	17.3%	17.8%		17.1%	18.3%

        The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue			Net Revenue
			Weighted Net Revenue Change			Weighted Net Revenue Change
	2016	2015		2016	2015
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$3,099	$3,684	(10.6)	$6,200	$7,285	(9.8)
Commercial Hardware	1,227	1,376	(2.7)	2,446	2,770	(2.9)
Consumer Hardware	311	448	(2.5)	633	1,049	(3.7)

Total Printing	$4,637	$5,508	(15.8)	$9,279	$11,104	(16.4)

  Three months ended April 30, 2016 compared with three months ended April 30, 2015

        Printing net revenue decreased 15.8% (decreased 10.3% on a constant currency basis) for the three months ended April 30, 2016 as compared to the prior-year period. The decline in net revenue was primarily driven by weak demand, unfavorable currency impacts and competitive pricing pressures. These factors resulted in a net revenue decline across Supplies and Commercial and Consumer printers. Net revenue for Supplies decreased 16% due primarily to reduction in channel inventory, unfavorable currency impacts combined with weak market demand and a competitive pricing environment. Printer unit volume decreased 16% while the average revenue per unit ("ARU") remained approximately flat. Printer unit volume decreased due primarily to weak market demand, our pricing discipline and focus on placing positive net present value ("NPV") units. Printer ARU remained approximately flat due primarily to favorable mix and improving ARU's on home and personal laser products, partially offset by competitive pricing in Ink in the Office and value laser products.

        Net revenue for Commercial Hardware decreased 11% as compared to the prior-year period driven by a 12% decline in unit volume and 1% decline in ARU, partially offset by an increase in other peripheral printing solutions. The unit volume in Commercial Hardware declined due to a decline in

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

LaserJet printer unit volume. The decline in ARU in Commercial Hardware was driven by an ARU decline in graphics and Value Laser printers, the effects of which were partially offset by a mix shift to high-value printer sales and an ARU improvement in Personal Laser printers. Net revenue for Consumer Hardware decreased 31% as compared to the prior-year period due to an 18% decline in printer unit volume, 9% decline in ARU and a decline in other printing solutions which was largely driven by the divestiture of Snapfish in the prior-year period. The unit volume decline in Consumer Hardware was due primarily to weakness in demand, our pricing discipline and continued efforts to place profitable units. The ARU decline in Consumer Hardware was due primarily to increased discounting in SMB printers, partially offset by an ARU improvement in home printers.

        Printing earnings from operations as a percentage of net revenue decreased by 0.5 percentage points for the three months ended April 30, 2016 as compared to the prior-year period due to a decline in gross margin and an increase in operating expenses as a percentage of net revenue. The gross margin decline was due primarily to net unfavorable currency impacts and a competitive pricing environment, the effects of which were partially offset by operational improvements, higher proportion of graphics supplies and favorable mix of Inkjet printers. Operating expenses as a percentage of net revenue increased due to the decline in net revenue. Printing operating expenses declined due primarily to the impact from the divestiture of certain software assets to Open Text Corporation and cost-saving initiatives.

  Six months ended April 30, 2016 compared with six months ended April 30, 2015

        Printing net revenue decreased 16.4% (decreased 10.5% on a constant currency basis) for the six months ended April 30, 2016 as compared to the prior-year period. The decline in net revenue was primarily driven by unfavorable currency impacts and weak market demand and competitive pricing pressures. These factors resulted in a net revenue decline across Supplies and Commercial and Consumer printers. Net revenue for Supplies decreased 15% due primarily to demand weakness combined with a competitive pricing environment, unfavorable currency impacts and reduction in channel inventory. Printer unit volume decreased 18% and ARU decreased 1%. Printer unit volume decreased due to weak market demand, our pricing discipline and focus on placing positive NPV units. Printer ARU decreased due primarily to unfavorable currency impacts and competitive pricing, partially offset by favorable mix.

        Net revenue for Commercial Hardware decreased 12% as compared to the prior-year period primarily driven by a 14% decline in unit volume while the ARU remained flat. The unit volume in Commercial Hardware declined due primarily to a unit volume decline in LaserJet printers. The ARU in Commercial Hardware remained flat due primarily to unfavorable currency impacts offset by ARU improvements in Personal Laser printers. Printer unit volume in Consumer Hardware declined 20% combined with a decline in other printing solutions largely driven by the divestiture of Snapfish in the prior-year period and a 12% decline in ARU which resulted in a 40% decline in Consumer Hardware net revenue as compared to the prior-year period. The unit volume decline in Consumer Hardware was due primarily to our pricing discipline, weakness in demand and our continued efforts to place positive NPV units. The ARU in Consumer Hardware decreased due primarily to unfavorable currency impacts and competitive pricing.

        Printing earnings from operations as a percentage of net revenue decreased by 1.2 percentage points for the six months ended April 30, 2016 as compared to the prior-year period due to a decline in gross margin and an increase in operating expenses as a percentage of net revenue. The gross margin decline was due primarily to net unfavorable currency impacts and competitive pricing pressure,

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

partially offset by operational improvements, favorable mix of Inkjet printers and a higher proportion of graphics and ink supplies. Operating expenses as a percentage of net revenue increased due to the decline in net revenue. Printing operating expenses declined as a result of cost-saving initiatives and the impact of the divestiture of certain software assets to Open Text Corporation during the second quarter of fiscal 2016.

Corporate Investments

        The loss from operations in Corporate Investments for the three and six months ended April 30, 2016 was due primarily to expenses associated with our incubation projects.

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

        Amounts held outside of the U.S. are generally utilized to support non U.S. liquidity needs, although a portion of those amounts may from time to time be subject to short-term intercompany loans into the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, some would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign earnings is restricted by local law. Except for foreign earnings that are considered indefinitely reinvested outside of the U.S., we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the U.S. and we would meet liquidity needs through ongoing cash flows, external borrowings or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Liquidity

        On November 1, 2015, we completed the separation of Hewlett Packard Enterprise and the distribution to our shareholders who received one share of Hewlett Packard Enterprise common stock for every one share of HP common stock held as of the Record Date. During the first quarter of fiscal 2016, we made a final net cash transfer of $526 million to Hewlett Packard Enterprise.

	Six months ended April 30
	2016	2015(1)
	In millions
Net cash provided by operating activities	$1,467	$2,208
Net cash used in investing activities	(255)	(1,639)
Net cash used in financing activities	(14,009)	(934)

Net decrease in cash and cash equivalents	$(12,797)	$(365)

(1)
The consolidated condensed statement of cash flows for the six months ended April 30, 2015 represents the combined cash flows of HP prior to the Separation, as previously filed, and has not been adjusted to reflect the effect of the separation of Hewlett Packard Enterprise.

Operating Activities

        Compared to the corresponding period in fiscal 2015, net cash provided by operating activities decreased by $741 million for the six months ended April 30, 2016, due primarily to the loss of earnings from the discontinued operations.

Working Capital Metrics

        Management utilizes current cash conversion cycle information to manage HP's working capital levels. The table below presents the cash conversion cycle information as of April 30, 2016 and October 31, 2015.

	As of
	April 30, 2016	October 31, 2015	Change
Days of sales outstanding in accounts receivable ("DSO")	30	35	(5)
Days of supply in inventory ("DOS")	34	39	(5)
Days of purchases outstanding in accounts payable ("DPO")	(88)	(93)	5

Cash conversion cycle	(24)	(19)	(5)

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

        DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. The decrease in DSO was due primarily to favorable revenue linearity and reduction of aged

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

accounts receivable partially offset by the impact of the deferred revenue reversal related to our pre-Separation finance entity.

        DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The decrease in DOS was primarily due to strong inventory management.

        DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The decrease in DPO was the result of lower volume partially offset by the impact of extension in contractual payment terms.

Investing Activities

        Compared to the corresponding period in fiscal 2015, net cash used in investing activities decreased by $1.4 billion for the six months ended April 30, 2016, due primarily to lower capital expenditures as a result of the discontinued operations.

Financing Activities

        Compared to the corresponding period in fiscal 2015, net cash used in financing activities increased by $13.1 billion for the six months ended April 30, 2016, due primarily to the Separation which included a cash transfer of $10.4 billion to Hewlett Packard Enterprise and the early repayment of $2.1 billion of U.S. Dollar Global Notes.

Capital Resources

Debt Levels

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Outstanding borrowings decreased to $6.8 billion as of April 30, 2016, as compared to $8.9 billion as of October 31, 2015, bearing weighted-average interest rates of 4.1% for April 30, 2016 and 3.7% for October 31, 2015. During the first six months of fiscal 2016, we repaid $2.1 billion of U.S. Dollar Global Notes.

        Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 10, "Financial Instruments", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

        As of April 30, 2016, we maintain a senior unsecured committed revolving credit facility, which will be available until April 2, 2019, primarily to support the issuance of commercial paper with aggregate lending commitments of $4.0 billion. Funds to be borrowed under this revolving credit facility may also be used for general corporate purposes.

Available Borrowing Resources

        As of April 30, 2016, we had available borrowing resources of $843 million from uncommitted lines of credit in addition to our $4.0 billion senior unsecured committed revolving credit facility discussed

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

above. For more information on our borrowings, see Note 11, "Borrowings", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Credit Ratings

        Our credit risk is evaluated by major independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, previous downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper and have required the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade to our credit ratings by any rating agencies may further impact us in a similar manner, and, depending on the extent of any such downgrade, could have a negative impact on our liquidity and capital position. We can access alternative sources of funding, including drawdowns under our credit facilities, if necessary, to offset potential reductions in the market capacity for our commercial paper.

CONTRACTUAL AND OTHER OBLIGATIONS

Contractual Obligations

        As of April 30, 2016, our contractual obligations from continuing operations have not changed significantly since October 31, 2015. After the Separation, we have additional contractual obligations related to lease transactions with Hewlett Packard Enterprise's Financial Services. As of April 30, 2016, the total future lease obligations are as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Operating lease obligations	$346	$155	$166	$25	$—
Capital lease obligations	$82	$10	$40	$30	$2

Retirement and Post-Retirement Benefit Plan Contributions

        As of April 30, 2016, we anticipate making contributions for the remainder of fiscal 2016 of approximately $8 million to our non-U.S. pension plans, $16 million to cover benefit payments to U.S. non-qualified pension plan participants and $17 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 5, "Retirement and Post-Retirement Benefit Plans", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Cost Saving Plan

        We expect future cash payments up to $250 million through fiscal 2016, in connection with the acceleration of our existing Fiscal 2015 Plan. For more information on our restructuring activities that are part of our cost improvements, see Note 4, "Restructuring", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

HP INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Uncertain Tax Positions

        As of April 30, 2016, we had approximately $2.2 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 7, "Taxes on Earnings", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

Separation Costs

        As of April 30, 2016, we expect future cash payments of approximately $150 million in connection with separation costs, which are expected to be paid in the remainder of fiscal 2016, with subsequent tax credit amounts expected over later years.

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

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        Information with respect to this item may be found in Note 14, "Litigation and Contingencies" to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
February 2016	17,488	$9.84	17,488	$1,064,102
March 2016	5,980	$11.40	5,980	$995,941
April 2016	5,245	$12.41	5,245	$930,868

Total	28,713		28,713

        On July 21, 2011, HP's Board of Directors authorized a $10.0 billion share repurchase program. HP may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All share repurchases settled in the second quarter of fiscal 2016 were open market transactions. As of April 30, 2016, HP had remaining authorization of $0.9 billion for future share repurchases.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Mine Safety Disclosures.

        Not applicable.

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

HP INC.
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: June 2, 2016

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.3	November 5, 2015
2(d)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
2(e)	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.5	November 5, 2015
2(f)	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.6	November 5, 2015
2(g)	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC.**	8-K	001-04423	2.7	November 5, 2015
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(c)	Registrant's Certificate of Designation of Series A Junior Redeemable Preferred Stock	8-K	001-04423	3.1	October 22, 2015
3(d)	Registrant's Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(e)	Registrant's Third Amended and Restated Bylaws.	8-K	001-04423	3.1	February 8, 2016
3(f)	Registrant's Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
4(a)	Senior Indenture between the Registrant and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Subordinated Indenture.	S-3	333-30786	4.2	March 17, 2000
4(c)	Form of Registrant's 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	December 2, 2010
4(d)	Form of Registrant's 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.5 and 4.6	June 1, 2011
4(e)	Form of Registrant's 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(f)	Form of Registrant's 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(g)	Form of Registrant's 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant's 2.750% Global Note due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(i)	Specimen certificate for the Registrant's common stock.	8-K/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	March 10, 2008
10(k)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(1)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
10(j)(j)	Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.	8-K	001-04423	10.1	November 5, 2015

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)(k)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 12, 2016
10(l)(l)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 12, 2016
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 12, 2016
10(n)(n)	Registrant's 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(n)(n)	March 3, 2016
10(o)(o)	Registrant's Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(o)(o)	March 3, 2016
10(p)(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(q)(q)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(t)(t)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡

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