Form 10-Q
period 2016-07-31
HP INC
filed 2016-09-01
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: July 31, 2016
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4423
_________________________________________
HP INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1081436
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1501 Page Mill Road, Palo Alto, California	94304
(Address of principal executive offices)	(Zip code)
(650) 857-1501 (Registrant's telephone number, including area code)
________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP common stock outstanding as of July 31, 2016 was 1,710,875,682 shares

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended July 31, 2016

In this report on Form 10-Q, for all periods presented, "we", "us", "our", "company", "HP" and "HP Inc." refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans and any resulting cost savings, revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP's businesses; the competitive pressures faced by HP's businesses; risks associated with executing HP's strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP's products and the delivery of HP's services effectively; the protection of HP's intellectual property assets, including intellectual property licensed from third parties; risks associated with HP's international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP's business) and the anticipated benefits of the restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 and in our Quarterly Reports on Form 10-Q for the fiscal quarters ended January 31, 2016 and April 30, 2016, and that are otherwise described or updated from time to time in HP's other filings with the Securities and Exchange Commission (the "SEC"). HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2016	2015	2016	2015
	In millions, except per share amounts
Net revenue	$11,892	$12,362	$35,726	$39,197
Costs and expenses:
Cost of revenue	9,720	10,036	29,019	31,624
Research and development	298	300	891	909
Selling, general and administrative	719	1,058	2,758	3,508
Restructuring and other charges	36	1	156	22
Amortization of intangible assets	2	24	16	76
Defined benefit plan settlement credits	—	(64)	—	(64)
Total costs and expenses	10,775	11,355	32,840	36,075
Earnings from continuing operations	1,117	1,007	2,886	3,122
Interest and other, net	(36)	(90)	(135)	(289)
Earnings from continuing operations before taxes	1,081	917	2,751	2,833
Provision for taxes	(238)	(217)	(598)	(630)
Net earnings from continuing operations	843	700	2,153	2,203
Net (loss) earnings from discontinued operations	(60)	154	(149)	1,028
Net earnings	$783	$854	$2,004	$3,231
Net earnings (loss) per share:
Basic
Continuing operations	$0.49	$0.39	$1.24	$1.21
Discontinued operations	(0.03)	0.08	(0.08)	0.57
Total basic net earnings per share	$0.46	$0.47	$1.16	$1.78
Diluted
Continuing operations	$0.49	$0.39	$1.23	$1.20
Discontinued operations	(0.04)	0.08	(0.08)	0.55
Total diluted net earnings per share	$0.45	$0.47	$1.15	$1.75
Cash dividends declared per share	$0.25	$0.35	$0.50	$0.67
Weighted-average shares used to compute net earnings per share:
Basic	1,711	1,805	1,735	1,817
Diluted	1,725	1,828	1,747	1,842

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2016	2015	2016	2015
	In millions
Net earnings	$783	$854	$2,004	$3,231
Other comprehensive income before taxes:
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	1	4	2	(9)
Change in unrealized components of cash flow hedges:
Unrealized gains arising during the period	175	292	135	905
Losses (gains) reclassified into earnings	159	(159)	63	(1,049)
	334	133	198	(144)
Change in unrealized components of defined benefit plans:
Losses arising during the period	—	(75)	(4)	(75)
Amortization of actuarial loss and prior service benefit	12	108	36	324
Settlements and other	—	97	1	99
	12	130	33	348
Change in cumulative translation adjustment	—	(44)	—	(112)
Other comprehensive income before taxes	347	223	233	83
(Provision for) benefit from taxes	(28)	(69)	41	(50)
Other comprehensive income, net of taxes	319	154	274	33
Comprehensive income	$1,102	$1,008	$2,278	$3,264

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	July 31, 2016	October 31, 2015
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$5,636	$7,584
Accounts receivable	4,008	4,825
Inventory	3,961	4,288
Other current assets	3,797	4,498
Current assets of discontinued operations	—	30,592
Total current assets	17,402	51,787
Property, plant and equipment	1,607	1,492
Goodwill	5,618	5,680
Other non-current assets	2,597	1,592
Non-current assets of discontinued operations	—	46,331
Total assets	$27,224	$106,882
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$75	$2,194
Accounts payable	10,402	10,194
Employee compensation and benefits	712	747
Taxes on earnings	162	243
Deferred revenue	877	1,051
Other accrued liabilities	5,886	6,241
Current liabilities of discontinued operations	—	21,521
Total current liabilities	18,114	42,191
Long-term debt	6,760	6,677
Other non-current liabilities	6,276	7,414
Non-current liabilities of discontinued operations	—	22,449
Commitments and contingencies
Stockholders' equity:
HP stockholders' (deficit) equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,711 and 1,804 shares issued and outstanding at July 31, 2016 and October 31, 2015, respectively)	17	18
Additional paid in capital	986	1,963
Retained earnings (deficit)	(3,982)	32,089
Accumulated other comprehensive loss	(947)	(6,302)
Total HP stockholders' (deficit) equity	(3,926)	27,768
Non-controlling interests of discontinued operations	—	383
Total stockholders' (deficit) equity	(3,926)	28,151
Total liabilities and stockholders' equity	$27,224	$106,882

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended July 31
	2016	2015
	In millions
Cash flows from operating activities:
Net earnings	$2,004	$3,231
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	249	3,054
Stock-based compensation expense	140	476
Provision for doubtful accounts	37	38
Provision for inventory	76	227
Restructuring and other charges	151	426
Deferred taxes on earnings	978	898
Excess tax benefit from stock-based compensation	(4)	(124)
Other, net	(408)	675
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	728	1,199
Financing receivables	—	192
Inventory	251	(467)
Accounts payable	238	(358)
Taxes on earnings	(877)	(1,075)
Restructuring and other	(114)	(1,006)
Other assets and liabilities	(917)	(3,505)
Net cash provided by operating activities	2,532	3,881
Cash flows from investing activities:
Investment in property, plant and equipment	(287)	(2,642)
Proceeds from sale of property, plant and equipment	—	310
Purchases of available-for-sale securities and other investments	(122)	(180)
Maturities and sales of available-for-sale securities and other investments	133	246
Payment made in connection with business acquisitions, net of cash acquired	—	(2,617)
Proceeds from business divestitures, net	160	156
Net cash used in investing activities	(116)	(4,727)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	72	2,633
Proceeds from debt, net of issuance costs	4	5,993
Payment of debt	(2,158)	(2,642)
Settlement of cash flow hedges	4	(32)
Net transfer of cash and cash equivalents to Hewlett Packard Enterprise Company	(10,375)	—
Issuance of common stock under employee stock plans	41	303
Repurchase of common stock	(1,159)	(2,582)
Excess tax benefit from stock-based compensation	4	124
Cash dividends paid	(646)	(913)
Net cash (used in) provided by financing activities	(14,213)	2,884
Net (decrease) increase in cash and cash equivalents	(11,797)	2,038
Cash and cash equivalents at beginning of period	17,433	15,133
Cash and cash equivalents at end of period	$5,636	$17,171
Supplemental schedule of non-cash investing and financing activities:
Net assets transferred to Hewlett Packard Enterprise Company	$22,144	$—
Purchase of assets under capital leases	$118	$70
Stock awards assumed in business acquisitions	$—	$31
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
In connection with the Separation, HP and Hewlett Packard Enterprise entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties, including among others a tax matters agreement, an employee matters agreement, a transition service agreement, a real estate matters agreement, a master commercial agreement and an information technology service agreement. For more information on the impacts of these agreements, see Note 5, "Retirement and Post-Retirement Benefit Plans", Note 6, "Stock-Based Compensation", Note 7, "Taxes on Earnings", Note 14, "Litigation and Contingencies" and Note 15, "Guarantees, Indemnifications and Warranties".
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 1: Overview and Basis of Presentation (Continued)

Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. HP is required to adopt the guidance in the first quarter of fiscal 2021. Earlier adoption is permitted. HP is currently evaluating the impact of this guidance on its Consolidated Condensed Financial Statements.
In March 2016, the FASB issued guidance which amends the existing accounting standards for share-based payments. The amendment changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. HP is required to adopt the guidance in the first quarter of fiscal 2018. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on its Consolidated Condensed Financial Statements.
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
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendment is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update for a one-year deferral of the effective date, with an option of applying the standard on the original effective date, which for HP is the first quarter of fiscal 2018. In accordance with this deferral, HP is required to adopt these amendments in the first quarter of fiscal 2019. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. HP is continuing to evaluate the impact of this guidance and the transition alternatives on its Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 2: Discontinued Operations
On November 1, 2015, HP completed the Separation of Hewlett Packard Enterprise. After the Separation, HP does not beneficially own any shares of Hewlett Packard Enterprise common stock.
In connection with the Separation, HP and Hewlett Packard Enterprise have entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties, including among others a tax matters agreement, an employee matters agreement, a transition service agreement, a real estate matters agreement, a master commercial agreement and an information technology service agreement. These agreements provided for the allocation between HP and Hewlett Packard Enterprise of assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation and govern certain relationships between HP and Hewlett Packard Enterprise after the Separation.
After the Separation, HP no longer consolidates the financial results of Hewlett Packard Enterprise within its financial results of continuing operations. For all the periods prior to the Separation, the financial results of Hewlett Packard Enterprise are presented as net earnings from discontinued operations in the Consolidated Condensed Statements of Earnings and assets and liabilities from discontinued operations in the Consolidated Condensed Balance Sheets. For all the periods after the Separation, discontinued operations includes separation costs primarily related to third-party consulting, contractor fees and other costs.
The following table presents the financial results of HP's discontinued operations:

	Three months ended July 31		Nine months ended July 31
	2016	2015	2016	2015
	In millions, except per share amounts
Net revenue	$—	$12,987	$—	$38,444
Cost of revenue(1)	—	9,281	—	27,609
Expenses(2)	30	3,501	158	9,394
Interest and other, net(3)(4)	(174)	18	(157)	132
Earnings (loss) from discontinued operations before taxes	144	187	(1)	1,309
Provision for taxes(4)	(204)	(33)	(148)	(281)
(Loss) earnings from discontinued operations, net of taxes	$(60)	$154	$(149)	$1,028
_______________________________________________________________________________

(1)	Cost of products, cost of services and financing interest.

(2)	Expenses for the three and nine months ended July 31, 2016 were primarily related to separation costs.

(3)
In fiscal 2015, allocation of interest to Hewlett Packard Enterprise was based on the average effective interest rate of the debt assumed by Hewlett Packard Enterprise and the debt repaid as part of the Separation.

(4)
In connection with the tax matters agreement (the "TMA"), Interest and other, net for the three and nine months ended July 31, 2016 includes $174 million and $157 million, respectively, of net tax indemnification amounts and Provision for taxes for the three and nine months ended July 31, 2016 includes $172 million and $156 million, respectively, of the tax impact relating to the above amounts. For more information on tax indemnifications and the TMA, see Note 7, "Taxes on Earnings".

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 2: Discontinued Operations (Continued)

There were no significant non-cash items or any capital expenditures of discontinued operations for the three and nine months ended July 31, 2016. For the three and nine months ended July 31, 2015, significant non-cash items and capital expenditures of discontinued operations are outlined below:

	Three months ended July 31, 2015	Nine months ended July 31, 2015
	In millions
Depreciation and amortization	$925	$2,750
Purchases of property, plant and equipment	$768	$2,215
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
HP's operations are organized into three segments for financial reporting purposes: Personal Systems, Printing and Corporate Investments. HP's organizational structure is based on a number of factors that the chief operating decision maker uses to evaluate, view and run its business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by HP's chief operating decision maker to evaluate segment results. The chief operating decision maker uses several metrics to evaluate the

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 3: Segment Information (Continued)

performance of the overall business, including earnings from operations, and uses these results to allocate resources to each of the segments.
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

•
LaserJet and Enterprise Solutions delivers HP's LaserJet printers, supplies and solutions to SMBs and large enterprises. HP goes to market through its extensive channel network and directly with HP sales. Ongoing key initiatives include design and deployment of A3 products and solutions for the copier and multifunction printer market, printer security solutions, PageWide Enterprise solutions, and award-winning JetIntelligence products.

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

•
Print Solutions provides end-to-end services, as well as core platforms to develop and deploy services across printing systems. HP's focus includes driving customer value through managed print services and providing support solutions for new and existing customers.

        Corporate Investments include HP Labs and certain business incubation projects, among others.
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
HP does not allocate certain operating expenses, which it manages at the corporate level, to its segments. These unallocated costs include certain corporate costs, stock-based compensation expense, restructuring charges, amortization of intangible assets, defined benefit plan settlement credits, non-operating retirement-related credits and intersegment eliminations.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 3: Segment Information (Continued)

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
Segment Operating Results from Continuing Operations:

	Personal Systems	Printing	Corporate Investments	Total Segments	Intersegment Eliminations and Other(1)	Total
	In millions
Three months ended July 31, 2016
Net revenue	$7,512	$4,423	$—	$11,935	$(43)	$11,892
Earnings (loss) from operations	$333	$903	$(35)	$1,201
Three months ended July 31, 2015
Net revenue	$7,505	$5,163	$2	$12,670	$(308)	$12,362
Earnings (loss) from operations	$211	$896	$(12)	$1,095
Nine months ended July 31, 2016
Net revenue	$21,969	$13,702	$6	$35,677	$49	$35,726
Earnings (loss) from operations	$804	$2,491	$(66)	$3,229
Nine months ended July 31, 2015
Net revenue	$23,826	$16,267	$16	$40,109	$(912)	$39,197
Earnings (loss) from operations	$741	$2,928	$(32)	$3,637
_______________________________________________________________________________

(1)
Other includes adjustments for sales to entities which, prior to the Separation, were included in intersegment eliminations. For the nine months ended July 31, 2016, the amount also includes the recognition of revenue previously deferred in relation to sales to the pre-Separation finance entity. For the nine months ended July 31, 2015, the amount also includes the elimination of intercompany sales to the pre-Separation finance entity, which is included in discontinued operations. The related cost adjustments are reflected in the reconciliation of the segment earnings to HP's consolidated earnings as included below.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 3: Segment Information (Continued)

The reconciliation of segment operating results to HP consolidated results was as follows:

	Three months ended July 31		Nine months ended July 31
	2016	2015	2016	2015
	In millions
Net Revenue:
Total segments	$11,935	$12,670	$35,677	$40,109
Intersegment net revenue eliminations and other	(43)	(308)	49	(912)
Total net revenue	$11,892	$12,362	$35,726	$39,197
Earnings from continuing operations before taxes:
Total segment earnings from operations	$1,201	$1,095	$3,229	$3,637
Corporate costs and eliminations	(45)	(126)	(149)	(486)
Stock-based compensation expense	(39)	(58)	(140)	(168)
Restructuring and other charges	(36)	(1)	(156)	(22)
Amortization of intangible assets	(2)	(24)	(16)	(76)
Acquisition-related charges	—	(1)	—	(1)
Defined benefit plan settlement credits	—	64	—	64
Non-operating retirement-related credits	38	58	118	174
Interest and other, net	(36)	(90)	(135)	(289)
Total earnings from continuing operations before taxes	$1,081	$917	$2,751	$2,833
Net revenue by segment and business unit was as follows:

	Three months ended July 31		Nine months ended July 31
	2016	2015	2016	2015
	In millions
Notebooks	$4,303	$3,993	$12,346	$12,887
Desktops	2,455	2,700	7,384	8,411
Workstations	476	507	1,381	1,546
Other	278	305	858	982
Personal Systems	7,512	7,505	21,969	23,826
Supplies	2,840	3,455	9,040	10,740
Commercial Hardware	1,290	1,330	3,736	4,100
Consumer Hardware	293	378	926	1,427
Printing	4,423	5,163	13,702	16,267
Corporate Investments	—	2	6	16
Total segment net revenue	11,935	12,670	35,677	40,109
Intersegment net revenue eliminations and other	(43)	(308)	49	(912)
Total net revenue	$11,892	$12,362	$35,726	$39,197
There have been no material changes to the total assets of HP's individual segments since October 31, 2015.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 4: Restructuring and Other Charges
Fiscal 2015 Plan
In connection with the Separation, on September 14, 2015, HP's Board of Directors approved a cost savings plan which includes labor and non-labor actions which will be implemented through fiscal 2016. HP estimates that it will incur aggregate pre-tax charges up to $300 million which relate to workforce reductions, real estate consolidation and other non-labor charges. HP expects approximately 3,000 employees will exit by the end of fiscal 2016.
During the nine months ended July 31, 2016, HP announced a voluntary phased retirement program ("PRP") for certain qualified employees. Qualified employees will retire gradually over a defined period of time and at the end of which they will receive severance and certain benefits. HP recognized charges aggregating $29 million during the nine months ended July 31, 2016 related to the PRP.
The following table summarizes the cost saving plan activities in the three and nine months ended July 31, 2016.

			Nine months ended July 31, 2016				As of July 31, 2016

	Accrued Balance, October 31, 2015	Three months ended July 31, 2016 Charges	Charges	Cash Payments	Non-Cash and Other Adjustments	Accrued Balance (1), July 31, 2016	Total Costs Incurred to Date	Total Expected Costs to Be Incurred
In millions
Fiscal 2015 Plan
Severance and PRP	$39	$20	$107	$(83)	$(12)	$51	$145	$240
Infrastructure and other (1)	—	8	27	(3)	(19)	5	27	60
Total	$39	$28	$134	$(86)	$(31)	$56	$172	$300
_______________________________________________________________________________

(1)	Accrued expenses related to the Fiscal 2015 Plan are included in Other accrued liabilities on the Consolidated Condensed Balance Sheets.
Fiscal 2012 Plan
The severance and infrastructure cash payments associated with the restructuring plan (the "2012 Plan") initiated by HP in fiscal 2012 are expected to be paid through fiscal 2021. For the three and nine months ended July 31, 2016, HP recognized $3 million and $5 million, respectively, in total severance charges in connection with the 2012 Plan. Accrued expenses related to the 2012 Plan, which were included in Other accrued liabilities and Other non-current liabilities on the Consolidated Condensed Balance Sheets, totaled $10 million as of July 31, 2016.
Other charges

Other charges include non-recurring costs that are distinct from ongoing operational costs. The charges include information technology costs incurred in connection with the Separation. HP incurred $5 million and $17 million of other charges for the three and nine months ended July 31, 2016, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5: Retirement and Post-Retirement Benefit Plans
The components of HP's pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2016	2015	2016	2015	2016	2015
	In millions
Service cost	$—	$—	$12	$64	$—	$1
Interest cost	136	140	6	92	5	7
Expected return on plan assets	(183)	(210)	(12)	(195)	(8)	(10)
Amortization and deferrals:
Actuarial loss (gain)	14	12	6	73	(3)	(2)
Prior service benefit	—	—	(1)	(4)	(4)	(5)
Net periodic benefit (credit) cost	(33)	(58)	11	30	(10)	(9)
Settlement gain	—	(72)	—	—	—	—
Special termination benefits	—	—	—	—	—	1
Plan credit allocation(1)	—	—	—	—	—	(8)
Total periodic benefit (credit) cost from continuing operations	(33)	(130)	11	30	(10)	(16)
Summary of total periodic benefit (credit) cost:
Continuing operations	(33)	(130)	11	30	(10)	(16)
Discontinued operations	—	183	—	26	—	8
Total periodic benefit (credit) cost	$(33)	$53	$11	$56	$(10)	$(8)

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5: Retirement and Post-Retirement Benefit Plans (Continued)

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2016	2015	2016	2015	2016	2015
	In millions
Service cost	$—	$—	$35	$195	$—	$3
Interest cost	408	418	18	280	15	21
Expected return on plan assets	(549)	(644)	(36)	(590)	(24)	(28)
Amortization and deferrals:
Actuarial loss (gain)	42	37	18	220	(9)	(8)
Prior service benefit	—	—	(3)	(14)	(12)	(15)
Net periodic benefit (credit) cost	(99)	(189)	32	91	(30)	(27)
Settlement loss (gain)	1	(72)	1	2	—	—
Special termination benefits	—	—	—	8	9	1
Plan credit allocation(1)	—	—	—	(11)	—	(24)
Total periodic benefit (credit) cost from continuing operations	(98)	(261)	33	90	(21)	(50)
Summary of total periodic benefit (credit) cost:
Continuing operations	(98)	(261)	33	90	(21)	(50)
Discontinued operations	—	193	—	79	—	24
Total periodic benefit (credit) cost	$(98)	$(68)	$33	$169	$(21)	$(26)
_______________________________________________________________________________

(1)	Plan credit allocation relates to the employees of HP covered under Hewlett Packard Enterprise plans or employees of Hewlett Packard Enterprise covered under HP plans.
Employer Contributions and Funding Policy
HP's policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During the nine months ended July 31, 2016, HP contributed $15 million to its non-U.S. pension plans, paid $24 million to cover benefit payments to U.S. non-qualified plan participants, and paid $24 million to cover benefit claims under HP's post-retirement benefit plans. During the remainder of fiscal 2016, HP anticipates making additional contributions of approximately $3 million to its non-U.S. pension plans and approximately $9 million to its U.S. non-qualified plan participants and expects to pay approximately $11 million to cover benefit claims under HP's post-retirement benefit plans.
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
Lump Sum Program
During the third quarter of fiscal 2016, HP offered a program whereby certain terminated vested participants of the HP Inc. Pension Plan ("Pension Plan") could elect to take a one-time voluntary lump sum payment equal to the present value of future benefits.  This program closed on July 29, 2016.  Approximately 17,000 plan participants elected to receive lump sum

HP INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5: Retirement and Post-Retirement Benefit Plans (Continued)

payments which they will receive from plan assets in the fourth quarter of fiscal 2016.  Settlement expense will be recorded in the fourth quarter of fiscal 2016.

In January 2015, HP offered certain terminated vested participants of the Pension Plan the option of receiving their pension benefit in a one-time voluntary lump sum during a specified window. As a result of the lump sum program, HP recognized a settlement credit of approximately $72 million in the third quarter of fiscal 2015. As a result of the settlement, additional net periodic benefit cost of $8 million was recorded in the third quarter of fiscal 2015, which offset the actuarial gain from the settlement and was recognized in the Consolidated Condensed Statements of Earnings as Defined benefit plan settlement credits.

Note 6: Stock-Based Compensation
HP's stock-based compensation plans permit the issuance of restricted stock awards, stock options and performance-based awards.
Stock-based compensation expense and the resulting tax benefits from continuing operations were as follows:

	Three months ended July 31		Nine months ended July 31
	2016	2015	2016	2015
	In millions
Stock-based compensation expense(1)	$39	$58	$140	$168
Income tax benefit	(13)	(17)	(48)	(49)
Stock-based compensation expense, net of tax	$26	$41	$92	$119
_______________________________________________________________________________

(1)
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

Restricted Stock Awards
Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. For the three and nine months ended July 31, 2016 and 2015, HP granted only restricted stock units. HP uses the closing stock price on the grant date to estimate the fair value of service-based restricted stock units. HP estimates the fair value of restricted stock units subject to performance-adjusted vesting conditions using a combination of the closing stock price on the grant date and the Monte Carlo simulation model. For the three months ended July 31, 2016 and 2015, HP did not grant any restricted stock units subject to performance-adjusted vesting conditions. The weighted-average fair value and the assumptions used to measure fair value of restricted stock units subject to performance-adjusted vesting conditions in the Monte Carlo simulation model were as follows:

	Nine months ended July 31
	2016	2015
Weighted-average fair value(1)	$13	$47
Expected volatility(2)	32.5%	33.6%
Risk-free interest rate(3)	1.2%	1.0%
Expected performance period in years(4)	2.9	2.9
_______________________________________________________________________________

(1)	The weighted-average fair value was based on performance-adjusted restricted stock units granted during the period.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 6: Stock Based Compensation (Continued)

(2)	The expected volatility was estimated using the historical volatility derived from HP's common stock.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected performance period was estimated based on the length of the remaining performance period from the grant date.
A summary of restricted stock award activity was as follows:

	Nine months ended July 31, 2016
	Shares	Weighted-Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	29,717	$32
Granted	27,968	$9
Vested	(3,219)	$13
Cancelled Awards	(23,926)	$32
Forfeited	(1,751)	$13
Outstanding at end of period	28,789	$13
At July 31, 2016, there was $201 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.4 years.
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

	Three months ended July 31		Nine months ended July 31
	2016	2015	2016	2015
Weighted-average fair value(1)	$2	$6	$4	$8
Expected volatility(2)	31.6%	26.7%	36.2%	26.3%
Risk-free interest rate(3)	1.3%	1.6%	1.8%	1.7%
Expected dividend yield(4)	4.3%	2.3%	3.5%	1.8%
Expected term in years(5)	5.5	5.2	6.0	5.8
_______________________________________________________________________________

(1)	The weighted-average fair value was based on stock options granted during the period.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 6: Stock Based Compensation (Continued)

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

A summary of stock option activity was as follows:

	Nine months ended July 31, 2016
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	36,278	$26
Granted	25,424	$6
Exercised	(3,901)	$8
Cancelled Awards	(26,252)	$26
Forfeited and expired	(2,173)	$16
Outstanding at end of period	29,376	$12	5.2	$66
Vested and expected to vest at end of period	27,680	$12	5.1	$65
Exercisable at end of period	15,461	$11	3.7	$58
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the third quarter of fiscal 2016. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the third quarter of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three and nine months ended July 31, 2016 was $14 million and $21 million, respectively.
At July 31, 2016, there was $22 million of unrecognized pre-tax, stock-based compensation expense related to unvested stock options, which HP expects to recognize over the remaining weighted-average vesting period of 1.9 years.
Note 7: Taxes on Earnings
Tax Matters Agreement and Other Income Tax Matters
In connection with the Separation, HP entered into the TMA with Hewlett Packard Enterprise, effective on November 1, 2015, that governs the rights and obligations of HP and Hewlett Packard Enterprise for certain pre-Separation tax liabilities. The TMA provides that HP and Hewlett Packard Enterprise will share certain pre-Separation income tax liabilities. In certain jurisdictions, HP and Hewlett Packard Enterprise have joint and several liability for past income tax liabilities and accordingly, HP could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.
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
Upon completion of the Separation on November 1, 2015, HP recorded income tax indemnification receivables from Hewlett Packard Enterprise for certain income tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the TMA. The actual amount that Hewlett Packard Enterprise may be obligated to pay HP could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of July 31, 2016 was $1.1 billion.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 7: Taxes on Earnings (Continued)

Provision for Taxes
HP's effective tax rate for continuing operations was 22.0% and 23.7% for the three months ended July 31, 2016 and 2015, respectively, and 21.7% and 22.2% for the nine months ended July 31, 2016 and 2015, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all foreign earnings because HP plans to reinvest some of those earnings indefinitely outside the U.S.
In the three and nine months ended July 31, 2016, HP recorded discrete items resulting in net tax expense of $14 million and net tax benefit of $72 million, respectively, for continuing operations. These amounts included a tax benefit of $8 million and $46 million, for the three and nine months ended July 31, 2016, respectively, on restructuring and other charges. The nine months ended July 31, 2016 also included a tax benefit of $41 million arising from the retroactive research and development credit provided by the Consolidated Appropriations Act of 2016 signed into law in December 2015.
In the three and nine months ended July 31, 2015, HP recorded discrete items resulting in net tax expense of $28 million and $12 million, respectively. These amounts included a tax benefit of $1 million and $8 million for the three and nine months ended July 31, 2015, respectively, on restructuring and other charges, and tax expense of $7 million and $36 million for the three and nine months ended July 31, 2015, respectively, related to provision to return adjustments and other tax expense of $22 million and $12 million for the three and nine months ended July 31, 2015, respectively. The nine months ended July 31, 2015 also included a tax benefit of $28 million arising from the retroactive research and development credit provided by the Tax Increase Prevention Act of 2014 signed into law in December 2014.
Uncertain Tax Positions
As of July 31, 2016, the amount of unrecognized tax benefits was $9.6 billion, of which up to $3.4 billion would affect HP's effective tax rate if realized. The amount of unrecognized tax benefits increased by $385 million for the nine months ended July 31, 2016, primarily related to advanced royalty payments, the majority of which are indemnified by Hewlett Packard Enterprise. HP continues to record its tax liabilities related to uncertain tax positions and certain liabilities for which it has joint and several liability with Hewlett Packard Enterprise. During the nine months ended July 31, 2016, as part of the Separation, HP distributed liabilities related solely to uncertain tax positions associated with Hewlett Packard Enterprise aggregating $732 million. HP and Hewlett Packard Enterprise have contractually agreed to share the responsibility of certain tax exposures, and as such have recorded indemnification assets and liabilities pursuant to the TMA. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of July 31, 2016, HP had accrued $153 million for interest and penalties.
HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any IRS audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $5 million within the next 12 months.
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
HP periodically engages in intercompany advanced royalty payment arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from U.S. GAAP treatment, deferred taxes are recognized. During the nine months ended July 31, 2016, HP executed intercompany advanced royalty payment arrangements resulting in advanced payments of $1.1 billion. During fiscal 2015, HP executed an intercompany advanced royalty payment arrangement which resulted in advanced payments of $3.8 billion, with a deferral of intercompany revenues over the term of the arrangements, which is approximately 5 years. There was no recognition of any net U.S. deferred tax assets as a result of this transaction. In these transactions, the payments were received in the U.S.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 7: Taxes on Earnings (Continued)

from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangement, which is approximately 5 years. Intercompany royalty revenue is eliminated in consolidation.
Note 8: Balance Sheet Details
Balance sheet details were as follows:
Accounts Receivable

	As of
	July 31, 2016	October 31, 2015
	In millions
Accounts receivable	$4,092	$4,905
Allowance for doubtful accounts	(84)	(80)
	$4,008	$4,825
The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Nine months ended July 31, 2016
In millions
Balance at beginning of period	$80
Provision for doubtful accounts	37
Deductions, net of recoveries	(33)
Balance at end of period	$84
HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners in order to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP's receivables and risk to the third party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of July 31, 2016 and October 31, 2015 were not material. As of July 31, 2016 and October 31, 2015, HP had $114 million and $93 million, respectively, outstanding from the third parties, which is reported in Accounts receivable in the Consolidated Condensed Balance Sheets. The costs associated with the sales of trade receivables for the three and nine months ended July 31, 2016 and July 31, 2015 were not material.
The following is a summary of the activity under these arrangements:

Nine months ended July 31, 2016
In millions
Balance at beginning of period	$93
Trade receivables sold	5,896
Cash receipts	(5,873)
Foreign currency and other	(2)
Balance at end of period	$114

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 8: Balance Sheet Details (Continued)

Inventory

	As of
	July 31, 2016	October 31, 2015
	In millions
Finished goods	$2,665	$2,820
Purchased parts and fabricated assemblies	1,296	1,468
	$3,961	$4,288
Other Current Assets

	As of
	July 31, 2016	October 31, 2015
	In millions
Value-added taxes receivable	$728	$942
Supplier and other receivables	1,799	1,316
Prepaid and other current assets	1,270	1,193
Deferred tax assets(1)	—	1,047
	$3,797	$4,498
_______________________________________________________________________________

(1)	Effective November 1, 2015, HP prospectively adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" and as a result classified all deferred tax assets and liabilities as non-current.

Property, Plant and Equipment

	As of
	July 31, 2016	October 31, 2015
	In millions
Land, buildings and leasehold improvements	$2,384	$2,272
Machinery and equipment, including equipment held for lease	3,628	3,459
	6,012	5,731
Accumulated depreciation	(4,405)	(4,239)
	$1,607	$1,492
Other Non-Current Assets

	As of
	July 31, 2016	October 31, 2015
	In millions
Tax indemnifications receivable(1)	$1,155	$—
Deferred tax assets(2)	166	216
Other	1,276	1,376
	$2,597	$1,592
_______________________________________________________________________________

(1)	In connection with the TMA discussed under Note 7, "Taxes on Earnings".

(2)	Effective November 1, 2015, HP prospectively adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" and as a result classified all deferred tax assets and liabilities as non-current.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 8: Balance Sheet Details (Continued)

Other Accrued Liabilities

	As of
	July 31, 2016	October 31, 2015
	In millions
Other accrued taxes	$714	$1,007
Warranty	759	871
Sales and marketing programs	2,177	2,181
Other	2,236	2,182
	$5,886	$6,241
Other Non-Current Liabilities

	As of
	July 31, 2016	October 31, 2015
	In millions
Pension, post-retirement, and post-employment liabilities	$2,002	$2,203
Deferred tax liability	1,594	1,813
Tax liability	1,050	1,803
Deferred revenue	830	812
Tax indemnifications payable(1)	70	—
Other	730	783
	$6,276	$7,414
_______________________________________________________________________________

(1)	In connection with the TMA discussed under Note 7, "Taxes on Earnings".
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 9: Fair Value (Continued)

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

	As of July 31, 2016				As of October 31, 2015
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents and Investments:
Time deposits	$—	$1,915	$—	$1,915	$—	$1,111	$—	$1,111
Money market funds	2,527	—	—	2,527	4,303	—	—	4,303
Marketable equity securities	5	4	—	9	6	3	—	9
Foreign bonds	—	47	—	47	—	42	—	42
Other debt securities	—	2	—	2	—	2	—	2
Derivative Instruments:
Interest rate contracts	—	76	—	76	—	38	—	38
Foreign currency contracts	—	269	1	270	—	213	2	215
Other derivatives	—	5	—	5	—	5	—	5
Total Assets	$2,532	$2,318	$1	$4,851	$4,309	$1,414	$2	$5,725
Liabilities:
Derivative Instruments:
Foreign currency contracts	$—	$150	$10	$160	$—	$302	$2	$304
Total Liabilities	$—	$150	$10	$160	$—	$302	$2	$304
There were no transfers between levels within the fair value hierarchy during the nine months ended July 31, 2016.
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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP's debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt's carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP's short- and long-term debt was $7.1 billion as of July 31, 2016, compared to its carrying amount of

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 9: Fair Value (Continued)

$6.8 billion at that date. The estimated fair value of HP's short- and long-term debt approximated its carrying value of $8.9 billion as of October 31, 2015. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
Other Financial Instruments: For the balance of HP's financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in Other accrued liabilities on the Consolidated Condensed Balance Sheets, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Consolidated Condensed Balance Sheets, other financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.
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
Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of July 31, 2016				As of October 31, 2015
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$1,915	$—	$—	$1,915	$1,111	$—	$—	$1,111
Money market funds	2,527	—	—	2,527	4,303	—	—	4,303
Total cash equivalents	4,442	—	—	4,442	5,414	—	—	5,414
Available-for-Sale Investments:
Equity securities in public companies	1	5	—	6	1	4	—	5
Foreign bonds	36	11	—	47	32	10	—	42
Other debt securities	2	—	—	2	2	—	—	2
Total available-for-sale investments	39	16	—	55	35	14	—	49
Total cash equivalents and available-for-sale investments	$4,481	$16	$—	$4,497	$5,449	$14	$—	$5,463
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of July 31, 2016 and October 31, 2015, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of July 31, 2016 and October 31, 2015. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 10: Financial Instruments (Continued)

Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of July 31, 2016
	Amortized Cost	Fair Value
	In millions
Due in one year	$2	$2
Due in one to five years	$—	$—
Due in more than five years	$36	$47
Equity securities in privately held companies include cost basis and equity method investments and are included in Other non-current assets on the Consolidated Condensed Balance Sheets. These amounted to $12 million and $13 million as of July 31, 2016 and October 31, 2015, respectively.
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
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP's or the counterparty's credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives' net liability position. The fair value of derivatives with credit contingent features in a net liability position was $7 million and $138 million as of July 31, 2016 and October 31, 2015, respectively, all of which were fully collateralized within two business days of the related request.
Under HP's derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP's financial position or cash flows as of July 31, 2016 and October 31, 2015.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 10: Financial Instruments (Continued)

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
The hedge ineffectiveness recognized in earnings for fair value, cash flow and net investment hedges was not material in the three and nine months ended July 31, 2016 and 2015.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 10: Financial Instruments (Continued)

Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of July 31, 2016					As of October 31, 2015
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$2,000	$—	$76	$—	$—	$3,175	$1	$37	$—	$—
Cash flow hedges:
Foreign currency contracts	12,137	147	100	112	5	10,859	171	10	165	79
Total derivatives designated as hedging instruments	14,137	147	176	112	5	14,034	172	47	165	79
Derivatives not designated as hedging instruments
Foreign currency contracts	3,956	23	—	43	—	8,955	33	1	37	23
Other derivatives	144	5	—	—	—	173	5	—	—	—
Total derivatives not designated as hedging instruments	4,100	28	—	43	—	9,128	38	1	37	23
Total derivatives	$18,237	$175	$176	$155	$5	$23,162	$210	$48	$202	$102
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of July 31, 2016 and October 31, 2015, information related to the potential effect of HP's master netting agreements and collateral security agreements was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 10: Financial Instruments (Continued)

	In the Consolidated Condensed Balance Sheets
				Gross Amounts Not Offset
	Gross Amount Recognized (i)	Gross Amount Offset (ii)	Net Amount Presented (iii) = (i)–(ii)	Derivatives (iv)	Financial Collateral (v)		Net Amount (vi) = (iii)–(iv)–(v)
	In millions
As of July 31, 2016
Derivative assets	$351	$—	$351	$135	$201	(1)	$15
Derivative liabilities	$160	$—	$160	$135	$10	(2)	$15
As of October 31, 2015
Derivative assets	$258	$—	$258	$162	$9	(1)	$87
Derivative liabilities	$304	$—	$304	$162	$—		$142
_______________________________________________________________________________

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

Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three and nine months ended July 31, 2016 and 2015 were as follows:

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2016	Nine months ended July 31, 2016	Hedged Item	Location	Three months ended July 31, 2016	Nine months ended July 31, 2016
		In millions				In millions
Interest rate contracts	Interest and other, net	$20	$38	Fixed-rate debt	Interest and other, net	$(20)	$(38)

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2015	Nine months ended July 31, 2015	Hedged Item	Location	Three months ended July 31, 2015	Nine months ended July 31, 2015
		In millions				In millions
Interest rate contracts	Interest and other, net	$(26)	$35	Fixed-rate debt	Interest and other, net	$26	$(35)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 10: Financial Instruments (Continued)

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three and nine months ended July 31, 2016 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2016	Nine months ended July 31, 2016	Location	Three months ended July 31, 2016	Nine months ended July 31, 2016
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$175	$135	Net revenue	$(140)	$26
			Cost of revenue	(18)	(90)
			Operating expenses	1	1
			Interest and other, net	(2)	—
Total	$175	$135		$(159)	$(63)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2015 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2015	Nine months ended July 31, 2015	Location	Three months ended July 31, 2015	Nine months ended July 31, 2015
	In millions			In millions

Cash flow hedges: Foreign currency contracts	$109	$490	Net revenue	$160	$825
			Cost of revenue	(46)	(118)
			Operating expenses	(1)	(3)
			Interest and other, net	(25)	(25)
Continuing Operations	$109	$490	Continuing Operations	$88	$679
Discontinued Operations	183	415	Discontinued Operations	71	370
Total	$292	$905	Total	$159	$1,049
Net investment hedges: Foreign currency contracts	$—	—	Interest and other, net	—	—
Continuing Operations	—	—	Continuing Operations	—	—
Discontinued Operations	85	208	Discontinued Operations	—	—
Total	$85	$208	Total	$—	$—
As of July 31, 2016, HP expects to reclassify an estimated accumulated other comprehensive income ("AOCI") of $49 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in AOCI based on the change of market rate, and therefore could have a different impact on earnings.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 10: Financial Instruments (Continued)

The pre-tax effect of derivative instruments not designated as hedging instruments in the Consolidated Condensed Statements of Earnings for the three and nine months ended July 31, 2016 and 2015 was as follows:

	Gain (Loss) Recognized in Earnings on Derivatives
	Location	Three months ended July 31, 2016	Three months ended July 31, 2015	Nine months ended July 31, 2016	Nine months ended July 31, 2015
		In millions
Foreign currency contracts	Interest and other, net	$(12)	$159	$(20)	$222
Other derivatives	Interest and other, net	2	—	1	(3)
Total		$(10)	$159	$(19)	$219
Note 11: Borrowings
Notes Payable and Short-Term Borrowings

	As of July 31, 2016		As of October 31, 2015
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Current portion of long-term debt(1)	$41	4.3%	$2,160	3.3%
Notes payable to banks, lines of credit and other	34	4.0%	34	4.7%
	$75		$2,194
_______________________________________________________________________________

(1)	During the month of November 2015, HP redeemed and repaid $2.1 billion aggregate principal amount of its U.S. Dollar Global Notes.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 11: Borrowings (Continued)

Long-Term Debt

	As of
	July 31, 2016	October 31, 2015
	In millions
U.S. Dollar Global Notes(1) (2)
2006 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, paid November 2015	$—	$162
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, paid November 2015	—	283
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	648	648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,498	1,497
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, paid November 2015	—	309
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, paid November 2015	—	346
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, paid November 2015	—	390
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, paid November 2015	—	220
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, paid November 2015	—	436
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	102	102
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	300	300
	6,493	8,638
Other, including capital lease obligations, at 0.51%-8.30%, due in calendar years 2016-2024	207	96
Fair value adjustment related to hedged debt	101	103
Less: current portion of long-term debt	(41)	(2,160)
Total long-term debt	$6,760	$6,677
_______________________________________________________________________________

(1)	HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.

(2)	HP redeemed and repaid $2.1 billion aggregate principal amount outstanding of its U.S. Dollar Global Notes during the month of November 2015.
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
Interest expense on borrowings recognized as "Interest and other, net" in the Consolidated Condensed Statements of Earnings during the three months ended July 31, 2016 and 2015 was $71 million and $53 million, respectively, and during the nine months ended July 31, 2016 and 2015 was $203 million and $109 million, respectively.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 11: Borrowings (Continued)

Credit Facility
As of July 31, 2016, HP maintains a $4.0 billion, senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until April 2, 2019. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on HP's external credit ratings. As of July 31, 2016, HP was in compliance with the financial covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of July 31, 2016, HP and HP's subsidiaries had available borrowing resources of $833 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facility discussed above.
Note 12: Stockholders' Equity
Share Repurchase Program
HP's share repurchase program authorizes both open market and private repurchase transactions. During the three and nine months ended July 31, 2016, HP executed share repurchases of 4 million shares and 100 million shares, respectively. Share repurchases executed during the three months ended July 31, 2016 included 0.2 million shares settled in August 2016. During the three and nine months ended July 31, 2016, HP settled total shares for $0.1 billion and $1.2 billion, respectively. During the three and nine months ended July 31, 2015, HP executed share repurchases of 11 million shares and 65 million shares and settled total shares for $0.4 billion and for $2.6 billion, respectively.
The shares repurchased in the nine months ended July 31, 2016 and 2015 were all open market repurchase transactions. As of July 31, 2016, HP had remaining authorization of $0.8 billion for future share repurchases under the $10.0 billion repurchase authorization approved by HP's Board of Directors on July 21, 2011.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 12: Stockholder's Equity (Continued)

Tax effects related to Other Comprehensive Income

	Three months ended July 31		Nine months ended July 31
	2016	2015	2016	2015
	In millions
Tax effects on change in unrealized gains (losses) on available-for-sale securities:
Tax provision on unrealized gains (losses) arising during the period	$—	$(3)	$—	$—
Tax effects on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized gains arising during the period	(5)	(89)	46	(270)
Tax (benefit) provision on losses (gains) reclassified into earnings	(20)	48	3	303
	(25)	(41)	49	33
Tax effects on change in unrealized components of defined benefit plans:
Tax (provision) benefit on losses arising during the period	—	(65)	2	(65)
Tax benefit on amortization of actuarial loss and prior service benefit	(3)	(8)	(9)	(21)
Tax benefit (provision) on settlements and other	—	30	(1)	29
	(3)	(43)	(8)	(57)
Tax benefit (provision) on change in cumulative translation adjustment	—	18	—	(26)
Tax (provision) benefit on other comprehensive income	$(28)	$(69)	$41	$(50)
Changes and reclassifications related to Other Comprehensive Income, net of taxes

	Three months ended July 31		Nine months ended July 31
	2016	2015	2016	2015
	In millions
Other comprehensive income, net of taxes:
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	$1	$1	$2	$(9)
Change in unrealized components of cash flow hedges:
Unrealized gains arising during the period	170	203	181	635
Losses (Gains) reclassified into earnings(1)	139	(111)	66	(746)
	309	92	247	(111)
Change in unrealized components of defined benefit plans:
Losses arising during the period	—	(140)	(2)	(140)
Amortization of actuarial loss and prior service benefit(2)	9	100	27	303
Settlements and other	—	127	—	128
	9	87	25	291
Change in cumulative translation adjustment	—	(26)	—	(138)
Other comprehensive income, net of taxes	$319	$154	$274	$33
______________________________________________________________________________

(1)	Reclassification of pre-tax losses (gains) on cash flow hedges into the Consolidated Condensed Statements of Earnings was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 12: Stockholder's Equity (Continued)

	Three months ended July 31		Nine months ended July 31
	2016	2015	2016	2015
	In millions
Net revenue	$140	$(160)	$(26)	$(825)
Cost of revenue	18	46	90	118
Operating expenses	(1)	1	(1)	3
Interest and other, net	2	25	—	25
Continuing Operations	159	(88)	63	(679)
Discontinued Operations	—	(71)	—	(370)
Total	$159	$(159)	$63	$(1,049)

(2)	These components are included in the computation of net pension and post-retirement benefit (credit) cost in Note 5, "Retirement and Post-Retirement Benefit Plans".
The components of accumulated other comprehensive loss, net of taxes and changes were as follows:

	Nine months ended July 31, 2016
	Net unrealized gains (losses) on available-for-sale securities	Net unrealized (losses) gains on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive (loss) income
	In millions
Balance at beginning of period	$66	$(39)	$(5,355)	$(974)	$(6,302)
Separation of Hewlett Packard Enterprise	(55)	(68)	4,230	974	5,081
Other comprehensive income (loss) before reclassifications	2	181	(2)	—	181
Reclassifications of losses into earnings	—	66	27	—	93
Balance at end of period	$13	$140	$(1,100)	$—	$(947)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 13: Net Earnings Per Share
HP calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock awards, stock options, performance-based awards and shares purchased under the employee stock purchase plan.
A reconciliation of the number of shares used for basic and diluted net EPS calculations were as follows:

	Three months ended July 31		Nine months ended July 31
	2016	2015	2016	2015
	In millions, except per share amounts
Numerator:
Net earnings from continuing operations	$843	$700	$2,153	$2,203
Net (loss) earnings from discontinued operations	(60)	154	(149)	1,028
Net earnings(1)	$783	$854	$2,004	$3,231
Denominator:
Weighted-average shares used to compute basic net EPS	1,711	1,805	1,735	1,817
Dilutive effect of employee stock plans	14	23	12	25
Weighted-average shares used to compute diluted net EPS	1,725	1,828	1,747	1,842
Basic net earnings (loss) per share:
Continuing operations	$0.49	$0.39	$1.24	$1.21
Discontinued operations	(0.03)	0.08	(0.08)	0.57
Basic net earnings per share	$0.46	$0.47	$1.16	$1.78
Diluted net earnings (loss) per share:
Continuing operations	$0.49	$0.39	$1.23	$1.20
Discontinued operations	(0.04)	0.08	(0.08)	0.55
Diluted net earnings per share	$0.45	$0.47	$1.15	$1.75
Anti-dilutive weighted average stock-based compensation awards(2)	13	10	26	12
_______________________________________________________________________________

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

Note 14: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits, regulatory and environmental matters that arise in the ordinary course of business. These litigations or proceedings may be against HP and/or current and former HP executive officers or current and former members of HP's Board of Directors. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of July 31, 2016, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP's financial statements. HP reviews these matters at least quarterly and

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 14: Litigation and Contingencies (Continued)

adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
Litigation, Proceedings and Investigations
Copyright Levies.    Proceedings are ongoing or have been concluded involving HP in certain European countries, including litigation in Belgium and other countries, seeking to impose or modify levies upon equipment (such as multifunction devices ("MFDs") and PCs), alleging that these devices enable the production of private copies of copyrighted materials. The levies are generally based upon the number of products sold and the per-product amounts of the levies, which vary. Some European countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while other European countries have phased out levies or are expected to limit the scope of levy schemes and applicability in the digital hardware environment, particularly with respect to sales to business users. HP, other companies and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders.
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
Based on industry opposition to the extension of levies to digital products, HP's assessments of the merits of various proceedings and HP's estimates of the number of units impacted and the amounts of the levies, HP has accrued amounts that it believes are adequate to address the ongoing disputes.
Hewlett-Packard Company v. Oracle Corporation.  On June 15, 2011, HP filed suit against Oracle Corporation (“Oracle”) in Santa Clara Superior Court in Santa Clara, California in connection with Oracle’s March 2011 announcement that it was discontinuing software support for HP’s Itanium-based line of mission critical servers.  HP asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd.   The matter eventually progressed to trial, which was bifurcated into two phases.  HP prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP’s Itanium-based servers for as long as HP decided to sell such servers.  The second phase of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP’s damages claim infringed on Oracle’s First Amendment rights.  On August 27, 2015, the California Court of Appeals rejected Oracle’s appeal.  The matter was remanded to the trial court for the second phase of the trial, which began on May 23, 2016 and was submitted to the jury on June 29, 2016.  On June 30, 2016, the jury returned a verdict in favor of HP, awarding HP approximately $3.0 billion in damages, which included approximately $1.7 billion for past lost profits and $1.3 billion for

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 14: Litigation and Contingencies (Continued)

future lost profits.  The court has not yet entered a judgment.  Oracle has publicly stated that it will appeal the jury's verdict once a final judgment is entered.  Pursuant to the terms of separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the Separation.
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging defendants violated the Federal Age Discrimination in Employment Act ("ADEA"), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers.  Plaintiffs seek to certify a nationwide collective class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a workforce reduction ("WFR") plan on or after May 23, 2012 and who were 40 years of age or older. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after May 23, 2012.
Memjet Technology Ltd. v. HP.    On August 11, 2015, Memjet Technology Ltd. ("Memjet") filed a lawsuit against HP in U.S. District Court in the Southern District of California. The complaint alleged that HP infringed eight Memjet patents. The products accused of infringement were those that use the HP PageWide Technology, including the OfficeJet Pro X series, OfficeJet Enterprise X series, HP PageWide XL, wide scan printers, and printers using 4.25-inch thermal inkjet printheads, such as HP Web Presses and Photo Kiosks. HP answered Memjet's complaint and asserted counter-claims against Memjet for infringement of seven HP patents. The products accused of infringement included various Memjet OEM printers that incorporate Memjet's printheads and print engines. The patents asserted by both parties generally relate to inkjet printhead and print system technology. Both Memjet's and HP's respective complaints sought injunctive relief and monetary damages from the other party for alleged patent infringement. HP also filed a number of petitions at the U.S. Patent and Trademark Office seeking review of the validity of Memjet's asserted patents. On November 16, 2015, Memjet was granted an ex parte preliminary injunction in Germany (Regional Court Munich), against HP Deutschland GmbH's sale and offers for sale of HP PageWide XL printers and printheads. Memjet's injunction request alleged that HP infringed one European patent. On January 29, 2016, the Regional Court Munich lifted the preliminary injunction. In its written judgment dated February 2, 2016, the court ruled that Memjet had not satisfied the requirements for an injunction, as the HP PageWide XL printers do not appear to infringe the Memjet patent at issue and there was a lack of urgency for a preliminary injunction. Memjet appealed to the Appeal Court Munich. On January 28, 2016, HP filed a claim in Ireland for declaratory relief that HP does not infringe the Irish, German and French counterparts of the same patent and for revocation of the patent's Irish counterpart, and HP also filed a claim in the UK for declaratory relief and revocation of the patent's UK counterpart. On February 5, 2016, Memjet filed main proceedings in Düsseldorf, Germany and in Mannheim, Germany claiming infringement of the same European patent. On May 27, 2016, HP filed a complaint at the International Trade Commission ("ITC"), which instituted an investigation on June 28, 2016 for infringement of six HP patents by Memjet and certain of its OEMs and distributors. The complaint seeks a general exclusion order banning certain Memjet ink supplies and printers that use Memjet print engines from importation into the United States. HP also filed a parallel complaint in federal district court in Oregon that sought damages and other relief. The parties have since resolved their disputes by agreement.  All proceedings have been dismissed or terminated.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 14: Litigation and Contingencies (Continued)

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
Russia GPO and Other Anti-Corruption Investigations.     The German Public Prosecutor's Office ("German PPO") has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the General Prosecutor's Office of the Russian Federation. The approximately $35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network. The German PPO issued an indictment of four individuals, including one current and two former HP employees, on charges including bribery, breach of trust and tax evasion. The German PPO also requested that HP be made an associated party to the case, and, if that request is granted, HP would participate in any portion of the court proceedings that could ultimately bear on the question of whether HP should be subject to potential disgorgement of profits based on the conduct of the indicted current and former employees. The Regional Court of Leipzig will determine whether the matter should be admitted to trial. The Polish Central Anti-Corruption Bureau is also investigating potential corrupt actions by a former employee of Hewlett-Packard Polska Sp. z o.o., a former indirect subsidiary of HP, in connection with certain public-sector transactions in Poland. Criminal proceedings are pending before the Regional Court in Warsaw against a number of individuals, including the former employee of Hewlett-Packard Polska Sp. z o.o, on charges of bribery and bid-rigging. HP is cooperating with these investigating agencies.
Cement & Concrete Workers District Council Pension Fund v. Hewlett-Packard Company, et al. is a putative securities class action filed on August 3, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from November 13, 2007 to August 6, 2010 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making statements regarding HP's Standards of Business Conduct ("SBC") that were false and misleading because Mr. Hurd, who was serving as HP's Chairman and Chief Executive Officer during that period, had been violating the SBC and concealing his misbehavior in a manner that jeopardized his continued employment with HP. On February 7, 2013, the defendants moved to dismiss the amended complaint. On August 9, 2013, the court granted the defendants' motion to dismiss with leave to amend the complaint by September 9, 2013. The plaintiff filed an amended complaint on September 9, 2013, and the defendants moved to dismiss that complaint on October 24, 2013. On June 25, 2014, the court issued an order granting the defendants' motions to dismiss and on July 25, 2014, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On November 4, 2014, the plaintiff-appellant filed its opening brief in the United States Court of Appeals for the Ninth Circuit. HP filed its answering brief on January 16, 2015 and the plaintiff-appellant's reply brief was filed on March 2, 2015. The appellate court heard oral argument on July 7, 2016.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 14: Litigation and Contingencies (Continued)

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

•
In re HP ERISA Litigation consists of three consolidated putative class actions filed beginning on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 18, 2011 to November 22, 2012, the defendants breached their fiduciary obligations to HP's 401(k) Plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of the Employee Retirement Income Security Act of

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 14: Litigation and Contingencies (Continued)

1974, as amended, by concealing negative information regarding the financial performance of Autonomy and HP's enterprise services business and by failing to restrict participants from investing in HP stock. On August 16, 2013, HP filed a motion to dismiss the lawsuit. On March 31, 2014, the court granted HP's motion to dismiss this action with leave to amend. On July 16, 2014, the plaintiffs filed a second amended complaint containing substantially similar allegations and seeking substantially similar relief as the first amended complaint. On June 15, 2015, the court granted HP's motion to dismiss the second amended complaint in its entirety and denied plaintiffs leave to file another amended complaint. On July 2, 2015, plaintiffs appealed the court's order to the United States Court of Appeals for the Ninth Circuit.
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
Indemnifications

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 15: Guarantees, Indemnifications and Warranties (Continued)

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
HP's aggregate product warranty liabilities and changes were as follows:

Nine months ended July 31, 2016
In millions
Balance at beginning of period	$1,184
Accruals for warranties issued	726
Adjustments related to pre-existing warranties (including changes in estimates)	(24)
Settlements made (in cash or in kind)	(863)
Balance at end of period	$1,023
Note 16: Divestitures
During fiscal 2016, HP entered into agreements to divest certain technology assets, including licensing and distribution rights, for certain software offerings to Open Text Corporation, an enterprise information management company for $475 million. These divestitures were completed in most countries by the end of the third quarter of fiscal 2016 with the remaining jurisdictions anticipated to be completed during the fourth quarter of fiscal 2016, subject to customary closing conditions. The technology assets sold were previously reported within the Commercial Hardware business unit within the Printing segment. The gain recognized from the divestiture announced in the second quarter was $56 million and $103 million for the three and nine months ended July 31, 2016, respectively. The gain recognized from the divestiture announced in the third quarter was $280 million for the three and nine months ended July 31, 2016. The gains associated with these divestitures were included in Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

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

•
Results of Operations.  An analysis of our continuing financial results comparing the three and nine months ended July 31, 2016 to the prior-year periods. A discussion of the results of continuing operations is followed by a more detailed discussion of the results of operations by segment.

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
The historical results of operations and financial positions of Hewlett Packard Enterprise are reported as discontinued operations in our Consolidated Condensed Financial Statements. For further information on discontinued operations, see Note 2, "Discontinued Operations", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
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

•
In Personal Systems, our strategic focus is on profitable growth through improved market segmentation with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, HP is investing in premium and mobility form factors such as convertible notebooks, detachable notebooks, and commercial phablets in order to meet customer preference for mobile, thinner and lighter devices. We expect a decrease in the rate of the market decline and we believe that we are well positioned due to our competitive product lineup broadly combined with our strength primarily in commercial markets.

•
In Printing, our strategic focus is on business printing, a shift to contractual solutions and graphics. Business printing includes delivering solutions to SMB and enterprise customers, such as multi-function and PageWide printers, including our JetIntelligence lineup of LaserJet printers. The shift to contractual solutions includes an increased focus on Managed Print Services and Instant Ink, which presents strong aftermarket supplies opportunities. In the graphics space, we are focused on innovations such as our Indigo and Latex product offerings. We plan to continue to focus on shifting the mix in the installed base to higher value units and expanding our innovative ink, laser and graphics programs. We continue to execute on our key initiatives of focusing on products targeted at high usage categories and introducing new revenue delivery models. In the consumer market, our Ink in the Office initiative is continuing to shift the installed base to more valuable units. In the commercial market, our focus is on placing higher value printer units which offer positive annuity of toner and ink, design and deployment of A3 products and solutions, as well as accelerating growth in graphic solutions products. During the third quarter of fiscal 2016, we announced our decision to make a one-time investment over time to reduce the level of supplies inventory across the channels. This change in the Supplies sales model supports our strategy of maintaining a more consistent value proposition by shifting from a push model to a pull model driven by market demand, and allows for less price variability.

We continue to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. One set of challenges relates to dynamic and accelerating market trends such as the decline in the PC device market and Home printing. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution.

•
In Personal Systems, we are witnessing soft demand in the PC market as customers hold onto their PCs longer, thereby extending PC refresh cycles. Demand for PCs is being impacted by weaker macroeconomic conditions and currency depreciation in Latin America, Canada and certain Asian and European markets. As such, we anticipate continued market headwinds.

•
In Printing, we are experiencing the impact of demand challenges in consumer and commercial markets. We are also experiencing an overall competitive pricing environment and have yet to see evidence of a broad move for our Japanese competitors to be less aggressive given the strength of the yen.

We may also face challenges as a result of the June 23, 2016 referendum by British voters to exit the European Union (commonly known as "Brexit").  The outcome of Brexit and its impact on our business cannot be known until the terms and timing of the United Kingdom’s exit are clearer.  Until that time, we may face various Brexit-related challenges that may include uncertainty in the markets, volatility in exchange rates and weaker macroeconomic conditions.
To address these challenges, we continue to pursue innovation with a view towards developing new products and services aligned with generating market demand and meeting the needs of our customers and partners. In addition, we need to continue to improve our operations, with a particular focus on enhancing our end-to-end processes and efficiencies. We also need to continue to optimize our sales coverage models, align our sales incentives with our strategic goals, improve channel execution, strengthen our capabilities in our areas of strategic focus, and develop and capitalize on market opportunities.
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

HP INC. AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Our management believes that there have been no significant changes during the nine months ended July 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 31, 2015 included in the Annual Report on Form 10-K filed on December 16, 2015 and in the Current Report on Form 8-K filed on April 27, 2016.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Consolidated Condensed Financial Statements see Note 1, "Overview and Basis of Presentation", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
RESULTS OF OPERATIONS
Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our net revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we present the year-over-year percentage change in net revenue on a constant currency basis, which assumes no change in foreign currency exchange rates from the prior-year period and does not adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This information is provided so that net revenue can be viewed with and without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our net revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in net revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

HP INC. AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2016		2015		2016		2015
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$11,892	100.0%	$12,362	100.0%	$35,726	100.0%	$39,197	100.0%
Cost of revenue	9,720	81.7%	10,036	81.2%	29,019	81.2%	31,624	80.7%
Gross profit	2,172	18.3%	2,326	18.8%	6,707	18.8%	7,573	19.3%
Research and development	298	2.5%	300	2.4%	891	2.5%	909	2.3%
Selling, general and administrative	719	6.1%	1,058	8.5%	2,758	7.8%	3,508	9.0%
Restructuring and other charges	36	0.3%	1	—%	156	0.4%	22	—%
Amortization of intangible assets	2	—%	24	0.3%	16	—%	76	0.2%
Defined benefit plan settlement credits	—	—%	(64)	(0.5)%	—	—%	(64)	(0.2)%
Earnings from continuing operations	1,117	9.4%	1,007	8.1%	2,886	8.1%	3,122	8.0%
Interest and other, net	(36)	(0.3)%	(90)	(0.7)%	(135)	(0.4)%	(289)	(0.8)%
Earnings from continuing operations before taxes	1,081	9.1%	917	7.4%	2,751	7.7%	2,833	7.2%
Provision for taxes	(238)	(2.0)%	(217)	(1.7)%	(598)	(1.7)%	(630)	(1.6)%
Net earnings from continuing operations	843	7.1%	700	5.7%	2,153	6.0%	2,203	5.6%
Net (loss) earnings from discontinued operations	(60)	(0.5)%	154	1.2%	(149)	(0.4)%	1,028	2.6%
Net earnings	$783	6.6%	$854	6.9%	$2,004	5.6%	$3,231	8.2%
Net Revenue
For the three months ended July 31, 2016, total net revenue decreased 3.8% (decreased 0.7% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 8.6% to $4.7 billion, while net revenue from international operations decreased 10.6% to $7.2 billion. For the nine months ended July 31, 2016, total net revenue decreased 8.9% (decreased 3.8% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 0.8% to $13.2 billion, while net revenue from international operations decreased 13.7% to $22.5 billion.
For the three and nine months ended July 31, 2016, we experienced a net revenue decline across all regions. The primary factors contributing to the net revenue decline for the three months ended July 31, 2016 were unfavorable currency impacts, the change in the Supplies sales model and weakness in demand, partially offset by growth in notebooks. For the nine months ended July 31, 2016, net revenue declined primarily due to unfavorable currency impacts, weak market demand combined with competitive pricing and impact from the change in the Supplies sales model.
A detailed discussion of the factors contributing to the changes in segment net revenue is included under "Segment Information" below.

HP INC. AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Gross Margin
For each of the three and nine months ended July 31, 2016, our gross margin decreased 0.5 percentage points as compared to the prior-year periods. The primary factors impacting gross margin performance for the three months ended July 31, 2016 were unfavorable mix shift to Personal Systems and the reduction in supplies largely due to the impact of the change in the Supplies sales model, partially offset by gross margin expansion across Personal Systems. For the nine months ended July 31, 2016, gross margin performance experienced net unfavorable currency impacts, partially offset by operational cost improvements combined with favorable pricing in both Personal Systems and Printing.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under "Segment Information" below.
Operating Expenses
Research and Development
R&D expense decreased 0.7% and 2.0% for the three and nine months ended July 31, 2016, respectively, as compared to the prior-year periods, primarily due to favorable currency impacts.
Selling, General and Administrative
SG&A expense decreased 32.0% and 21.4% for the three and nine months ended July 31, 2016, respectively, as compared to the prior-year periods, primarily due to the gains from the divestiture of certain software assets to Open Text Corporation, lower corporate governance and other overhead costs related to the pre-Separation combined entity, our cost saving initiatives and favorable currency impacts. These effects were partially offset by the gain from the divestiture of Snapfish in the prior-year period.
Restructuring and Other Charges
Restructuring and other charges for the three and nine months ended July 31, 2016 relate primarily to the restructuring plan announced in September 2015 (the "Fiscal 2015 Plan") in connection with the Separation.
Interest and Other, Net
Interest and other, net expense decreased by $54 million for the three months ended July 31, 2016, as compared to the prior-year period, primarily due to lower foreign currency forward points incurred and tax indemnification credits. For the nine months ended July 31, 2016, Interest and other, net expense decreased by $154 million, as compared to the prior-year period. The decrease was primarily due to lower foreign currency losses and lower net interest expense primarily driven by the reversal of interest previously accrued for a legal contingency, partially offset by tax indemnification credits.
Provision for Taxes
Our effective tax rate for continuing operations was 22.0% and 23.7% for the three months ended July 31, 2016 and 2015, respectively, and 21.7% and 22.2% for the nine months ended July 31, 2016 and 2015, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the U.S.
In the three and nine months ended July 31, 2016, we recorded discrete items resulting in net tax expense of $14 million and net tax benefit of $72 million, respectively, for continuing operations. These amounts included a tax benefit of $8 million and $46 million for the three and nine months ended July 31, 2016, respectively, on restructuring and other charges. The nine months ended July 31, 2016, also included a tax benefit of $41 million arising from the retroactive research and development credit provided by the Consolidated Appropriations Act of 2016 signed into law in December 2015.
In the three and nine months ended July 31, 2015, we recorded discrete items resulting in net tax expense of $28 million and $12 million, respectively. These amounts included a tax benefit of $1 million and $8 million for the three and nine months ended July 31, 2015, respectively, on restructuring and other charges, and tax expense of $7 million and $36 million, for the three and nine months ended July 31, 2015, respectively, related to provision to return adjustments and other tax expense of $22 million and $12 million for the three and nine months ended July 31, 2015, respectively. The nine months ended July 31, 2015,

HP INC. AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

also included a tax benefit of $28 million arising from the retroactive research and development credit provided by the Tax Increase Prevention Act of 2014 signed into law in December 2014.
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
Personal Systems

	Three months ended July 31			Nine months ended July 31
	2016	2015	% Change	2016	2015	% Change
	Dollars in millions
Net revenue	$7,512	$7,505	0.1%	$21,969	$23,826	(7.8)%
Earnings from operations	$333	$211	57.8%	$804	$741	8.5%
Earnings from operations as a % of net revenue	4.4%	2.8%		3.7%	3.1%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change	Net Revenue		Weighted Net Revenue Change
	2016	2015		2016	2015
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Notebooks	$4,303	$3,993	4.1	$12,346	$12,887	(2.3)
Desktops	2,455	2,700	(3.3)	7,384	8,411	(4.3)
Workstations	476	507	(0.4)	1,381	1,546	(0.7)
Other	278	305	(0.3)	858	982	(0.5)
Total Personal Systems	$7,512	$7,505	0.1	$21,969	$23,826	(7.8)
Three months ended July 31, 2016 compared with three months ended July 31, 2015
Personal Systems net revenue increased 0.1% (increased 2.5% on a constant currency basis) for the three months ended July 31, 2016 as compared to the prior-year period. The net revenue increase was primarily due to growth in notebooks partially offset by unfavorable currency impacts and a decline in commercial desktops as the Personal Systems business continues to experience challenges from weak market demand. The net revenue increase in Personal Systems was driven by a 4% increase in unit volume partially offset by an approximate 4% decline in average selling prices ("ASPs") as compared to the prior-year

HP INC. AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

period. The increase in unit volume was primarily due to growth in notebooks partially offset by a decline in commercial desktops. The decline in ASPs was primarily due to unfavorable currency impacts offset by the favorable mix shift in consumer high-end premium products.
Consumer revenue increased 8% for the three months ended July 31, 2016 as compared to the prior-year period, driven by growth in PCs as a result of higher unit volume combined with higher ASPs and favorable mix shift in consumer high-end premium products. Commercial revenue decreased 3% as compared to the prior-year period, primarily due to weak market demand, partially offset by increased unit volume in commercial notebooks. Net revenue increased 8% in Notebooks, declined 9% in Desktops, 6% in Workstations and 9% in Other as compared to the prior-year period. The net revenue decline in Other was primarily due to lower sales of Personal Systems options partially offset by a revenue growth in PC services.
Personal Systems earnings from operations as a percentage of net revenue increased by 1.6 percentage points for the three months ended July 31, 2016 as compared to the prior-year period. The increase was primarily due to growth in gross margin combined with a decrease in operating expenses as a percentage of net revenue. The increase in gross margin was primarily due to operational cost improvements combined with favorable consumer product mix and favorable PC services mix, partially offset by unfavorable currency impacts in revenue and competitive pricing. Operating expenses as a percentage of net revenue decreased primarily due to operating expense management.
Nine months ended July 31, 2016 compared with nine months ended July 31, 2015
Personal Systems net revenue decreased 7.8% (decreased 3.0% on a constant currency basis) for the nine months ended July 31, 2016 as compared to the prior‑year period. The net revenue decline in Personal Systems was primarily due to weak market demand and unfavorable currency impacts. Personal Systems net revenue decreased as a result of a 6% decline in unit volume along with a 1% decline in ASPs as compared to the prior-year period. The unit volume decline was primarily due to an overall decline in desktops and consumer notebooks, partially offset by unit volume growth in commercial notebooks. The decline in ASPs was primarily due to unfavorable currency impacts offset by the favorable mix shift in high-end premium products.
Consumer and commercial revenue decreased 9% and 7%, respectively, for the nine months ended July 31, 2016 as compared to the prior-year period, primarily due to unfavorable currency impacts and weak market demand, partially offset by an increase in commercial notebooks. Net revenue declined 4% in Notebooks, 12% in Desktops, 11% in Workstations and 13% in Other as compared to the prior-year period. The net revenue decline in Other was primarily due to declined sales of Personal Systems options partially offset by a revenue growth in PC services.
Personal Systems earnings from operations as a percentage of net revenue increased by 0.6 percentage points for the nine months ended July 31, 2016 as compared to the prior‑year period. The increase was primarily due to growth in gross margin partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was due to favorable commodity costs combined with favorable pricing and product mix, the effects of which were partially offset by unfavorable currency impacts in revenue. Operating expenses as a percentage of net revenue increased due to operating expense reductions that trailed the decline in net revenue.
Printing

	Three months ended July 31			Nine months ended July 31
	2016	2015	% Change	2016	2015	% Change
	Dollars in millions
Net revenue	$4,423	$5,163	(14.3)%	$13,702	$16,267	(15.8)%
Earnings from operations	$903	$896	0.8%	$2,491	$2,928	(14.9)%
Earnings from operations as a % of net revenue	20.4%	17.4%		18.2%	18.0%

HP INC. AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change	Net Revenue		Weighted Net Revenue Change
	2016	2015		2016	2015
	dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$2,840	$3,455	(11.9)	$9,040	$10,740	(10.5)
Commercial Hardware	1,290	1,330	(0.8)	3,736	4,100	(2.2)
Consumer Hardware	293	378	(1.6)	926	1,427	(3.1)
Total Printing	$4,423	$5,163	(14.3)	$13,702	$16,267	(15.8)
Three months ended July 31, 2016 compared with three months ended July 31, 2015
Printing net revenue decreased 14.3% (decreased 10.2% on a constant currency basis) for the three months ended July 31, 2016 as compared to the prior-year period. The decline in net revenue was primarily driven by the change in the Supplies sales model, unfavorable currency impacts and weakness in demand. Net revenue for Supplies decreased 17.8% as compared to the prior-year period, primarily due to the impact from the change in the Supplies sales model, unfavorable currency impacts and channel inventory build in the prior-year period in connection with the Separation. Printer unit volume decreased 10% while the average revenue per unit ("ARU") increased 6% as compared to the prior-year period. Printer unit volume decreased primarily due to weakness in demand, less attractive units and channel inventory reductions. Printer ARU increased primarily due to a shift to higher value units in Commercial printers, partially offset by unfavorable currency impacts.
Net revenue for Commercial Hardware decreased 3% for the three months ended July 31, 2016 as compared to the prior-year period, driven by a 2% decline in unit volume and a decrease in other peripheral printing solutions, partially offset by 2% increase in ARU. The unit volume in Commercial Hardware decreased primarily due to a decline in LaserJet printer unit volume. The increase in ARU in Commercial Hardware was driven by a mix shift to high-value printer sales, partially offset by unfavorable currency impacts. Net revenue for Consumer Hardware decreased 23% as compared to the prior-year period due to a 14% decline in printer unit volume, 4% decline in ARU and a decline in other printing solutions, largely driven by the divestiture of Snapfish in the prior-year period. The unit volume decline in Consumer Hardware was primarily due to weakness in demand, focus on our pricing discipline, particularly in SMB, and continued efforts to place units that have a positive net present value ("NPV") over their lifetime. The ARU decline in Consumer Hardware was primarily due to unfavorable currency impacts.
Printing earnings from operations as a percentage of net revenue increased by 3.0 percentage points for the three months ended July 31, 2016 as compared to the prior-year period primarily due to the gains from the divestiture of certain software assets, partially offset by unfavorable currency impacts and a decline in gross margin. The gross margin decline was primarily due to net unfavorable currency impacts, the effects of which were partially offset by operational improvements. Operating expenses decreased primarily due to the gains from the divestiture of certain software assets to Open Text Corporation and cost-saving initiatives, partially offset by the gain from the divestiture of Snapfish in the prior-year period and R&D investments, particularly in 3-D printing and A3 products.
Nine months ended July 31, 2016 compared with nine months ended July 31, 2015
Printing net revenue decreased 15.8% (decreased 10.5% on a constant currency basis) for the nine months ended July 31, 2016 as compared to the prior-year period. The decline in net revenue was primarily driven by unfavorable currency impacts, weakness in demand, competitive pricing pressures and impact from the change in the Supplies sales model. These factors resulted in a net revenue decline across Supplies and Consumer and Commercial printers. Net revenue for Supplies decreased 16% as compared to the prior-year period, primarily due to unfavorable currency impacts, reduction in channel inventory, demand weakness combined with a competitive pricing environment and impact of the change in the Supplies sales model. Printer unit volume decreased 16% and ARU increased by 1% as compared to the prior-year period. Printer unit volume decreased due to weakness in demand, our pricing discipline and focus on placing positive NPV units. Printer ARU increased primarily due to a favorable mix shift to high-value printers, partially offset by unfavorable currency impacts and competitive pricing.

HP INC. AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net revenue for Commercial Hardware decreased 9% for the nine months ended July 31, 2016 as compared to the prior-year period primarily driven by a 10% decline in unit volume while the ARU remained flat. The unit volume in Commercial Hardware declined primarily due to a unit volume decline in LaserJet printers. The ARU in Commercial Hardware remained flat primarily due to ARU improvements in Personal Laser printers offset by unfavorable currency impacts. Printer unit volume in Consumer Hardware declined 18%, combined with a decline in other printing solutions largely driven by the divestiture of Snapfish in the prior-year period and a 10% decline in ARU, which resulted in a 35% decline in Consumer Hardware net revenue for the nine months ended July 31, 2016 as compared to the prior-year period. The unit volume decline in Consumer Hardware was primarily due to weakness in demand, our pricing discipline and our continued efforts to place positive NPV units. The ARU in Consumer Hardware decreased primarily due to unfavorable currency impacts.
Printing earnings from operations as a percentage of net revenue increased by 0.2 percentage points for the nine months ended July 31, 2016 as compared to the prior-year period due to the gains from the divestiture of certain software assets, partially offset by decline in gross margin. The gross margin decline was primarily due to net unfavorable currency impacts, partially offset by operational improvements, favorable mix of Inkjet printers and a higher proportion of graphics and ink supplies. Operating expenses decreased primarily due to the gains from the divestiture of certain software assets to Open Text Corporation and cost-saving initiatives.
Corporate Investments
The loss from operations in Corporate Investments for the three and nine months ended July 31, 2016 was primarily due to expenses associated with our incubation projects.
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
Our cash balances are held in numerous locations throughout the world, with the majority of those amounts held outside of the U.S. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Our cash position remains strong, and we expect that our cash balances, anticipated cash flow generated from operations and access to capital markets will be sufficient to cover our expected near-term cash outlays.
Amounts held outside of the U.S. are generally utilized to support non U.S. liquidity needs, although a portion of those amounts may from time to time be subject to short-term intercompany loans into the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, some would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign earnings is restricted by local law. Except for foreign earnings that are considered indefinitely reinvested outside of the U.S., we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the U.S. and we would meet liquidity needs through ongoing cash flows, external borrowings or both. We do not expect restrictions or potential taxes incurred on amounts repatriated to the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

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

	Nine months ended July 31
	2016	2015(1)
	In millions
Net cash provided by operating activities	$2,532	$3,881
Net cash used in investing activities	(116)	(4,727)
Net cash (used in) provided by financing activities	(14,213)	2,884
Net (decrease) increase in cash and cash equivalents	$(11,797)	$2,038
_______________________________________________________________________________

(1)
The Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2015 represents the combined cash flows of HP prior to the Separation, as previously filed, and has not been adjusted to reflect the effect of the separation of Hewlett Packard Enterprise.

Operating Activities
Compared to the corresponding period in fiscal 2015, net cash provided by operating activities decreased by $1.3 billion for the nine months ended July 31, 2016, since the net cash provided by operating activities for the nine months ended July 31, 2015 included the earnings from discontinued operations, which is not included in the net cash provided by operating activities for the nine months ended July 31, 2016, as a result of the Separation.
Working Capital Metrics
Management utilizes current cash conversion cycle information to manage HP's working capital levels. The table below presents the cash conversion cycle information as of July 31, 2016 and October 31, 2015.

	As of
	July 31, 2016	October 31, 2015	Change
Days of sales outstanding in accounts receivable ("DSO")	30	35	(5)
Days of supply in inventory ("DOS")	37	39	(2)
Days of purchases outstanding in accounts payable ("DPO")	(96)	(93)	(3)
Cash conversion cycle	(29)	(19)	(10)
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. The decrease in DSO was primarily due to favorable revenue linearity and reduction of aged accounts receivable, partially offset by unfavorable currency impacts.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The decrease in DOS was primarily due to strong inventory management.

HP INC. AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The increase in DPO was primarily due to the impact of extension in contractual payment terms, partially offset by lower volume.
Investing Activities
Compared to the corresponding period in fiscal 2015, net cash used in investing activities decreased by $4.6 billion for the nine months ended July 31, 2016, since the net cash used in investing activities for the nine months ended July 31, 2015 included the payments made in connection with acquisition of Aruba and capital expenditure related to discontinued operations, which is not included in the net cash used in investing activities for the nine months ended July 31, 2016, as a result of the Separation.
Financing Activities
Compared to the corresponding period in fiscal 2015, net cash used in financing activities increased by $17.1 billion for the nine months ended July 31, 2016, primarily due to the cash transfer of $10.4 billion to Hewlett Packard Enterprise in connection with the Separation, the early repayment of $2.1 billion of U.S. Dollar Global Notes and lower cash utilization of $1.7 billion for repurchases of common stock and dividends.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Outstanding borrowings decreased to $6.8 billion as of July 31, 2016, as compared to $8.9 billion as of October 31, 2015, bearing weighted-average interest rates of 4.2% for July 31, 2016 and 3.7% for October 31, 2015. During the first nine months of fiscal 2016, we repaid $2.1 billion of U.S. Dollar Global Notes.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 10, "Financial Instruments", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
As of July 31, 2016, we maintain a senior unsecured committed revolving credit facility, which will be available until April 2, 2019, primarily to support the issuance of commercial paper with aggregate lending commitments of $4.0 billion. Funds to be borrowed under this revolving credit facility may also be used for general corporate purposes.
Available Borrowing Resources
As of July 31, 2016, we had available borrowing resources of $833 million from uncommitted lines of credit in addition to our $4.0 billion senior unsecured committed revolving credit facility discussed above. For more information on our borrowings, see Note 11, "Borrowings", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
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

HP INC. AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
As of July 31, 2016, our contractual obligations from continuing operations have not changed significantly since October 31, 2015. After the Separation, we have additional contractual obligations related to lease transactions with Hewlett Packard Enterprise's Financial Services. As of July 31, 2016, the total future lease obligations related to lease transactions with Hewlett Packard Enterprise's Financial Services are as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Operating lease obligations	$331	$28	$191	$109	$3
Capital lease obligations	$134	$9	$67	$52	$6
Retirement and Post-Retirement Benefit Plan Contributions
As of July 31, 2016, we anticipate making contributions for the remainder of fiscal 2016 of approximately $3 million to our non-U.S. pension plans, $9 million to cover benefit payments to U.S. non-qualified pension plan participants and $11 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 5, "Retirement and Post-Retirement Benefit Plans", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Cost Savings Plan
We expect to make future cash payments of approximately $200 million in connection with our existing Fiscal 2015 Plan. For more information on our restructuring activities that are part of our cost improvements, see Note 4, "Restructuring and Other Charges", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Uncertain Tax Positions
As of July 31, 2016, we had approximately $2.1 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 7, "Taxes on Earnings", to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
Separation Costs
As of July 31, 2016, we expect to make future cash payments of approximately $120 million in connection with Separation costs, which are expected to be paid in the remainder of fiscal 2016.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
May 2016	1,942	$12.01	1,942	$907,558
June 2016	1,323	$13.16	1,323	$890,138
July 2016	1,183	$13.29	1,183	$874,413
Total	4,448		4,448
On July 21, 2011, HP's Board of Directors authorized a $10.0 billion share repurchase program. HP may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All share repurchases settled in the third quarter of fiscal 2016 were open market transactions. As of July 31, 2016, HP had remaining authorization of $874 million for future share repurchases.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The Exhibit Index beginning on page 60 of this report sets forth a list of exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HP INC.
/s/ Catherine A. Lesjak
Catherine A. Lesjak Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: September 1, 2016

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.3	November 5, 2015
2(d)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
2(e)	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.5	November 5, 2015
2(f)	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.6	November 5, 2015
2(g)	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC.**	8-K	001-04423	2.7	November 5, 2015
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(c)	Registrant's Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant's Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant's Amended and Restated Bylaws.	8-K	001-04423	3.2	July 25, 2016
4(a)	Senior Indenture between the Registrant and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Subordinated Indenture.	S-3	333-30786	4.2	March 17, 2000
4(c)	Form of Registrant's 3.750% Global Note due December 1, 2020 and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	December 2, 2010
4(d)	Form of Registrant's 4.300% Global Note due June 1, 2021 and form of related Officers' Certificate.	8-K	001-04423	4.5 and 4.6	June 1, 2011
4(e)	Form of Registrant's 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers' Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(f)	Form of Registrant's 4.650% Global Note due December 9, 2021 and related Officers' Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(g)	Form of Registrant's 4.050% Global Note due September 15, 2022 and related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant's 2.750% Global Note due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(i)	Specimen certificate for the Registrant's common stock.	8-K/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Registrant's 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	March 10, 2008
10(k)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(1)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
10(j)(j)	Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.	8-K	001-04423	10.1	November 5, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)(k)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 12, 2016
10(l)(l)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 12, 2016
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 12, 2016
10(n)(n)	Registrant's 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(n)(n)	March 3, 2016
10(o)(o)	Registrant's Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(o)(o)	March 3, 2016
10(p)(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(q)(q)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(t)(t)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡
_______________________________________________________________________________
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