Form 10-K
period 2016-10-31
HP INC
filed 2016-12-15
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2016
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4423

HP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1081436 (I.R.S. employer identification no.)

1501 Page Mill Road, Palo Alto, California (Address of principal executive offices)	94304 (Zip code)

Registrant’s telephone number, including area code: (650) 857-1501
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $20,976,115,846 based on the last sale price of common stock on April 30, 2016.
The number of shares of HP Inc. common stock outstanding as of November 30, 2016 was 1,705,451,042 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant’s proxy statement related to its 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of October 31, 2016 are incorporated by reference into Part III of this Report.
III

HP INC. AND SUBSIDIARIES
Form 10-K
For the Fiscal Year ended October 31, 2016

In this report on Form 10-K, for all periods presented, “we”, “us”, “our”, “company”, “HP” and “HP Inc.” refer to HP Inc. and subsidiaries (formerly Hewlett-Packard Company).

Forward-Looking Statements
        This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges; any statements of the plans, strategies and objectives of management for future operations, including, the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP’s businesses; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP’s products and the delivery of HP’s services effectively; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; risks associated with HP’s international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this report and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (“the SEC”). HP assumes no obligation and does not intend to update these forward-looking statements.

PART I
ITEM 1. Business.
Business Overview
We are a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses (“SMBs”) and large enterprises, including customers in the government, health and education sectors.
HP was incorporated in 1947 under the laws of the state of California as the successor to a partnership founded in 1939 by William R. Hewlett and David Packard. Effective in May 1998, we changed our state of incorporation from California to Delaware.
HP Inc. Separation Transaction
On November 1, 2015 (the “Distribution Date”), we completed the separation of Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses (the “Separation”). In connection with the Separation, Hewlett-Packard Company changed its name to HP Inc. (“HP”).

On the Distribution Date, each of our stockholders of record as of the close of business on October 21, 2015 (the “Record Date”) received one share of Hewlett Packard Enterprise common stock for every one share of our common stock held as of the Record Date. We distributed a total of approximately 1.8 billion shares of Hewlett Packard Enterprise common stock to our stockholders. Hewlett Packard Enterprise is an independent public company trading on the New York Stock Exchange (“NYSE”) under the symbol “HPE”. After the Separation, we do not beneficially own any shares of Hewlett Packard Enterprise common stock.

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
HP Products and Services; Segment Information
We are a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions and services. We sell to individual consumers, small- and medium-sized businesses and large enterprises, including customers in the government, health and education sectors. We have three segments for financial reporting purposes: Personal Systems, Printing and Corporate Investments. The Personal Systems segment offers Commercial personal computers (“PCs”), Consumer PCs, workstations, thin clients, Commercial tablets and mobility devices, retail point-of-sale (“POS”) systems, displays and other related accessories, software, support, and services for the commercial and consumer markets. The Printing segment provides consumer and commercial printer hardware, supplies, media, solutions and services, as well as scanning devices. Corporate Investments includes HP Labs and certain business incubation projects.
In each of the past three fiscal years, notebook PCs, printing supplies, printing Commercial Hardware and desktop PCs each accounted for more than 10% of our consolidated net revenue.
A summary of our net revenue, earnings from operations and assets for our segments can be found in Note 3, “Segment Information” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in “Risk Factors” in Item 1A, which is incorporated herein by reference.
Personal Systems
Personal Systems provides Commercial PCs, Consumer PCs, workstations, thin clients, Commercial tablets and mobility devices, retail POS systems, displays and other related accessories, software, support and services for the commercial and consumer markets. We group Commercial notebooks, Commercial desktops, Commercial services, Commercial tablets and mobility devices, Commercial detachables, workstations, retail POS systems and thin clients into Commercial clients and Consumer notebooks, Consumer desktops, Consumer services and Consumer detachables into Consumer clients when describing performance in these markets. Both Commercial and Consumer PCs and Commercial tablets and mobility devices are based predominately on Microsoft Windows operating systems and use processors from Intel Corporation (“Intel”) and Advanced Micro Devices, Inc. (“AMD”). Personal Systems also maintains a multi-operating system, multi-architecture strategy using the Google Chrome and Android operating systems among others for notebooks and tablets.

Commercial PCs are optimized for use by customers including enterprise and SMB customers, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in networked environments. Commercial PCs include the HP ProBook and HP EliteBook lines of notebooks and hybrids (detachable tablets), the HP Pro and HP Elite lines of business desktops and all-in-ones, retail POS systems, HP Thin Clients, HP ElitePad, HP Pro Tablet PCs and HP Chromebook. Commercial PCs also include workstations that are designed and optimized for high-performance and demanding application environments including Z desktop workstations, Z all-in-ones and Z mobile workstations. Additionally, we offer a range of services and solutions to enterprise and SMB customers to help them manage the lifecycle of their PC and mobility installed base.
Consumer PCs are notebooks, desktops and hybrids that are optimized for consumer usage, focusing on multi-media consumption, online browsing and light productivity and include the HP Spectre, HP Envy, HP Pavilion, HP Chromebook, Omen by HP, hybrids and all-in-one desktops.
Printing
Printing provides consumer and commercial printer hardware, supplies, media, solutions and services, as well as scanning devices. Printing is also focused on imaging solutions in the commercial markets. HP groups LaserJet, Graphics and PageWide printers into Commercial Hardware and Consumer and Inkjet printers into Consumer Hardware when describing performance in these markets. Described below are our global business capabilities within Printing.
LaserJet and Enterprise Solutions delivers our LaserJet printers, supplies and solutions to SMBs and large enterprises. We go to market through our extensive channel network and directly with HP sales. Ongoing key initiatives include design and deployment of A3 products and solutions for the copier and multifunction printer market, printer security solutions, PageWide Enterprise solutions and award-winning JetIntelligence products.
Inkjet and Printing Solutions delivers our consumer, SMB and PageWide Inkjet solutions (hardware, supplies, media, and web-connected hardware and services). Ongoing initiatives and programs such as Instant Ink and newer initiatives such as Continuous Ink Supply System provide innovative printing solutions to consumers and SMBs.
Graphics Solutions delivers large format printers (DesignJet, Large Format Production and Scitex Industrial), specialty printing, digital press solutions (Indigo and PageWide Presses), supplies and services to print service providers and design and rendering customers.
Print Solutions provides end-to-end services, as well as core platforms to develop and deploy services across printing systems. HP’s focus includes driving customer value through managed print services and providing support solutions for new and existing customers.
3D Printing delivers HP’s Multi-Jet Fusion 3D Printing Solution designed for prototyping and production of functional parts and functioning on an open platform facilitating the development of new 3D printing materials.
Corporate Investments
Corporate Investments includes HP Labs and certain business incubation projects.
Sales, Marketing and Distribution
We manage our business and report our financial results based on the business segments described above. Our customers are organized by consumer and commercial groups, and purchases of HP products, solutions and services may be fulfilled directly by HP or indirectly through a variety of partners, including:

•	retailers that sell our products to the public through their own physical or Internet stores;

•	resellers that sell our products and services, frequently with their own value-added products or services, to targeted customer groups;

•	distribution partners that supply our solutions to resellers; and

•
system integrators and other advisory firms that provide various levels of management and IT consulting, including some systems integration work, and typically partner with us on client solutions that require our unique products and services.

The mix of our business conducted by direct sales or channel differs substantially by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing and distribution efforts accordingly. We are focused on driving the depth and breadth of our coverage, in addition to identifying efficiencies and productivity gains, in both our direct and indirect businesses. While each of our key business segments manage the execution of its own go-to-market and distribution strategy, our business segments also collaborate to ensure strategic and process alignment where appropriate. For example, we typically assign an account manager to manage relationships across our business with large enterprise customers. The account manager is supported by a team of specialists with product and services expertise. For other customers and for consumers, we typically manage direct online sales as well as channel relationships with retailers, while our business segments collaborate to manage relationships with commercial resellers targeting SMBs where appropriate.
Manufacturing and Materials
We utilize a significant number of outsourced manufacturers (“OMs”) around the world to manufacture HP-designed products. The use of OMs is intended to generate cost efficiencies and reduce time to market for HP-designed products. We use multiple OMs to maintain flexibility in our supply chain and manufacturing processes. In some circumstances, third-party suppliers produce products that we purchase and resell under the HP brand. In addition to our use of OMs, we currently manufacture a limited number of finished products from components and subassemblies that we acquire from a wide range of vendors.
We utilize two primary methods of fulfilling demand for products: building products to order and configuring products to order. We build products to order to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations. Alternatively, configuring products to order enables units to match a customer’s particular hardware and software customization requirements. Our inventory management and distribution practices in both building products to order and configuring products to order seek to minimize inventory holding periods by taking delivery of the inventory and manufacturing shortly before the sale or distribution of products to our customers.
We purchase materials, supplies and product subassemblies from a substantial number of vendors. For most of our products, we have existing alternate sources of supply or such alternate sources of supply are readily available. However, we do rely on sole sources for laser printer engines, LaserJet supplies, certain customized parts and parts for products with short life cycles (although some of these sources have operations in multiple locations in the event of a disruption). For instance, we source laser printer engines and laser toner cartridges from Canon. Any non-renewal, or limitation or reduction of the scope of our agreement with Canon could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and do not anticipate non-renewal of this agreement.
We are dependent upon Intel and AMD as suppliers of x86 processors and Microsoft for various software products; however, we believe that disruptions with these suppliers would result in industry-wide ramifications and therefore would not disproportionately disadvantage us relative to our competitors. See “Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers effectively,” in Item 1A, which is incorporated herein by reference.
Like other participants in the information technology (“IT”) industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our demand requirements for periods averaging 90 to 120 days. From time to time, we may experience significant price volatility or supply constraints for certain components that are not available from multiple sources. We also may acquire component inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supplies. See “Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers effectively,” in Item 1A, which is incorporated herein by reference.
Sustainability also plays a role in the manufacturing and sourcing of materials and components for our products. Some customer segments expect that our products are made in an ethical and sustainable manner, which we strive to ensure through our sustainability programs. We have committed to building an efficient and sustainable supplier network, and we collaborate with our suppliers to improve their labor practices and working conditions, and to reduce the environmental impact of their operations. These actions, together with our broader sustainability program, help us in our effort to meet customer sustainability requirements and comply with regulations, for example, regarding supplier labor practices and conflict minerals disclosure. For more information on our sustainability goals, programs, and performance, we refer you to our annual sustainability report, available on our website (which is not incorporated by reference herein).
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

A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 3, “Segment Information” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Approximately 63% of our overall net revenue in fiscal year 2016 came from outside the United States.
For a discussion of risks attendant to HP’s international operations, see “Risk Factors—Due to the international nature of our business, political or economic changes or other factors could harm our business and financial performance,” in Item 1A, “Quantitative and Qualitative Disclosure about Market Risk,” in Item 7A and Note 12, “Borrowings” to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.
Research and Development
Innovation is a key element of our culture. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers’ changing needs and desires, and emerging technological trends. Our efforts also are focused on identifying the areas where we believe we can make a unique contribution and the areas where partnering with other leading technology companies will leverage our cost structure and maximize our customers’ experiences.
HP Labs, together with the various research and development groups within our business segments, is responsible for our research and development efforts. HP Labs is part of our Corporate Investments segment.
Expenditures for research and development were $1.2 billion in fiscal year 2016, $1.2 billion in fiscal year 2015 and $1.3 billion in fiscal year 2014. We anticipate that we will continue to have significant research and development expenditures in the future to support the design and development of innovative, high-quality products and services to maintain and enhance our competitive position.
For a discussion of risks attendant to our research and development activities, see “Risk Factors—If we cannot successfully execute our go-to-market strategy and continue to develop, manufacture and market innovative products and services, our business and financial performance may suffer,” in Item 1A, which is incorporated herein by reference.
Patents
Our general policy has been to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. At October 31, 2016, our worldwide patent portfolio included over 18,000 patents.
Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of the individual patents across our patent portfolio vary. We believe that our patents and patent applications are important for maintaining the competitive differentiation of our products and services, enhancing our freedom of action to sell our products and services in markets in which we choose to participate, and maximizing our return on research and development investments. No single patent is in itself essential to HP as a whole or to any of HP’s business segments.
In addition to developing our patent portfolio, we license intellectual property (“IP”) from third parties as we deem appropriate. We have also granted and continue to grant to others licenses, and other rights, under our patents when we consider these arrangements to be in our interest. These license arrangements include a number of cross-licenses with third parties.
For a discussion of risks attendant to IP rights, see “Risk Factors—Our financial performance may suffer if we cannot continue to develop, license or enforce the intellectual property rights on which our businesses depend,” in Item 1A, which is incorporated herein by reference.
Backlog
We believe that backlog is not a meaningful indicator of future business prospects due to our diverse products and services portfolio, including the large volume of products delivered from finished goods or channel partner inventories and the shortening of product life cycles. Therefore, we believe that backlog information is not material to an understanding of our overall business.
Seasonality
General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products and services experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, European sales are often weaker in the summer months and consumer sales are often stronger in the fourth calendar quarter. Demand during the spring and early summer months also may be adversely impacted by market anticipation of seasonal trends. See “Risk Factors—Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable,” in Item 1A, which is incorporated herein by reference.

Competition
We encounter strong competition in all areas of our business activity. We compete on the basis of technology, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support, security, availability of application software and internet infrastructure offerings, and our sustainability performance.
The markets for each of our key business segments are characterized by strong competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Most product life cycles are short, and to remain competitive we must develop new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors listed above. In addition, we compete with many of our current and potential partners, including OEMs that design, manufacture and often market their products under their own brand names. Our successful management of these competitive partner relationships will be critical to our future success. Moreover, we anticipate that we will have to continue to adjust prices on many of our products and services to stay competitive.
We have a broad technology portfolio spanning personal computing and other access devices, imaging and printing-related products and services. We are the leader or among the leaders in each of our key business segments.
The competitive environment in which each key segment operates is described below:
Personal Systems. The markets in which Personal Systems operates are highly competitive and are characterized by price competition. The decline in the PC market has moderated, though the PC market still faces uncertainty. Our primary competitors are Lenovo Group Limited, Dell Inc., Acer Inc., ASUSTeK Computer Inc., Apple Inc., Toshiba Corporation and Samsung Electronics Co., Ltd. In particular regions, we also experience competition from local companies and from generically-branded or “white box” manufacturers. Our competitive advantages include our broad product portfolio, our innovation and research and development capabilities, our brand and procurement leverage, our ability to cross-sell our portfolio of offerings, our extensive service and support offerings and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.

Printing. The markets for printer hardware and associated supplies are highly competitive. Printing’s key customer segments each face competitive market pressures in pricing and the introduction of new products. Our primary competitors include Canon Inc., Lexmark International, Inc., Xerox Corporation Ltd., Seiko Epson Corporation, The Ricoh Company Ltd. and Brother Industries, Ltd. In addition, independent suppliers offer refill and remanufactured alternatives for HP original inkjet and toner supplies, which are often available for lower prices but generally offer lower print quality and reliability. Other competitors also have developed and marketed new compatible cartridges for HP’s laser and inkjet products, particularly outside of the United States where IP protection is inadequate or ineffective. Our competitive advantages include our comprehensive solutions for the home, office and publishing environments, our innovation and research and development capabilities, our brand, and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.

For a discussion of risks attendant to these competitive factors, see “Risk Factors—We operate in an intensely competitive industry and competitive pressures could harm our business and financial performance,” in Item 1A, which is incorporated herein by reference

Sustainability
Our approach to sustainability covers a broad range of sustainability issues across three pillars: environment, society and integrity. We prioritize issues to address based on their relative importance to our business success and sustainable development.
Environment. We are focused on reinventing the way that products are designed, manufactured, used and recovered as we shift our business model and operations toward a materials and energy-efficient circular economy that promotes greater resource productivity and aims to reduce waste. Working with our supply chain partners, we strive to reduce the environmental impact of our products at every stage of the value chain.
Society. We strive to empower workers and ensure protections for the people who make our products. Our agreements with our suppliers require that workers receive fair treatment, safe working conditions and freely chosen employment.  We work to enforce these requirements with suppliers through proactive engagement and training, and corrective action plans when needed.

Integrity. We are committed to acting with integrity, fairness, and accountability, which we believe are fundamental to an inclusive society and a thriving business. We also expect ethical behavior by our employees, partners and suppliers, and we have structures, programs, and processes in place to safeguard human rights across our value chain.
Goals. Our current long-term sustainability goals are:

•	Commit to 100% renewable electricity in our global operations with 40% by 2020;

•	Achieve zero deforestation associated with HP brand paper and paper-based product packaging (which is the box that comes with the product and all paper inside the box) by 2020; and

•
Reduce the greenhouse gas emissions intensity of HP’s product portfolio (which refers to tonnes CO2e/net revenue arising from the use of more than 95% of HP product units shipped each year) by 25% by 2020, compared to 2010.

For more information on our sustainability goals, programs, and performance, we refer you to our annual sustainability report, available on our website (which is not incorporated by reference herein).
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
Many of our products are subject to various federal, state, local and foreign laws governing chemical substances in products and their safe use, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. Most of our products also are subject to requirements applicable to their energy consumption. In addition, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, and their safe use.
We proactively evaluate and at times replace materials in our products and supply chain, taking into account published lists of substances of concern, new and upcoming legal requirements, customer preferences and scientific analysis that indicates a potential impact to human health or the environment.
We are also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as “product take-back legislation”). We intend for our products to be easily reused and re-cycled, and we provide many of our customers with reuse and recycling programs.
In the event our products become non-compliant with these laws, our products could be restricted from entering certain jurisdictions and we could face other sanctions, including fines.
Our operations, and ultimately our products, are expected to become increasingly subject to federal, state, local and foreign laws, regulations and international treaties relating to climate change. We strive to continually improve the energy efficiency of our product portfolio and deliver more cost-effective and less greenhouse gas-intensive technology solutions to our customers. As these and other new laws, regulations, treaties and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines. However, we believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that HP technology can be used to address climate change and to facilitate compliance with related laws, regulations and treaties.
We are committed to maintaining compliance with all environmental laws applicable to our operations, products and services and to reducing our environmental impact across all aspects of our business. We meet this commitment with our sustainability policy, our comprehensive environmental, health and safety policy, strict environmental management of our operations and worldwide environmental programs and services.
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

For a discussion of risks attendant to these environmental factors, see “Risk Factors—Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations,” in Item 1A, which is incorporated herein by reference. In addition, for a discussion of our environmental contingencies see Note 15, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, which is also incorporated herein by reference.
Executive Officers
The following are our current executive officers:
Ron Coughlin; age 50; President, Personal Systems
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
Jon Flaxman; age 59; Chief Operating Officer
Mr. Flaxman has served as Chief Operating Officer since November 2015. Previously, Mr. Flaxman served as Senior Vice President and Chief Financial Officer for Hewlett-Packard Company’s Printing and Personal Systems Group. Prior to such role, he was Senior Vice President of Finance for Hewlett-Packard Company’s Imaging and Printing Group for four years. From March 2007 to November 2008, Mr. Flaxman was Chief Administrative Officer and Executive Vice President of Hewlett-Packard Company. Mr. Flaxman joined Hewlett-Packard Company in 1981.
Tracy S. Keogh; age 55; Chief Human Resources Officer
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
Catherine A. Lesjak; age 57; Chief Financial Officer
Ms. Lesjak has served as Chief Financial Officer since November 2015. Previously, Ms. Lesjak served as Executive Vice President and Chief Financial Officer of Hewlett-Packard Company from 2007 to November 2015. Ms. Lesjak also served as Hewlett-Packard Company’s interim Chief Executive Officer from August 2010 until November 2010. She also serves as a director of SunPower Corporation.
Enrique Lores; age 51; President, Printing, Solutions and Services
Mr. Lores has served as President, Printing, Solutions and Services since November 2015. Throughout his 26-year tenure with Hewlett-Packard Company, Mr. Lores held leadership positions across the organization, most recently leading the Separation Management Office for HP Inc. Previously, Mr. Lores was the Senior Vice President and General Manager for Business Personal Systems. Before his Business Personal Systems role, Mr. Lores was Senior Vice President of Customer Support and Services.
Marie Myers; age 48; Global Controller and Head of Finance Services
Ms. Myers has served as Global Controller and Head of Finance Services since November 2015. Prior to that from October 2014 to October 2015, Ms. Myers was in the Separation Management Office at Hewlett-Packard Company and held other key leadership roles at Hewlett-Packard Company, including Vice President for PPS HQ and Finance from May 2012 to October 2015 and Vice President of Finance for PSG Americas from March 2010 to May 2012.
Kim Rivera; age 48; Chief Legal Officer and General Counsel
Ms. Rivera has served as Chief Legal Officer and General Counsel since November 2015. Prior to joining us, at DaVita Health Care Partners she served as the Chief Legal Officer from July 2011 to October 2015, as Corporate Secretary from January 2010 to December 2013 and as Vice President and General Counsel from January 2010 to July 2011. From February 2006 to November 2009, she served as Vice President and Associate General Counsel at The Clorox Company. Prior to that, Ms. Rivera served as Vice President Law and Chief Litigation Counsel to Rockwell Automation as well as General Counsel for its Automation Controls and Information Group.
Dion J. Weisler; age 49; President and Chief Executive Officer

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
Employees
We had approximately 49,000 employees worldwide as of October 31, 2016.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://www.hp.com/investor/home, as soon as reasonably practicable after HP electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission. HP’s Corporate Governance Guidelines, Board of Directors’ committee charters (including the charters of the Audit Committee, Finance, Investment and Technology Committee, HR and Compensation Committee, and Nominating, Governance and Social Responsibility Committee) and code of ethics entitled “Standards of Business Conduct” (none of which are incorporated by reference herein) are also available at that same location on our website. Stockholders may request free copies of these documents from:
HP Inc.
Attention: Investor Relations
1501 Page Mill Road,
Palo Alto, CA 94304
http://www.hp.com/investor/informationrequest
Additional Information
Microsoft® and Windows® are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other countries. Intel® is a trademark of Intel Corporation in the United States and/or other countries. AMD is a trademark of Advanced Micro Devices, Inc. Google is a registered trademark of Google Inc. Android and Chrome are trademarks of Google Inc. All other trademarks are the property of their respective owners.
ITEM 1A. Risk Factors.
The following discussion of risk factors contains forward-looking statements. These risk factors may be important for understanding any statement in this Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Consolidated Financial Statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
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
We are in the process of addressing many challenges facing our business. One set of challenges relates to dynamic and accelerating market trends, such as the declines in the PC market and home printing. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets; our emerging competitors are introducing new technologies and business models; and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution. For example, we may fail to develop innovative products and services, maintain the manufacturing quality of our products, manage our distribution network or successfully market new products and services, any of which could adversely affect our business and financial condition.
In addition, we are facing a series of significant macroeconomic challenges, including weakness across many geographic regions, particularly in emerging markets and Europe, and certain countries and businesses in Asia. We may experience delays in the anticipated timing of activities related to our efforts to address these challenges and higher than expected or unanticipated execution costs. In addition, we are vulnerable to increased risks associated with our efforts to address these challenges given the markets in which we compete, the broad range of geographic regions in which we and our customers and partners operate, and the ongoing integration of acquired businesses. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.
We operate in an intensely competitive industry and competitive pressures could harm our business and financial performance.
We encounter aggressive competition from numerous and varied competitors in all areas of our business, and our competitors have targeted and are expected to continue targeting our key market segments. We compete on the basis of our technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support and security. If our products, services, support and cost structure do not enable us to compete successfully, our results of operations and business prospects could be harmed.
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
Companies with whom we have alliances in certain areas may be or may become our competitors in other areas. In addition, companies with whom we have alliances also may acquire or form alliances with our competitors, which could reduce their business with us. If we are unable to effectively manage these complicated relationships with alliance partners, our business and results of operations could be adversely affected.
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
If we cannot successfully execute our go-to-market strategy and continue to develop, manufacture and market innovative products and services, our business and financial performance may suffer.
Our strategy is focused on leveraging our existing portfolio of products and services to meet the demands of a continually changing technological landscape and to offset certain areas of industry decline. To successfully execute this strategy, we must emphasize the aspects of our core business where demand remains strong, identify and capitalize on natural areas of growth, and innovate and develop new products and services that will enable us to expand beyond our existing technology categories. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas, could adversely affect our business, results of operations and financial condition.

The process of developing new high-technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share, results of operations and financial condition. For example, to offset industry declines in some of our businesses, we must successfully grow in adjacencies such as copier printers, maintain our strong position in graphics, develop and introduce 3D printers and execute on our strategy to grow commercial mobility by providing specialized products and services to address the needs of our customers. We must make long-term investments, develop or acquire and protect appropriate intellectual property, and commit significant research and development and other resources before knowing whether our predictions will accurately reflect customer demand for our products and services. Any failure to accurately predict technological and business trends, control research and development costs or execute our innovation strategy could harm our business and financial performance. Our research and development initiatives may not be successful in whole or in part, including research and development projects which we have prioritized with respect to funding and/or personnel.
Our industry is subject to rapid and substantial innovation and technological change. Even if we successfully develop new products and technologies, future products and technologies may eventually supplant ours if we are unable to keep pace with technological advances and end-user requirements and preferences and timely enhance our existing products and technologies or develop new ones. Our competitors may also create products that replace ours. As a result, any of our products and technologies may be rendered obsolete or uneconomical.
After we develop a product, we must be able to manufacture appropriate volumes quickly while also managing costs and preserving margins. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so within a given product’s lifecycle or at all. Any delay in the development, production or marketing of a new product, service or solution could result in us not being among the first to market, which could further harm our competitive position.
If we cannot continue to produce quality products and services, our reputation, business and financial performance may suffer.
In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes and unsatisfactory performance under service contracts, as well as defects in third-party components included in our products and unsatisfactory performance or even malicious acts by third-party contractors or subcontractors or their employees. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to develop and implement appropriate solutions. However, the products and services that we offer are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errors, particularly with respect to faulty components manufactured by third-parties. If we are unable to determine the cause or find an appropriate solution to address quality issues with our products, we may delay shipment to customers, which would delay revenue recognition and receipt of customer payments and could adversely affect our net revenue, cash flows and profitability. In addition, after products are delivered, quality issues may require us to repair or replace such products. Addressing quality issues can be expensive and may result in additional warranty, repair, replacement and other costs, adversely affecting our financial performance. If new or existing customers have difficulty operating our products or are dissatisfied with our services, our results of operations could be adversely affected, and we could face possible claims if we fail to meet our customers’ expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect our results of operations.
We are exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results.
Currencies other than the U.S. dollar, including the euro, the British pound, Chinese yuan (renminbi) and the Japanese yen, can have an impact on our results as expressed in U.S. dollars. In particular, the economic uncertainties relating to European sovereign and other debt obligations and the related European financial restructuring efforts may cause the value of the euro to fluctuate. In addition, the United Kingdom’s June 2016 vote to leave the European Union (commonly known as “Brexit”) caused significant volatility in currency exchange rates, especially between the U.S. dollar and the British pound. Global economic events and uncertainty may cause currencies to fluctuate and currency volatility contributes to variations in our sales of products and services in impacted jurisdictions. For example, in the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the euro or the British pound or the weakness of the Japanese yen, could adversely affect our net revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States.

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
Our business and financial performance depend significantly on worldwide economic conditions and the demand for technology products and services in the markets in which we compete. Recent economic weakness and uncertainty in various markets throughout the world have resulted, and may result in the future, in decreased net revenue, gross margin, earnings or growth rates and in increased expenses and difficulty in managing inventory levels. For example, we are continuing to experience macroeconomic weakness across many geographic regions, particularly in the Europe, the Middle East and Africa region, China and certain other high-growth markets. Ongoing U.S. federal government spending limits may continue to reduce demand for our products and services from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services. Brexit and the uncertainty surrounding the United Kingdom’s exit from the European Union has also begun to negatively impact markets and cause weaker macroeconomic conditions that could continue for the foreseeable future.
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
Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Poor financial performance of asset markets combined with lower interest rates and the adverse effects of fluctuating currency exchange rates could lead to higher pension and post-retirement benefit expenses. Interest and other expenses could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, costs of hedging activities and the fair value of derivative instruments. Economic downturns also may lead to future restructuring actions and associated expenses.
The net revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.
Our net revenue, gross margin and profit vary among our diverse products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Our net revenue depends on the overall demand for our products and services. Delays or reductions in hardware and related services spending by our customers or potential customers could have a material adverse effect on demand for our products and services, which could result in a significant decline in net revenue. In addition, net revenue declines in some of our businesses may affect net revenue in our other businesses as we may lose cross-selling opportunities. Overall gross margins and profitability in any given period are dependent partially on the product, service, customer and geographic mix reflected in that period’s net revenue. Competition, lawsuits, investigations, increases in component and manufacturing costs that we are unable to pass on to our customers, component supply disruptions and other risks affecting those businesses therefore may have a significant impact on our overall gross margin and profitability. In addition, newer geographic markets may be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may lead to adjustments to our operations. Moreover, our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period.
If we fail to manage the distribution of our products and services properly, our business and financial performance could suffer.
We use a variety of distribution methods to sell our products and services around the world, including third-party resellers and distributors and both direct and indirect sales to enterprise accounts and consumers. Successfully managing the interaction of our direct and indirect channel efforts to reach various potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our net revenue and gross margins and therefore our profitability.
Our financial results could be materially adversely affected due to distribution channel conflicts or if the financial conditions of our channel partners were to weaken. Our results of operations may be adversely affected by any conflicts that might arise between our various distribution channels or the loss or deterioration of any alliance or distribution arrangement or the loss of retail shelf space. Moreover, some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends. Many of our significant distributors operate on narrow margins and have been negatively affected by business pressures in the past. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Net revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors’ financial conditions, abilities to borrow funds in the credit markets or operations weaken.
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
Our operations depend on our ability to anticipate our needs for components, products and services, as well as our suppliers’ ability to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are located around the world, and the long lead times required to manufacture, assemble and deliver certain components and products, problems could arise in production, planning and inventory management that could seriously harm our business. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource intensive than expected. Furthermore, certain of our suppliers may decide to discontinue conducting business with us. Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers and risks related to our relationships with single source suppliers, each of which is described below.

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

•
Single-source suppliers.  We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. For example, we rely on Canon for certain laser printer engines and laser toner cartridges. We also rely on Intel to provide us with a sufficient supply of processors for many of our PCs and workstations, and we rely on AMD to provide us with a sufficient supply of processors for other products. Some of those processors are customized for our products. New products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. Replacing a single-source supplier could delay production of some products as replacement suppliers may be subject to capacity constraints or other output limitations. For some components, such as customized components and some of the processors that we obtain from Intel, or the laser printer engines and toner cartridges that we obtain from Canon, alternative sources either may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single-source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single-source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of our components. The loss of a single-source supplier, the deterioration of our relationship with a single-source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single source supplier could adversely affect our business and financial performance.
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
Our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter’s total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting net revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be cancelled. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages or global logistics disruptions could adversely impact our inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.
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
Sales outside the United States made up approximately 63% of our net revenue for fiscal year 2016. In addition, a portion of our business activity is being conducted in emerging markets. Our future business and financial performance could suffer due to a variety of international factors, including:

•
ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts or any other change resulting from Brexit;

•
longer collection cycles and financial instability among customers, the imposition by governments of additional taxes, tariffs or other restrictions on foreign trade or changes in restrictions on trade between the United States and other countries;

•
trade regulations and procedures and actions affecting production, shipping, pricing and marketing of products, including policies adopted by the United States or other countries that may champion or otherwise favor domestic companies and technologies over foreign competitors;

•	local labor conditions and regulations, including local labor issues faced by specific suppliers and OEMs;

•	managing a geographically dispersed workforce;

•	changes or uncertainty in the international, national or local regulatory and legal environments;

•	differing technology standards or customer requirements;

•
import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could increase our cost of doing business in certain jurisdictions, prevent us from shipping products to particular countries or markets, affect our ability to obtain favorable terms for components, increase our operating costs or lead to penalties or restrictions;

•	stringent privacy and data protection policies in some foreign countries;

•	difficulties associated with repatriating earnings generated or held abroad in a tax-efficient manner and changes in tax laws; and

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
In many foreign countries, particularly in those with developing economies, there are companies that engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). Although we implement policies, procedures and training designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those of the companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have an adverse effect on our business and reputation.
Any failure by us to identify, manage and complete acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects.
As part of our business strategy, we may acquire companies or businesses, divest businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, “business combination and investment transactions”). Risks associated with business combination and investment transactions include the following, any of which could adversely affect our revenue, gross margin, profitability and financial results:

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

•	Our effective tax rate on an ongoing basis is uncertain, and business combination and investment transactions could adversely impact our effective tax rate.

•	Any announced business combination and investment transaction may not close on the expected timeframe or at all, which may cause our financial results to differ from expectations in a given quarter.

•	Business combination and investment transactions may lead to litigation, which could impact our financial condition and results of operations.

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
As part of our business strategy, we regularly evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience greater dis-synergies than expected, and the impact of the divestiture on our revenue growth may be larger than projected. After reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as necessary regulatory and governmental approvals on acceptable terms, which, if not satisfied or obtained, may prevent us from completing the transaction. Such regulatory and governmental approvals may be required in diverse jurisdictions around the world, including jurisdictions with opaque regulatory frameworks, and any delays in the timing of such approvals could materially delay the transaction or prevent it from closing. For example, our acquisition of Samsung’s printer business is subject to regulatory review in numerous jurisdictions, including South Korea and the European Union, as well as customary closing conditions. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could affect our future financial results.
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
In order to pursue our strategy successfully, we must identify candidates for and successfully complete business combination and investment transactions, some of which may be large or complex, and manage post-closing issues such as the integration of acquired businesses, products, services or employees. Integration issues are often time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business and the acquired business. The challenges involved in integration include:

•	successfully combining product and service offerings and entering or expanding into markets in which we are not experienced or are developing expertise;

•	convincing both our customers and distributors and those of the acquired business that the transaction will not diminish client service standards or business focus;

•
persuading both our customers and distributors and those of the acquired business not to defer purchasing decisions or switch to other suppliers (which could result in our incurring additional obligations in order to address customer uncertainty), minimizing sales force attrition and expanding and coordinating sales, marketing and distribution efforts;

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
We announced a restructuring plan in October 2016 to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies that we expect to reduce costs. Implementation of the restructuring plan may be costly and disruptive to our business, and we may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our October 2016 restructuring plan, see Note 4 to our Consolidated Financial Statements in Item 8.
Our financial performance may suffer if we cannot continue to develop, license or enforce the intellectual property rights on which our businesses depend.
We rely upon patent, copyright, trademark, trade secret and other intellectual property laws in the United States, similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain intellectual property (“IP”) rights in the products and services we sell, provide or otherwise use in our operations. However, any of our intellectual property rights could be challenged, invalidated, infringed or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages, either of which could result in costly product redesign efforts, discontinuance of certain product offerings or other harm to our competitive position. For example, our enforcement of inkjet printer supplies IP against infringers may be successfully challenged or our IP may be successfully circumvented. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use; this, too, could adversely affect our ability to sell products or services and our competitive position.
Our products and services depend in part on intellectual property and technology licensed from third parties.
Some of our business and some of our products rely on key technologies developed or licensed by third parties. We may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property. Third-party components may become obsolete, defective or incompatible with future versions of our products, or our relationship with the third party may deteriorate, or our agreements with the third party may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we must carefully monitor and manage our use of third-party components, including both proprietary and open source license terms that may require the licensing or public disclosure of our intellectual property without compensation or on undesirable terms. Additionally, some of these licenses may not be available to us in the future on terms that are acceptable or that allow our product offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our business, including our financial condition and results of operations. In addition, it is possible that as a consequence of a merger or acquisition, third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to such transaction. Because the availability and cost of licenses from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties who license to our competitors will either refuse to license to us at all, or refuse to license to us on terms equally favorable to those granted to our competitors. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.

Third-party claims of intellectual property infringement are commonplace in our industry and successful third-party claims may limit or disrupt our ability to sell our products and services.
Third parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. For example, patent assertion entities may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from companies such as us and our customers. If we cannot or do not license allegedly infringed intellectual property at all or on reasonable terms, or if we are required to substitute similar technology from another source, our operations could be adversely affected. Even if we believe that intellectual property claims are without merit, they can be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.
Further, our results of operations and cash flows have been and could continue to be affected in certain periods and on an ongoing basis by the imposition, accrual and payment of copyright levies or similar fees. In certain countries (primarily in Europe), proceedings are ongoing or have been concluded in which groups representing copyright owners have sought or are seeking to impose upon and collect from us levies upon equipment (such as PCs, MFDs and printers) alleged to be copying devices under applicable laws. Other such groups have also sought to modify existing levy schemes to increase the amount of the levies that can be collected from us. Other countries that have not imposed levies on these types of devices are expected to extend existing levy schemes, and countries that do not currently have levy schemes may decide to impose copyright levies on these types of devices. The total amount of the copyright levies will depend on the types of products determined to be subject to the levy, the number of units of those products sold during the period covered by the levy, and the per unit fee for each type of product, all of which are affected by several factors, including the outcome of ongoing litigation involving us and other industry participants and possible action by the legislative bodies in the applicable countries, and could be substantial. Consequently, the ultimate impact of these copyright levies or similar fees, and our ability to recover such amounts through increased prices, remains uncertain.
The allocation of intellectual property rights between Hewlett Packard Enterprise and HP as part of the Separation, and the shared use of certain intellectual property rights following the Separation, could adversely impact our reputation, our ability to enforce certain intellectual property rights that are important to us and our competitive position.
In connection with the Separation, Hewlett-Packard Company allocated to each of Hewlett Packard Enterprise and HP the intellectual property assets relevant to their respective businesses. The terms of the Separation include cross-licenses and other arrangements to provide for certain ongoing use of intellectual property in the existing operations of both businesses. For example, through a joint brand holding structure, both Hewlett Packard Enterprise and HP will retain the ability to make ongoing use of certain variations of the legacy Hewlett-Packard and HP branding, respectively. There is a risk that the joint brand holding structure may impair the enforcement of HP’s trademark rights against third parties that infringe them. Furthermore, as a result of this shared use of the legacy branding there is a risk that conduct or events adversely affecting the reputation of Hewlett Packard Enterprise could also adversely affect the reputation of HP. In addition, as a result of the allocation of intellectual property as part of the Separation, we no longer own intellectual property allocated to Hewlett Packard Enterprise and our resulting intellectual property ownership position could adversely affect our position and options relating to patent enforcement, patent licensing and cross-licensing, our ability to sell our products or services, our competitive position in the industry and our ability to enter new product markets.
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
Our stock price has historically fluctuated and may continue to fluctuate, which may make future prices of our stock difficult to predict.
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

•
quarterly increases or decreases in net revenue, gross margin, earnings or cash flows, changes in estimates by the investment community or our financial outlook and variations between actual and estimated financial results;

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
Our credit risk is evaluated by the major independent rating agencies. Fitch Ratings, Moody’s Investor Service and Standard & Poor’s Rating Services downgraded Hewlett-Packard Company’s ratings in the past. Past downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper, and may require the posting of additional collateral under some of our derivative contracts. We cannot be assured that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may further impact us in a similar manner and may have a negative impact on our liquidity, capital position and access to capital markets.
We make estimates and assumptions in connection with the preparation of our Consolidated Financial Statements, and any changes to those estimates and assumptions could adversely affect our results of operations.
In connection with the preparation of our Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. In addition, as discussed in Note 15 to the Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.
Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
We are subject to income and other taxes in the United States and various foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with these intercompany transactions or other matters, and may assess additional taxes or adjust taxable income on our tax returns as a result. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we cannot assure you that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws. In particular, if circumstances change such that we are unable to indefinitely reinvest our foreign earnings outside the United States, future income tax expense may differ significantly from historical amounts and could materially adversely affect our results. In addition, various tax legislation has been introduced or is being considered that could significantly impact our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. Any of these changes could affect our financial performance.
In order to be successful, we must attract, retain, train, motivate, develop and transition key employees, and failure to do so could seriously harm us.
In order to be successful, we must attract, retain, train, motivate, develop and transition qualified executives and other key employees, including those in managerial, technical, development, sales, marketing and IT support positions. Identifying, developing internally or hiring externally, training and retaining qualified executives, engineers and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. Our equity-based incentive awards may contain conditions relating to our stock price performance and our long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the stockholder approval needed to continue granting equity-based incentive awards in the amounts we believe are necessary, our ability to attract, retain and motivate executives and key employees could be weakened. Our failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.
System security risks, data protection breaches, cyberattacks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our revenue, increase our expenses, damage our reputation and adversely affect our stock price.
Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, including bugs, viruses, worms, malicious software programs and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.
We manage and store various proprietary information and sensitive or confidential data relating to our business and our customers. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. We also could lose existing or potential customers or incur significant expenses in connection with our customers’ system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
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
Risks Related to the Separation
The separation of Hewlett-Packard Company into two independent publicly traded companies is subject to various risks and uncertainties and may not achieve some or all of the anticipated benefits.
On November 1, 2015, we completed the Separation of our enterprise technology infrastructure, software, services and financing businesses from our personal systems and printing businesses. The process of completing the Separation involved significant costs and expenses. Uncertainty related to the Separation may lead customers and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in our existing business relationships, or cause them to consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our businesses, financial condition, results of operations and prospects.
We may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the Separation. As an independent publicly traded company we are a smaller, less diversified company with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. We continue to review our acquisitions, dispositions, and other transactions, including those related to the Separation, in light of the economic and legislative environment.

The Separation could result in substantial tax liability.
We obtained an opinion of outside counsel that, for U.S. federal income tax purposes, the Separation qualified, for both the company and our stockholders, as a tax-free reorganization within the meaning of Sections 368(d)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended. In addition, we obtained a private letter ruling from the Internal Revenue Service (the “IRS”) and opinions of outside counsel regarding certain matters impacting the U.S. federal income tax treatment of the Separation for the company and certain related transactions as transactions that are generally tax-free for U.S. federal income tax purposes. The opinions of outside counsel and the IRS private letter ruling were based, among other things, on various factual assumptions we have authorized and representations we have made to outside counsel and the IRS. If any of these assumptions or representations are, or become, inaccurate or incomplete, reliance on the opinions and IRS private letter ruling may be affected. An opinion of outside counsel represents their legal judgment but is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will not challenge the conclusions reflected in the opinions or that a court would not sustain such a challenge. Notwithstanding the foregoing, we incurred certain tax costs in connection with the Separation, including non-U.S. tax expenses resulting from the Separation in multiple non-U.S. jurisdictions that do not legally provide for tax-free Separation, which may be material. If the Separation or certain internal transactions undertaken in anticipation of the Separation are determined to be taxable for U.S. federal income tax purposes, we and/or our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.
We or Hewlett Packard Enterprise may fail to perform under the transaction agreements executed as part of the Separation.
In connection with the Separation, we and Hewlett Packard Enterprise entered into several agreements, including among others a transition services agreement, a separation and distribution agreement, a tax matters agreement, an employee matters agreement, a real estate matters agreement, a commercial agreement and an IT service agreement. The transition services agreement provides for the performance of certain services by each company for the benefit of the other for a transition period after the Separation. The separation and distribution agreement, tax matters agreement, employee matters agreement and real estate matters agreement determine the allocation of assets and liabilities between the companies following the Separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The commercial agreement establishes a bilateral relationship between Hewlett Packard Enterprise and us for the purchase and sale of commercially available products and services for internal use, incorporation and bundling in OEM products and services, resale to customers and use in the provision of managed services to customers, as well as joint customer pursuits and joint development activities. The IT service agreement provides for the performance by one of Hewlett Packard Enterprise’s subsidiaries of certain application development and maintenance and IT infrastructure services for us. We will rely on Hewlett Packard Enterprise to satisfy its performance and payment obligations under these agreements. If Hewlett Packard Enterprise is unable to satisfy its obligations under these agreements, we could incur operational difficulties or losses that could have a material and adverse effect on our business, financial condition and results of operations.
ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2. Properties.
As of October 31, 2016, we owned or leased approximately 21 million square feet of space worldwide, a summary of which is provided below.

	Fiscal year ended October 31, 2016
	Owned	Leased	Total
	(square feet in millions)
Administration and support	3.9	5.6	9.5
(Percentage)	41%	59%	100%
Core data centers, manufacturing plants, research and development facilities and warehouse operations	2.4	6.3	8.7
(Percentage)	28%	72%	100%
Total(1)	6.3	11.9	18.2
(Percentage)	35%	65%	100%

(1)	Excludes 3 million square feet of vacated space, of which 2 million square feet is leased to third parties.

We believe that our existing properties are in good condition and are suitable for the conduct of our business. Our segments Personal Systems, Printing and Corporate Investments, use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.
Principal Executive Offices
Our principal executive offices, including our global headquarters, are located at 1501 Page Mill Road, Palo Alto, California, United States.
Headquarters of Geographic Operations
The locations of our geographic headquarters are as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Palo Alto, United States	Geneva, Switzerland	Singapore
Product Development and Manufacturing
The locations of our major product development, manufacturing, data centers and HP Labs facilities are as follows:

Americas United States—Boise, Corvallis, San Diego, Vancouver	Europe, Middle East, Africa Israel—Kiryat-Gat, Netanya, Rehovot Spain—Barcelona
Asia Pacific China—Shanghai Malaysia—Penang Singapore—Singapore	Technology office (HP Labs) United Kingdom—Bristol United States—Palo Alto
ITEM 3. Legal Proceedings.
Information with respect to this item may be found in Note 15, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Information regarding the market prices of HP common stock and the markets for that stock may be found in the “Quarterly Summary” in Item 8 and on the cover page of this Annual Report on Form 10-K, respectively, which are incorporated herein by reference. We have declared and paid cash dividends each fiscal year since 1965. Dividends declared and paid per share by fiscal quarter in 2016 and 2015 were as follows:

	2016				2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Dividends declared	—	$0.25	—	$0.25	—	$0.35	—	$0.32
Dividends paid	$0.12	$0.12	$0.12	$0.12	$0.18	$0.18	$0.16	$0.16
Additional information concerning dividends may be found in “Selected Financial Data” in Item 6 and Note 13, “Stockholders’ (Deficit) Equity” to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.
As of November 30, 2016, there were approximately 68,192 stockholders of record.
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
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities in fiscal year 2016. We did not repurchase any shares of our common stock during the fourth quarter of 2016. All share repurchases settled in the fourth quarter of fiscal year 2016 were open market transactions.
On July 21, 2011, HP’s Board of Directors authorized a $10.0 billion share repurchase program. HP may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On October 10, 2016, the Board authorized an additional $3.0 billion for future repurchases of its outstanding shares of common stock. HP intends to use repurchases from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. As of October 31, 2016, HP had approximately $3.8 billion remaining under repurchase authorization.

Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return assuming the investment of $100 at the market close on October 31, 2011 (and the reinvestment of dividends thereafter) in each of HP common stock, the S&P 500 Index, and the S&P Information Technology Index. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	10/11	10/12	10/13	10/14	10/15	10/16
HP Inc.	$100.00	$53.26	$96.37	$144.63	$110.97	$136.00
S&P 500 Index	$100.00	$115.20	$146.49	$171.77	$180.69	$188.82
S&P Information Technology Index	$100.00	$110.71	$132.76	$166.88	$185.55	$205.64

ITEM 6. Selected Financial Data.

The information set forth below is not necessarily indicative of results of future continuing operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which are incorporated herein by reference, in order to understand further the factors that may affect the comparability of the financial data presented below.

HP INC. AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31
	2016	2015	2014	2013	2012
	In millions, except per share amounts
Net revenue	$48,238	$51,463	$56,651	$55,273	$59,454
Earnings from continuing operations(1)	$3,549	$3,920	$4,256	$3,516	$2,571
Net (loss) earnings from discontinued operations net of taxes	$(170)	$836	$2,089	$2,653	$(14,420)
Net earnings (loss)(1)	$2,496	$4,554	$5,013	$5,113	$(12,650)
Net earnings (loss) per share:
Basic
Continuing operations	$1.54	$2.05	$1.55	$1.27	$0.90
Discontinued operations	(0.10)	0.46	1.11	1.37	(7.31)
Total basic net earnings (loss) per share	$1.44	$2.51	$2.66	$2.64	$(6.41)
Diluted
Continuing operations	$1.53	$2.02	$1.53	$1.26	$0.90
Discontinued operations	(0.10)	0.46	1.09	1.36	(7.31)
Total diluted net earnings (loss) per share	$1.43	$2.48	$2.62	$2.62	$(6.41)

Cash dividends declared per share	$0.50	$0.67	$0.61	$0.55	$0.50
At year-end:
Total assets(2)	$29,010	$106,882	$103,206	$105,676	$108,768
Long-term debt(3)	$6,758	$6,677	$15,563	$15,996	$21,089
Total debt(3)	$6,836	$8,871	$18,157	$20,931	$25,515

(1)	Earnings from continuing operations and net earnings (loss) include the following items:

	2016	2015	2014	2013	2012
	In millions
Amortization of intangible assets	$16	$102	$129	$198	$217
Impairment of goodwill and intangible assets	—	—	—	—	1,227
Restructuring and other charges	205	63	176	168	354
Defined benefit plan settlement charges (credits)	179	(57)	—	—	—
Acquisition and other related charges	7	—	—	—	10
Total charges before taxes	$407	$108	$305	$366	$1,808
Total charges, net of taxes	$293	$113	$238	$260	$1,200

(2)
Total assets, for all periods prior to fiscal year 2016, include the total assets of Hewlett Packard Enterprise which are presented as discontinued operations in the Consolidated Balance Sheet. For further information on discontinued operations, see Note 2, “Discontinued Operations” in the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(3)
The decrease in Long-term debt and Total debt in fiscal year 2015 was due to the early extinguishment of debt as a result of the Separation of Hewlett Packard Enterprise. For further information on HP Inc. separation transaction, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is organized as follows:

•
HP Inc. Separation Transaction.  A discussion of the separation of Hewlett Packard Enterprise Company, HP Inc.’s former enterprise technology infrastructure, software, services and financing businesses.

•	Overview. A discussion of our business and other highlights affecting the company to provide context for the remainder of this MD&A.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations. An analysis of our continuing financial results comparing fiscal year 2016 to fiscal year 2015 and fiscal year 2015 to fiscal year 2014. A discussion of the results of continuing operations is followed by a more detailed discussion of the results of operations by segment.

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

HP Inc. Separation Transaction

On November 1, 2015 (the “Distribution Date”), we completed the separation of Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses (the “Separation”). In connection with the Separation, Hewlett-Packard Company changed its name to HP Inc. (“HP”).

On the Distribution Date, each of our stockholders of record as of the close of business on October 21, 2015 (the “Record Date”) received one share of Hewlett Packard Enterprise common stock for every one share of our common stock held as of the Record Date. We distributed a total of approximately 1.8 billion shares of Hewlett Packard Enterprise common stock to our stockholders. Hewlett Packard Enterprise is an independent public company trading on the New York Stock Exchange (“NYSE”) under the symbol “HPE”. After the Separation, we do not beneficially own any shares of Hewlett Packard Enterprise common stock.

In connection with the Separation, we and Hewlett Packard Enterprise have entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between HP and Hewlett Packard Enterprise going forward, including among others a tax matters agreement, an employee matters agreement, a transition service agreement, a real estate matters agreement, a master commercial agreement and an information technology service agreement.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

OVERVIEW
 We are a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions, and services. We sell to individual consumers, small- and medium-sized businesses and large enterprises, including customers in the government, health, and education sectors. We have three segments for financial reporting purposes: Personal Systems, Printing and Corporate Investments. The Personal Systems segment offers Commercial personal computers (“PCs”), Consumer PCs, workstations, thin clients, Commercial tablets and mobility devices, retail point-of-sale systems, displays and other related accessories, software, support, and services for the commercial and consumer markets. The Printing segment provides Consumer and Commercial printer hardware, Supplies, media, solutions and services, as well as scanning devices. Corporate Investments include HP Labs and certain business incubation projects.

•
In Personal Systems, our strategic focus is on profitable growth through improved market segmentation with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, HP is investing in premium and mobility form factors such as convertible notebooks, detachable notebooks, and commercial tablets and mobility devices in order to meet customer preference for mobile, thinner and lighter devices. We expect a decrease in the rate of the market decline and we believe that we are well positioned due to our competitive product lineup.

•
In Printing, our strategic focus is on business printing, a shift to contractual solutions and graphics. Business printing includes delivering solutions to SMB and enterprise customers, such as multi-function and PageWide printers, including our JetIntelligence lineup of LaserJet printers. The shift to contractual solutions includes an increased focus on Managed Print Services and Instant Ink, which presents strong aftermarket supplies opportunities. In the graphics space, we are focused on innovations such as our Indigo and Latex product offerings. We plan to continue to focus on shifting the mix in the installed base to higher value units and expanding our innovative ink, laser and graphics and 3D printing programs. We continue to execute on our key initiatives of focusing on products targeted at high usage categories and introducing new revenue delivery models. Our Ink in the Office initiative is continuing to shift the installed base to more valuable units. In the commercial market, our focus is on placing higher value printer units which offer positive annuity of toner and ink, the design and deployment of A3 products and solutions, accelerating growth in graphic solutions products, and launching and developing our first 3D printers. During the third quarter of fiscal year 2016, we announced our decision to make a one-time investment over time to reduce the level of supplies inventory across the channels. This change in the Supplies sales model supports our strategy of maintaining a more consistent value proposition by shifting from a push model to a pull model driven by market demand, and allows for less price variability.

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

•
In Printing, we are experiencing the impact of demand challenges in consumer and commercial markets. We are also experiencing an overall competitive pricing environment and have yet to see evidence of a broad move for our Japanese competitors to be less aggressive given the strength of the yen. We obtain a number of components from single sources due to technology, availability, price, quality or other considerations. For instance, we source laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and do not anticipate non-renewal of this agreement.

We may also face challenges as a result of the June 23, 2016 referendum by British voters to exit the European Union (commonly known as “Brexit”).  The outcome of Brexit and its impact on our business cannot be known until the terms and

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

timing of the United Kingdom’s exit are clearer.  Until that time, we may face various Brexit-related challenges that may include uncertainty in the markets, volatility in exchange rates and weaker macroeconomic conditions.
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
For a further discussion of trends, uncertainties and other factors that could impact our continuing operating results, see the section entitled “Risk Factors” in Item 1A in this Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The Consolidated Financial Statements of HP are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of HP’s Board of Directors. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.

A summary of significant accounting policies is included in Note 1, “Overview and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

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

We recognize revenue for delivered elements as separate units of accounting when the delivered elements have standalone value to the customer. For elements with no standalone value, we recognize revenue consistent with the pattern of the delivery of the final deliverable. If the arrangement includes a customer-negotiated refund or return right or other contingency relative to the delivered items and the delivery and performance of the undelivered items is considered probable and substantially within our control, the delivered element constitutes a separate unit of accounting. In arrangements with combined units of accounting, changes in the allocation of the transaction price among elements may impact the timing of revenue recognition for the contract but will not change the total revenue recognized for the contract.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

We establish the selling prices used for each deliverable based on vendor specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”), if VSOE of selling price is not available, or estimated selling price (“ESP”), if neither VSOE of selling price nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. We evaluate TPE of selling price by reviewing largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established based on management’s judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology life cycles. We may modify or develop new go-to-market practices in the future, which may result in changes in selling prices, impacting both VSOE of selling price and ESP. In most arrangements with multiple elements, the transaction price is allocated to the individual units of accounting at inception of the arrangement based on their relative selling price. However, the aforementioned factors may result in a different allocation of the transaction price to deliverables in multiple element arrangements entered into in future periods. This may change the pattern and timing of revenue recognition for identical arrangements executed in future periods, but will not change the total revenue recognized for any given arrangement.

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

We recognize revenue from fixed-price support or maintenance contracts ratably over the contract period.

Warranty

We accrue the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of our baseline experience. Warranty terms generally range from 90 days to three years for parts, labor and onsite services, depending upon the product. Over the last three fiscal years, the annual warranty expense and actual warranty costs have averaged approximately 2.2% and 2.5% of annual net revenue, respectively.

Restructuring and Other Charges

We have engaged in restructuring actions which require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction and enhanced early retirement programs, fair value of assets made redundant or obsolete, and the fair value of lease cancellation and other exit costs. We accrue for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. Other charges include non-recurring costs that are distinct from ongoing operational costs such as information technology costs incurred in connection with the Separation. For a full description of our restructuring actions, refer to our discussions of restructuring in “Results of Operations” below and in Note 4, “Restructuring and Other Charges” to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Retirement and Post-Retirement Benefits

Our pension and other post-retirement benefit costs and obligations depend on various assumptions. Our major assumptions relate primarily to discount rates, mortality rates, expected increases in compensation levels and the expected long-

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

term return on plan assets. The discount rate assumption is based on current investment yields of high-quality fixed-income securities with maturities similar to the expected benefits payment period. Mortality rates help predict the expected life of plan participants and are based on a historical demographic study of the plan. The expected increase in the compensation levels assumption reflects our long-term actual experience and future expectations. The expected long-term return on plan assets is determined based on asset allocations, historical portfolio results, historical asset correlations and management’s expected returns for each asset class. We evaluate our expected return assumptions annually including reviewing current capital market assumptions to assess the reasonableness of the expected long-term return on plan assets. We update the expected long-term return on assets when we observe a sufficient level of evidence that would suggest the long-term expected return has changed. In any fiscal year, significant differences may arise between the actual return and the expected long-term return on plan assets. Historically, differences between the actual return and expected long-term return on plan assets have resulted from changes in target or actual asset allocation, short-term performance relative to expected long-term performance, and to a lesser extent, differences between target and actual investment allocations, the timing of benefit payments compared to expectations, and the use of derivatives intended to effect asset allocation changes or hedge certain investment or liability exposures. For the recognition of net periodic benefit cost, the calculation of the expected long-term return on plan assets uses the fair value of plan assets as of the beginning of the fiscal year unless updated as a result of interim remeasurement.

Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 5, “Retirement and Post-Retirement Benefit Plans” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The following table provides the impact a change of 25 basis points in each of the weighted-average assumptions of the discount rate, expected increase in compensation levels and expected long-term return on plan assets would have had on our net periodic benefit cost for fiscal year 2016:

Change in Net Periodic Benefit Cost in millions
Assumptions:
Discount rate	$9
Expected increase in compensation levels	$2
Expected long-term return on plan assets	$31

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
Our effective tax rate includes the impact of certain undistributed foreign earnings for which we have not provided United States federal taxes because we plan to reinvest such earnings indefinitely outside the United States. We plan distributions of foreign earnings based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we expect to indefinitely invest outside the United States and the amounts we expect to distribute to the United States and provide the United

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

States federal taxes due on amounts expected to be distributed to the United States. Further, as a result of certain employment actions and capital investments we have undertaken, income from manufacturing activities in certain jurisdictions is subject to reduced tax rates and, in some cases, is wholly exempt from taxes for fiscal years through 2027. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact how future earnings are repatriated to the United States, and our related future effective tax rate.

We are subject to income taxes in the United States and approximately 58 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision, net income and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions and related interest. For a further discussion on taxes on earnings, refer to Note 7, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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

Goodwill

We review goodwill for impairment annually during our fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or we can directly perform the two-step impairment test. Based on the qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two-step impairment test will be performed.

In the first step of the impairment test, we compare the fair value of each reporting unit to its carrying amount with the fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. We base cash flow projections on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. We base the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. We weight the fair value derived from the market approach depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, we estimate the fair value of a reporting unit using only the income approach.

If the fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying amount, then we perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. In the second step, we measure the reporting unit’s assets, including any unrecognized intangible assets, liabilities and non-controlling interests at fair value in a hypothetical analysis to calculate the implied fair value of goodwill for the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than its carrying amount, the difference is recorded as an impairment loss.

Our annual goodwill impairment analysis, performed using the qualitative assessment option as of the first day of the fourth quarter of fiscal year 2016, resulted in a conclusion that it was more likely than not that the fair value of our reporting

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

units exceeded their respective carrying values. As a result, we concluded that the first step of the goodwill impairment test was not necessary.

Fair Value of Derivative Instruments

We use derivative instruments to manage a variety of risks, including risks related to foreign currency exchange rates and interest rates. We use forwards, swaps and at times, options to hedge certain foreign currency and interest rate exposures. We do not use derivative instruments for speculative purposes. As of October 31, 2016, the gross notional value of our derivative portfolio was $17.9 billion. Assets and liabilities related to derivative instruments are measured at fair value, and were $325 million and $97 million, respectively as of October 31, 2016.

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

For a further discussion on fair value measurements and derivative instruments, refer to Note 10, “Fair Value” and Note 11, “Financial Instruments”, respectively, to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Loss Contingencies

We are involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property (“IP”), commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events, pertaining to a particular case. Pursuant to the separation and distribution agreement, we share responsibility with Hewlett Packard Enterprise for certain matters, as discussed in Note 15, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, and Hewlett Packard Enterprise has agreed to indemnify us in whole or in part with respect to certain matters. Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingencies matters further discussed in Note 15, “Litigation and Contingencies”, are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2016, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in our financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 1, “Overview and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

RESULTS OF OPERATIONS

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our net revenue growth has been impacted, and we expect it will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we supplementally present the year-over-year percentage change in net revenue on a constant currency basis, which assumes no change in foreign currency exchange rates from the prior-year period and does not adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This information is provided so that net revenue can be viewed with and without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our net revenue results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the year-over-year percentage change in net revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31
	2016		2015		2014
	Dollars in millions
Net revenue	$48,238	100.0%	$51,463	100.0%	$56,651	100.0%
Cost of revenue	39,240	81.3%	41,524	80.7%	45,431	80.2%
Gross profit	8,998	18.7%	9,939	19.3%	11,220	19.8%
Research and development	1,209	2.5%	1,191	2.3%	1,298	2.3%
Selling, general and administrative	3,840	8.0%	4,720	9.2%	5,361	9.5%
Amortization of intangible assets	16	0.0%	102	0.2%	129	0.2%
Restructuring and other charges	205	0.4%	63	0.1%	176	0.3%
Defined benefit plan settlement charges (credits)	179	0.4%	(57)	(0.1)%	—	—
Earnings from continuing operations before interest and taxes	3,549	7.4%	3,920	7.6%	4,256	7.5%
Interest and other, net	212	0.4%	(388)	(0.7)%	(393)	(0.7)%
Earnings from continuing operations before taxes	3,761	7.8%	3,532	6.9%	3,863	6.8%
(Provision for) benefit from taxes	(1,095)	(2.3)%	186	0.3%	(939)	(1.6)%
Net earnings from continuing operations	2,666	5.5%	3,718	7.2%	2,924	5.2%
Net (loss) earnings from discontinued operations, net of taxes	(170)		836		2,089
Net earnings	$2,496		$4,554		$5,013

Net Revenue

In fiscal year 2016, total net revenue from continuing operations decreased 6.3% (decreased 2% on a constant currency basis) as compared with fiscal year 2015. Net revenue from the United States increased 1.7% to $18.0 billion, while net revenue from outside of the United States decreased 10.4% to $30.2 billion. The primary factors contributing to the net revenue decline were unfavorable currency impacts, weak market demand, competitive pricing pressures and the change in the Supplies sales model. The net revenue decline was driven by decline in supplies, commercial and consumer printers, commercial and consumer desktops and consumer notebooks, partially offset by growth in commercial notebooks.

In fiscal year 2015, total net revenue from continuing operations decreased 9.2% (decreased 4.7% on a constant currency basis) as compared with fiscal year 2014. Net revenue from the United States decreased 2.6% to $17.7 billion, while net revenue from outside of the United States decreased 12.2% to $33.7 billion. The primary factors contributing to the net revenue decline were unfavorable currency impacts, particularly in EMEA, weak market demand and competitive pricing pressures. The net revenue decline was driven by desktops and supplies, partially offset by growth in notebooks and graphics products.

A more detailed discussion of the factors contributing to the changes in segment net revenue is included under “Segment Information” below.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Gross Margin

 Our gross margin from continuing operations decreased to 18.7% for fiscal year 2016 compared with 19.3% for fiscal year 2015. The decline in gross margin performance was primarily due to unfavorable currency impacts, partially offset by operational improvements.

Our gross margin from continuing operations decreased to 19.3% for fiscal year 2015 compared with 19.8% for fiscal year 2014. The primary factors impacting gross margin performance were competitive pricing environment and unfavorable currency impacts, partially offset by favorable component costs in Personal Systems, favorable mix of ink and graphics supplies and operational cost improvements.

A more detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.

Operating Expenses

Research and Development (“R&D”)

R&D expense increased 2% in fiscal year 2016 as compared to fiscal year 2015 primarily due to incremental investments in A3 and 3D printing, partially offset by favorable currency impacts.

R&D expense decreased 8% in fiscal year 2015 as compared to fiscal year 2014 primarily due to favorable currency impacts.

Selling, General and Administrative (“SG&A”)

SG&A expense decreased 19% in fiscal year 2016 as compared to fiscal year 2015 primarily due to gains from the divestiture of certain software assets to Open Text Corporation, lower corporate governance and other overhead costs related to the pre-Separation combined entity, our cost saving initiatives and favorable currency impacts. These effects were partially offset by the gain from the divestiture of Snapfish in the prior-year period.

SG&A expense decreased 12% in fiscal year 2015 as compared to fiscal year 2014 primarily due to favorable currency impacts and declines in go-to-market costs as a result of lower commissions and productivity initiatives.

Amortization of Intangible Assets

Amortization expense decreased by $86 million and $27 million in fiscal year 2016 and in fiscal year 2015 respectively, primarily due to prior acquisitions reaching the end of their respective amortization periods.

Restructuring and other Charges

Restructuring and other charges increased by $142 million in fiscal year 2016 primarily due to severance pay and infrastructure related charges from our restructuring plan initially announced in September 2015 (the “Fiscal 2015 Plan”).

On October 10, 2016, our Board of Directors approved a restructuring plan (the “Fiscal 2017 Plan”) which will be implemented through fiscal year 2019. HP recognized $24 million of charges related to the Fiscal 2017 Plan during the fourth quarter of fiscal year 2016.

Restructuring and other charges decreased by $113 million in fiscal year 2015 primarily due to lower charges from our restructuring plan initially announced in May 2012 (the “Fiscal 2012 Plan”). HP recognized $39 million of charges related to the Fiscal 2015 Plan during the fourth quarter of fiscal year 2015.

Interest and Other, Net

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Interest and other, net expense decreased by $600 million in fiscal year 2016. The decrease was primarily due to changes in indemnification receivables from Hewlett Packard Enterprise for certain tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the tax matters agreement and lower foreign currency losses, partially offset by lower interest income.

Interest and other, net expense decreased by $5 million in fiscal year 2015. The decrease was due to lower other miscellaneous expense.

Provision for Taxes

Our effective tax rates were 29.1%, (5.3)% and 24.3% in fiscal years 2016, 2015 and 2014, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that had the most significant impact on our effective tax rate in the periods presented were Puerto Rico, Singapore, China, Malaysia and Ireland. We plan to reinvest certain earnings of these jurisdictions indefinitely outside the United States and therefore has not provided U.S. taxes on those indefinitely reinvested earnings. In addition to the above factors, the overall tax rates in fiscal year 2016 were impacted by adjustments to valuation allowances and uncertain tax positions.

For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 7, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

In fiscal 2016, we recorded $301 million of net income tax charges related to items unique to the year for continuing operations. These amounts primarily include uncertain tax position charges of $525 million related to pre-separation tax matters. In addition, we recorded $62 million of net tax benefits on restructuring and other charges, $52 million of net tax benefits related to the release of foreign valuation allowances and $41 million of net tax benefits arising from the retroactive research and development credit provided by the Consolidated Appropriations Act of 2016 signed into law in December 2015 and $70 million of other tax benefit.

In fiscal year 2015, we recorded $1.2 billion of net income tax benefits related to items unique to the year. These amounts included $1.7 billion of tax benefits due to a release of valuation allowances pertaining to certain U.S. deferred tax assets, $449 million of tax charges related to uncertain tax positions on pension transfers, $70 million of tax benefits related to state tax impacts, and $6 million of income tax charges related to various other items. In addition, we recorded $33 million of income tax charges on restructuring and pension-related costs.

In fiscal year 2014, we recorded $69 million of net income tax benefits related to items unique to the year. These amounts included $37 million of income tax benefits related to provision to return adjustments, $25 million of income tax charges related to state rate changes, $41 million of income tax benefits for adjustments related to uncertain tax positions, and $16 million of income tax benefits related to other items.

Segment Information

A description of the products and services for each segment can be found in Note 3, “Segment Information,” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

Personal Systems

	For the fiscal years ended October 31
	2016	2015	2014
	Dollars in millions
Net revenue	$29,987	$31,520	$34,387
Earnings from operations	$1,150	$1,022	$1,265
Earnings from operations as a % of net revenue	3.8%	3.2%	3.7%

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The components of net revenue and the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2016	2015
	Dollars in millions
Notebook PCs	$16,982	$17,271	(0.9)
Desktop PCs	9,956	10,941	(3.1)
Workstations	1,870	2,018	(0.5)
Other	1,179	1,290	(0.4)
Total Personal Systems	$29,987	$31,520	(4.9)

	For the fiscal years ended October 31
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2015	2014
	Dollars in millions
Notebook PCs	$17,271	$17,540	(0.8)
Desktop PCs	10,941	13,197	(6.6)
Workstations	2,018	2,218	(0.6)
Other	1,290	1,432	(0.3)
Total Personal Systems	$31,520	$34,387	(8.3)

Fiscal Year 2016 compared with Fiscal Year 2015

Personal systems net revenue decreased 4.9% (decreased 0.9% on a constant currency basis) in fiscal year 2016. The net revenue decline in Personal Systems was primarily due to unfavorable currency impacts and weak market demand. Personal Systems net revenue decreased as a result of a 3.5% decline in unit volume along with a 1% decline in average selling price (“ASP”) as compared to the prior-year period. The unit volume decline was primarily due to an overall decline in desktops and consumer notebooks, partially offset by unit volume growth in commercial notebooks. The decline in ASP was primarily due to competitive pricing in the commercial segment partially offset by favorable pricing in the consumer segment and favorable mix shift in consumer high-end premium products.

Consumer and commercial revenue both decreased by 5%, primarily due to weak market demand, partially offset by an increase in commercial notebooks and PC services. Net revenue declined 2% in Notebooks, 9% in Desktops, 7% in Workstations and 9% in Other as compared to the prior-year period. The net revenue decline in Other was primarily due to lower sales in consumer tablets and Personal Systems options partially offset by revenue growth in PC services.

Personal Systems earnings from operations as a percentage of net revenue increased by 0.6 percentage points in fiscal year 2016. The increase was primarily due to growth in gross margin driven by favorable commodity costs combined with product mix and increase in PC services, the effects of which were partially offset by unfavorable currency impacts in revenue. Operating expenses as a percentage of net revenue increased by 0.1 percentage point primarily driven by an increase in field selling cost.

Fiscal Year 2015 compared with Fiscal Year 2014

Personal Systems net revenue decreased 8.3% (decreased 3.1% on a constant currency basis) in fiscal year 2015. The net revenue decline in Personal Systems was primarily due to unfavorable currency impacts, particularly in EMEA, and weakening market demand. Personal Systems net revenue decreased as a result of a 5% decline in ASP and a 3% decline in unit volume. The decline in ASP was primarily due to unfavorable currency impacts, a shift in consumer PCs to low end products and a

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

lower mix of commercial PCs within Personal Systems. The unit volume decline was primarily due to a unit volume decline in desktops, partially offset by a unit volume growth in notebooks, both consumer and commercial.

Net revenue for commercial clients decreased 8% primarily due to unfavorable currency impacts, a decline in commercial desktops as a result of weak market demand and higher net revenue in the prior-year period resulting from the replacement of the Windows XP operating system. Net revenue for consumer clients decreased 8% primarily due to unfavorable currency impacts and a decline in consumer desktops. Net revenue declined 17% in Desktop PCs, 2% in Notebook PCs, 9% in Workstations and 10% in Other. The net revenue decline in Other was primarily due to a decline in consumer tablets, the sale of intellectual property assets in the prior-year period, and unfavorable currency impacts, the effects of which were partially offset by increased sales of extended warranties.

Personal Systems earnings from operations as a percentage of net revenue decreased by 0.5 percentage points for fiscal year 2015 as a result of a decline in gross margin combined with an increase in operating expenses as a percentage of net revenue. The decline in gross margin was primarily due to unfavorable currency impacts and a lower mix of commercial products, partially offset by favorable component costs and operational cost improvements. Operating expenses as a percentage of net revenue increased primarily due to the size of the net revenue decline, higher administrative expenses as a result of lower bad debt recoveries as compared to the prior-year period and higher R&D investments in commercial, mobility and immersive computing products, the effects of which were partially offset by a decline in field selling costs as a result of favorable currency impacts and operational cost improvements.

Printing

	For the fiscal years ended October 31
	2016	2015	2014
	Dollars in millions
Net revenue	$18,260	$21,232	$23,211
Earnings from operations	$3,128	$3,765	$4,161
Earnings from operations as a % of net revenue	17.1%	17.7%	17.9%

The components of the net revenue and weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2016	2015
	Dollars in millions
Supplies	$11,875	$13,979	(9.9)
Commercial Hardware	5,131	5,466	(1.6)
Consumer Hardware	1,254	1,787	(2.5)
Total Printing	$18,260	$21,232	(14.0)

	For the fiscal years ended October 31
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2015	2014
	Dollars in millions
Supplies	$13,979	$14,917	(4.0)
Commercial Hardware	5,466	6,035	(2.5)
Consumer Hardware	1,787	2,259	(2.0)
Total Printing	$21,232	$23,211	(8.5)

Fiscal Year 2016 compared with Fiscal Year 2015

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Printing net revenue decreased 14.0% (decreased 9.3% on a constant currency basis) for fiscal year 2016. The decline in net revenue was primarily due to unfavorable currency impacts, weakness in demand, impact from the change in the Supplies sales model and competitive pricing pressures. These factors resulted in a net revenue decline across Supplies and Consumer and Commercial Hardware. Net revenue for Supplies decreased 15.1% as compared to the prior-year period, primarily due to unfavorable currency impacts, demand weakness combined with a competitive pricing environment and impact of the change in the Supplies sales model. Printer unit volume decreased 12% and ASP increased by 2% as compared to the prior-year period. Printer unit volume decreased due to weakness in demand, our pricing discipline and focus on placing positive NPV units. Printer ASP increased primarily due to a favorable mix shift to high-value printers, partially offset by unfavorable currency impacts.

Net revenue for Commercial Hardware decreased 6% for fiscal year 2016 as compared to the prior-year period primarily driven by a 6% decline in unit volume and a decrease in other peripheral printing solutions. The unit volume in Commercial Hardware declined primarily due to a unit volume decline in LaserJet printers. The ASP in Commercial Hardware increased slightly primarily due to mix shift to high-value printer sales offset by unfavorable currency impacts. Printer unit volume in Consumer Hardware declined 15%, combined with a decline in other printing solutions largely driven by the divestiture of Snapfish in the prior-year period and a 9% decline in ASP, resulted in a 30% decline in Consumer Hardware net revenue for fiscal year 2016 as compared to the prior-year period. The unit volume decline in Consumer Hardware was primarily due to weakness in demand, our pricing discipline and our continued efforts to place positive NPV units. The ASP in Consumer Hardware decreased primarily due to unfavorable currency impacts.

Printing earnings from operations as a percentage of net revenue decreased by 0.6% percentage points for fiscal year 2016 as compared to the prior-year period due to decline in gross margin, partially offset by the gains from the divestiture of certain software assets. The gross margin decline was primarily due to unfavorable currency impacts and supplies mix, partially offset by operational improvements and favorable mix of printers. Operating expenses decreased primarily due to the gains from the divestiture of certain software assets to Open Text Corporation and cost-saving initiatives.

Fiscal Year 2015 compared with Fiscal Year 2014

Printing net revenue decreased 8.5% (decreased 5.1% on a constant currency basis) for fiscal year 2015. The decline in net revenue was primarily due to unfavorable currency impacts, decline in Supplies, weak market demand and competitive pricing pressures, the effects of which were partially offset by growth in graphics products. From a regional perspective, Printing experienced a net revenue decline across all regions, primarily in EMEA and particularly in Russia as a result of challenges in those markets.

Net revenue for Supplies decreased 6% primarily due to unfavorable currency impacts and demand weakness in toner and ink, partially offset by growth in graphics supplies. The demand weakness in toner was particularly in EMEA, led by a net revenue decline in Russia. Printer unit volumes declined 7% while ASP decreased 7%. Printer unit volume declined primarily due to a decline in LaserJet and home printer units, the effects of which were partially offset by growth in graphics printer units. The ASP for printers decreased primarily due to a highly competitive pricing environment and unfavorable currency impacts on Inkjet and LaserJet printers. Net revenue for Commercial Hardware decreased 9% driven by a 7% decline in printer unit volume and a 4% decline in ASP, partially offset by a net revenue increase in other peripheral solutions. In Commercial Hardware, the decline in unit volume was primarily due to an overall decline in LaserJet printer units, partially offset by growth in graphics printer units. The ASP decline in Commercial Hardware was primarily due to a competitive pricing environment and unfavorable currency impacts. Net revenue for Consumer Hardware decreased 21% driven by a 13% decline in ASP, 7% decline in unit volume and a decline in other peripheral solutions. The ASP decline in Consumer Hardware was primarily due to a competitive pricing environment and unfavorable currency impacts. The unit volume decline in Consumer Hardware was primarily due to lower sales of home and SMB printer units.

Printing earnings from operations as a percentage of net revenue declined 0.2 percentage points for fiscal year 2015 due to a decline in gross margin, partially offset by lower operating expenses as a percentage of net revenue. The decline in gross margin was primarily due to a competitive pricing environment in hardware and unfavorable currency impacts, the effects of which were partially offset by a favorable mix of ink and graphics supplies and favorable currency impacts from the Japanese yen. Operating expenses as a percentage of net revenue decreased primarily due to our cost saving initiatives, lower marketing expenses, the impact of the divestiture of our photo printing service Snapfish and favorable currency impacts.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments

	For the fiscal years ended October 31
	2016	2015	2014
	Dollars in millions
Net revenue	$7	$20	$296
(Loss) earnings from operations	$(98)	$(43)	$157
(Loss) earnings from operations as a % of net revenue(1)	NM	NM	53%

(1) “NM” represents not meaningful.

Fiscal Year 2016 compared with Fiscal Year 2015

The loss from operations for fiscal year 2016 was primarily due to expenses associated with our incubation projects.

Fiscal Year 2015 compared with Fiscal Year 2014

The net revenue decrease for fiscal year 2015 was primarily due to the sale of intellectual property assets related to the Palm acquisition in the prior-year period.

The increase in the loss from operations for fiscal year 2015 was primarily due to the sale of intellectual property assets in the prior-year period and higher expenses associated with incubation projects and HP Labs.

LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We are able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities made available by various domestic and foreign financial institutions. Our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions; however, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A and market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A, which is incorporated herein by reference.

Our cash balances are held in numerous locations throughout the world, with majority of those amounts held outside of the United States. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Our cash position remains strong, and we expect that our cash balances, anticipated cash flow generated from operations and access to capital markets will be sufficient to cover our expected near-term cash outlays.

In September 2016, HP entered into a definitive agreement to acquire Samsung Electronics Co., Ltd.’s printer business for $1.05 billion. The transaction is expected to close within 12 months pending regulatory review and other customary closing conditions.

Amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may from time to time be subject to short-term intercompany loans into the United States. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, some would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign earnings is restricted by local law. Except for foreign earnings that are considered indefinitely reinvested outside of the United States, we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the United States and we would meet liquidity needs through ongoing cash flows, external

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations.

Liquidity

Our cash and cash equivalents and total debt for continuing operations were as follows:

	As of October 31
	2016	2015	2014
	In billions
Cash and cash equivalents	$6.3	$7.6	$12.9
Total debt	$6.8	$8.9	$18.2

Our historical statements of cash flows represent the combined cash flows and key cash flow metrics of HP prior to the Separation and have not been revised to reflect the effect of the Separation. For further information on discontinued operations, see Note 2, “Discontinued Operations” in the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data”, which is incorporated herein by reference.

Our key cash flow metrics were as follows:

	For the fiscal years ended October 31
	2016	2015	2014
		In millions
Net cash provided by operating activities	$3,230	$6,490	$12,333
Net cash provided by (used in) investing activities	48	(5,534)	(2,792)
Net cash (used in) provided by financing activities	(14,423)	1,344	(6,571)
Net (decrease) increase in cash and cash equivalents	$(11,145)	$2,300	$2,970

Operating Activities

Net cash provided by operating activities decreased by $3.3 billion for fiscal year 2016 as compared to fiscal year 2015, since the net cash provided by operating activities for fiscal year 2015 included the impact of discontinued operations, which is not included in the net cash provided by operating activities for fiscal year 2016, as a result of the Separation.

Net cash provided by operating activities decreased by approximately $5.8 billion for fiscal year 2015 as compared to fiscal year 2014. The decrease was due primarily to lower cash generated from working capital management activities, payments for Separation costs, lower cash receipts from contract manufacturers and financing receivables, lower net earnings in the current period, unfavorable currency impacts, as well as higher cash payments for prepaid expenses and employee benefits.

Working Capital Metrics

Management utilizes current cash conversion cycle information to manage our working capital level. The table below presents the cash conversion cycle as of October 31, 2016 and October 31, 2015.

	As of October 31
	2016	2015	2014
Days of sales outstanding in accounts receivable	30	35	33
Days of supply in inventory	39	39	35
Days of purchases outstanding in accounts payable	(98)	(93)	(86)
Cash conversion cycle	(29)	(19)	(18)

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The cash conversion cycle is the sum of days of sales outstanding in accounts receivable (“DSO”) and days of supply in inventory (“DOS”) less days of purchases outstanding in accounts payable (“DPO”). Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.

DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. For fiscal year 2016, the decrease in DSO compared to fiscal year 2015 was primarily due to favorable revenue linearity and strong collections, partially offset by unfavorable currency impacts. For fiscal year 2015, the increase in DSO compared to fiscal year 2014 was primarily due to lower usage of cash discounts by our customers.

DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. For fiscal year 2016, the DOS was flat compared to fiscal year 2015 due to strong inventory management offset by higher inventory balance to support future sales levels. For fiscal year 2015, the increase in DOS compared to fiscal year 2014 was due to higher inventory balance to support future sales levels.

DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. For fiscal year 2016, the increase in DPO compared to fiscal year 2015 was primarily the result of extension of payment terms with our product suppliers and increased strategic inventory purchases. For fiscal year 2015, the increase in DPO compared to fiscal year 2014 was primarily the result of purchasing linearity and an extension of payment terms with our product suppliers.

Investing Activities

Net cash used in investing activities decreased by $5.6 billion for fiscal year 2016 as compared to fiscal year 2015, due to capital expenditures and payments made in connection with business acquisitions, net of cash acquired, in fiscal year 2015 by the discontinued operations.

Net cash used in investing activities increased by approximately $2.7 billion for fiscal year 2015 as compared to fiscal year 2014, primarily due to the acquisition of Aruba Networks, Inc., which was transferred to Hewlett Packard Enterprise as a part of the Separation.

Financing Activities

Net cash used in financing activities increased by $15.8 billion in fiscal year 2016 primarily due to the cash transfer of $10.4 billion to Hewlett Packard Enterprise in connection with the Separation, the redemption of $2.1 billion of U.S. Dollar Global Notes and cash utilization of $2.0 billion for repurchases of common stock and dividends.

Net cash used in financing activities decreased by approximately $7.9 billion for fiscal year 2015 as compared to net cash used in financing activities of $6.6 billion in fiscal year 2014. The change was primarily due to proceeds from the issuance of senior unsecured notes in October 2015 by Hewlett Packard Enterprise in principal amount of $14.6 billion and higher proceeds from issuance of commercial paper, partially offset by the redemption of $6.6 billion of U.S. Dollar Global Notes and higher repayment of commercial paper as compared to fiscal year 2014.

Capital Resources

Debt Levels

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	As of October 31
	2016	2015	2014
	Dollars in millions
Short-term debt	$78	$2,194	$2,594
Long-term debt	$6,758	$6,677	$15,563
Debt-to-equity ratio	(1.76)x	0.32x	0.67x
Weighted-average interest rate	4.2%	3.7%	2.7%

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.

Short-term debt decreased by $2.1 billion and long-term debt increased by $0.1 billion for fiscal year 2016 as compared to fiscal year 2015. The net decrease in total debt was primarily due to redemption of $2.1 billion of fixed rate U.S. Dollar Global Notes in November 2015.

Short-term debt decreased by $0.4 billion and long-term debt decreased by $8.9 billion for fiscal year 2015 as compared to fiscal year 2014. The net decrease in total debt was primarily due to the redemption of $6.6 billion of U.S. Dollar Global Notes in connection with the Separation and maturities of $2.5 billion of U.S. Dollar Global Notes in fiscal year 2015. During the month of November 2015, we paid $2.1 billion for the redemption of U.S. Dollar Global Notes as part of the final settlement of the debt redeemed as a part of the Separation.

Our debt-to-equity ratio is calculated as the carrying amount of debt divided by total stockholders’ equity. Our debt-to-equity ratio decreased by 2.08x in fiscal year 2016, primarily due to negative equity resulting from the transfer of net assets of $32.5 billion to Hewlett Packard Enterprise and redemption of $2.1 billion of fixed-rate U.S. Dollar Global Notes due to the Separation. During fiscal year 2016, we generated operating cash flow of $3.2 billion. Our debt-to-equity ratio decreased by 0.35x in fiscal year 2015, due to a decrease in total debt balances of $9.3 billion coupled with an increase in total stockholders’ equity by $1.0 billion at the end of fiscal year 2015.

Our weighted-average interest rate reflects the effective interest rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 11, “Financial Instruments” in the Consolidated Financial Statements and notes thereto in Item 8, “Financial Statements and Supplementary Data”.

As of October 31, 2016, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, which will be available until April 2, 2019 and is primarily to support the issuance of commercial paper. Funds borrowed under this revolving credit facility may also be used for general corporate purposes.

Available Borrowing Resources

As of October 31, 2016, we had available borrowing resources of $822 million from uncommitted lines of credit in addition to our $4.0 billion senior unsecured committed revolving credit facility discussed above. For more information on our borrowings, see Note 12, “Borrowings”, to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference.

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

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS
Our contractual and other obligations as of October 31, 2016, were as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on debt(1)	$6,558	$28	$421	$2,899	$3,210
Interest payments on debt(2)	2,758	274	542	484	1,458
Purchase obligations(3)	249	63	99	76	11
Operating lease obligations(4)	850	156	303	173	218
Capital lease obligations(5)	248	59	109	68	12
Total(6)(7)(8)	$10,663	$580	$1,474	$3,700	$4,909

(1)	Amounts represent the principal cash payments relating to our short-term and long-term debt and do not include any fair value adjustments, discounts or premiums.

(2)
Amounts represent the expected interest payments relating to our short-term and long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our U.S. Dollar Global Notes to variable interest rates. The impact of our outstanding interest rate swaps at October 31, 2016 was factored into the calculation of the future interest payments on debt.

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

(4)	Amounts represent the operating lease obligations, net of total sublease income of $218 million.

(5)	Amounts represent the capital lease obligations, including total capital lease interest obligations of $35 million.

(6)
Retirement and Post-Retirement Benefit Plan Contributions. In fiscal year 2017, we anticipate making contributions of $26 million to non-U.S. pension plans, approximately $33 million to cover benefit payments to U.S. non-qualified pension plan participants and approximately $9 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 5, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(7)
Cost Savings Plans. We expect to make future cash payments of between $384 million and $534 million in connection with our cost savings plans through fiscal year 2019. These payments have been excluded from the contractual obligations table, because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities, see Note 4, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(8)
Uncertain Tax Positions. As of October 31, 2016, we had approximately $1.9 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions,

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

see Note 7, “Taxes on Earnings”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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

We have third-party short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party short-term financing arrangements, see Note 8 “Balance Sheet Details” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 44 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal year 2016 were the euro, Chinese yuan renminbi, the British pound and the Indian rupee. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses for continuing operations as of October 31, 2016 and 2015, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2016 and 2015. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $41 million and $54 million for continuing operations at October 31, 2016 and October 31, 2015, respectively.
Interest rate risk
We also are exposed to interest rate risk related to debt we have issued and our investment portfolio.
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

We have performed sensitivity analyses for continuing operations as of October 31, 2016 and 2015, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2016 and 2015. The sensitivity analyses for continuing operations indicated that a hypothetical 10% adverse movement in interest rates would have resulted in a loss in the fair values of our debt and investments, net of interest rate swaps, of $51 million at October 31, 2016 and $67 million at October 31, 2015.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HP Inc.
We have audited the accompanying consolidated balance sheets of HP Inc. and subsidiaries as of October 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended October 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HP Inc. and subsidiaries at October 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HP Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 15, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
December 15, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HP Inc.
We have audited HP Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). HP Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, HP Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HP Inc. and subsidiaries as of October 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended October 31, 2016 and our report dated December 15, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
December 15, 2016

Management’s Report on Internal Control Over Financial Reporting

HP’s management is responsible for establishing and maintaining adequate internal control over financial reporting for HP. HP’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. HP’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of HP; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of HP are being made only in accordance with authorizations of management and directors of HP; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of HP’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
HP’s management assessed the effectiveness of HP’s internal control over financial reporting as of October 31, 2016, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the assessment by HP’s management, we determined that HP’s internal control over financial reporting was effective as of October 31, 2016. The effectiveness of HP’s internal control over financial reporting as of October 31, 2016 has been audited by Ernst & Young LLP, HP’s independent registered public accounting firm, as stated in their report which appears on page 54 of this Annual Report on Form 10-K.

/s/ DION J. WEISLER	/s/ CATHERINE A. LESJAK
Dion J. Weisler President and Chief Executive Officer December 15, 2016	Catherine A. Lesjak Chief Financial Officer December 15, 2016

HP INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2016	2015	2014
	In millions, except per share amounts
Net revenue	$48,238	$51,463	$56,651
Costs and expenses:
Cost of revenue	39,240	41,524	45,431
Research and development	1,209	1,191	1,298
Selling, general and administrative	3,840	4,720	5,361
Restructuring and other charges	205	63	176
Amortization of intangible assets	16	102	129
Defined benefit plan settlement charges (credits)	179	(57)	—
Total costs and expenses	44,689	47,543	52,395
Earnings from continuing operations	3,549	3,920	4,256
Interest and other, net	212	(388)	(393)
Earnings from continuing operations before taxes	3,761	3,532	3,863
(Provision for) benefit from taxes	(1,095)	186	(939)
Net earnings from continuing operations	2,666	3,718	2,924
Net (loss) earnings from discontinued operations	(170)	836	2,089
Net earnings	$2,496	$4,554	$5,013
Net earnings (loss) per share:
Basic
Continuing operations	$1.54	$2.05	$1.55
Discontinued operations	(0.10)	0.46	1.11
Total basic net earnings per share	$1.44	$2.51	$2.66
Diluted
Continuing operations	$1.53	$2.02	$1.53
Discontinued operations	(0.10)	0.46	1.09
Total diluted net earnings per share	$1.43	$2.48	$2.62
Weighted-average shares used to compute net earnings per share:
Basic	1,730	1,814	1,882
Diluted	1,743	1,836	1,912

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31
	2016	2015	2014
	In millions
Net earnings	$2,496	$4,554	$5,013
Other comprehensive loss before taxes:
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	1	(17)	7
Gains reclassified into earnings	—	—	(1)
	1	(17)	6
Change in unrealized components of cash flow hedges:
Unrealized gains arising during the period	199	1,091	337
Losses (gains) reclassified into earnings	63	(1,312)	151
	262	(221)	488
Change in unrealized components of defined benefit plans:
Losses arising during the period	(759)	(548)	(2,756)
Amortization of actuarial loss and prior service benefit	51	443	259
Curtailments, settlements and other	183	115	51
	(525)	10	(2,446)
Change in cumulative translation adjustment	—	(207)	(85)
Other comprehensive loss before taxes	(262)	(435)	(2,037)
Benefit from (provision for) taxes	45	14	(66)
Other comprehensive loss, net of taxes	(217)	(421)	(2,103)
Comprehensive income	$2,279	$4,133	$2,910

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of October 31
	2016	2015
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$6,288	$7,584
Accounts receivable	4,114	4,825
Inventory	4,484	4,288
Other current assets	3,582	4,498
Current assets of discontinued operations	—	30,592
Total current assets	18,468	51,787
Property, plant and equipment	1,736	1,492
Goodwill	5,622	5,680
Other non-current assets	3,184	1,592
Non-current assets of discontinued operations	—	46,331
Total assets	$29,010	$106,882
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable and short-term borrowings	$78	$2,194
Accounts payable	11,103	10,194
Employee compensation and benefits	759	747
Taxes on earnings	231	243
Deferred revenue	919	1,051
Other accrued liabilities	5,718	6,241
Current liabilities of discontinued operations	—	21,521
Total current liabilities	18,808	42,191
Long-term debt	6,758	6,677
Other non-current liabilities	7,333	7,414
Non-current liabilities of discontinued operations	—	22,449
Commitments and contingencies	—	—
Stockholders’ (deficit) equity:
HP stockholders’ (deficit) equity
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,712 and 1,804 shares issued and outstanding at October 31, 2016, and 2015 respectively)	17	18
Additional paid in capital	1,030	1,963
Retained (deficit) earnings	(3,498)	32,089
Accumulated other comprehensive loss	(1,438)	(6,302)
Total HP stockholders’ (deficit) equity	(3,889)	27,768
Non-controlling interests of discontinued operations	—	383
Total stockholders’ (deficit) equity	(3,889)	28,151
Total liabilities and stockholders’ (deficit) equity	$29,010	$106,882

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2016	2015	2014
	In millions
Cash flows from operating activities:
Net earnings	$2,496	$4,554	$5,013
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	332	4,061	4,334
Stock-based compensation expense	182	709	560
Provision for doubtful accounts	65	71	55
Provision for inventory	95	305	211
Restructuring and other charges	200	1,017	1,619
Deferred taxes on earnings	401	(700)	(34)
Excess tax benefit from stock-based compensation	(6)	(145)	(58)
Other, net	(198)	1,031	81
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	565	572	2,017
Financing receivables	—	(65)	420
Inventory	(291)	(330)	(580)
Accounts payable	928	31	1,912
Taxes on earnings	106	(137)	310
Restructuring and other	(157)	(1,243)	(1,506)
Other assets and liabilities	(1,488)	(3,241)	(2,021)
Net cash provided by operating activities	3,230	6,490	12,333
Cash flows from investing activities:
Investment in property, plant and equipment	(433)	(3,603)	(3,853)
Proceeds from sale of property, plant and equipment	6	424	843
Purchases of available-for-sale securities and other investments	(126)	(259)	(1,086)
Maturities and sales of available-for-sale securities and other investments	133	302	1,347
Payments made in connection with business acquisitions, net of cash acquired	(7)	(2,644)	(49)
Proceeds from business divestitures, net	475	246	6
Net cash provided by (used in) investing activities	48	(5,534)	(2,792)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	97	74	148
Proceeds from debt, net of issuance costs	4	20,758	2,875
Payment of debt	(2,188)	(15,867)	(6,037)
Settlement of cash flow hedges	4	(4)	—
Net transfer of cash and cash equivalents to Hewlett Packard Enterprise Company	(10,375)	—	—
Issuance of common stock under employee stock plans	48	371	297
Repurchase of common stock	(1,161)	(2,883)	(2,728)
Excess tax benefit from stock-based compensation	6	145	58
Cash dividends paid	(858)	(1,250)	(1,184)
Net cash (used in) provided by financing activities	(14,423)	1,344	(6,571)
(Decrease) increase in cash and cash equivalents	(11,145)	2,300	2,970
Cash and cash equivalents at beginning of period	17,433	15,133	12,163
Cash and cash equivalents at end of period	$6,288	$17,433	$15,133
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$587	$1,012	$1,267
Interest expense paid	$318	$532	$678
Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital leases	$185	$70	$113
Stock awards assumed in business acquisitions	$—	$31	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ (Deficit) Equity

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Total HP Stockholders’ (Deficit) Equity	Non- controlling Interests of Discontinued Operations	Total
	In millions, except number of shares in thousands
Balance October 31, 2013	1,907,883	$19	$5,465	$25,563	$(3,778)	$27,269	$387	$27,656
Net earnings				5,013		5,013		5,013
Other comprehensive loss, net of taxes					(2,103)	(2,103)		(2,103)
Comprehensive income						2,910		2,910
Issuance of common stock in connection with employee stock plans and other	23,785		142	1		143		143
Repurchases of common stock	(92,380)	(1)	(2,694)	(262)		(2,957)		(2,957)
Tax deficiency from employee stock plans			(43)			(43)		(43)
Cash dividends declared				(1,151)		(1,151)		(1,151)
Stock-based compensation expense			560			560		560
Changes in non-controlling interest							9	9
Balance October 31, 2014	1,839,288	$18	$3,430	$29,164	$(5,881)	$26,731	$396	$27,127
Net earnings				4,554		4,554		4,554
Other comprehensive loss, net of taxes					(421)	(421)		(421)
Comprehensive income						4,133		4,133
Issuance of common stock in connection with employee stock plans and other	39,834		(34)	1		(33)		(33)
Repurchases of common stock	(75,403)		(2,237)	(411)		(2,648)		(2,648)
Assumption of equity awards in connection with acquisitions			31			31		31
Tax benefit from employee stock plans			64			64		64
Cash dividends declared				(1,219)		(1,219)		(1,219)
Stock-based compensation expense			709			709		709
Changes in non-controlling interest							(13)	(13)
Balance October 31, 2015	1,803,719	$18	$1,963	$32,089	$(6,302)	$27,768	$383	$28,151
Separation of Hewlett Packard Enterprise				(37,225)	5,081	(32,144)	(383)	(32,527)
Net earnings				2,496		2,496		2,496
Other comprehensive loss, net of taxes					(217)	(217)		(217)
Comprehensive income						2,279		2,279
Issuance of common stock in connection with employee stock plans and other	8,227		29			29		29
Repurchases of common stock	(99,855)	(1)	(1,144)			(1,145)		(1,145)
Cash dividends declared				(858)		(858)		(858)
Stock-based compensation expense			182			182		182
Balance October 31, 2016	1,712,091	$17	$1,030	$(3,498)	$(1,438)	$(3,889)	$—	$(3,889)
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1: Overview and Summary of Significant Accounting Policies

Overview

On November 1, 2015 (the “Distribution Date”), Hewlett-Packard Company completed the separation of Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses (the “Separation”). In connection with the Separation, Hewlett-Packard Company changed its name to HP Inc. (“HP”).

On the Distribution Date, each of HP’s stockholders of record as of the close of business on October 21, 2015 (the “Record Date”) received one share of Hewlett Packard Enterprise common stock for every one share of HP common stock held as of the Record Date. Hewlett Packard Enterprise is an independent public company trading on the New York Stock Exchange (“NYSE”) under the symbol “HPE”. HP distributed a total of approximately 1.8 billion shares of Hewlett Packard Enterprise common stock to HP’s stockholders. After the Separation, HP does not beneficially own any shares of Hewlett Packard Enterprise common stock.

In connection with the Separation, HP and Hewlett Packard Enterprise entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties, including among others a tax matters agreement, an employee matters agreement, a transition service agreement, a real estate matters agreement, a master commercial agreement and an information technology service agreement. For more information on the impacts of these agreements, see Note 5, “Retirement and Post-Retirement Benefit Plans”, Note 6, “Stock-Based Compensation”, Note 7, “Taxes on Earnings”, Note 15, “Litigation and Contingencies” and Note 16, “Guarantees, Indemnifications and Warranties”.

Basis of Presentation

The accompanying Consolidated Financial Statements of HP and its wholly-owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). For all the periods prior to the Separation, the financial results of Hewlett Packard Enterprise are presented as net earnings from discontinued operations in the
Consolidated Statements of Earnings and assets and liabilities from discontinued operations in the Consolidated Balance Sheets. The historical statements of comprehensive income and cash flows and the balances related to stockholders’ (deficit) equity have not been revised to reflect the effect of the Separation. For further information on discontinued operations, see Note 2, “Discontinued Operations”.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of HP and its subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Foreign Currency Translation

HP uses the U.S. dollar as its functional currency. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for nonmonetary assets and liabilities. Net revenue, costs and expenses denominated in non-U.S. dollars are recorded in U.S. dollars at monthly average exchange rates prevailing during the period. HP includes gains or losses from foreign currency remeasurement in Interest and other, net in the Consolidated Statements of Earnings.

Recent Accounting Pronouncements

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Overview and Summary of Significant Accounting Policies (Continued)

In August 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows. HP is required to adopt the guidance in the first quarter of fiscal year 2019. Earlier adoption is permitted. HP is currently evaluating the impact of this guidance on its Consolidated Financial Statements.

In June 2016, the FASB issued guidance which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. HP is required to adopt the guidance in the first quarter of fiscal year 2021. Earlier adoption is permitted. HP is currently evaluating the impact of this guidance on its Consolidated Financial Statements.

In March 2016, the FASB issued guidance which amends the existing accounting standards for share-based payments. The amendment changes the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. HP is required to adopt the guidance in the first quarter of fiscal year 2018. Earlier adoption is permitted. HP has elected to early adopt the amendment in the first quarter of fiscal year 2017. HP expects that the implementation of this guidance will not have a material effect on its Consolidated Financial Statements.

In February 2016, the FASB issued guidance which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months. HP is required to adopt the guidance in the first quarter of fiscal year 2020 using a modified retrospective approach. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on its Consolidated Financial Statements.

In January 2016, the FASB issued guidance which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The updated guidance primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. HP is required to adopt the guidance in the first quarter of fiscal year 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. HP is currently evaluating the timing and the impact of this guidance on its Consolidated Financial Statements.

In May 2015, the FASB issued guidance which amends the existing disclosures for investments in certain entities that calculate net asset value per share (or its equivalent). This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. HP is required to adopt the guidance in the first quarter of fiscal year 2017. Earlier adoption is permitted. HP will adopt the amendment in the first quarter of fiscal year 2017. HP expects that the implementation of this guidance will impact the disclosures on its notes to the Consolidated Financial Statements but will not have an effect on its Consolidated Balance Sheets or Consolidated Statements of Earnings.

In April 2015, the FASB amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. HP is required to adopt the guidance in the first quarter of fiscal year 2017; however earlier adoption is permitted. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. HP will adopt the amendments prospectively in the first quarter of fiscal year 2017. HP expects that the implementation of this guidance will not have a material effect on its Consolidated Financial Statements.

In April 2015, the FASB amended the existing accounting standards for the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. HP is required to adopt the guidance in the first quarter of fiscal year 2017. Earlier adoption is permitted. The amendments should be applied retrospectively with the adjusted balance

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Overview and Summary of Significant Accounting Policies (Continued)

sheet of each individual period presented, in order to reflect the period-specific effects of applying the new guidance. HP will adopt the amendments in the first quarter of fiscal year 2017. HP expects that the implementation of this guidance will not have a material effect on its Consolidated Financial Statements.
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update for a one-year deferral of the effective date, with an option of applying the standard on the original effective date, which for HP is the first quarter of fiscal year 2018. In accordance with this deferral, HP is required to adopt these amendments in the first quarter of fiscal year 2019. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. HP is continuing to evaluate the impact of this guidance and the transition alternatives on its Consolidated Financial Statements.

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

Multiple element arrangements

When a sales arrangement contains multiple elements or deliverables, such as hardware and/or services, HP allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) if VSOE of selling price is not available, or estimated selling price (“ESP”) if neither VSOE of selling price nor TPE is available. HP establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. HP evaluates TPE of selling price by reviewing largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. HP establishes ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and technology industry life cycles.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Overview and Summary of Significant Accounting Policies (Continued)

HP evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. For deliverables with no standalone value, HP recognizes revenue consistent with the pattern of delivery of the final deliverable. If the arrangement includes a customer-negotiated refund or return right or other contingency relative to the delivered items, and the delivery and performance of the undelivered items is considered probable and substantially within HP’s control, the delivered element constitutes a separate unit of accounting. In arrangements with combined units of accounting, changes in the allocation of the transaction price among elements may impact the timing of revenue recognition for the contract but will not change the total revenue recognized for the contract.

Net revenue

Hardware

Under HP’s standard terms and conditions of sale, HP transfers title and risk of loss to the customer at the time product is delivered to the customer and recognizes revenue accordingly, unless customer acceptance is uncertain or significant obligations to the customer remain. HP reduces revenue for estimated customer returns, price protection, rebates and other programs offered under sales agreements established by HP with its distributors and resellers. HP records revenue from the sale of equipment under sales-type leases as revenue at the inception of the lease. HP accrues the estimated cost of post-sale obligations, including standard product warranties, based on historical experience at the time HP recognizes revenue.

Services

HP recognizes revenue from fixed-price support or maintenance contracts ratably over the contract period and recognizes the costs associated with these contracts as incurred.

Deferred revenue

HP records amounts invoiced to customers in excess of revenue recognized as deferred revenue until the revenue recognition criteria are satisfied. HP records revenue that is earned and recognized in excess of amounts invoiced on services contracts as trade receivables. Deferred revenue represents amounts invoiced in advance for product support contracts and product sales.

Shipping and Handling

HP includes costs related to shipping and handling in Cost of revenue.

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

Retirement and Post-Retirement Plans

HP has various defined benefit, other contributory and noncontributory retirement and post-retirement plans. HP generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the average remaining estimated service life of participants. In limited cases, HP amortizes actuarial gains and losses using the corridor approach. See Note 5, “Retirement and Post-Retirement Benefit Plans” for a full description of these plans and the accounting and funding policies.

Advertising

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Overview and Summary of Significant Accounting Policies (Continued)

Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Such costs totaled approximately $586 million in fiscal year 2016, $635 million in fiscal year 2015 and $614 million in fiscal year 2014.

Restructuring and Other Charges

HP records charges associated with management-approved restructuring plans to reorganize one or more of HP’s business segments, to remove duplicative headcount and infrastructure associated with business acquisitions or to simplify business processes and accelerate innovation. Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. HP records restructuring charges based on estimated employee terminations and site closure and consolidation plans. HP accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. Other charges include non-recurring costs that are distinct from ongoing operational costs such as information technology costs incurred in connection with the Separation.

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

Accounts Receivable

HP establishes an allowance for doubtful accounts for accounts receivable. HP records a specific reserve for individual accounts when HP becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer’s operating results or financial position. If there are additional changes in circumstances related to the specific customer, HP further adjusts estimates of the recoverability of receivables. HP maintains bad debt reserves for all other customers based on a variety of factors, including the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, the financial condition of customers, the length of time receivables are past due, trends in the weighted-average risk rating for the portfolio, macroeconomic conditions, information derived from competitive benchmarking, significant one-time events and historical experience. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable.
HP has third-party short-term financing arrangements intended to facilitate the working capital requirements of certain customers. These financing arrangements, which in certain cases provide for partial recourse, result in the transfer of HP’s trade receivables to a third party. HP reflects amounts transferred to, but not yet collected from, the third party in accounts receivable in the Consolidated Balance Sheets. For arrangements involving an element of recourse, the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Balance Sheets.

Concentrations of Risk

Financial instruments that potentially subject HP to significant concentrations of credit risk consist principally of cash and cash equivalents, investments, receivables from trade customers and contract manufacturers and derivatives.

HP maintains cash and cash equivalents, investments, derivatives and certain other financial instruments with various financial institutions. These financial institutions are located in many different geographic regions, and HP’s policy is designed

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Overview and Summary of Significant Accounting Policies (Continued)

to limit exposure from any particular institution. As part of its risk management processes, HP performs periodic evaluations of the relative credit standing of these financial institutions. HP has not sustained material credit losses from instruments held at these financial institutions. HP utilizes derivative contracts to protect against the effects of foreign currency and interest rate exposures. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss. The likelihood of which HP deems to be remote.

HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors’ and resellers’ aggregated business deteriorates substantially, HP’s operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe, collectively represented approximately 34% and 42% of gross accounts receivable as of October 31, 2016 and 2015, respectively. No single customer accounts for more than 10% of gross accounts receivable as of October 31, 2016 or 2015. Credit risk with respect to other accounts receivable is generally diversified due to the large number of entities comprising HP’s customer base and their dispersion across many different industries and geographic regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances.

HP utilizes outsourced manufacturers around the world to manufacture HP-designed products. HP may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 78% and 81% of HP’s supplier receivables of $774 million and $634 million as of October 31, 2016 and 2015, respectively. HP includes the supplier receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. HP’s credit risk associated with these receivables is mitigated wholly or in part, by the amount HP owes to these outsourced manufacturers, as HP generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. HP does not reflect the sale of these components in net revenue and does not recognize any profit on these component sales until the related products are sold by HP, at which time any profit is recognized as a reduction to cost of revenue.

HP obtains a significant number of components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of HP’s relationship with a single source supplier, or any unilateral modification to the contractual terms under which HP is supplied components by a single source supplier could adversely affect HP’s net revenue and gross margins.

Upon completion of the Separation on November 1, 2015, HP recorded net income tax indemnification receivables from Hewlett Packard Enterprise for certain income tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the tax matters agreement (“TMA”). The actual amount that Hewlett Packard Enterprise may be obligated to pay HP could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of October 31, 2016 was $1.6 billion.

Inventory

HP values inventory at the lower of cost or market. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolete or impaired balances.

Property, Plant and Equipment

HP states property, plant and equipment at cost less accumulated depreciation. HP capitalizes additions and improvements and expenses maintenance and repairs as incurred. Depreciation expense is recognized on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives are five to 40 years for buildings and improvements and three to 15 years for machinery and equipment. HP depreciates leasehold improvements over the life of the lease or the asset, whichever is shorter. HP depreciates equipment held for lease over the initial term of the lease to the equipment’s estimated residual value. On retirement or disposition, the asset cost and related accumulated depreciation are removed from the Consolidated Balance Sheets with any gain or loss recognized in the Consolidated Statements of Earnings.

Goodwill

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Overview and Summary of Significant Accounting Policies (Continued)

HP reviews goodwill for impairment annually during its fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. HP can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or HP can directly perform the two-step impairment test. Based on the qualitative assessment, if HP determines that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two-step impairment test will be performed.

In the first step of the impairment test, HP compares the fair value of each reporting unit to its carrying amount with the fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, HP estimates the fair value of a reporting unit based on the present value of estimated future cash flows. HP bases cash flow projections on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. HP bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. Under the market approach, HP estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. HP weights the fair value derived from the market approach depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, HP estimates the fair value of a reporting unit using only the income approach.

In order to assess the reasonableness of the estimated fair value of HP’s reporting units, HP compares the aggregate reporting unit fair value to HP’s market capitalization on an overall basis and calculates an implied control premium (the excess of the sum of the reporting units’ fair value over HP’s market capitalization on an overall basis). HP evaluates the control premium by comparing it to observable control premiums from recent comparable transactions. If the implied control premium is determined to not be reasonable in light of these recent transactions, HP reevaluates its reporting unit fair values, which may result in an adjustment to the discount rate and/or other assumptions. This reevaluation could result in a change to the estimated fair value for certain or all reporting units.

If the fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying amount, then HP performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any. In the second step, HP measures the reporting unit’s assets, including any unrecognized intangible assets, liabilities and non-controlling interests at fair value in a hypothetical analysis to calculate the implied fair value of goodwill for the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than its carrying amount, the difference is recorded as an impairment loss.

Debt and Marketable Equity Securities Investments

Debt and marketable equity securities are generally considered available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, in Accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses for available-for-sale securities are calculated based on the specific identification method and included in Interest and other, net in the Consolidated Statements of Earnings. HP monitors its investment portfolio for potential impairment on a quarterly basis. When the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary (i.e., when HP does not intend to sell the debt securities and it is not more likely than not that HP will be required to sell the debt securities prior to anticipated recovery of its amortized cost basis), HP records an impairment charge to Interest and other, net in the amount of the credit loss and the remaining amount, if any, is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets.

Derivatives

HP uses derivative instruments, primarily forwards, swaps, and at times, options, to hedge certain foreign currency and interest rate exposures. HP also may use other derivative instruments not designated as hedges, such as forwards used to hedge foreign currency balance sheet exposures. HP does not use derivative instruments for speculative purposes. See Note 11, “Financial Instruments” for a full description of HP’s derivative financial instrument activities and related accounting policies.

Loss Contingencies

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Overview and Summary of Significant Accounting Policies (Continued)

HP is involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. HP records a liability for contingencies when it believes it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. See Note 15, “Litigation and Contingencies” for a full description of HP’s loss contingencies and related accounting policies.
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

After the Separation, HP no longer consolidates the financial results of Hewlett Packard Enterprise within its financial results of continuing operations. For all the periods prior to the Separation, the financial results of Hewlett Packard Enterprise are presented as net earnings from discontinued operations on the Consolidated Statements of Earnings and assets and liabilities of discontinued operations on the Consolidated Balance Sheets.

The following table presents the financial results of HP’s discontinued operations:

	For the fiscal years ended October 31
	2016	2015	2014
	In millions
Net revenue	$—	$51,892	$54,803
Cost of revenue(1)	—	37,072	39,408
Expenses(2)	201	13,269	12,466
Interest and other, net(3)(4)	(208)	351	235
Earnings from discontinued operations before taxes	$7	$1,200	$2,694
Provision for taxes(4)	(177)	(364)	(605)
Net (loss) earnings from discontinued operations	$(170)	$836	$2,089

(1)	Cost of products, cost of services and financing interest.

(2)	Expenses for fiscal year 2016 were primarily related to separation costs.

(3)
In fiscal years 2015 and 2014, allocation of interest to Hewlett Packard Enterprise was based on using the average effective interest rate of the debt assumed by Hewlett Packard Enterprise and the debt repaid as part of the Separation. In fiscal year 2015, Interest and other, net also includes loss from the early extinguishment of debt in connection with the review of HP’s capital structure and the Separation.

(4)
In connection with the TMA, Interest and other, net for fiscal year 2016 includes $208 million of changes in the tax indemnifications amounts and Provision for taxes for fiscal year 2016 includes $201 million of the tax impact relating to the changes described above. For more information on tax indemnifications and the TMA, see Note 7, “Taxes on Earnings”.

The following table presents the significant non-cash items and capital expenditures of HP’s discontinued operations:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Discontinued Operations (Continued)

	For the fiscal years ended October 31
	2015	2014
	In millions
Depreciation and amortization	$3,657	$3,861
Purchases of property, plant and equipment	$3,020	$3,228

The following table presents assets and liabilities that were transferred to Hewlett Packard Enterprise as of November 1, 2015 and are presented as discontinued operations on the Consolidated Balance Sheets as of October 31, 2015:

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

Subsequent to the Separation, in conformity with the separation agreement, HP made a final cash transfer of $526 million to Hewlett Packard Enterprise.

Note 3: Segment Information

HP is a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions and services. HP sells to individual consumers, small- and medium-sized businesses (“SMBs”) and large enterprises, including customers in the government, health and education sectors.

HP’s operations are organized into three segments for financial reporting purposes: Personal Systems, Printing and Corporate Investments. HP’s organizational structure is based on a number of factors that the chief operating decision maker uses to evaluate, view and run its business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by HP’s chief operating decision maker to evaluate segment results. The chief operating decision maker uses several metrics to evaluate the performance of the overall business, including earnings from operations, and uses these results to allocate resources to each of the segments.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 3: Segment Information (Continued)

A summary description of each segment follows.

Personal Systems provides Commercial personal computers (“PCs”), Consumer PCs, workstations, thin clients, Commercial tablets and mobility devices , retail point-of-sale systems, displays and other related accessories, software, support and services for the commercial and consumer markets. HP groups Commercial notebooks, Commercial desktops, Commercial services, Commercial tablets and mobility devices, Commercial detachables, workstations, retail point-of-sale systems and thin clients into Commercial clients and Consumer notebooks, Consumer desktops, Consumer services and Consumer detachables into Consumer clients when describing performance in these markets. Described below are HP’s global business capabilities within Personal Systems.

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

Printing provides consumer and commercial printer hardware, supplies, media, solutions and services, as well as scanning devices. Printing is also focused on imaging solutions in the commercial markets. HP groups LaserJet, Graphics and PageWide printers into Commercial Hardware and Inkjet printers into Consumer Hardware when describing performance in these markets. Described below are HP’s global business capabilities within Printing.

•
LaserJet and Enterprise Solutions delivers HP’s LaserJet printers, supplies and solutions to SMBs and large enterprises. HP goes to market through its extensive channel network and directly with HP sales. Ongoing key initiatives include design and deployment of A3 products and solutions for the copier and multifunction printer market, printer security solutions, PageWide Enterprise solutions, and award-winning JetIntelligence products.

•
Inkjet and Printing Solutions delivers HP’s consumer, SMB and PageWide Inkjet solutions (hardware, supplies, media, and web-connected hardware and services). Ongoing initiatives and programs such as Instant Ink and newer initiatives such as Continuous Ink Supply System provide innovative printing solutions to consumers and SMBs.

•
Graphics Solutions delivers large format printers (DesignJet, Large Format Production and Scitex Industrial), specialty printing, digital press solutions (Indigo and PageWide Presses), supplies and services to print service providers and design and rendering customers.

•
Print Solutions provides end-to-end services, as well as core platforms to develop and deploy services across printing systems. HP’s focus includes driving customer value through managed print services and providing support solutions for new and existing customers.

Corporate Investments includes HP Labs and certain business incubation projects.

The accounting policies HP uses to derive segment results are substantially the same as those used by the company in preparing these financial statements. HP derives the results of the business segments directly from its internal management reporting system. Segment net revenue includes revenues from sales to external customers and intersegment revenues that reflect transactions between the segments on an arm’s-length basis. HP’s consolidated net revenue is derived and reported after the elimination of intersegment revenues from such arrangements.

Effective at the beginning of its first quarter of fiscal year 2016, HP implemented a reporting change to its segment operating results. This reporting change resulted in the exclusion of retirement related credits representing the market related components of pension and post-retirement benefits such as interest expense, expected return on plan assets, and actuarial gain (loss) amortization (“Market related retirement credits”). The reporting change had an immaterial impact to previously reported segment net revenue and earnings from operations and no impact to previously reported consolidated net revenue, earnings from continuing operations, net earnings or net earnings per share.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 3: Segment Information (Continued)

HP does not allocate certain operating expenses (credits), which it manages at the corporate level, to its segments. These unallocated amounts include certain corporate governance costs and market related retirement credits, stock-based compensation expense, amortization of intangible assets, restructuring and other charges, acquisition and other related charges, defined benefit plan settlement charges (credits) and intersegment eliminations.

Segment Operating Results from Continuing Operations

	Personal Systems	Printing	Corporate Investments	Total Segments	Intersegment Eliminations and Other	Total
2016
Net revenue	$29,987	$18,260	$7	$48,254	$(16)	$48,238
Earnings (loss) from continuing operations	$1,150	$3,128	$(98)	$4,180
2015
Net revenue	$31,520	$21,232	$20	$52,772	$(1,309)	$51,463
Earnings (loss) from continuing operations	$1,022	$3,765	$(43)	$4,744
2014
Net revenue	$34,387	$23,211	$296	$57,894	$(1,243)	$56,651
Earnings from continuing operations	$1,265	$4,161	$157	$5,583

The reconciliation of segment operating results to HP consolidated results was as follows:

	For the fiscal years ended October 31
	2016	2015	2014
		In millions
Net revenue:
Total segments	$48,254	$52,772	$57,894
Intersegment net revenue eliminations and other	(16)	(1,309)	(1,243)
Total HP consolidated net revenue	$48,238	$51,463	$56,651
Earnings from continuing operations before taxes:
Total segment earnings from operations	$4,180	$4,744	$5,583
Corporate and unallocated costs and eliminations	(42)	(504)	(826)
Stock-based compensation expense	(182)	(212)	(196)
Amortization of intangible assets	(16)	(102)	(129)
Acquisition and other related charges	(7)	—	—
Restructuring and other charges	(205)	(63)	(176)
Defined benefit plan settlement (charges) credits	(179)	57	—
Interest and other, net	212	(388)	(393)
Total earnings from continuing operations before taxes	$3,761	$3,532	$3,863

Segment Assets from Continuing Operations

HP allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to HP consolidated assets from continuing operations were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 3: Segment Information (Continued)

	As of October 31
	2016	2015
	In millions
Personal Systems	$10,686	$11,240
Printing	9,959	10,687
Corporate Investments	1	9
Corporate and unallocated assets	8,364	8,023
Total assets from continuing operations	$29,010	$29,959
Major Customers

No single customer represented 10% or more of HP’s net revenue in any fiscal year presented.

Geographic Information

Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2016, 2015 and 2014, other than the United States, no country represented more than 10% of HP net revenue.

Net revenue by country in which HP operates was as follows:

	For the fiscal years ended October 31
	2016	2015	2014
		In millions
United States	$18,042	$17,746	$18,229
Other countries	30,196	33,717	38,422
Total net revenue	$48,238	$51,463	$56,651

Net property, plant and equipment by country in which HP operates was as follows:

	As of October 31
	2016	2015
	In millions
United States	$737	$650
Singapore	314	325
Malaysia	170	105
Israel	155	157
Other countries	360	255
Total net property, plant and equipment	$1,736	$1,492

No single country other than those represented above exceed 10% or more of HP’s total net property, plant and equipment in any fiscal year presented.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 3: Segment Information (Continued)

Net revenue by segment and business unit was as follows:

	For the fiscal years ended October 31
	2016	2015	2014
		In millions
Notebooks	$16,982	$17,271	$17,540
Desktops	9,956	10,941	13,197
Workstations	1,870	2,018	2,218
Other	1,179	1,290	1,432
Personal Systems	29,987	31,520	34,387
Supplies	11,875	13,979	14,917
Commercial Hardware	5,131	5,466	6,035
Consumer Hardware	1,254	1,787	2,259
Printing	18,260	21,232	23,211
Corporate Investments	7	20	296
Total segment net revenue	48,254	52,772	57,894
Intersegment net revenue eliminations and other	(16)	(1,309)	(1,243)
Total net revenue	$48,238	$51,463	$56,651

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Restructuring and Other Charges

Summary of Restructuring Plans

HP’s restructuring activities in fiscal years 2016 and 2015 summarized by plan were as follows:

	Fiscal 2017 Plan	Fiscal 2015 Plan		Fiscal 2012 Plan
	Severance	Severance and PRP(1)	Infrastructure and other	Severance and EER(2)	Infrastructure and other	Total
	In millions
Accrued balance as of October 31, 2014	$—	$—	$—	$218	$7	$225
Charges	—	39	—	23	1	63
Cash payments	—	—	—	(216)	(4)	(220)
Non-cash and other adjustments	—	—	—	(4)	(1)	(5)
Accrued balance as of October 31, 2015	—	39	—	21	3	63
Charges	24	117	27	7	—	175
Cash payments	—	(122)	(4)	(30)	(1)	(157)
Non-cash and other adjustments	—	(13)	(19)	9	—	(23)
Accrued balance as of October 31, 2016	$24	$21	$4	$7	$2	$58
Total costs incurred to date as of October 31, 2016	$24	$156	$27	$1,074	$44	$1,325
Reflected in Consolidated Balance Sheets:
Other accrued liabilities	$24	$21	$4	$7	$1	$57
Other non-current liabilities	$—	$—	$—	$—	$1	$1

(1)	PRP represents Phased Retirement Program.

(2)	EER represents Enhanced Early Retirement.

Fiscal 2017 Plan

On October 10, 2016, HP’s Board of Directors approved a restructuring plan (the “Fiscal 2017 Plan”) which it expects will be implemented through fiscal year 2019. HP estimates that it will incur aggregate pre-tax charges between $350 million and $500 million relating to workforce reductions, real estate consolidation and other non-labor charges. HP estimates that approximately half of the expected cumulative pre-tax costs will relate to severance and the remaining will relate to infrastructure and other. HP expects between 3,000 and 4,000 employees to exit by the end of fiscal year 2019.

Fiscal 2015 Plan

In connection with the Separation, on September 14, 2015, HP’s Board of Directors approved a cost savings plan (the “Fiscal 2015 Plan”) which includes labor and non-labor actions. The Fiscal 2015 Plan was considered complete as of October 31, 2016 and we do not expect any further costs associated with this plan. Approximately 3,000 employees exited by the end of fiscal year 2016.

During fiscal year 2016, HP announced a voluntary PRP for certain qualified employees. Qualified employees will retire gradually over a defined period of time and at the end of which they will receive severance and certain benefits. HP recognized charges aggregating $29 million during fiscal year 2016 related to the PRP.

Fiscal 2012 Plan

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Restructuring and Other Charges (Continued)

The severance and infrastructure cash payments associated with the restructuring plan initiated by HP in fiscal year 2012 (the “Fiscal 2012 Plan”) are expected to be paid through fiscal year 2021. The Fiscal 2012 Plan was considered complete as of October 31, 2016 and we do not expect any further costs associated with this plan.

Other charges

Other charges include non-recurring costs that are distinct from ongoing operational costs such as information technology costs incurred in connection with the Separation. HP incurred $30 million of other charges in fiscal year 2016.

Note 5: Retirement and Post-Retirement Benefit Plan

Separation related activities

In advance of the Separation, HP underwent a plan-by-plan analysis and determined which plans would be assigned to either HP or Hewlett Packard Enterprise. While some pension plans transitioned in their entirety to Hewlett Packard Enterprise or remain in their entirety with HP, other plans were split into two identical plans resulting in both companies splitting the plan’s assets and liabilities. In the fourth quarter of fiscal year 2015, the plans were legally separated and the amounts attributable to Hewlett Packard Enterprise were transferred and reported as discontinued operations in fiscal year 2015.

The Hewlett-Packard Company 401(k) Plan, now known as the HP Inc. 401(k) Plan, remained with HP. A new 401(k) Plan was created for the employees of Hewlett Packard Enterprise. Balances for Hewlett Packard Enterprise employees were transferred to the new plan post-Separation.

Defined Benefit Plans

HP sponsors a number of defined benefit pension plans worldwide. The most significant defined benefit plan, the HP Inc. Pension Plan (“Pension Plan”) is in the United States.

HP reduces the benefit payable to certain U.S. employees under the Pension Plan for service before 1993, if any, by any amounts due to the employee under HP’s frozen defined contribution Deferred Profit-Sharing Plan (“DPSP”). At October 31, 2016 and 2015, the fair value of plan assets of the DPSP was $606 million and $742 million, respectively. The DPSP obligations are equal to the plan assets and are recognized as an offset to the Pension Plan when HP calculates its defined benefit pension cost and obligations. The Pension Plan and the DPSP both remain entirely with HP post-Separation.

Post-Retirement Benefit Plans

HP sponsors retiree health and welfare benefit plans, of which the most significant are in the United States. Under the HP Inc. Retiree Welfare Benefits Plan, certain pre-2003 retirees and grandfathered participants with continuous service to HP since 2002 are eligible to receive partially-subsidized medical coverage based on years of service at retirement. HP’s share of the premium cost is capped for all subsidized medical coverage provided under the HP Inc. Retiree Welfare Benefits Plan. HP currently leverages the employer group waiver plan process to provide HP Inc. Retiree Welfare Benefits Plan post-65 prescription drug coverage under Medicare Part D, thereby giving HP access to federal subsidies to help pay for retiree benefits.

Certain employees not grandfathered under the above programs, and employees hired after 2002 but before August 2008, are eligible for credits under the HP Inc. Retirement Medical Savings Account Plan (“RMSA”) upon attaining age 45. Credits offered after September 2008 are provided in the form of matching credits on employee contributions made to a voluntary employee beneficiary association. On retirement, former employees may use these credits for the reimbursement of certain eligible medical expenses, including premiums required for coverage.

Defined Contribution Plans

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Retirement and Post-Retirement Benefit Plan (Continued)

HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $100 million for fiscal year 2016, $92 million in fiscal year 2015 and $93 million in fiscal year 2014.

U.S. employees are automatically enrolled in the HP Inc. 401(k) Plan when they meet eligibility requirements, unless they decline participation. The quarterly employer matching contributions in the HP Inc. 401(k) Plan are 100% of an employee’s contributions, up to a maximum of 4% of eligible compensation. Effective January 2017, the funding of employer matching contributions will change to be made annually, sometime after the end of the calendar year.

Pension and Post-Retirement Benefit Expense

The components of HP’s pension and post-retirement benefit cost (credit) recognized in the Consolidated Statements of Earnings were as follows:

	For the fiscal years ended October 31
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$—	$1	$1	$47	$208	$234	$1	$5	$5
Interest cost	543	556	554	20	289	454	20	28	32
Expected return on plan assets	(732)	(849)	(811)	(36)	(601)	(776)	(33)	(39)	(34)
Amortization and deferrals:
Actuarial loss (gain)	55	52	13	28	213	236	(12)	(11)	(10)
Prior service benefit (credit)	—	—	—	(3)	(15)	(21)	(17)	(19)	(41)
Net periodic benefit (credit) cost	(134)	(240)	(243)	56	94	127	(41)	(36)	(48)
Curtailment gain	—	—	—	(1)	—	(6)	—	—	—
Settlement loss (gain)	180	(79)	1	3	—	4	—	—	—
Special termination benefits	—	—	—	—	7	11	4	1	32
Plan expense (credit) allocation(1)	—	—	—	—	25	(6)	—	28	18
Total benefit cost (credit) from continuing operations	$46	$(319)	$(242)	$58	$126	$130	$(37)	$(7)	$2
Summary of total benefit (credit) cost:
Continuing operations	$46	$(319)	$(242)	$58	$126	$130	$(37)	$(7)	$2
Discontinued operations	—	236	17	—	105	125	—	(28)	(18)
Total benefit cost (credit)	$46	$(83)	$(225)	$58	$231	$255	$(37)	$(35)	$(16)

(1)	Plan expense (credit) allocation relates to the employees of HP covered under Hewlett Packard Enterprise plans or employees of Hewlett Packard Enterprise covered under HP plans.

Lump sum program

During fiscal year 2016, HP offered certain terminated vested participants of the Pension Plan the option of receiving their pension benefit in a one-time voluntary lump sum during a specific window. Approximately 16,000 plan participants elected to receive their benefits and as a result the pension plan trust paid $977 million in lump sum payments to these participants in fiscal year 2016. As a result of the lump sum program, HP recognized a settlement expense of approximately $177 million in October 2016. The resulting re-measurement coincided with annual year end plan remeasurement and no additional net periodic pension cost was incurred in fiscal year 2016.

In January 2015, HP offered certain terminated vested participants of the Pension Plan the option of receiving their pension benefit in a one-time voluntary lump sum during a specified window. Approximately 50% of the eligible participants elected to receive their benefits and as a result the pension plan trust paid $826 million in lump sum payments to these participants in fiscal year 2015. As a result of the lump sum program, HP recognized a settlement credit of approximately $79 million in fiscal year 2015. As a result of the settlement, additional net periodic benefit cost of $20 million was recorded in

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Retirement and Post-Retirement Benefit Plan (Continued)

fiscal year 2015, which offset the actuarial gain from the settlement and was recognized in the Consolidated Statements of Earnings as Defined benefit plan settlement credits.

The weighted-average assumptions used to calculate the total periodic benefit (credit) cost were as follows:

	For the fiscal years ended October 31
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate	4.4%	4.4%	4.9%	2.3%	3.0%	3.9%	3.6%	3.6%	3.9%
Expected increase in compensation levels	2.0%	2.0%	2.0%	2.5%	2.4%	2.4%	—	—	—
Expected long-term return on plan assets	6.9%	7.2%	7.7%	5.6%	6.9%	7.0%	8.0%	9.0%	8.9%
Funded Status

The funded status of the defined benefit and post-retirement benefit plans was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Retirement and Post-Retirement Benefit Plan (Continued)

	As of October 31
	2016	2015		2016	2015		2016	2015
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value of assets — beginning of year	$11,077	$11,979		$853	$12,472		$434	$458
Acquisition/addition of plans	—	(1)		—	9		—	—
Actual return on plan assets	736	506		(14)	547		11	45
Employer contributions	32	8		20	487		18	38
Participant contributions	—	—		10	48		48	57
Benefits paid	(339)	(301)		(15)	(297)		(121)	(124)
Settlement	(1,330)	(1,114)		(9)	(9)		—	—
Currency impact	—	—		4	(737)		—	—
Transfers to Hewlett Packard Enterprise	—	—		(157)	(11,667)	(1)	—	(40)	(1)
Fair value of assets — end of year	$10,176	$11,077		$692	$853		$390	$434
Change in benefits obligation
Projected benefit obligation — beginning of year	$12,709	$13,386		$1,082	$13,885		$597	$840
Acquisition/addition of plans	—	(1)		(2)	4		—	—
Service cost	—	1		47	208		1	5
Interest cost	543	556		20	289		20	28
Participant contributions	—	—		10	48		48	57
Actuarial loss (gain)	561	(170)		120	48		16	(49)
Benefits paid	(339)	(301)		(15)	(297)		(121)	(126)
Plan amendments	—	—		—	(7)		(30)	—
Curtailment	—	—		(1)	—		—	—
Settlement	(1,330)	(1,114)		(9)	(9)		—	—
Special termination benefits	—	—		—	7		4	1
Currency impact	—	—		(4)	(825)		—	(9)
Transfers from Hewlett Packard Enterprise	—	365	(2)	—	—		—	—
Transfers to Hewlett Packard Enterprise	—	(13)	(1)	(128)	(12,269)	(1)	—	(150)	(1)
Projected benefit obligation — end of year	$12,144	$12,709		$1,120	$1,082		$535	$597
Funded status at end of year	$(1,968)	$(1,632)		$(428)	$(229)		$(145)	$(163)
Accumulated benefit obligation	$12,144	$12,708		$1,013	$989		—	—

(1)	In fiscal year 2015, in connection with the Separation, HP transferred plan assets and liabilities from HP’s plans to establish the Hewlett Packard Enterprise plans.

(2)	In October 2015, in connection with the Separation, Hewlett Packard Enterprise transferred to HP three unfunded non-qualified U.S. defined benefit plans.

 The weighted-average assumptions used to calculate the projected benefit obligations for the fiscal years ended October 31, 2016 and 2015 were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Retirement and Post-Retirement Benefit Plan (Continued)

	For the fiscal years ended October 31
	2016	2015	2016	2015	2016	2015
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	4.0%	4.4%	1.6%	2.3%	3.4%	3.6%
Expected increase in compensation levels	2.0%	2.0%	2.7%	2.5%	—	—

The net amounts of non-current assets and current and non-current liabilities for HP’s defined benefit and post-retirement benefit plans recognized on HP’s Consolidated Balance Sheet were as follows:

	As of October 31
	2016	2015	2016	2015	2016	2015
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
			In millions
Non-current assets	$—	$—	$17	$37	$—	$—
Current liabilities	(33)	(35)	(5)	(4)	(9)	(43)
Non-current liabilities	(1,935)	(1,597)	(440)	(262)	(136)	(120)
Funded status at end of year	$(1,968)	$(1,632)	$(428)	$(229)	$(145)	$(163)

The following table summarizes the pre-tax net actuarial loss (gain) and prior service benefit recognized in Accumulated other comprehensive loss for the defined benefit and post-retirement benefit plans.

	As of October 31, 2016
	U.S. Defined Benefit Plans	Non U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
		In millions
Net actuarial loss (gain)	$1,702	$456	$(105)
Prior service benefit	—	(21)	(112)
Total recognized in Accumulated other comprehensive loss (gain)	$1,702	$435	$(217)

The following table summarizes HP’s pre-tax net actuarial loss (gain) and prior service benefit that are expected to be amortized from Accumulated other comprehensive loss (income) and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
		In millions
Net actuarial loss (gain)	$73	$39	$(10)
Prior service benefit	—	(3)	(19)
Total expected to be recognized in net periodic benefit cost (credit)	$73	$36	$(29)

Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2016	2015	2016	2015
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$10,176	$11,077	$626	$418
Aggregate projected benefit obligation	$12,144	$12,709	$1,070	$684

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Retirement and Post-Retirement Benefit Plan (Continued)

Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2016	2015	2016	2015
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$10,176	$11,077	$619	$409
Aggregate accumulated benefit obligation	$12,144	$12,708	$960	$609

Fair Value of Plan Assets

The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2016. Refer to Note 10, “Fair Value” for details on fair value hierarchy.

	As of October 31, 2016
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities(1)	$1,716	$59	$—	$1,775	$122	$4	$7	$133	$—	$1	$—	$1
Debt securities(2)
Corporate	—	3,132	—	3,132	—	124	—	124	—	26	—	26
Government	—	1,782	—	1,782	—	26	—	26	—	42	—	42
Alternative Investments(3)	—	—	1,027	1,027	—	2	11	13	—	—	219	219
Common Contractual Funds (4)	—	1,834	—	1,834	—	277	—	277	—	—	—	—
Real Estate Funds	—	—	—	—	1	24	—	25	—	—	—	—
Insurance Group Annuity Contracts	—	—	—	—	—	2	1	3	—	—	—	—
Common Collective Trusts and 103-12 Investment Entities(5)	—	639	—	639	—	11	—	11	—	51	—	51
Registered Investment Companies(6)	20	103	—	123	30	—	—	30	54	4	—	58
Cash and Cash Equivalents(7)	4	52	—	56	18	—	—	18	—	5	—	5
Other(8)	(169)	(23)	—	(192)	7	16	9	32	(12)	—	—	(12)
Total	$1,571	$7,578	$1,027	$10,176	$178	$486	$28	$692	$42	$129	$219	$390

(1)	Investments in publicly-traded equity securities are valued using the closing price on the measurement date as reported on the stock exchange on which the individual securities are traded.

(2)
The fair value for corporate, government and asset-backed debt securities is based on observable inputs of comparable market transactions. For corporate and government debt securities traded on active exchanges, fair value is based on observable quoted prices. Also included in this category is debt issued by national, state and local governments and agencies.

(3)
Alternative Investments primarily include private equities and hedge funds. The valuation of alternative investments, such as limited partnerships and joint ventures, may require significant management judgment. For alternative investments, valuation is based on net asset value (“NAV”) as reported by the Asset Manager and adjusted for cash flows, if necessary. In making such an assessment, a variety of factors are reviewed by management, including but not limited to the timeliness of NAV as reported by the asset manager and changes in general economic and market

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Retirement and Post-Retirement Benefit Plan (Continued)

conditions subsequent to the last NAV reported by the asset manager. Depending on the amount of management judgment, the lack of near-term liquidity, and the absence of quoted market prices, these assets are classified in Level 2 or Level 3 of the fair value hierarchy. Further, depending on how quickly HP can redeem its hedge fund investments, and the extent of any adjustments to NAV, hedge funds are classified in either Level 2 or Level 3 of the fair value hierarchy.

•
Private equities include limited partnerships such as equity, buyout, venture capital, real estate and other similar funds that invest in the United States and internationally where foreign currencies are hedged.

•
Hedge funds include limited partnerships that invest both long and short primarily in common stocks and credit, relative value, event driven equity, distressed debt and macro strategies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks and bonds, and from a net long position to a net short position.

(4)
The Common Contractual Fund is an investment arrangement in which institutional investors pool their assets. Units may be acquired in six different sub-funds focused on equities, fixed income, alternative investments and emerging markets. Each sub-fund is invested in accordance with the fund’s investment objective and units are issued in relation to each sub-fund. While the sub-funds are not publicly traded, the custodian strikes a net asset value either once or twice a month, depending on the sub-fund. These assets are valued at NAV and classified in Level 2 of the fair value hierarchy.

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

(7)
Includes cash and cash equivalents such as short-term marketable securities. Cash and cash equivalents include money market funds, which are valued based on NAV. Other assets were classified in the fair value hierarchy based on the lowest level input (e.g., quoted prices and observable inputs) that is significant to the fair value measure in its entirety.

(8)
Includes primarily unsettled transactions, international insured contracts, and derivative instruments. Such unsettled transactions relate primarily to fixed income securities settled in the first quarter of fiscal year 2017.

Changes in fair value measurements of Level 3 investments were as follows:

	For the fiscal year ended October 31, 2016
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans					Post-Retirement Benefit Plans
	Corporate Debt	Alternative Investments	Total	Non U.S. Equities	Alternative Investments	Insurance Group Annuities	Other	Total	Alternative Investments
	In millions
Beginning balance at October 31, 2015	$31	$1,291	$1,322	$15	$16	$3	$7	$41	$253
Actual return on plan assets:
Relating to assets still held at the reporting date	—	(128)	(128)	—	—	—	—	—	(9)
Relating to assets sold during the period	—	131	131	—	—	—	—	—	14
Purchases, sales, and settlements (net)	(9)	(267)	(276)	—	—	—	—	—	(39)
Transfers in and/or out of Level 3	(22)	—	(22)	(8)	(5)	(2)	2	(13)	—
Ending balance at October 31, 2016	$—	$1,027	$1,027	$7	$11	$1	$9	$28	$219

The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2015.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Retirement and Post-Retirement Benefit Plan (Continued)

	As of October 31, 2015
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities(1)	$2,100	$60	$—	$2,160	$120	$97	$15	$232	$—	$1	$—	$1
Debt securities(2)
Corporate	—	3,198	31	3,229	—	260	—	260	—	28	—	28
Government	—	1,712	—	1,712	—	59	—	59	—	39	—	39
Alternative Investments(3)	—	—	1,291	1,291	—	2	16	18	—	—	253	253
Common Contractual Funds(4)	—	1,837	—	1,837	—	182	—	182	—	—	—	—
Real Estate Funds	—	—	—	—	2	25	—	27	—	—	—	—
Insurance Group Annuity Contracts	—	—	—	—	—	5	3	8	—	—	—	—
Common Collective Trusts and 103-12 Investment Entities(5)	—	756	—	756	—	4	—	4	—	59	—	59
Registered Investment Companies(6)	38	176	—	214	30	—	—	30	52	3	—	55
Cash and Cash Equivalents(7)	5	71	—	76	18	—	—	18	4	3	—	7
Other(8)	(153)	(45)	—	(198)	7	1	7	15	(8)	—	—	(8)
Total	$1,990	$7,765	$1,322	$11,077	$177	$635	$41	$853	$48	$133	$253	$434

(1)	Investments in publicly-traded equity securities are valued using the closing price on the measurement date as reported on the stock exchange on which the individual securities are traded.

(2)
The fair value for corporate, government and asset-backed debt securities is based on observable inputs of comparable market transactions. For corporate and government debt securities traded on active exchanges, fair value is based on observable quoted prices. Also included in this category is debt issued by national, state and local governments and agencies.

(3)
Alternative Investments primarily include private equities and hedge funds. The valuation of alternative investments, such as limited partnerships and joint ventures, may require significant management judgment. For alternative investments, valuation is based on NAV as reported by the Asset Manager and adjusted for cash flows, if necessary. In making such an assessment, a variety of factors are reviewed by management, including but not limited to the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager. Depending on the amount of management judgment, the lack of near-term liquidity, and the absence of quoted market prices, these assets are classified in Level 2 or Level 3 of the fair value hierarchy. Further, depending on how quickly HP can redeem its hedge fund investments, and the extent of any adjustments to NAV, hedge funds are classified in either Level 2 or Level 3 of the fair value hierarchy.

•
Private equities include limited partnerships such as equity, buyout, venture capital, real estate and other similar funds that invest in the United States and internationally where foreign currencies are hedged.

•
Hedge funds include limited partnerships that invest both long and short primarily in common stocks and credit, relative value, event driven equity, distressed debt and macro strategies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks and bonds, and from a net long position to a net short position.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Retirement and Post-Retirement Benefit Plan (Continued)

(4)
The Common Contractual Fund is an investment arrangement in which institutional investors pool their assets. Units may be acquired in six different sub-funds focused on equities, fixed income, alternative investments and emerging markets. Each sub-fund is invested in accordance with the fund’s investment objective and units are issued in relation to each sub-fund. While the sub-funds are not publicly traded, the custodian strikes a net asset value either once or twice a month, depending on the sub-fund. These assets are valued at NAV and classified in Level 2 of the fair value hierarchy.

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

(7)
Includes cash and cash equivalents such as short-term marketable securities. Cash and cash equivalents include money market funds, which are valued based on NAV. Other assets were classified in the fair value hierarchy based on the lowest level input (e.g., quoted prices and observable inputs) that is significant to the fair value measure in its entirety.

(8)
Includes primarily unsettled transactions, international insured contracts, and derivative instruments. Such unsettled transactions relate primarily to fixed income securities settled in the first quarter of fiscal year 2016.

Changes in fair value measurements of Level 3 investments were as follows:

	For the fiscal year ended October 31, 2015
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans					Post-Retirement Benefit Plans
	Corporate Debt	Alternative Investments	Total	Non U.S. Equities	Alternative Investments	Insurance Group Annuities	Other	Total	Alternative Investments
	In millions
Beginning balance at October 31, 2014	$7	$1,409	$1,416	$80	$160	$35	$—	$275	$272
Actual return on plan assets:
Relating to assets still held at the reporting date	—	(26)	(26)	(13)	(6)	(7)	—	(26)	(2)
Relating to assets sold during the period	—	144	144	—	(21)	—	—	(21)	46
Purchases, sales, and settlements (net)	24	(236)	(212)	—	(77)	—	—	(77)	(63)
Transfers in and/or out of Level 3	—	—	—	(52)	(40)	(25)	7	(110)	—
Ending balance at October 31, 2015	$31	$1,291	$1,322	$15	$16	$3	$7	$41	$253

Plan Asset Allocations

Refer to the fair value hierarchy table above for actual assets allocations across the benefit plans. The weighted-average target asset allocations across the benefit plans represented in the fair value tables above were as follows:

	2016 Target Allocation
Asset Category	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
Equity-related investments	53.9%	44.3%	67.7%
Debt securities	46.1%	38.8%	29.2%
Real estate	—	6.2%	2.0%
Cash and cash equivalents	—	2.7%	1.1%
Other	—	8.0%	—
Total	100.0%	100.0%	100.0%

Investment Policy

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Retirement and Post-Retirement Benefit Plan (Continued)

HP’s investment strategy is to seek a competitive rate of return relative to an appropriate level of risk depending on the funded status of each plan and the timing of expected benefit payments. The majority of the plans’ investment managers employ active investment management strategies with the goal of outperforming the broad markets in which they invest. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. A number of the plans’ investment managers are authorized to utilize derivatives for investment or liability exposures, and HP may utilize derivatives to effect asset allocation changes or to hedge certain investment or liability exposures.

The target asset allocation selected for each U.S. plan reflects a risk/return profile HP believes is appropriate relative to each plan’s liability structure and return goals. HP conducts periodic asset-liability studies for U.S. plans in order to model various potential asset allocations in comparison to each plan’s forecasted liabilities and liquidity needs. HP invests a portion of the U.S. defined benefit plan assets and post-retirement benefit plan assets in private market securities such as private equity funds to provide diversification and a higher expected return on assets.

Outside the United States, asset allocation decisions are typically made by an independent board of trustees for the specific plan. As in the United States, investment objectives are designed to generate returns that will enable the plan to meet its future obligations. In some countries, local regulations may restrict asset allocations, typically leading to a higher percentage of investment in fixed income securities than would otherwise be deployed. HP reviews the investment strategy and provides a recommended list of investment managers for each country plan, with final decisions on asset allocation and investment managers made by the board of trustees for the specific plan.

Basis for Expected Long-Term Rate of Return on Plan Assets

The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plan invests and the weight of each asset class in the target mix. Expected asset returns reflect the current yield on government bonds, risk premiums for each asset class and expected real returns which considers each country’s specific inflation outlook. Because HP’s investment policy is to employ primarily active investment managers who seek to outperform the broader market, the expected returns are adjusted to reflect the expected additional returns net of fees.

Future Contributions and Funding Policy

In fiscal year 2017, HP expects to contribute approximately $26 million to its non-U.S. pension plans, $33 million to cover benefit payments to U.S. non-qualified plan participants and $9 million to cover benefit claims for HP’s post-retirement benefit plans. HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

Estimated Future Benefits Payments

As of October 31, 2016, HP estimates that the future benefits payments for the retirement and post-retirement plans are as follows:

Fiscal year	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2017	$687	$27	$80
2018	635	24	61
2019	648	28	51
2020	674	29	47
2021	702	28	44
Next five fiscal years to October 31, 2026	3,685	188	167

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Stock-Based Compensation

HP’s stock-based compensation plans include incentive compensation plans and an employee stock purchase plan (“ESPP”).

Stock-Based Compensation Expense and Related Income Tax Benefits for Continuing Operations

Stock-based compensation expense and the resulting tax benefits for continuing operations were as follows:

	For the fiscal years ended October 31
	2016	2015	2014
	In millions
Stock-based compensation expense	$182	$212	$196
Income tax benefit	(63)	(62)	(65)
Stock-based compensation expense, net of tax	$119	$150	$131

In connection with the Separation and in accordance with the employee matters agreement, HP has made certain adjustments to the exercise price and number of stock-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the Separation. Exercisable and non-exercisable stock options have been converted to similar awards of the entity where the employee is working post-separation. Restricted stock unit awards and performance-contingent awards have been adjusted to provide holders with restricted stock units awards and performance-contingent awards in the c

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Stock-Based Compensation (Continued)

ompany that employs such employee following the Separation. The pre-tax stock-based compensation expense due to the adjustments was $2 million in fiscal year 2016. All outstanding restricted stock awards and stock options for employees transferred to Hewlett Packard Enterprise were cancelled in connection with the Separation. The restricted stock awards activity and stock options activity for fiscal years 2015 and 2014 in the tables below include discontinued operations, as the awards were not cancelled until the Separation became effective in the first quarter of fiscal year 2016.

In connection with the Separation, the Board of Directors approved amendments to certain outstanding long-term incentive awards on July 29, 2015. The amendments provided for the accelerated vesting on September 17, 2015 of certain stock-based awards that were otherwise scheduled to vest between September 18, 2015 and December 31, 2015. The pre-tax stock-based compensation expense due to the acceleration for continuing operations was approximately $23 million in fiscal year 2015.

Cash received from option exercises and purchases under the Hewlett-Packard Company 2011 Employee Stock Purchase Plan (the “2011 ESPP”) was $48 million in fiscal year 2016, $206 million in fiscal year 2015 and $143 million in fiscal year 2014. The benefit realized for the tax deduction from option exercises in fiscal years 2016, 2015 and 2014 was $9 million, $30 million and $9 million, respectively.

Stock-Based Incentive Compensation Plans

HP’s stock-based incentive compensation plans include equity plans adopted in 2004 and 2000, as amended (“principal equity plans”), as well as various equity plans assumed through acquisitions under which stock-based awards are outstanding. Stock-based awards granted from the principal equity plans include restricted stock awards, stock options and performance-based awards. Employees meeting certain employment qualifications are eligible to receive stock-based awards.

Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. Restricted stock awards and cash-settled awards are generally subject to forfeiture if employment terminates prior to the lapse of the restrictions. Such awards generally vest one to three years from the date of grant. During the vesting period, ownership of the restricted stock cannot be transferred. Restricted stock has the same dividend and voting rights as common stock and is considered to be issued and outstanding upon grant. The dividends paid on restricted stock are non-forfeitable. Restricted stock units do not have the voting rights of common stock, and the shares underlying restricted stock units are not considered issued and outstanding upon grant. However, shares underlying restricted stock units are included in the calculation of diluted net EPS. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. HP expenses the fair value of restricted stock awards ratably over the period during which the restrictions lapse. The majority of restricted stock

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Stock-Based Compensation (Continued)

units issued by HP contain only service vesting conditions. However, starting in fiscal year 2014, HP began granting performance-adjusted restricted stock units that vest only on the satisfaction of both service and market conditions prior to the expiration of the awards.

Stock options granted under the principal equity plans are generally non-qualified stock options, but the principal equity plans permit some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. Stock options generally vest over three to four years from the date of grant. The exercise price of a stock option is equal to the closing price of HP’s stock on the option grant date. The majority of stock options issued by HP contain only service vesting conditions. However, starting in fiscal year 2011, HP began granting performance-contingent stock options that vest only on the satisfaction of both service and market conditions prior to the expiration of the awards.

Restricted Stock Awards

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Stock-Based Compensation (Continued)

	For the fiscal years ended October 31
	2016	2015	2014
Weighted-average fair value(1)	$13	$47	$37
Expected volatility(2)	32.5%	33.6%	24.8%
Risk-free interest rate(3)	1.2%	1.0%	0.4%
Expected performance period in years(4)	2.9	2.9	1.3

(1)	The weighted-average fair value was based on performance-adjusted restricted stock units granted during the period.

(2)	The expected volatility was estimated using the historical volatility derived from HP’s common stock.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected performance period was estimated based on the length of the remaining performance period from the grant date.

A summary of restricted stock awards activity is as follows:

	As of October 31
	2016		2015		2014
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	29,717	$32	40,808	$24	32,262	$21
Granted and assumed through acquisition	29,286	$10	26,991	$35	26,036	$28
Vested	(4,161)	$13	(34,177)	$26	(14,253)	$24
Awards cancelled due to Separation	(23,926)	$32	—	$—	—	$—
Forfeited	(2,206)	$14	(3,905)	$29	(3,237)	$22
Outstanding at end of year	28,710	$13	29,717	$32	40,808	$24

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Stock-Based Compensation (Continued)

In fiscal year 2015, HP assumed approximately 8 million shares of restricted stock units through acquisition with a weighted-average grant date fair value of $33 per share.

The total grant date fair value of restricted stock awards vested in fiscal years 2016, 2015 and 2014 was $54 million, $889 million and $338 million, respectively. As of October 31, 2016, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards for continuing operations was $180 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Stock-Based Compensation (Continued)

	For the fiscal years ended October 31
	2016	2015	2014
Weighted-average fair value(1)	$4	$8	$7
Expected volatility(2)	36.2%	26.8%	33.1%
Risk-free interest rate(3)	1.8%	1.7%	1.8%
Expected dividend yield(4)	3.5%	1.8%	2.1%
Expected term in years(5)	6.0	5.9	5.7

(1)	The weighted-average fair value was based on stock options granted during the period.

(2)
For all awards granted in fiscal year 2016, expected volatility was estimated using the leverage-adjusted average of the term-matching volatilities of peer companies due to the lack of volume of forward traded options, which precluded the use of implied volatility. For all awards granted in fiscal year 2015, expected volatility was estimated using the implied volatility derived from options traded on HP’s common stock. For awards granted in fiscal year 2014, expected volatility for awards subject to service-based vesting was estimated using the implied volatility derived from options traded on HP’s common stock, whereas for performance-contingent awards, expected volatility was estimated using the historical volatility of HP’s common stock.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

(5)
For awards subject to service-based vesting, due to the lack of historical exercise and post-vesting termination patterns of the post-Separation employee base, the expected term was estimated using a simplified method for all awards granted in fiscal year 2016 and the expected term was estimated using historical exercise and post-vesting termination patterns for all awards granted in fiscal years 2015 and 2014; and for performance-contingent awards, the expected term represents an output from the lattice model.

A summary of stock options activity is as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Stock-Based Compensation (Continued)

	As of October 31
	2016				2015				2014
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	36,278	$26			57,853	$27			84,042	$27
Granted and assumed through acquisitions	25,425	$6			9,086	$36			9,575	$28
Exercised	(4,714)	$8			(12,845)	$19			(11,145)	$18
Awards cancelled due to Separation	(26,252)	$26			—	$—			—	$—
Forfeited/cancelled/expired	(2,519)	$17			(17,816)	$40			(24,619)	$31
Outstanding at end of year	28,218	$12	5.0	$73	36,278	$26	5.1	$153	57,853	$27	4.3	$629
Vested and expected to vest at end of year	26,850	$12	4.9	$71	34,973	$26	5.0	$152	54,166	$27	4.1	$571
Exercisable at end of year	15,418	$11	3.7	$62	25,630	$24	4.4	$146	30,459	$33	2.3	$197

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on the last trading day of fiscal years 2016, 2015 and 2014. The aggregate intrinsic value is the difference between HP’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in fiscal years 2016, 2015 and 2014 was $26 million, $214 million and $151 million, respectively. The total grant date fair value of options vested in fiscal years 2016, 2015 and 2014 was $11 million, $131 million and $82 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options:

	As of October 31, 2016
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
	In thousands	In years	In thousands
$0-$9.99	4,970	3.8	$7	4,964	$7
$10-$19.99	23,012	5.3	$14	10,218	$13
$20-$29.99	236	1.9	$23	236	$23
	28,218	5.0	$12	15,418	$11

As of October 31, 2016, total unrecognized pre-tax stock-based compensation expense related to stock options for continuing operations was $17 million, which is expected to be recognized over a weighted-average vesting period of 1.7 years.

Employee Stock Purchase Plan

HP sponsors the 2011 ESPP, pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP’s common stock.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Stock-Based Compensation (Continued)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Stock-Based Compensation (Continued)

Pursuant to the terms of the 2011 ESPP, employees purchase stock under the 2011 ESPP at a price equal to 95% of HP’s closing stock price on the purchase date. No stock-based compensation expense was recorded in connection with those purchases because the criteria of a non-compensatory plan were met.

Shares Reserved

Shares available for future grant and shares reserved for future issuance under the stock-based incentive compensation plans and the 2011 ESPP were as follows:

	As of October 31
	2016	2015	2014
	In thousands
Shares available for future grant	453,865	215,949	246,852
Shares reserved for future issuance	510,176	276,481	344,848

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Taxes on Earnings

Provision for Taxes

The domestic and foreign components of earnings from continuing operations before taxes were as follows:

	For the fiscal years ended October 31
	2016	2015	2014
	In millions
U.S.	$468	$216	$1,511
Non-U.S.	3,293	3,316	2,352
	$3,761	$3,532	$3,863
The provision for (benefit from) taxes on earnings from continuing operations was as follows:

	For the fiscal years ended October 31
	2016	2015	2014
	In millions
U.S. federal taxes:
Current	$439	$(2,206)	$232
Deferred	470	1,069	128
Non-U.S. taxes:
Current	288	431	598
Deferred	(123)	76	(26)
State taxes:
Current	(35)	362	129
Deferred	56	82	(122)
	$1,095	$(186)	$939

The differences between the U.S. federal statutory income tax rate and HP’s effective tax rate were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Taxes on Earnings (Continued)

	For the fiscal years ended October 31
	2016	2015	2014
U.S. federal statutory income tax rate from continuing operations	35.0%	35.0%	35.0%
State income taxes from continuing operations, net of federal tax benefit	1.1%	(6.1)%	0.5%
Lower rates in other jurisdictions, net	(9.3)%	(1.2)%	(11.6)%
Research and development (“R&D”) credit	(2.4)%	(0.2)%	(0.2)%
Valuation allowances	(1.2)%	(48.0)%	—
Uncertain tax positions	11.7%	11.1%	(1.6)%
Indemnification Related Items	(4.1)%	—	—
Other, net	(1.7)%	4.1%	2.2%
	29.1%	(5.3)%	24.3%

The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Puerto Rico, Singapore, China, Malaysia and Ireland. To the extent that HP plans to reinvest earnings of these jurisdictions indefinitely outside the United States, U.S. taxes have not been provided on those indefinitely reinvested earnings.

In fiscal year 2016, HP recorded $301 million of net income tax charges related to items unique to the year for continuing operations. These amounts primarily include uncertain tax positions charges of $525 million related to pre-separation tax matters. In addition, HP recorded $62 million of net tax benefits on restructuring and other charges, $52 million of net tax benefits related to the release of foreign valuation allowances and $41 million of net tax benefits arising from the retroactive research and development credit provided by the Consolidated Appropriations Act of 2016 signed into law in December 2015 and $70 million of other tax benefit.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Taxes on Earnings (Continued)

In fiscal year 2015, HP recorded $1.2 billion of net income tax benefits related to items unique to the year. These amounts included $1.7 billion of tax benefits due to a release of valuation allowances pertaining to certain U.S. deferred tax assets, $449 million of tax charges related to uncertain tax positions on pension transfers, $70 million of tax benefits related to state tax impacts, and $6 million of income tax charges related to various other items. In addition, HP recorded $33 million of income tax charges on restructuring and pension-related costs.

In fiscal year 2014, HP recorded $69 million of net income tax benefits related to items unique to the year. These amounts included $37 million of income tax benefits related to provision to return adjustments, $25 million of income tax charges related to state rate changes, $41 million of income tax benefits for adjustments related to uncertain tax positions, and $16 million of income tax benefits related to other items.

As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2027. The gross income tax benefits attributable to these actions and investments were estimated to be $341 million ($0.20 diluted net EPS) in fiscal year 2016, $322 million ($0.18 diluted net EPS) in fiscal year 2015 and $596 million ($0.31 diluted net EPS) in fiscal year 2014. The gross income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.

Uncertain Tax Positions

A reconciliation of unrecognized tax benefits is as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Taxes on Earnings (Continued)

	As of October 31
	2016	2015	2014
	In millions
Balance at beginning of year	$6,546	$1,545	$1,284
Increases:
For current year’s tax positions	468	2,102	166
For prior years’ tax positions	4,004	5,208	323
Decreases:
For prior years’ tax positions	(62)	(2,063)	(113)
Statute of limitations expirations	—	(46)	(41)
Settlements with taxing authorities	(98)	(200)	(74)
Balance at end of year	$10,858	$6,546	$1,545

As of October 31, 2016, the amount of unrecognized tax benefits was $10.9 billion, of which up to $3.9 billion would affect HP’s effective tax rate if realized. As of October 31, 2015 the amount of unrecognized tax benefits was $6.5 billion of which up to $3.2 billion would affect HP’s effective tax rate if realized. HP continues to record its tax liabilities related to uncertain tax positions and certain liabilities for which it has joint and several liability with Hewlett Packard Enterprise. During the twelve months ended October 31, 2016, as part of the Separation, HP distributed $732 million of liabilities related solely to uncertain tax positions associated with Hewlett Packard Enterprise. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Statements of Earnings. As of October 31, 2016, HP had accrued $193 million for interest and penalties.

HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete resolution of certain tax years with various tax authorities within the next 12 months. It is also possible that other federal, foreign and state tax issues may be concluded within the next 12 months. HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $2.5 billion within the next 12 months.

HP is subject to income tax in the United States and approximately 58 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The IRS is conducting an audit of HP’s 2009, 2010, 2011, 2012, 2013 and 2014 income tax returns. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Taxes on Earnings (Continued)

Reports (“RAR”) for its fiscal years 2001, 2002, 2006, 2007 and 2008 tax years. The proposed IRS adjustments for these tax years would, if sustained, reduce the benefits of tax refund claims HP has filed for net operating loss carrybacks to earlier fiscal years and tax credit carryforwards to subsequent years by approximately $377 million.

HP is waiting for the Ninth Circuit Court of Appeals to rule on HP’s appeal of an adverse U.S. Tax Court determination related to IRS adjustments for tax years 1999 through 2003. The U.S. Tax Court ruled in May 2012 against HP related to certain tax attributes claimed by HP for the tax years 1999 through 2003. HP appealed the U.S. Tax Court determination by filing a formal Notice of Appeal with the Ninth Circuit Court of Appeals. This case was argued before the Ninth Circuit in November 2016. The Ninth Circuit has not yet issue any determination in this Appeal.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Taxes on Earnings (Continued)

With respect to major state and foreign tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999. No material tax deficiencies have been assessed in major state or foreign tax jurisdictions as of the reporting period.

HP believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. HP regularly assesses the likely outcomes of these audits in order to determine the appropriateness of HP’s tax provision. HP adjusts its uncertain tax positions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular audit. However, income tax audits are inherently unpredictable and there can be no assurance that HP will accurately predict the outcome of these audits. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the Provision for taxes and therefore the resolution of one or more of these uncertainties in any particular period could have a material impact on net income or cash flows.

HP has not provided for U.S. federal income and foreign withholding taxes on $20.3 billion of undistributed earnings from non-U.S. operations as of October 31, 2016 because HP intends to reinvest such earnings indefinitely outside of the United States. If HP were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. HP will remit non-indefinitely reinvested earnings of its non-U.S. subsidiaries for which deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and HP determines that it is advantageous for business operations, tax or cash management reasons.

Deferred Income Taxes

The significant components of deferred tax assets and deferred tax liabilities were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Taxes on Earnings (Continued)

	As of October 31
	2016		2015
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss and credit carryforwards	$8,725	$—	$7,395	$(14)
Unremitted earnings of foreign subsidiaries	—	(5,179)	—	(5,112)
Inventory valuation	—	(12)	5	—
Intercompany transactions—profit in inventory	—	—	7	(110)
Intercompany transactions—excluding inventory	2,560	—	2,069	—
Fixed assets	274	—	692	(420)
Warranty	248	—	386	(6)
Employee and retiree benefits	592	—	1,728	(689)
Accounts receivable allowance	117	—	100	—
Intangible assets	23	(213)	—	(126)
Restructuring and other	17	—	19	—
Deferred revenue	206	—	201	(2)
Other	399	(99)	500	(116)
Gross deferred tax assets and liabilities	13,161	(5,503)	13,102	(6,595)
Valuation allowances	(8,520)	—	(7,114)	—
Net deferred tax assets and liabilities	$4,641	$(5,503)	$5,988	$(6,595)

In 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This guidance requires that deferred tax liabilities and a

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Taxes on Earnings (Continued)

ssets be classified as non-current in a classified statement of financial position. HP early adopted the FASB’s new accounting guidance prospectively for the interim period beginning November 1, 2015; thus, the prior reporting period was not retrospectively adjusted.

Current and long-term deferred tax assets and liabilities included in the Consolidated Balance Sheets as follows:

	As of October 31
	2016	2015
	In millions
Current deferred tax assets	$—	$1,047
Current deferred tax liabilities	—	(57)
Long-term deferred tax assets	254	216
Long-term deferred tax liabilities	(1,116)	(1,813)
Total	$(862)	$(607)

Excess tax benefits of approximately zero and $64 million were recorded resulting from the exercise of employee stock options and other employee stock programs during fiscal years 2016 and 2015. Tax deficits of approximately $43 million were recorded in fiscal year 2014. The historical statements of stockholders’ (deficit) equity have not been revised to reflect the effect of the Separation. For further information on discontinued operations, see Note 2, “Discontinued Operations”.

HP periodically engages in intercompany advanced royalty payment arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from U.S. GAAP treatment, deferred taxes are recognized. During fiscal year 2016, HP executed intercompany advanced royalty payment arrangements resulting in advanced payments of $1.2 billion. During fiscal year 2015, HP executed

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Taxes on Earnings (Continued)

intercompany advanced royalty payment arrangements resulting in advanced payments of $3.8 billion, while during fiscal year 2014, HP executed a multi-year intercompany licensing arrangement and an intercompany advanced royalty payment arrangement which resulted in combined advanced payments of $3.8 billion, the result of which was the recognition of zero net U.S. deferred tax assets in fiscal years 2016 and 2015 and $0.6 billion in fiscal year 2014. In these transactions, the payments were received in the United States from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, which is approximately 18 months for fiscal year 2016, 5 years for fiscal year 2015 and 15 years for fiscal year 2014. Intercompany royalty revenue is eliminated in consolidation.

Separation costs are expenses associated with HP’s plan to separate into two companies. HP recorded a deferred tax asset on these costs and expenses as they were incurred through fiscal year 2015. HP expected a portion of these deferred tax assets associated with separation costs and expenses to be non-deductible expenses, at the time the Separation was executed. Furthermore, HP has also concluded on the legal form of the Separation and in May 2015 announced that Hewlett Packard Enterprise was the spinnee in the United States. In order to reflect the impact of separation activities, HP recorded adjustments to certain deferred and prepaid tax assets as well as income tax liabilities reflecting the impact of separation related activities.

As of October 31, 2016, HP had $627 million, $2.0 billion and $25.3 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in state and foreign net operating loss carryforwards will begin to expire in fiscal year 2018 and amounts included in federal net operating loss carryforwards will begin to expire in 2030. HP also has capital loss carryforwards of approximately $197 million which will expire in 2021. HP has provided a valuation allowance of $87 million and $8.2 billion for deferred tax assets related to state and foreign net operating loss carryforwards, respectively, that HP does not expect to realize.

As of October 31, 2016, HP had recorded deferred tax assets for various tax credit carryforwards as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Taxes on Earnings (Continued)

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$6	$—	2022
U.S. R&D and other credits	2	—	2017
Tax credits in state and foreign jurisdictions	256	(137)	2017
Balance at end of year	$264	$(137)

Deferred Tax Asset Valuation Allowance

The deferred tax asset valuation allowance and changes were as follows:

	As of October 31
	2016	2015	2014
	In millions
Balance at beginning of year	$7,114	$8,231	$8,196
Income tax expense (benefit)	1,421	(2,183)	(14)
Other comprehensive income, currency translation and charges to other accounts	(15)	1,066	49
Balance at end of year	$8,520	$7,114	$8,231

Gross deferred tax assets at October 31, 2016, 2015 and 2014, were reduced by valuation allowances of $8.5 billion, $7.1 billion and $8.2 billion, respectively. Total valuation allowance increased by $1.4 billion in fiscal year 2016, associated primarily with foreign net operating losses, and decreased by $1.1 billion in fiscal year 2015, associated with the release of a valuation allowance against deferred tax assets in the United States, and increased by $35 million in fiscal 2014 associated primarily with foreign net operating losses.

Tax Matters Agreement and Other Income Tax Matters

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Taxes on Earnings (Continued)

In connection with the Separation, HP entered into the TMA with Hewlett Packard Enterprise effective on November 1, 2015 that governs the rights and obligations of HP and Hewlett Packard Enterprise for certain pre Separation tax liabilities. The TMA provides that HP and Hewlett Packard Enterprise will share certain pre Separation income tax liabilities. In certain jurisdictions, HP and Hewlett Packard Enterprise have joint and several liability for past income tax liabilities and accordingly, HP could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.

In addition, if the distribution of Hewlett Packard Enterprise’s common shares to HP stockholders is determined to be taxable, Hewlett Packard Enterprise and HP would share the tax liability equally, unless the taxability of the distribution is the direct result of action taken by either Hewlett Packard Enterprise or HP subsequent to the distribution in which case the party causing the distribution to be taxable would be responsible for any taxes imposed on the distribution.

Upon completion of the Separation on November 1, 2015, HP recorded net income tax indemnification receivables from Hewlett Packard Enterprise for certain income tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the TMA. The actual amount that Hewlett Packard Enterprise may be obligated to pay HP could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of October 31, 2016 was $1.6 billion. In connection with the TMA, Interest and other, net for fiscal year 2016 includes $472 million of changes in the tax indemnifications amounts.
Note 8: Balance Sheet Details

Balance sheet details were as follows:

Accounts Receivable, Net

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 8: Balance Sheet Details (Continued)

	As of October 31
	2016	2015
	In millions
Accounts receivable	$4,221	$4,905
Allowance for doubtful accounts	(107)	(80)
	$4,114	$4,825

The allowance for doubtful accounts related to accounts receivable and changes were as follows:

	As of October 31
	2016	2015	2014
	In millions
Balance at beginning of year	$80	$106	$182
Provision for doubtful accounts	65	19	(25)
Deductions, net of recoveries	(38)	(45)	(51)
Balance at end of year	$107	$80	$106

HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners in order to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk, to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the Consolidated Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Balance Sheets. The recourse obligations as of October 31, 2016, 2015 and 2014 were not material. As of October 31, 2016, 2015 and 2014, HP had $149 million, $93 million and $271 million, respectively, outstanding from the third parties, which is reported in Accounts receivable in the Consolidated Balance Sheets. The costs associated with the sales of trade receivables for fiscal year 2016 were not material.

The following is a summary of the activity under these arrangements:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 8: Balance Sheet Details (Continued)

	As of October 31
	2016	2015	2014
	In millions
Balance at beginning of year	$93	$271	$102
Trade receivables sold	8,222	6,512	5,680
Cash receipts	(8,160)	(6,671)	(5,491)
Foreign currency and other	(6)	(19)	(20)
Balance at end of year	$149	$93	$271

Inventory

	As of October 31
	2016	2015
	In millions
Finished goods	$3,103	$2,820
Purchased parts and fabricated assemblies	1,381	1,468
	$4,484	$4,288

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 8: Balance Sheet Details (Continued)

Other Current Assets

	As of October 31
	2016	2015
	In millions
Value-added taxes receivable	$795	$942
Supplier and other receivables	1,700	1,316
Prepaid and other current assets	1,087	1,193
Deferred tax assets(1)	—	1,047
	$3,582	$4,498

(1)	Effective November 1, 2015, HP prospectively adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” and as a result classified all deferred assets and liabilities as non-current.

Property, Plant and Equipment, Net

	As of October 31
	2016	2015
	In millions
Land, buildings and leasehold improvements	$2,421	$2,272
Machinery and equipment, including equipment held for lease	3,663	3,459
	6,084	5,731
Accumulated depreciation	(4,348)	(4,239)
	$1,736	$1,492

Depreciation expense was $316 million, $302 million and $344 million in fiscal years 2016, 2015 and 2014, respectively.

Other Non-Current Assets

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 8: Balance Sheet Details (Continued)

	As of October 31
	2016	2015
	In millions
Tax indemnifications receivable(1)	$1,591	$—
Deferred tax assets(2)	254	216
Other	1,339	1,376
	$3,184	$1,592

(1)	In connection with the TMA discussed under Note 7, “Taxes on Earnings”.

(2)	Effective November 1, 2015, HP prospectively adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” and as a result classified all deferred assets and liabilities as non-current.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 8: Balance Sheet Details (Continued)

Other Accrued Liabilities

	As of October 31
	2016	2015
	In millions
Other accrued taxes	$755	$1,007
Warranty	729	871
Sales and marketing programs	2,312	2,181
Other	1,922	2,182
	$5,718	$6,241

Other Non-Current Liabilities

	As of October 31
	2016	2015
	In millions
Pension, post-retirement, and post-employment liabilities	$2,705	$2,203
Deferred tax liability	1,116	1,813
Tax liability	1,910	1,803
Deferred revenue	865	812
Other	737	783
	$7,333	$7,414

Note 9: Goodwill

Goodwill allocated to HP’s reportable segments and changes in the carrying amount of goodwill were as follows:

	Personal Systems	Printing	Total
	In millions
Balance at October 31, 2014(1)	$2,588	$3,103	$5,691
Dispositions	—	(11)	(11)
Balance at October 31, 2015(1)	2,588	3,092	5,680
Acquisitions	5	—	5
Dispositions(2)	—	(63)	(63)
Balance at October 31, 2016(1)	$2,593	$3,029	$5,622

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 9: Goodwill (Continued)

(1)	Goodwill is net of accumulated impairment losses of $0.8 billion related to Corporate Investments.

(2)	Divestiture of technology assets, including licensing and distribution rights, for certain software offerings to Open Text Corporation. See Note 18, “Divestitures”.

Goodwill is tested for impairment at the reporting unit level. As of October 31, 2016, our reporting units are consistent with the reportable segments identified in Note 3, “Segment Information.” There were no goodwill impairments in fiscal years 2016 and 2015. HP will continue to evaluate goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

Level 3—Unobservable inputs for the asset or liability.

The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.

The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2016				As of October 31, 2015
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets
Cash Equivalents and Investments:
Time deposits	$—	$2,092	$—	$2,092	$—	$1,111	$—	$1,111
Money market funds	2,568	—	—	2,568	4,303	—	—	4,303
Marketable equity securities	5	4	—	9	6	3	—	9
Foreign bonds	—	—	—	—	—	42	—	42
Mutual funds	44	—	—	44	—	—	—	—
Other debt securities	—	2	—	2	—	2	—	2
Derivative Instruments:

Interest rate contracts	—	48	—	48	—	38	—	38
Foreign currency contracts	—	266	11	277	—	213	2	215
Other derivatives	—	—	—	—	—	5	—	5
Total assets	$2,617	$2,412	$11	$5,040	$4,309	$1,414	$2	$5,725
Liabilities
Derivative Instruments:
Interest rate contracts	$—	$—	$—	$—	$—	$—	$—	$—
Foreign currency contracts	—	94	1	95	—	302	2	304
Other derivatives	—	2	—	2	—	—	—	—
Total liabilities	$—	$96	$1	$97	$—	$302	$2	$304

There were no transfers between levels within the fair value hierarchy during fiscal years 2016 and 2015.

HP INC. AND SUBSIDIARIES
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

Derivative Instruments:  HP uses forward contracts, interest rate and total return swaps and at times, option contracts to hedge certain foreign currency and interest rate exposures. HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign exchange rates, and forward and spot prices for currencies and interest rates. See Note 11, “Financial Instruments” for a further discussion of HP’s use of derivative instruments.

Other Fair Value Disclosures

Short- and Long-Term Debt:  HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP’s short- and long-term debt was $7.1 billion at October 31, 2016 compared to its carrying amount of $6.8 billion at that date. The estimated fair value of HP’s short- and long-term debt approximated its carrying value of $8.9 billion at October 31, 2015. If measured at fair value in the Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

Other Financial Instruments:  For the balance of HP’s financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Consolidated Balance Sheets, these other financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.

Non-Marketable Equity Investments and Non-Financial Assets:  HP’s non-marketable equity investments and non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified in Level 3 of the fair value hierarchy.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Financial Instruments

Cash Equivalents and Available-for-Sale Investments

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Financial Instruments (Continued)

	As of October 31, 2016				As of October 31, 2015
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$2,092	$—	$—	$2,092	$1,111	$—	$—	$1,111
Money market funds	2,568	—	—	2,568	4,303	—	—	4,303
Total cash equivalents	4,660	—	—	$4,660	5,414	—	—	$5,414
Available-for-Sale Investments:

Equity securities in public companies	1	3	—	4	1	4	—	5
Foreign bonds	—	—	—	—	32	10	—	42
Mutual funds	35	9	—	44	—	—	—	—
Other debt securities	2	—	—	2	2	—	—	2
Total available-for-sale investments	38	12	—	50	35	14	—	49
Total cash equivalents and available-for-sale investments	$4,698	$12	$—	$4,710	$5,449	$14	$—	$5,463
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2016 and 2015, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $24 million in fiscal year 2016, $75 million in fiscal year 2015, and $72 million in fiscal year 2014. Time deposits were primarily issued by institutions outside the United States as of October 31, 2016 and 2015. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

There was no gross unrealized loss as of October 31, 2016 and 2015.

Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2016
	Amortized Cost	Fair Value
	In millions
Due in one year	$2	$2
Due in one to five years	—	—
Due in more than five years	35	44
	$37	$46

Equity securities in privately held companies include cost basis and equity method investments and are included in Other non-current assets in the Consolidated Balance Sheets. These amounted to $16 million and $13 million as of October 31, 2016 and 2015, respectively.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Financial Instruments (Continued)

hedges. Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Balance Sheets. HP classifies cash flows

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Financial Instruments (Continued)

from its derivative programs with the activities that correspond to the underlying hedged items in the Consolidated Statements of Cash Flows.

As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $2 million and $138 million as of October 31, 2016 and 2015, respectively, all of which were fully collateralized within two business days.

Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of October 31, 2016 and 2015.
Fair Value Hedges

HP enters into fair value hedges, such as interest rate swaps, to reduce the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar London Interbank Offered Rate (“LIBOR”)-based floating interest expense.

For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Consolidated Statements of Earnings in the period of change.

Cash Flow Hedges

HP uses forward contracts and at times, option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of revenue, operating expenses, and intercompany loans denominated in currencies other than the U.S. dollar. HP’s foreign currency cash flow hedges mature generally within twelve months; however, hedges related to longer term procurement arrangements extend several years and forward contracts associated with intercompany loans extend for the duration of the lease or loan term, which typically range from two to five years.

For derivative instruments that are designated and qualify as cash flow hedges, HP initially records changes in fair value for the effective portion of the derivative instrument in Accumulated other comprehensive loss as a separate component of stockholders’ (deficit) equity in the Consolidated Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of its cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item.

Net Investment Hedges

HP used forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency was the local currency. As part of the Separation, HP disposed of all these foreign subsidiaries and no longer utilizes net investment hedges. HP recorded the effective portion of such derivative instruments together with changes in the fair value of the hedged items in Cumulative translation adjustment as a separate component of stockholders’ (deficit) equity.

Other Derivatives

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Financial Instruments (Continued)

Other derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency-denominated balance sheet exposures. HP uses total return swaps to hedge its executive deferred compensation plan liability.

HP INC. AND SUBSIDIARIES
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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

The gross notional and fair value of derivative instruments in the Consolidated Balance Sheets was as follows:

	As of October 31, 2016					As of October 31, 2015
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$2,000	$—	$48	$—	$—	$3,175	$1	$37	$—	$—
Cash flow hedges:
Foreign currency contracts	11,852	203	63	52	12	10,859	171	10	165	79
Total derivatives designated as hedging instruments	13,852	203	111	52	12	14,034	172	47	165	79
Derivatives not designated as hedging instruments
Foreign currency contracts	3,934	11	—	31	—	8,955	33	1	37	23
Other derivatives	150	—	—	2	—	173	5	—	—	—
Total derivatives not designated as hedging instruments	4,084	11	—	33	—	9,128	38	1	37	23
Total derivatives	$17,936	$214	$111	$85	$12	$23,162	$210	$48	$202	$102

Offsetting of Derivative Instruments

HP recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of October 31, 2016 and 2015, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Financial Instruments (Continued)

	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Derivatives	Financial Collateral		Net Amount
	In millions
As of October 31, 2016
Derivative assets	$325	$—	$325	$88	$189	(1)	$48
Derivative liabilities	$97	$—	$97	$88	$2	(2)	$7
As of October 31, 2015
Derivative assets	$258	$—	$258	$162	$9	(1)	$87
Derivative liabilities	$304	$—	$304	$162	$—	(2)	$142

(1)
Represents the cash collateral posted by counterparties as of the respective reporting date for HP’s asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

(2)
Represents the collateral posted by HP through re-use of counterparty cash collateral as of the respective reporting date for HP’s liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

Effect of Derivative Instruments on the Consolidated Statements of Earnings

The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for fiscal years ended October 31, 2016, 2015 and 2014 was as follows:

	Gain (Loss) Recognized in Income on Derivative Instruments and Related Hedged Items
Derivative Instrument	Location	2016	2015	2014	Hedged Item	Location	2016	2015	2014
		In millions					In millions
Interest rate contracts	Interest and other, net	$10	$(12)	$1	Fixed-rate debt	Interest and other, net	$(10)	$12	$(1)

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for fiscal years ended October 31, 2016, 2015 and 2014 was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Financial Instruments (Continued)

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	2016	2015	2014	Location	2016	2015	2014
	In millions				In millions
Cash flow hedges:
Foreign currency contracts	$199	$610	$226	Net revenue	$20	$995	$(17)
				Cost of revenue	(84)	(156)	(74)
				Other operating expenses	1	(3)	—
				Interest and other, net	—	(4)	—
Continuing Operations	199	610	226	Earnings from continuing operations	(63)	832	(91)
Discontinued Operations	—	481	111	(Loss) earnings from discontinued operations	—	480	(60)
Total	$199	$1,091	$337	Total	$(63)	$1,312	$(151)
Net investment hedges:
Foreign currency contracts				Interest and other, net
Continuing Operations	$—	$—	$—	Continuing Operations	$—	$—	$—
Discontinued Operations	—	228	57	Discontinued Operations	—	—	—
Total	$—	$228	$57	Total	$—	$—	$—

As of October 31, 2016, 2015 and 2014, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material for fiscal years 2016, 2015 and 2014.

As of October 31, 2016, HP expects to reclassify an estimated net Accumulated other comprehensive income of approximately $139 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Earnings for fiscal years 2016, 2015 and 2014 was as follows:

	Gain (Loss) Recognized in Income on Derivatives
	Location	2016	2015	2014
		In millions
Foreign currency contracts	Interest and other, net	$(34)	$293	$(63)
Other derivatives	Interest and other, net	(6)	(1)	—
Total		$(40)	$292	$(63)

Note 12: Borrowings

Notes Payable and Short-Term Borrowings

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Borrowings (Continued)

	As of October 31
	2016		2015
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Current portion of long-term debt(1)	$51	4.1%	$2,160	3.3%
Notes payable to banks, lines of credit and other(2)	27	2.0%	34	4.7%
	$78		$2,194

(1)	During the month of November 2015, HP redeemed and repaid $2.1 billion of fixed-rate U.S. Dollar Global Notes.

(2)	As of October 31, 2016, HP and HP’s subsidiaries had available borrowing resources of $822 million from uncommitted lines of credit for short-term or long-term financing.

Long-Term Debt

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Borrowings (Continued)

	As of October 31
	2016	2015
	In millions
U.S. Dollar Global Notes(1)(2)
2006 Shelf Registration Statement:
$500 issued at discount to par at a price of 99.694% in February 2007 at 5.4%, due March 2017, paid November 2015	$—	$162
$750 issued at discount to par at a price of 99.932% in March 2008 at 5.5%, due March 2018, paid November 2015	—	283
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	648	648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,498	1,497
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
$650 issued at discount to par at a price of 99.911% in December 2010 at 2.2%, due December 2015, paid November 2015	—	309
$1,000 issued at discount to par at a price of 99.958% in May 2011 at 2.65%, due June 2016, paid November 2015	—	346
$1,300 issued at discount to par at a price of 99.784% in September 2011 at 3.0%, due September 2016, paid November 2015	—	390
$850 issued at discount to par at a price of 99.790% in December 2011 at 3.3%, due December 2016, paid November 2015	—	220
$1,500 issued at discount to par at a price of 99.985% in March 2012 at 2.6%, due September 2017, paid November 2015	—	436
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	102	102
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	300	300
	6,493	8,638
Other, including capital lease obligations, at 0.51%-8.30%, due in calendar years 2015-2024	244	96
Fair value adjustment related to hedged debt	72	103
Less: current portion	(51)	(2,160)
Total long-term debt	$6,758	$6,677

(1)	HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.

(2)	HP redeemed and repaid $2.1 billion aggregate principal amount outstanding of its U.S. Dollar Global Notes during the month of November 2015.

As disclosed in Note 11, “Financial Instruments”, HP uses interest rate swaps to mitigate some of the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.

Interest expense on borrowings recognized as “Interest and other, net” on the Consolidated Statements of Earnings during the fiscal years of 2016, 2015 and 2014 was $273 million, $167 million and $167 million, respectively.

As of October 31, 2016, aggregate future maturities of debt at face value (excluding a fair value adjustment related to hedged debt of $72 million and a discount on debt issuance of $7 million), including capital lease obligations were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Borrowings (Continued)

Fiscal year	In millions
2017	$78
2018	66
2019	447
2020	38
2021	2,920
Thereafter	3,222
Total	$6,771
Extinguishment of Debt

During the month of November 2015, HP redeemed and repaid a total of $2.1 billion fixed-rate U.S. Dollar Global Notes.

Commercial Paper

On November 1, 2015, HP’s Board of Directors authorized HP to borrow up to a total outstanding principal balance of $4.0 billion or the equivalent in foreign currencies for the use and benefit of HP and HP’s subsidiaries, by the issuance of commercial paper or through the execution of promissory notes, loan agreements, letters of credit, agreements for lines of credit or overdraft facilities. As of October 31, 2016, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $4.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $4.0 billion authorized by HP’s Board of Directors.

Credit Facility

As of October 31, 2016, HP maintained a $4.0 billion senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until April 2, 2019. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP’s external credit ratings. As of October 31, 2016, HP was in compliance with the financial covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources

As of October 31, 2016, HP’s and HP’s subsidiaries had available borrowing resources of $822 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facility discussed above.

Note 13: Stockholders’ (Deficit) Equity

Dividends

The stockholders of HP common stock are entitled to receive dividends when and as declared by HP’s Board of Directors. Dividends declared were $0.50 per share of common stock in fiscal year 2016, $0.67 per share of common stock in fiscal year 2015 and $0.61 per share of common stock in fiscal year 2014.

Share Repurchase Program

HP’s share repurchase program authorizes both open market and private repurchase transactions. In fiscal year 2016, HP executed share repurchases of 100 million shares. In fiscal year 2016, HP settled total shares for $1.2 billion

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 13: Stockholders’ (Deficit) Equity (Continued)

In fiscal year 2015, HP executed share repurchases of 75 million shares which included 0.5 million shares settled in November 2015. In fiscal year 2015, HP settled total shares for $2.9 billion. In fiscal year 2014, HP executed share repurchases of 92 million shares and settled total shares for $2.7 billion.

The shares repurchased in fiscal years 2016, 2015 and 2014 were all open market repurchase transactions. On October 10, 2016, the Board authorized an additional $3.0 billion for future repurchases of its outstanding shares of common stock. HP intends to use the additional authorization to repurchase its shares from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. As of October 31, 2016, HP had approximately $3.8 billion remaining under repurchase authorization.

Taxes related to Other Comprehensive (Loss) Income

	For the fiscal years ended October 31
	2016	2015	2014
	In millions
Tax (provision) benefit on change in unrealized gains (losses) on available-for-sale securities:
Tax (provision) benefit on unrealized gains (losses) arising during the period	$(3)	$2	$(1)
	(3)	2	(1)
Tax benefit (provision) on change in unrealized components of cash flow hedges:
Tax benefit (provision) on unrealized (losses) gains arising during the period	32	(294)	(174)
Tax (provision) benefit on (gains) losses reclassified into earnings	(1)	368	(18)
	31	74	(192)
Tax benefit on change in unrealized components of defined benefit plans:
Tax benefit on losses arising during the period	242	5	181
Tax provision on amortization of actuarial loss and prior service benefit	(12)	(18)	(18)
Tax (provision) benefit on curtailments, settlements and other	(213)	24	(9)
	17	11	154
Tax provision on change in cumulative translation adjustment	—	(73)	(27)
Tax benefit (provision) on other comprehensive (loss) income	$45	$14	$(66)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 13: Stockholders’ (Deficit) Equity (Continued)

Changes and reclassifications related to Other Comprehensive loss, net of taxes

	For the fiscal years ended October 31
	2016	2015	2014
	In millions
Other comprehensive loss, net of taxes:
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains arising during the period	$(2)	$(15)	$6
Gains reclassified into earnings	—	—	(1)
	(2)	(15)	5
Change in unrealized components of cash flow hedges:
Unrealized gains arising during the period	231	797	163
Losses (gain) reclassified into earnings(1)	62	(944)	133
	293	(147)	296
Change in unrealized components of defined benefit plans:
Losses arising during the period	(517)	(543)	(2,575)
Amortization of actuarial loss and prior service benefit	39	425	241
Curtailments, settlements and other	(30)	139	42
	(508)	21	(2,292)
Change in cumulative translation adjustment	—	(280)	(112)
Other comprehensive loss, net of taxes	$(217)	$(421)	$(2,103)

(1)	Reclassification of pre-tax (gains) losses on cash flow hedges into the Consolidated Statements of Earnings was as follows:

	For the fiscal years ended October 31
	2016	2015	2014
	In millions
Net revenue	$(20)	$(995)	$17
Cost of revenue	84	156	74
Other operating expenses	(1)	3	—
Interest and other, net	—	4	—
Earnings from continuing operations	63	(832)	91
(Loss) earnings from discontinued operations	—	(480)	60
Total	$63	$(1,312)	$151

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 13: Stockholders’ (Deficit) Equity (Continued)

The components of accumulated other comprehensive loss, net of taxes as of October 31, 2016 and changes during fiscal year 2016 were as follows:

	Net unrealized gain on available-for-sale securities	Net unrealized gain (loss) on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$66	$(39)	$(5,355)	$(974)	$(6,302)
Separation of Hewlett Packard Enterprise(1)	(55)	(68)	4,230	974	5,081
Other comprehensive (loss) income before reclassifications	(2)	231	(547)	—	(318)
Reclassifications of losses into earnings	—	62	39	—	101
Balance at end of period	$9	$186	$(1,633)	$—	$(1,438)

(1)	Represents amounts reclassified to retained earnings and distributed to Hewlett Packard Enterprise in connection with the Separation on November 1, 2015.
Note 14: Earnings Per Share

HP calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock awards, stock options, performance-based awards and shares purchased under the 2011 ESPP.

A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	For the fiscal years ended October 31
	2016	2015	2014
	In millions, except per share amounts
Numerator:
Net earnings from continuing operations	$2,666	$3,718	$2,924
Net (loss) earnings from discontinued operations	(170)	836	2,089
Net earnings(1)	$2,496	$4,554	$5,013
Denominator:
Weighted-average shares used to compute basic net EPS	1,730	1,814	1,882
Dilutive effect of employee stock plans	13	22	30
Weighted-average shares used to compute diluted net EPS	1,743	1,836	1,912
Basic net earnings (loss) per share:
Continuing operations	$1.54	$2.05	$1.55
Discontinued operations	(0.10)	0.46	1.11
Basic net earnings per share	$1.44	$2.51	$2.66
Diluted net earnings (loss) per share:
Continuing operations	$1.53	$2.02	$1.53
Discontinued operations	(0.10)	0.46	1.09
Diluted net earnings per share	$1.43	$2.48	$2.62
Anti-dilutive weighted-average options(2)	13	23	26

(1)
HP considers restricted stock that provides the holder with a non-forfeitable right to receive dividends to be participating securities. As of October 31, 2016 and 2015, there were no participating securities outstanding. For fiscal year 2014, the net earnings allocated to participating securities were not significant.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Earnings Per Share (Continued)

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

Note 15: Litigation and Contingencies

HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of October 31, 2016, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

Litigation, Proceedings and Investigations

Copyright Levies.  Proceedings are ongoing or have been concluded involving HP in certain European countries, including litigation in Belgium and other countries, seeking to impose or modify levies upon equipment (such as multifunction devices (“MFDs”) and PCs), alleging that these devices enable the production of private copies of copyrighted materials. The levies are generally based upon the number of products sold and the per-product amounts of the levies, which vary. Some European countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while other European countries have phased out levies or are expected to limit the scope of levy schemes and applicability in the digital hardware environment, particularly with respect to sales to business users. HP, other companies and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 15: Litigation and Contingencies (Continued)

Belgian one at issue in the main proceedings is incompatible with EU law on multiple legal points, as argued by HP. The Court of Appeal in Brussels now has to rule on the litigation between HP and Reprobel following the answers provided by the CJEU.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 15: Litigation and Contingencies (Continued)

Based on industry opposition to the extension of levies to digital products, HP’s assessments of the merits of various proceedings and HP’s estimates of the number of units impacted and the amounts of the levies, HP has accrued amounts that it believes are adequate to address the ongoing disputes.

Hewlett-Packard Company v. Oracle Corporation. On June 15, 2011, HP filed suit against Oracle Corporation (“Oracle”) in California Superior Court in Santa Clara County in connection with Oracle’s March 2011 announcement that it was discontinuing software support for HP’s Itanium-based line of mission critical servers. HP asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases. HP prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP’s Itanium-based servers for as long as HP decided to sell such servers. The second phase of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP’s damages claim infringed on Oracle’s First Amendment rights. On August 27, 2015, the California Court of Appeals rejected Oracle’s appeal. The matter was remanded to the trial court for the second phase of the trial, which began on May 23, 2016 and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP, awarding HP approximately $3.0 billion in damages, which included approximately$1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for HP for this amount with interest accruing until the judgment is paid. Oracle has filed a motion for a new trial and has publicly stated that it will appeal the jury’s verdict. HP expects that any appeals process could take several years to complete. Litigation is unpredictable, and there can be no assurance that HP will recover damages, or that any award of damages will be for the amount awarded by the jury’s verdict. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the Separation.

Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a workforce reduction (“WFR”) plan on or after May 23, 2012 and who were 40 years of age or older. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after May 23, 2012. On November 14, 2016, the defendants filed a partial motion to dismiss and a motion to compel arbitration as to one plaintiff.  On November 15, 2016, the defendants filed a motion to strike the class definition so as to shorten the class period.

India Directorate of Revenue Intelligence Proceedings.  On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the “DRI”) issued show cause notices to Hewlett-Packard India Sales Private Limited (“HP India”), a subsidiary of HP, seven HP India employees and one former HP India employee alleging that HP India underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. Prior to the issuance of the show cause notices, HP India deposited approximately $16 million with the DRI and agreed to post a provisional bond in exchange for the DRI’s agreement to not seize HP India products and spare parts and to not interrupt the transaction of business by HP India.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 15: Litigation and Contingencies (Continued)

HP India filed appeals of the Commissioner’s orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner’s orders. The Customs Tribunal rejected HP India’s request to remand the matter to the Commissioner on procedural grounds. The hearings scheduled to reconvene on April 6, 2015 and again on November 3, 2015 and April 11, 2016 were cancelled at the request of the Customs Tribunal. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise’s businesses.

Russia GPO and Other Anti-Corruption Investigations.  The German Public Prosecutor’s Office (“German PPO”) has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the General Prosecutor’s Office of the Russian Federation. The approximately $35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network. The German PPO issued an indictment of four individuals, including one current and two former HP employees, on charges including bribery, breach of trust and tax evasion. The German PPO also requested that HP be made an associated party to the case, and, if that request is granted, HP would participate in any portion of the court proceedings that could ultimately bear on the question of whether HP should be subject to potential disgorgement of profits based on the conduct of the indicted current and former employees. The Regional Court of Leipzig will determine whether the matter should be admitted to trial. The Polish Central Anti-Corruption Bureau is also investigating potential corrupt actions by a former employee of Hewlett-Packard Polska Sp. z o.o., a former indirect subsidiary of HP, in connection with certain public-sector transactions in Poland. Criminal proceedings are pending before the Regional Court in Warsaw against a number of individuals, including the former employee of Hewlett-Packard Polska Sp. Z o.o, on charges of bribery and bid-rigging. HP is cooperating with these investigating agencies.

Cement & Concrete Workers District Council Pension Fund v. Hewlett-Packard Company, et al. is a putative securities class action filed on August 3, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from November 13, 2007 to August 6, 2010 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making statements regarding HP’s Standards of Business Conduct (“SBC”) that were false and misleading because Mr. Hurd, who was serving as HP’s Chairman and Chief Executive Officer during that period, had been violating the SBC and concealing his misbehavior in a manner that jeopardized his continued employment with HP. On February 7, 2013, the defendants moved to dismiss the amended complaint. On August 9, 2013, the court granted the defendants’ motion to dismiss with leave to amend the complaint by September 9, 2013. The plaintiff filed an amended complaint on September 9, 2013, and the defendants moved to dismiss that complaint on October 24, 2013. On June 25, 2014, the court issued an order granting the defendants’ motions to dismiss and on July 25, 2014, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On November 4, 2014, the plaintiff-appellant filed its opening brief in the United States Court of Appeals for the Ninth Circuit. HP filed its answering brief on January 16, 2015 and the plaintiff-appellant’s reply brief was filed on March 2, 2015. The appellate court heard oral argument on July 7, 2016.

Class Actions re Authentication of Supplies

Four purported consumer class actions have been filed against HP, arising out of the supplies authentication protocol in certain OfficeJet printers.  This authentication protocol rejects some third-party ink cartridges that use non-HP security chips.

On September 23, 2016, Bayse v. HP, Inc. was filed in the United States District Court for the Northern District of Alabama alleging claims for injunctive relief, negligence and/or wantonness, breach of warranty, and violations of the Sherman Act - 15 U.S.C. § 1, et seq.  Plaintiffs seek to certify a class of all persons in the United States who purchased and/or otherwise owned a printer manufactured and/or sold by HP in the OfficeJet, OfficeJet Pro and/or OfficeJet Pro X line of printers, any time between September 18, 2009 and September 18, 2016.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 15: Litigation and Contingencies (Continued)

On September 28, 2016, Doty v. HP, Inc. was filed in the United States District Court for the Central District of California alleging claims for violations of California’s False Advertising Law, Cal. Bus. & Prof. Code § 17500, et seq. and Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.  Plaintiffs added a claim under the Consumer Legal Remedies Act, Cal. Civ. Code § 1750, et seq. on October 31, 2016.  Plaintiffs seek to certify a class of all United States citizens who, between the applicable statute of limitations and the present, had an HP printer that was modified to reject third party-ink cartridges.

On October 7, 2016, San Miguel v. HP Inc. was filed in the United States District Court for the Northern District of California alleging claims for violation of California’s Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq. and for unjust enrichment.  Plaintiffs seek to certify a class of all persons in the United States who own one or more HP printer or device in any of the following categories:  OfficeJet 6220 series; OfficeJet Pro 6230 series; OfficeJet 6820 series; OfficeJet Pro 6830 series; OfficeJet 8600 series; and OfficeJet Pro X series.

On November 9, 2016, Ware v. HP Inc. was filed in the United States District Court for the Northern District of California alleging claims for violation of California’s Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq. and for unjust enrichment.  Plaintiffs seek to certify a class of all persons in the United States who own one or more HP printer or device in any of the following categories:  OfficeJet 6220 series; OfficeJet Pro 6230 series; OfficeJet 6820 series; OfficeJet Pro 6830 series; OfficeJet 8600 series; and OfficeJet Pro X series.

Autonomy-Related Legal Matters

Investigations.  As a result of the findings of an ongoing investigation, HP has provided information to the U.K. Serious Fraud Office, the U.S. Department of Justice (“DOJ”) and the SEC related to the accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred prior to and in connection with HP’s acquisition of Autonomy. On January 19, 2015, the U.K. Serious Fraud Office notified HP that it was closing its investigation and had decided to cede jurisdiction of the investigation to the U.S. authorities. On November 14, 2016, the DOJ announced that a federal grand jury indicted Sushovan Hussain, the former CFO of Autonomy, on charges of conspiracy to commit wire fraud and multiple counts of wire fraud.  The indictment alleges that Hussain engaged in a scheme to defraud purchasers and sellers of securities of Autonomy and HP about the true performance of Autonomy’s business, its financial condition, and its prospects for growth.  On November 15, 2016, the SEC announced that Stouffer Egan, the former CEO of Autonomy’s US-based operations, settled charges relating to his participation in an accounting scheme to meet internal sales targets and analyst revenue expectations.  HP is continuing to cooperate with the ongoing enforcement actions.

Litigation.  As described below, HP is involved in various stockholder litigation relating to, among other things, its October 2011 acquisition of Autonomy and its November 20, 2012 announcement that it recorded a non-cash charge for the impairment of goodwill and intangible assets within Hewlett Packard Enterprise’s software segment of approximately $8.8 billion in the fourth quarter of its 2012 fiscal year and HP’s statements that, based on HP’s findings from an ongoing investigation, the majority of this impairment charge related to accounting improprieties, misrepresentations to the market and disclosure failures at Autonomy that occurred prior to and in connection with HP’s acquisition of Autonomy and the impact of those improprieties, failures and misrepresentations on the expected future financial performance of the Autonomy business over the long term. This stockholder litigation was commenced against, among others, certain current and former HP executive officers, certain current and former members of HP’s Board of Directors and certain advisors to HP. The plaintiffs in these litigation matters are seeking to recover certain compensation paid by HP to the defendants and/or other damages. Pursuant to the separation and distribution agreement, HP and Hewlett Packard Enterprise share equally the cost and any damages arising from these litigation matters. These matters include the following:

•In re Hewlett-Packard Shareholder Derivative Litigation (the “Federal Court Derivative Action”) consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP’s acquisition of Autonomy and the financial performance of HP’s enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP’s acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 15: Litigation and Contingencies (Continued)

enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP’s acquisition of Autonomy and Autonomy’s Intelligent Data Operating Layer technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in “abuse of control” over HP, corporate waste and were unjustly enriched. The litigation was stayed until June 2014. The lead plaintiff filed a stipulation of proposed settlement on June 30, 2014. The court declined to grant preliminary approval to this settlement, and, on December 19, 2014, also declined to grant preliminary approval to a revised version of the settlement. On January 22, 2015, the lead plaintiff moved for preliminary approval of a further revised version of the settlement. On March 13, 2015, the court issued an order granting preliminary approval to the settlement. On July 24, 2015, the court held a hearing to entertain any remaining objections to the settlement and decide whether to grant final approval of the settlement. On July 30, 2015, the court granted final approval to the settlement and denied all remaining objections to the settlement. Three objectors to the settlement appealed the court’s final approval order to the Ninth Circuit. Plaintiffs-appellants filed their opening briefs on December 30, 2015. HP’s response brief was filed on February 29, 2016, and the reply briefs were filed on May 12, 2016.

•Autonomy Corporation Limited v. Michael Lynch and Sushovan Hussain. On April 17, 2015, four HP subsidiaries (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain. The Particulars of Claim seek damages in excess of $5 billion from Messrs. Lynch and Hussain for breach of their fiduciary duties by causing Autonomy group companies to engage in improper transactions and accounting practices. On October 1, 2015, Messrs. Lynch and Hussain filed their defenses. Mr. Lynch also filed a counterclaim against Autonomy Corporation Limited seeking $160 million in damages, among other things, for alleged misstatements regarding Lynch. The HP subsidiary claimants filed their replies to the defenses and the asserted counter-claim on March 11, 2016.

•In re HP ERISA Litigation consists of three consolidated putative class actions filed beginning on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 18, 2011 to November 22, 2012, the defendants breached their fiduciary obligations to HP’s 401(k) Plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of the Employee Retirement Income Security Act of 1974, as amended, by concealing negative information regarding the financial performance of Autonomy and HP’s enterprise services business and by failing to restrict participants from investing in HP stock. On August 16, 2013, HP filed a motion to dismiss the lawsuit. On March 31, 2014, the court granted HP’s motion to dismiss this action with leave to amend. On July 16, 2014, the plaintiffs filed a second amended complaint containing substantially similar allegations and seeking substantially similar relief as the first amended complaint. On June 15, 2015, the court granted HP’s motion to dismiss the second amended complaint in its entirety and denied plaintiffs leave to file another amended complaint. On July 2, 2015, plaintiffs appealed the court’s order to the United States Court of Appeals for the Ninth Circuit.

Environmental

HP’s operations and products are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of HP’s products and the recycling, treatment and disposal of those products. In particular, HP faces increasing complexity in its product design and procurement operations as it adjusts to new and future requirements relating to the chemical and materials composition of its products, their safe use, and the energy consumption associated with those products, including requirements relating to climate change. HP is also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as “product take-back legislation”). HP could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws or if its products become noncompliant with environmental laws. HP’s potential exposure includes fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean-up costs. The amount and timing of costs to comply with environmental laws are difficult to predict.

HP is party to, or otherwise involved in, proceedings brought by U.S. or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), known as “Superfund,” or state laws

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 15: Litigation and Contingencies (Continued)

HP INC. AND SUBSIDIARIES
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
Note 16: Guarantees, Indemnifications and Warranties

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

Indemnifications

In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. HP also provides indemnifications to certain vendors and customers against claims of IP infringement made by third parties arising from the vendors’ and customers’ use of HP’s software products and services and certain other matters. Some indemnifications may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

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

For information on the cross-indemnifications related to the tax matter agreements and litigations effective upon the Separation on November 1, 2015, see Note 7, “Taxes on Earnings” and Note 15, “Litigation and Contingencies”, respectively.

Warranties

HP accrues the estimated cost of product warranties at the time it recognizes revenue. HP engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however,

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 16: Guarantees, Indemnifications and Warranties (Continued)

contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failures outside of HP’s baseline experience, affect the estimated warranty obligation.

HP’s aggregate product warranty liabilities and changes were as follows:

	As of October 31
	2016	2015
	In millions
Balance at beginning of year	$1,184	$1,385
Accruals for warranties issued	966	1,134
Adjustments related to pre-existing warranties (including changes in estimates)	(23)	(16)
Settlements made (in cash or in kind)	(1,147)	(1,319)
Balance at end of year	$980	$1,184

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 17: Commitments

Lease Commitments

HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense from continuing operations was approximately $0.2 billion in each of fiscal years 2016, 2015 and 2014.

As of October 31, 2016, future minimum operating lease commitments were as follows:

Fiscal year	In millions
2017	$199
2018	204
2019	175
2020	136
2021	75
Thereafter	279
Less: Sublease rental income	(218)
Total	$850

Unconditional Purchase Obligations

As of October 31, 2016, HP had unconditional purchase obligations of $249 million. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancelable without penalty.

As of October 31, 2016, future unconditional purchase obligations were as follows:

Fiscal year	In millions
2017	$63
2018	61
2019	38
2020	38
2021	38
Thereafter	11
Total	$249

Note 18: Divestitures
During fiscal year 2016, HP entered into agreements to divest certain technology assets, including licensing and distribution rights, for certain software offerings to Open Text Corporation, an enterprise information management company for $475 million. These divestitures were substantially completed during the fourth quarter of fiscal year 2016. The technology assets sold were previously reported within the Commercial Hardware business unit within the Printing segment. The total gain recognized from the divestitures was $401 million. The gains associated with these divestitures were included in Selling, general and administrative expenses in the Consolidated Statements of Earnings.

HP INC. AND SUBSIDIARIES
Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	For the three-month fiscal periods ended in fiscal year 2016
	January 31	April 30	July 31	October 31
Net revenue	$12,246	$11,588	$11,892	$12,512
Cost of revenue	9,961	9,338	9,720	10,221
Research and development	292	301	298	318
Selling, general and administrative	1,037	1,002	719	1,082
Restructuring and other charges	20	100	36	49
Amortization of intangible assets	8	6	2	—
Defined benefit plan settlement charges	—	—	—	179
Total costs and expenses	11,318	10,747	10,775	11,849
Earnings from continuing operations	928	841	1,117	663
Interest and other, net	(94)	(5)	(36)	347
Earnings from continuing operations before taxes	834	836	1,081	1,010
Provision for taxes	(184)	(176)	(238)	(497)
Net earnings from continuing operations	650	660	843	513
Net loss from discontinued operations	(58)	(31)	(60)	(21)
Net earnings	$592	$629	$783	$492
Net earnings (loss) per share:(1)
Basic
Continuing operations	$0.37	$0.38	$0.49	$0.30
Discontinued operations	(0.04)	(0.01)	(0.03)	(0.01)
Total basic net earnings per share	$0.33	$0.37	$0.46	$0.29
Diluted
Continuing operations	$0.36	$0.38	$0.49	$0.30
Discontinued operations	(0.03)	(0.02)	(0.04)	(0.02)
Total diluted net earnings per share	$0.33	$0.36	$0.45	$0.28
Cash dividends paid per share	$0.12	$0.12	$0.12	$0.12
Range of per share stock prices on the New York Stock Exchange
Low	$9.24	$8.91	$11.31	$13.55
High	$14.82	$12.96	$14.27	$15.88

	For the three-month fiscal periods ended in fiscal year 2015
	January 31	April 30	July 31	October 31
Net revenue	$13,858	$12,977	$12,362	$12,266
Cost of revenue	11,173	10,415	10,036	9,900
Research and development	304	305	300	282
Selling, general and administrative	1,222	1,228	1,058	1,212
Amortization of intangible assets	27	25	24	26
Restructuring and other charges	14	7	1	41
Defined benefit plan settlement (credits) charges	—	—	(64)	7
Total costs and expenses	12,740	11,980	11,355	11,468
Earnings from continuing operations	1,118	997	1,007	798
Interest and other, net	(121)	(78)	(90)	(99)
Earnings from continuing operations before taxes	997	919	917	699
(Provision for) benefit from taxes	(227)	(186)	(217)	816
Net earnings from continuing operations	770	733	700	1,515
Net earnings (loss) from discontinued operations	596	278	154	(192)
Net earnings	$1,366	$1,011	$854	$1,323
Net earnings (loss) per share:(1)
Basic
Continuing operations	$0.42	$0.41	$0.39	$0.84
Discontinued operations	0.33	0.15	0.08	(0.11)
Total basic net earnings per share	$0.75	$0.56	$0.47	$0.73
Diluted
Continuing operations	$0.41	$0.40	$0.39	$0.83
Discontinued operations	0.32	0.15	0.08	(0.10)
Total diluted net earnings per share	$0.73	$0.55	$0.47	$0.73
Cash dividends paid per share	$0.16	$0.16	$0.18	$0.18
Range of per share stock prices on the New York Stock Exchange
Low	$35.77	$31.00	$29.52	$24.30
High	$41.10	$38.86	$35.60	$30.78

(1)
Net EPS for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Hence, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
See Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which are incorporated herein by reference.
ITEM 9B. Other Information.
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The names of the executive officers of HP and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.
The following information is included in HP’s Proxy Statement related to its 2017 Annual Meeting of Stockholders to be filed within 120 days after HP’s fiscal year end of October 31, 2016 (the “Proxy Statement”) and is incorporated herein by reference:

•
Information regarding directors of HP who are standing for reelection and any persons nominated to become directors of HP is set forth under “Proposals to be Voted On—Proposal No. 1—Election of Directors.”

•	Information regarding HP’s Audit Committee and designated “audit committee financial experts” is set forth under “Board Structure and Committee Composition—Audit Committee.”

•
Information on HP’s code of business conduct and ethics for directors, officers and employees, also known as the “Standards of Business Conduct,” and on HP’s Corporate Governance Guidelines is set forth under “Corporate Governance Principles and Board Matters.”

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance.”
ITEM 11. Executive Compensation.
The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding HP’s compensation of its named executive officers is set forth under “Executive Compensation.”

•	Information regarding HP’s compensation of its directors is set forth under “Director Compensation and Stock Ownership Guidelines.”

•	The report of HP’s HR and Compensation Committee is set forth under “HR and Compensation Committee Report on Executive Compensation.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Common Stock Ownership of Certain Beneficial Owners and Management.”

•
Information regarding HP’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information.”

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding transactions with related persons is set forth under “Transactions with Related Persons.”

•	Information regarding director independence is set forth under “Corporate Governance Principles and Board Matters—Director Independence.”

ITEM 14. Principal Accounting Fees and Services.
Information regarding principal accounting fees and services is set forth under “Principal Accounting Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
1.All Financial Statements:
The following financial statements are filed as part of this report under Item 8—“Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules:
All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.
3.Exhibits:
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

Date: December 15, 2016	HP INC.
	By:	/s/ CATHERINE A. LESJAK
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

Signature	Title(s)	Date

/s/ DION J. WEISLER	President and Chief Executive Officer (Principal Executive Officer)	December 15, 2016
Dion J. Weisler

/s/ CATHERINE A. LESJAK	Chief Financial Officer (Principal Financial Officer)	December 15, 2016
Catherine A. Lesjak

/s/ MARIE E. MYERS	Global Controller and Head of Finance Services (Principal Accounting Officer)	December 15, 2016
Marie E. Myers

/s/ AIDA ALVAREZ	Director	December 15, 2016
Aida Alvarez

/s/ SHUMEET BANERJI	Director	December 15, 2016
Shumeet Banerji

/s/ CARL BASS	Director	December 15, 2016
Carl Bass

/s/ ROBERT R. BENNETT	Director	December 15, 2016
Robert R. Bennett

/s/ CHARLES V. BERGH	Director	December 15, 2016
Charles V. Bergh

/s/ STACY BROWN-PHILPOT	Director	December 15, 2016
Stacy Brown-Philpot

/s/ STEPHANIE BURNS	Director	December 15, 2016
Stephanie Burns

/s/ MARY ANNE CITRINO	Director	December 15, 2016
Mary Anne Citrino

/s/ RAJIV L. GUPTA	Director	December 15, 2016
Rajiv L. Gupta

/s/ STACEY MOBLEY	Director	December 15, 2016
Stacey Mobley

/s/ SUBRA SURESH	Director	December 15, 2016
Subra Suresh

/s/ MARGARET C. WHITMAN	Director	December 15, 2016
Margaret C. Whitman

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.3	November 5, 2015
2(d)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
2(e)	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.5	November 5, 2015
2(f)	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.6	November 5, 2015
2(g)	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC.**	8-K	001-04423	2.7	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.2	July 25, 2016
4(a)	Senior Indenture between the Registrant and The Bank of New York Mellon Trust Company, National Association, as successor in interest to J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as Trustee, dated June 1, 2000.	S-3	333-134327	4.9	June 7, 2006
4(b)	Form of Subordinated Indenture.	S-3	333-30786	4.2	March 17, 2000
4(c)	Form of Registrant’s 3.750% Global Note due December 1, 2020 and form of related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	December 2, 2010
4(d)	Form of Registrant’s 4.300% Global Note due June 1, 2021 and form of related Officers’ Certificate.	8-K	001-04423	4.5 and 4.6	June 1, 2011
4(e)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(f)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(g)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012
4(h)	Form of Registrant’s 2.750% Global Note due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers’ Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(i)	Specimen certificate for the Registrant’s common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(d)	Registrant’s 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant’s Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant’s Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	March 10, 2008
10(k)	Form of Option Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(l)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
10(j)(j)	Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.	8-K	001-04423	10.1	November 5, 2015
10(k)(k)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 12, 2015
10(l)(l)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 12, 2015
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 12, 2015
10(n)(n)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(n)(n)	March 3, 2016
10(o)(o)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(o)(o)	March 3, 2016
10(p)(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(q)(q)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(t)(t)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(u)(u)	First Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.* †
9	None.
11	None.
12	Statements of Computation of Ratio of Earnings to Fixed Charges.†
13-14	None.
15	None.
18	None.
21	Subsidiaries of the Registrant as of November 1, 2015.†
22	None.
23	Consent of Independent Registered Public Accounting Firm.†
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(d)	Registrant’s 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant’s Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant’s Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	March 10, 2008
10(k)	Form of Option Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(l)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
10(j)(j)	Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.	8-K	001-04423	10.1	November 5, 2015
10(k)(k)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 12, 2015
10(l)(l)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 12, 2015
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 12, 2015
10(n)(n)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(n)(n)	March 3, 2016
10(o)(o)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(o)(o)	March 3, 2016
10(p)(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(q)(q)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(t)(t)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(u)(u)	First Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.* †
9	None.
11	None.
12	Statements of Computation of Ratio of Earnings to Fixed Charges.†
13-14	None.
15	None.
18	None.
21	Subsidiaries of the Registrant as of November 1, 2015.†
22	None.
23	Consent of Independent Registered Public Accounting Firm.†
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(d)	Registrant’s 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant’s Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant’s Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	March 10, 2008
10(k)	Form of Option Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(l)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
10(j)(j)	Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.	8-K	001-04423	10.1	November 5, 2015
10(k)(k)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 12, 2015
10(l)(l)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 12, 2015
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 12, 2015
10(n)(n)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(n)(n)	March 3, 2016
10(o)(o)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(o)(o)	March 3, 2016
10(p)(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(q)(q)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(t)(t)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(u)(u)	First Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.* †
9	None.
11	None.
12	Statements of Computation of Ratio of Earnings to Fixed Charges.†
13-14	None.
15	None.
18	None.
21	Subsidiaries of the Registrant as of November 1, 2015.†
22	None.
23	Consent of Independent Registered Public Accounting Firm.†
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

* Indicates management contract or compensatory plan, contract or arrangement.
** Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Registration S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
† Filed herewith.
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