Form 10-Q
period 2017-01-31
HP INC
filed 2017-03-02
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2017
Or
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
(650) 857-1501 (Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP common stock outstanding as of January 31, 2017 was 1,693,380,110 shares

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended January 31, 2017

In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, “company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
        This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred tax assets, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP’s businesses; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP’s products and the delivery of HP’s services effectively; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; risks associated with HP’s international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended January 31
	2017	2016
	In millions, except per share amounts
Net revenue	$12,684	$12,246
Costs and expenses:
Cost of revenue	10,436	9,961
Research and development	296	292
Selling, general and administrative	1,017	1,037
Restructuring and other charges	63	20
Acquisition-related charges	16	—
Amortization of intangible assets	—	8
Total costs and expenses	11,828	11,318
Earnings from continuing operations	856	928
Interest and other, net	(81)	(94)
Earnings from continuing operations before taxes	775	834
Provision for taxes	(164)	(184)
Net earnings from continuing operations	611	650
Net loss from discontinued operations, net of taxes	—	(58)
Net earnings	$611	$592
Net earnings (loss) per share:
Basic
Continuing operations	$0.36	$0.37
Discontinued operations	—	(0.04)
Total basic net earnings per share	$0.36	$0.33
Diluted
Continuing operations	$0.36	$0.36
Discontinued operations	—	(0.03)
Total diluted net earnings per share	$0.36	$0.33
Cash dividends declared per share	$0.27	$0.25
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,704	1,776
Diluted	1,721	1,785
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended January 31
	2017	2016
	In millions
Net earnings	$611	$592
Other comprehensive (loss) income before taxes:
Change in unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	3	—
Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(169)	105
Gains reclassified into earnings	(71)	(34)
	(240)	71
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	20	12
Other comprehensive (loss) income before taxes	(217)	83
(Provision for) benefit from taxes	(14)	16
Other comprehensive (loss) income, net of taxes	(231)	99
Comprehensive income	$380	$691
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	January 31, 2017	October 31, 2016
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$6,331	$6,288
Accounts receivable	3,478	4,114
Inventory	4,555	4,484
Other current assets	3,411	3,582
Total current assets	17,775	18,468
Property, plant and equipment	1,730	1,736
Goodwill	5,622	5,622
Other non-current assets	3,065	3,161
Total assets	$28,192	$28,987
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$100	$78
Accounts payable	10,951	11,103
Employee compensation and benefits	526	759
Taxes on earnings	267	231
Deferred revenue	952	919
Other accrued liabilities	5,791	5,718
Total current liabilities	18,587	18,808
Long-term debt	6,688	6,735
Other non-current liabilities	7,244	7,333
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,693 and 1,712 shares issued and outstanding at January 31, 2017 and October 31, 2016, respectively)	17	17
Additional paid in capital	664	1,030
Retained deficit	(3,339)	(3,498)
Accumulated other comprehensive loss	(1,669)	(1,438)
Total stockholders’ deficit	(4,327)	(3,889)
Total liabilities and stockholders’ deficit	$28,192	$28,987
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three months ended January 31
	2017	2016
	In millions
Cash flows from operating activities:
Net earnings	$611	$592
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	84	79
Stock-based compensation expense	75	61
Provision for doubtful accounts	(2)	11
Provision for inventory	(2)	34
Restructuring and other charges	63	20
Deferred taxes on earnings	67	526
Other, net	23	(15)
Changes in operating assets and liabilities:
Accounts receivable	614	704
Inventory	(69)	202
Accounts payable	(116)	(1,104)
Taxes on earnings	(75)	(534)
Restructuring and other	(51)	(31)
Other assets and liabilities	(455)	(647)
Net cash provided by (used in) operating activities	767	(102)
Cash flows from investing activities:
Investment in property, plant and equipment	(101)	(120)
Proceeds from sale of property, plant and equipment	69	—
Purchases of available-for-sale securities and other investments	(56)	—
Maturities and sales of available-for-sale securities and other investments	2	9
Net cash used in investing activities	(86)	(111)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	35	26
Proceeds from debt, net of issuance costs	5	4
Payment of debt	(27)	(2,155)
Settlement of cash flow hedges	(4)	(11)
Net transfer of cash and cash equivalents to Hewlett Packard Enterprise Company	—	(10,375)
Net payments related to stock-based award activities	(34)	(3)
Repurchase of common stock	(386)	(797)
Cash dividends paid	(227)	(221)
Net cash used in financing activities	(638)	(13,532)
Increase (decrease) in cash and cash equivalents	43	(13,745)
Cash and cash equivalents at beginning of period	6,288	17,433
Cash and cash equivalents at end of period	$6,331	$3,688
Supplemental schedule of non-cash investing and financing activities:
Net assets transferred to Hewlett Packard Enterprise Company	$—	$22,197
Purchase of assets under capital leases	$40	$40
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 1: Basis of Presentation
Separation Transaction
On November 1, 2015, Hewlett-Packard Company completed the separation of Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses (the “Separation”). In connection with the Separation, Hewlett-Packard Company changed its name to HP Inc. (“HP”) and entered into a separation and distribution agreement as well as various other agreements with Hewlett Packard Enterprise that provide a framework for the relationships between the parties, including among others a tax matters agreement, an employee matters agreement, a transition service agreement, a real estate matters agreement, a master commercial agreement and an information technology service agreement. For more information on the impacts of these agreements, see Note 5, “Stock-Based Compensation”, Note 6, “Taxes on Earnings”, Note 13, “Litigation and Contingencies” and Note 14, “Guarantees, Indemnifications and Warranties”.
Basis of Presentation
The accompanying Consolidated Condensed Financial Statements of HP and its wholly-owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited, but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended October 31, 2016 in the Annual Report on Form 10-K filed on December 15, 2016. The Consolidated Condensed Balance Sheet for October 31, 2016 was derived from audited financial statements.
Principles of Consolidation
The Consolidated Condensed Financial Statements include the accounts of HP and its subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. All intercompany balances and transactions have been eliminated.
Reclassifications
Effective at the beginning of its first quarter of fiscal year 2017, HP implemented an organizational change to align its business unit financial reporting more closely with its current business structure. The organizational change resulted in the transfer of a portion of LaserJet printers from Commercial to Consumer within the Printing segment. HP reflected this change to its business unit information in prior reporting periods on an as-if basis which resulted in the reclassification of revenues between the Commercial and Consumer business units of Printing. The reporting change had no impact to previously reported segment net revenue, consolidated net revenue, earnings from continuing operations, net earnings or net earnings per share (“EPS”). See Note 2, “Segment Information”, for a further discussion of HP’s business unit realignments.
HP has reclassified certain prior-year amounts to conform to the current-year presentation as a result of the adoption of Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” and ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the existing accounting standards for share-based payments, including the accounting for income taxes and forfeitures, as well as the classifications on the statements of cash flows. HP early adopted the amendments in the first quarter of fiscal year 2017. Beginning November 1, 2016, stock-based compensation excess tax benefits or tax deficiencies are reflected in the Consolidated Condensed Statements of Earnings as a component of the provision for taxes, whereas they previously were recognized as additional paid in capital in the stockholders’ deficit in the Consolidated Condensed Balance Sheets. HP has elected to continue to estimate forfeitures expected to occur to determine the stock-based compensation expense. Additionally, the Consolidated Condensed Statements of Cash Flows now present excess tax benefits as an operating activity rather than as a financing activity, while the payment of withholding taxes on the settlement of stock-based compensation awards is presented as a financing activity rather than as an operating activity, with prior periods adjusted accordingly. The implementation of this guidance did not have a material impact on the Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2016. See Note 6, “Taxes on Earnings, for additional impact on the Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

In May 2015, the FASB issued guidance which amends the existing disclosures for investments measured at net asset value (“NAV”) per share (or its equivalent), as a practical expedient for fair value. This amendment removes the requirement to categorize these investments within the fair value hierarchy. The amendment also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient. HP has adopted the guidance in the first quarter of fiscal year 2017. Other than the change in presentation of certain pension-related assets that use NAV as a practical expedient, which requires retrospective application, the adoption of this new guidance did not have an impact on the Consolidated Condensed Financial Statements.
In April 2015, the FASB amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement. HP has adopted the guidance prospectively in the first quarter of fiscal year 2017. The implementation of this guidance did not have an impact on the Consolidated Condensed Financial Statements.
In April 2015, the FASB amended the existing accounting standards for the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. HP has adopted the guidance in the first quarter of fiscal year 2017. The adoption resulted in the reclassification of unamortized debt issuance costs related to HP's U.S. Dollar Global Notes from "Other non-current assets" to "Long-term debt" within the Consolidated Condensed Balance Sheets of $23 million for the year ended October 31, 2016.
Recently Issued Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued guidance which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. HP is required to adopt the guidance in the first quarter of fiscal year 2021 using a prospective approach. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.
In January 2017, the FASB amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. HP is required to adopt the guidance in the first quarter of fiscal year 2019. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.
In August 2016, the FASB issued guidance which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows. HP is required to adopt the guidance in the first quarter of fiscal year 2019. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.
In June 2016, the FASB issued guidance which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. HP is required to adopt the guidance in the first quarter of fiscal year 2021. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.
In February 2016, the FASB issued guidance which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months. HP is required to adopt the guidance in the first quarter of fiscal year 2020 using a modified retrospective approach. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.
In January 2016, the FASB issued guidance which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The updated guidance primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. HP is required to adopt the guidance in the first quarter of fiscal year 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standards update for a one-year deferral of the effective date, with an option of applying the standard on the original effective date, which for HP is the first quarter of fiscal year 2018. In accordance with this deferral, HP is required to adopt these amendments in the first quarter of fiscal year 2019. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. HP is continuing to evaluate the impact of this guidance and the transition alternatives on the Consolidated Condensed Financial Statements.
Note 2: Segment Information
HP is a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions and services. HP sells to individual consumers, small and medium-sized businesses (“SMBs”) and large enterprises, including customers in the government, health and education sectors.
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
A summary description of each segment is as follows:
Personal Systems provides Commercial personal computers (“PCs”), Consumer PCs, Workstations, thin clients, Commercial tablets and mobility devices, retail point-of-sale systems, displays and other related accessories, software, support and services for the commercial and consumer markets. HP groups Commercial notebooks, Commercial desktops, Commercial services, Commercial tablets and mobility devices, Commercial detachables, Workstations, retail point-of-sale systems and thin clients into commercial clients and Consumer notebooks, Consumer desktops, Consumer services and Consumer detachables into consumer clients when describing performance in these markets. Described below are HP’s global business capabilities within Personal Systems:

•
Commercial PCs are optimized for use by customers including enterprise and SMBs, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in networked environments. Additionally, HP offers a range of services and solutions to enterprise and SMBs to help them manage the lifecycle of their PC and mobility installed base.

•	Consumer PCs are Notebooks, Desktops and hybrids that are optimized for consumer usage, focusing on multi-media consumption, online browsing, gaming and light productivity.
Printing provides Consumer and Commercial printer hardware, supplies, media, solutions and services, as well as scanning devices. Printing is also focused on imaging solutions in the commercial markets. HP groups Office, Graphics and 3D printers into Commercial Hardware and Home printers into Consumer Hardware when describing performance in these markets. Described below are HP’s global business capabilities within Printing:

•
Office Printing Solutions delivers HP’s office printers, supplies, services, and solutions to SMBs and large enterprises. HP goes to market through its extensive channel network and directly with HP sales. Ongoing key initiatives include design and deployment of A3 products and solutions for the copier and multifunction printer market, printer security solutions, PageWide solutions and award-winning JetIntelligence LaserJet products.

•
Home Printing Solutions delivers a compelling set of innovative printing products and solutions for the home and home business or small office customers utilizing both HP’s Ink and Laser technologies. Initiatives such as Instant Ink and Continuous Ink Supply System provide business model innovation to benefit and expand HP’s existing customer base while new innovations like Sprocket drives print relevance for a mobile generation.

•
Graphics Solutions is reinventing the graphics industry by offering large-format, commercial and industrial solutions to print service providers and packaging converters through the largest portfolio of printers and presses (HP DesignJet, HP Latex Printers, HP Scitex, HP Indigo and HP PageWide Presses).

•
3D Printing delivers HP’s Multi-Jet Fusion 3D Printing Solution designed for prototyping and production of functional parts and functioning on an open platform facilitating the development of new 3D printing materials.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (continued)

Corporate Investments include HP Labs and certain business incubation projects.
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
HP does not allocate certain operating expenses (credits), which it manages at the corporate level, to its segments. These unallocated amounts include certain corporate governance costs and market-related retirement credits, stock-based compensation expense, amortization of intangible assets, restructuring and other charges, acquisition-related charges, defined benefit plan settlement charges (credits) and intersegment eliminations.
Business Unit Realignment
Effective at the beginning of its first quarter of fiscal year 2017, HP implemented an organizational change to align its business unit financial reporting more closely with its current business structure. The organizational change resulted in the transfer of a portion of LaserJet printers from Commercial to Consumer within the Printing segment. HP reflected this change to its business unit information in prior reporting periods on an as-if basis which resulted in the reclassification of revenues between the Commercial and Consumer business units of Printing. The reporting change had no impact to previously reported segment net revenue, consolidated net revenue, earnings from continuing operations, net earnings or net earnings per share.
Segment Operating Results from Continuing Operations

	Personal Systems	Printing	Corporate Investments	Total Segments	Intersegment Eliminations and Other(1)	Total
	In millions
Three months ended January 31, 2017
Net revenue	$8,224	$4,483	$2	$12,709	$(25)	$12,684
Earnings (loss) from operations	$313	$716	$(23)	$1,006
Three months ended January 31, 2016
Net revenue	$7,467	$4,642	$3	$12,112	$134	$12,246
Earnings (loss) from operations	$229	$787	$(23)	$993
_______________________________________________________________________________

(1)	For the three months ended January 31, 2016, the amount includes the recognition of revenue previously deferred in relation to sales to the pre-Separation finance entity.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (continued)

The reconciliation of segment operating results to HP consolidated results was as follows:

	Three months ended January 31
	2017	2016
	In millions
Net Revenue:
Total segments	$12,709	$12,112
Intersegment net revenue eliminations and other	(25)	134
Total net revenue	$12,684	$12,246
Earnings from continuing operations before taxes:
Total segment earnings from operations	$1,006	$993
Corporate and unallocated costs and eliminations	4	24
Acquisition-related charges	(16)	—
Stock-based compensation expense	(75)	(61)
Restructuring and other charges	(63)	(20)
Amortization of intangible assets	—	(8)
Interest and other, net	(81)	(94)
Total earnings from continuing operations before taxes	$775	$834
Net revenue by segment and business unit was as follows:

	Three months ended January 31
	2017	2016
	In millions
Notebooks	$4,890	$4,205
Desktops	2,534	2,527
Workstations	491	444
Other	309	291
Personal Systems	8,224	7,467
Supplies	3,007	3,101
Commercial Hardware	886	964
Consumer Hardware	590	577
Printing	4,483	4,642
Corporate Investments	2	3
Total segment net revenue	12,709	12,112
Intersegment net revenue eliminations and other	(25)	134
Total net revenue	$12,684	$12,246

Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the three months ended January 31, 2017 and January 31, 2016 summarized by plan were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 3. Restructuring and Other Charges (Continued)

	Fiscal 2017 Plan		Fiscal 2015 Plan		Fiscal 2012 Plan
	Severance	Infrastructure and other	Severance and PRP(1)	Infrastructure and other	Severance and EER(2)	Infrastructure and other	Total
	In millions
Accrued balance as of October 31, 2016	$24	$—	$21	$4	$7	$2	$58
Charges	24	1	6	—	1	—	32
Cash payments	(8)	(1)	(24)	(2)	(2)	—	(37)
Non-cash and other adjustments	—	—	1	—	—	—	1
Accrued balance as of January 31, 2017	$40	$—	$4	$2	$6	$2	$54
Total costs incurred to date as of January 31, 2017	$48	$1	$162	$27	$1,075	$44	$1,357
Reflected in Consolidated Balance Sheets
Other accrued liabilities	$40	$—	$4	$2	$6	$—	$52
Other non-current liabilities	—	—	—	—	—	2	2

Accrued balance as of October 31, 2015	—	—	39	—	21	3	63
Charges	—	—	15	5	—	—	20
Cash payments	—	—	(12)	—	(19)	—	(31)
Non-cash and other adjustments	—	—	—	(4)	—	(1)	(5)
Accrued balance as of January 31, 2016	$—	$—	$42	$1	$2	$2	$47
_______________________________________________________________________________

(1)	PRP represents Phased Retirement Program.

(2)	EER represents Enhanced Early Retirement.
Fiscal 2017 Plan
On October 10, 2016, HP’s Board of Directors approved a restructuring plan (the “Fiscal 2017 Plan”) which it expects will be implemented through fiscal year 2019. HP estimates that it will incur aggregate pre-tax charges between $350 million and $500 million relating to labor and non-labor actions. HP estimates that approximately half of the expected cumulative pre-tax costs will relate to severance and the remaining will relate to infrastructure, non-labor actions and other charges, as described below. HP expects between 3,000 and 4,000 employees to exit by the end of fiscal year 2019.
Fiscal 2015 Plan
In connection with the Separation, on September 14, 2015, HP’s Board of Directors approved a cost savings plan (the “Fiscal 2015 Plan”) which includes labor and non-labor actions. The Fiscal 2015 Plan was considered substantially complete as of October 31, 2016. Approximately 3,000 employees exited by the end of fiscal year 2016.
Fiscal 2012 Plan
The severance and infrastructure cash payments associated with the restructuring plan initiated by HP in fiscal year 2012 (the “Fiscal 2012 Plan”) are expected to be paid through fiscal year 2021. The Fiscal 2012 Plan is considered substantially complete as of October 31, 2016 and we do not expect any further activity associated with this plan.
Other Charges
Other charges include non-recurring costs, including those as a result of Separation, and are distinct from ongoing operational costs. These costs primarily relate to information technology costs such as advisory, consulting and non-recurring labor costs. HP incurred $31 million of other charges for the three months ended January 31, 2017. There were no other charges incurred for the three months ended January 31, 2016.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 4. Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2017	2016	2017	2016	2017	2016
	In millions
Service cost	$—	$—	$12	$12	$—	$—
Interest cost	117	136	4	6	4	5
Expected return on plan assets	(169)	(183)	(8)	(12)	(6)	(8)
Amortization and deferrals:
Actuarial loss (gain)	18	14	10	6	(2)	(3)
Prior service benefit	—	—	(1)	(1)	(5)	(4)
Net periodic benefit (credit) cost	(34)	(33)	17	11	(9)	(10)
Settlement loss	—	1	—	—	—	—
Total periodic benefit (credit) cost	$(34)	$(32)	$17	11	$(9)	$(10)
Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2017, HP anticipates making contributions of approximately $26 million to its non-U.S. pension plans, approximately $33 million to its U.S. non-qualified plan participants and approximately $9 million to cover benefit claims under HP’s post-retirement benefit plans. During the three months ended January 31, 2017, HP contributed $11 million to its non-U.S. pension plans, paid $6 million to cover benefit payments to U.S. non-qualified plan participants, and paid $1 million to cover benefit claims under HP’s post-retirement benefit plans.
HP’s pension and other post-retirement benefit costs and obligations depend on various assumptions. Differences between expected and actual returns on investments and changes in discount rates and other actuarial assumptions are reflected as unrecognized gains or losses, and such gains or losses are amortized to earnings in future periods. A deterioration in the funded status of a plan could result in a need for additional company contributions or an increase in net pension and post-retirement benefit costs in future periods. Actuarial gains or losses are determined at the measurement date and amortized over the remaining service life for active plans or the life expectancy of plan participants for frozen plans.

Note 5: Stock-Based Compensation
HP’s stock-based compensation plans permit the issuance of restricted stock awards, stock options and performance-based awards.
Stock-based compensation expense and the resulting tax benefits were as follows:

	Three months ended January 31
	2017	2016
	In millions
Stock-based compensation expense	$75	$61
Income tax benefit	(24)	(22)
Stock-based compensation expense, net of tax	$51	$39
Restricted Stock Awards
Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. For the three months ended January 31, 2017 and January 31, 2016, HP granted only restricted stock units. HP uses the closing stock price on the grant date to estimate the fair value of service-based restricted stock units. HP estimates the fair value of restricted stock units subject to performance-adjusted vesting conditions using a combination of the closing stock price on the grant date and the Monte Carlo simulation model. The weighted-average fair value and the assumptions used to measure the fair

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 5: Stock-Based Compensation (Continued)

value of restricted stock units subject to performance-adjusted vesting conditions in the Monte Carlo simulation model were as follows:

	Three months ended January 31
	2017	2016
Weighted-average fair value(1)	$20	$13
Expected volatility(2)	30.5%	32.5%
Risk-free interest rate(3)	1.4%	1.2%
Expected performance period in years(4)	2.9	2.9
_______________________________________________________________________________

(1)	The weighted-average fair value was based on performance-adjusted restricted stock units granted during the period.

(2)	The expected volatility was estimated using the historical volatility derived from HP’s common stock.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected performance period was estimated based on the length of the remaining performance period from the grant date.
A summary of restricted stock award activity was as follows:

	Three months ended January 31, 2017
	Shares	Weighted-Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	28,710	$13
Granted	13,476	$16
Vested	(10,044)	$13
Forfeited	(224)	$14
Outstanding at end of period	31,918	$14
At January 31, 2017, there was $298 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.6 years.
Stock Options
HP utilizes the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. HP estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model, as these awards contain market conditions. HP did not grant any stock options for the three months ended January 31, 2017. The weighted-average fair value and the assumptions used to measure fair value for the three months ended January 31, 2016 were as follows:

Three months ended January 31, 2016
Weighted-average fair value(1)	$4
Expected volatility(2)	36.4%
Risk-free interest rate(3)	1.9%
Expected dividend yield(4)	3.4%
Expected term in years(5)	6.0
_______________________________________________________________________________

(1)	The weighted-average fair value was based on stock options granted during the period.

(2)
The expected volatility was estimated using the leverage-adjusted average of the term-matching volatilities of peer companies due to the lack of volume of forward traded options, which precluded the use of implied volatility.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 5: Stock-Based Compensation (Continued)

(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

(5)
Due to the lack of historical exercise and post-vesting termination patterns of the post-Separation employee base, the expected term was estimated using the simplified method; and for performance-contingent awards, the expected term represents an output from the lattice model.

A summary of stock option activity was as follows:

	Three months ended January 31, 2017
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	28,218	$12
Granted	—	$—
Exercised	(630)	$11
Forfeited and expired	(226)	$16
Outstanding at end of period	27,362	$12	4.8	$83
Vested and expected to vest at end of period	26,376	$12	4.8	$82
Exercisable at end of period	17,370	$11	3.8	$71
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the first quarter of fiscal year 2017. The aggregate intrinsic value is the difference between HP’s closing stock price on the last trading day of the first quarter of fiscal year 2017 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three months ended January 31, 2017 was $3 million.
At January 31, 2017, there was $14 million of unrecognized pre-tax, stock-based compensation expense related to unvested stock options, which HP expects to recognize over the remaining weighted-average vesting period of 1.5 years.
Note 6: Taxes on Earnings
Tax Matters Agreement and Other Income Tax Matters
In connection with the Separation, HP entered into the tax matters agreement (“TMA”) with Hewlett Packard Enterprise, effective on November 1, 2015, that governs the rights and obligations of HP and Hewlett Packard Enterprise for certain pre-Separation tax liabilities. The TMA provides that HP and Hewlett Packard Enterprise will share certain pre-Separation income tax liabilities. In certain jurisdictions, HP and Hewlett Packard Enterprise have joint and several liability for past income tax liabilities and accordingly, HP could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.
In addition, if the distribution of Hewlett Packard Enterprise’s common shares to the HP stockholders is determined to be taxable, Hewlett Packard Enterprise and HP would share the tax liability equally, unless the taxability of the distribution is the direct result of action taken by either Hewlett Packard Enterprise or HP subsequent to the distribution, in which case the party causing the distribution to be taxable would be responsible for any taxes imposed on the distribution.
Upon completion of the Separation on November 1, 2015, HP recorded income tax indemnification receivables from Hewlett Packard Enterprise for certain income tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the TMA. The actual amount that Hewlett Packard Enterprise may be obligated to pay HP could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of January 31, 2017 was $1.6 billion. In connection with the TMA, Interest and other, net for the three months ended January 31, 2017 includes income of $9 million for changes in the tax indemnifications amounts.
Provision for Taxes
HP’s effective tax rate for continuing operations was 21.2% and 22.0% for the three months ended January 31, 2017 and January 31, 2016, respectively. HP’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all foreign earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Taxes on Earnings (Continued)

During the three months ended January 31, 2017, HP recorded $1 million of net tax benefit related to discrete items to the year in the provision for taxes for continuing operations. This amount included a tax benefit of $17 million related to uncertain tax positions and a tax benefit of $19 million related to restructuring and other charges. These tax benefits were offset by $26 million related to the state tax provision to return adjustments and $9 million related to various other items.
During the three months ended January 31, 2016, HP recorded $54 million of net tax benefits related to discrete items in the provision for taxes for continuing operations. This amount included a tax benefit of $41 million arising from the retroactive research and development credit provided by the Consolidated Appropriations Act of 2016 signed into law in December 2015, a tax benefit of $6 million on restructuring and other charges, and a tax benefit of $39 million related to the provision to return adjustments. These tax benefits were offset by tax charges of $27 million related to uncertain tax positions and $5 million related to various other items.
During the three months ended January 31, 2017, in addition to the discrete items mentioned above, HP recorded excess tax benefits of $6.8 million on stock options, restricted stock and performance share units, which are reflected in the Consolidated Condensed Statements of Earnings as a component of the provision for income taxes as a result of the early adoption of ASU 2016-09 -“Improvements to Employee Share- Based Payment Accounting”. See Note 1, “Basis of Presentation”, for more details regarding the guidance.
Uncertain Tax Positions
As of January 31, 2017, the amount of unrecognized tax benefits was $10.8 billion, of which up to $3.8 billion would affect HP’s effective tax rate if realized. The amount of unrecognized tax benefits increased by $10 million for the three months ended January 31, 2017. HP continues to record its tax liabilities related to uncertain tax positions and certain liabilities for which it has joint and several liability with Hewlett Packard Enterprise. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of January 31, 2017, HP had accrued $203 million for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete resolution of certain tax years with various tax authorities within the next 12 months. It is also possible that other federal, foreign and state tax issues may be concluded within the next 12 months.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)

Note 7: Supplementary Financial Information
Accounts Receivable

	As of
	January 31, 2017	October 31, 2016
	In millions
Accounts receivable	$3,578	$4,221
Allowance for doubtful accounts	(100)	(107)
	$3,478	$4,114
The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Three months ended January 31, 2017
In millions
Balance at beginning of period	$107
Provision for doubtful accounts	(2)
Deductions, net of recoveries	(5)
Balance at end of period	$100
HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners in order to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of January 31, 2017 and October 31, 2016 were not material. As of January 31, 2017 and October 31, 2016, HP had $104 million and $149 million, respectively, outstanding from the third parties, which is reported in Accounts receivable in the Consolidated Condensed Balance Sheets. The costs associated with the sales of trade receivables for the three months ended January 31, 2017 and January 31, 2016 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended January 31
	2017	2016
	In millions
Balance at beginning of period	$149	$93
Trade receivables sold	2,449	1,876
Cash receipts	(2,493)	(1,877)
Foreign currency and other	(1)	(3)
Balance at end of period	$104	$89

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 7: Supplementary Financial Information (Continued)

Inventory

	As of
	January 31, 2017	October 31, 2016
	In millions
Finished goods	$2,977	$3,103
Purchased parts and fabricated assemblies	1,578	1,381
	$4,555	$4,484
Other Current Assets

	As of
	January 31, 2017	October 31, 2016
	In millions
Value-added taxes receivable	$761	$795
Supplier and other receivables	1,742	1,700
Prepaid and other current assets	908	1,087
	$3,411	$3,582
Property, Plant and Equipment

	As of
	January 31, 2017	October 31, 2016
	In millions
Land, buildings and leasehold improvements	$2,338	$2,421
Machinery and equipment, including equipment held for lease	3,729	3,663
	6,067	6,084
Accumulated depreciation	(4,337)	(4,348)
	$1,730	$1,736

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 7: Supplementary Financial Information (Continued)

Other Non-Current Assets

	As of
	January 31, 2017	October 31, 2016
	In millions
Tax indemnifications receivable(1)	$1,628	$1,591
Deferred tax assets	249	254
Other	1,188	1,316
	$3,065	$3,161
_______________________________________________________________________________

(1)	In connection with the TMA discussed under Note 6, “Taxes on Earnings”.
Other Accrued Liabilities

	As of
	January 31, 2017	October 31, 2016
	In millions
Other accrued taxes	$688	$755
Warranty	706	729
Sales and marketing programs	2,213	2,312
Other	2,184	1,922
	$5,791	$5,718
Other Non-Current Liabilities

	As of
	January 31, 2017	October 31, 2016
	In millions
Pension, post-retirement, and post-employment liabilities	$2,627	$2,705
Deferred tax liability	1,198	1,116
Tax liability	1,794	1,910
Deferred revenue	866	865
Other	759	737
	$7,244	$7,333
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

The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Fair Value (Continued)

	As of January 31, 2017				As of October 31, 2016
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents and Investments:
Time deposits	$—	$2,280	$—	$2,280	$—	$2,092	$—	$2,092
Money market funds	2,541	—	—	2,541	2,568	—	—	2,568
Marketable equity securities	5	6	—	11	5	4	—	9
Mutual funds	44	—	—	44	44	—	—	44
Other debt securities	—	—	—	—	—	2	—	2
Derivative Instruments:
Interest rate contracts	—	4	—	4	—	48	—	48
Foreign currency contracts	—	166	—	166	—	266	11	277
Other derivatives	—	1	—	1	—	—	—	—
Total Assets	$2,590	$2,457	$—	$5,047	$2,617	$2,412	$11	$5,040
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$8	$—	$8	$—	$—	$—	$—
Foreign currency contracts	—	230	9	239	—	94	1	95
Other derivatives	—	—	—	—	—	2	—	2
Total Liabilities	$—	$238	$9	$247	$—	$96	$1	$97
There were no transfers between levels within the fair value hierarchy during the three months ended January 31, 2017.
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
Derivative Instruments: From time to time HP uses forward contracts, interest rate and total return swaps and option contracts to hedge certain foreign currency and interest rate exposures. HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign currency rates, and forward and spot prices for currencies and interest rates. See Note 9, “Financial Instruments” for a further discussion of HP’s use of derivative instruments.
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP’s short- and long-term debt was $6.9 billion as of January 31, 2017, compared to its carrying amount of $6.8 billion at that date. The estimated fair value of HP’s short- and long-term debt was $7.1 billion as of October 31, 2016 compared to its carrying value of $6.8 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

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
Non-Marketable Equity Investments and Non-Financial Assets: HP’s non-marketable equity investments and non-financial assets, such as goodwill, intangible assets and property, plant and equipment, are recorded at fair value in the period of acquisition and a subsequent impairment charge is recognized. If measured at fair value in the Consolidated Condensed Balance Sheets, non-marketable equity investments and non-financial assets would generally be classified within Level 3 of the fair value hierarchy.

Note 9: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of January 31, 2017				As of October 31, 2016
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$2,280	$—	$—	$2,280	$2,092	$—	$—	$2,092
Money market funds	2,541	—	—	2,541	2,568	—	—	2,568
Total cash equivalents	4,821	—	—	4,821	4,660	—	—	4,660
Available-for-Sale Investments:
Marketable equity securities	1	6	—	7	1	3	—	4
Mutual funds	35	9	—	44	35	9	—	44
Other debt securities	—	—	—	—	2	—	—	2
Total available-for-sale investments	36	15	—	51	38	12	—	50
Total cash equivalents and available-for-sale investments	$4,857	$15	$—	$4,872	$4,698	$12	$—	$4,710
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of January 31, 2017 and October 31, 2016, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the United States as of January 31, 2017 and October 31, 2016. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

Contractual maturities of investments in available-for-sale debt securities were as follows:

As of January 31, 2017
	Amortized Cost	Fair Value
In millions
Due in one year	$—	$—
Due in one to five years	$—	$—
Due in more than five years	$35	$44
Equity securities in privately held companies include cost basis and equity method investments and are included in Other non-current assets on the Consolidated Condensed Balance Sheets. These amounted to $17 million and $16 million as of January 31, 2017 and October 31, 2016, respectively.
Derivative Instruments
HP uses derivatives to offset business exposure to foreign currency and interest rate risk on expected future cash flows and on certain existing assets and liabilities. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps and, at times, option contracts to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP may designate its derivative contracts as fair value hedges or cash flow hedges. HP classifies cash flows from its designated derivative contracts with the activities that correspond to the underlying hedged items on the Consolidated Condensed Statements of Cash Flows. For derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Condensed Balance Sheets.
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $90 million and $2 million as of January 31, 2017 and October 31, 2016, respectively, all of which were fully collateralized within two business days of the related request.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of January 31, 2017 and October 31, 2016.
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
Cash Flow Hedges
HP uses forward contracts and at times, option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of revenue, operating expenses, and intercompany loans denominated in currencies other than the U.S. Dollar. HP’s foreign currency cash flow hedges mature generally within twelve months; however, hedges related to longer term procurement arrangements extend several years and forward contracts associated with intercompany loans extend for the duration of the loan term, which typically range from two to five years.
For derivative instruments that are designated and qualify as cash flow hedges, HP initially records changes in fair value for the effective portion of the derivative instrument in accumulated other comprehensive loss as a separate component of stockholders’ deficit on the Consolidated Condensed Balance Sheets and subsequently reclassifies these amounts into earnings

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of its cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item.
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
The hedge ineffectiveness fair value and cash flow hedges recognized in earnings were not material for the three months ended January 31, 2017 and January 31, 2016.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of January 31, 2017					As of October 31, 2016
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$2,500	$—	$4	$—	$8	$2,000	$—	$48	$—	$—
Cash flow hedges:
Foreign currency contracts	12,174	131	20	156	40	11,852	203	63	52	12
Total derivatives designated as hedging instruments	14,674	131	24	156	48	13,852	203	111	52	12
Derivatives not designated as hedging instruments
Foreign currency contracts	3,808	12	3	40	3	3,934	11	—	31	—
Other derivatives	152	1	—	—	—	150	—	—	2	—
Total derivatives not designated as hedging instruments	3,960	13	3	40	3	4,084	11	—	33	—
Total derivatives	$18,634	$144	$27	$196	$51	$17,936	$214	$111	$85	$12
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of January 31, 2017 and October 31, 2016, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

	In the Consolidated Condensed Balance Sheets
				Gross Amounts Not Offset
	Gross Amount Recognized (i)	Gross Amount Offset (ii)	Net Amount Presented (iii) = (i)–(ii)	Derivatives (iv)	Financial Collateral (v)		Net Amount (vi) = (iii)–(iv)–(v)
	In millions
As of January 31, 2017
Derivative assets	$171	$—	$171	$148	$16	(1)	$7
Derivative liabilities	$247	$—	$247	$148	$70	(2)	$29
As of October 31, 2016
Derivative assets	$325	$—	$325	$88	$189	(1)	$48
Derivative liabilities	$97	$—	$97	$88	$2	(2)	$7
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three months ended January 31, 2017 and January 31, 2016 were as follows:

	(Loss) Gain Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended January 31, 2017	Three months ended January 31, 2016	Hedged Item	Location	Three months ended January 31, 2017	Three months ended January 31, 2016
		In millions				In millions
Interest rate contracts	Interest and other, net	$(52)	$14	Fixed-rate debt	Interest and other, net	$52	$(14)
The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended January 31, 2017 was as follows

	(Loss) Gain Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended January 31, 2017	Three months ended January 31, 2016	Location	Three months ended January 31, 2017	Three months ended January 31, 2016
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(169)	$105	Net revenue	$76	$78
			Cost of revenue	—	(40)
			Interest and other, net	(5)	(4)
Total	$(169)	$105		$71	$34
As of January 31, 2017, HP expects to reclassify an estimated accumulated other comprehensive loss (“AOCI”) of $32 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in AOCI based on the change of market rate, and therefore could have a different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments in the Consolidated Condensed Statements of Earnings for the three months ended January 31, 2017 and January 31, 2016 was as follows:

	Gain Recognized in Earnings on Derivatives
	Location	Three months ended January 31, 2017	Three months ended January 31, 2016
		In millions
Foreign currency contracts	Interest and other, net	$(2)	$21
Other derivatives	Interest and other, net	3	(8)
Total		$1	$13

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)

Note 10: Borrowings
Notes Payable and Short-Term Borrowings

	As of January 31, 2017		As of October 31, 2016
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$68	3.8%	$51	4.1%
Notes payable to banks, lines of credit and other	32	1.1%	27	2.0%
	$100		$78
Long-Term Debt

	As of
	January 31, 2017	October 31, 2016
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	648	648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,498	1,498
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	102	102
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	300	300
	6,493	6,493
Other, including capital lease obligations, at 0.51%-8.50%, due in calendar years 2017-2025	266	244
Fair value adjustment related to hedged debt	19	72
Less: unamortized debt issuance cost(2)	(22)	(23)
Less: current portion of long-term debt	(68)	(51)
Total long-term debt	$6,688	$6,735

(1)	HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.

(2)
Effective November 1, 2016, HP adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which amended the presentation of debt issuance costs as a direct deduction from the carrying amount of debt liability.

In December 2016, HP filed a shelf registration statement (the “2016 Shelf Registration Statement”) with the SEC to enable the company to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants.
As disclosed in Note 9, “Financial Instruments”, HP uses interest rate swaps to mitigate some of the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. Dollar LIBOR-based floating interest expense. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.
Interest expense on borrowings recognized as “Interest and other, net” in the Consolidated Condensed Statements of Earnings during the three months ended January 31, 2017 and January 31, 2016 was $73 million and $74 million, respectively.
Commercial Paper
On November 1, 2015, HP’s Board of Directors authorized HP to borrow up to a total outstanding principal balance of $4.0 billion, or the equivalent in foreign currencies, for the use and benefit of HP and HP’s subsidiaries, by the issuance of

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Borrowings (continued)

commercial paper or through the execution of promissory notes, loan agreements, letters of credit, agreements for lines of credit or overdraft facilities.
Credit Facility
As of January 31, 2017, HP maintains a $4.0 billion, senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until April 2, 2019. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on HP’s external credit ratings. As of January 31, 2017, HP was in compliance with the financial covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of January 31, 2017, HP and HP’s subsidiaries had available borrowing resources of $950 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facility discussed above.

Note 11: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three months ended January 31, 2017, HP executed share repurchases of 27 million shares. Share repurchases executed during the three months ended January 31, 2017 included 1 million shares settled in February 2017. During the three months ended January 31, 2017, HP settled total shares for $0.4 billion. During the three months ended January 31, 2016, HP executed share repurchases of 68 million shares and settled total shares for $0.8 billion.
The shares repurchased during the three months ended January 31, 2017 and January 31, 2016 were all open market repurchase transactions. As of January 31, 2017, HP had approximately $3.5 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 11: Stockholder’s Deficit (Continued)

Tax effects related to Other Comprehensive Income

	Three months ended January 31
	2017	2016
	In millions
Tax effects on change in unrealized gains on available-for-sale securities:
Tax provision on unrealized gains arising during the period	$(1)	$—
	(1)	—
Tax effects on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized (loss) gains arising during the period	(3)	11
Tax provision on gains reclassified into earnings	4	8
	1	19
Tax effects on change in unrealized components of defined benefit plans:
Tax provision on amortization of actuarial loss and prior service benefit	(6)	(3)
Tax provision on settlements and other	(8)	—
	(14)	(3)
Tax (provision) benefit on other comprehensive loss	$(14)	$16
Changes and reclassifications related to Other Comprehensive Income, net of taxes

	Three months ended January 31
	2017	2016
	In millions
Other comprehensive income, net of taxes:
Change in unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	$2	$—
	2	—
Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(172)	116
Gains reclassified into earnings(1)	(67)	(26)
	(239)	90
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit(2)	14	9
Settlements and other	(8)	—
	6	9
Other comprehensive (loss) income, net of taxes	$(231)	$99
______________________________________________________________________________

(1)	Reclassification of pre-tax gains on cash flow hedges into the Consolidated Condensed Statements of Earnings was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 11: Stockholder’s Deficit (Continued)

	Three months ended January 31
	2017	2016
	In millions
Net revenue	$(76)	$(78)
Cost of revenue	—	40
Interest and other, net	5	4
Total	$(71)	$(34)

(2)	These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.
The components of accumulated other comprehensive loss, net of taxes and changes were as follows:

	Three months ended January 31, 2017
	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$9	$186	$(1,633)	$(1,438)
Other comprehensive income (loss) before reclassifications	2	(172)	(8)	(178)
Reclassifications of losses into earnings	—	(67)	14	(53)
Balance at end of period	$11	$(53)	$(1,627)	$(1,669)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations was as follows:

	Three months ended January 31
	2017	2016
	In millions, except per share amounts
Numerator:
Net earnings from continuing operations	$611	$650
Net loss from discontinued operations	—	(58)
Net earnings	$611	$592
Denominator:
Weighted-average shares used to compute basic net EPS	1,704	1,776
Dilutive effect of employee stock plans	17	9
Weighted-average shares used to compute diluted net EPS	1,721	1,785
Basic net earnings (loss) per share:
Continuing operations	$0.36	$0.37
Discontinued operations	—	(0.04)
Basic net earnings per share	$0.36	$0.33
Diluted net earnings (loss) per share:
Continuing operations	$0.36	$0.36
Discontinued operations	—	(0.03)
Diluted net earnings per share	$0.36	$0.33
Anti-dilutive weighted average stock-based compensation awards(1)	9	25
_________________________________________________________

(1)
HP excludes stock options and restricted stock units where the assumed proceeds exceed the average market price from the calculation of diluted net EPS, because their effect would be anti-dilutive. The assumed proceeds of a stock option include the sum of its exercise price and average unrecognized compensation cost. The assumed proceeds of a restricted stock unit represents average unrecognized compensation.

Note 13: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits, regulatory and environmental matters that arise in the ordinary course of business. These litigations or proceedings may be against HP and/or current and former HP executive officers or current and former members of HP’s Board of Directors. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of January 31, 2017, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 13: Litigation and Contingencies (Continued)

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
Reprobel, a cooperative society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, requested by extrajudicial means that HP amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the French-speaking chambers of the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that copyright levies payable on such MFDs must be assessed based on the copying speed when operated in the normal print mode set by default in the device. On November 16, 2012, the court issued a decision holding that Belgium law is not in conformity with European Union (“EU”) law in a number of respects and ordered that, by November 2013, Reprobel substantiate that the amounts claimed by Reprobel are commensurate with the harm resulting from legitimate copying under the reprographic exception. HP subsequently appealed that court decision to the Courts of Appeal in Brussels seeking to confirm that the Belgian law is not in conformity with EU law and that, if Belgian law is interpreted in a manner consistent with EU law, no payments by HP are required or, alternatively, the payments already made by HP are sufficient to comply with its obligations under Belgian law. On October 23, 2013, the Court of Appeal in Brussels stayed the proceedings and referred several questions to the Court of Justice of the European Union (the “CJEU”) relating to whether the Belgian reprographic copyright levies system is in conformity with EU law. The case was heard by the CJEU on January 29, 2015 and on November 12, 2015, the CJEU published its judgment providing that a national legislation such as the Belgian one at issue in the main proceedings is incompatible with EU law on multiple legal points, as argued by HP. The Court of Appeal in Brussels now has to rule on the litigation between HP and Reprobel following the answers provided by the CJEU.
Based on industry opposition to the extension of levies to digital products, HP’s assessments of the merits of various proceedings and HP’s estimates of the number of units impacted and the amounts of the levies, HP has accrued amounts that it believes are adequate to address the ongoing disputes.
Hewlett-Packard Company v. Oracle Corporation.  On June 15, 2011, HP filed suit against Oracle Corporation (“Oracle”) in California Superior Court in Santa Clara County in connection with Oracle’s March 2011 announcement that it was discontinuing software support for HP’s Itanium-based line of mission critical servers. HP asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases. HP prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP’s Itanium-based servers for as long as HP decided to sell such servers. The second phase of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP’s damages claim infringed on Oracle’s First Amendment rights. On August 27, 2015, the California Court of Appeals rejected Oracle’s appeal. The matter was remanded to the trial court for the second phase of the trial, which began on May 23, 2016 and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP, awarding HP approximately $3.0 billion in damages, which included approximately $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for HP for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. HP expects that the appeals process could take several years to complete. Litigation is unpredictable, and there can be no assurance that HP will recover damages, or that any award of damages will be for the amount awarded by the jury’s verdict. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the Separation.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 13: Litigation and Contingencies (Continued)

Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a workforce reduction (“WFR”) plan on or after May 23, 2012 and who were 40 years of age or older. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after May 23, 2012. Following a partial motion to dismiss, a motion to strike and a motion to compel arbitration that the defendants filed in November 2016, the plaintiffs amended their complaint.  New plaintiffs were added, but the plaintiffs agreed that the class period for the nationwide collective action should be shortened and now starts on December 9, 2014. On January 30, 2017, the defendants filed another partial motion to dismiss and motions to compel arbitration as to several of the plaintiffs.
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
HP India filed appeals of the Commissioner’s orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner’s orders. The Customs Tribunal rejected HP India’s request to remand the matter to the Commissioner on procedural grounds. The hearings scheduled to reconvene on April 6, 2015 and again on November 3, 2015 and April 11, 2016 were canceled at the request of the Customs Tribunal. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise’s businesses.
Russia GPO Anti-Corruption Investigation.  The German Public Prosecutor’s Office (“German PPO”) has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the General Prosecutor’s Office of the Russian Federation. The approximately $35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network. The German PPO issued an indictment of four individuals, including one current and two former HP employees, on charges including bribery, breach of trust and tax evasion. The German PPO also requested that HP be made an associated party to the case, and, if that request is granted, HP would participate in any portion of the court proceedings that could ultimately bear on the question of whether HP should be subject to potential disgorgement of profits based on the conduct of the indicted current and former employees. The Regional Court of Leipzig will determine whether the matter should be admitted to trial.
Cement & Concrete Workers District Council Pension Fund v. Hewlett-Packard Company, et al. is a putative securities class action filed on August 3, 2012 in the United States District Court for the Northern District of California alleging, among

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 13: Litigation and Contingencies (Continued)

other things, that from November 13, 2007 to August 6, 2010 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making statements regarding HP’s Standards of Business Conduct (“SBC”) that were false and misleading because Mr. Hurd, who was serving as HP’s Chairman and Chief Executive Officer during that period, had been violating the SBC and concealing his misbehavior in a manner that jeopardized his continued employment with HP. On February 7, 2013, the defendants moved to dismiss the amended complaint. On August 9, 2013, the court granted the defendants’ motion to dismiss with leave to amend the complaint by September 9, 2013. The plaintiff filed an amended complaint on September 9, 2013, and the defendants moved to dismiss that complaint on October 24, 2013. On June 25, 2014, the court issued an order granting the defendants’ motions to dismiss and on July 25, 2014, plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On January 19, 2017, the United States Court of Appeals for the Ninth Circuit issued an opinion affirming the district court’s dismissal of this action.
Class Actions re Authentication of Supplies
Five purported consumer class actions have been filed against HP, arising out of the supplies authentication protocol in certain OfficeJet printers.  This authentication protocol rejects some third-party ink cartridges that use non-HP security chips.  Several of the cases have since been dismissed or consolidated, and further consolidation is expected. All of the remaining cases are proceeding in the United States District Court for the Northern District of California.
On September 23, 2016, Bayse v. HP, Inc. was filed in the United States District Court for the Northern District of Alabama alleging claims for injunctive relief, negligence and/or wantonness, breach of warranty, and violations of the Sherman Act - 15 U.S.C. § 1, et seq.  Plaintiffs sought to certify a class of all persons in the United States who purchased and/or otherwise owned a printer manufactured and/or sold by HP in the OfficeJet, OfficeJet Pro and/or OfficeJet Pro X line of printers, any time between September 18, 2009 and September 18, 2016. On December 15, 2016, Plaintiff voluntarily dismissed his complaint without prejudice.
On September 28, 2016, Doty v. HP, Inc. was filed in the United States District Court for the Central District of California alleging claims for violations of California’s False Advertising Law, Cal. Bus. & Prof. Code § 17500, et seq. and Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.  Plaintiffs added a claim under the Consumer Legal Remedies Act, Cal. Civ. Code § 1750, et seq. on October 31, 2016.  Plaintiff seeks to certify a class of all United States citizens who, between the applicable statute of limitations and the present, had an HP printer that was modified to reject third party-ink cartridges. On January 26, 2017, the Central District of California granted the parties’ stipulation to transfer the action to the Northern District of California.
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
On November 9, 2016, Ware v. HP Inc. was filed in the United States District Court for the Northern District of California alleging claims for violation of California’s Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq. and for unjust enrichment.  Plaintiffs seek to certify a class of all persons in the United States who own one or more HP printer or device in any of the following categories:  OfficeJet 6220 series; OfficeJet Pro 6230 series; OfficeJet 6820 series; OfficeJet Pro 6830 series; OfficeJet 8600 series; and OfficeJet Pro X series. On January 18, 2017, the Ware v. HP Inc. action was judicially consolidated with the San Miguel v. HP Inc. action. The Doty v. HP, Inc. action has been related to the consolidated San Miguel and Ware actions.
On January 11, 2017, Mullins v. HP Inc. was filed in the United States District Court for the Northern District of California alleging claims for violations of California’s Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq., California’s False Advertising Law, Cal. Bus. & Prof. Code § 17500, et seq., and for unjust enrichment.  Plaintiffs seek to certify a class of all persons in the United States who own an HP printer or device in any of the following categories: OfficeJet 6220 series; OfficeJet Pro 6230 series; OfficeJet Pro 6810 series; OfficeJet Pro 6820 series; OfficeJet Pro 6830 series; OfficeJet 8600 series; and OfficeJet Pro X series.  On February 16, 2017, plaintiffs voluntarily dismissed their compliant without prejudice.
Autonomy-Related Legal Matters

•
Investigations.  As a result of the findings of an ongoing investigation, HP has provided information to the United Kingdom (“U.K.”) Serious Fraud Office, the U.S. Department of Justice (“DOJ”) and the SEC related to the accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred prior to and in connection with HP’s acquisition of Autonomy. On January 19, 2015, the U.K. Serious Fraud Office notified HP that it

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 13: Litigation and Contingencies (Continued)

was closing its investigation and had decided to cede jurisdiction of the investigation to the U.S. authorities. On November 14, 2016, the DOJ announced that a federal grand jury indicted Sushovan Hussain, the former CFO of Autonomy, on charges of conspiracy to commit wire fraud and multiple counts of wire fraud.  The indictment alleges that Hussain engaged in a scheme to defraud purchasers and sellers of securities of Autonomy and HP about the true performance of Autonomy’s business, its financial condition, and its prospects for growth.  On November 15, 2016, the SEC announced that Stouffer Egan, the former CEO of Autonomy’s U.S.-based operations, settled charges relating to his participation in an accounting scheme to meet internal sales targets and analyst revenue expectations.  HP is continuing to cooperate with the ongoing enforcement actions.

•
Litigation.  As described below, HP is involved in various stockholder litigation relating to, among other things, its October 2011 acquisition of Autonomy and its November 20, 2012 announcement that it recorded a non-cash charge for the impairment of goodwill and intangible assets within Hewlett Packard Enterprise’s software segment of approximately $8.8 billion in the fourth quarter of its 2012 fiscal year and HP’s statements that, based on HP’s findings from an ongoing investigation, the majority of this impairment charge related to accounting improprieties, misrepresentations to the market and disclosure failures at Autonomy that occurred prior to and in connection with HP’s acquisition of Autonomy and the impact of those improprieties, failures and misrepresentations on the expected future financial performance of the Autonomy business over the long-term. This stockholder litigation was commenced against, among others, certain current and former HP executive officers, certain current and former members of HP’s Board of Directors and certain advisors to HP. The plaintiffs in these litigation matters are seeking to recover certain compensation paid by HP to the defendants and/or other damages. Pursuant to the separation and distribution agreement, HP and Hewlett Packard Enterprise share equally the cost and any damages arising from these litigation matters. These matters include the following:

•
In re Hewlett-Packard Shareholder Derivative Litigation (the “Federal Court Derivative Action”) consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP’s acquisition of Autonomy and the financial performance of HP’s enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP’s acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP’s acquisition of Autonomy and Autonomy’s Intelligent Data Operating Layer technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in “abuse of control” over HP, corporate waste and were unjustly enriched. The litigation was stayed until June 2014. The lead plaintiff filed a stipulation of proposed settlement on June 30, 2014. The court declined to grant preliminary approval to this settlement, and, on December 19, 2014, also declined to grant preliminary approval to a revised version of the settlement. On January 22, 2015, the lead plaintiff moved for preliminary approval of a further revised version of the settlement. On March 13, 2015, the court issued an order granting preliminary approval to the settlement. On July 24, 2015, the court held a hearing to entertain any remaining objections to the settlement and decide whether to grant final approval of the settlement. On July 30, 2015, the court granted final approval to the settlement and denied all remaining objections to the settlement. Three objectors to the settlement appealed the court’s final approval order to United States Court of Appeals for the Ninth Circuit. Plaintiffs-appellants filed their opening briefs on December 30, 2015. HP’s response brief was filed on February 29, 2016, and the reply briefs were filed on May 12, 2016.

•
Autonomy Corporation Limited v. Michael Lynch and Sushovan Hussain. On April 17, 2015, four HP subsidiaries (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain. The Particulars of Claim seek damages in excess of $5 billion from Messrs. Lynch and Hussain for breach of their fiduciary duties by causing Autonomy group companies to engage in improper transactions and accounting practices. On October 1, 2015, Messrs. Lynch and Hussain filed their defenses. Mr. Lynch also filed a counterclaim against Autonomy Corporation Limited seeking $160 million in damages, among other things, for alleged misstatements regarding Lynch. The HP subsidiary claimants filed their replies to the defenses and the asserted counter-claim on March 11, 2016. The parties are actively engaged in the disclosure process. A six-month trial is scheduled to begin on January 28, 2019.

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
HP is party to, or otherwise involved in, proceedings brought by U.S. or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), known as “Superfund,” or state laws similar to CERCLA, and may become a party to, or otherwise involved in, proceedings brought by private parties for contribution towards clean-up costs. HP is also conducting environmental investigations or remediations at several current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies.
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

Note 14: Guarantees, Indemnifications and Warranties
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
For information on the cross-indemnifications related to the tax matter agreements and litigations effective upon the Separation on November 1, 2015, see Note 6, “Taxes on Earnings”, and Note 13, “Litigation and Contingencies”, respectively.
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
HP’s aggregate product warranty liabilities and changes were as follows:

Three months ended January 31, 2017
In millions
Balance at beginning of period	$980
Accruals for warranties issued	236
Adjustments related to pre-existing warranties (including changes in estimates)	(11)
Settlements made (in cash or in kind)	(256)
Balance at end of period	$949

Note 15: Discontinued Operations
On November 1, 2015, HP completed the Separation of Hewlett Packard Enterprise. After the Separation, HP does not beneficially own any shares of Hewlett Packard Enterprise common stock.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 15: Discontinued Operations (Continued)

The following table presents the financial results of HP’s discontinued operations:

	Three months ended January 31
	2017	2016
	In millions
Expenses(1)	$—	$87
Interest and other, net(2)	(29)	—
Earnings (loss) from discontinued operations before taxes	29	(87)
(Provision for) benefit from taxes	(29)	29
Loss from discontinued operations, net of taxes	$—	$(58)
_______________________________________________________________________________

(1)	Expenses for the three months ended January 31, 2016 were primarily related to separation costs.

(2)
In connection with the TMA, Interest and other, net for the three months ended January 31, 2017 includes $29 million of net tax indemnification amounts and Provision for taxes for the three months ended January 31, 2017 includes $29 million of the tax impact relating to the above amounts. For more information on tax indemnifications and the TMA, see Note 6, “Taxes on Earnings”.

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

•
Results of Operations.  An analysis of our continuing operations financial results comparing the three months ended January 31, 2017 to the prior-year period. A discussion of the results of continuing operations is followed by a more detailed discussion of the results of operations by segment.

•	Liquidity and Capital Resources. An analysis of changes in our cash flows and a discussion of our liquidity and continuing financial condition.

•
Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan contributions, cost saving plan, uncertain tax positions and off-balance sheet arrangements of our continuing operations.

The discussion of financial condition and results of our continuing operations that follows provides information that will assist the reader in understanding our Consolidated Condensed Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Condensed Financial Statements. This discussion should be read in conjunction with our Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this document.

HP INC. SEPARATION TRANSACTION
On November 1, 2015, we completed the separation of Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), HP Inc.’s former enterprise technology infrastructure, software, services and financing businesses (the “Separation”). In connection with the Separation, Hewlett-Packard Company changed its name to HP Inc. (“HP”). The historical results of operations and financial positions of Hewlett Packard Enterprise are reported as discontinued operations in our Consolidated Condensed Financial Statements. For further information on discontinued operations, see Note 15, “Discontinued Operations”, to the Consolidated Condensed Financial Statements in Item 1 of Part I, which is incorporated herein by reference.
OVERVIEW
We are a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions, and services. We sell to individual consumers, small- and medium-sized businesses (“SMBs”) and large enterprises, including customers in the government, health, and education sectors. We have three segments for financial reporting purposes: Personal Systems, Printing and Corporate Investments. The Personal Systems segment offers Commercial personal computers (“PCs”), Consumer PCs, Workstations, thin clients, Commercial tablets and mobility devices, retail point-of-sale systems, displays and other related accessories, support, and services for the commercial and consumer markets. The Printing segment provides consumer and commercial printer hardware, supplies, media, solutions and services, as well as scanning devices. Corporate Investments include HP Labs and certain business incubation projects.

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

•
In Printing, our strategic focus is on business printing, a shift to contractual solutions and graphics. Business printing includes delivering solutions to SMBs and enterprise customers, such as multi-function and PageWide printers,

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

including our JetIntelligence lineup of LaserJet printers. The shift to contractual solutions includes an increased focus on Managed Print Services and Instant Ink, which presents strong after-market supplies opportunities. In the graphics space, we are focused on innovations such as our Indigo and Latex product offerings. We plan to continue to focus on shifting the mix in the installed base to higher value units and expanding our innovative Ink, Laser, Graphics and 3D printing programs. We continue to execute on our key initiatives of focusing on high-value products targeted at high usage categories and introducing new revenue delivery models. Our focus is on placing higher value printer units which offer strong annuity of toner and ink, the design and deployment of A3 products and solutions, accelerating growth in graphic solutions products, and launching our first 3D printers.
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

•
In Personal Systems, demand for PCs is being impacted by weaker macroeconomic conditions and currency depreciation in Latin America and certain European and Asian markets. As such, we anticipate continued market headwinds.

•
In Printing, we are experiencing the impact of demand challenges in consumer and commercial markets. We are also experiencing an overall competitive pricing environment and the strength of the yen has allowed our Japanese competitors to be aggressive in their pricing. We obtain a number of components from single sources due to technology, availability, price, quality or other considerations. For instance, we source laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and do not anticipate non-renewal of this agreement.

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
We typically experience higher net revenues in our first and fourth quarters compared to other quarters in our fiscal year due in part to seasonal holiday demand. Historical seasonal patterns should not be considered reliable indicators of our future net revenues or financial performance.
For a further discussion of trends, uncertainties and other factors that could impact our continuing operating results, see the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Our management believes that there have been no significant changes during the three months ended January 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
ACCOUNTING PRONOUNCEMENTS

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

For a summary of recent accounting pronouncements applicable to our Consolidated Condensed Financial Statements see Note 1, “Basis of Presentation”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
Results of operations in U.S. dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2017		2016
	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$12,684	100.0%	$12,246	100.0%
Cost of revenue	(10,436)	(82.3)%	(9,961)	(81.3)%
Gross profit	2,248	17.7%	2,285	18.7%
Research and development	(296)	(2.3)%	(292)	(2.4)%
Selling, general and administrative	(1,017)	(8.1)%	(1,037)	(8.5)%
Acquisition-related charges	(16)	(0.1)%	—	—%
Restructuring and other charges	(63)	(0.5)%	(20)	(0.2)%
Amortization of intangible assets	—	—%	(8)	—%
Earnings from continuing operations before interest and taxes	856	6.7%	928	7.6%
Interest and other, net	(81)	(0.6)%	(94)	(0.8)%
Earnings from continuing operations before taxes	775	6.1%	834	6.8%
Provision for taxes	(164)	(1.3)%	(184)	(1.5)%
Net earnings from continuing operations	611	4.8%	650	5.3%
Net loss from discontinued operations, net of taxes	—	—%	(58)	(0.5)%
Net earnings	$611	4.8%	$592	4.8%
Net Revenue
For the three months ended January 31, 2017, total net revenue increased 3.6% (increased 4.9% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 7.6% to $4.6 billion, while net revenue from international operations increased 1.4% to $8.1 billion. The increase in net revenue was primarily driven by growth in Notebooks and Workstations, partially offset by unfavorable foreign currency impacts and decline in Supplies.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

For each of the three months ended January 31, 2017, our gross margin decreased 1.0 percentage points as compared to the prior-year periods. The primary factors impacting gross margin performance were unfavorable segment mix, increase in commodity prices in Personal Systems and unfavorable foreign currency impact.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development
R&D expense increased 1% for the three months ended January 31, 2017, as compared to the prior-year periods, primarily due to continuing investment in 3D printing.
Selling, General and Administrative
SG&A expense decreased 2% for the three months ended January 31, 2017, as compared to the prior-year periods, primarily due to our cost saving initiatives, partially offset by an increase in field selling cost and marketing spend in Printing segment for demand generation.
Restructuring and Other Charges
Restructuring and other charges for the three months ended January 31, 2017 relate primarily to the restructuring plan announced in October 2016 (the “Fiscal 2017 Plan”) and certain non-recurring costs, including those as a result of the Separation.
Interest and Other, Net
Interest and other, net expense decreased by $13 million for the three months ended January 31, 2017 as compared to the prior-year period, primarily due to changes in indemnification receivables from Hewlett Packard Enterprise in the current quarter for certain tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the tax matters agreement.
Provision for Taxes
Our effective tax rate for continuing operations was 21.2% and 22.0% for the three months ended January 31, 2017 and 2016, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the United States.
During the three months ended January 31, 2017, HP recorded $1 million of net tax benefit related to unique items to the year in the provision for taxes for continuing operations. This amount included a tax benefit of $17 million related to uncertain tax positions and a tax benefit of $19 million related to restructuring and other charges. These tax benefits were offset by $26 million related to the state tax provision to return adjustments and $9 million related to various other items.
In the three months ended January 31, 2016, we recorded $54 million of net tax benefits related to discrete items in the provision for taxes for continuing operations. This amount included a tax benefit of $41 million arising from the retroactive research and development credit provided by the Consolidated Appropriations Act of 2016 signed into law in December 2015, a tax benefit of $6 million on restructuring and other charges, and a tax benefit of $39 million related to the provision to return adjustments. These tax benefits were offset by tax charges of $27 million related to uncertain tax positions and $5 million related to various other items.
Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.
Business Unit Realignment
Effective at the beginning of its first quarter of fiscal year 2017, HP implemented an organizational change to align its business unit financial reporting more closely with its current business structure. The organizational change resulted in the transfer of a portion of LaserJet printers from Commercial to Consumer within the Printing segment. HP reflected this change to its business unit information in prior reporting periods on an as-if basis which resulted in the reclassification of revenues

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

between the Commercial and Consumer business units of Printing. The reporting change had no impact to previously reported segment net revenue, consolidated net revenue, earnings from continuing operations, net earnings or net earnings per share.
Personal Systems

	Three months ended January 31
	2017	2016	% Change
	Dollars in millions
Net revenue	$8,224	$7,467	10.1%
Earnings from operations	$313	$229	36.7%
Earnings from operations as a % of net revenue	3.8%	3.1%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change
	2017	2016
	Dollars in millions		Percentage Points
Notebooks	$4,890	$4,205	9.2
Desktops	2,534	2,527	0.1
Workstations	491	444	0.6
Other	309	291	0.2
Total Personal Systems	$8,224	$7,467	10.1
Personal Systems net revenue increased 10.1% (increased 11.3% on a constant currency basis) for the three months ended January 31, 2017 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks and Workstations partially offset by unfavorable foreign currency impacts. The net revenue increase in Personal Systems was driven by an 8.0% increase in unit volume combined with a 2% increase in average selling prices (“ASPs”) as compared to the prior-year period. The increase in unit volume was primarily due to growth in Notebooks and Workstations partially offset by a decline in Commercial Desktops. The increase in ASPs was primarily due to favorable pricing rate and Commercial mix partially offset by foreign currency impacts and Consumer mix.
Consumer revenue increased 15% for the three months ended January 31, 2017 as compared to the prior-year period, driven by growth in Notebooks as a result of higher unit volume combined with higher ASPs partially offset by an unfavorable mix shift towards low-end products. Commercial revenue increased 7% as compared to the prior-year period, driven by growth in Notebooks and Workstations, partially offset by a decrease in Desktops. Net revenue increased 16.3% in Notebooks, 10.6% in Workstations and 6.2% in Other as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue increased by 0.7 percentage points for the three months ended January 31, 2017 as compared to the prior-year period. The increase was primarily due to the reduction of operating expenses partially offset by a decrease in gross margin. The decrease in gross margin was primarily due to an increase in component cost and unfavorable foreign currency impacts partially offset by higher ASPs. Operating expenses as a percentage of net revenue decreased primarily due to operating expense management.

Printing

	Three months ended January 31
	2017	2016	% Change
	Dollars in millions
Net revenue	$4,483	$4,642	(3.4)%
Earnings from operations	$716	$787	(9.0)%
Earnings from operations as a % of net revenue	16.0%	17.0%

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue
	2017	2016	Weighted Net Revenue Change
	Dollars in millions		Percentage Points
Supplies	$3,007	$3,101	(2.0)
Commercial Hardware	886	964	(1.7)
Consumer Hardware	590	577	0.3
Total Printing	$4,483	$4,642	(3.4)
Printing net revenue decreased 3.4% (decreased 2.0% on a constant currency basis) for the three months ended January 31, 2017 as compared to the prior-year period. The decline in net revenue was primarily driven by unfavorable foreign currency impacts, lower sales of Supplies, and divestiture of marketing optimization assets in the second half of fiscal year 2016, partially offset by an increase in printer unit volume. Net revenue for Supplies decreased 3% as compared to the prior-year period, primarily due to demand weakness and unfavorable foreign currency impacts. Printer unit volume increased 6% while ASPs decreased 7% as compared to the prior-year period. Printer unit volume increased due to new product offerings and larger opportunity to place incremental positive NPV units. Printer ASPs decreased primarily due to a mix shift from mid-high end to low-end printers and unfavorable foreign currency impacts.
Net revenue for Commercial Hardware decreased 8% as compared to the prior-year period, driven by a decline in other printing solutions largely due to the divestiture of marketing optimization assets in the second half of fiscal year 2016 and unfavorable foreign currency impacts. The unit volume in Commercial Hardware increased primarily due to share gains resulting from investments to place value units, resulting in a negative impact on ASPs.
Net revenue for Consumer Hardware increased 2% as compared to the prior-year period due to a 7% increase in printer unit volume, partially offset by 3% decline in ASPs. The unit volume increase in Consumer Hardware was driven by increases in both InkJet and LaserJet printers as well as an expansion in product offerings. The ASP decline in Consumer Hardware was primarily due to a mix shift from mid-high to low-end printers and the unfavorable foreign currency impacts.
Printing earnings from operations as a percentage of net revenue decreased by 1.0 percentage points for the three months ended January 31, 2017 as compared to the prior-year period primarily due to unfavorable foreign currency impacts and an increase in marketing spend for demand generation. The gross margin increased slightly due to operational improvements, partially offset by unfavorable foreign currency impacts. Operating expenses increased primarily due to an increase in marketing spend.
Corporate Investments
The loss from operations in Corporate Investments for the three months ended January 31, 2017 was primarily due to expenses associated with our incubation projects.

LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We are able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities made available by various domestic and foreign financial institutions. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 and the market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this report, which are incorporated herein by reference.
Our cash balances are held in numerous locations throughout the world, with the majority of those amounts held outside of the United States. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

available when and where it is needed. Our cash position remains strong, and we expect that our cash balances, anticipated cash flow generated from operations and access to capital markets will be sufficient to cover our expected near-term cash outlays.
In September 2016, HP entered into a definitive agreement to acquire Samsung Electronics Co., Ltd.’s printer business for $1.05 billion. The transaction is expected to close during the second half of 2017, pending regulatory approval and other customary closing conditions.
Amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may from time to time be subject to short-term intercompany loans into the United States. Most of the amounts held outside of the United States could be repatriated to the United States, but under current law, some would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign earnings is restricted by local law. Except for foreign earnings that are considered indefinitely reinvested outside of the United States, we have provided for the U.S. federal tax liability on these earnings for financial statement purposes. Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the United States and we would meet liquidity needs through ongoing cash flows, external borrowings or both. We do not expect restrictions or potential taxes incurred on amounts repatriated to the United States to have a material effect on our overall liquidity, financial condition or results of operations.
Liquidity
Our key cash flow metrics were as follows:

	Three months ended January 31
	2017	2016
	In millions
Net cash provided by (used in) operating activities	$767	$(102)
Net cash used in investing activities	(86)	(111)
Net cash used in financing activities	(638)	(13,532)
Net increase (decrease) in cash and cash equivalents	$43	$(13,745)
Operating Activities
Compared to the corresponding period in fiscal year 2016, net cash provided by operating activities increased by $869 million for the three months ended January 31, 2017. The increase was primarily due to higher cash generated from working capital management activities.
Working Capital Metrics
Management utilizes current cash conversion cycle information to manage HP’s working capital levels. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	January 31, 2017	October 31, 2016	Change	January 31, 2016	October 31, 2015	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	25	30	(5)	30	35	(5)	(5)
Days of supply in inventory ("DOS")	39	39	—	37	39	(2)	2
Days of purchases outstanding in accounts payable ("DPO")	(94)	(98)	4	(82)	(93)	11	(12)
Cash conversion cycle	(30)	(29)	(1)	(15)	(19)	4	(15)
January 31, 2017 as compared to January 31, 2016
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. The decrease in DSO was primarily due to favorable revenue linearity and reduction of aged accounts receivable.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The increase in DOS was primarily due to higher inventory balance to support future sales levels.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The increase in DPO was primarily due to increased strategic inventory purchases and an extension of payment terms with our product suppliers.
Investing Activities
Compared to the corresponding period in fiscal year 2016, net cash used in investing activities decreased by $25 million for the three months ended January 31, 2017, primarily due to a decrease in net investment in property, plant and equipment.
Financing Activities
Compared to the corresponding period in fiscal year 2016, net cash used in financing activities decreased by $12.9 billion for the three months ended January 31, 2017, as the net cash used in financing activities for the three months ended January 31, 2016 included the cash transfer of $10.4 billion to Hewlett Packard Enterprise in connection with the Separation and redemption of $2.1 billion of U.S. Dollar Global Notes.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Outstanding borrowings remained at $6.8 billion as of January 31, 2017 and October 31, 2016, bearing weighted-average interest rates of 4.1% for January 31, 2017 and 4.2% for October 31, 2016.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 9, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of January 31, 2017, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, which will be available until April 2, 2019 and is primarily to support the issuance of commercial paper. Funds borrowed under this revolving credit facility may also be used for general corporate purposes.
Available Borrowing Resources
We had the following resources available to obtain short or long-term financing:

As of January 31, 2017
In millions
2016 Shelf Registration Statement	Unspecified
Uncommitted lines of credit	$950
For more information on our borrowings, see Note 10, “Borrowings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are primarily related to a portion of our requirements for inventory and other items in the normal course of business. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude open purchase orders that are routine arrangements entered into in the ordinary course of business as they are difficult to quantify in a meaningful way. Even though open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust terms based on our business needs prior to the delivery of goods or performance of services. During the three months ended January 31, 2017, we have executed an agreement resulting in a purchase obligations of $452 million and the payments are due within one year.
Retirement and Post-Retirement Benefit Plan Contributions
As of January 31, 2017, we anticipate making contributions for the remainder of fiscal year 2017 of approximately $26 million to our non-U.S. pension plans, $33 million to cover benefit payments to U.S. non-qualified pension plan participants and $9 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
We expect to make future cash payments of between $355 million and $505 million in connection with our cost savings plans through fiscal year 2021. These payments have been excluded from the contractual obligations table because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of January 31, 2017, we had approximately $1.8 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
We have third-party short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party short-term financing arrangements, see Note 7, “Supplementary Financial Information”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HP, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2016.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 13, “Litigation and Contingencies” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
November 2016	7,807	$14.99	7,807	$3,754,979
December 2016	8,318	$15.44	8,318	$3,626,501
January 2017	9,423	$14.88	9,423	$3,486,276
Total	25,548		25,548
On July 21, 2011, HP’s Board of Directors authorized a $10.0 billion share repurchase program. HP may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On October 10, 2016, the Board authorized an additional $3.0 billion for future repurchases of its outstanding shares of common stock. HP intends to use repurchases from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. All share repurchases settled in the first quarter of fiscal year 2017 were open market transactions. As of January 31, 2017, HP had approximately $3.5 billion remaining under repurchase authorizations.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The Exhibit Index beginning on page 52 of this report sets forth a list of exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HP INC.
/s/ Catherine A. Lesjak
Catherine A. Lesjak Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: March 2, 2017

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.3	November 5, 2015
2(d)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
2(e)	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.5	November 5, 2015
2(f)	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.6	November 5, 2015
2(g)	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC.**	8-K	001-04423	2.7	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.2	July 25, 2016
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-21516	4.2	December 15, 2016
4(c)	Form of Registrant’s 3.750% Global Note due December 1, 2020 and form of related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	December 2, 2010
4(d)	Form of Registrant’s 4.300% Global Note due June 1, 2021 and form of related Officers’ Certificate.	8-K	001-04423	4.5 and 4.6	June 1, 2011
4(e)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(f)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(g)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant’s 2.750% Global Note due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers’ Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(i)	Specimen certificate for the Registrant’s common stock.	8-K/A	001-04423	4.1	June 23, 2006
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Registrant’s 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant’s Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant’s Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	March 10, 2008
10(k)	Form of Option Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(1)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
10(j)(j)	Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.	8-K	001-04423	10.1	November 5, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)(k)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 12, 2016
10(l)(l)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 12, 2016
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 12, 2016
10(n)(n)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(n)(n)	March 3, 2016
10(o)(o)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(o)(o)	March 3, 2016
10(p)(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(q)(q)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(t)(t)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(u)(u)	First Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-K	001-04423	10(u)(u)	December 15, 2016
10(v)(v)	Second Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*‡
10(w)(w)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*‡
10(x)(x)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*‡
10(y)(y)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*‡
10(z)(z)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*‡
10(a)(a)(a)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*‡
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡
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