Form 10-Q
period 2017-04-30
HP INC
filed 2017-06-01
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2017
Or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP common stock outstanding as of April 30, 2017 was 1,683,334,989 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended April 30, 2017
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, “company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP’s businesses; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP’s products and the delivery of HP’s services effectively; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; risks associated with HP’s international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including, but not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2017	2016	2017	2016
	In millions, except per share amounts
Net revenue	$12,385	$11,588	$25,069	$23,834
Costs and expenses:
Cost of revenue	10,002	9,338	20,438	19,299
Research and development	314	301	610	593
Selling, general and administrative	1,087	1,002	2,104	2,039
Restructuring and other charges	140	100	203	120
Acquisition-related charges	20	—	36	—
Amortization of intangible assets	1	6	1	14
Defined benefit plan settlement charges	3	—	3	—
Total costs and expenses	11,567	10,747	23,395	22,065
Earnings from continuing operations	818	841	1,674	1,769
Interest and other, net	(64)	(5)	(145)	(99)
Earnings from continuing operations before taxes	754	836	1,529	1,670
Provision for taxes	(195)	(176)	(359)	(360)
Net earnings from continuing operations	559	660	1,170	1,310
Net loss from discontinued operations, net of taxes	—	(31)	—	(89)
Net earnings	$559	$629	$1,170	$1,221
Net earnings (loss) per share:
Basic
Continuing operations	$0.33	$0.38	$0.69	$0.75
Discontinued operations	—	(0.01)	—	(0.05)
Total basic net earnings per share	$0.33	$0.37	$0.69	$0.70
Diluted
Continuing operations	$0.33	$0.38	$0.68	$0.75
Discontinued operations	—	(0.02)	—	(0.06)
Total diluted net earnings per share	$0.33	$0.36	$0.68	$0.69
Cash dividends declared per share	$—	$—	$0.27	$0.25
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,688	1,720	1,696	1,748
Diluted	1,709	1,731	1,716	1,758
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2017	2016	2017	2016
	In millions
Net earnings	$559	$629	$1,170	$1,221
Other comprehensive loss before taxes:
Change in unrealized gains on available-for-sale securities:
Gains arising during the period	1	1	4	1
Change in unrealized components of cash flow hedges:
Losses arising during the period	(70)	(145)	(239)	(40)
Gains reclassified into earnings	(16)	(62)	(87)	(96)
	(86)	(207)	(326)	(136)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	13	(4)	13	(4)
Amortization of actuarial loss and prior service benefit	17	12	37	24
Settlements and other	3	1	3	1
	33	9	53	21
Other comprehensive loss before taxes	(52)	(197)	(269)	(114)
Benefit from (provision for) taxes	7	53	(7)	69
Other comprehensive loss, net of taxes	(45)	(144)	(276)	(45)
Comprehensive income	$514	$485	$894	$1,176
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	April 30, 2017	October 31, 2016
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$6,223	$6,288
Accounts receivable	3,771	4,114
Inventory	4,756	4,484
Other current assets	3,552	3,582
Total current assets	18,302	18,468
Property, plant and equipment	1,661	1,736
Goodwill	5,622	5,622
Other non-current assets	3,101	3,161
Total assets	$28,686	$28,987
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$110	$78
Accounts payable	11,079	11,103
Employee compensation and benefits	665	759
Taxes on earnings	221	231
Deferred revenue	980	919
Other accrued liabilities	5,549	5,718
Total current liabilities	18,604	18,808
Long-term debt	6,710	6,735
Other non-current liabilities	7,327	7,333
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,683 and 1,712 shares issued and outstanding at April 30, 2017 and October 31, 2016, respectively)	17	17
Additional paid in capital	521	1,030
Retained deficit	(2,779)	(3,498)
Accumulated other comprehensive loss	(1,714)	(1,438)
Total stockholders’ deficit	(3,955)	(3,889)
Total liabilities and stockholders’ deficit	$28,686	$28,987
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six months ended April 30
	2017	2016
	In millions
Cash flows from operating activities:
Net earnings	$1,170	$1,221
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	173	164
Stock-based compensation expense	123	101
Restructuring and other charges	203	120
Deferred taxes on earnings	205	600
Other, net	21	(46)
Changes in operating assets and liabilities:
Accounts receivable	289	894
Inventory	(272)	722
Accounts payable	26	(1,063)
Taxes on earnings	(177)	(505)
Restructuring and other	(97)	(68)
Other assets and liabilities	(442)	(663)
Net cash provided by operating activities	1,222	1,477
Cash flows from investing activities:
Investment in property, plant and equipment	(176)	(206)
Proceeds from sale of property, plant and equipment	69	—
Purchases of available-for-sale securities and other investments	(136)	(122)
Maturities and sales of available-for-sale securities and other investments	2	12
Proceeds from business divestitures	—	61
Net cash used in investing activities	(241)	(255)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	74	39
Proceeds from debt, net of issuance costs	5	4
Payment of debt	(44)	(2,158)
Settlement of cash flow hedges	(9)	6
Net transfer of cash and cash equivalents to Hewlett Packard Enterprise Company	—	(10,375)
Net (payments) proceeds related to stock-based award activities	(12)	1
Repurchase of common stock	(609)	(1,102)
Cash dividends paid	(451)	(434)
Net cash used in financing activities	(1,046)	(14,019)
Decrease in cash and cash equivalents	(65)	(12,797)
Cash and cash equivalents at beginning of period	6,288	17,433
Cash and cash equivalents at end of period	$6,223	$4,636
Supplemental schedule of non-cash activities:
Net assets transferred to Hewlett Packard Enterprise Company	$—	$22,197
Purchase of assets under capital leases	$84	$73
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 1: Basis of Presentation
Separation Transaction
On November 1, 2015, Hewlett-Packard Company completed the separation of Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses (the “Separation”). In connection with the Separation, Hewlett-Packard Company changed its name to HP Inc. (“HP”) and entered into a separation and distribution agreement as well as various other agreements with Hewlett Packard Enterprise that provide a framework for the relationships between the parties, including among others a tax matters agreement, an employee matters agreement, a transition service agreement, a real estate matters agreement, a master commercial agreement and an information technology service agreement. For more information on the impacts of these agreements, see Note 6, “Taxes on Earnings”, Note 13, “Litigation and Contingencies” and Note 14, “Guarantees, Indemnifications and Warranties”.
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
Reclassifications
HP has made changes to the alignment of its business units in order to align its business unit financial reporting more closely with its current business structure. HP made this change to its business unit information in prior reporting periods on an as-is basis. The reporting change had no impact to previously reported segment net revenue, consolidated net revenue, earnings from continuing operations, net earnings or net earnings per share (“EPS”). See Note 2, “Segment Information”, for a further discussion of HP’s business unit realignments.
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
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standard Board (“FASB”) issued guidance, which amends the existing accounting standards for share-based payments, including the accounting for income taxes and forfeitures, as well as the classifications on the statements of cash flows. HP early adopted the amendments in the first quarter of fiscal year 2017. Beginning November 1, 2016, stock-based compensation excess tax benefits or tax deficiencies are reflected in the Consolidated Condensed Statements of Earnings as a component of the provision for taxes, whereas they previously were recognized as additional paid in capital in the stockholders’ deficit in the Consolidated Condensed Balance Sheets. HP has elected to continue to estimate forfeitures expected to occur to determine the stock-based compensation expense. Additionally, the Consolidated Condensed Statements of Cash Flows now present excess tax benefits as an operating activity rather than as a financing activity, while the payment of withholding taxes on the settlement of stock-based compensation awards is presented as a financing activity rather than as an operating activity, with prior periods adjusted accordingly. The implementation of this guidance did not have a material impact on the Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2016. See Note 6, “Taxes on Earnings”, for additional impact on the Consolidated Condensed Financial Statements.
In May 2015, the FASB issued guidance, which amends the existing disclosures for investments measured at net asset value (“NAV”) per share (or its equivalent), as a practical expedient for fair value. This amendment removes the requirement to categorize these investments within the fair value hierarchy. The amendment also removes the requirement to make certain

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient. HP adopted the guidance in the first quarter of fiscal year 2017. Other than the change in presentation of certain pension-related assets that use NAV as a practical expedient, which requires retrospective application, the adoption of this new guidance did not have an impact on the Consolidated Condensed Financial Statements.
In April 2015, the FASB amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement. HP adopted the guidance prospectively in the first quarter of fiscal year 2017. The implementation of this guidance did not have an impact on the Consolidated Condensed Financial Statements.
In April 2015, the FASB amended the existing accounting standards for the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. HP adopted the guidance in the first quarter of fiscal year 2017. The adoption resulted in the reclassification of unamortized debt issuance costs related to HP's U.S. Dollar Global Notes from "Other non-current assets" to "Long-term debt" within the Consolidated Condensed Balance Sheets of $23 million for the year ended October 31, 2016.
Recently Issued Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued guidance which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. HP is required to adopt the guidance in the first quarter of fiscal year 2021 using a prospective approach. Earlier adoption is permitted. HP currently expects to early adopt this guidance in the fourth quarter of fiscal year 2017. HP expects that the implementation of this guidance will not have an effect on its Consolidated Condensed Financial Statements.
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
In November 2016, the FASB issued guidance, which addresses the presentation of restricted cash in the statement of cash flows.  The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  HP is required to adopt the guidance retrospectively in the first quarter of fiscal year 2019. Earlier adoption is permitted.  HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.
In October 2016, the FASB issued guidance, which amends the existing accounting for Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs. It also requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Earlier adoption is permitted. HP is required to adopt the guidance in the first quarter of fiscal year 2019. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.
In August 2016, the FASB issued guidance, which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows. HP is required to adopt the guidance in the first quarter of fiscal year 2019. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.
In June 2016, the FASB issued guidance, which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. HP is required to adopt the guidance in the first quarter of fiscal year 2021. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.
In February 2016, the FASB issued guidance, which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

for all leases with lease terms of more than twelve months. HP is required to adopt the guidance in the first quarter of fiscal year 2020 using a modified retrospective approach. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.
In January 2016, the FASB issued guidance, which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The updated guidance primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. HP is required to adopt the guidance in the first quarter of fiscal year 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments (Topic 606) are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented (“full retrospective method”) or retrospectively with the cumulative effect recognized as of the date of initial application (“modified retrospective method”).
HP will adopt the new revenue standard in the first quarter of fiscal 2019 and intends to apply the modified retrospective method. HP is continuing to evaluate the impact of this guidance on the Consolidated Condensed Financial Statements and disclosures.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 2. Segment Information
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
A summary description of each segment is as follows:
Personal Systems provides Commercial and Consumer personal computers (“PCs”), Workstations, thin clients, Commercial tablets and mobility devices, retail point-of-sale systems, displays and other related accessories, software, support and services for the commercial and consumer markets. HP groups Commercial notebooks, Commercial desktops, Commercial services, Commercial tablets and mobility devices, Commercial detachables, Workstations, retail point-of-sale systems and thin clients into commercial clients and Consumer notebooks, Consumer desktops, Consumer services and Consumer detachables into consumer clients when describing performance in these markets. Described below are HP’s global business capabilities within Personal Systems:

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

•
Home Printing Solutions delivers a compelling set of innovative printing products and solutions for the home and home business or small office customers utilizing both HP’s Ink and Laser technologies. Initiatives such as Instant Ink and Continuous Ink Supply System provide business model innovation to benefit and expand HP’s existing customer base, while new innovations like Sprocket drive print relevance for a mobile generation.

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
The accounting policies HP uses to derive segment results are substantially the same as those used by HP in preparing these financial statements. HP derives the results of the business segments directly from its internal management reporting system. Segment net revenue includes revenues from sales to external customers and certain revenues related to managed print services arrangements, which are eliminated for the purposes of reporting HP’s consolidated net revenue.
HP does not allocate certain operating expenses, which it manages at the corporate level, to its segments. These unallocated amounts include certain corporate governance costs and market-related retirement credits, stock-based compensation expense, restructuring and other charges, acquisition-related charges, amortization of intangible assets, defined benefit plan settlement charges and net revenue eliminations, primarily related to managed print services.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (continued)

Business Unit Realignment
Effective at the beginning of its first quarter of fiscal year 2017, HP implemented an organizational change to align its business unit financial reporting more closely with its current business structure. The organizational change resulted in the transfer of a portion of LaserJet printers from Commercial to Consumer within the Printing segment. HP reflected this change to its business unit information in prior reporting periods on an as-is basis that resulted in the reclassification of revenues between the Commercial and Consumer business units of Printing. The reporting change had no impact to previously reported segment net revenue, consolidated net revenue, earnings from continuing operations, net earnings or net earnings per share.
Segment Operating Results from Continuing Operations

	Personal Systems	Printing	Corporate Investments	Total Segments	Eliminations and Other		Total
	In millions
Three months ended April 30, 2017
Net revenue	$7,662	$4,743	$3	$12,408	$(23)		$12,385
Earnings (loss) from operations	$244	$825	$(26)	$1,043
Three months ended April 30, 2016
Net revenue	$6,990	$4,637	$3	$11,630	$(42)		$11,588
Earnings (loss) from operations	$242	$801	$(8)	$1,035
Six months ended April 30, 2017
Net revenue	$15,886	$9,226	$5	$25,117	$(48)		$25,069
Earnings (loss) from operations	$557	$1,541	$(49)	$2,049
Six months ended April 30, 2016
Net revenue	$14,457	$9,279	$6	$23,742	$92	(1)	$23,834
Earnings (loss) from operations	$471	$1,588	$(31)	$2,028

(1)	For the six months ended April 30, 2016, the amount includes the recognition of revenue previously deferred in relation to sales to the pre-Separation finance entity.
The reconciliation of segment operating results to HP consolidated results was as follows:

	Three months ended April 30		Six months ended April 30
	2017	2016	2017	2016
	In millions
Net Revenue:
Total segments	$12,408	$11,630	$25,117	$23,742
Net revenue eliminations and other	(23)	(42)	(48)	92
Total net revenue	$12,385	$11,588	$25,069	$23,834
Earnings from continuing operations before taxes:
Total segment earnings from operations	$1,043	$1,035	$2,049	$2,028
Corporate and unallocated costs and eliminations	(13)	(48)	(9)	(24)
Stock-based compensation expense	(48)	(40)	(123)	(101)
Restructuring and other charges	(140)	(100)	(203)	(120)
Acquisition-related charges	(20)	—	(36)	—
Amortization of intangible assets	(1)	(6)	(1)	(14)
Defined benefit plan settlement charges	(3)	—	(3)	—
Interest and other, net	(64)	(5)	(145)	(99)
Total earnings from continuing operations before taxes	$754	$836	$1,529	$1,670

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (continued)

Net revenue by segment and business unit was as follows:

	Three months ended April 30		Six months ended April 30
	2017	2016	2017	2016
	In millions
Notebooks	$4,493	$3,838	$9,383	$8,043
Desktops	2,377	2,402	4,911	4,929
Workstations	495	461	986	905
Other	297	289	606	580
Personal Systems	7,662	6,990	15,886	14,457
Supplies	3,157	3,099	6,164	6,200
Commercial Hardware	982	957	1,868	1,921
Consumer Hardware	604	581	1,194	1,158
Printing	4,743	4,637	9,226	9,279
Corporate Investments	3	3	5	6
Total segment net revenue	12,408	11,630	25,117	23,742
Net revenue eliminations and other	(23)	(42)	(48)	92
Total net revenue	$12,385	$11,588	$25,069	$23,834

Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the six months ended April 30, 2017 and 2016 summarized by plan were as follows:

	Fiscal 2017 Plan		Fiscal 2015 Plan		Fiscal 2012 Plan
	Severance	Infrastructure and other(1)	Severance and PRP(2)	Infrastructure and other	Severance and EER(3)	Infrastructure and other	Total
	In millions
Accrued balance as of October 31, 2016	$24	$—	$21	$4	$7	$2	$58
Charges	81	58	10	—	1	—	150
Cash payments	(20)	(4)	(31)	(2)	(3)	—	(60)
Non-cash and other adjustments	—	(52)	1	—	—	—	(51)
Accrued balance as of April 30, 2017	$85	$2	$1	$2	$5	$2	$97
Total costs incurred to date as of April 30, 2017	$105	$58	$166	$27	$1,075	$44	$1,475
Reflected in Consolidated Balance Sheets
Other accrued liabilities	$85	$2	$1	$2	$5	$1	$96
Other non-current liabilities	—	—	—	—	—	1	1
Accrued balance as of October 31, 2015	—	—	39	—	21	3	63
Charges	—	—	87	31	2	—	120
Cash payments	—	—	(42)	(1)	(25)	—	(68)
Non-cash and other adjustments	—	—	(10)	(29)	10	—	(29)
Accrued balance as of April 30, 2016	$—	$—	$74	$1	$8	$3	$86
HP’s restructuring charges for the three months ended April 30, 2017 summarized by plan were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 3: Restructuring and Other Charges (Continued)

	Fiscal 2017 Plan		Fiscal 2015 Plan		Fiscal 2012 Plan
	Severance	Infrastructure and other(1)	Severance and PRP(2)	Infrastructure and other	Severance and EER(3)	Infrastructure and other	Total
	In millions
For the three months ended April 30, 2017	$57	$57	$4	$—	$—	$—	$118

(1)	Infrastructure and other includes asset impairment charges of $52 million for the three months and six months ended April 30, 2017 associated with the consolidation of manufacturing into global hubs.

(2)	PRP represents Phased Retirement Program.

(3)	EER represents Enhanced Early Retirement.
Fiscal 2017 Plan
On October 10, 2016, HP’s Board of Directors approved a restructuring plan (the “Fiscal 2017 Plan”), which it expects will be implemented through fiscal year 2019. HP estimates that it will incur aggregate pre-tax charges between $350 million and $500 million relating to labor and non-labor actions. HP estimates that approximately half of the expected cumulative pre-tax costs will relate to severance and the remaining will relate to infrastructure, non-labor actions and other charges, as described below. HP expects between 3,000 and 4,000 employees to exit by the end of fiscal year 2019.
Fiscal 2015 Plan
In connection with the Separation, on September 14, 2015, HP’s Board of Directors approved a cost savings plan (the “Fiscal 2015 Plan”), which includes labor and non-labor actions. The Fiscal 2015 Plan was considered substantially complete as of October 31, 2016. Approximately 3,000 employees exited by the end of fiscal year 2016.
Fiscal 2012 Plan
HP initiated a restructuring plan in fiscal year 2012 (the “Fiscal 2012 Plan”), which includes severance and infrastructure costs. The Fiscal 2012 Plan is considered substantially complete as of October 31, 2016 and HP does not expect any further activity associated with this plan.
Other Charges
Other charges include non-recurring costs, including those as a result of Separation, and are distinct from ongoing operational costs. These costs primarily relate to information technology costs such as advisory, consulting and non-recurring labor costs. HP incurred $22 million and $53 million of other charges for the three months and six months ended April 30, 2017, respectively. There were no other charges incurred for the three months and six months ended April 30, 2016.
Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2017	2016	2017	2016	2017	2016
	In millions
Service cost	$—	$—	$12	$12	$—	$—
Interest cost	117	136	4	6	5	5
Expected return on plan assets	(170)	(183)	(8)	(12)	(6)	(8)
Amortization and deferrals:
Actuarial loss (gain)	18	14	10	6	(5)	(3)
Prior service benefit	—	—	(1)	(1)	(5)	(4)
Net periodic benefit (credit) cost	(35)	(33)	17	11	(11)	(10)
Settlement loss	3	1	—	1	—	—
Special termination benefits	—	—	—	—	—	9
Total periodic benefit (credit) cost	$(32)	$(32)	$17	$12	$(11)	$(1)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2017	2016	2017	2016	2017	2016
	In millions
Service cost	$—	$—	$24	$23	$—	$—
Interest cost	234	272	8	12	9	10
Expected return on plan assets	(339)	(366)	(16)	(24)	(12)	(16)
Amortization and deferrals:
Actuarial loss (gain)	36	28	20	12	(7)	(6)
Prior service benefit	—	—	(2)	(2)	(10)	(8)
Net periodic benefit (credit) cost	(69)	(66)	34	21	(20)	(20)
Settlement loss	3	1	—	1	—	—
Special termination benefits	—	—	—	—	—	9
Total periodic benefit (credit) cost	$(66)	$(65)	$34	$22	$(20)	$(11)
Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2017, HP anticipates making contributions of approximately $26 million to its non-U.S. pension plans, approximately $33 million to its U.S. non-qualified plan participants and approximately $9 million to cover benefit claims under HP’s post-retirement benefit plans. During the six months ended April 30, 2017, HP contributed $16 million to its non-U.S. pension plans, paid $21 million to cover benefit payments to U.S. non-qualified plan participants, and paid $4 million to cover benefit claims under HP’s post-retirement benefit plans.
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

Note 5: Stock-Based Compensation
HP’s stock-based compensation plans permit the issuance of restricted stock awards, stock options and performance-based awards.
Stock-based compensation expense and the resulting tax benefits were as follows:

	Three months ended April 30		Six months ended April 30
	2017	2016	2017	2016
	In millions
Stock-based compensation expense	$48	$40	$123	$101
Income tax benefit	(15)	(13)	(39)	(35)
Stock-based compensation expense, net of tax	$33	$27	$84	$66
Restricted Stock Awards
Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. For the three and six months ended April 30, 2017 and 2016, HP granted only restricted stock units. HP uses the closing stock price on the grant date to estimate the fair value of service-based restricted stock units. HP estimates the fair value of restricted stock units subject to performance-adjusted vesting conditions using a combination of the closing stock price on the grant date and the Monte Carlo simulation model. The weighted-average fair value and the assumptions used to measure the fair value of restricted stock units subject to performance-adjusted vesting conditions in the Monte Carlo simulation model were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 5: Stock-Based Compensation (Continued)

	Six months ended April 30
	2017	2016
Weighted-average fair value(1)	$20	$13
Expected volatility(2)	30.5%	32.5%
Risk-free interest rate(3)	1.4%	1.2%
Expected performance period in years(4)	2.9	2.9

(1)	The weighted-average fair value was based on performance-adjusted restricted stock units granted during the period.

(2)	The expected volatility was estimated using the historical volatility derived from HP’s common stock.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected performance period was estimated based on the length of the remaining performance period from the grant date.
A summary of restricted stock award activity was as follows:

	Six months ended April 30, 2017
	Shares	Weighted-Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	28,710	$13
Granted	13,902	$16
Vested	(10,345)	$13
Forfeited	(427)	$14
Outstanding at end of period	31,840	$14
At April 30, 2017, there was $262 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.4 years.
Stock Options
HP utilizes the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. HP estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model, as these awards contain market conditions. HP did not grant any stock options for the three and six months ended April 30, 2017. The weighted-average fair value and the assumptions used to measure fair value for the three and six months ended April 30, 2016 were as follows:

	Three months ended April 30	Six months ended April 30
	2016	2016
Weighted-average fair value(1)	$2	$4
Expected volatility(2)	31.6%	36.4%
Risk-free interest rate(3)	1.6%	1.9%
Expected dividend yield(4)	5.1%	3.4%
Expected term in years(5)	5	6

(1)	The weighted-average fair value was based on stock options granted during the period.

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

A summary of stock option activity was as follows:

	Six months ended April 30, 2017
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	28,218	$12
Granted	—	$—
Exercised	(2,921)	$11
Forfeited and expired	(762)	$17
Outstanding at end of period	24,535	$12	4.7	$159
Vested and expected to vest at end of period	23,872	$12	4.7	$156
Exercisable at end of period	16,526	$12	3.9	$122
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the second quarter of fiscal year 2017. The aggregate intrinsic value is the difference between HP’s closing stock price on the last trading day of the second quarter of fiscal year 2017 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three and six months ended April 30, 2017 was $14 million and $17 million, respectively.
At April 30, 2017, there was $11 million of unrecognized pre-tax, stock-based compensation expense related to unvested stock options, which HP expects to recognize over the remaining weighted-average vesting period of 1.3 years.
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
Upon completion of the Separation on November 1, 2015, HP recorded income tax indemnification receivables from Hewlett Packard Enterprise for certain income tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the TMA. The actual amount that Hewlett Packard Enterprise may be obligated to pay HP could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of April 30, 2017 was $1.6 billion. In connection with the TMA, Interest and other, net for the six months ended April 30, 2017 includes income of $6 million for changes in the tax indemnifications amounts.
Provision for Taxes
HP’s effective tax rate for continuing operations was 25.9% and 21.1% for the three months ended April 30, 2017 and 2016, respectively and 23.5% and 21.6% for the six months ended April 30, 2017 and 2016, respectively. HP’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all foreign earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Taxes on Earnings (Continued)

During the three and six months ended April 30, 2017, HP recorded $4 million and $5 million, respectively, of net tax benefits related to discrete items in the provision for taxes for continuing operations. These amounts included a tax benefit of $12 million and $31 million for the three and six months ended April 30, 2017, respectively, related to restructuring charges. The three months ended April 30, 2017 also included various other tax charges of $8 million. The six months ended April 30, 2017 also included a tax charge of $26 million related to state provision to return adjustments.
During the three and six months ended April 30, 2016, HP recorded discrete items resulting in net tax benefits of $33 million and $86 million, respectively, for continuing operations. These amounts included a tax benefit of $32 million and $38 million for the three and six months ended April 30, 2016, respectively, related to restructuring charges. The six months ended April 30, 2016 also included a tax benefit of $41 million arising from the retroactive research and development credit provided by the Consolidated Appropriations Act of 2016 signed into law in December 2015.
During the three and six months ended April 30, 2017, in addition to the discrete items mentioned above, HP recorded excess tax benefits of $5.6 million and $12.4 million, respectively, on stock options, restricted stock and performance share units, which are reflected in the Consolidated Condensed Statements of Earnings as a component of the provision for income taxes as a result of the early adoption of ASU 2016-09 -“Improvements to Employee Share- Based Payment Accounting”. See Note 1, “Basis of Presentation”, for more details regarding the guidance.
Uncertain Tax Positions
As of April 30, 2017, the amount of unrecognized tax benefits was $10.8 billion, of which up to $3.9 billion would affect HP’s effective tax rate if realized. The amount of unrecognized tax benefits increased by $19 million for the six months ended April 30, 2017. HP continues to record its tax liabilities related to uncertain tax positions and certain liabilities for which it has joint and several liability with Hewlett Packard Enterprise. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of April 30, 2017, HP had accrued $219 million for interest and penalties.
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

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)

Note 7: Supplementary Financial Information
Accounts Receivable

	As of
	April 30, 2017	October 31, 2016
	In millions
Accounts receivable	$3,857	$4,221
Allowance for doubtful accounts	(86)	(107)
	$3,771	$4,114
The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Six months ended April 30, 2017
In millions
Balance at beginning of period	$107
Provision for doubtful accounts	13
Deductions, net of recoveries	(34)
Balance at end of period	$86
HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners in order to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of April 30, 2017 and October 31, 2016 were not material. As of April 30, 2017 and October 31, 2016, HP had $123 million and $149 million, respectively, outstanding from the third parties, which is reported in Accounts receivable in the Consolidated Condensed Balance Sheets. The costs associated with the sales of trade receivables for the three months and six months ended April 30, 2017 and 2016 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended April 30		Six months ended April 30
	2017	2016	2017	2016
	In millions
Balance at beginning of period	$104	$89	$149	$93
Trade receivables sold	2,252	1,894	4,701	3,770
Cash receipts	(2,235)	(1,916)	(4,728)	(3,793)
Foreign currency and other	2	4	1	1
Balance at end of period	$123	$71	$123	$71

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 7: Supplementary Financial Information (Continued)

Inventory

	As of
	April 30, 2017	October 31, 2016
	In millions
Finished goods	$3,101	$3,103
Purchased parts and fabricated assemblies	1,655	1,381
	$4,756	$4,484
Other Current Assets

	As of
	April 30, 2017	October 31, 2016
	In millions
Value-added taxes receivable	$804	$795
Supplier and other receivables	1,722	1,700
Prepaid and other current assets	1,026	1,087
	$3,552	$3,582
Property, Plant and Equipment

	As of
	April 30, 2017	October 31, 2016
	In millions
Land, buildings and leasehold improvements	$2,043	$2,421
Machinery and equipment, including equipment held for lease	3,820	3,663
	5,863	6,084
Accumulated depreciation	(4,202)	(4,348)
	$1,661	$1,736

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 7: Supplementary Financial Information (Continued)

Other Non-Current Assets

	As of
	April 30, 2017	October 31, 2016
	In millions
Tax indemnifications receivable(1)	$1,634	$1,591
Deferred tax assets	335	254
Other	1,132	1,316
	$3,101	$3,161
_________________________
(1)In connection with the TMA discussed under Note 6, “Taxes on Earnings”.
Other Accrued Liabilities

	As of
	April 30, 2017	October 31, 2016
	In millions
Other accrued taxes	$701	$755
Warranty	675	729
Sales and marketing programs	2,192	2,312
Other	1,981	1,922
	$5,549	$5,718
Other Non-Current Liabilities

	As of
	April 30, 2017	October 31, 2016
	In millions
Pension, post-retirement, and post-employment liabilities	$2,543	$2,705
Deferred tax liability	1,412	1,116
Tax liability	1,756	1,910
Deferred revenue	872	865
Other	744	737
	$7,327	$7,333
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
The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Fair Value (Continued)

	As of April 30, 2017				As of October 31, 2016
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents and Investments:
Time deposits	$—	$2,790	$—	$2,790	$—	$2,092	$—	$2,092
Money market funds	2,033	—	—	2,033	2,568	—	—	2,568
Marketable equity securities	5	6	—	11	5	4	—	9
Mutual funds	45	—	—	45	44	—	—	44
Other debt securities	—	—	—	—	—	2	—	2
Derivative Instruments:
Interest rate contracts	—	3	—	3	—	48	—	48
Foreign currency contracts	—	126	3	129	—	266	11	277
Other derivatives	—	2	—	2	—	—	—	—
Total Assets	$2,083	$2,927	$3	$5,013	$2,617	$2,412	$11	$5,040
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$3	$—	$3	$—	$—	$—	$—
Foreign currency contracts	—	268	7	275	—	94	1	95
Other derivatives	—	—	—	—	—	2	—	2
Total Liabilities	$—	$271	$7	$278	$—	$96	$1	$97
There were no transfers between levels within the fair value hierarchy during the six months ended April 30, 2017.
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
Derivative Instruments: From time to time, HP uses forward contracts, interest rate and total return swaps and option contracts to hedge certain foreign currency and interest rate exposures. HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign currency rates, and forward and spot prices for currencies and interest rates. See Note 9, “Financial Instruments” for a further discussion of HP’s use of derivative instruments.
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $7.0 billion as of April 30, 2017, compared to its carrying amount of $6.8 billion at that date. The fair value of HP’s short- and long-term debt was $7.1 billion as of October 31, 2016, compared to its carrying value of $6.8 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

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

Note 9: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of April 30, 2017				As of October 31, 2016
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Time deposits	$2,790	$—	$—	$2,790	$2,092	$—	$—	$2,092
Money market funds	2,033	—	—	2,033	2,568	—	—	2,568
Total cash equivalents	4,823	—	—	4,823	4,660	—	—	4,660
Available-for-Sale Investments:
Marketable equity securities	1	7	—	8	1	3	—	4
Mutual funds	36	9	—	45	35	9	—	44
Other debt securities	—	—	—	—	2	—	—	2
Total available-for-sale investments	37	16	—	53	38	12	—	50
Total cash equivalents and available-for-sale investments	$4,860	$16	$—	$4,876	$4,698	$12	$—	$4,710
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of April 30, 2017 and October 31, 2016, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the United States as of April 30, 2017 and October 31, 2016. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Equity securities in privately held companies include cost basis and equity method investments and are included in Other non-current assets on the Consolidated Condensed Balance Sheets. These amounted to $19 million and $16 million as of April 30, 2017 and October 31, 2016, respectively.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $145 million and $2 million as of April 30, 2017 and October 31, 2016, respectively, all of which were fully collateralized within two business days of the related request.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of April 30, 2017 and October 31, 2016.
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
Cash Flow Hedges
HP uses forward contracts and at times, option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of revenue, operating expenses, and intercompany loans denominated in currencies other than the U.S. dollar. HP’s foreign currency cash flow hedges mature generally within twelve months. However, hedges related to longer term procurement arrangements extend several years and forward contracts associated with intercompany loans extend for the duration of the loan term, which typically range from two to five years.
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
The hedge ineffectiveness of fair value and cash flow hedges recognized in earnings were not material for the three and six months ended April 30, 2017 and 2016.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of April 30, 2017					As of October 31, 2016
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$2,500	$—	$3	$—	$3	$2,000	$—	$48	$—	$—
Cash flow hedges:
Foreign currency contracts	13,774	89	16	193	34	11,852	203	63	52	12
Total derivatives designated as hedging instruments	16,274	89	19	193	37	13,852	203	111	52	12
Derivatives not designated as hedging instruments
Foreign currency contracts	4,881	23	1	47	1	3,934	11	—	31	—
Other derivatives	117	2	—	—	—	150	—	—	2	—
Total derivatives not designated as hedging instruments	4,998	25	1	47	1	4,084	11	—	33	—
Total derivatives	$21,272	$114	$20	$240	$38	$17,936	$214	$111	$85	$12
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of April 30, 2017 and October 31, 2016, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

	In the Consolidated Condensed Balance Sheets
				Gross Amounts Not Offset
	Gross Amount Recognized (i)	Gross Amount Offset (ii)	Net Amount Presented (iii) = (i)–(ii)	Derivatives (iv)	Financial Collateral (v)		Net Amount (vi) = (iii)–(iv)–(v)
	In millions
As of April 30, 2017
Derivative assets	$134	$—	$134	$127	$—	(1)	$7
Derivative liabilities	$278	$—	$278	$127	$133	(2)	$18
As of October 31, 2016
Derivative assets	$325	$—	$325	$88	$189	(1)	$48
Derivative liabilities	$97	$—	$97	$88	$2	(2)	$7
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three and six months ended April 30, 2017 and 2016 were as follows:

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2017	Six months ended April 30, 2017	Hedged Item	Location	Three months ended April 30, 2017	Six months ended April 30, 2017
		In millions				In millions
Interest rate contracts	Interest and other, net	$4	$(48)	Fixed-rate debt	Interest and other, net	$(4)	$48

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2016	Six months ended April 30, 2016	Hedged Item	Location	Three months ended April 30, 2016	Six months ended April 30, 2016
		In millions				In millions
Interest rate contracts	Interest and other, net	$4	$18	Fixed-rate debt	Interest and other, net	$(4)	$(18)
The pre-tax effect of derivative instruments in cash flow hedging relationships for the three and six months ended April 30, 2017 was as follows:

	Loss Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2017	Six months ended April 30, 2017	Location	Three months ended April 30, 2017	Six months ended April 30, 2017
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(70)	$(239)	Net revenue	$39	$115
			Cost of revenue	(19)	(19)
			Interest and other, net	(4)	(9)
Total	$(70)	$(239)		$16	$87
The pre-tax effect of derivative instruments in cash flow hedging relationships for the three and six months ended April 30, 2016 was as follows:

	Loss Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2016	Six months ended April 30, 2016	Location	Three months ended April 30, 2016	Six months ended April 30, 2016
	In millions			In millions

Cash flow hedges: Foreign currency contracts	$(145)	$(40)	Net revenue	$88	$166
			Cost of revenue	(32)	(72)
			Interest and other, net	6	2
Total	$(145)	$(40)	Total	$62	$96

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

As of April 30, 2017, HP expects to reclassify an estimated accumulated other comprehensive loss (“AOCI”) of $104 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in AOCI based on the change of market rate, and therefore could have a different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments in the Consolidated Condensed Statements of Earnings for the three and six months ended April 30, 2017 and 2016 was as follows:

	(Loss) Gain Recognized in Earnings on Derivatives
	Location	Three months ended April 30, 2017	Three months ended April 30, 2016	Six months ended April 30, 2017	Six months ended April 30, 2016
		In millions
Foreign currency contracts	Interest and other, net	$(47)	$(29)	$(49)	$(8)
Other derivatives	Interest and other, net	1	7	4	(1)
Total		$(46)	$(22)	$(45)	$(9)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)

Note 10: Borrowings
Notes Payable and Short-Term Borrowings

	As of April 30, 2017		As of October 31, 2016
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$76	3.6%	$51	4.1%
Notes payable to banks, lines of credit and other	34	1.2%	27	2.0%
	$110		$78
Long-Term Debt

	As of
	April 30, 2017	October 31, 2016
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	$648	$648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,248	1,248
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,498	1,498
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	102	102
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	300	300
	6,493	6,493
Other, including capital lease obligations, at 0.51%-8.50%, due in calendar years 2017-2025	291	244
Fair value adjustment related to hedged debt	23	72
Less: unamortized debt issuance cost(2)	(21)	(23)
Less: current portion of long-term debt	(76)	(51)
Total long-term debt	$6,710	$6,735

(1)	HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.

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
Interest expense on borrowings recognized as “Interest and other, net” in the Consolidated Condensed Statements of Earnings during the three months ended April 30, 2017 and 2016 was $73 million and $58 million, respectively, and during the six months ended April 30, 2017 and 2016 was $146 million and $132 million, respectively.
Commercial Paper

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
Credit Facility
As of April 30, 2017, HP maintains a $4.0 billion, senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until April 2, 2019. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on HP’s external credit ratings. As of April 30, 2017, HP was in compliance with the financial covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of April 30, 2017, HP and HP’s subsidiaries had available borrowing resources of $932 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facility discussed above.
Note 11: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three and six months ended April 30, 2017, HP executed share repurchases of 13 million shares and 39 million shares, respectively. Share repurchases executed during the three months ended April 30, 2017 included 1 million shares settled in May 2017. During the three and six months ended April 30, 2017, HP settled total shares for $0.2 billion and $0.6 billion, respectively. During the three and six months ended April 30, 2016, HP executed share repurchases of 28 million shares and 96 million shares and settled total shares for $0.3 billion and for $1.1 billion, respectively.
The shares repurchased during the six months ended April 30, 2017 and 2016 were all open market repurchase transactions. As of April 30, 2017, HP had approximately $3.3 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 11: Stockholder’s Deficit (Continued)

Tax effects related to Other Comprehensive Loss

	Three months ended April 30		Six months ended April 30
	2017	2016	2017	2016
	In millions
Tax effects on change in unrealized gains on available-for-sale securities:
Tax provision on gains arising during the period	$—	$—	$(1)	$—
	—	—	(1)	—
Tax effects on change in unrealized components of cash flow hedges:
Tax benefit on losses arising during the period	10	40	7	51
Tax provision on gains reclassified into earnings	7	15	11	23
	17	55	18	74
Tax effects on change in unrealized components of defined benefit plans:
Tax (provision) benefit on gains (losses) arising during the period	(4)	2	(4)	2
Tax provision on amortization of actuarial loss and prior service benefit	(5)	(3)	(11)	(6)
Tax provision on settlements and other	(1)	(1)	(9)	(1)
	(10)	(2)	(24)	(5)
Tax benefit (provision) on other comprehensive loss	$7	$53	$(7)	$69
Changes and reclassifications related to Other Comprehensive Loss, net of taxes

	Three months ended April 30		Six months ended April 30
	2017	2016	2017	2016
	In millions
Other comprehensive loss, net of taxes:
Change in unrealized gains on available-for-sale securities:
Gains arising during the period	$1	$1	$3	$1
	1	1	3	1
Change in unrealized components of cash flow hedges:
(Losses) gains arising during the period	(60)	(105)	(232)	11
Gains reclassified into earnings(1)	(9)	(47)	(76)	(73)
	(69)	(152)	(308)	(62)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	9	(2)	9	(2)
Amortization of actuarial loss and prior service benefit(2)	12	9	26	18
Settlements and other	2	—	(6)	—
	23	7	29	16
Other comprehensive loss, net of taxes	$(45)	$(144)	$(276)	$(45)

(1)	Reclassification of pre-tax gains on cash flow hedges into the Consolidated Condensed Statements of Earnings was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 11: Stockholder’s Deficit (Continued)

	Three months ended April 30		Six months ended April 30
	2017	2016	2017	2016
	In millions
Net revenue	$(39)	$(88)	$(115)	$(166)
Cost of revenue	19	32	19	72
Interest and other, net	4	(6)	9	(2)
Total	$(16)	$(62)	$(87)	$(96)

(2)	These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.
The components of accumulated other comprehensive loss, net of taxes and changes were as follows:

	Six months ended April 30, 2017
	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$9	$186	$(1,633)	$(1,438)
Other comprehensive income (loss) before reclassifications	3	(232)	3	(226)
Reclassifications of (income) loss into earnings	—	(76)	26	(50)
Balance at end of period	$12	$(122)	$(1,604)	$(1,714)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations was as follows:

	Three months ended April 30		Six months ended April 30
	2017	2016	2017	2016
	In millions, except per share amounts
Numerator:
Net earnings from continuing operations	$559	$660	$1,170	$1,310
Net loss from discontinued operations	—	(31)	—	(89)
Net earnings	$559	$629	$1,170	$1,221
Denominator:
Weighted-average shares used to compute basic net EPS	1,688	1,720	1,696	1,748
Dilutive effect of employee stock plans	21	11	20	10
Weighted-average shares used to compute diluted net EPS	1,709	1,731	1,716	1,758
Basic net earnings (loss) per share:
Continuing operations	$0.33	$0.38	$0.69	$0.75
Discontinued operations	—	(0.01)	—	(0.05)
Basic net earnings per share	$0.33	$0.37	$0.69	$0.70
Diluted net earnings (loss) per share:
Continuing operations	$0.33	$0.38	$0.68	$0.75
Discontinued operations	—	(0.02)	—	(0.06)
Diluted net earnings per share	$0.33	$0.36	$0.68	$0.69
Anti-dilutive weighted average stock-based compensation awards(1)	3	27	4	25

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

Note 13: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits, regulatory and environmental matters that arise in the ordinary course of business. These litigations or proceedings may be against HP and/or current and former HP executive officers or current and former members of HP’s Board of Directors. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of April 30, 2017, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

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
Reprobel, a cooperative society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, requested by extrajudicial means that HP amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the French-speaking chambers of the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that copyright levies payable on such MFDs must be assessed based on the copying speed when operated in the normal print mode set by default in the device. On November 16, 2012, the court issued a decision holding that Belgium law is not in conformity with European Union (“EU”) law in a number of respects and ordered that, by November 2013, Reprobel substantiate that the amounts claimed by Reprobel are commensurate with the harm resulting from legitimate copying under the reprographic exception. HP subsequently appealed that court decision to the Courts of Appeal in Brussels seeking to confirm that the Belgian law is not in conformity with EU law and that, if Belgian law is interpreted in a manner consistent with EU law, no payments by HP are required or, alternatively, the payments already made by HP are sufficient to comply with its obligations under Belgian law. On October 23, 2013, the Court of Appeal in Brussels stayed the proceedings and referred several questions to the Court of Justice of the European Union (the “CJEU”) relating to whether the Belgian reprographic copyright levies system is in conformity with EU law. The case was heard by the CJEU on January 29, 2015 and on November 12, 2015, the CJEU published its judgment providing that a national legislation such as the Belgian one at issue in the main proceedings is incompatible with EU law on multiple legal points, as argued by HP. The Court of Appeal issued an appealable decision on May 12, 2017 providing that Belgian reprographic copyright levies are due notwithstanding the lack of conformity of the system with EU law in certain aspects. Applicable levies are to be calculated based on the objective speed of each MFD as established by an expert appointed by the Court of Appeal.
Based on industry opposition to the extension of levies to digital products, HP’s assessments of the merits of various proceedings and HP’s estimates of the number of units impacted and the amounts of the levies, HP has accrued amounts that it believes are adequate to address the ongoing disputes.
Hewlett-Packard Company v. Oracle Corporation.  On June 15, 2011, HP filed suit against Oracle Corporation (“Oracle”) in California Superior Court in Santa Clara County in connection with Oracle’s March 2011 announcement that it was discontinuing software support for HP’s Itanium-based line of mission critical servers. HP asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases. HP prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP’s Itanium-based servers for as long as HP decided to sell such servers. The second phase of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP’s damages claim infringed on Oracle’s First Amendment rights. On August 27, 2015, the California Court of Appeals rejected Oracle’s appeal. The matter was remanded to the trial court for the second phase of the trial, which began on May 23, 2016 and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP, awarding HP approximately $3.0 billion in damages, which included approximately $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for HP for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. The schedule for appellate briefing and argument has not yet been established. HP expects that the appeals process could take several years to complete. Litigation is unpredictable, and there can be no assurance that HP will recover damages, or that any award of damages will be for the amount awarded by the jury’s verdict. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 13: Litigation and Contingencies (Continued)

Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the Separation.
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a workforce reduction (“WFR”) plan on or after May 23, 2012 and who were 40 years of age or older. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after May 23, 2012. Following a partial motion to dismiss, a motion to strike and a motion to compel arbitration that the defendants filed in November 2016, the plaintiffs amended their complaint.  New plaintiffs were added, but the plaintiffs agreed that the class period for the nationwide collective action should be shortened and now starts on December 9, 2014. On January 30, 2017, the defendants filed another partial motion to dismiss and motions to compel arbitration as to several of the plaintiffs. On March 20, 2017, the defendants filed additional motions to compel arbitration as to a number of the opt-in plaintiffs.
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
Class Actions re Authentication of Supplies
Five purported consumer class actions were filed against HP, arising out of the supplies authentication protocol in certain OfficeJet printers.  This authentication protocol rejects some third-party ink cartridges that use non-HP security chips.  Two of the cases were dismissed, and the remaining cases have been consolidated in the United States District Court for the Northern District of California, captioned In re HP Printer Firmware Update Litigation. The remaining plaintiffs’ operative consolidated complaint was filed on March 22, 2017, alleging eleven causes of action: (1) unfair and unlawful business practices in violation of the Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.; (2) fraudulent business practices in violation of the Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.; (3) violations of the False Advertising Law, Cal. Bus. & Prof. Code § 17500, et seq.; (4) violations of the Consumer Legal Remedies Act, Cal. Civ. Code § 1750, et seq.; (5) violations of the Texas Deceptive Trade Practices ‒ Consumer Protection Act, Tex. Bus. & Com. Code Ann. § 17.01, et seq.; (6) violations of the Washington Consumer Protection Act, Wash. Rev. Code Ann. § 19.86.010, et seq.; (7) violations of the New Jersey Consumer Fraud Act, New Jersey Statutes Ann. 56:8-1, et seq.; (8) violations of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030, et seq.; (9) violations of the California Computer Data Access and Fraud Act, Cal. Penal Code § 502; (10) Trespass to Chattels; and (11) Tortious Interference with Contractual Relations and/or Prospective Economic Advantage. The plaintiffs seek to certify a primary class of all persons in the United States who purchased or owned the OfficeJet printers in question, and they alternatively seek to certify subclasses of all such printer purchasers or owners in California, Texas, Washington, and/or New Jersey. On April 21, 2017, HP filed a motion to dismiss the consolidated complaint. A hearing on HP’s motion is scheduled for July 6, 2017.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 13: Litigation and Contingencies (Continued)

•
In re Hewlett-Packard Shareholder Derivative Litigation (the “Federal Court Derivative Action”) consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP’s acquisition of Autonomy and the financial performance of HP’s enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP’s acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP’s acquisition of Autonomy and Autonomy’s Intelligent Data Operating Layer technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in “abuse of control” over HP, corporate waste and were unjustly enriched. The litigation was stayed until June 2014. The lead plaintiff filed a stipulation of proposed settlement on June 30, 2014. The court declined to grant preliminary approval to this settlement, and, on December 19, 2014, also declined to grant preliminary approval to a revised version of the settlement. On January 22, 2015, the lead plaintiff moved for preliminary approval of a further revised version of the settlement. On March 13, 2015, the court issued an order granting preliminary approval to the settlement. On July 24, 2015, the court held a hearing to entertain any remaining objections to the settlement and decide whether to grant final approval of the settlement. On July 30, 2015, the court granted final approval to the settlement and denied all remaining objections to the settlement. Three objectors to the settlement appealed the court’s final approval order to United States Court of Appeals for the Ninth Circuit. Plaintiffs-appellants filed their opening briefs on December 30, 2015. HP’s response brief was filed on February 29, 2016, and the reply briefs were filed on May 12, 2016. Oral argument occurred on May 15, 2017.

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

•
In re HP ERISA Litigation consists of three consolidated putative class actions filed beginning on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 18, 2011 to November 22, 2012, the defendants breached their fiduciary obligations to HP’s 401(k) Plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of the Employee Retirement Income Security Act of 1974, as amended, by concealing negative information regarding the financial performance of Autonomy and HP’s enterprise services business and by failing to restrict participants from investing in HP stock. On August 16, 2013, HP filed a motion to dismiss the lawsuit. On March 31, 2014, the court granted HP’s motion to dismiss this action with leave to amend. On July 16, 2014, the plaintiffs filed a second amended complaint containing substantially similar allegations and seeking substantially similar relief as the first amended complaint. On June 15, 2015, the court granted HP’s motion to dismiss the second amended complaint in its entirety and denied plaintiffs leave to file another amended complaint. On July 2, 2015, plaintiffs appealed the court’s order to the United States Court of Appeals for the Ninth Circuit. Oral argument occurred on May 15, 2017.

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
HP’s aggregate product warranty liabilities and changes were as follows:

Six months ended April 30, 2017
In millions
Balance at beginning of period	$980
Accruals for warranties issued	453
Adjustments related to pre-existing warranties (including changes in estimates)	(16)
Settlements made (in cash or in kind)	(507)
Balance at end of period	$910

Note 15: Discontinued Operations
On November 1, 2015, HP completed the Separation of Hewlett Packard Enterprise. After the Separation, HP does not beneficially own any shares of Hewlett Packard Enterprise common stock.
The following table presents the financial results of HP’s discontinued operations:

	Three months ended April 30		Six months ended April 30
	2017	2016	2017	2016
	In millions
Expenses(1)	$—	$41	$—	$128
Interest and other, net(2)	—	17	(29)	17
Earnings (Loss) from discontinued operations before taxes	—	(58)	29	(145)
(Provision for) Benefit from taxes(2)	—	27	(29)	56
Loss from discontinued operations, net of taxes	$—	$(31)	$—	$(89)

(1)	Expenses for the three and six months ended April 30, 2016 were primarily related to separation costs.

(2)
In connection with the TMA, Interest and other, net for the six months ended April 30, 2017 includes $29 million of net tax indemnification amounts and Provision for taxes for the six months ended April 30, 2017 includes $29 million of the tax impact relating to the above amounts. For more information on tax indemnifications and the TMA, see Note 6, “Taxes on Earnings”.

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

•
Results of Operations.  An analysis of our continuing operations financial results comparing the three and six months ended April 30, 2017 to the prior-year period. A discussion of the results of continuing operations is followed by a more detailed discussion of the results of operations by segment.

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
OVERVIEW
We are a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions, and services. We sell to individual consumers, small- and medium-sized businesses (“SMBs”) and large enterprises, including customers in the government, health, and education sectors. We have three segments for financial reporting purposes: Personal Systems, Printing and Corporate Investments. The Personal Systems segment offers Commercial and Consumer personal computers (“PCs”), Workstations, thin clients, Commercial tablets and mobility devices, retail point-of-sale systems, displays and other related accessories, support, and services for the commercial and consumer markets. The Printing segment provides Consumer and Commercial printer hardware, supplies, media, solutions and services, as well as scanning devices. Corporate Investments include HP Labs and certain business incubation projects.

•
In Personal Systems, our strategic focus is on profitable growth through improved market segmentation with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, HP is investing in premium and mobility form factors such as convertible notebooks, detachable notebooks, and mobility devices in order to meet customer preference for mobile, thinner and lighter devices. The beginning of a market shift to contractual solutions includes an increased focus on Device as a Service. We believe that we are well positioned due to our competitive product lineup.

•
In Printing, our strategic focus is on business printing, a shift to contractual solutions and graphics, as well as expanding our footprint in the 3D printing marketplace. Business printing includes delivering solutions to SMBs and

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

enterprise customers, such as multi-function and PageWide printers, including our JetIntelligence lineup of LaserJet printers. The shift to contractual solutions includes an increased focus on Managed Print Services and Instant Ink, which presents strong after-market supplies opportunities. In the graphics space, we are focused on innovations such as our Indigo and Latex product offerings. We plan to continue to focus on shifting the mix in the installed base to higher value units and expanding our innovative Ink, Laser, Graphics and 3D printing programs. We continue to execute on our key initiatives of focusing on high-value products targeted at high usage categories and introducing new revenue delivery models. Our focus is on placing higher value printer units which offer strong annuity of toner and ink, the design and deployment of A3 products and solutions, accelerating growth in graphic solutions products and 3D printers.
We continue to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. One set of challenges relates to the dynamic market trends such as the flat PC device market and home printing. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution.

•
In Personal Systems, demand for PCs is being impacted by currency depreciation in Latin America and certain European and Asian markets. As such, we anticipate continued market headwinds. In addition, we face challenges with increasing commodity costs, especially in memory, and the uncertainty of the PC market’s ability to absorb price increases driven by higher commodity costs.

•
In Printing, we are seeing signs of stabilization of demand in consumer and commercial markets, but are still experiencing an overall competitive pricing environment. We obtain a number of components from single sources due to technology, availability, price, quality or other considerations. For instance, we source laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and do not anticipate non-renewal of this agreement.

We are also facing challenges as a result of the June 23, 2016 referendum by British voters to exit the European Union (commonly known as “Brexit”). The outcome of Brexit and its impact on our business cannot be known until the terms and timing of the United Kingdom’s exit are clearer. Until that time, the Brexit-related challenges that we may face include uncertainty in the markets, volatility in exchange rates and weaker macroeconomic conditions.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Our management believes that there have been no significant changes during the six months ended April 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
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
Results of operations in U.S. dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2017		2016		2017		2016
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$12,385	100.0%	$11,588	100.0%	$25,069	100.0%	$23,834	100.0%
Cost of revenue	(10,002)	(80.8)%	(9,338)	(80.6)%	(20,438)	(81.5)%	(19,299)	(81.0)%
Gross profit	2,383	19.2%	2,250	19.4%	4,631	18.5%	4,535	19.0%
Research and development	(314)	(2.5)%	(301)	(2.6)%	(610)	(2.4)%	(593)	(2.5)%
Selling, general and administrative	(1,087)	(8.8)%	(1,002)	(8.6)%	(2,104)	(8.5)%	(2,039)	(8.5)%
Restructuring and other charges	(140)	(1.1)%	(100)	(0.9)%	(203)	(0.8)%	(120)	(0.5)%
Acquisition-related charges	(20)	(0.2)%	—	—%	(36)	(0.1)%	—	—%
Amortization of intangible assets	(1)	—%	(6)	—%	(1)	—%	(14)	(0.1)%
Defined benefit plan settlement charges	(3)	—%	—	—%	(3)	—%	—	—%
Earnings from continuing operations before interest and taxes	818	6.6%	841	7.3%	1,674	6.7%	1,769	7.4%
Interest and other, net	(64)	(0.5)%	(5)	(0.1)%	(145)	(0.6)%	(99)	(0.4)%
Earnings from continuing operations before taxes	754	6.1%	836	7.2%	1,529	6.1%	1,670	7.0%
Provision for taxes	(195)	(1.6)%	(176)	(1.5)%	(359)	(1.4)%	(360)	(1.5)%
Net earnings from continuing operations	559	4.5%	660	5.7%	1,170	4.7%	1,310	5.5%
Net loss from discontinued operations, net of taxes	—	—%	(31)	(0.3)%	—	—%	(89)	(0.4)%
Net earnings	$559	4.5%	$629	5.4%	$1,170	4.7%	$1,221	5.1%
Net Revenue
For the three months ended April 30, 2017, total net revenue increased 6.9% (increased 7.2% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 5.0% to $4.4 billion, while net revenue from international operations increased 8.0% to $8.0 billion. For the six months ended April 30, 2017, total net revenue increased 5.2% (increased 6.1% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 6.3% to $9.0 billion, while net revenue from international operations increased 4.5% to $16.0 billion. The increase in net revenue was

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

primarily driven by growth in Notebooks, Workstations and an increase in printer unit volume, partially offset by unfavorable foreign currency impacts and the divestiture of marketing optimization assets in the second half of fiscal year 2016.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For each of the three and six months ended April 30, 2017, our gross margin decreased 0.2 percentage points and 0.5 percentage points, respectively, as compared to the prior-year periods. The primary factors impacting gross margin performance were an unfavorable segment mix, an increase in commodity prices in Personal Systems and unfavorable foreign currency impacts, the effects of which were partially offset by operational improvements in Print.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development
R&D expense increased 4.3% and 2.9% for the three and six months ended April 30, 2017, respectively, as compared to the prior-year periods, primarily due to continuing investment in Printing.
Selling, General and Administrative
SG&A expense increased 8.5% and 3.2% for the three and six months ended April 30, 2017, respectively, as compared to the prior-year periods, primarily due to an increase in marketing spend for demand generation and investment in key growth initiatives in Printing, as well as a gain from the divestiture of marketing optimization assets in the prior-year period, partially offset by our cost saving initiatives.
Restructuring and Other Charges
Restructuring and other charges for the three and six months ended April 30, 2017 relate primarily to the restructuring plan announced in October 2016 (the “Fiscal 2017 Plan”) and certain non-recurring costs, including those as a result of the Separation. The amounts for the three and six months ended April 30, 2017 include impairment charges associated with the consolidation of manufacturing into global hubs.
Interest and Other, Net
Interest and other, net expense increased by $59 million and $46 million for the three and six months ended April 30, 2017, respectively, as compared to the prior-year period, primarily due to a lower interest expense in the prior-year period driven by the reversal of interest previously accrued for a legal contingency.
Provision for Taxes
Our effective tax rate for continuing operations was 25.9% and 21.1% for the three months ended April 30, 2017 and 2016, respectively, and 23.5% and 21.6% for the six months ended April 30, 2017 and 2016, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the United States.
During the three and six months ended April 30, 2017, we recorded $4 million and $5 million, respectively, of net tax benefits related to discrete items in the provision for taxes for continuing operations. These amounts included a tax benefit of $12 million and $31 million for the three and six months ended April 30, 2017, respectively, related to restructuring charges. The three months ended April 30, 2017 also included various other tax charges of $8 million. The six months ended April 30, 2017 also included a tax charge of $26 million related to state provision to return adjustments.
During the three and six months ended April 30, 2016, we recorded discrete items resulting in net tax benefits of $33 million and $86 million, respectively, for continuing operations. These amounts included a tax benefit of $32 million and $38 million for the three and six months ended April 30, 2016, respectively, related to restructuring charges. The six months ended April 30, 2016 also included a tax benefit of $41 million arising from the retroactive research and development credit provided by the Consolidated Appropriations Act of 2016 signed into law in December 2015.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Business Unit Realignment
Effective at the beginning of its first quarter of fiscal year 2017, HP implemented an organizational change to align its business unit financial reporting more closely with its current business structure. The organizational change resulted in the transfer of a portion of LaserJet printers from Commercial to Consumer within the Printing segment. HP reflected this change to its business unit information in prior reporting periods on an as-is basis which resulted in the reclassification of revenues between the Commercial and Consumer business units of Printing. The reporting change had no impact to previously reported segment net revenue, consolidated net revenue, earnings from continuing operations, net earnings or net earnings per share.
Personal Systems

	Three months ended April 30			Six months ended April 30
	2017	2016	% Change	2017	2016	% Change
	Dollars in millions
Net revenue	$7,662	$6,990	9.6%	$15,886	$14,457	9.9%
Earnings from operations	$244	$242	0.8%	$557	$471	18.3%
Earnings from operations as a % of net revenue	3.2%	3.5%		3.5%	3.3%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue		Weighted Net Revenue Change	Net Revenue		Weighted Net Revenue Change
	2017	2016		2017	2016
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Notebooks	$4,493	$3,838	9.4	$9,383	$8,043	9.3
Desktops	2,377	2,402	(0.4)	4,911	4,929	(0.1)
Workstations	495	461	0.5	986	905	0.5
Other	297	289	0.1	606	580	0.2
Total Personal Systems	$7,662	$6,990	9.6	$15,886	$14,457	9.9
Three months ended April 30, 2017 compared with three months ended April 30, 2016
Personal Systems net revenue increased 9.6% (increased 10.3% on a constant currency basis) for the three months ended April 30, 2017 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks and Workstations partially offset by unfavorable foreign currency impacts. The net revenue increase in Personal Systems was driven by a 5.2% increase in unit volume combined with a 4.2% increase in average selling prices (“ASPs”) as compared to the prior-year period. The increase in unit volume was primarily due to growth in Notebooks and Workstations partially offset by a decline in Desktops. The increase in ASPs was primarily due to favorable pricing rate and favorable premium mix, partially offset by unfavorable foreign currency impacts.
Consumer revenue increased 16.3% for the three months ended April 30, 2017 as compared to the prior-year period, driven by growth in Notebooks as a result of higher unit volume combined with higher ASPs. Commercial revenue increased 6.7% as compared to the prior-year period, driven by growth in Notebooks and Workstations, partially offset by a decrease in Desktops. Net revenue increased 17.1% in Notebooks and 7.4% in Workstations, partially offset by a decline of 1.0% in Desktops as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue decreased by 0.3 percentage points for the three months ended April 30, 2017 as compared to the prior-year period. The decrease was primarily due to decline in gross margin partially offset by a decrease in operating expense. The decrease in gross margin was primarily due to an increase in component cost and unfavorable foreign currency impacts partially offset by higher ASPs. Operating expenses as a percentage of net revenue decreased primarily due to operating expense management.
Six months ended April 30, 2017 compared with six months ended April 30, 2016
Personal Systems net revenue increased 9.9% (increased 10.9% on a constant currency basis) for the six months ended April 30, 2017 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks, Workstations, and PC Support Services. The net revenue increase in Personal Systems was driven by a 6.8% increase in unit volume combined with a 2.9% increase in ASPs as compared to the prior-year period. The increase in unit volume was

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

primarily due to growth in Notebooks and Workstations partially offset by a decline in Desktops. The increase in ASPs was primarily due to favorable pricing rate and favorable premium mix partially offset by higher low end mix and unfavorable foreign currency impacts.
Consumer revenue increased 15.8% for the six months ended April 30, 2017 as compared to the prior-year period, driven by growth in Notebooks and Desktops volume combined with higher ASPs. Commercial revenue increased 7.0% as compared to the prior-year period, driven by growth in Notebooks and Workstations, partially offset by a decrease in Desktops. Net revenue increased 16.7% in Notebooks, 9.0% in Workstations and 4.5% in Other, partially offset by a 0.4% decrease in Desktop as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue increased by 0.2 percentage points for the six months ended April 30, 2017 as compared to the prior-year period. The increase was primarily due to reduction of operating expenses partially offset by decrease in gross margin.  The decrease in gross margin was primarily due to increase in commodity cost and unfavorable foreign currency impacts partially offset by higher average selling prices. Operating expenses as a percentage of net revenue decreased primarily due to operating expense management.
Printing

	Three months ended April 30			Six months ended April 30
	2017	2016	% Change	2017	2016	% Change
	Dollars in millions
Net revenue	$4,743	$4,637	2.3%	$9,226	$9,279	(0.6)%
Earnings from operations	$825	$801	3.0%	$1,541	$1,588	(3.0)%
Earnings from operations as a % of net revenue	17.4%	17.3%		16.7%	17.1%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue		Weighted Net Revenue Change	Net Revenue		Weighted Net Revenue Change
	2017	2016		2017	2016
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$3,157	$3,099	1.3	$6,164	$6,200	(0.4)
Commercial Hardware	982	957	0.5	1,868	1,921	(0.6)
Consumer Hardware	604	581	0.5	1,194	1,158	0.4
Total Printing	$4,743	$4,637	2.3	$9,226	$9,279	(0.6)
Three months ended April 30, 2017 compared with three months ended April 30, 2016
Printing net revenue increased 2.3% (increased 2.4% on a constant currency basis) for the three months ended April 30, 2017 as compared to the prior-year period. The increase in net revenue was primarily driven by an increase in printer unit volume and higher sales of Supplies, partially offset by the divestiture of marketing optimization assets in the second half of fiscal year 2016. Net revenue for Supplies increased 1.9% as compared to the prior-year period, primarily due to channel inventory reduction in prior-year period combined with improved underlying demand dynamics of Supplies. Printer unit volume increased 3.6% while ASPs increased 3.8% as compared to the prior-year period. Printer unit volume increased due to new product offerings and larger opportunity to place incremental positive NPV units. Printer ASPs increased primarily due to a mix shift to higher-end printers.
Net revenue for Commercial Hardware increased 2.6% as compared to the prior-year period, driven by a 6.0% increase in printer volume and 4.0% increase in ASPs, partially offset by a decline in other printing solutions due to the divestiture of marketing optimization assets in the second half of fiscal year 2016. The unit volume in Commercial Hardware increased primarily due to share gains resulting from investments to place value units. The ASP increase in Commercial Hardware was mainly due to a mix shift to higher-end printers.
Net revenue for Consumer Hardware increased 4.0% as compared to the prior-year period primarily due to a 3.3% increase in printer unit volume and a 1.1% increase in ASPs. The unit volume increase in Consumer Hardware was driven by expansion in product offerings and an increase in LaserJet printers. The ASP increase in Consumer Hardware was primarily due to a shift to higher-end Inkjet printers.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Printing earnings from operations as a percentage of net revenue increased by 0.1 percentage points for the three months ended April 30, 2017 as compared to the prior-year period primarily due to improved gross margin, partially offset by an increase in operating expenses. The gross margin increase was driven by favorable rate due to a mix shift to higher-end Consumer printers and on-going operational improvements. Operating expenses increased primarily due to an increase in marketing spend and investments in key growth initiatives and a gain from the divestiture of marketing optimization assets in the prior-year period.
Six months ended April 30, 2017 compared with six months ended April 30, 2016
Printing net revenue decreased 0.6% (increased 0.1% on a constant currency basis) for the six months ended April 30, 2017 as compared to the prior-year period. The decline in net revenue was primarily driven by the divestiture of marketing optimization assets in the second half of fiscal year 2016 and unfavorable foreign currency impacts, partially offset by an increase in printer unit volume. Net revenue for Supplies decreased 0.6% as compared to the prior-year period, primarily due to unfavorable foreign currency impacts and demand weakness. Printer unit volume increased 4.8% while ASPs decreased 1.5% as compared to the prior-year period. Printer unit volume increased due to new product offerings and larger opportunity to place incremental positive NPV units. Printer ASPs decreased primarily due to unfavorable foreign currency impacts.
Net revenue for Commercial Hardware decreased 2.8% as compared to the prior-year period, driven by a decline in other printing solutions largely due to the divestiture of marketing optimization assets in the second half of fiscal year 2016 and a 1.0% decrease in ASPs, partially offset by a 3.8% improvement in unit volume. The unit volume in Commercial Hardware increased primarily due to share gains. The ASP decrease in Commercial Hardware was primarily due to unfavorable currency impacts, partially offset by a mix shift to higher-end printers.
Net revenue for Consumer Hardware increased 3.1% as compared to the prior-year period due to a 5.0% increase in printer unit volume, partially offset by 1.1% decline in ASPs. The unit volume increase in Consumer Hardware was driven by expansion in product offerings and increases in both InkJet and LaserJet printers. The ASP decline in Consumer Hardware was primarily due to unfavorable foreign currency impacts.
Printing earnings from operations as a percentage of net revenue decreased by 0.4 percentage points for the six months ended April 30, 2017 as compared to the prior-year period primarily due to an increase in operating expenses, partially offset by improved gross margin. The gross margin increased due to operational improvements, partially offset by unfavorable foreign currency impacts. Operating expenses increased primarily due to an increase in marketing spend and investments in key growth initiatives and a gain from the divestiture of marketing optimization assets in the prior-year period.
Corporate Investments
The loss from operations in Corporate Investments for the three and six months ended April 30, 2017 was primarily due to expenses associated with our incubation projects.
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
Liquidity
Our key cash flow metrics were as follows:

	Six months ended April 30
	2017	2016
	In millions
Net cash provided by operating activities	$1,222	$1,477
Net cash used in investing activities	(241)	(255)
Net cash used in financing activities	(1,046)	(14,019)
Net decrease in cash and cash equivalents	$(65)	$(12,797)
Operating Activities
Compared to the corresponding period in fiscal year 2016, net cash provided by operating activities decreased by $255 million for the six months ended April 30, 2017. The decrease was primarily due to lower cash generated from working capital management activities.
Working Capital Metrics
Management utilizes current cash conversion cycle information to manage HP’s working capital levels. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	April 30, 2017	October 31, 2016	Change	April 30, 2016	October 31, 2015	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	27	30	(3)	30	35	(5)	(3)
Days of supply in inventory ("DOS")	43	39	4	34	39	(5)	9
Days of purchases outstanding in accounts payable ("DPO")	(100)	(98)	(2)	(88)	(93)	5	(12)
Cash conversion cycle	(30)	(29)	(1)	(24)	(19)	(5)	(6)
April 30, 2017 as compared to April 30, 2016
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. The decrease in DSO was primarily due to favorable revenue linearity.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The increase in DOS was primarily due to higher strategic buys to better assure supply of commodities in short supply.
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
Investing Activities

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Compared to the corresponding period in fiscal year 2016, net cash used in investing activities decreased by $14 million for the six months ended April 30, 2017, primarily due to decrease in net investment in property, plant and equipment, partially offset by proceeds from a business divestiture in the prior-year period.
Financing Activities
Compared to the corresponding period in fiscal year 2016, net cash used in financing activities decreased by $13.0 billion for the six months ended April 30, 2017, as the net cash used in financing activities for the six months ended April 30, 2016 included the cash transfer of $10.4 billion to Hewlett Packard Enterprise in connection with the Separation, the redemption of $2.1 billion of U.S. Dollar Global Notes, and a reduction of our share repurchases by $0.5 billion.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Outstanding borrowings remained at $6.8 billion as of April 30, 2017 and October 31, 2016, bearing weighted-average interest rates of 4.2% for April 30, 2017 and October 31, 2016.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 9, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of April 30, 2017, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, which will be available until April 2, 2019 and is primarily to support the issuance of commercial paper. Funds borrowed under this revolving credit facility may also be used for general corporate purposes.
Available Borrowing Resources
We had the following resources available to obtain short or long-term financing:

As of April 30, 2017
In millions
2016 Shelf Registration Statement	Unspecified
Uncommitted lines of credit	$932
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
CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are primarily related to a portion of our requirements for inventory and other items in the normal course of business. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude open purchase orders that are routine arrangements entered into in the ordinary course of business as they are difficult to quantify in a meaningful way. Even though open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust terms based on our business needs prior to the delivery of goods or performance of services. During the month of May 2017, we have executed an agreement resulting in purchase obligations of $770 million and the payments are due within two years.
Retirement and Post-Retirement Benefit Plan Contributions

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

As of April 30, 2017, we anticipate making contributions for the remainder of fiscal year 2017 of approximately $10 million to our non-U.S. pension plans, $12 million to cover benefit payments to U.S. non-qualified pension plan participants and $5 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
We expect to make future cash payments of between $336 million and $486 million in connection with our cost savings plans through fiscal year 2021. These payments have been excluded from the contractual obligations table because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of April 30, 2017, we had approximately $1.8 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
February 2017	5,547	$15.42	5,547	$3,400,750
March 2017	4,326	$17.43	4,326	$3,325,354
April 2017	3,475	$17.92	3,475	$3,263,065
Total	13,348		13,348
On July 21, 2011, HP’s Board of Directors (the “Board”) authorized a $10.0 billion share repurchase program. HP may choose to repurchase shares when sufficient liquidity exists and the shares are trading at a discount relative to estimated intrinsic value. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On October 10, 2016, the Board authorized an additional $3.0 billion for future repurchases of its outstanding shares of common stock. HP intends to use repurchases from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. All share repurchases settled in the second quarter of fiscal year 2017 were open market transactions. As of April 30, 2017, HP had approximately $3.3 billion remaining under repurchase authorizations.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
At the Annual Meeting of Shareholders held on April 17, 2017, HP’s stockholders voted, on an advisory basis, in favor of holding an annual advisory vote on the compensation of our named executive officers (“Say-on-Pay Vote”), as previously reported in the Current Report on Form 8-K filed by HP on April  20, 2017. Based on these results, and consistent with its recommendation, the Board has determined that HP will hold an annual Say-on-Pay Vote unless changed as a result of a subsequent vote on the frequency of future Say-on-Pay votes.
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

HP INC.
/s/ Catherine A. Lesjak
Catherine A. Lesjak Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: June 1, 2017

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.3	November 5, 2015
2(d)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
2(e)	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.5	November 5, 2015
2(f)	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.6	November 5, 2015
2(g)	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC.**	8-K	001-04423	2.7	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.2	July 25, 2016
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-21516	4.2	December 15, 2016
4(c)	Form of Registrant’s 3.750% Global Note due December 1, 2020 and form of related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	December 2, 2010
4(d)	Form of Registrant’s 4.300% Global Note due June 1, 2021 and form of related Officers’ Certificate.	8-K	001-04423	4.5 and 4.6	June 1, 2011
4(e)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(f)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(g)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant’s 2.750% Global Note due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers’ Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(i)	Specimen certificate for the Registrant’s common stock.	8-K/A	001-04423	4.1	June 23, 2006
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Registrant’s 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant’s Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant’s Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(k)	Form of Option Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(1)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(e)(e)(e)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
10(j)(j)	Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.	8-K	001-04423	10.1	November 5, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)(k)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(l)(l)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015
10(n)(n)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(n)(n)	March 3, 2016
10(o)(o)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(o)(o)	March 3, 2016
10(p)(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(q)(q)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(t)(t)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(u)(u)	First Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-K	001-04423	10(u)(u)	December 15, 2016
10(v)(v)	Second Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-Q	001-04423	10(v)(v)	March 2, 2017
10(w)(w)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(x)(x)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(y)(y)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(z)(z)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(z)(z)	March 2, 2017
10(a)(a)(a)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡
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