Form 10-Q
period 2017-07-31
HP INC
filed 2017-08-31
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2017
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP common stock outstanding as of July 31, 2017 was 1,670,254,371 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended July 31, 2017
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, “company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

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

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2017	2016	2017	2016
	In millions, except per share amounts
Net revenue	$13,060	$11,892	$38,129	$35,726
Costs and expenses:
Cost of revenue	10,633	9,720	31,071	29,019
Research and development	289	298	899	891
Selling, general and administrative	1,096	719	3,200	2,758
Restructuring and other charges	46	36	249	156
Acquisition-related charges	40	—	76	—
Amortization of intangible assets	—	2	1	16
Defined benefit plan settlement charges	1	—	4	—
Total costs and expenses	12,105	10,775	35,500	32,840
Earnings from continuing operations	955	1,117	2,629	2,886
Interest and other, net	(56)	(36)	(201)	(135)
Earnings from continuing operations before taxes	899	1,081	2,428	2,751
Provision for taxes	(203)	(238)	(562)	(598)
Net earnings from continuing operations	696	843	1,866	2,153
Net loss from discontinued operations, net of taxes	—	(60)	—	(149)
Net earnings	$696	$783	$1,866	$2,004
Net earnings (loss) per share:
Basic
Continuing operations	$0.41	$0.49	$1.10	$1.24
Discontinued operations	—	(0.03)	—	(0.08)
Total basic net earnings per share	$0.41	$0.46	$1.10	$1.16
Diluted
Continuing operations	$0.41	$0.49	$1.09	$1.23
Discontinued operations	—	(0.04)	—	(0.08)
Total diluted net earnings per share	$0.41	$0.45	$1.09	$1.15
Cash dividends declared per share	$0.26	$0.25	$0.53	$0.50
Weighted-average shares used to compute net earnings (loss) per share:
Basic	1,681	1,711	1,694	1,735
Diluted	1,695	1,725	1,705	1,747
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2017	2016	2017	2016
	In millions
Net earnings	$696	$783	$1,866	$2,004
Other comprehensive income before taxes:
Change in unrealized gains on available-for-sale securities:
Gains arising during the period	1	1	5	2
Change in unrealized components of cash flow hedges:
(Losses) gains arising during the period	(519)	175	(758)	135
Losses (gains) reclassified into earnings	38	159	(49)	63
	(481)	334	(807)	198
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	—	—	13	(4)
Amortization of actuarial loss and prior service benefit	19	12	56	36
Settlements and other	—	—	3	1
	19	12	72	33
Other comprehensive (loss) income before taxes	(461)	347	(730)	233
Benefit (provision) for taxes	57	(28)	50	41
Other comprehensive (loss) income, net of taxes	(404)	319	(680)	274
Comprehensive income	$292	$1,102	$1,186	$2,278
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	July 31, 2017	October 31, 2016
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$6,967	$6,288
Accounts receivable	4,233	4,114
Inventory	5,184	4,484
Other current assets	5,059	3,582
Total current assets	21,443	18,468
Property, plant and equipment	1,707	1,736
Goodwill	5,622	5,622
Other non-current assets	3,162	3,161
Total assets	$31,934	$28,987
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$1,062	$78
Accounts payable	12,804	11,103
Employee compensation and benefits	766	759
Taxes on earnings	199	231
Deferred revenue	997	919
Other accrued liabilities	6,232	5,718
Total current liabilities	22,060	18,808
Long-term debt	6,744	6,735
Other non-current liabilities	7,469	7,333
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,670 and 1,712 shares issued and outstanding at July 31, 2017 and October 31, 2016, respectively)	17	17
Additional paid in capital	288	1,030
Retained deficit	(2,526)	(3,498)
Accumulated other comprehensive loss	(2,118)	(1,438)
Total stockholders’ deficit	(4,339)	(3,889)
Total liabilities and stockholders’ deficit	$31,934	$28,987
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended July 31
	2017	2016
	In millions
Cash flows from operating activities:
Net earnings	$1,866	$2,004
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	263	249
Stock-based compensation expense	169	140
Restructuring and other charges	249	151
Deferred taxes on earnings	412	978
Other, net	69	(290)
Changes in operating assets and liabilities:
Accounts receivable	(215)	728
Inventory	(731)	251
Accounts payable	1,738	238
Taxes on earnings	(245)	(877)
Restructuring and other	(155)	(114)
Other assets and liabilities	(423)	(910)
Net cash provided by operating activities	2,997	2,548
Cash flows from investing activities:
Investment in property, plant and equipment	(237)	(287)
Proceeds from sale of property, plant and equipment	69	—
Purchases of available-for-sale securities and other investments	(1,557)	(122)
Maturities and sales of available-for-sale securities and other investments	2	133
Proceeds from business divestitures	—	160
Net cash used in investing activities	(1,723)	(116)
Cash flows from financing activities:
Short-term borrowings with original maturities less than 90 days, net	1,046	72
Proceeds from debt, net of issuance costs	5	4
Payment of debt	(65)	(2,158)
Settlement of cash flow hedges	(9)	4
Net transfer of cash and cash equivalents to Hewlett Packard Enterprise Company	—	(10,375)
Net proceeds related to stock-based award activities	12	29
Repurchase of common stock	(911)	(1,159)
Cash dividends paid	(673)	(646)
Net cash used in financing activities	(595)	(14,229)
Increase (decrease) in cash and cash equivalents	679	(11,797)
Cash and cash equivalents at beginning of period	6,288	17,433
Cash and cash equivalents at end of period	$6,967	$5,636
Supplemental schedule of non-cash activities:
Net assets transferred to Hewlett Packard Enterprise Company	$—	$22,144
Purchase of assets under capital leases	$147	$118
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
Reclassifications
HP has made changes to the alignment of its business units in order to align its business unit financial reporting more closely with its current business structure. HP made these changes to its business unit information in prior reporting periods on an as-is basis. The reporting changes had no impact to previously reported segment net revenue, consolidated net revenue, earnings from continuing operations, net earnings or net earnings per share (“EPS”). See Note 2, “Segment Information”, for a further discussion of HP’s business unit realignments.
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
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standard Board (“FASB”) issued guidance, which amends the existing accounting standards for share-based payments, including the accounting for income taxes and forfeitures, as well as the classifications on the statements of cash flows. HP early adopted the amendments in the first quarter of fiscal year 2017. Beginning November 1, 2016, stock-based compensation excess tax benefits or tax deficiencies are reflected in the Consolidated Condensed Statements of Earnings as a component of the provision for taxes, whereas they previously were recognized as additional paid in capital in the stockholders’ deficit in the Consolidated Condensed Balance Sheets. HP has elected to continue to estimate forfeitures expected to occur to determine the stock-based compensation expense. Additionally, the Consolidated Condensed Statements of Cash Flows now present excess tax benefits as an operating activity rather than as a financing activity, while the payment of withholding taxes on the settlement of stock-based compensation awards is presented as a financing activity rather than as an operating activity, with prior periods adjusted accordingly. The implementation of this guidance did not have a material impact on the Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2016. See Note 6, “Taxes on Earnings”, for additional impact on the Consolidated Condensed Financial Statements.
In May 2015, the FASB issued guidance, which amends the existing disclosures for investments measured at net asset value (“NAV”) per share (or its equivalent), as a practical expedient for fair value. This amendment removes the requirement to categorize these investments within the fair value hierarchy. The amendment also removes the requirement to make certain

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

disclosures for all investments that are eligible to be measured at fair value using the NAV as a practical expedient. HP adopted the guidance in the first quarter of fiscal year 2017. Other than the change in presentation of certain pension-related assets that use NAV as a practical expedient, which requires retrospective application, the adoption of this new guidance did not have an impact on the Consolidated Condensed Financial Statements.
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
In April 2015, the FASB amended the existing accounting standards for the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. HP adopted the guidance in the first quarter of fiscal year 2017. The adoption resulted in the reclassification of unamortized debt issuance costs related to HP’s U.S. Dollar Global Notes from “Other non-current assets” to “Long-term debt” within the Consolidated Condensed Balance Sheets of $23 million as of October 31, 2016.
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
A summary description of each segment is as follows:
Personal Systems provides Commercial and Consumer personal computers (“PCs”), Workstations, thin clients, Commercial tablets and mobility devices, retail point-of-sale systems, displays and other related accessories, software, support and services for the commercial and consumer markets. HP groups Commercial notebooks, Commercial desktops, Commercial services, Commercial tablets and mobility devices, Commercial detachables, Workstations, retail point-of-sale systems and thin clients into commercial clients and Consumer notebooks, Consumer desktops, Consumer services and Consumer detachables into consumer clients when describing performance in these markets. Described below are HP’s global business capabilities within Personal Systems:

•
Commercial PCs are optimized for use by customers, including enterprise and SMBs, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in networked environments. Additionally, HP offers a range of services and solutions to enterprise and SMBs to help them manage the lifecycle of their PC and mobility installed base.

•	Consumer PCs are Notebooks, Desktops and hybrids that are optimized for consumer usage, focusing on multi-media consumption, online browsing, gaming and light productivity.
Printing provides Consumer and Commercial printer hardware, supplies, solutions and services, as well as scanning devices. Printing is also focused on imaging solutions in the commercial markets. Described below are HP’s global business capabilities within Printing:

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

Printing groups its global business capabilities into the following business units when reporting business performance:

•	Commercial Hardware consists of Office Printing Solutions, Graphics Solutions and 3D Printing, excluding supplies;

•	Consumer Hardware includes Home Printing Solutions, excluding supplies; and

•
Supplies comprises a set of highly innovative consumable products, ranging from Ink and Laser cartridges, media to graphics supplies and 3D supplies, for recurring use in Consumer and Commercial printer hardware and solutions

Corporate Investments include HP Labs and certain business incubation projects.
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
Segment Operating Results from Continuing Operations

	Personal Systems	Printing	Corporate Investments	Total Segments	Eliminations and Other		Total
	In millions
Three months ended July 31, 2017
Net revenue	$8,404	$4,698	$2	$13,104	$(44)		$13,060
Earnings (loss) from operations	$313	$813	$(20)	$1,106
Three months ended July 31, 2016
Net revenue	$7,512	$4,423	$—	$11,935	$(43)		$11,892
Earnings (loss) from operations	$333	$903	$(35)	$1,201
Nine months ended July 31, 2017
Net revenue	$24,290	$13,924	$7	$38,221	$(92)		$38,129
Earnings (loss) from operations	$870	$2,354	$(69)	$3,155
Nine months ended July 31, 2016
Net revenue	$21,969	$13,702	$6	$35,677	$49	(1)	$35,726
Earnings (loss) from operations	$804	$2,491	$(66)	$3,229

(1)	For the nine months ended July 31, 2016, the amount includes the recognition of revenue previously deferred in relation to sales to the pre-Separation finance entity.
The reconciliation of segment operating results to HP consolidated results was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (continued)

	Three months ended July 31		Nine months ended July 31
	2017	2016	2017	2016
	In millions
Net Revenue:
Total segments	$13,104	$11,935	$38,221	$35,677
Net revenue eliminations and other	(44)	(43)	(92)	49
Total net revenue	$13,060	$11,892	$38,129	$35,726
Earnings from continuing operations before taxes:
Total segment earnings from operations	$1,106	$1,201	$3,155	$3,229
Corporate and unallocated costs and eliminations	(18)	(7)	(27)	(31)
Stock-based compensation expense	(46)	(39)	(169)	(140)
Restructuring and other charges	(46)	(36)	(249)	(156)
Acquisition-related charges	(40)	—	(76)	—
Amortization of intangible assets	—	(2)	(1)	(16)
Defined benefit plan settlement charges	(1)	—	(4)	—
Interest and other, net	(56)	(36)	(201)	(135)
Total earnings from continuing operations before taxes	$899	$1,081	$2,428	$2,751
Net revenue by segment and business unit was as follows:

	Three months ended July 31		Nine months ended July 31
	2017	2016	2017	2016
	In millions
Notebooks	$5,008	$4,303	$14,391	$12,346
Desktops	2,566	2,455	7,477	7,384
Workstations	530	476	1,516	1,381
Other	300	278	906	858
Personal Systems	8,404	7,512	24,290	21,969
Supplies	3,120	2,840	9,284	9,040
Commercial Hardware	986	1,007	2,854	2,928
Consumer Hardware	592	576	1,786	1,734
Printing	4,698	4,423	13,924	13,702
Corporate Investments	2	—	7	6
Total segment net revenue	13,104	11,935	38,221	35,677
Net revenue eliminations and other	(44)	(43)	(92)	49
Total net revenue	$13,060	$11,892	$38,129	$35,726

Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the nine months ended July 31, 2017 and 2016 summarized by plan were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 3: Restructuring and Other Charges (Continued)

	Fiscal 2017 Plan		Fiscal 2015 Plan		Fiscal 2012 Plan
	Severance	Infrastructure and other(1)	Severance and PRP(2)	Infrastructure and other	Severance and EER(3)	Infrastructure and other	Total
	In millions
Accrued balance as of October 31, 2016	$24	$—	$21	$4	$7	$2	$58
Charges	95	60	15	—	1	—	171
Cash payments	(46)	(6)	(35)	(2)	(4)	—	(93)
Non-cash and other adjustments	4	(52)	6	—	—	—	(42)
Accrued balance as of July 31, 2017	$77	$2	$7	$2	$4	$2	$94
Total costs incurred to date as of July 31, 2017	$119	$60	$171	$27	$1,075	$44	$1,496
Reflected in Consolidated Condensed Balance Sheets
Other accrued liabilities	$77	$2	$7	$2	$4	$1	$93
Other non-current liabilities	—	—	—	—	—	1	1
Accrued balance as of October 31, 2015	$—	$—	$39	$—	$21	$3	$63
Charges	—	—	107	27	4	1	139
Cash payments	—	—	(83)	(3)	(28)	—	(114)
Non-cash and other adjustments	—	—	(12)	(19)	9	—	(22)
Accrued balance as of July 31, 2016	$—	$—	$51	$5	$6	$4	$66
HP’s restructuring charges for the three months ended July 31, 2017 summarized by plan were as follows:

	Fiscal 2017 Plan		Fiscal 2015 Plan		Fiscal 2012 Plan
	Severance	Infrastructure and other	Severance and PRP(2)	Infrastructure and other	Severance and EER(3)	Infrastructure and other	Total
	In millions
For the three months ended July 31, 2017	$14	$2	$5	$—	$—	$—	$21

(1)	Infrastructure and other includes asset impairment charges of $52 million for the nine months ended July 31, 2017 associated with the consolidation of manufacturing into global hubs.

(2)	PRP represents Phased Retirement Program.

(3)	EER represents Enhanced Early Retirement.
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
Fiscal 2015 Plan
In connection with the Separation, on September 14, 2015, HP’s Board of Directors approved a cost savings plan (the “Fiscal 2015 Plan”), which includes labor and non-labor actions. The Fiscal 2015 Plan was considered substantially complete as of October 31, 2016 and HP does not expect any further activity associated with this plan. Approximately 3,000 employees exited by the end of fiscal year 2016.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 3: Restructuring and Other Charges (Continued)

Other charges include non-recurring costs, including those as a result of Separation, and are distinct from ongoing operational costs. These costs primarily relate to information technology costs such as advisory, consulting and non-recurring labor costs. For the three months and nine months ended July 31, 2017, HP incurred $25 million and $78 million of other charges, respectively. For the three and nine months ended July 31, 2016, HP incurred $5 million and $17 million of other charges, respectively.
Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2017	2016	2017	2016	2017	2016
	In millions
Service cost	$—	$—	$12	$12	$1	$—
Interest cost	117	136	4	6	4	5
Expected return on plan assets	(168)	(183)	(8)	(12)	(7)	(8)
Amortization and deferrals:
Actuarial loss (gain)	19	14	10	6	(5)	(3)
Prior service benefit	—	—	(1)	(1)	(4)	(4)
Net periodic benefit (credit) cost	(32)	(33)	17	11	(11)	(10)
Settlement loss	—	—	1	—	—	—
Total periodic benefit (credit) cost	$(32)	$(33)	$18	$11	$(11)	$(10)

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2017	2016	2017	2016	2017	2016
	In millions
Service cost	$—	$—	$36	$35	$1	$—
Interest cost	351	408	12	18	13	15
Expected return on plan assets	(507)	(549)	(24)	(36)	(19)	(24)
Amortization and deferrals:
Actuarial loss (gain)	55	42	30	18	(12)	(9)
Prior service benefit	—	—	(3)	(3)	(14)	(12)
Net periodic benefit (credit) cost	(101)	(99)	51	32	(31)	(30)
Settlement loss	3	1	1	1	—	—
Special termination benefits	—	—	—	—	—	9
Total periodic benefit (credit) cost	$(98)	$(98)	$52	$33	$(31)	$(21)
Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2017, HP anticipates making contributions of approximately $26 million to its non-U.S. pension plans, approximately $33 million to its U.S. non-qualified plan participants and approximately $9 million to cover benefit claims under HP’s post-retirement benefit plans. During the nine months ended July 31, 2017, HP contributed $21 million to its non-U.S. pension plans, paid $27 million to cover benefit payments to U.S. non-qualified plan participants, and paid $7 million to cover benefit claims under HP’s post-retirement benefit plans.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

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

Note 5: Stock-Based Compensation
HP’s stock-based compensation plans permit the issuance of restricted stock awards, stock options and performance-based awards.
Stock-based compensation expense and the resulting tax benefits were as follows:

	Three months ended July 31		Nine months ended July 31
	2017	2016	2017	2016
	In millions
Stock-based compensation expense	$46	$39	$169	$140
Income tax benefit	(15)	(13)	(54)	(48)
Stock-based compensation expense, net of tax	$31	$26	$115	$92
Restricted Stock Awards
Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. For the three and nine months ended July 31, 2017 and 2016, HP granted only restricted stock units. HP uses the closing stock price on the grant date to estimate the fair value of service-based restricted stock units. HP estimates the fair value of restricted stock units subject to performance-adjusted vesting conditions using a combination of the closing stock price on the grant date and the Monte Carlo simulation model. For the three months ended July 31, 2017 and 2016, HP did not grant any restricted stock units subject to performance-adjusted vesting conditions. The weighted-average fair value and the assumptions used to measure the fair value of restricted stock units subject to performance-adjusted vesting conditions in the Monte Carlo simulation model were as follows:

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 5: Stock-Based Compensation (Continued)

A summary of restricted stock award activity was as follows:

	Nine months ended July 31, 2017
	Shares	Weighted-Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	28,710	$13
Granted	14,618	$16
Vested	(11,114)	$14
Forfeited	(624)	$14
Outstanding at end of period	31,590	$14
As at July 31, 2017, there was $227 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 1.4 years.
Stock Options
HP utilizes the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. HP estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of the Monte Carlo simulation model and a lattice model, as these awards contain market conditions. The weighted-average fair value and the assumptions used to measure fair value for the three and nine months ended July 31, 2017 and 2016 were as follows:

	Three months ended July 31		Nine months ended July 31
	2017	2016	2017	2016
Weighted-average fair value(1)	$4	$2	$4	$4
Expected volatility(2)	28.0%	31.6%	28.0%	36.2%
Risk-free interest rate(3)	1.9%	1.3%	1.9%	1.8%
Expected dividend yield(4)	2.8%	4.3%	2.8%	3.5%
Expected term in years(5)	5.5	5.5	5.5	6

(1)	The weighted-average fair value was based on stock options granted during the period.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 5: Stock-Based Compensation (Continued)

A summary of stock option activity was as follows:

	Nine months ended July 31, 2017
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	28,218	$12
Granted	104	$19
Exercised	(4,863)	$10
Forfeited and expired	(766)	$17
Outstanding at end of period	22,693	$13	4.2	$145
Vested and expected to vest at end of period	22,152	$13	4.2	$142
Exercisable at end of period	14,923	$12	3.3	$108
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the third quarter of fiscal year 2017. The aggregate intrinsic value is the difference between HP’s closing stock price on the last trading day of the third quarter of fiscal year 2017 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three and nine months ended July 31, 2017 was $20 million and $37 million, respectively.
As at July 31, 2017, there was $9 million of unrecognized pre-tax, stock-based compensation expense related to unvested stock options, which HP expects to recognize over the remaining weighted-average vesting period of 1.1 years.

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
Upon completion of the Separation on November 1, 2015, HP recorded income tax indemnification receivables from Hewlett Packard Enterprise for certain income tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the TMA. The actual amount that Hewlett Packard Enterprise may be obligated to pay HP could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of July 31, 2017 was $1.6 billion. In connection with the TMA, Interest and other, net for the nine months ended July 31, 2017 includes income of $24 million for changes in the tax indemnifications amounts.
Provision for Taxes
HP’s effective tax rate for continuing operations was 22.5% and 22.0% for the three months ended July 31, 2017 and 2016, respectively and 23.1% and 21.7% for the nine months ended July 31, 2017 and 2016, respectively. HP’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all foreign earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.
During the three and nine months ended July 31, 2017, HP recorded $27 million and $31 million, respectively, of net tax benefits related to discrete items in the provision for income taxes for continuing operations. These amounts included a tax benefit of $14 million and $45 million related to restructuring and other charges, and a tax benefit of $15 million and $28 million related to acquisition-related charges, offset by uncertain tax position charges of $19 million and $25 million, for the three and nine months ended July 31, 2017 , respectively. The three months and nine months ended July 31, 2017 included a net tax benefit of $12 million related to provision to return adjustments due to the filing of the U.S. Federal tax return. The nine months ended July 31, 2017 also included a tax charge of $26 million related to state provision to return adjustments.
During the three and nine months ended July 31, 2016, HP recorded discrete items resulting in net tax expense of $14 million and net tax benefit of $72 million, respectively, for continuing operations. These amounts included a tax benefit of $8 million and $46 million for the three and nine months ended July 31, 2016, respectively, related to restructuring and other charges. The nine months ended July 31, 2016 also included a tax benefit of $41 million arising from the retroactive research and development credit provided by the Consolidated Appropriations Act of 2016 signed into law in December 2015.
During the three and nine months ended July 31, 2017, HP recorded excess tax benefits of $2 million and $14 million, respectively, on stock options, restricted stock and performance share units, which are reflected in the Consolidated Condensed Statements of Earnings as a component of the provision for income taxes as a result of the early adoption of ASU 2016-09 -“Improvements to Employee Share- Based Payment Accounting”. See Note 1, “Basis of Presentation”, for more details regarding the guidance.
Uncertain Tax Positions
As of July 31, 2017, the amount of unrecognized tax benefits was $10.9 billion, of which up to $3.9 billion would affect HP’s effective tax rate if realized. The amount of unrecognized tax benefits did not significantly change for the nine months ended July 31, 2017. HP continues to record its tax liabilities related to uncertain tax positions and certain liabilities for which it has joint and several liability with Hewlett Packard Enterprise. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of July 31, 2017, HP had accrued $239 million for interest and penalties.
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

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)

Note 7: Supplementary Financial Information
Accounts Receivable

	As of
	July 31, 2017	October 31, 2016
	In millions
Accounts receivable	$4,317	$4,221
Allowance for doubtful accounts	(84)	(107)
	$4,233	$4,114
The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Nine months ended July 31, 2017
In millions
Balance at beginning of period	$107
Provision for doubtful accounts	7
Deductions, net of recoveries	(30)
Balance at end of period	$84
HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners in order to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of July 31, 2017 and October 31, 2016 were not material. As of July 31, 2017 and October 31, 2016, HP had $130 million and $149 million, respectively, outstanding from the third parties, which is reported in accounts receivable in the Consolidated Condensed Balance Sheets. The costs associated with the sales of trade receivables for the three months and nine months ended July 31, 2017 and 2016 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended July 31		Nine months ended July 31
	2017	2016	2017	2016
	In millions
Balance at beginning of period	$123	$71	$149	$93
Trade receivables sold	2,268	2,126	6,969	5,896
Cash receipts	(2,269)	(2,080)	(6,997)	(5,873)
Foreign currency and other	8	(3)	9	(2)
Balance at end of period	$130	$114	$130	$114

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 7: Supplementary Financial Information (Continued)

Inventory

	As of
	July 31, 2017	October 31, 2016
	In millions
Finished goods	$3,384	$3,103
Purchased parts and fabricated assemblies	1,800	1,381
	$5,184	$4,484
Other Current Assets

	As of
	July 31, 2017	October 31, 2016
	In millions
Value-added taxes receivable	$772	$795
Available-for-sale investments(1)	1,020	—
Supplier and other receivables	1,940	1,700
Prepaid and other current assets	1,327	1,087
	$5,059	$3,582
_________________________
(1)See Note 8, “Fair Value” and Note 9, “Financial Instruments” for detailed information.
Property, Plant and Equipment

	As of
	July 31, 2017	October 31, 2016
	In millions
Land, buildings and leasehold improvements	$2,065	$2,421
Machinery and equipment, including equipment held for lease	3,914	3,663
	5,979	6,084
Accumulated depreciation	(4,272)	(4,348)
	$1,707	$1,736

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 7: Supplementary Financial Information (Continued)

Other Non-Current Assets

	As of
	July 31, 2017	October 31, 2016
	In millions
Tax indemnifications receivable(1)	$1,662	$1,591
Deferred tax assets	372	254
Other	1,128	1,316
	$3,162	$3,161
_________________________
(1)In connection with the TMA discussed in Note 6, “Taxes on Earnings”.
Other Accrued Liabilities

	As of
	July 31, 2017	October 31, 2016
	In millions
Other accrued taxes	$815	$755
Warranty	658	729
Sales and marketing programs	2,341	2,312
Other	2,418	1,922
	$6,232	$5,718
Other Non-Current Liabilities

	As of
	July 31, 2017	October 31, 2016
	In millions
Pension, post-retirement, and post-employment liabilities	$2,506	$2,705
Deferred tax liability	1,586	1,116
Tax liability	1,649	1,910
Deferred revenue	894	865
Other	834	737
	$7,469	$7,333
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
The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Fair Value (Continued)

	As of July 31, 2017				As of October 31, 2016
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$1,929	$—	$1,929	$—	$2,092	$—	$2,092
Financial institution instruments	—	5	—	5	—	—	—	—
Government debt(1)	3,436	46	—	3,482	2,568	—	—	2,568
Available-for-Sale Investments:
Corporate debt	—	506	—	506	—	—	—	—
Financial institution instruments	—	50	—	50	—	2	—	2
Government debt(1)	224	240	—	464	—	—	—	—
Mutual funds	49	—	—	49	44	—	—	44
Marketable equity securities	6	6	—	12	5	4	—	9
Derivative Instruments:
Interest rate contracts	—	5	—	5	—	48	—	48
Foreign currency contracts	—	56	2	58	—	266	11	277
Other derivatives	—	3	—	3	—	—	—	—
Total Assets	$3,715	$2,846	$2	$6,563	$2,617	$2,412	$11	$5,040
Liabilities:
Derivative Instruments:
Foreign currency contracts	$—	$657	$1	$658	$—	$94	$1	$95
Other derivatives	—	—	—	—	—	2	—	2
Total Liabilities	$—	$657	$1	$658	$—	$96	$1	$97
__________________
(1)Government debt includes instruments such as U.S. treasury notes, U.S agency securities and non-U.S. government bonds.
There were no transfers between levels within the fair value hierarchy during the nine months ended July 31, 2017.
Valuation Techniques
Cash Equivalents and Investments: HP holds time deposits, money market funds, mutual funds, other debt securities primarily consisting of corporate and government notes and bonds, and common stock and equivalents. HP values cash equivalents and equity investments using quoted market prices, alternative pricing sources, including net asset value, or models utilizing market observable inputs. The fair value of debt investments was based on quoted market prices or model-driven valuations using inputs primarily derived from or corroborated by observable market data, and, in certain instances, valuation models that utilize assumptions which cannot be corroborated with observable market data.
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
(Unaudited)
Note 8: Fair Value (Continued)

in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $8.1 billion as of July 31, 2017, compared to its carrying amount of $7.8 billion at that date. The fair value of HP’s short- and long-term debt was $7.1 billion as of October 31, 2016, compared to its carrying value of $6.8 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

Note 9: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of July 31, 2017				As of October 31, 2016
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$1,929	$—	$—	$1,929	$2,092	$—	$—	$2,092
Financial institution instruments	5	—	—	5	—	—	—	—
Government debt	3,482	—	—	3,482	2,568	—	—	2,568
Total cash equivalents	5,416	—	—	5,416	4,660	—	—	4,660
Available-for-Sale Investments:
Corporate debt	506	—	—	506	—	—	—	—
Financial institution instruments	50	—	—	50	2	—	—	2
Government debt	464	—	—	464	—	—	—	—
Marketable equity securities	1	7	—	8	1	3	—	4
Mutual funds	39	10	—	49	35	9	—	44
Total available-for-sale investments	1,060	17	—	1,077	38	12	—	50
Total cash equivalents and available-for-sale investments	$6,476	$17	$—	$6,493	$4,698	$12	$—	$4,710

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of July 31, 2017 and October 31, 2016, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

HP classifies its marketable debt securities as available-for-sale investments within Other current assets on the Consolidated Condensed Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of July 31, 2017
	Amortized Cost	Fair Value
	In millions
Due in one year	$414	$414
Due in one to five years	$606	$606
Equity securities in privately held companies include cost basis and equity method investments and are included in Other non-current assets on the Consolidated Condensed Balance Sheets. These amounted to $34 million and $16 million as of July 31, 2017 and October 31, 2016, respectively.
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
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $583 million and $2 million as of July 31, 2017 and October 31, 2016, respectively, all of which were fully collateralized within two business days of the related request.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of July 31, 2017 and October 31, 2016.
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
The hedge ineffectiveness of fair value and cash flow hedges recognized in earnings were not material for the three and nine months ended July 31, 2017 and 2016.
Fair Value of Derivative Instruments
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of July 31, 2017					As of October 31, 2016
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$2,500	$—	$5	$—	$—	$2,000	$—	$48	$—	$—
Cash flow hedges:
Foreign currency contracts	16,127	33	9	522	122	11,852	203	63	52	12
Total derivatives designated as hedging instruments	18,627	33	14	522	122	13,852	203	111	52	12
Derivatives not designated as hedging instruments
Foreign currency contracts	4,572	16	—	14	—	3,934	11	—	31	—
Other derivatives	119	3	—	—	—	150	—	—	2	—
Total derivatives not designated as hedging instruments	4,691	19	—	14	—	4,084	11	—	33	—
Total derivatives	$23,318	$52	$14	$536	$122	$17,936	$214	$111	$85	$12
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

agreements. As of July 31, 2017 and October 31, 2016, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
				Gross Amounts Not Offset
	Gross Amount Recognized (i)	Gross Amount Offset (ii)	Net Amount Presented (iii) = (i)–(ii)	Derivatives (iv)	Financial Collateral (v)		Net Amount (vi) = (iii)–(iv)–(v)
	In millions
As of July 31, 2017
Derivative assets	$66	$—	$66	$63	$—	(1)	$3
Derivative liabilities	$658	$—	$658	$63	$519	(2)	$76
As of October 31, 2016
Derivative assets	$325	$—	$325	$88	$189	(1)	$48
Derivative liabilities	$97	$—	$97	$88	$2	(2)	$7
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three and nine months ended July 31, 2017 and 2016 were as follows:

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2017	Nine months ended July 31, 2017	Hedged Item	Location	Three months ended July 31, 2017	Nine months ended July 31, 2017
		In millions				In millions
Interest rate contracts	Interest and other, net	$5	$(43)	Fixed-rate debt	Interest and other, net	$(5)	$43

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2016	Nine months ended July 31, 2016	Hedged Item	Location	Three months ended July 31, 2016	Nine months ended July 31, 2016
		In millions				In millions
Interest rate contracts	Interest and other, net	$20	$38	Fixed-rate debt	Interest and other, net	$(20)	$(38)
The pre-tax effect of derivative instruments in cash flow hedging relationships for the three and nine months ended July 31, 2017 was as follows:

	Loss Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)		(Loss) Gain Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2017	Nine months ended July 31, 2017	Location	Three months ended July 31, 2017	Nine months ended July 31, 2017
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(519)	$(758)	Net revenue	$(26)	$89
			Cost of revenue	(13)	(32)
			Operating expenses	1	1
			Interest and other, net	—	(9)
Total	$(519)	$(758)		$(38)	$49
The pre-tax effect of derivative instruments in cash flow hedging relationships for the three and nine months ended July 31, 2016 was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

	Gain Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		(Loss) Gain Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2016	Nine months ended July 31, 2016	Location	Three months ended July 31, 2016	Nine months ended July 31, 2016
	In millions			In millions

Cash flow hedges: Foreign currency contracts	$175	$135	Net revenue	$(140)	$26
			Cost of revenue	(18)	(90)
			Operating expenses	1	1
			Interest and other, net	(2)	—
Total	$175	$135	Total	$(159)	$(63)
As of July 31, 2017, HP expects to reclassify an estimated accumulated other comprehensive loss (“AOCI”) of $442 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in AOCI based on the change of market rate, and therefore could have a different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments in the Consolidated Condensed Statements of Earnings for the three and nine months ended July 31, 2017 and 2016 was as follows:

	Gain (Loss) Recognized in Earnings on Derivatives
	Location	Three months ended July 31, 2017	Three months ended July 31, 2016	Nine months ended July 31, 2017	Nine months ended July 31, 2016
		In millions
Foreign currency contracts	Interest and other, net	$16	$(12)	$(33)	$(20)
Other derivatives	Interest and other, net	1	2	5	1
Total		$17	$(10)	$(28)	$(19)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)

Note 10: Borrowings
Notes Payable and Short-Term Borrowings

	As of July 31, 2017		As of October 31, 2016
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Commercial paper	$936	1.6%	$—	—
Current portion of long-term debt	92	3.5%	51	4.1%
Notes payable to banks, lines of credit and other	34	1.4%	27	2.0%
	$1,062		$78
Long-Term Debt

	As of
	July 31, 2017	October 31, 2016
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	$648	$648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,249	1,248
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,498	1,498
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	102	102
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	300	300
	6,494	6,493
Other, including capital lease obligations, at 0.51%-8.50%, due in calendar years 2017-2025	336	244
Fair value adjustment related to hedged debt	26	72
Less: unamortized debt issuance cost(2)	(20)	(23)
Less: current portion of long-term debt	(92)	(51)
Total long-term debt	$6,744	$6,735

(1)	HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.

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
Interest expense on borrowings recognized as “Interest and other, net” in the Consolidated Condensed Statements of Earnings during the three months ended July 31, 2017 and 2016 was $79 million and $71 million, respectively, and during the nine months ended July 31, 2017 and 2016 was $225 million and $203 million, respectively.

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
Credit Facility
As of July 31, 2017, HP maintains a $4.0 billion, senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until April 2, 2019. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on HP’s external credit ratings. As of July 31, 2017, HP was in compliance with the financial covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of July 31, 2017, HP and HP’s subsidiaries had available borrowing resources of $832 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facility discussed above.
Note 11: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three and nine months ended July 31, 2017, HP executed share repurchases of 16 million shares and 55 million shares, respectively. Share repurchases executed during the three months ended July 31, 2017 included 0.4 million shares settled in August 2017. During the three and nine months ended July 31, 2017, HP settled total shares for $0.3 billion and $0.9 billion, respectively. During the three and nine months ended July 31, 2016, HP executed share repurchases of 4 million shares and 100 million shares and settled total shares for $0.1 billion and for $1.2 billion, respectively.
The shares repurchased during the nine months ended July 31, 2017 and 2016 were all open market repurchase transactions. As of July 31, 2017, HP had approximately $3.0 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 11: Stockholder’s Deficit (Continued)

Tax effects related to Other Comprehensive (Loss) Income

	Three months ended July 31		Nine months ended July 31
	2017	2016	2017	2016
	In millions
Tax effects on change in unrealized gains on available-for-sale securities:
Tax provision on gains arising during the period	$—	$—	$(1)	$—
	—	—	(1)	—
Tax effects on change in unrealized components of cash flow hedges:
Tax benefit (provision) on (losses) gains arising during the period	63	(5)	70	46
Tax (benefit) provision on losses (gains) reclassified into earnings	(2)	(20)	9	3
	61	(25)	79	49
Tax effects on change in unrealized components of defined benefit plans:
Tax (provision) benefit on gains (losses) arising during the period	—	—	(4)	2
Tax provision on amortization of actuarial loss and prior service benefit	(5)	(3)	(16)	(9)
Tax benefit (provision) on settlements and other	1	—	(8)	(1)
	(4)	(3)	(28)	(8)
Tax benefit (provision) on other comprehensive (loss) income	$57	$(28)	$50	$41
Changes and reclassifications related to Other Comprehensive (Loss) Income, net of taxes

	Three months ended July 31		Nine months ended July 31
	2017	2016	2017	2016
	In millions
Other comprehensive (loss) income, net of taxes:
Change in unrealized gains on available-for-sale securities:
Gains arising during the period	$1	$1	$4	$2
	1	1	4	2
Change in unrealized components of cash flow hedges:
(Losses) gains arising during the period	(456)	170	(688)	181
Gains (losses) reclassified into earnings(1)	36	139	(40)	66
	(420)	309	(728)	247
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	—	—	9	(2)
Amortization of actuarial loss and prior service benefit(2)	14	9	40	27
Settlements and other	1	—	(5)	—
	15	9	44	25
Other comprehensive (loss) income, net of taxes	$(404)	$319	$(680)	$274

(1)	Reclassification of pre-tax gains on cash flow hedges into the Consolidated Condensed Statements of Earnings was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 11: Stockholder’s Deficit (Continued)

	Three months ended July 31		Nine months ended July 31
	2017	2016	2017	2016
	In millions
Net revenue	$26	$140	$(89)	$(26)
Cost of revenue	13	18	32	90
Operating expenses	(1)	(1)	(1)	(1)
Interest and other, net	—	2	9	—
Total	$38	$159	$(49)	$63

(2)	These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.
The components of accumulated other comprehensive loss, net of taxes and changes were as follows:

	Nine months ended July 31, 2017
	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$9	$186	$(1,633)	$(1,438)
Other comprehensive income (loss) before reclassifications	4	(688)	4	(680)
Reclassifications of (income) loss into earnings	—	(40)	40	—
Balance at end of period	$13	$(542)	$(1,589)	$(2,118)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations was as follows:

	Three months ended July 31		Nine months ended July 31
	2017	2016	2017	2016
	In millions, except per share amounts
Numerator:
Net earnings from continuing operations	$696	$843	$1,866	$2,153
Net loss from discontinued operations	—	(60)	—	(149)
Net earnings	$696	$783	$1,866	$2,004
Denominator:
Weighted-average shares used to compute basic net EPS	1,681	1,711	1,694	1,735
Dilutive effect of employee stock plans	14	14	11	12
Weighted-average shares used to compute diluted net EPS	1,695	1,725	1,705	1,747
Basic net earnings (loss) per share:
Continuing operations	$0.41	$0.49	$1.10	$1.24
Discontinued operations	—	(0.03)	—	(0.08)
Basic net earnings per share	$0.41	$0.46	$1.10	$1.16
Diluted net earnings (loss) per share:
Continuing operations	$0.41	$0.49	$1.09	$1.23
Discontinued operations	—	(0.04)	—	(0.08)
Diluted net earnings per share	$0.41	$0.45	$1.09	$1.15
Anti-dilutive weighted average stock-based compensation awards(1)	1	13	3	26

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

Note 13: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits, regulatory and environmental matters that arise in the ordinary course of business. These litigations or proceedings may be against HP and/or current and former HP executive officers or current and former members of HP’s Board of Directors. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of July 31, 2017, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

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
Class Actions re Authentication of Supplies
Five purported consumer class actions were filed against HP, arising out of the supplies authentication protocol in certain OfficeJet printers.  This authentication protocol rejects some third-party ink cartridges that use non-HP security chips.  Two of the cases were dismissed, and the remaining cases have been consolidated in the United States District Court for the Northern District of California, captioned In re HP Printer Firmware Update Litigation. The remaining plaintiffs’ operative consolidated complaint was filed on March 22, 2017, alleging eleven causes of action: (1) unfair and unlawful business practices in violation of the Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.; (2) fraudulent business practices in violation of the Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.; (3) violations of the False Advertising Law, Cal. Bus. & Prof. Code § 17500, et seq.; (4) violations of the Consumer Legal Remedies Act, Cal. Civ. Code § 1750, et seq.; (5) violations of the Texas Deceptive Trade Practices ‒ Consumer Protection Act, Tex. Bus. & Com. Code Ann. § 17.01, et seq.; (6) violations of the Washington Consumer Protection Act, Wash. Rev. Code Ann. § 19.86.010, et seq.; (7) violations of the New Jersey Consumer Fraud Act, New Jersey Statutes Ann. 56:8-1, et seq.; (8) violations of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030, et seq.; (9) violations of the California Computer Data Access and Fraud Act, Cal. Penal Code § 502; (10) Trespass to Chattels; and (11) Tortious Interference with Contractual Relations and/or Prospective Economic Advantage. The plaintiffs seek to certify a primary class of all persons in the United States who purchased or owned the OfficeJet printers in question, and they alternatively seek to certify subclasses of all such printer purchasers or owners in California, Texas, Washington, and/or New Jersey. On April 21, 2017, HP filed a motion to dismiss the consolidated complaint. The court held a hearing on July 14, 2017. HP’s motion to dismiss remains pending.
Autonomy-Related Legal Matters
Investigations.  As a result of the findings of an ongoing investigation, HP has provided information to the United Kingdom (“U.K.”) Serious Fraud Office, the U.S. Department of Justice (“DOJ”) and the SEC related to the accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred prior to and in connection with HP’s acquisition of Autonomy. On January 19, 2015, the U.K. Serious Fraud Office notified HP that it was closing its investigation and had decided to cede jurisdiction of the investigation to the U.S. authorities. On November 14, 2016, the DOJ announced that a federal grand jury indicted Sushovan Hussain, the former CFO of Autonomy, on charges of conspiracy to commit wire fraud and multiple counts of wire fraud.  The indictment alleges that Hussain engaged in a scheme to defraud purchasers and sellers of securities of Autonomy and HP about the true performance of Autonomy’s business, its financial condition, and its prospects for growth.  Trial in this matter is scheduled to begin on February 26, 2018. On November 15, 2016, the SEC announced that Stouffer Egan, the former CEO of Autonomy’s U.S.-based operations, settled charges relating to his participation in an accounting scheme to meet internal sales targets and analyst revenue expectations.  HP is continuing to cooperate with the ongoing enforcement actions.
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

•
Autonomy Corporation Limited v. Michael Lynch and Sushovan Hussain. On April 17, 2015, four former-HP subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain. The Particulars of Claim seek damages in excess of $5 billion from Messrs. Lynch and Hussain for breach of their fiduciary duties by causing Autonomy group companies to engage in improper transactions and accounting practices. On October 1, 2015, Messrs. Lynch and Hussain filed their defenses. Mr. Lynch also filed a counterclaim against Autonomy Corporation Limited seeking $160 million in damages, among other things, for alleged misstatements regarding Lynch. The Hewlett Packard Enterprise subsidiary claimants filed their replies to the defenses and the asserted counter-claim on March 11, 2016. The parties are actively engaged in the disclosure process. A six-month trial is scheduled to begin on January 28, 2019.

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
HP’s aggregate product warranty liabilities and changes were as follows:

Nine months ended July 31, 2017
In millions
Balance at beginning of period	$980
Accruals for warranties issued	678
Adjustments related to pre-existing warranties (including changes in estimates)	(16)
Settlements made (in cash or in kind)	(749)
Balance at end of period	$893

Note 15: Discontinued Operations
On November 1, 2015, HP completed the Separation of Hewlett Packard Enterprise. After the Separation, HP does not beneficially own any shares of Hewlett Packard Enterprise common stock.
The following table presents the financial results of HP’s discontinued operations:

	Three months ended July 31		Nine months ended July 31
	2017	2016	2017	2016
	In millions
Expenses(1)	$—	$30	$—	$158
Interest and other, net(2)	(9)	(174)	(38)	(157)
Earnings (Loss) from discontinued operations before taxes	9	144	38	(1)
(Provision for) Benefit from taxes(2)	(9)	(204)	(38)	(148)
Loss from discontinued operations, net of taxes	$—	$(60)	$—	$(149)

(1)	Expenses for the three and nine months ended July 31, 2016 were primarily related to separation costs.

(2)
In connection with the TMA, Interest and other, net for the three and nine months ended July 31, 2017 includes $9 million and $38 million, respectively, of net tax indemnification amounts and Provision for taxes for the three and nine months ended July 31, 2017 includes $9 million and $38 million, respectively, of the tax impact relating to the above amounts. For more information on tax indemnifications and the TMA, see Note 6, “Taxes on Earnings”.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 16: Divestitures
During fiscal 2016, HP entered into agreements to divest certain technology assets, including licensing and distribution rights, for certain software offerings to Open Text Corporation, an enterprise information management company for $475 million. The technology assets sold were previously reported within the Commercial Hardware business unit within the Printing segment. The gain recognized from the divestiture was $336 million and $383 million for the three and nine months ended July 31, 2016, respectively. The gains associated with these divestitures were included in Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

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

•
Results of Operations.  An analysis of our continuing operations financial results comparing the three and nine months ended July 31, 2017 to the prior-year period. A discussion of the results of continuing operations is followed by a more detailed discussion of the results of operations by segment.

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

•
In Personal Systems, our strategic focus is on profitable growth through improved market segmentation with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, we are investing in premium and mobility form factors such as convertible notebooks, detachable notebooks, and mobility devices to meet customer preference for mobile, thinner and lighter devices. The beginning of a market shift to contractual solutions includes an increased focus on Device as a Service. We believe that we are well positioned due to our competitive product lineup.

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
We continue to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. One set of challenges relates to dynamic market trends, such as from flat to slight declines in the PC device and home printing markets. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution.

•
In Personal Systems, demand for PCs is being impacted by currency depreciation in Latin America and certain European and Asian markets. As such, we anticipate continued market headwinds. In addition, we face challenges with increasing commodity costs, especially in memory, and the uncertainty of the PC market’s ability to absorb price increases driven by higher commodity costs.

•
In Printing, we are seeing signs of stabilization of demand in consumer and commercial markets, but are still experiencing an overall competitive pricing environment. We obtain a number of components from single sources due to technology, availability, price, quality or other considerations. For instance, we source laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Our management believes that there have been no significant changes during the nine months ended July 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.
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
Results of operations in U.S. dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2017		2016		2017		2016
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$13,060	100.0%	$11,892	100.0%	$38,129	100.0%	$35,726	100.0%
Cost of revenue	(10,633)	(81.4)%	(9,720)	(81.7)%	(31,071)	(81.5)%	(29,019)	(81.2)%
Gross profit	2,427	18.6%	2,172	18.3%	7,058	18.5%	6,707	18.8%
Research and development	(289)	(2.2)%	(298)	(2.5)%	(899)	(2.4)%	(891)	(2.5)%
Selling, general and administrative	(1,096)	(8.4)%	(719)	(6.1)%	(3,200)	(8.3)%	(2,758)	(7.8)%
Restructuring and other charges	(46)	(0.4)%	(36)	(0.3)%	(249)	(0.7)%	(156)	(0.4)%
Acquisition-related charges	(40)	(0.3)%	—	—%	(76)	(0.2)%	—	—%
Amortization of intangible assets	—	—%	(2)	—%	(1)	—%	(16)	—%
Defined benefit plan settlement charges	(1)	—%	—	—%	(4)	—%	—	—%
Earnings from continuing operations before interest and taxes	955	7.3%	1,117	9.4%	2,629	6.9%	2,886	8.1%
Interest and other, net	(56)	(0.4)%	(36)	(0.3)%	(201)	(0.5)%	(135)	(0.4)%
Earnings from continuing operations before taxes	899	6.9%	1,081	9.1%	2,428	6.4%	2,751	7.7%
Provision for taxes	(203)	(1.6)%	(238)	(2.0)%	(562)	(1.5)%	(598)	(1.7)%
Net earnings from continuing operations	696	5.3%	843	7.1%	1,866	4.9%	2,153	6.0%
Net loss from discontinued operations, net of taxes	—	—%	(60)	(0.5)%	—	—%	(149)	(0.4)%
Net earnings	$696	5.3%	$783	6.6%	$1,866	4.9%	$2,004	5.6%
Net Revenue
For the three months ended July 31, 2017, total net revenue increased 9.8% (increased 10.9% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 7.4% to $5.1 billion, while net revenue from international operations increased 11.5% to $8.0 billion. For the nine months ended July 31, 2017, total net revenue increased 6.7% (increased 7.6% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 6.7% to $14.1 billion, while net revenue from international operations increased 6.7% to $24.0 billion. The increase in net revenue was primarily driven by growth in Notebooks, Desktops and Supplies revenue, partially offset by unfavorable foreign currency impacts.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months ended July 31, 2017, our gross margin increased 0.3 percentage points, as compared to the prior-year period, primarily driven by higher Printing margins due to productivity improvements and higher Supplies mix, partially offset by higher commodity costs in Personal Systems. For the nine months ended July 31, 2017, our gross margin decreased 0.3 percentage points, as compared to the prior-year period, primarily due to unfavorable segment mix and lower Personal System gross margin driven by higher commodity costs, partially offset by productivity improvements in Printing.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development
Research and development (“R&D”) expense decreased 3.0% for the three months ended July 31, 2017, as compared to the prior-year periods, primarily due to expense management and savings from the divestiture of marketing optimization assets, partially offset by continuing investment in Printing. R&D expense increased 0.9% for the nine months ended July 31, 2017, as compared to the prior-year periods, primarily due to continuing investment in Printing.
Selling, General and Administrative
Selling, general and administrative expense increased 52.4% and 16.0% for the three and nine months ended July 31, 2017, respectively, as compared to the prior-year periods, primarily due to a gain from the divestiture of marketing optimization assets in the prior-year period and an increase in field selling costs.
Restructuring and Other Charges
Restructuring and other charges for the three and nine months ended July 31, 2017 relate primarily to the restructuring plan announced in October 2016 (the “Fiscal 2017 Plan”) and certain non-recurring costs, including those as a result of the Separation.
Interest and Other, Net
Interest and other, net expense increased by $20 million for the three months ended July 31, 2017, as compared to the prior-year period, partially due to lower tax indemnification amounts. For the nine months ended July 31, 2017, Interest and other, net expense increased by $66 million, as compared to the prior-year period, primarily due to the reversal of interest previously accrued for a legal contingency in the prior-year period.
Provision for Taxes
Our effective tax rate for continuing operations was 22.5% and 22.0% for the three months ended July 31, 2017 and 2016, respectively, and 23.1% and 21.7% for the nine months ended July 31, 2017 and 2016, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the United States.
During the three and nine months ended July 31, 2017, we recorded $27 million and $31 million, respectively, of net tax benefits related to discrete items in the provision for taxes for continuing operations. These amounts included a tax benefit of $14 million and $45 million related to restructuring and other charges, and a tax benefit of $15 million and $28 million related to acquisition-related charges, offset by uncertain tax position charges of $19 million and $25 million, for the three and nine months ended July 31, 2017, respectively. The three and nine months ended July 31, 2017 also included a tax benefit of $12 million related to provision to return adjustments due to filing of the U.S. Federal tax return. The nine months ended July 31, 2017 also included a tax charge of $26 million related to state provision to return adjustments.
During the three and nine months ended July 31, 2016, we recorded discrete items resulting in net tax expense of $14 million and net tax benefit of $72 million, respectively, for continuing operations. These amounts included a tax benefit of $8 million and $46 million for the three and nine months ended July 31, 2016, respectively, related to restructuring and other charges. The nine months ended July 31, 2016 also included a tax benefit of $41 million arising from the retroactive research and development credit provided by the Consolidated Appropriations Act of 2016 signed into law in December 2015.

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
Personal Systems

	Three months ended July 31			Nine months ended July 31
	2017	2016	% Change	2017	2016	% Change
	Dollars in millions
Net revenue	$8,404	$7,512	11.9%	$24,290	$21,969	10.6%
Earnings from operations	$313	$333	(6.0)%	$870	$804	8.2%
Earnings from operations as a % of net revenue	3.7%	4.4%		3.6%	3.7%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31, 2017			Nine months ended July 31, 2017
	Net Revenue		Weighted Net Revenue Change	Net Revenue		Weighted Net Revenue Change
	2017	2016		2017	2016
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Notebooks	$5,008	$4,303	9.4	$14,391	$12,346	9.3
Desktops	2,566	2,455	1.5	7,477	7,384	0.4
Workstations	530	476	0.7	1,516	1,381	0.7
Other	300	278	0.3	906	858	0.2
Total Personal Systems	$8,404	$7,512	11.9	$24,290	$21,969	10.6
Three months ended July 31, 2017 compared with three months ended July 31, 2016
Personal Systems net revenue increased 11.9% (increased 13.3% on a constant currency basis) for the three months ended July 31, 2017 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks and Desktops partially offset by unfavorable foreign currency impacts. The net revenue increase was driven by a 7.2% increase in unit volume combined with a 4.4% increase in average selling prices (“ASPs”) as compared to the prior-year period. The increase in unit volume was primarily due to growth in Notebooks and Workstations. The increase in ASPs was primarily due to favorable pricing rate and favorable premium mix partially offset by unfavorable foreign currency impacts.
Consumer revenue increased 13.9% for the three months ended July 31, 2017 as compared to the prior-year period, driven by growth in Notebooks as a result of higher unit volume combined with higher ASPs. Commercial revenue increased 10.9% as compared to the prior-year period, driven by growth in Notebooks, Workstations and Desktops. Net revenue increased 16.4% in Notebooks, 11.3% in Workstations and 4.5% in Desktops as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue decreased by 0.7 percentage points for the three months ended July 31, 2017 as compared to the prior-year period. The decrease was primarily due to decline in gross margin partially offset by a decrease in operating expenses. The decrease in gross margin was primarily due to an increase in commodity cost and unfavorable foreign currency impacts partially offset by higher ASPs. Operating expenses as a percentage of net revenue decreased primarily due to operating expense management.
Nine months ended July 31, 2017 compared with nine months ended July 31, 2016

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Personal Systems net revenue increased 10.6% (increased 11.7% on a constant currency basis) for the nine months ended July 31, 2017 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks partially offset by unfavorable foreign currency impacts. The net revenue increase in Personal Systems was driven by a 6.9% increase in unit volume combined with a 3.4% increase in ASPs as compared to the prior-year period. The increase in unit volume was primarily due to growth in Notebooks and Workstations. The increase in ASPs was primarily due to favorable pricing rate offset by unfavorable foreign currency impacts.
Consumer revenue increased 15.2% for the nine months ended July 31, 2017 as compared to the prior-year period, driven by growth in Notebooks and Desktops volume combined with higher ASPs. Commercial revenue increased 8.3% as compared to the prior-year period, driven by growth in Notebooks and Workstations. Net revenue increased 16.6% in Notebooks, 9.8% in Workstations and 1.3% in Desktops as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue decreased by 0.1 percentage points for the nine months ended July 31, 2017 as compared to the prior-year period. The decrease was primarily due to a decrease in gross margin partially offset by a decrease in operating expenses. The decrease in gross margin was primarily due to an increase in commodity cost and unfavorable foreign currency impacts partially offset by higher ASPs. Operating expenses as a percentage of net revenue decreased primarily due to operating expense management.

Printing

	Three months ended July 31			Nine months ended July 31
	2017	2016	% Change	2017	2016	% Change
	Dollars in millions
Net revenue	$4,698	$4,423	6.2%	$13,924	$13,702	1.6%
Earnings from operations	$813	$903	(10.0)%	$2,354	$2,491	(5.5)%
Earnings from operations as a % of net revenue	17.3%	20.4%		16.9%	18.2%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change	Net Revenue		Weighted Net Revenue Change
	2017	2016		2017	2016
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$3,120	$2,840	6.3	$9,284	$9,040	1.7
Commercial Hardware	986	1,007	(0.5)	2,854	2,928	(0.5)
Consumer Hardware	592	576	0.4	1,786	1,734	0.4
Total Printing	$4,698	$4,423	6.2	$13,924	$13,702	1.6
Three months ended July 31, 2017 compared with three months ended July 31, 2016
Printing net revenue increased 6.2% (increased 6.8% on a constant currency basis) for the three months ended July 31, 2017 as compared to the prior-year period. The increase in net revenue was primarily driven by the increase in Supplies revenue. Net revenue for Supplies increased 9.9% as compared to the prior-year period, primarily due to the impact from the change in the Supplies sales model in the prior-year period, partially offset by unfavorable foreign currency impacts. Printer unit volume increased 1.3% while ASPs increased 0.9% as compared to the prior-year period. The increase in Printer unit volume was primarily driven by unit increases in Consumer Hardware. Printer ASPs increased primarily due to introduction of higher-end printers.
Net revenue for Commercial Hardware decreased by 2.1% as compared to the prior-year period, primarily driven by a decline in other printing solutions due to the divestiture of marketing optimization assets in the second half of fiscal year 2016, partially offset by a 1.1% increase in ASPs and a 0.3% increase in printer unit volume. The increases in unit volume and ASPs were mainly due to the introduction of higher-end printers.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net revenue for Consumer Hardware increased 2.8% as compared to the prior-year period, primarily due to a 1.4% increase in printer unit volume and a 1.8% increase in ASPs. The unit volume increase was driven by Home business. The increase in ASPs was primarily driven by better discount management.
Printing earnings from operations as a percentage of net revenue decreased by 3.1 percentage points for the three months ended July 31, 2017 as compared to the prior-year period, primarily due to an increase in operating expenses, partially offset by improved gross margin. The gross margin increase was driven by productivity improvements and higher Supplies mix. Operating expenses increased primarily due to a gain from the divestiture of marketing optimization assets in the prior-year period and an increase in marketing spend and investments in key growth initiatives.
Nine months ended July 31, 2017 compared with nine months ended July 31, 2016
Printing net revenue increased 1.6% (increased 2.3% on a constant currency basis) for the nine months ended July 31, 2017 as compared to the prior-year period. The increase in net revenue was primarily driven by the increase in Supplies revenue. Net revenue for Supplies increased 2.7% as compared to the prior-year period, primarily due to the change in the Supplies sales model in the prior-year period, partially offset by unfavorable foreign currency impacts. Printer unit volume increased 3.6% while ASPs decreased 0.7% as compared to the prior-year period. The increase in Printer unit volume was primarily driven by unit increases in Consumer Hardware and larger opportunity to place incremental units with positive net present value. Printer ASPs decreased primarily due to unfavorable foreign currency impacts, partially offset by a mix shift to higher-end printers.
Net revenue for Commercial Hardware decreased 2.5% as compared to the prior-year period, driven by a decline in other printing solutions largely due to the divestiture of marketing optimization assets in the prior-year period and a 0.3% decrease in ASPs, partially offset by a 2.6% improvement in unit volume. The unit volume increased primarily due to share gains. The decrease in ASPs was primarily due to unfavorable currency impacts, partially offset by a mix shift to higher-end printers.
Net revenue for Consumer Hardware increased 3.0% as compared to the prior-year period due to a 3.7% increase in printer unit volume, partially offset by 0.1% decrease in ASPs. The unit volume increase was driven by Home business. The decrease in ASPs was primarily due to unfavorable foreign currency impacts.
Printing earnings from operations as a percentage of net revenue decreased by 1.3 percentage points for the nine months ended July 31, 2017 as compared to the prior-year period, primarily due to an increase in operating expenses, partially offset by improved gross margin. The gross margin increased due to operational improvements, partially offset by unfavorable foreign currency impacts. Operating expenses increased primarily due to a gain from the divestiture of marketing optimization assets in the prior-year period and an increase in marketing spend and investments in key growth initiatives.
Corporate Investments
The loss from operations in Corporate Investments for the three and nine months ended July 31, 2017 was primarily due to expenses associated with our incubation projects.
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
In September 2016, HP entered into a definitive agreement to acquire Samsung Electronics Co., Ltd.’s printer business for $1.05 billion. The transaction is expected to close during the fourth quarter of calendar year 2017, pending regulatory approval and other customary closing conditions.

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
Liquidity
Our key cash flow metrics were as follows:

	Nine months ended July 31
	2017	2016
	In millions
Net cash provided by operating activities	$2,997	$2,548
Net cash used in investing activities	(1,723)	(116)
Net cash used in financing activities	(595)	(14,229)
Net increase (decrease) in cash and cash equivalents	$679	$(11,797)
Operating Activities
Compared to the corresponding period in fiscal year 2016, net cash provided by operating activities increased by $449 million for the nine months ended July 31, 2017. The increase was primarily due to higher cash generated from working capital management activities.
Working Capital Metrics
Management utilizes current cash conversion cycle information to manage HP’s working capital levels. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	July 31, 2017	October 31, 2016	Change	July 31, 2016	October 31, 2015	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	29	30	(1)	30	35	(5)	(1)
Days of supply in inventory (“DOS”)	44	39	5	37	39	(2)	7
Days of purchases outstanding in accounts payable (“DPO”)	(108)	(98)	(10)	(96)	(93)	(3)	(12)
Cash conversion cycle	(35)	(29)	(6)	(29)	(19)	(10)	(6)
July 31, 2017 as compared to July 31, 2016
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. The decrease in DSO was primarily due to favorable customer mix and revenue linearity.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The increase in DOS was primarily due to leveraging our balance sheet, particularly through higher strategic buys to better assure supply of commodities in short supply.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The increase in DPO was primarily due to increased inventory purchases and an extension of payment terms with our product suppliers.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Investing Activities
Compared to the corresponding period in fiscal year 2016, net cash used in investing activities increased by $1.6 billion for the nine months ended July 31, 2017, primarily due to investments of $1.0 billion, classified as available-for-sale investments within Other current assets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations, and collateral related to our derivatives of $0.5 billion.
Financing Activities
Compared to the corresponding period in fiscal year 2016, net cash used in financing activities decreased by $13.6 billion for the nine months ended July 31, 2017, as the net cash used in financing activities for the nine months ended July 31, 2016 included the cash transfer of $10.4 billion to Hewlett Packard Enterprise in connection with the Separation and the redemption of $2.1 billion of U.S. Dollar Global Notes, and the nine months ended July 31, 2017 included the issuance of commercial paper of $0.9 billion.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Outstanding borrowings increased to $7.8 billion as of July 31, 2017 as compared to $6.8 billion as of October 31, 2016, bearing weighted-average interest rates of 3.9% and 4.2% for July 31, 2017 and October 31, 2016, respectively.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 9, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of July 31, 2017, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, which will be available until April 2, 2019 and is primarily to support the issuance of commercial paper. Funds borrowed under this revolving credit facility may also be used for general corporate purposes. As of July 31, 2017 we had $0.9 billion of commercial paper outstanding.
Available Borrowing Resources
We had the following resources available to obtain short or long-term financing:

As of July 31, 2017
In millions
2016 Shelf Registration Statement	Unspecified
Uncommitted lines of credit	$832
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are primarily related to a portion of our requirements for inventory and other items in the normal course of business. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude open purchase orders that are routine arrangements entered into in the ordinary course of business as they are difficult to quantify in a meaningful way. Even though open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust terms based on our business needs prior to the delivery of goods or performance of services. In May 2017, we executed an agreement resulting in purchase obligations of $770 million, and the payments are due within two years.
Retirement and Post-Retirement Benefit Plan Contributions
As of July 31, 2017, we anticipate making contributions for the remainder of fiscal year 2017 of approximately $5 million to our non-U.S. pension plans, $6 million to cover benefit payments to U.S. non-qualified pension plan participants and $2 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
We expect to make future cash payments of between $235 million and $385 million in connection with our cost savings plans through fiscal year 2021. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of July 31, 2017, we had approximately $1.7 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
May 2017	3,253	$18.99	3,253	$3,201,286
June 2017	9,969	$18.58	9,969	$3,016,100
July 2017	3,003	$18.21	3,003	$2,961,416
Total	16,225		16,225
On July 21, 2011, HP’s Board of Directors authorized a $10.0 billion share repurchase program. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On October 10, 2016, HP’s Board of Directors authorized an additional $3.0 billion for future repurchases of its outstanding shares of common stock. HP intends to use repurchases to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. HP expects to repurchase shares from time to time during fiscal year 2017 as part of returning 50% to 75% of annual free cash flow to stockholders. Free cash flow equals cash flow from operations less net capital expenditures, which equals investments in property, plant and equipment, less proceeds from the sale of property, plant and equipment. All share repurchases settled in the third quarter of fiscal year 2017 were open market transactions. As of July 31, 2017, HP had approximately $3.0 billion remaining under the share repurchase authorizations.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
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

HP INC.
/s/ Catherine A. Lesjak
Catherine A. Lesjak Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: August 31, 2017

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.3	November 5, 2015
2(d)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
2(e)	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.5	November 5, 2015
2(f)	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.6	November 5, 2015
2(g)	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC.**	8-K	001-04423	2.7	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	July 26, 2017
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-21516	4.2	December 15, 2016
4(c)	Form of Registrant’s 3.750% Global Note due December 1, 2020 and form of related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	December 2, 2010
4(d)	Form of Registrant’s 4.300% Global Note due June 1, 2021 and form of related Officers’ Certificate.	8-K	001-04423	4.5 and 4.6	June 1, 2011
4(e)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(f)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(g)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant’s 2.750% Global Note due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers’ Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(i)	Specimen certificate for the Registrant’s common stock.	8-K/A	001-04423	4.1	June 23, 2006
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Registrant’s 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant’s Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant’s Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(k)	Form of Option Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(1)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(e)(e)(e)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
10(j)(j)	Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.	8-K	001-04423	10.1	November 5, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)(k)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(l)(l)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015
10(n)(n)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(n)(n)	March 3, 2016
10(o)(o)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(o)(o)	March 3, 2016
10(p)(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(q)(q)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(t)(t)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(u)(u)	First Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-K	001-04423	10(u)(u)	December 15, 2016
10(v)(v)	Second Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-Q	001-04423	10(v)(v)	March 2, 2017
10(w)(w)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(x)(x)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(y)(y)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(z)(z)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(z)(z)	March 2, 2017
10(a)(a)(a)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡
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