Form 10-K
period 2017-10-31
HP INC
filed 2017-12-14
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $31,655,134,100 based on the last sale price of common stock on April 30, 2017.
The number of shares of HP Inc. common stock outstanding as of November 30, 2017 was 1,645,228,387 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant’s proxy statement related to its 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of October 31, 2017 are incorporated by reference into Part III of this Report.
III

HP INC. AND SUBSIDIARIES
Form 10-K
For the Fiscal Year ended October 31, 2017

In this report on Form 10-K, for all periods presented, “we”, “us”, “our”, “company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
        This Annual Report on Form 10-K, including “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our sustainability goals, the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP’s businesses; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP’s products and the delivery of HP’s services effectively; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; risks associated with HP’s international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this report and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (“the SEC”). HP assumes no obligation and does not intend to update these forward-looking statements.

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
At Separation, we and Hewlett Packard Enterprise entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including, among others, a tax matters agreement, an employee matters agreement, a transition service agreement, a real estate matters agreement, a master commercial agreement and an information technology service agreement.
HP Products and Services; Segment Information
We have three segments for financial reporting purposes: Personal Systems, Printing and Corporate Investments. The Personal Systems segment offers Commercial and Consumer personal computers (“PCs”), Workstations, thin clients, Commercial tablets and mobility devices, retail point-of-sale (“POS”) systems, displays and other related accessories, software, support and services for the commercial and consumer markets. The Printing segment provides Consumer and Commercial printer hardware, Supplies, solutions and services, as well as scanning devices. Corporate Investments includes HP Labs and certain business incubation projects.
In each of the past three fiscal years, notebook PCs, printing supplies and desktop PCs each accounted for more than 10% of our consolidated net revenue.
A summary of our net revenue, earnings from operations and assets for our segments can be found in Note 2, “Segment Information” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in “Risk Factors” in Item 1A, which is incorporated herein by reference.
Personal Systems
Personal Systems provides Commercial and Consumer PCs, Workstations, thin clients, Commercial tablets and mobility devices, retail POS systems, displays and other related accessories, software, support and services for the commercial and consumer markets. We group Commercial notebooks, Commercial desktops, Commercial services, Commercial tablets and mobility devices, Commercial detachables, Workstations, retail POS systems and thin clients into commercial clients and Consumer notebooks, Consumer desktops, Consumer services and Consumer detachables into consumer clients when describing performance in these markets. Both Commercial and Consumer PCs and Commercial tablets and mobility devices are based predominately on Microsoft Windows operating systems and use processors from Intel Corporation (“Intel”) and Advanced Micro Devices, Inc. (“AMD”). Personal Systems also maintains a multi-operating system, multi-architecture strategy using the Google Chrome and Android operating systems among others for notebooks and tablets.
Commercial PCs are optimized for use by customers including enterprise and SMB customers, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in networked environments. Commercial PCs include the HP ProBook and HP EliteBook lines of notebooks, convertibles, and detachables, the HP Pro and HP Elite lines of business desktops and all-in-ones, retail POS systems, HP Thin Clients, HP Pro Tablet PCs and HP Chromebook. Commercial PCs also include workstations that are designed and optimized for high-performance and demanding application environments including Z desktop workstations, Z all-in-ones and Z mobile workstations. Additionally, we offer a range of services and solutions to enterprise and SMB customers to help them manage the lifecycle of their PC and mobility installed base.

Consumer PCs are notebooks, desktops and hybrids that are optimized for consumer usage, focusing on multi-media consumption, online browsing and light productivity and include the HP Spectre, HP Envy, HP Pavilion, HP Chromebook, Omen by HP, hybrids and all-in-one desktops.
Personal Systems groups its global business capabilities into Notebooks, Desktops, Workstations and Other when reporting business performance.
Printing
Printing provides Consumer and Commercial printer hardware, Supplies, solutions and services, as well as scanning devices. Printing is also focused on imaging solutions in the commercial markets. Our global business capabilities within Printing are described below:
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
Home Printing Solutions delivers innovative printing products and solutions for the home and home business or small office customers utilizing both HP’s Ink and Laser technologies. Initiatives such as Instant Ink and Continuous Ink Supply System provide business model innovation to benefit and expand HP’s existing customer base, while new innovations like Sprocket drive print relevance for a mobile generation.
Graphics Solutions offers large-format, commercial and industrial solutions to print service providers and packaging converters through the largest portfolio of printers and presses (HP DesignJet, HP Latex, HP Scitex, HP Indigo and HP PageWide Web Presses).
3D Printing delivers HP’s Multi-Jet Fusion 3D Printing Solution designed for prototyping and production of functional parts and functions on an open platform facilitating the development of new 3D printing materials.
Printing groups its global business capabilities into the following business units when reporting business performance:

•	Commercial Hardware consists of Office Printing Solutions, Graphics Solutions and 3D Printing, excluding supplies;

•	Consumer Hardware includes Home Printing Solutions, excluding supplies; and

•
Supplies comprises a set of highly innovative advanced consumable products, ranging from Ink and Laser print cartridges; and media to graphics supplies and 3D printing supplies, for recurring use in Consumer and Commercial Hardware.

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

The mix of our business conducted by direct sales or channel sales differs substantially by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing and distribution efforts accordingly. We are focused on driving the depth and breadth of our coverage, in addition to identifying efficiencies and productivity gains, in both our direct and indirect businesses. While each of our key business segments manages the execution of its own go-to-market and distribution strategy, our business segments also collaborate to accomplish strategic and process alignment where appropriate. For example, we typically assign an account manager to manage relationships across our business with large enterprise customers. The account manager is supported by a team of specialists with product and services expertise. For other customers and for consumers, we typically manage direct online sales as well as channel relationships with retailers, while our business segments collaborate to manage relationships with commercial resellers targeting SMBs where appropriate.
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
We purchase materials, supplies and product subassemblies from a substantial number of vendors. For most of our products, we have existing alternate sources of supply or alternate sources of supply are readily available. However, we have relied on sole sources for laser printer engines, LaserJet supplies, certain customized parts and parts for products with short life cycles (although some of these sources have operations in multiple locations, mitigating the effect of a disruption). For instance, we source majority of our A4 and a portion of A3 portfolio laser printer engines and laser toner cartridges from Canon. Any decision by either party not to renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement.
We are dependent upon Intel and AMD as suppliers of x86 processors and Microsoft for various software products. We believe that disruptions with these suppliers would have industry-wide ramifications, and therefore would not disproportionately disadvantage us relative to our competitors. See “Risk Factors—We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers effectively,” in Item 1A, which is incorporated herein by reference.
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
Sustainability also plays an important role in the manufacturing and sourcing of materials and components for our products. We strive to make our products in an ethical and sustainable manner. We have committed to building an efficient, resilient and sustainable supplier network, and we collaborate with our suppliers to improve their labor practices and working conditions, and to reduce the environmental impact of their operations. These actions, together with our broader sustainability program, help us in our effort to meet customer sustainability requirements and comply with regulations, for example, regarding supplier labor practices and conflict minerals disclosures. For more information on our sustainability goals, programs, and performance, we refer you to our annual sustainability report, available on our website (which is not incorporated by reference herein).
International
Our products and services are available worldwide. We believe this geographic diversity allows us to meet both consumer and enterprise customers’ demand on a worldwide basis and draws on business and technical expertise from a worldwide workforce. This provides stability to our operations, provides revenue streams that may offset geographic economic trends and offers us an opportunity to access new markets for maturing products. In addition, we believe that future growth is dependent in part on our ability to develop products and sales models that target developing countries. In this regard, we believe that our broad geographic presence as well as our focus in diversity and inclusion, gives us a solid base on which to build future growth.

A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 2, “Segment Information” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Approximately 63% of our overall net revenue in fiscal year 2017 came from outside the United States.
For a discussion of risks attendant to HP’s international operations, see “Risk Factors—Due to the international nature of our business, political or economic changes or other factors could harm our business and financial performance,” in Item 1A, “Quantitative and Qualitative Disclosure about Market Risk,” in Item 7A and Note 11, “Borrowings” to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.
Research and Development
Innovation across products, services, business models and processes is a key element of our culture. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers’ changing needs and desires, and emerging technological trends. Our efforts also are focused on identifying the areas where we believe we can make a unique contribution and the areas where partnering with other leading technology companies will leverage our cost structure and maximize our customers’ experiences.
HP Labs, together with the various research and development groups within our business segments, is responsible for our research and development efforts. HP Labs is part of our Corporate Investments segment.
Expenditures for research and development were $1.2 billion in each of fiscal years 2017, 2016 and 2015. We anticipate that we will continue to have significant research and development expenditures in the future to support the design and development of innovative, high-quality products and services to maintain and enhance our competitive position.
For a discussion of risks attendant to our research and development activities, see “Risk Factors—If we cannot successfully execute our go-to-market strategy and continue to develop, manufacture and market innovative products and services, our business and financial performance may suffer,” in Item 1A, which is incorporated herein by reference.
Patents
Our general policy has been to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. At October 31, 2017, our worldwide patent portfolio included over 18,000 patents.
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
Backlog
We believe that backlog is not a meaningful indicator of future business prospects due to our diverse products and services portfolio, including the large volume of products delivered from finished goods or channel partner inventories and the shortening of some product life cycles. Therefore, we believe that backlog information is not material to an understanding of our overall business.
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
The competitive environment in which each key segment operates is described below:
Personal Systems. The markets in which Personal Systems operates are highly competitive and are characterized by price competition. The PC market unit decline has moderated while market revenue has improved due to higher average selling prices. Our primary competitors are Lenovo Group Limited, Dell Inc., Acer Inc., ASUSTeK Computer Inc., Apple Inc., Toshiba Corporation and Samsung Electronics Co., Ltd. In particular regions, we also experience competition from local companies and from generically-branded or “white box” manufacturers. Our competitive advantages include our broad product portfolio, our innovation and research and development capabilities including security features, our design, our brand and procurement leverage, our ability to cross-sell our portfolio of offerings, our extensive service and support offerings and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.

Printing. The markets for printer hardware and associated supplies are highly competitive. Printing’s key customer segments each face competitive market pressures in pricing and the introduction of new products. Our primary competitors include Canon Inc., Lexmark International, Inc., Xerox Corporation Ltd., Seiko Epson Corporation, The Ricoh Company Ltd. and Brother Industries, Ltd. In addition, independent suppliers offer refill and remanufactured alternatives for HP original inkjet and toner supplies, which are often available for lower prices but generally offer lower print quality and reliability. Other competitors also have developed and marketed new compatible cartridges for HP’s laser and inkjet products, particularly outside of the United States where IP protection is inadequate or ineffective. Our competitive advantages include our comprehensive high quality solutions for the home, office and publishing environments, our innovation and research and development capabilities including security features, our brand, and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.

For a discussion of risks attendant to these competitive factors, see “Risk Factors—We operate in an intensely competitive industry and competitive pressures could harm our business and financial performance,” in Item 1A, which is incorporated herein by reference

Sustainability
Our approach to sustainability covers a broad range of sustainability issues across three pillars: environment, society and integrity. We prioritize issues to address based on their relative importance to our culture, business success and sustainable development.
Environment. We are focused on reinventing the way that products are designed, manufactured, used and recovered as we shift our business model and operations toward a low carbon and circular economy that promotes greater energy efficiency, resource productivity and waste reduction. Working with our supply chain partners, we strive to reduce the environmental impact of our products at every stage of the value chain.
Society. We are using our technology, innovation and scale to promote a more just and inclusive society. We strive to empower workers and provide protections for the people who make our products. Our agreements with our suppliers require that workers receive fair treatment, safe working conditions and freely chosen employment.  We work to enforce these requirements with suppliers through proactive engagement and training, and corrective action plans when needed. Working with business and nonprofit partners, we deploy our technology, capital and resources to advance quality learning outcomes and digital inclusion.

Integrity. We are committed to acting with integrity, fairness and accountability, which we believe are fundamental to an inclusive society and a thriving business. We also expect ethical behavior by our employees, partners and suppliers, and we have structures, programs, and processes in place to safeguard human rights across our value chain.
Goals. Our current long-term sustainability goals are:
Climate change

•	Use 100% renewable electricity in our global operations, with an interim goal of 40% by 2020;

•	Consistent with a science-based reduction target, reduce Scope 1 and Scope 2 greenhouse gas (“GHG”) emissions in our global operations by 25% by 2025, compared to 2015;

•
Reduce first-tier production supplier and product transport-related GHG emissions intensity (which refers to the portion of first-tier production and product transportation suppliers’ reported GHG emissions attributable to HP divided by HP’s annual net revenue) by 10% by 2025, compared to 2015;

•
Reduce the GHG intensity of HP’s product portfolio (which refers to tonnes CO2e/net revenue arising from the use of more than 95% of HP product units shipped each year) by 25% by 2020, compared to 2010.

Natural Resources

•	Achieve zero deforestation associated with HP brand paper and paper-based product packaging (which includes the box that comes with the product and all paper inside the box) by 2020;

•	Recycle 1.2 million tonnes of hardware and supplies by 2025, since the beginning of 2016; and

•	Reduce potable water consumption in global operations by 15% by 2025, compared to 2015;
Society

•	Develop skills and improve well-being of 500,000 factory workers by 2025, since the beginning of 2015;

•	Double factory participation in our supply chain sustainability programs by 2025, compared to 2015;and

•	Enable better learning outcomes for 100 million people by 2025, since the beginning of 2015.
Integrity

•	Maintain greater than 99% completion rate of Standards of Business Conduct training among active HP employees and the Board of Directors.
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
We proactively evaluate and at times replace materials in our products and supply chain, taking into account, among other things, published lists of substances of concern, new and upcoming legal requirements, customer preferences and scientific analysis that indicates a potential impact to human health or the environment.
We are also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as “product take-back legislation”). We intend for our products to be easily reused and recycled, and we provide many of our customers with reuse and recycling programs.
In the event our products become non-compliant with these laws, our products could be restricted from entering certain jurisdictions and we could face other sanctions, including fines.

Our operations, and ultimately our products, are expected to become increasingly subject to federal, state, local and foreign laws, regulations and international treaties relating to climate change. We strive to continually improve the energy and carbon efficiency of our operations and product portfolio and deliver more cost-effective and less greenhouse gas-intensive technology solutions to our customers. As these and other new laws, regulations, treaties and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines. We believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that HP technology can be used to address climate change and to facilitate compliance with related laws, regulations and treaties.
We are committed to complying with all environmental laws applicable to our operations, products and services and to reducing our environmental impact across all aspects of our business. We meet this commitment with our sustainability policy, our comprehensive environmental, health and safety policy, strict environmental management of our operations and worldwide environmental programs and services.
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
For a discussion of risks attendant to these environmental factors, see “Risk Factors—Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations,” in Item 1A, which is incorporated herein by reference. In addition, for a discussion of our environmental contingencies see Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, which is also incorporated herein by reference.
Executive Officers
The following are our current executive officers:
Ron Coughlin; age 51; President, Personal Systems
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
Jon Flaxman; age 60; Chief Operating Officer
Mr. Flaxman has served as Chief Operating Officer since November 2015. Previously, Mr. Flaxman served as Senior Vice President and Chief Financial Officer for Hewlett-Packard Company’s Printing and Personal Systems Group. Prior to that role, he was Senior Vice President of Finance for Hewlett-Packard Company’s Imaging and Printing Group for four years. From March 2007 to November 2008, Mr. Flaxman was Chief Administrative Officer and Executive Vice President of Hewlett-Packard Company. Mr. Flaxman joined Hewlett-Packard Company in 1981.
Tracy S. Keogh; age 56; Chief Human Resources Officer
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
Catherine A. Lesjak; age 58; Chief Financial Officer
Ms. Lesjak has served as Chief Financial Officer since November 2015. Previously, Ms. Lesjak served as Executive Vice President and Chief Financial Officer of Hewlett-Packard Company from 2007 to November 2015. Ms. Lesjak also served as Hewlett-Packard Company’s interim Chief Executive Officer from August 2010 until November 2010. She also serves as a director of SunPower Corporation.
Enrique Lores; age 52; President, Printing, Solutions and Services
Mr. Lores has served as President, Printing, Solutions and Services since November 2015. Throughout his 26-year tenure with Hewlett-Packard Company, Mr. Lores held leadership positions across the organization, most recently leading the

Separation Management Office for HP Inc. Previously, Mr. Lores was the Senior Vice President and General Manager for Business Personal Systems. Before his Business Personal Systems role, Mr. Lores was Senior Vice President of Customer Support and Services.
Marie Myers; age 49; Global Controller and Head of Finance Services
Ms. Myers has served as Global Controller and Head of Finance Services since November 2015. Prior to that from October 2014 to October 2015, Ms. Myers was in the Separation Management Office at Hewlett-Packard Company and held other key leadership roles at Hewlett-Packard Company, including Vice President for Printing and Personal Systems, HQ and Finance from May 2012 to October 2015 and Vice President of Finance for Personal Systems Group, Americas from March 2010 to May 2012.
Kim Rivera; age 49; Chief Legal Officer and General Counsel
Ms. Rivera has served as Chief Legal Officer, General Counsel and Corporate Secretary since November 2015. Prior to joining us, she served as the Chief Legal Officer and Corporate Secretary at DaVita Health Care Partners where she was employed from 2010 to 2015. From 2006 to 2009, she served as Vice President and Associate General Counsel at The Clorox Company. Prior to that, Ms. Rivera served as Vice President Law and Chief Litigation Counsel to Rockwell Automation as well as General Counsel for its Automation Controls and Information Group.
Dion J. Weisler; age 50; President and Chief Executive Officer
Mr. Weisler has served as President and Chief Executive Officer since November 2015. Previously, he served as Executive Vice President of the Printing and Personal Systems Group of Hewlett-Packard Company from June 2013 to November 2015 and as Senior Vice President and Managing Director, Printing and Personal Systems, Asia Pacific and Japan from January 2012 to June 2013. Prior to joining Hewlett-Packard Company, he was Vice President and Chief Operating Officer of the Product and Mobile Internet Digital Home Groups at Lenovo Group Ltd., a technology company, from January 2008 to December 2011.
Employees
We had approximately 49,000 employees worldwide as of October 31, 2017.
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
Our business faces many challenges we must address. One set of challenges relates to dynamic and accelerating market trends, which may include declines in the markets in which we operate. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets; our emerging competitors are introducing new technologies and business models; and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution. For example, we may fail to develop innovative products and services, maintain the manufacturing quality of our products, manage our distribution network or successfully market new products and services, any of which could adversely affect our business and financial condition.
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
The process of developing new high-technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share, results of operations and financial condition. For example, to offset industry declines in some of our businesses, we must successfully grow in adjacencies such as copier printers, maintain our strong position in graphics, develop and introduce 3D printers and execute on our strategy to grow commercial mobility by providing specialized products and services to address the needs of our customers. We must make long-term investments, develop or acquire and appropriately protect intellectual property, and commit significant research and development and other resources before knowing whether our predictions will accurately reflect customer demand for our products and services. Any failure to accurately predict technological and business trends, control research and development costs or execute our innovation strategy could harm our business and financial performance. Our research and development initiatives may not be successful in whole or in part, including research and development projects which we have prioritized with respect to funding and/or personnel.
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
From time to time, we may use forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. The effectiveness of our hedges depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. We may incur significant losses from our hedging activities due to factors such as demand volatility. In addition, certain or all of our hedging activities may be ineffective or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. Losses associated with hedging activities also may impact our revenue, financial condition and, to a lesser extent, our cost of sales.
Recent global, regional and local economic weakness and uncertainty could adversely affect our business and financial performance.
Our business and financial performance depend significantly on worldwide economic conditions and the demand for technology products and services in the markets in which we compete. Recent economic weakness and uncertainty in various markets throughout the world have resulted, and may result in the future, in decreased net revenue, gross margin, earnings or growth rates and in increased expenses and difficulty in managing inventory levels. For example, until recently we experienced the impacts of macroeconomic weakness across many geographic regions, particularly in the Europe, the Middle East and Africa region, China and certain other high-growth markets, and we may experience similar impacts in these or other regions in the future. Ongoing U.S. federal government spending limits may continue to reduce demand for our products and services from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services. The continuing uncertainty surrounding the United Kingdom’s exit from the European Union may negatively impact markets and cause weaker macroeconomic conditions.
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
Our operations depend on our ability to anticipate our needs for components, products and services, as well as our suppliers’ ability to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are located around the world, and the long lead times required to manufacture, assemble and deliver certain components and products, problems could arise in production, planning and inventory management that could seriously harm our business. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Furthermore, certain of our suppliers may decide to discontinue conducting business with us.

Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers, risks related to supply chain working conditions and materials sourcing and risks related to our relationships with single-source suppliers, each of which is described below.

•
Component shortages.  We may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, the inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also our customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. For example, our PC business relies heavily upon OMs to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. We represent a substantial portion of the business of some of these OMs, and any changes to the nature or volume of our business transactions with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of certain components may increase, we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, our business and financial performance could suffer if we lose time-sensitive sales, incur additional freight costs or are unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to re-engineer some product or service offerings, which could result in further costs and delays.

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

•
Working conditions and materials sourcing. We work with our suppliers to improve their labor practices and working conditions, such as by including requirements in our agreements with our suppliers that working conditions in our supply chain must be safe, that workers receive fair treatment, safe working conditions and freely chosen employment, that materials are responsibly sourced and that business operations are conducted in an environmentally responsible and ethical way. Brand perception and customer loyalty could be adversely impacted by a supplier’s improper practices or failure to comply with the above-mentioned requirements or those included in our Supplier Code of Conduct, General Specification for the Environment and other related provisions and requirements of our procurement contracts, including supplier audits, reporting of smelters, wood fiber certification (for HP brand paper and product packaging) and GHG emissions, water and waste data.

•
Single-source suppliers.  We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. For example, we rely on Canon for certain laser printer engines and laser toner cartridges. We also rely on Intel to provide us with a sufficient supply of processors for many of our PCs and workstations, and we rely on AMD to provide us with a sufficient supply of processors for other products. Some of those processors are customized for our products. New products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. Replacing a single-source supplier could delay production of some products as replacement suppliers may be subject to capacity constraints or other output limitations. For some components, such as customized components and some of the processors that we obtain from Intel, or the laser printer engines and toner cartridges that we obtain from Canon, alternative sources either may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single-source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single-source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of our components. The loss of a single-source supplier, the deterioration of our relationship with a single-source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single-source supplier could adversely affect our business and financial performance.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics or pandemics and other natural or manmade disasters or catastrophic events, for which we are predominantly self-insured. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters and a portion of our research and development activities are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products, and primarily in the southwestern United States to import products into the Americas region. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, such as those listed above or other economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near locations more vulnerable to the occurrence of the aforementioned business disruptions, such as near major earthquake faults, and being consolidated in certain geographical areas is unknown and remains uncertain.
Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable.
Our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter’s total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting net revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be canceled. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages or global logistics disruptions could adversely impact our inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.
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

Due to the international nature of our business, political or economic changes, uncertainty or other factors could harm our business and financial performance.
Approximately 63% of our net revenue for fiscal year 2017 came from outside the United States. In addition, a portion of our business activity is being conducted in emerging markets. Our future business and financial performance could suffer due to a variety of international factors, including:

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
In order to pursue our strategy successfully, we must identify candidates for and successfully complete business combination and investment transactions, some of which (such as our acquisition of Samsung’s printer business) may be large or complex, and manage post-closing issues such as the integration of acquired businesses, products, services or employees. Integration issues are often time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business and the acquired business. The challenges involved in integration include:

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
We announced a restructuring plan in October 2016 to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies that we expect to reduce costs. Implementation of the restructuring plan may be costly and disruptive to our business, and we may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our October 2016 restructuring plan, see Note 3 to our Consolidated Financial Statements in Item 8.
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
Our business and financial performance could suffer if we do not manage the risks associated with our services businesses properly.
The risks that accompany our services businesses differ from those of our other businesses. For example, the success of our services business depends to a significant degree on attracting clients to our services, retaining these clients and maintaining or increasing the level of revenues from these clients. Our standard services agreements are generally renewable at a customer’s option and/or subject to cancellation rights, with penalties for early termination. We may not be able to retain or renew services contracts with our clients, or our clients may reduce the scope of the services they contract for. Factors that may influence contract termination, non-renewal or reduction include business downturns, dissatisfaction with our services or products attached to services we provide, our retirement or lack of support for our services, our clients selecting alternative technologies to replace us, the cost of our services as compared to the cost of services offered by our competitors, general market conditions or other reasons. We may not be able to replace the revenue and earnings from lost clients or reductions in services. While our services agreements typically include penalties for early termination, these penalties may not fully cover our investments in these businesses in the event a client terminates a services agreement early or reduces the scope of the agreement. Our clients could also delay or terminate implementations or use of our services, or choose not to invest in additional services from us in the future. In addition, the pricing and other terms of some of our services agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these agreements less profitable or unprofitable, which could have an adverse effect on the product margin of our services business. As a result, we may not generate the revenues we may have anticipated from our services businesses within the timelines anticipated, if at all.
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
Our credit risk is evaluated by the major independent rating agencies. Prior to the Separation, Fitch Ratings, Moody’s Investor Service and Standard & Poor’s Rating Services had downgraded Hewlett-Packard Company’s ratings. Past downgrades have increased the cost of borrowing under our credit facilities, have reduced market capacity for our commercial paper, and may require the posting of additional collateral under some of our derivative contracts. We cannot be assured that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may further impact us in a similar manner and may have a negative impact on our liquidity, capital position and access to capital markets.
We make estimates and assumptions in connection with the preparation of our Consolidated Financial Statements, and any changes to those estimates and assumptions could adversely affect our results of operations.
In connection with the preparation of our Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. In addition, as discussed in Note 14 to the Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.
Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.
We are subject to income and other taxes in the United States and various foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with these intercompany transactions or other matters, and may assess additional taxes or adjust taxable income on our tax returns as a result. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we cannot assure you that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws. In particular, if circumstances change such that we are unable to indefinitely reinvest our foreign earnings outside the United States, future income tax expense may differ significantly from historical amounts and could materially adversely affect our results. In addition, various tax legislation has been introduced or is being considered, including potential tax reform within the United States, that could significantly impact our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. For example, the Organization for Economic Cooperation and Development (the “OECD”) has recently recommended changes to numerous long-standing international tax principles. If countries amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact our tax liabilities. Any of these changes could affect our financial performance.
In order to be successful, we must attract, retain, train, motivate, develop and transition key employees, and failure to do so could seriously harm us.
In order to be successful, we must attract, be able to hire, retain, train, motivate, develop and transition qualified executives and other key employees, including those in managerial, technical, development, sales, marketing and IT support positions. Identifying, developing internally or hiring externally, training and retaining qualified executives, engineers and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. Our equity-based incentive awards may contain conditions relating to our stock price performance and our long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the stockholder approval needed to continue granting equity-based incentive awards in the amounts we believe are necessary, our ability to attract, retain and motivate executives and key employees could be weakened. Our failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.

System security risks, data protection breaches, cyberattacks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our revenue, increase our expenses, damage our reputation and adversely affect our stock price.
Experienced computer programmers and hackers, including state-sponsored organizations or nation-states, may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers, or others to disclose passwords or other sensitive information or unwittingly provide access to our systems or data. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, including bugs, viruses, worms, malicious software programs and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. Media or other reports of perceived security vulnerabilities in our network security, even if nothing has actually been attempted or occurred, could also adversely impact our brand and reputation and materially affect our business. While we have developed and implemented security measures and internal controls designed to protect against cyber and other security problems, such measures cannot provide absolute security and may not be successful in preventing future security breaches. In the past, we have experienced data security incidents resulting from unauthorized use of our systems, which to date have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future.
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
In connection with the Separation, we and Hewlett Packard Enterprise entered into several agreements, including among others a separation and distribution agreement, a tax matters agreement, an employee matters agreement, a real estate matters agreement and a commercial agreement. The separation and distribution agreement, tax matters agreement, employee matters agreement and real estate matters agreement determine the allocation of assets and liabilities between the companies following the Separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. Hewlett Packard Enterprise has spun off or separated certain of its businesses since the Separation, and some of its obligations under these and other agreements have transferred to the successor entities. We will rely on Hewlett Packard Enterprise or its successor entities to satisfy their performance and payment obligations under these agreements. If Hewlett Packard Enterprise or its successor entities has separated are unable to satisfy their obligations under these agreements, we could incur operational difficulties or losses that could have a material and adverse effect on our business, financial condition and results of operations.
ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2. Properties.
As of October 31, 2017, we owned or leased approximately 20.3 million square feet of space worldwide, a summary of which is provided below.

	Fiscal year ended October 31, 2017
	Owned	Leased	Total
	(square feet in millions)
Administration and support	3.6	5.2	8.8
(Percentage)	40%	60%	100%
Core data centers, manufacturing plants, research and development facilities and warehouse operations	2.0	6.0	8.0
(Percentage)	25%	75%	100%
Total(1)	5.6	11.2	16.8
(Percentage)	33%	67%	100%

(1)	Excludes 3.5 million square feet of vacated space, of which 1.9 million square feet is leased to third parties.
We believe that our existing properties are in good condition and are suitable for the conduct of our business. Each of our segments Personal Systems, Printing and Corporate Investments, uses each of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.
Principal Executive Offices

Our principal executive offices, including our global headquarters, are located at 1501 Page Mill Road, Palo Alto, California, United States.
Headquarters of Geographic Operations
The locations of our geographic headquarters are as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Palo Alto, United States	Geneva, Switzerland	Singapore
Product Development and Manufacturing
The locations of our major product development, manufacturing, data centers and HP Labs facilities are as follows:

Americas United States—Corvallis, San Diego, Boise, Vancouver	Europe, Middle East, Africa Israel—Kiryat-Gat, Rehovot, Netanya Spain—Barcelona
Asia Pacific China—Shanghai Malaysia—Penang Singapore—Singapore	Technology office (HP Labs) United Kingdom—Bristol United States—Palo Alto
ITEM 3. Legal Proceedings.
Information with respect to this item may be found in Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Information regarding the market prices of HP common stock and the markets for that stock may be found in the “Quarterly Summary” in Item 8 and on the cover page of this Annual Report on Form 10-K, respectively, which are incorporated herein by reference. We have declared and paid cash dividends each fiscal year since 1965. Dividends declared and paid per share by fiscal quarter in 2017 and 2016 were as follows:

	2017				2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Dividends declared	—	$0.26	—	$0.27	—	$0.25	—	$0.25
Dividends paid	$0.13	$0.13	$0.14	$0.13	$0.12	$0.12	$0.12	$0.12
Additional information concerning dividends may be found in “Selected Financial Data” in Item 6 and Note 12, “Stockholders’ Deficit” to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.
As of November 30, 2017, there were approximately 63,697 stockholders of record.

Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities in fiscal year 2017.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Period
August 2017	2,443	$19.10	2,443	$2,914,759
September 2017	5,871	$19.50	5,871	$2,800,269
October 2017	16,110	$21.09	16,110	$2,460,466
Total	24,424		24,424
On October 10, 2016, the Board authorized $3.0 billion for future repurchases of HP’s outstanding shares of common stock. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. HP intends to use repurchases from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. All share repurchases settled in the fourth quarter of fiscal year 2017 were open market transactions. As of October 31, 2017, HP had approximately $2.5 billion remaining under repurchase authorization.

Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return assuming the investment of $100 at the market close on October 31, 2012 (and the reinvestment of dividends thereafter) in each of HP common stock, the S&P 500 Index, and the S&P Information Technology Index. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	10/12	10/13	10/14	10/15	10/16	10/17
HP Inc.(1)	$100.00	$180.94	$271.55	$208.35	$256.47	$393.13
S&P 500 Index	$100.00	$127.17	$149.11	$156.86	$163.91	$202.64
S&P Information Technology Index	$100.00	$119.90	$150.71	$167.58	$185.72	$258.08
(1) Historical stock prices of HP Inc. prior to the Separation, which occurred on November 1, 2015, have been adjusted to reflect the impact of the Separation. The adjustment was established using the conversion ratio based on the market value of stock on the Separation close at October 31, 2015.

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

HP INC. AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31
	2017	2016	2015	2014	2013
	In millions, except per share amounts
Net revenue	$52,056	$48,238	$51,463	$56,651	$55,273
Earnings from continuing operations(1)	$3,519	$3,549	$3,920	$4,256	$3,516
Net (loss) earnings from discontinued operations net of taxes	$—	$(170)	$836	$2,089	$2,653
Net earnings(1)	$2,526	$2,496	$4,554	$5,013	$5,113
Net earnings per share:
Basic
Continuing operations	$1.50	$1.54	$2.05	$1.55	$1.27
Discontinued operations	—	(0.10)	0.46	1.11	1.37
Total basic net earnings per share	$1.50	$1.44	$2.51	$2.66	$2.64
Diluted
Continuing operations	$1.48	$1.53	$2.02	$1.53	$1.26
Discontinued operations	—	(0.10)	0.46	1.09	1.36
Total diluted net earnings per share	$1.48	$1.43	$2.48	$2.62	$2.62

Cash dividends declared per share	$0.53	$0.50	$0.67	$0.61	$0.55
At year-end:
Total assets(2)(4)	$32,913	$28,987	$106,853	$103,158	$105,629
Long-term debt(3)(4)	$6,747	$6,735	$6,648	$15,515	$15,949
Total debt(3)(4)	$7,819	$6,813	$8,842	$18,109	$20,884

(1)	Earnings from continuing operations and net earnings include the following items:

	2017	2016	2015	2014	2013
	In millions
Restructuring and other charges	$362	$205	$63	$176	$168
Acquisition-related charges	125	7	1	—	—
Amortization of intangible assets	1	16	102	129	198
Defined benefit plan settlement charges (credits)	5	179	(57)	—	—
Total charges before taxes	$493	$407	$109	$305	$366
Total charges, net of taxes	$367	$293	$113	$238	$260

(2)
Total assets, for all periods prior to fiscal year 2016, include the total assets of Hewlett Packard Enterprise. For further information on discontinued operations, see Note 17, “Discontinued Operations” in the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(3)
The decrease in Long-term debt and Total debt in fiscal year 2015 was due to the early extinguishment of debt as a result of the Separation of Hewlett Packard Enterprise. For further information on HP Inc. separation transaction, see “HP Inc. Separation Transaction” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

(4)
Effective November 1, 2016, HP adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which amended the presentation of debt issuance costs as a direct deduction from the carrying amount of debt liability re-classed from other non-current assets. The change has been adopted including the prior periods for consistency with the current period. For further information, see Note 11, “Borrowings” in the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

•
Results of Operations. An analysis of our continuing financial results comparing fiscal year 2017 to fiscal year 2016 and fiscal year 2016 to fiscal year 2015. A discussion of the results of continuing operations is followed by a more detailed discussion of the results of operations by segment.

•	Liquidity and Capital Resources. An analysis of changes in our cash flows and a discussion of our liquidity and continuing financial condition.

•
Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan contributions, cost-saving plans, uncertain tax positions and off-balance sheet arrangements of our continuing operations.

The discussion of financial condition and results of our continuing operations that follows provides information that will assist the reader in understanding our Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Financial Statements. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes that appear elsewhere in this document.

HP Inc. Separation Transaction

On November 1, 2015, we completed the separation of Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses (the “Separation”). In connection with the Separation, Hewlett-Packard Company changed its name to HP Inc. (“HP”).

In connection with the Separation, we and Hewlett Packard Enterprise have entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between HP and Hewlett Packard Enterprise going forward, including among others a tax matters agreement, an employee matters agreement, a real estate matters agreement and a master commercial agreement.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

OVERVIEW
 We are a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions, and services. We sell to individual consumers, small- and medium-sized businesses (“SMBs”) and large enterprises, including customers in the government, health, and education sectors. We have three segments for financial reporting purposes: Personal Systems, Printing and Corporate Investments. The Personal Systems segment offers Commercial and Consumer personal computers (“PCs”), Workstations, thin clients, Commercial tablets and mobility devices, retail point-of-sale systems, displays and other related accessories, software, support and services for the commercial and consumer markets. The Printing segment provides Consumer and Commercial printer hardware, Supplies, solutions and services, as well as scanning devices. Corporate Investments include HP Labs and certain business incubation projects.

•
In Personal Systems, our strategic focus is on profitable growth through hyper market segmentation with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, we are investing in premium and mobility form factors such as convertible notebooks, detachable notebooks and mobility devices in order to meet customer preference for mobile, thinner and lighter devices. The beginning of a market shift to contractual solutions includes an increased focus on Device as a Service. We believe that we are well positioned due to our competitive product lineup.

•
In Printing, our strategic focus is on business printing, a shift to contractual solutions and Graphics, as well as expanding our footprint in the 3D printing marketplace. Business printing includes delivering solutions to SMBs and enterprise customers, such as multi-function and PageWide printers, including our JetIntelligence lineup of LaserJet printers. The shift to contractual solutions includes an increased focus on Managed Print Services and Instant Ink, which presents strong after-market supplies opportunities. In the Graphics space, we are focused on innovations such as our Indigo and Latex product offerings. We plan to continue to focus on shifting the mix in the installed base to higher value units and expanding our innovative Ink, Laser, Graphics and 3D printing programs. We continue to execute on our key initiatives of focusing on high-value products targeted at high usage categories and introducing new revenue delivery models. Our focus is on placing higher value printer units which offer strong annuity of toner and ink, the design and deployment of A3 products and solutions, accelerating growth in Graphic solutions and 3D printing.

We continue to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. One set of challenges relates to dynamic market trends, such as flat PC device and home printing markets. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution.

•
In Personal Systems, we face challenges with continued increases in commodity costs, especially in memory, and the uncertainty of the PC market’s ability to absorb price increases driven by higher commodity costs.

•
In Printing, we are seeing signs of stabilization of demand in consumer and commercial markets, but are still experiencing an overall competitive pricing environment. We obtained a number of components from single sources due to technology, availability, price, quality or other considerations. For instance, we source majority of our A4 and a portion of A3 portfolio of laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement.

Our business and financial performance also depend significantly on worldwide economic conditions. Accordingly, we face global macroeconomic challenges such as the June 23, 2016 referendum by British voters to exit the European Union (commonly known as “Brexit”), uncertainty in the markets and weaker macroeconomic conditions. The impact of these and other global macroeconomic challenges on our business cannot be known at this time.
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

Warranty

We accrue the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of our baseline experience. Warranty terms generally range from 90 days to three years for parts, labor and onsite services, depending upon the product. Over the last three fiscal years, the annual warranty expense and actual warranty costs have averaged approximately 2.0% and 2.3% of annual net revenue, respectively.

Restructuring and Other Charges

We have engaged in restructuring actions which require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction and enhanced early retirement programs, fair value of assets made redundant or obsolete, and the fair value of lease cancellation and other exit costs. We accrue for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. Other charges include non-recurring costs that are distinct from ongoing operational costs such as information technology costs incurred in connection with the Separation. For a full description of our restructuring actions, refer to our discussions of restructuring in “Results of Operations” below and in Note 3, “Restructuring and Other Charges” to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Retirement and Post-Retirement Benefits

Our pension and other post-retirement benefit costs and obligations depend on various assumptions. Our major assumptions relate primarily to discount rates, mortality rates, expected increases in compensation levels and the expected long-term return on plan assets. The discount rate assumption is based on current investment yields of high-quality fixed-income securities with maturities similar to the expected benefits payment period. Mortality rates help predict the expected life of plan participants and are based on a historical demographic study of the plan. The expected increase in the compensation levels assumption reflects our long-term actual experience and future expectations. The expected long-term return on plan assets is

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

determined based on asset allocations, historical portfolio results, historical asset correlations and management’s expected returns for each asset class. We evaluate our expected return assumptions annually including reviewing current capital market assumptions to assess the reasonableness of the expected long-term return on plan assets. We update the expected long-term return on assets when we observe a sufficient level of evidence that would suggest the long-term expected return has changed. In any fiscal year, significant differences may arise between the actual return and the expected long-term return on plan assets. Historically, differences between the actual return and expected long-term return on plan assets have resulted from changes in target or actual asset allocation, short-term performance relative to expected long-term performance, and to a lesser extent, differences between target and actual investment allocations, the timing of benefit payments compared to expectations, and the use of derivatives intended to effect asset allocation changes or hedge certain investment or liability exposures. For the recognition of net periodic benefit cost, the calculation of the expected long-term return on plan assets uses the fair value of plan assets as of the beginning of the fiscal year unless updated as a result of interim re-measurement.

Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 4, “Retirement and Post-Retirement Benefit Plans” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The following table provides the impact a change of 25 basis points in each of the weighted-average assumptions of the discount rate, expected increase in compensation levels and expected long-term return on plan assets would have had on our net periodic benefit cost for fiscal year 2017:

Change in Net Periodic Benefit Cost in millions
Assumptions:
Discount rate	$7
Expected increase in compensation levels	$2
Expected long-term return on plan assets	$28

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
Our effective tax rate includes the impact of certain undistributed foreign earnings for which we have not provided United States federal taxes because we plan to reinvest such earnings indefinitely outside the United States. We plan distributions of foreign earnings based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we expect to indefinitely invest outside the United States and the amounts we expect to distribute to the United States and provide the United States federal taxes due on amounts expected to be distributed to the United States. Further, as a result of certain employment actions and capital investments we have undertaken, income from manufacturing activities in certain jurisdictions is subject to reduced tax rates and, in some cases, is wholly exempt from taxes for fiscal years through 2027. Material changes in our

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact how future earnings are repatriated to the United States, and our related future effective tax rate.

We are subject to income taxes in the United States and approximately 58 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision, net income and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions and related interest. For a further discussion on taxes on earnings, refer to Note 6, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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

Goodwill

We review goodwill for impairment annually during our fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or perform a quantitative impairment test. Based on a qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the quantitative impairment test will be performed.
In the quantitative impairment test, we compare the fair value of each reporting unit to its carrying amount with the fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. We base cash flow projections on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. We base the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. We weight the fair value derived from the market approach depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, we estimate the fair value of a reporting unit using only the income approach.
If the fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired. If the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss.
Our annual goodwill impairment analysis, performed using the qualitative assessment option as of the first day of the fourth quarter of fiscal year 2017, resulted in a conclusion that it was more likely than not that the fair value of our reporting units exceeded their respective carrying values. As a result, we concluded that the first step of the goodwill impairment test was not necessary.
 Fair Value of Derivative Instruments
We use derivative instruments to manage a variety of risks, including risks related to foreign currency exchange rates and interest rates. We use forwards, swaps and at times, options to hedge certain foreign currency and interest rate exposures. We do not use derivative instruments for speculative purposes. As of October 31, 2017, the gross notional value of our derivative portfolio was $25 billion. Assets and liabilities related to derivative instruments are measured at fair value, and were $121 million and $372 million, respectively as of October 31, 2017.

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
For a further discussion on fair value measurements and derivative instruments, refer to Note 9, “Fair Value” and Note 10, “Financial Instruments”, respectively, to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.
Loss Contingencies
We are involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property (“IP”), commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events, pertaining to a particular case. Pursuant to the separation and distribution agreement, we share responsibility with Hewlett Packard Enterprise for certain matters, as discussed in Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, and Hewlett Packard Enterprise has agreed to indemnify us in whole or in part with respect to certain matters. Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingencies matters further discussed in Note 14, “Litigation and Contingencies”, are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2017, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in our financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 1, “Overview and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

RESULTS OF OPERATIONS
Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our net revenue growth has been impacted, and we expect it will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year percentage change in net revenue with the year-over-year percentage change in net revenue on a constant currency basis, which excludes the change of foreign currency exchange fluctuations and hedging activities from the prior-year period and does not adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This information is provided so that net revenue can be viewed with and without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our net revenue results and trends, as management does not believe that the excluded items are reflective of ongoing operating results. The constant currency measures are provided in addition to, and not as a substitute for, the year-over-year percentage change in net revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31
	2017		2016		2015
	Dollars in millions
Net revenue	$52,056	100.0%	$48,238	100.0%	$51,463	100.0%
Cost of revenue	42,478	81.6%	39,240	81.3%	41,524	80.7%
Gross profit	9,578	18.4%	8,998	18.7%	9,939	19.3%
Research and development	1,190	2.3%	1,209	2.5%	1,191	2.3%
Selling, general and administrative	4,376	8.4%	3,833	8.0%	4,719	9.2%
Restructuring and other charges	362	0.7%	205	0.4%	63	0.1%
Acquisition-related charges	125	0.2%	7	0.0%	1	0.0%
Amortization of intangible assets	1	0.0%	16	0.0%	102	0.2%
Defined benefit plan settlement charges (credits)	5	0.0%	179	0.4%	(57)	(0.1)%
Earnings from continuing operations	3,519	6.8%	3,549	7.4%	3,920	7.6%
Interest and other, net	(243)	(0.5)%	212	0.4%	(388)	(0.7)%
Earnings from continuing operations before taxes	3,276	6.3%	3,761	7.8%	3,532	6.9%
(Provision for) benefit from taxes	(750)	(1.4)%	(1,095)	(2.3)%	186	0.3%
Net earnings from continuing operations	2,526	4.9%	2,666	5.5%	3,718	7.2%
Net (loss) earnings from discontinued operations, net of taxes	—		(170)		836
Net earnings	$2,526		$2,496		$4,554

Net Revenue

In fiscal year 2017, total net revenue increased 7.9% (increased 8.7% on a constant currency basis) as compared with fiscal year 2016. Net revenue from the United States increased 7.1% to $19.3 billion and net revenue from outside of the United States increased 8.4% to $32.8 billion. The increase in net revenue was primarily driven by growth in Notebooks, Desktops and Supplies revenue, partially offset by unfavorable foreign currency impacts.

In fiscal year 2016, total net revenue decreased 6.3% (decreased 2.0% on a constant currency basis) as compared with fiscal year 2015. Net revenue from the United States increased 1.7% to $18.0 billion, while net revenue from outside of the United States decreased 10.4% to $30.2 billion. The primary factors contributing to the net revenue decline were unfavorable foreign currency impacts, weak market demand, competitive pricing pressures and the change in the Supplies sales model. The net revenue decline was driven by decline in supplies, commercial and consumer printers, commercial and consumer desktops and consumer notebooks, partially offset by growth in commercial notebooks.

A more detailed discussion of the factors contributing to the changes in segment net revenue is included under “Segment Information” below.

Gross Margin

 Our gross margin was 18.4% for fiscal year 2017 compared with 18.7% for fiscal year 2016. The primary factors impacting the gross margin decrease were lower Personal System gross margin driven by higher commodity costs, unfavorable foreign currency impacts and higher mix of Personal Systems revenue, partially offset by productivity improvements in Printing.

 Our gross margin was 18.7% for fiscal year 2016 compared with 19.3% for fiscal year 2015. The decline in gross margin performance was primarily due to unfavorable foreign currency impacts, partially offset by operational improvements.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

A more detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.

Operating Expenses

Research and Development (“R&D”)

R&D expense decreased 2% in fiscal year 2017 compared to fiscal year 2016, primarily due to lower spend as a result of the launch of A3 products in fiscal year 2016, partially offset by continuing investment in Printing.

R&D expense increased 2% in fiscal year 2016 as compared to fiscal year 2015 primarily due to incremental investments in A3 and 3D printing, partially offset by favorable foreign currency impacts.

Selling, General and Administrative (“SG&A”)

SG&A expense increased 14% in fiscal year 2017 as compared to fiscal year 2016, primarily due to a gain from the divestiture of marketing optimization assets in fiscal year 2016 and an increase in field selling costs.

SG&A expense decreased 19% in fiscal year 2016 as compared to fiscal year 2015 primarily due to gains from the divestiture of certain software assets to Open Text Corporation, lower corporate governance and other overhead costs related to the pre-Separation combined entity, our cost-saving initiatives and favorable foreign currency impacts. These effects were partially offset by the gain from the divestiture of Snapfish in the prior-year period.

Amortization of Intangible Assets

Amortization expense decreased by $15 million and $86 million in fiscal year 2017 and in fiscal year 2016 respectively, year-over-year, primarily due to assets from prior acquisitions reaching the end of their respective amortization periods.

Restructuring and other Charges

Restructuring and other charges increased by $157 million in fiscal year 2017 compared to the prior-year period, primarily due to the restructuring plan announced in October 2016 (the “Fiscal 2017 Plan”) and certain non-recurring costs, including those as a result of the Separation.

Restructuring and other charges increased by $142 million in fiscal year 2016 compared to the prior-year period, primarily due to severance pay and infrastructure related charges from our restructuring plan initially announced in September 2015 (the “Fiscal 2015 Plan”).

Interest and Other, Net

Interest and other, net expense increased by $455 million in fiscal year 2017 compared to the prior-year period. The increase was primarily due to lower tax indemnification income in fiscal year 2017 from Hewlett Packard Enterprise for certain tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the tax matters agreement.

Interest and other, net expense decreased by $600 million in fiscal year 2016 compared to the prior-year period. The decrease was primarily due to higher tax indemnification income in fiscal year 2016 from Hewlett Packard Enterprise under the tax matters agreement and lower foreign currency losses, partially offset by lower interest income.

Provision for Taxes

Our effective tax rates were 22.9%, 29.1% and (5.3)% in fiscal 2017, 2016 and 2015, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that had the most significant impact on our effective tax rate in the periods presented were Puerto Rico, Singapore, China, Malaysia and Ireland. We plan to reinvest certain earnings of these jurisdictions indefinitely outside the United States and therefore have not provided

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

U.S. taxes on those indefinitely reinvested earnings. In addition to the above factors, the overall tax rates in fiscal year 2017 were impacted by adjustments to valuation allowances and state income taxes, and the overall tax rates in fiscal year 2016 were impacted by adjustments to valuation allowances and uncertain tax positions.

For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 6, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

In fiscal year 2017, we recorded $72 million of net income tax benefit related to discrete items in the provision for taxes. These amounts primarily include tax benefits of $84 million related to restructuring and other charges, $12 million related to U.S. federal provision to return adjustments, $45 million related to Samsung acquisition-related charges, and $13 million of other net tax benefits. In addition, we recorded tax charges of $11 million related to changes in state valuation allowances, $22 million of state provision to return adjustments, and $49 million related to uncertain tax positions.

In fiscal year 2016, we recorded $301 million of net income tax charges related to discrete items in the provision for taxes for continuing operations. These amounts primarily include uncertain tax position charges of $525 million related to pre-separation tax matters. In addition, we recorded $62 million of net tax benefits on restructuring charges, $52 million of net tax benefits related to the release of foreign valuation allowances and $41 million of net tax benefits arising from the retroactive research and development credit provided by the Consolidated Appropriations Act of 2016 signed into law in December 2015 and $70 million of other tax benefit.

In fiscal year 2015, we recorded $1.2 billion of net income tax benefits related to discrete items in the provision for taxes for continuing operations. These amounts included $1.7 billion of tax benefits due to a release of valuation allowances pertaining to certain U.S. deferred tax assets, $449 million of tax charges related to uncertain tax positions on pension transfers, $70 million of tax benefits related to state tax impacts, and $6 million of income tax charges related to various other items. In addition, we recorded $33 million of income tax charges on restructuring and pension-related costs.

Segment Information

A description of the products and services for each segment can be found in Note 2, “Segment Information,” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

Personal Systems

	For the fiscal years ended October 31
	2017	2016	2015
	Dollars in millions
Net revenue	$33,374	$29,987	$31,520
Earnings from operations	$1,213	$1,150	$1,022
Earnings from operations as a % of net revenue	3.6%	3.8%	3.2%

The components of net revenue and the weighted net revenue change by business unit were as follows:

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	For the fiscal years ended October 31
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2017	2016
	Dollars in millions
Notebooks	$19,782	$16,982	9.4
Desktops	10,298	9,956	1.1
Workstations	2,042	1,870	0.6
Other	1,252	1,179	0.2
Total Personal Systems	$33,374	$29,987	11.3

	For the fiscal years ended October 31
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2016	2015
	Dollars in millions
Notebooks	$16,982	$17,271	(0.9)
Desktops	9,956	10,941	(3.1)
Workstations	1,870	2,018	(0.5)
Other	1,179	1,290	(0.4)
Total Personal Systems	$29,987	$31,520	(4.9)

Fiscal Year 2017 compared with Fiscal Year 2016

Personal Systems net revenue increased 11.3% (increased 12.3% on a constant currency basis) in fiscal year 2017. The net revenue increase was primarily due to growth in Notebooks, Desktops and Workstations partially offset by unfavorable foreign currency impacts. The net revenue increase was driven by a 6.7% increase in unit volume combined with a 4.3% increase in average selling prices (“ASPs”) as compared to fiscal year 2016. The increase in unit volume was primarily due to growth in Notebooks and Workstations. The increase in ASPs was primarily due to favorable pricing partially offset by unfavorable foreign currency impacts.
Consumer revenue increased 16% in fiscal year 2017, driven by growth in Notebooks and Desktops as a result of higher unit volume combined with higher ASPs. Commercial revenue increased 9% in fiscal year 2017, driven by growth in Notebooks and Workstations. Net revenue increased 16% in Notebooks, 9% in Workstations and 3% in Desktops in fiscal year 2017.

Personal Systems earnings from operations as a percentage of net revenue decreased by 0.2 percentage points in fiscal year 2017. The decrease was primarily due to a decline in gross margin partially offset by a decrease in operating expenses. The decrease in gross margin was primarily due to an increase in commodity cost and unfavorable foreign currency impacts partially offset by higher ASPs. Operating expenses as a percentage of net revenue decreased primarily due to operating expense management.

Fiscal Year 2016 compared with Fiscal Year 2015

Personal systems net revenue decreased 4.9% (decreased 0.9% on a constant currency basis) in fiscal year 2016. The net revenue decline in Personal Systems was primarily due to unfavorable foreign currency impacts and weak market demand. Personal Systems net revenue decreased as a result of a 3.5% decline in unit volume along with a 1% decline in ASPs as compared to the prior-year period. The unit volume decline was primarily due to an overall decline in desktops and consumer notebooks, partially offset by unit volume growth in commercial notebooks. The decline in ASPs was primarily due to competitive pricing in the commercial segment partially offset by favorable pricing in the consumer segment and favorable mix shift in consumer high-end premium products.

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

Personal Systems earnings from operations as a percentage of net revenue increased by 0.6 percentage points in fiscal year 2016. The increase was primarily due to growth in gross margin driven by favorable commodity costs combined with product mix and increase in PC services, the effects of which were partially offset by unfavorable foreign currency impacts in revenue. Operating expenses as a percentage of net revenue increased by 0.1 percentage point primarily driven by an increase in field selling cost.

Printing

	For the fiscal years ended October 31
	2017	2016	2015
	Dollars in millions
Net revenue	$18,801	$18,260	$21,232
Earnings from operations	$3,161	$3,128	$3,765
Earnings from operations as a % of net revenue	16.8%	17.1%	17.7%

The components of the net revenue and weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2017	2016
	Dollars in millions
Supplies	$12,416	$11,875	3.0
Commercial Hardware	3,973	4,035	(0.3)
Consumer Hardware	2,412	2,350	0.3
Total Printing	$18,801	$18,260	3.0

	For the fiscal years ended October 31
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2016	2015
	Dollars in millions
Supplies	$11,875	$13,979	(9.9)
Commercial Hardware	4,035	4,350	(1.5)
Consumer Hardware	2,350	2,903	(2.6)
Total Printing	$18,260	$21,232	(14.0)

Fiscal Year 2017 compared with Fiscal Year 2016

Printing net revenue increased 3.0% (increased 3.5% on a constant currency basis) for fiscal year 2017. The increase in net revenue was primarily driven by the increase in Supplies revenue. Net revenue for Supplies increased 4.6% as compared to the prior-year period, primarily due to the change in the Supplies sales model in the prior-year period and better discount management, partially offset by unfavorable foreign currency impacts. Printer unit volume increased 3.4% while ASPs decreased 0.9% as compared to the prior-year period. The increase in Printer unit volume was primarily driven by unit increases in Consumer Hardware and larger opportunity to place incremental units with positive net present value. Printer ASPs decreased primarily due to unfavorable foreign currency impacts.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net revenue for Commercial Hardware decreased 2% as compared to the prior-year period, driven by a decline in other printing solutions largely due to the divestiture of marketing optimization assets in the prior-year period, partially offset by revenue from 3D printing in fiscal year 2017. ASPs decreased by 0.1% while unit volume increased by 2.0%. The unit volume increased primarily due to a larger opportunity to place incremental units with positive net present value. The decrease in ASPs was primarily due to unfavorable foreign currency impacts, partially offset by a mix shift to higher-end printers. Net revenue for Consumer Hardware increased 3% as compared to the prior-year period due to a 4% increase in printer unit volume, partially offset by 0.4% decrease in ASPs. The unit volume increase was driven by the Home business. The decrease in ASPs was primarily due to unfavorable foreign currency impacts, partially offset by better discount management.

Printing earnings from operations as a percentage of net revenue decreased by 0.3 percentage points for the fiscal year 2017 as compared to the prior-year period, primarily due to an increase in operating expenses, partially offset by an improved gross margin. The gross margin increased due to operational improvements, partially offset by unfavorable foreign currency impacts. Operating expenses increased primarily due to a gain from the divestiture of marketing optimization assets in the prior-year period and an increase in marketing investments.

Fiscal Year 2016 compared with Fiscal Year 2015

Printing net revenue decreased 14.0% (decreased 9.3% on a constant currency basis) for fiscal year 2016. The decline in net revenue was primarily due to unfavorable foreign currency impacts, weakness in demand, impact from the change in the Supplies sales model and competitive pricing pressures. These factors resulted in a net revenue decline across Supplies and Consumer and Commercial Hardware. Net revenue for Supplies decreased 15% as compared to the prior-year period, primarily due to unfavorable foreign currency impacts, demand weakness combined with a competitive pricing environment and impact of the change in the Supplies sales model. Printer unit volume decreased 12% and ASPs increased by 2% as compared to the prior-year period. Printer unit volume decreased due to weakness in demand, our pricing discipline and focus on placing positive NPV units. Printer ASPs increased primarily due to a favorable mix shift to high-value printers, partially offset by unfavorable foreign currency impacts.

Net revenue for Commercial Hardware decreased 7% for fiscal year 2016 as compared to the prior-year period primarily driven by an 8% decline in unit volume and a decrease in other peripheral printing solutions. The unit volume in Commercial Hardware declined primarily due to a unit volume decline in LaserJet printers. The ASPs in Commercial Hardware increased by 2% primarily due to a mix shift to high-value printer sales offset by unfavorable foreign currency impacts. Printer unit volume in Consumer Hardware declined 12%, combined with a decline in other printing solutions largely driven by the divestiture of Snapfish in the prior-year period and a 2% decline in ASPs, resulted in a 19% decline in Consumer Hardware net revenue for fiscal year 2016 as compared to the prior-year period. The unit volume decline in Consumer Hardware was primarily due to weakness in demand, our pricing discipline and our continued efforts to place positive NPV units. The ASPs in Consumer Hardware decreased primarily due to unfavorable foreign currency impacts.

Printing earnings from operations as a percentage of net revenue decreased by 0.6% percentage points for fiscal year 2016 as compared to the prior-year period due to decline in gross margin, partially offset by the gains from the divestiture of certain software assets. The gross margin decline was primarily due to unfavorable foreign currency impacts and supplies mix, partially offset by operational improvements and a favorable mix of printers. Operating expenses decreased primarily due to the gains from the divestiture of certain software assets to Open Text Corporation and cost-saving initiatives.

Corporate Investments

The loss from operations in Corporate Investments for the fiscal years 2017, 2016 and 2015 was primarily due to expenses associated with our incubation projects and HP Labs.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, acquisitions, restructuring activities, maturing debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We are

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities made available by various domestic and foreign financial institutions. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A and market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A, which is incorporated herein by reference.
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
On November 1, 2017, HP made a cash payment of $1.1 billion to Samsung Electronics Co., Ltd. in connection with the acquisition of its printer business.
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

Liquidity

Our cash and cash equivalents, marketable debt securities and total debt for continuing operations were as follows:

	As of October 31
	2017	2016	2015
	In billions
Cash and cash equivalents	$7.0	$6.3	$7.6
Marketable debt securities(1)	$1.1	$—	$—
Total debt	$7.8	$6.8	$8.8

(1)
Includes highly liquid U.S. treasury notes, U.S. agency securities, non-U.S. government bonds, corporate debt securities, money market and other funds. We classify these investments within Other current assets in Consolidated Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.

Our historical statements of cash flows represent the combined cash flows and key cash flow metrics of HP prior to the Separation and have not been revised to reflect the effect of the Separation. For further information on discontinued operations, see Note 17, “Discontinued Operations” in the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data”, which is incorporated herein by reference.

Our key cash flow metrics were as follows:

	For the fiscal years ended October 31
	2017	2016	2015
		In millions
Net cash provided by operating activities	$3,677	$3,252	$7,026
Net cash (used in) provided by investing activities	(1,717)	48	(5,534)
Net cash (used in) provided by financing activities	(1,251)	(14,445)	808
Net increase (decrease) in cash and cash equivalents	$709	$(11,145)	$2,300

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Operating Activities
Net cash provided by operating activities increased by $0.4 billion for fiscal year 2017 as compared to fiscal year 2016.The increase was primarily due to higher cash generated from working capital management activities.
Net cash provided by operating activities decreased by $3.8 billion for fiscal year 2016 as compared to fiscal year 2015, since the net cash provided by operating activities for fiscal year 2015 included the impact of discontinued operations, which is not included in the net cash provided by operating activities for fiscal year 2016, as a result of the Separation.
Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. The table below presents the cash conversion cycle:

	As of October 31
	2017	2016	2015
Days of sales outstanding in accounts receivable (“DSO”)	29	30	35
Days of supply in inventory (“DOS”)	46	39	39
Days of purchases outstanding in accounts payable (“DPO”)	(105)	(98)	(93)
Cash conversion cycle	(30)	(29)	(19)
The cash conversion cycle is the sum of days of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. For fiscal year 2017, the decrease in DSO compared to fiscal year 2016 was primarily due to strong collections. For fiscal year 2016, the decrease in DSO compared to fiscal year 2015 was primarily due to favorable revenue linearity and strong collections, partially offset by unfavorable foreign currency impacts.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. For fiscal year 2017, the DOS was higher primarily due to leveraging our balance sheet, particularly through higher strategic buys and sea shipments to better assure supply of commodities in short supply. For fiscal year 2016, the DOS was flat compared to fiscal year 2015 due to strong inventory management offset by higher inventory balance to support future sales levels.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. For fiscal year 2017, the DPO was higher primarily due to increased inventory purchases and an extension of payment terms with our product suppliers. For fiscal year 2016, the increase in DPO compared to fiscal year 2015 was primarily the result of an extension of payment terms with our product suppliers and increased strategic inventory purchases.
Investing Activities
Net cash used in investing activities increased by $1.8 billion for fiscal year 2017 as compared to fiscal year 2016, primarily due to net investment activity of $1.1 billion, classified as available-for-sale investments within Other current assets, collateral of $0.2 billion related to our derivatives and proceeds from a business divestiture of $0.5 billion in fiscal year 2016.
Net cash used in investing activities decreased by $5.6 billion for fiscal year 2016 as compared to fiscal year 2015, due to capital expenditures and payments made in connection with business acquisitions, net of cash acquired, in fiscal year 2015 by the discontinued operations.
Financing Activities
Net cash used in financing activities decreased by $13.2 billion in fiscal year 2017 compared to fiscal year 2016, as the net cash used in financing activities for the fiscal year 2016 included the cash transfer of $10.4 billion to Hewlett Packard Enterprise in connection with the Separation and the redemption of $2.1 billion of U.S. Dollar Global Notes, and fiscal year 2017 included a higher outstanding of commercial paper of $0.9 billion.
Net cash used in financing activities increased by $15.2 billion in fiscal year 2016 compared to fiscal year 2015, primarily due to the cash transfer of $10.4 billion to Hewlett Packard Enterprise in connection with the Separation, the redemption of $2.1 billion of U.S. Dollar Global Notes and cash utilization of $2.0 billion for repurchases of common stock and dividends.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Capital Resources
Debt Levels

	As of October 31
	2017	2016	2015
	Dollars in millions
Short-term debt	$1,072	$78	$2,194
Long-term debt	$6,747	$6,735	$6,648
Debt-to-equity ratio	(2.29)x	(1.75)x	0.31x
Weighted-average interest rate	4.0%	4.2%	3.7%
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.
Short-term debt increased by $1.0 billion for fiscal year 2017 as compared to fiscal year 2016. The net increase in total debt was primarily due to a higher outstanding of commercial paper of $0.9 billion.
Short-term debt decreased by $2.1 billion and long-term debt increased by $0.1 billion for fiscal year 2016 as compared to fiscal year 2015. The net decrease in total debt was primarily due to the redemption of $2.1 billion of fixed rate U.S. Dollar Global Notes in November 2015.
Our debt-to-equity ratio is calculated as the carrying amount of debt divided by total stockholders’ (deficit) equity. Our debt-to-equity ratio increased by 0.54x in fiscal year 2017 compared to fiscal year 2016, due to an increase in total debt balances of $1.0 billion.
Our debt-to-equity ratio decreased by 2.06x in fiscal year 2016 compared to fiscal year 2015, primarily due to negative equity resulting from the transfer of net assets of $32.5 billion to Hewlett Packard Enterprise and the redemption of $2.1 billion of fixed-rate U.S. Dollar Global Notes due to the Separation.
During fiscal year 2017 and 2016, we generated operating cash flow of $3.7 billion and $3.3 billion, respectively.
Our weighted-average interest rate reflects the effective interest rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 10, “Financial Instruments” in the Consolidated Financial Statements and notes thereto in Item 8, “Financial Statements and Supplementary Data”.
Available Borrowing Resources

We had the following resources available to obtain short or long-term financing:

As of October 31, 2017
In millions
2016 Shelf Registration Statement	Unspecified
Uncommitted lines of credit	$846
As of October 31, 2017, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, which will be available until April 2, 2019 and is primarily to support the issuance of commercial paper. Funds borrowed under this revolving credit facility may also be used for general corporate purposes.
We increased our issuance authorization under our commercial paper program from $4.0 billion to $6.0 billion in November 2017. In December 2017, we also entered into a revolving credit facility with certain institutional lenders that provides us with $1.5 billion of available borrowings until November 30, 2018.
For more information on our borrowings, see Note 11, “Borrowings”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
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

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

CONTRACTUAL AND OTHER OBLIGATIONS
Our contractual and other obligations as of October 31, 2017, were as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on debt(1)	$7,507	$984	$414	$4,899	$1,210
Interest payments on debt(2)	2,518	286	549	323	1,360
Purchase obligations(3)	1,208	728	405	73	2
Operating lease obligations(4)	1,057	248	301	156	352
Capital lease obligations(5)	374	102	190	73	9
Total(6)(7)(8)	$12,664	$2,348	$1,859	$5,524	$2,933

(1)	Amounts represent the principal cash payments relating to our short-term and long-term debt and do not include any fair value adjustments, discounts or premiums.

(2)
Amounts represent the expected interest payments relating to our short-term and long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our U.S. Dollar Global Notes to variable interest rates. The impact of our outstanding interest rate swaps at October 31, 2017 was factored into the calculation of the future interest payments on debt.

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

(4)	Amounts represent the operating lease obligations, net of total sublease income of $174 million.

(5)	Amounts represent the capital lease obligations, including total capital lease interest obligations of $45 million.

(6)
Retirement and Post-Retirement Benefit Plan Contributions. In fiscal year 2018, we anticipate making contributions of approximately $24 million to non-U.S. pension plans, $33 million to cover benefit payments to U.S. non-qualified pension plan participants and $7 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(7)
Cost Savings Plans. We expect to make future cash payments of between $173 million and $323 million in connection with our cost savings plans through fiscal year 2021. These payments have been excluded from the contractual obligations table, because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(8)
Uncertain Tax Positions. As of October 31, 2017, we had approximately $2.1 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions,

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

see Note 6, “Taxes on Earnings”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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
We have third-party short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party short-term financing arrangements, see Note 7 “Supplementary Financial Information” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of business, we are exposed to foreign currency exchange rate and interest rate risks that could impact our financial position and results of operations. Our risk management strategy with respect to these market risks may include the use of derivative instruments. We use derivative contracts only to manage existing underlying exposures. Accordingly, we do not use derivative contracts for speculative purposes. Our risks, risk management strategy and a sensitivity analysis estimating the effects of changes in fair value for each of these exposures are outlined below.
Actual gains and losses in the future may differ materially from the sensitivity analyses based on changes in the timing and amount of foreign currency exchange rate and interest rate movements and our actual exposures and derivatives in place at the time of the change, as well as the effectiveness of the derivative to hedge the related exposure.
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 44 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal year 2017 were the euro, Chinese yuan renminbi, the British pound and the Indian rupee. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
We use a combination of forward contracts and at times, options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue and, to a lesser extent in cost of sales. In addition, when debt is denominated in a foreign currency, we may use swaps to exchange the foreign currency principal and interest obligations for U.S. dollar-denominated amounts to manage the exposure to changes in foreign currency exchange rates. We also use other derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency balance sheet exposures. Alternatively, we may choose not to hedge the risk associated with our foreign currency exposures, primarily if such exposure acts as a natural hedge for offsetting amounts denominated in the same currency or if the currency is too difficult or too expensive to hedge.
We have performed sensitivity analyses for continuing operations as of October 31, 2017 and 2016, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2017 and 2016. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $64 million and $41 million at October 31, 2017 and October 31, 2016, respectively.
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
We have performed sensitivity analyses as of October 31, 2017 and 2016, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2017 and 2016. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would have resulted in a loss in the fair values of our debt and investments, net of interest rate swaps, of $61 million at October 31, 2017 and $51 million at October 31, 2016.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HP Inc.
We have audited the accompanying consolidated balance sheets of HP Inc. and subsidiaries as of October 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended October 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HP Inc. and subsidiaries at October 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HP Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 14, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
December 14, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HP Inc.
We have audited HP Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). HP Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, HP Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HP Inc. and subsidiaries as of October 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended October 31, 2017 and our report dated December 14, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
December 14, 2017

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
HP’s management assessed the effectiveness of HP’s internal control over financial reporting as of October 31, 2017, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the assessment by HP’s management, we determined that HP’s internal control over financial reporting was effective as of October 31, 2017. The effectiveness of HP’s internal control over financial reporting as of October 31, 2017 has been audited by Ernst & Young LLP, HP’s independent registered public accounting firm, as stated in their report which appears on page 54 of this Annual Report on Form 10-K.

/s/ DION J. WEISLER	/s/ CATHERINE A. LESJAK
Dion J. Weisler President and Chief Executive Officer December 14, 2017	Catherine A. Lesjak Chief Financial Officer December 14, 2017

HP INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2017	2016	2015
	In millions, except per share amounts
Net revenue	$52,056	$48,238	$51,463
Costs and expenses:
Cost of revenue	42,478	39,240	41,524
Research and development	1,190	1,209	1,191
Selling, general and administrative	4,376	3,833	4,719
Restructuring and other charges	362	205	63
Acquisition-related charges	125	7	1
Amortization of intangible assets	1	16	102
Defined benefit plan settlement charges (credits)	5	179	(57)
Total costs and expenses	48,537	44,689	47,543
Earnings from continuing operations	3,519	3,549	3,920
Interest and other, net	(243)	212	(388)
Earnings from continuing operations before taxes	3,276	3,761	3,532
(Provision for) benefit from taxes	(750)	(1,095)	186
Net earnings from continuing operations	2,526	2,666	3,718
Net (loss) earnings from discontinued operations	—	(170)	836
Net earnings	$2,526	$2,496	$4,554
Net earnings per share:
Basic
Continuing operations	$1.50	$1.54	$2.05
Discontinued operations	—	(0.10)	0.46
Total basic net earnings per share	$1.50	$1.44	$2.51
Diluted
Continuing operations	$1.48	$1.53	$2.02
Discontinued operations	—	(0.10)	0.46
Total diluted net earnings per share	$1.48	$1.43	$2.48
Weighted-average shares used to compute net earnings per share:
Basic	1,688	1,730	1,814
Diluted	1,702	1,743	1,836

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31
	2017	2016	2015
	In millions
Net earnings	$2,526	$2,496	$4,554
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale securities:
Unrealized gains (losses) arising during the period	4	1	(17)

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(651)	199	1,091
Losses (gains) reclassified into earnings	199	63	(1,312)
	(452)	262	(221)
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	455	(759)	(548)
Amortization of actuarial loss and prior service benefit	74	51	443
Curtailments, settlements and other	3	183	115
	532	(525)	10
Change in cumulative translation adjustment	—	—	(207)
Other comprehensive income (loss) before taxes	84	(262)	(435)
(Provision for) benefit from taxes	(64)	45	14
Other comprehensive income (loss), net of taxes	20	(217)	(421)
Comprehensive income	$2,546	$2,279	$4,133

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of October 31
	2017	2016
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$6,997	$6,288
Accounts receivable	4,414	4,114
Inventory	5,786	4,484
Other current assets	5,121	3,582
Total current assets	22,318	18,468
Property, plant and equipment	1,878	1,736
Goodwill	5,622	5,622
Other non-current assets	3,095	3,161
Total assets	$32,913	$28,987
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$1,072	$78
Accounts payable	13,279	11,103
Employee compensation and benefits	894	759
Taxes on earnings	214	231
Deferred revenue	1,012	919
Other accrued liabilities	5,941	5,718
Total current liabilities	22,412	18,808
Long-term debt	6,747	6,735
Other non-current liabilities	7,162	7,333
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,650 and 1,712 shares issued and outstanding at October 31, 2017, and 2016 respectively)	16	17
Additional paid in capital	380	1,030
Retained deficit	(2,386)	(3,498)
Accumulated other comprehensive loss	(1,418)	(1,438)
Total stockholders’ deficit	(3,408)	(3,889)
Total liabilities and stockholders’ deficit	$32,913	$28,987

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2017	2016	2015
	In millions
Cash flows from operating activities:
Net earnings	$2,526	$2,496	$4,554
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	354	332	4,061
Stock-based compensation expense	224	182	709
Restructuring and other charges	362	200	1,017
Deferred taxes on earnings	238	401	(700)
Other, net	134	(32)	1,426
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(453)	565	572
Inventory	(1,346)	(291)	(330)
Accounts payable	2,161	928	31
Taxes on earnings	73	106	(137)
Restructuring and other	(233)	(157)	(1,243)
Other assets and liabilities	(363)	(1,478)	(2,934)
Net cash provided by operating activities	3,677	3,252	7,026
Cash flows from investing activities:
Investment in property, plant and equipment	(402)	(433)	(3,603)
Proceeds from sale of property, plant and equipment	69	6	424
Purchases of available-for-sale securities and other investments	(1,919)	(126)	(259)
Maturities and sales of available-for-sale securities and other investments	535	133	302
Payments made in connection with business acquisitions, net of cash acquired	—	(7)	(2,644)
Proceeds from business divestitures, net	—	475	246
Net cash (used in) provided by investing activities	(1,717)	48	(5,534)
Cash flows from financing activities:
Proceeds from short-term borrowings with original maturities less than 90 days, net	202	97	74
Proceeds from short-term borrowings with original maturities greater than 90 days	887	—	6,023
Proceeds from debt, net of issuance costs	5	4	14,735
Payment of short term borrowings with original maturities greater than 90 days	(3)	—	(6,296)
Payment of debt	(84)	(2,188)	(9,571)
Settlement of cash flow hedges	(9)	4	(4)
Net transfer of cash and cash equivalents to Hewlett Packard Enterprise Company	—	(10,375)	—
Net proceeds (payments) related to stock-based award activities	57	32	(20)
Repurchase of common stock	(1,412)	(1,161)	(2,883)
Cash dividends paid	(894)	(858)	(1,250)
Net cash (used in) provided by financing activities	(1,251)	(14,445)	808
Increase (decrease) in cash and cash equivalents	709	(11,145)	2,300
Cash and cash equivalents at beginning of period	6,288	17,433	15,133
Cash and cash equivalents at end of period	$6,997	$6,288	$17,433
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$438	$587	$1,012
Interest expense paid	$322	$318	$532
Supplemental schedule of non-cash activities:
Net assets transferred to Hewlett Packard Enterprise Company	$—	$22,144	$—
Purchase of assets under capital leases	$200	$185	$70
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total HP Stockholders’ Equity (Deficit)	Non- controlling Interests of Discontinued Operations	Total Stockholders' Equity (Deficit)
	Number of Shares	Par Value		Retained Earnings (Deficit)
	In millions, except number of shares in thousands
Balance October 31, 2014	1,839,288	$18	$3,430	$29,164	$(5,881)	$26,731	$396	$27,127
Net earnings				4,554		4,554		4,554
Other comprehensive loss, net of taxes					(421)	(421)		(421)
Comprehensive income						4,133		4,133
Issuance of common stock in connection with employee stock plans and other	39,834		(34)	1		(33)		(33)
Repurchases of common stock	(75,403)		(2,237)	(411)		(2,648)		(2,648)
Assumption of equity awards in connection with acquisitions			31			31		31
Tax benefit from employee stock plans			64			64		64
Cash dividends declared				(1,219)		(1,219)		(1,219)
Stock-based compensation expense			709			709		709
Changes in non-controlling interest							(13)	(13)
Balance October 31, 2015	1,803,719	$18	$1,963	$32,089	$(6,302)	$27,768	$383	$28,151
Separation of Hewlett Packard Enterprise				(37,225)	5,081	(32,144)	(383)	(32,527)
Net earnings				2,496		2,496		2,496
Other comprehensive loss, net of taxes					(217)	(217)		(217)
Comprehensive income						2,279		2,279
Issuance of common stock in connection with employee stock plans and other	8,227		29			29		29
Repurchases of common stock	(99,855)	(1)	(1,144)			(1,145)		(1,145)
Cash dividends declared				(858)		(858)		(858)
Stock-based compensation expense			182			182		182
Balance October 31, 2016	1,712,091	$17	$1,030	$(3,498)	$(1,438)	$(3,889)	$—	$(3,889)
Net earnings				2,526		2,526		2,526
Other comprehensive income, net of taxes					20	20		20
Comprehensive income						2,546		2,546
Issuance of common stock in connection with employee stock plans and other	18,532		52			52		52
Repurchases of common stock	(81,043)	(1)	(926)	(520)		(1,447)		(1,447)
Cash dividends declared				(894)		(894)		(894)
Stock-based compensation expense			224			224		224
Balance October 31, 2017	$1,649,580	$16	$380	$(2,386)	$(1,418)	$(3,408)	$—	$(3,408)
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
In connection with the Separation, HP and Hewlett Packard Enterprise entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties, including among others a tax matters agreement, an employee matters agreement, a transition service agreement, a real estate matters agreement, a master commercial agreement and an information technology service agreement. For more information on the impacts of these agreements, see Note 4, “Retirement and Post-Retirement Benefit Plans”, Note 5, “Stock-Based Compensation”, Note 6, “Taxes on Earnings”, Note 7, “Supplementary Financial Information”, Note 14, “Litigation and Contingencies” and Note 15, “Guarantees, Indemnifications and Warranties”.
Basis of Presentation
The accompanying Consolidated Financial Statements of HP and its wholly-owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). For all the periods prior to the Separation, the financial results of Hewlett Packard Enterprise are presented as net earnings from discontinued operations in the Consolidated Statements of Earnings. The historical statements of comprehensive income and cash flows and the balances related to stockholders’ deficit have not been revised to reflect the effect of the Separation. For further information on discontinued operations, see Note 17, “Discontinued Operations”.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of HP and its subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. All intercompany balances and transactions have been eliminated.
Reclassifications
HP has made changes to the alignment of its business units in order to align its business unit financial reporting more closely with its current business structure. HP made these changes to its business unit information in prior reporting periods on an as-is basis. The reporting changes had no impact on previously reported segment net revenue, consolidated net revenue, earnings from continuing operations, net earnings or net earnings per share (“EPS”). See Note 2, “Segment Information”, for a further discussion of HP’s business unit realignments.
HP has reclassified certain prior-year amounts to conform to the current-year presentation including the adoption of Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” and ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”.
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
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standard Board (“FASB”) issued guidance, which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. HP is required to adopt the guidance in the first quarter of fiscal year 2021 using a prospective approach. Earlier adoption is permitted. HP has early adopted this guidance in

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Overview and Summary of Significant Accounting Policies (Continued)

the fourth quarter of fiscal year 2017 in connection with its annual goodwill impairment test. The implementation of this guidance did not have an impact on its Consolidated Financial Statements.
In March 2016, the FASB issued guidance, which amends the existing accounting standards for share-based payments, including the accounting for income taxes and forfeitures, as well as the classifications on the statements of cash flows. HP early adopted the amendments in the first quarter of fiscal year 2017. Beginning November 1, 2016, stock-based compensation excess tax benefits or tax deficiencies are reflected in the Consolidated Statements of Earnings as a component of the provision for taxes, whereas they previously were recognized as additional paid-in capital in the stockholders’ deficit in the Consolidated Balance Sheets. HP has elected to continue to estimate forfeitures expected to occur to determine the stock-based compensation expense. Additionally, the Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity rather than as a financing activity, while the payment of withholding taxes on the settlement of stock-based compensation awards is presented as a financing activity rather than as an operating activity, with prior periods adjusted accordingly. This adoption resulted in a change to both cash flow from operating and investing activities of $22 million and $536 million for the years ended October 31, 2016 and 2015 respectively. See Note 6, “Taxes on Earnings”, for additional impact on the Consolidated Financial Statements.
In May 2015, the FASB issued guidance, which amends the existing disclosures for investments measured at net asset value (“NAV”) per share (or its equivalent), as a practical expedient for fair value. This amendment removes the requirement to categorize these investments within the fair value hierarchy. The amendment also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV as a practical expedient. HP adopted the guidance in the first quarter of fiscal year 2017. Other than the change in presentation of certain pension-related assets that use NAV as a practical expedient, which requires retrospective application, the adoption of this new guidance did not have an impact on the Consolidated Financial Statements.
In April 2015, the FASB issued guidance, which amended the existing accounting standards for intangible assets. The amendments provide explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement. HP adopted the guidance prospectively in the first quarter of fiscal year 2017. The implementation of this guidance did not have an impact on the Consolidated Financial Statements.
In April 2015, the FASB issued guidance, which amended the existing accounting standards for the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. HP adopted the guidance in the first quarter of fiscal year 2017. The adoption resulted in the reclassification of unamortized debt issuance costs related to HP’s U.S. Dollar Global Notes from “Other non-current assets” to “Long-term debt” within the Consolidated Balance Sheets of $23 million as of October 31, 2016.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2017, the FASB issued guidance, which amends the existing accounting standards for derivatives and hedging. The amendment improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and made certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. HP is required to adopt the guidance in the first quarter of fiscal year 2020. Earlier adoption is permitted. HP is currently evaluating the timing and impact of this guidance on the Consolidated Financial Statements.
In January 2017, the FASB issued guidance, which amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. HP is required to adopt the guidance in the first quarter of fiscal year 2019. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Financial Statements.
In November 2016, the FASB issued guidance, which addresses the presentation of restricted cash in the statement of cash flows.  The guidance requires entities to present the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  HP is required to adopt the guidance retrospectively in the first quarter of fiscal year 2019. Earlier adoption is permitted.  HP is currently evaluating the timing and the impact of this guidance on the Consolidated Financial Statements.
In October 2016, the FASB issued guidance, which amends the existing accounting for Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires an entity to recognize the income tax consequences of intra-entity transfers, other

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Overview and Summary of Significant Accounting Policies (Continued)

than inventory, when the transfer occurs. It also requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. HP is required to adopt the guidance in the first quarter of fiscal year 2019. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Financial Statements.
In August 2016, the FASB issued guidance, which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows. HP is required to adopt the guidance in the first quarter of fiscal year 2019. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Financial Statements.
In June 2016, the FASB issued guidance, which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. HP is required to adopt the guidance in the first quarter of fiscal year 2021. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Financial Statements.
In February 2016, the FASB issued guidance, which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months. HP is required to adopt the guidance in the first quarter of fiscal year 2020 using a modified retrospective approach. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Financial Statements.
In January 2016, the FASB issued guidance, which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The guidance primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. HP is required to adopt the guidance in the first quarter of fiscal year 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Financial Statements.
In May 2014, the FASB issued guidance, which amended the existing accounting standards for revenue recognition. The amendments (Topic 606) are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented (“full retrospective method”) or retrospectively with the cumulative effect recognized as of the date of initial application (“modified retrospective method”). HP will adopt the new revenue standard in the first quarter of fiscal 2019 and intends to apply the modified retrospective method. Based on the initial assessment, it is anticipated that the adoption will not have a material impact on the amount or timing of revenue recognized in the Consolidated Financial Statements. We continue to make progress on assessing the overall impact of adoption of the standard on our business processes, systems and controls.
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
Multiple element arrangements
When a sales arrangement contains multiple elements or deliverables, such as hardware and/or services, HP allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) if VSOE of selling price is not available, or estimated selling price (“ESP”) if neither VSOE of selling price nor TPE is available. HP establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. HP evaluates TPE of selling price by reviewing largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. HP establishes ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life-cycle. Consideration is also given to market conditions such as competitor pricing strategies and technology industry life cycles.
In most arrangements with multiple elements, HP allocates the transaction price to the individual units of accounting at the inception of the arrangement based on their relative selling price. HP limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified refund or return rights.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Overview and Summary of Significant Accounting Policies (Continued)

Retirement and Post-Retirement Plans
HP has various defined benefit, other contributory and non-contributory retirement and post-retirement plans. HP generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the average remaining estimated service life of participants. In limited cases, HP amortizes actuarial gains and losses using the corridor approach. See Note 4, “Retirement and Post-Retirement Benefit Plans” for a full description of these plans and the accounting and funding policies.
Advertising
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Such costs totaled approximately $544 million in fiscal year 2017, $586 million in fiscal year 2016 and $635 million in fiscal year 2015.
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
HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors’ and resellers’ aggregated business deteriorates substantially, HP’s operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe, collectively represented approximately 34% of gross accounts receivable as of October 31, 2017 and 2016. No single customer accounts for more than 10% of gross accounts receivable as of October 31, 2017 or 2016. Credit risk with respect to other accounts receivable is generally diversified due to the large number of entities comprising HP’s customer base and their dispersion across many different industries and geographic regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances.
HP utilizes outsourced manufacturers around the world to manufacture HP-designed products. HP may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 70% and 78% of HP’s supplier receivables of $951 million and $774 million as of October 31, 2017 and 2016, respectively. HP includes the supplier receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. HP’s credit risk associated with these receivables is mitigated wholly or in part, by the amount HP owes to these outsourced manufacturers, as HP generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. HP does not reflect the sale of these components in net revenue and does not recognize any profit on these component sales until the related products are sold by HP, at which time any profit is recognized as a reduction to cost of revenue.
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
Upon completion of the Separation on November 1, 2015, HP recorded net income tax indemnification receivables from Hewlett Packard Enterprise for certain income tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the tax matters agreement (“TMA”). The actual amount that Hewlett Packard Enterprise may be obligated to pay HP could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of October 31, 2017 and 2016 was $1.7 billion and $1.6 billion, respectively.
Inventory
HP values inventory at the lower of cost or market. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. Adjustments, if required, to reduce the cost of inventory to market (net realizable value) are made, for estimated excess, obsolete or impaired balances.
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
Business Combinations
HP includes the results of operations of acquired businesses in HP’s consolidated results prospectively from the acquisition date. HP allocates the purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Overview and Summary of Significant Accounting Policies (Continued)

acquired company and HP and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related charges are recognized separately from the business combination and are expensed as incurred. These charges include, direct expenses such as third-party professional and legal fees, and integration-related costs.
Goodwill
HP reviews goodwill for impairment annually during its fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. HP can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or HP can directly perform the quantitative impairment test. Based on the qualitative assessment, if HP determines that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, a quantitative impairment test will be performed.
In the quantitative impairment test, HP compares the fair value of each reporting unit to its carrying amount with the fair values derived most significantly from the income approach, and to a lesser extent, the market approach. Under the income approach, HP estimates the fair value of a reporting unit based on the present value of estimated future cash flows. HP bases cash flow projections on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. HP bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. Under the market approach, HP estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. HP weights the fair value derived from the market approach depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, HP estimates the fair value of a reporting unit using only the income approach.
In order to assess the reasonableness of the estimated fair value of HP’s reporting units, HP compares the aggregate reporting unit fair value to HP’s market capitalization on an overall basis and calculates an implied control premium (the excess of the sum of the reporting units’ fair value over HP’s market capitalization on an overall basis). HP evaluates the control premium by comparing it to observable control premiums from recent comparable transactions. If the implied control premium is determined to not be reasonable in light of these recent transactions, HP re-evaluates its reporting unit fair values, which may result in an adjustment to the discount rate and/or other assumptions. This re-evaluation could result in a change to the estimated fair value for certain or all reporting units.
If the fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired. If the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss.
Debt and Marketable Equity Securities Investments
HP determines the appropriate classification of its investments at the time of purchase and re-evaluates the classifications at each balance sheet date. Debt and marketable equity securities are generally considered available-for-sale. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Marketable debt securities with maturities of twelve months or less are classified as short-term investments and marketable debt securities with maturities greater than twelve months are classified based on their availability for use in current operations.  Marketable equity securities, including mutual funds, are classified as either short-term or long-term based on the nature of each security and its availability for use in current operations.
Debt and marketable equity securities are reported at fair value with unrealized gains and losses, net of applicable taxes, in Accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses on available-for-sale securities are calculated based on the specific identification method and included in Interest and other, net in the Consolidated Statements of Earnings. HP monitors its investment portfolio for potential impairment on a quarterly basis. When the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary (i.e., when HP does not intend to sell the debt securities and it is not more likely than not that HP will be required to sell the debt securities prior to anticipated recovery of its amortized cost basis), HP records an impairment charge to Interest and other, net in the amount of the credit loss and the remaining amount, if any, is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets.
Derivatives
HP uses derivative instruments, primarily forwards, swaps, and at times, options, to hedge certain foreign currency and interest rate exposures. HP also may use other derivative instruments not designated as hedges, such as forwards used to hedge foreign currency balance sheet exposures. HP does not use derivative instruments for speculative purposes. See Note 10, “Financial Instruments” for a full description of HP’s derivative instrument activities and related accounting policies.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Overview and Summary of Significant Accounting Policies (Continued)

Loss Contingencies
HP is involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. HP records a liability for contingencies when it believes it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. See Note 14, “Litigation and Contingencies” for a full description of HP’s loss contingencies and related accounting policies.

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
Personal Systems groups its global business capabilities into Notebooks, Desktops, Workstations and Other when reporting business performance.
Printing provides Consumer and Commercial printer hardware, Supplies, solutions and services, as well as scanning devices. Printing is also focused on imaging solutions in the commercial markets. Described below are HP’s global business capabilities within Printing.

•
Office Printing Solutions delivers HP’s office printers, supplies, services and solutions to SMBs and large enterprises. HP goes to market through its extensive channel network and directly with HP sales. Ongoing key initiatives include design and deployment of A3 products and solutions for the copier and multifunction printer market, printer security solutions, PageWide solutions and award-winning JetIntelligence Laserjet products.

•
Home Printing Solutions delivers innovative printing products and solutions for the home and home business or small office customers utilizing both HP’s Ink and Laser technologies. Initiatives such as Instant Ink and Continuous Ink Supply System provide business model innovation to benefit and expand HP’s existing customer base, while new innovations like Sprocket drive print relevance for a mobile generation.

•
Graphics Solutions offers large-format, commercial and industrial solutions to print service providers and packaging converters through the largest portfolio of printers and presses (HP DesignJet, HP Latex, HP Scitex, HP Indigo and HP PageWide Web Presses).

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

•
Supplies comprises a set of highly innovative consumable products, ranging from Ink and Laser print cartridges; and media to graphics supplies and 3D printing supplies, for recurring use in Consumer and Commercial Hardware.

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

Business Unit Realignment

Effective at the beginning of its first quarter of fiscal year 2017, HP implemented an organizational change to align its business unit financial reporting more closely with its current business structure. This organizational change resulted in the transfer of a portion of LaserJet printers from Commercial to Consumer within the Printing segment. HP reflected this change to its business unit information in prior reporting periods on an as-is basis that resulted in the reclassification of revenues between the Commercial and Consumer business units of Printing. The reporting change had no impact to previously reported segment net revenue, consolidated net revenue, earnings from continuing operations, net earnings or net earnings per share.

Segment Operating Results from Continuing Operations

	Personal Systems	Printing	Corporate Investments	Total Segments	Eliminations and Other		Total
	In millions
2017
Net revenue	$33,374	$18,801	$8	$52,183	$(127)		$52,056
Earnings (loss) from continuing operations	$1,213	$3,161	$(87)	$4,287
2016
Net revenue	$29,987	$18,260	$7	$48,254	$(16)	(1)	$48,238
Earnings (loss) from continuing operations	$1,150	$3,128	$(98)	$4,180
2015
Net revenue	$31,520	$21,232	$20	$52,772	$(1,309)		$51,463
Earnings (loss) from continuing operations	$1,022	$3,765	$(43)	$4,744

(1)    For the fiscal year 2016, the amount includes the recognition of revenue previously deferred in relation to sales to the pre-Separation finance entity.

The reconciliation of segment operating results to HP consolidated results was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

	For the fiscal years ended October 31
	2017	2016	2015
		In millions
Net revenue:
Total segments	$52,183	$48,254	$52,772
Net revenue eliminations and other	(127)	(16)	(1,309)
Total net revenue	$52,056	$48,238	$51,463
Earnings from continuing operations before taxes:
Total segment earnings from operations	$4,287	$4,180	$4,744
Corporate and unallocated costs and eliminations	(51)	(42)	(503)
Stock-based compensation expense	(224)	(182)	(212)
Restructuring and other charges	(362)	(205)	(63)
Acquisition-related charges	(125)	(7)	(1)
Amortization of intangible assets	(1)	(16)	(102)
Defined benefit plan settlement (charges) credits	(5)	(179)	57
Interest and other, net	(243)	212	(388)
Total earnings from continuing operations before taxes	$3,276	$3,761	$3,532

Segment Assets

HP allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to HP consolidated assets were as follows:

	As of October 31
	2017	2016
	In millions
Personal Systems	$12,156	$10,686
Printing	10,548	9,959
Corporate Investments	3	1
Corporate and unallocated assets	10,206	8,341
Total assets	$32,913	$28,987
Major Customers
No single customer represented 10% or more of HP’s net revenue in any fiscal year presented.

Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2017, 2016 and 2015, other than the United States, no country represented more than 10% of HP net revenue.
Net revenue by country in which HP operates was as follows:

	For the fiscal years ended October 31
	2017	2016	2015
		In millions
United States	$19,321	$18,042	$17,746
Other countries	32,735	30,196	33,717
Total net revenue	$52,056	$48,238	$51,463

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

Net property, plant and equipment by country in which HP operates was as follows

	As of October 31
	2017	2016
	In millions
United States	$866	$737
Singapore	372	314
Other countries	640	685
Total net property, plant and equipment	$1,878	$1,736

No single country other than those represented above exceeds 10% or more of HP’s total net property, plant and equipment in any fiscal year presented.

Net revenue by segment and business unit was as follows:

	For the fiscal years ended October 31
	2017	2016	2015
		In millions
Notebooks	$19,782	$16,982	$17,271
Desktops	10,298	9,956	10,941
Workstations	2,042	1,870	2,018
Other	1,252	1,179	1,290
Personal Systems	33,374	29,987	31,520
Supplies	12,416	11,875	13,979
Commercial Hardware	3,973	4,035	4,350
Consumer Hardware	2,412	2,350	2,903
Printing	18,801	18,260	21,232
Corporate Investments	8	7	20
Total segment net revenue	52,183	48,254	52,772
Net revenue eliminations and other	(127)	(16)	(1,309)
Total net revenue	$52,056	$48,238	$51,463

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring and Other Charges

Summary of Restructuring Plans

HP’s restructuring activities in fiscal years 2017, 2016 and 2015 summarized by plan were as follows:

	Fiscal 2017 Plan		Fiscal 2015 Plan		Fiscal 2012 Plan
	Severance	Infrastructure and other(1)	Severance and PRP(2)	Infrastructure and other	Severance and EER(3)	Infrastructure and other	Total
	In millions
Accrued balance as of October 31, 2014	$—	$—	$—	$—	$218	$7	$225
Charges	—	—	39	—	23	1	63
Cash payments	—	—	—	—	(216)	(4)	(220)
Non-cash and other adjustments	—	—	—	—	(4)	(1)	(5)
Accrued balance as of October 31, 2015	—	—	39	—	21	3	63
Charges	24	—	117	27	7	—	175
Cash payments	—	—	(122)	(4)	(30)	(1)	(157)
Non-cash and other adjustments	—	—	(13)	(19)	9	—	(23)
Accrued balance as of October 31, 2016	24	—	21	4	7	2	58
Charges	117	94	15	—	1	—	227
Cash payments	(68)	(23)	(36)	(2)	(5)	—	(134)
Non-cash and other adjustments	3	(52)	6	—	—	—	(43)
Accrued balance as of October 31, 2017	$76	$19	$6	$2	$3	$2	$108
Total costs incurred to date as of October 31, 2017	$141	$94	$171	$27	$1,075	$44	$1,552
Reflected in Consolidated Balance Sheets:
Other accrued liabilities	$76	$19	$6	$2	$3	$1	$107
Other non-current liabilities	$—	$—	$—	$—	$—	$1	$1

(1)	Infrastructure and other includes asset impairment charges of $52 million in fiscal year 2017 associated with the consolidation of manufacturing into global hubs.

(2)	PRP represents Phased Retirement Program.

(3)	EER represents Enhanced Early Retirement.

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

Fiscal 2015 Plan

In connection with the Separation, on September 14, 2015, HP’s Board of Directors approved a cost savings plan (the “Fiscal 2015 Plan”) which included labor and non-labor actions. The Fiscal 2015 Plan was considered substantially complete as of October 31, 2016 and HP does not expect any further activity associated with this plan. Approximately 3,000 employees exited by the end of fiscal year 2016.

Fiscal 2012 Plan

HP initiated a restructuring plan in fiscal year 2012 (the “Fiscal 2012 Plan”), which included severance and infrastructure costs. The Fiscal 2012 Plan was considered substantially complete as of October 31, 2016 and HP does not expect any further activity associated with this plan.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 3: Restructuring and Other Charges (Continued)

Other charges
Other charges include non-recurring costs, including those as a result of the Separation, and are distinct from ongoing operational costs. These costs primarily relate to information technology costs such as advisory, consulting and non-recurring labor costs. HP incurred $135 million and $30 million of other charges in fiscal year 2017 and 2016, respectively. There were no other charges incurred in fiscal year 2015.

Note 4: Retirement and Post-Retirement Benefit Plan

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

HP reduces the benefit payable to certain U.S. employees under the Pension Plan for service before 1993, if any, by any amounts due to the employee under HP’s frozen defined contribution Deferred Profit-Sharing Plan (“DPSP”). At October 31, 2017 and 2016, the fair value of plan assets of the DPSP was $580 million and $606 million, respectively. The DPSP obligations are equal to the plan assets and are recognized as an offset to the Pension Plan when HP calculates its defined benefit pension cost and obligations. The Pension Plan and the DPSP both remain entirely with HP post-Separation.

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

Certain employees not grandfathered for partially subsidized medical coverage under the above programs, and employees hired after 2002 but before August 2008, are eligible for credits under the HP Inc. Retiree Welfare Benefits Plan. Credits offered after September 2008 are provided in the form of matching credits on employee contributions made to a voluntary employee beneficiary association upon attaining age 45 or as part of early retirement programs. On retirement, former employees may use these credits for the reimbursement of certain eligible medical expenses, including premiums required for coverage.

Defined Contribution Plans

HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $103 million in fiscal year 2017, $100 million in fiscal year 2016 and $92 million in fiscal year 2015.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plan (Continued)

U.S. employees are automatically enrolled in the HP Inc. 401(k) Plan when they meet eligibility requirements, unless they decline participation. The employer matching contributions in the HP Inc. 401(k) Plan is 100% of an employee’s contributions, up to a maximum of 4% of eligible compensation. Starting January 2017, the funding of employer matching contributions are made annually in the month following the end of the calendar year.  Prior to January 2017, the funding of employer matching contributions were made quarterly, sometime after the end of the calendar quarter.

Pension and Post-Retirement Benefit Expense

The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Statements of Earnings were as follows:

	For the fiscal years ended October 31
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$—	$—	$1	$48	$47	$208	$1	$1	$5
Interest cost	469	543	556	18	20	289	18	20	28
Expected return on plan assets	(677)	(732)	(849)	(31)	(36)	(601)	(26)	(33)	(39)
Amortization and deferrals:
Actuarial loss (gain)	73	55	52	40	28	213	(17)	(12)	(11)
Prior service credit	—	—	—	(3)	(3)	(15)	(19)	(17)	(19)
Net periodic benefit (credit) cost	(135)	(134)	(240)	72	56	94	(43)	(41)	(36)
Curtailment gain	—	—	—	—	(1)	—	—	—	—
Settlement loss (gain)	3	180	(79)	2	3	—	—	—	—
Special termination benefits	—	—	—	—	—	7	—	4	1
Plan expense allocation(1)	—	—	—	—	—	25	—	—	28
Total benefit (credit) cost from continuing operations	$(132)	$46	$(319)	$74	$58	$126	$(43)	$(37)	$(7)
Summary of total benefit (credit) cost:
Continuing operations	$(132)	$46	$(319)	$74	$58	$126	$(43)	$(37)	$(7)
Discontinued operations	—	—	236	—	—	105	—	—	(28)
Total benefit (credit) cost	$(132)	$46	$(83)	$74	$58	$231	$(43)	$(37)	$(35)

(1)	Plan expense allocation relates to the employees of HP covered under Hewlett Packard Enterprise plans or employees of Hewlett Packard Enterprise covered under HP plans.

Lump sum program

During fiscal year 2016, HP offered certain terminated vested participants of the Pension Plan the option of receiving their pension benefit in a one-time voluntary lump sum during a specific window. Approximately 16,000 plan participants elected to receive their benefits and as a result the pension plan trust paid $977 million in lump sum payments to these participants in fiscal year 2016. As a result of the lump sum program, HP recognized a settlement expense of approximately $177 million in October 2016. The resulting re-measurement coincided with annual year end plan re-measurement and no additional net periodic pension cost was incurred in fiscal year 2016.

In January 2015, HP offered certain terminated vested participants of the Pension Plan the option of receiving their pension benefit in a one-time voluntary lump sum during a specified window. Approximately 50% of the eligible participants elected to receive their benefits and as a result the pension plan trust paid $826 million in lump sum payments to these participants in fiscal year 2015. As a result of the lump sum program, HP recognized a settlement credit of approximately $79 million in fiscal year 2015. As a result of the settlement, additional net periodic benefit cost of $20 million was recorded in fiscal year 2015, which offset the actuarial gain from the settlement and was recognized in the Consolidated Statements of Earnings as Defined benefit plan settlement credits.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plan (Continued)

The weighted-average assumptions used to calculate the total periodic benefit (credit) cost were as follows:

	For the fiscal years ended October 31
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate	4.0%	4.4%	4.4%	1.6%	2.3%	3.0%	3.4%	3.6%	3.6%
Expected increase in compensation levels	2.0%	2.0%	2.0%	2.7%	2.5%	2.4%	—	—	—
Expected long-term return on plan assets	6.9%	6.9%	7.2%	4.4%	5.6%	6.9%	7.3%	8.0%	9.0%
Funded Status

The funded status of the defined benefit and post-retirement benefit plans was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plan (Continued)

	As of October 31
	2017	2016	2017	2016	2017	2016
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value of assets — beginning of year	$10,176	$11,077	$692	$853	$390	$434
Actual return on plan assets	1,223	736	86	(14)	26	11
Employer contributions	33	32	27	20	9	18
Participant contributions	—	—	10	10	53	48
Benefits paid	(583)	(339)	(14)	(15)	(127)	(121)
Settlement	(11)	(1,330)	(6)	(9)	—	—
Currency impact	—	—	20	4	—	—
Transfers to Hewlett Packard Enterprise	—	—	—	(157)	—	—
Fair value of assets — end of year	$10,838	$10,176	$815	$692	$351	$390
Change in benefits obligation
Projected benefit obligation — beginning of year	$12,144	$12,709	$1,120	$1,082	$535	$597
Acquisition/addition of plans	—	—	—	(2)	—	—
Service cost	—	—	48	47	1	1
Interest cost	469	543	18	20	18	20
Participant contributions	—	—	10	10	53	48
Actuarial loss (gain)	247	561	(77)	120	(17)	16
Benefits paid	(583)	(339)	(14)	(15)	(127)	(121)
Plan amendments	—	—	(3)	—	—	(30)
Curtailment	—	—	—	(1)	—	—
Settlement	(11)	(1,330)	(6)	(9)	—	—
Special termination benefits	—	—	—	—	—	4
Currency impact	—	—	36	(4)	—	—
Transfers to Hewlett Packard Enterprise	—	—	—	(128)	—	—
Projected benefit obligation — end of year	$12,266	$12,144	$1,132	$1,120	$463	$535
Funded status at end of year	$(1,428)	$(1,968)	$(317)	$(428)	$(112)	$(145)
Accumulated benefit obligation	$12,266	$12,144	$1,014	$1,013	—	—
 The weighted-average assumptions used to calculate the projected benefit obligations for the fiscal years ended October 31, 2017 and 2016 were as follows:

	For the fiscal years ended October 31
	2017	2016	2017	2016	2017	2016
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	3.8%	4.0%	2.0%	1.6%	3.5%	3.4%
Expected increase in compensation levels	2.0%	2.0%	2.4%	2.7%	—	—

The net amounts of non-current assets and current and non-current liabilities for HP’s defined benefit and post-retirement benefit plans recognized on HP’s Consolidated Balance Sheet were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plan (Continued)

	As of October 31
	2017	2016	2017	2016	2017	2016
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
			In millions
Non-current assets	$—	$—	$18	$17	$7	$—
Current liabilities	(33)	(33)	(5)	(5)	(7)	(9)
Non-current liabilities	(1,395)	(1,935)	(330)	(440)	(112)	(136)
Funded status at end of year	$(1,428)	$(1,968)	$(317)	$(428)	$(112)	$(145)

The following table summarizes the pre-tax net actuarial loss (gain) and prior service benefit recognized in Accumulated other comprehensive loss for the defined benefit and post-retirement benefit plans.

	As of October 31, 2017
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
		In millions
Net actuarial loss (gain)	$1,327	$279	$(106)
Prior service benefit	—	(20)	(93)
Total recognized in Accumulated other comprehensive loss	$1,327	$259	$(199)

The following table summarizes HP’s pre-tax net actuarial loss (gain) and prior service benefit that are expected to be amortized from Accumulated other comprehensive loss and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
		In millions
Net actuarial loss (gain)	$59	$27	$(17)
Prior service benefit	—	(5)	(18)
Total expected to be recognized in net periodic benefit cost (credit)	$59	$22	$(35)

Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2017	2016	2017	2016
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$10,838	$10,176	$750	$626
Aggregate projected benefit obligation	$12,266	$12,144	$1,085	$1,070
Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2017	2016	2017	2016
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$10,838	$10,176	$554	$619
Aggregate accumulated benefit obligation	$12,266	$12,144	$777	$960

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plan (Continued)

Fair Value of Plan Assets

Effective November 1, 2016, HP retrospectively adopted ASU 2015-07 "Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)," which removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share as a practical expedient.

The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2017. Refer to Note 9, “Fair Value” for details on fair value hierarchy.

	As of October 31, 2017
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities(1)	$3,174	$40	$—	$3,214	$124	$6	$—	$130	$—	$—	$—	$—
Debt securities(2)
Corporate	—	3,379	—	3,379	—	152	—	152	—	25	—	25
Government	—	2,513	—	2,513	—	84	—	84	—	41	—	41
Real Estate Funds	—	—	—	—	2	51	—	53	—	—	—	—
Insurance Group Annuity Contracts	—	—	—	—	—	7	—	7	—	—	—	—
Common Collective Trusts + 103-12s	—	—	—	—	—	7	—	7	—	—	—	—
Registered Investment Companies(3)	89	—	—	89	—	—	—	—	54	—	—	54
Cash and Cash Equivalents(4)	8	64	—	72	33	—	—	33	—	2	—	2
Other(5)	(172)	(561)	—	(733)	5	9	1	15	(12)	—	—	(12)
Net plan assets subject to leveling	$3,099	$5,435	$—	$8,534	$164	$316	$1	$481	$42	$68	$—	$110

Investments using NAV as a Practical Expedient:
Alternative Investments(6)				1,444				13				198
Common Contractual Funds(7)				13				286				—
Common Collective Trusts and 103-12 Investment Entities(8)				732				—				39
Registered Investment Companies(3)				115				35				4
Investments at Fair Value				$10,838				$815				$351

The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2016.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plan (Continued)

	As of October 31, 2016
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities(1)	$1,716	$59	$—	$1,775	$106	$15	$—	$121	$—	$1	$—	$1
Debt securities(2)
Corporate	—	3,132	—	3,132	—	125	—	125	—	26	—	26
Government	—	1,782	—	1,782	—	63	—	63	—	42	—	42
Real Estate Funds	—	—	—	—	1	43	—	44	—	—	—	—
Insurance Group Annuity Contracts	—	—	—	—	—	6	1	7	—	—	—	—
Common Collective Trusts and 103-12 Investments Entities	—	—	—	—	—	7	—	7	—	—	—	—
Registered Investment Companies(3)	20	—	—	20	—	—	—	—	54	—	—	54
Cash and Cash Equivalents(4)	4	52	—	56	18	—	—	18	—	5	—	5
Other(5)	(169)	(23)	—	(192)	7	16	—	23	(12)	—	—	(12)
Net plan assets subject to leveling	$1,571	$5,002	$—	$6,573	$132	$275	$1	$408	$42	$74	$—	$116

Investments using NAV as a Practical Expedient:
Alternative Investments(6)				1,027				13				219
Common Contractual Funds(7)				1,834				241				—
Common Collective Trusts and 103-12 Investment Entities(8)				639				—				51
Registered Investment Companies(3)				103				30				4
Investments at Fair Value				$10,176				$692				$390

(1)	Investments in publicly-traded equity securities are valued using the closing price on the measurement date as reported on the stock exchange on which the individual securities are traded.

(2)
The fair value of corporate, government and asset-backed debt securities is based on observable inputs of comparable market transactions. For corporate and government debt securities traded on active exchanges, fair value is based on observable quoted prices. Also included in this category is debt issued by national, state and local governments and agencies.

(3)	Includes publicly and privately traded Registered Investment Entities.

(4)
Includes cash and cash equivalents such as short-term marketable securities. Cash and cash equivalents include money market funds, which are valued based on NAV. Other assets were classified in the fair value hierarchy based on the lowest level input (e.g., quoted prices and observable inputs) that is significant to the fair value measure in its entirety.

(5)
Includes reverse repurchase agreements, unsettled transactions, international insured contracts, and derivative instruments. Such unsettled transactions relate primarily to fixed income securities are settled in the first quarter of the next fiscal year. 2017 is the only year we have reverse repurchase agreements.

(6)
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
Note 4: Retirement and Post-Retirement Benefit Plan (Continued)

that invest in the United States and internationally where foreign currencies are hedged.

•
Hedge funds include limited partnerships that invest both long and short primarily in common stocks and credit, relative value, event-driven equity, distressed debt and macro strategies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks and bonds, and from a net long position to a net short position.

(7)
The Common Contractual Fund is an investment arrangement in which institutional investors pool their assets. Units may be acquired in different sub-funds focused on equities, fixed income, alternative investments and emerging markets. Each sub-fund is invested in accordance with the fund’s investment objective and units are issued in relation to each sub-fund. While the sub-funds are not publicly traded, the custodian strikes a net asset value either once or twice a month, depending on the sub-fund. These assets are valued using NAV as a practical expedient.

(8)
Department of Labor 103-12 IE (Investment Entity) designation is for plan assets held by two or more unrelated employee benefit plans which includes limited partnerships and venture capital partnerships. Common collective trusts, interests in 103-12 entities and registered investment companies are valued using NAV as a practical expedient.

Plan Asset Allocations

Refer to the fair value hierarchy table above for actual assets allocations across the benefit plans. The weighted-average target asset allocations across the benefit plans represented in the fair value tables above were as follows:

	2017 Target Allocation
Asset Category	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
Equity-related investments	40.2%	40.6%	69.2%
Debt securities	59.8%	39.3%	18.8%
Real estate	—	6.3%	2.0%
Cash and cash equivalents	—	3.8%	10.0%
Other	—	10.0%	—
Total	100.0%	100.0%	100.0%

Investment Policy

HP’s investment strategy is to seek a competitive rate of return relative to an appropriate level of risk depending on the funded status of each plan and the timing of expected benefit payments. The majority of the plans’ investment managers employ active investment management strategies with the goal of outperforming the broad markets in which they invest. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. A number of the plans’ investment managers are authorized to utilize derivatives for investment or liability exposures, and HP may utilize derivatives to affect asset allocation changes or to hedge certain investment or liability exposures.

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
Note 4: Retirement and Post-Retirement Benefit Plan (Continued)

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

Future Contributions and Funding Policy

In fiscal year 2018, HP expects to contribute approximately $24 million to its non-U.S. pension plans, $33 million to cover benefit payments to U.S. non-qualified plan participants and $7 million to cover benefit claims for HP’s post-retirement benefit plans. HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.

Estimated Future Benefits Payments

As of October 31, 2017, HP estimates that the future benefits payments for the retirement and post-retirement plans are as follows:

Fiscal year	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2018	$823	$28	$54
2019	664	30	45
2020	676	27	41
2021	695	30	38
2022	720	33	35
Next five fiscal years to October 31, 2027	3,690	210	162

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5: Stock-Based Compensation

HP’s stock-based compensation plans include incentive compensation plans and an employee stock purchase plan (“ESPP”).

Stock-Based Compensation Expense and Related Income Tax Benefits for Continuing Operations

Stock-based compensation expense and the resulting tax benefits for continuing operations were as follows:

	For the fiscal years ended October 31
	2017	2016	2015
	In millions
Stock-based compensation expense	$224	$182	$212
Income tax benefit	(71)	(63)	(62)
Stock-based compensation expense, net of tax	$153	$119	$150

In connection with the Separation and in accordance with the employee matters agreement, HP has made certain adjustments to the exercise price and number of stock-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the Separation. Exercisable and non-exercisable stock options have been converted to similar awards of the entity where the employee is working post-separation. Restricted stock unit awards and performance-contingent awards have been adjusted to provide holders with restricted stock units awards and performance-contingent awards in the company that employs such employee following the Separation. The pre-tax stock-based compensation expense due to the adjustments was $2 million in fiscal year 2016. All outstanding restricted stock units and stock options for employees transferred to Hewlett Packard Enterprise were canceled in connection with the Separation. The restricted stock units activity and stock options activity for fiscal year 2015 in the table below include discontinued operations, as the awards were not cancelled until the Separation became effective in the first quarter of fiscal year 2016.

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

Cash received from option exercises and purchases under the Hewlett-Packard Company 2011 Employee Stock Purchase Plan (the “2011 ESPP”) was $118 million in fiscal year 2017, $48 million in fiscal year 2016 and $206 million in fiscal year 2015. The benefit realized for the tax deduction from option exercises in fiscal years 2017, 2016 and 2015 was $15 million, $9 million and $30 million, respectively.

Stock-Based Incentive Compensation Plans

HP’s stock-based incentive compensation plans include equity plans adopted in 2004 and 2000, as amended (“principal equity plans”), as well as various equity plans assumed through acquisitions under which stock-based awards are outstanding. Stock-based awards granted under the principal equity plans include restricted stock awards, stock options and performance-based awards. Employees meeting certain employment qualifications are eligible to receive stock-based awards.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Stock-Based Compensation (Continued)

Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. HP expenses the fair value of restricted stock awards ratably over the period during which the restrictions lapse. The majority of restricted stock units issued by HP contain only service vesting conditions. However, starting in fiscal year 2014, HP began granting performance-adjusted restricted stock units that vest only on the satisfaction of both service and market conditions prior to the expiration of the awards.

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

Restricted Stock Units

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

	For the fiscal years ended October 31
	2017	2016	2015
Weighted-average fair value(1)	$20	$13	$47
Expected volatility(2)	30.5%	32.5%	33.6%
Risk-free interest rate(3)	1.4%	1.2%	1.0%
Expected performance period in years(4)	2.9	2.9	2.9

(1)	The weighted-average fair value was based on performance-adjusted restricted stock units granted during the period.

(2)	The expected volatility was estimated using the historical volatility derived from HP’s common stock.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected performance period was estimated based on the length of the remaining performance period from the grant date.

A summary of restricted stock units activity is as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Stock-Based Compensation (Continued)

	As of October 31
	2017		2016		2015
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares		Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	28,710	$13	29,717	$32	40,808		$24
Granted	15,858	$16	29,286	$10	26,991	(1)	$35
Vested	(11,915)	$14	(4,161)	$13	(34,177)		$26
Awards canceled due to Separation	—	$—	(23,926)	$32	—		$—
Forfeited	(831)	$14	(2,206)	$14	(3,905)		$29
Outstanding at end of year	31,822	$14	28,710	$13	29,717		$32

(1)	In fiscal year 2015, HP assumed approximately 8 million shares of restricted stock units through acquisition with a weighted-average grant date fair value of $33 per share.

The total grant date fair value of restricted stock units vested in fiscal years 2017, 2016 and 2015 was $162 million, $54 million and $889 million, respectively. As of October 31, 2017, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units for continuing operations was $205 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.3 years.
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

	For the fiscal years ended October 31
	2017	2016	2015
Weighted-average fair value(1)	$4	$4	$8
Expected volatility(2)	28.0%	36.2%	26.8%
Risk-free interest rate(3)	1.9%	1.8%	1.7%
Expected dividend yield(4)	2.8%	3.5%	1.8%
Expected term in years(5)	5.5	6.0	5.9

(1)	The weighted-average fair value was based on stock options granted during the period.

(2)
For all awards granted in fiscal year 2017 and 2016, expected volatility was estimated using the leverage-adjusted average of the term-matching volatilities of peer companies due to the lack of volume of forward traded options, which precluded the use of implied volatility. For all awards granted in fiscal year 2015, expected volatility was estimated using the implied volatility derived from options traded on HP’s common stock.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Stock-Based Compensation (Continued)

(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

(5)
For awards subject to service-based vesting, due to the lack of historical exercise and post-vesting termination patterns of the post-Separation employee base, the expected term was estimated using a simplified method for all awards granted in fiscal year 2017 and 2016 and the expected term was estimated using historical exercise and post-vesting termination patterns for all awards granted in fiscal year 2015; and for performance-contingent awards, the expected term represents an output from the lattice model.

A summary of stock options activity is as follows:

	As of October 31
	2017				2016				2015
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	28,218	$12			36,278	$26			57,853	$27
Granted and assumed through acquisition	104	$19			25,425	$6			9,086	$36
Exercised	(9,407)	$11			(4,714)	$8			(12,845)	$19
Awards canceled due to Separation	—	$—			(26,252)	$26			—	$—
Forfeited/canceled/expired	(848)	$17			(2,519)	$17			(17,816)	$40
Outstanding at end of year	18,067	$13	4.2	$152	28,218	$12	5.0	$73	36,278	$26	5.1	$153
Vested and expected to vest	17,692	$13	4.1	$149	26,850	$12	4.9	$71	34,973	$26	5.0	$152
Exercisable	10,898	$12	3.1	$102	15,418	$11	3.7	$62	25,630	$24	4.4	$146

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on the last trading day of fiscal years 2017, 2016 and 2015. The aggregate intrinsic value is the difference between HP’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in fiscal years 2017, 2016 and 2015 was $77 million, $26 million and $214 million, respectively. The total grant date fair value of options vested in fiscal years 2017, 2016 and 2015 was $19 million, $11 million and $131 million, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Stock-Based Compensation (Continued)

The following table summarizes significant ranges of outstanding and exercisable stock options:

	As of October 31, 2017
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
	In thousands	In years	In thousands
$0-$9.99	1,226	2.4	$7	1,226	$7
$10-$19.99	16,634	4.3	$14	9,465	$13
$20-$29.99	207	1.0	$23	207	$23
	18,067	4.2	$13	10,898	$12

As of October 31, 2017, total unrecognized pre-tax stock-based compensation expense related to stock options for continuing operations was $5.7 million, which is expected to be recognized over a weighted-average vesting period of 0.8 years.

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

Shares Reserved

Shares available for future grant and shares reserved for future issuance under the stock-based incentive compensation plans and the 2011 ESPP were as follows:

	As of October 31
	2017	2016	2015
	In thousands
Shares available for future grant	419,071	453,865	215,949
Shares reserved for future issuance	468,531	510,176	276,481

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6: Taxes on Earnings

Provision for Taxes

The domestic and foreign components of earnings from continuing operations before taxes were as follows:

	For the fiscal years ended October 31
	2017	2016	2015
	In millions
U.S.	$(14)	$468	$216
Non-U.S.	3,290	3,293	3,316
	$3,276	$3,761	$3,532
The provision for (benefit from) taxes on earnings from continuing operations was as follows:

	For the fiscal years ended October 31
	2017	2016	2015
	In millions
U.S. federal taxes:
Current	$189	$439	$(2,206)
Deferred	197	470	1,069
Non-U.S. taxes:
Current	302	288	431
Deferred	4	(123)	76
State taxes:
Current	20	(35)	362
Deferred	38	56	82
	$750	$1,095	$(186)

The differences between the U.S. federal statutory income tax rate and HP’s effective tax rate were as follows:

	For the fiscal years ended October 31
	2017	2016	2015
U.S. federal statutory income tax rate from continuing operations	35.0%	35.0%	35.0%
State income taxes from continuing operations, net of federal tax benefit	1.4%	1.1%	(6.1)%
Lower rates in other jurisdictions, net	(13.2)%	(9.3)%	(1.2)%
Research and development (“R&D”) credit	(0.5)%	(2.4)%	(0.2)%
Valuation allowances	(1.9)%	(1.2)%	(48.0)%
Uncertain tax positions	0.4%	11.7%	11.1%
Indemnification related items	(0.3)%	(4.1)%	—%
Other, net	2.0%	(1.7)%	4.1%
	22.9%	29.1%	(5.3)%

The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Puerto Rico, Singapore, China, Malaysia and Ireland. To the extent that HP plans to reinvest earnings of these jurisdictions indefinitely outside the United States, U.S. taxes have not been provided on those indefinitely reinvested earnings.

In fiscal year 2017, HP recorded $72 million of net income tax benefits related to discrete items in the provision for taxes. These amounts primarily include tax benefits of $84 million related to restructuring and other charges, $12 million related to U.S. federal provision to return adjustments, $45 million related to Samsung acquisition-related charges, and $13 million of other net tax benefits. In addition, HP recorded tax charges of $11 million related to changes in state valuation allowances, $22 million of state provision to return adjustments, and $49 million related to uncertain tax positions.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

In fiscal year 2016, HP recorded $301 million of net income tax charges related to discrete items in the provision for taxes for continuing operations. These amounts primarily include uncertain tax positions charges of $525 million related to pre-separation tax matters. In addition, HP recorded $62 million of net tax benefits on restructuring and other charges, $52 million of net tax benefits related to the release of foreign valuation allowances and $41 million of net tax benefits arising from the retroactive research and development credit provided by the Consolidated Appropriations Act of 2016 signed into law in December 2015 and $70 million of other tax benefit.
In fiscal year 2015, HP recorded $1.2 billion of net income tax benefits related to discrete items in the provision for taxes for continuing operations. These amounts included $1.7 billion of tax benefits due to a release of valuation allowances pertaining to certain U.S. deferred tax assets, $449 million of tax charges related to uncertain tax positions on pension transfers, $70 million of tax benefits related to state tax impacts, and $6 million of income tax charges related to various other items. In addition, HP recorded $33 million of income tax charges on restructuring and pension-related costs.
In fiscal year 2017, in addition to the discrete items mentioned above, HP recorded excess tax benefits of $19 million on stock options, restricted stock and performance share units, which are reflected in the Consolidated Statements of Earnings as a component of the provision for income taxes as a result of the early adoption of ASU 2016-09 -“Improvements to Employee Share- Based Payment Accounting”. See Note 1, “Basis of Presentation”, for more details regarding the guidance.
As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2027. The gross income tax benefits attributable to these actions and investments were estimated to be $471 million ($0.28 diluted net EPS) in fiscal year 2017, $341 million ($0.20 diluted net EPS) in fiscal year 2016 and $322 million ($0.18 diluted net EPS) in fiscal year 2015. The gross income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.

Uncertain Tax Positions

A reconciliation of unrecognized tax benefits is as follows:

	As of October 31
	2017	2016	2015
	In millions
Balance at beginning of year	$10,858	$6,546	$1,545
Increases:
For current year’s tax positions	52	468	2,102
For prior years’ tax positions	85	4,004	5,208
Decreases:
For prior years’ tax positions	(181)	(62)	(2,063)
Statute of limitations expirations	(1)	—	(46)
Settlements with taxing authorities	(5)	(98)	(200)
Balance at end of year	$10,808	$10,858	$6,546

As of October 31, 2017, the amount of unrecognized tax benefits was $10.8 billion, of which up to $3.9 billion would affect HP’s effective tax rate if realized. As of October 31, 2016 the amount of unrecognized tax benefits was $10.9 billion of which up to $3.9 billion would affect HP’s effective tax rate if realized. HP continues to record its tax liabilities related to uncertain tax positions and certain liabilities for which it has joint and several liability with Hewlett Packard Enterprise. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Statements of Earnings. As of October 31, 2017, HP had accrued $257 million for interest and penalties.

HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete resolution of certain tax years with various tax authorities within the next 12 months. It is also possible that other federal, foreign and state tax issues may be concluded within the next 12 months. HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $2.7 billion within the next 12 months.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

HP is subject to income tax in the United States and approximately 58 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The IRS is conducting an audit of HP’s 2009, 2010, 2011, 2012, 2013, 2014 and 2015 income tax returns. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2003, 2004 and 2005 tax years, and Revenue Agent Reports (“RAR”) for its fiscal years 2001, 2002, 2006, 2007 and 2008 tax years. The IRS adjustments would, if sustained, reduce the benefits of tax refund claims HP has filed for net operating loss carrybacks to earlier fiscal years and tax credit carryforwards to subsequent years by approximately $377 million.

The U.S. Tax Court ruled in May 2012 against HP related to certain tax attributes claimed by HP for the tax years 1999 through 2003. HP appealed the U.S. Tax Court determination by filing a formal Notice of Appeal with the Ninth Circuit Court of Appeals. This case was argued before the Ninth Circuit in November 2016. The Ninth Circuit Court of Appeals issued its opinion in November 2017 affirming the Tax Court determinations. HP is currently assessing whether or not to further appeal.

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

HP has not provided for U.S. federal income and foreign withholding taxes on $21.7 billion of undistributed earnings from non-U.S. operations as of October 31, 2017 because HP intends to reinvest such earnings indefinitely outside of the U.S. If HP were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. HP will remit non-indefinitely reinvested earnings of its non-U.S. subsidiaries for which deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and HP determines that it is advantageous for business operations, tax or cash management reasons.

Deferred Income Taxes

The significant components of deferred tax assets and deferred tax liabilities were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

	As of October 31
	2017		2016
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss and credit carryforwards	$9,914	$—	$8,725	$—
Unremitted earnings of foreign subsidiaries	—	(5,554)	—	(5,179)
Inventory valuation	7	(34)	—	(12)
Intercompany transactions—excluding inventory	1,901	—	2,560	—
Fixed assets	256	(8)	274	—
Warranty	219	—	248	—
Employee and retiree benefits	519	(3)	592	—
Accounts receivable allowance	103	—	117	—
Intangible assets	16	(209)	23	(213)
Restructuring and other	13	—	17	—
Deferred revenue	231	—	206	—
Other	372	(4)	399	(99)
Gross deferred tax assets and liabilities	13,551	(5,812)	13,161	(5,503)
Valuation allowances	(8,807)	—	(8,520)	—
Net deferred tax assets and liabilities	$4,744	$(5,812)	$4,641	$(5,503)

 Long-term deferred tax assets and liabilities included in the Consolidated Balance Sheets as follows:

	As of October 31
	2017	2016
	In millions
Long-term deferred tax assets	$342	$254
Long-term deferred tax liabilities	(1,410)	(1,116)
Total	$(1,068)	$(862)

HP periodically engages in intercompany advanced royalty payment arrangements that may result in advance payments between subsidiaries in different tax jurisdictions. When the local tax treatment of the intercompany licensing arrangements differs from U.S. GAAP treatment, deferred taxes are recognized. During fiscal year 2017, fiscal year 2016 and fiscal year 2015, HP executed intercompany advanced royalty payment arrangements resulting in advanced payments of $26 million, $1.2 billion, and $3.8 billion, respectively, the result of which was the recognition of zero net U.S. deferred tax assets in fiscal year 2017, 2016 and 2015. In these transactions, the payments were received in the United States from a foreign consolidated affiliate, with a deferral of intercompany revenues over the term of the arrangements, which is approximately 12 months for fiscal year 2017, 18 months for fiscal year 2016 and 5 years for fiscal year 2015. Intercompany royalty revenue is eliminated in consolidation.

As of October 31, 2017, HP had $678 million, $2.5 billion and $28.1 billion of federal, state and foreign net operating loss carryforwards, respectively. Amounts included in state and foreign net operating loss carryforwards will begin to expire in fiscal year 2018 and amounts included in federal net operating loss carryforwards will begin to expire in 2024. HP also has capital loss carryforwards of approximately $8 million, which will expire in 2021, and charitable contributions of $30 million, which will expire in 2022. HP has provided a valuation allowance of $93 million and $8.5 billion for deferred tax assets related to state and foreign net operating loss carryforwards, respectively, that HP does not expect to realize.

As of October 31, 2017, HP had recorded deferred tax assets for various tax credit carryforwards as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$1,050	$—	2022
U.S. R&D and other credits	920	—	2018
Tax credits in state and foreign jurisdictions	288	(115)	2021
Balance at end of year	$2,258	$(115)

Deferred Tax Asset Valuation Allowance

The deferred tax asset valuation allowance and changes were as follows:

	As of October 31
	2017	2016	2015
	In millions
Balance at beginning of year	$8,520	$7,114	$8,231
Income tax expense (benefit)	297	1,421	(2,183)
Other comprehensive income, currency translation and charges to other accounts	(10)	(15)	1,066
Balance at end of year	$8,807	$8,520	$7,114

Gross deferred tax assets at October 31, 2017, 2016 and 2015, were reduced by valuation allowances of $8.8 billion, $8.5 billion and $7.1 billion, respectively. Total valuation allowance increased by $0.3 billion in fiscal year 2017, and increased by $1.4 billion in fiscal year 2016, both years associated primarily with foreign net operating losses, and decreased by $1.1 billion in fiscal 2015, associated with the release of a valuation allowance against deferred tax assets in the United States.

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

Upon completion of the Separation on November 1, 2015, HP recorded income tax indemnification receivables from Hewlett Packard Enterprise for certain income tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the TMA. The actual amount that Hewlett Packard Enterprise may be obligated to pay HP could vary depending upon the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of October 31, 2017 and October 31, 2016 was $1.7 billion and $1.6 billion, respectively.
Note 7: Supplementary Financial Information

Accounts Receivable

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)

	As of October 31
	2017	2016
	In millions
Accounts receivable	$4,515	$4,221
Allowance for doubtful accounts	(101)	(107)
	$4,414	$4,114

The allowance for doubtful accounts related to accounts receivable and changes were as follows:

	As of October 31
	2017	2016	2015
	In millions
Balance at beginning of year	$107	$80	$106
Provision for doubtful accounts	30	65	19
Deductions, net of recoveries	(36)	(38)	(45)
Balance at end of year	$101	$107	$80

HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners in order to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk, to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the Consolidated Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Balance Sheets. The recourse obligations as of October 31, 2017 and 2016 were not material. The costs associated with the sales of trade receivables for fiscal year 2017 and 2016 were not material.

The following is a summary of the activity under these arrangements:

	As of October 31
	2017	2016	2015
	In millions
Balance at beginning of year (1)	$149	$93	$271
Trade receivables sold	9,553	8,222	6,512
Cash receipts	(9,562)	(8,160)	(6,671)
Foreign currency and other	7	(6)	(19)
Balance at end of year (1)	$147	$149	$93

(1) Amounts outstanding from third parties reported in Accounts Receivable in the Consolidated Balance Sheets.

Inventory

	As of October 31
	2017	2016
	In millions
Finished goods	$3,857	$3,103
Purchased parts and fabricated assemblies	1,929	1,381
	$5,786	$4,484

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)

Other Current Assets

	As of October 31
	2017	2016
	In millions
Value-added taxes receivable	$857	$795
Available-for-sale investments (1)	1,149	—
Supplier and other receivables	1,891	1,700
Prepaid and other current assets	1,224	1,087
	$5,121	$3,582

(1)	See Note 9, “Fair Value” and Note 10, “Financial Instruments” for detailed information.

Property, Plant and Equipment, Net

	As of October 31
	2017	2016
	In millions
Land, buildings and leasehold improvements	$2,082	$2,421
Machinery and equipment, including equipment held for lease	3,876	3,663
	5,958	6,084
Accumulated depreciation	(4,080)	(4,348)
	$1,878	$1,736

Depreciation expense was $353 million, $316 million and $302 million in fiscal years 2017, 2016 and 2015, respectively.

Other Non-Current Assets

	As of October 31
	2017	2016
	In millions
Tax indemnifications receivable(1)	$1,695	$1,591
Deferred tax assets	342	254
Other(2)	1,058	1,316
	$3,095	$3,161

(1)	In connection with the TMA discussed under Note 6, “Taxes on Earnings”.

(2)	Includes available-for-sale investments of $61 million and $55 million at October 31, 2017 and 2016, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)

Other Accrued Liabilities

	As of October 31
	2017	2016
	In millions
Other accrued taxes	$895	$755
Warranty	660	729
Sales and marketing programs	2,441	2,312
Other	1,945	1,922
	$5,941	$5,718

Other Non-Current Liabilities

	As of October 31
	2017	2016
	In millions
Pension, post-retirement, and post-employment liabilities	$1,999	$2,705
Deferred tax liability	1,410	1,116
Tax liability	2,005	1,910
Deferred revenue	921	865
Other	827	737
	$7,162	$7,333

Interest and other, net

	For the fiscal years ended October 31
	2017	2016	2015
	In millions
Interest expense on borrowings	$(309)	$(273)	$(167)
Tax indemnifications(1)	47	472	—
Foreign exchange loss	(70)	(76)	(304)
Other, net	89	89	83
	$(243)	$212	$(388)

(1)	In connection with the TMA discussed under Note 6, “Taxes on Earnings”.

Note 8: Goodwill

Goodwill allocated to HP’s reportable segments and changes in the carrying amount of goodwill were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Personal Systems	Printing	Total
	In millions
Balance at October 31, 2015(1)	$2,588	$3,092	$5,680
Acquisitions	5	—	5
Dispositions(2)	—	(63)	(63)
Balance at October 31, 2016(1)	2,593	3,029	5,622
Acquisitions	—	—	—
Dispositions	—	—	—
Balance at October 31, 2017(1)	$2,593	$3,029	$5,622

(1)	Goodwill is net of accumulated impairment losses of $0.8 billion related to Corporate Investments.

(2)	Divestiture of technology assets, including licensing and distribution rights, for certain software offerings to Open Text Corporation. See Note 18, “Divestitures”.

Goodwill is tested for impairment at the reporting unit level. As of October 31, 2017, our reporting units are consistent with the reportable segments identified in Note 2, “Segment Information.” There were no goodwill impairments in fiscal years 2017 and 2016. HP will continue to evaluate goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 9: Fair Value (Continued)

The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2017				As of October 31, 2016
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$1,390	$—	$1,390	$—	$2,092	$—	$2,092
Financial institution instruments	—	6	—	6	—	—	—	—
Government debt(1)	3,902	100	—	4,002	2,568	—	—	2,568
Available-for-Sale Investments:
Corporate debt	—	629	—	629	—	—	—	—
Financial institution instruments	—	78	—	78	—	2	—	2
Government debt(1)	—	442	—	442	—	—	—	—
Mutual funds	49	—	—	49	44	—	—	44
Marketable equity securities	6	6	—	12	5	4	—	9
Derivative Instruments:
Interest rate contracts	—	—	—	—	—	48	—	48
Foreign currency contracts	—	110	10	120	—	266	11	277
Other derivatives	—	1	—	1	—	—	—	—
Total Assets	$3,957	$2,762	$10	$6,729	$2,617	$2,412	$11	$5,040
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$12	$—	$12	$—	$—	$—	$—
Foreign currency contracts	—	358	2	360	—	94	1	95
Other derivatives	—	—	—	—	—	2	—	2
Total Liabilities	$—	$370	$2	$372	$—	$96	$1	$97
 (1) Government debt includes instruments such as U.S. treasury notes, U.S agency securities and non-U.S. government bonds. Government debt Money market funds in active markets are included in Level 1.

There were no transfers between levels within the fair value hierarchy during fiscal years 2017 and 2016.

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

Derivative Instruments:  HP uses forward contracts, interest rate and total return swaps and at times, option contracts to hedge certain foreign currency and interest rate exposures. HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign exchange rates, and forward and spot prices for currencies and interest rates. See Note 10, “Financial Instruments” for a further discussion of HP’s use of derivative instruments.

Other Fair Value Disclosures

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 9: Fair Value (Continued)

Short- and Long-Term Debt:  HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP’s short- and long-term debt was $8.1 billion at October 31, 2017 compared to its carrying amount of $7.8 billion at that date. The estimated fair value of HP’s short- and long-term debt was $7.1 billion as compared to its carrying value of $6.8 billion at October 31, 2016. If measured at fair value in the Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.

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

Non-Marketable Equity Investments and Non-Financial Assets: HP’s non-marketable equity investments and non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Consolidated Balance Sheets, these would generally be classified within Level 3 of the fair value hierarchy.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments

Cash Equivalents and Available-for-Sale Investments

	As of October 31, 2017				As of October 31, 2016
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$1,390	$—	$—	$1,390	$2,092	$—	$—	$2,092
Financial institution instruments	6	—	—	6	—	—	—	—
Government debt	4,002	—	—	4,002	2,568	—	—	2,568
Total cash equivalents	5,398	—	—	5,398	4,660	—	—	4,660
Available-for-Sale Investments:
Corporate debt(1)	629	—	—	629	—	—	—	—
Financial institution instruments(1)	78	—	—	78	2	—	—	2
Government debt(1)	443	—	(1)	442	—	—	—	—
Marketable equity securities	5	7	—	12	6	3	—	9
Mutual funds	39	10	—	49	35	9	—	44
Total available-for-sale investments	1,194	17	(1)	1,210	43	12	—	55
Total cash equivalents and available-for-sale investments	$6,592	$17	$(1)	$6,608	$4,703	$12	$—	$4,715

(1)
HP classifies its marketable debt securities as available-for-sale investments within Other current assets on the Consolidated Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2017 and 2016, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $66 million in fiscal year 2017, $24 million in fiscal year 2016, and $75 million in fiscal year 2015. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2017
	Amortized Cost	Fair Value
	In millions
Due in one year or less	$538	$538
Due in one to five years	612	611
	$1,150	$1,149

Equity securities in privately held companies include cost basis and equity method investments and are included in Other non-current assets in the Consolidated Balance Sheets. These amounted to $37 million and $16 million as of October 31, 2017 and 2016, respectively.

Derivative Instruments

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Financial Instruments (Continued)

HP uses derivatives to offset business exposure to foreign currency and interest rate risk on expected future cash flows and on certain existing assets and liabilities. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps and, at times, option contracts to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP may designate its derivative contracts as fair value hedges or cash flow hedges. HP classifies cash flows from its designated derivative contracts with the activities that correspond to the underlying hedged items on the Consolidated Statements of Cash Flows. For derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Balance Sheets.

As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $258 million and $2 million as of October 31, 2017 and 2016, respectively, all of which were fully collateralized within two business days.

Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of October 31, 2017 and 2016.
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

Cash Flow Hedges

HP uses forward contracts and at times, option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of revenue, operating expenses, and intercompany loans denominated in currencies other than the U.S. dollar. HP’s foreign currency cash flow hedges mature generally within twelve months; however, hedges related to longer-term procurement arrangements extend several years and forward contracts associated with intercompany loans extend for the duration of the lease or loan term, which typically range from two to five years.

For derivative instruments that are designated and qualify as cash flow hedges, HP initially records changes in fair value for the effective portion of the derivative instrument in Accumulated other comprehensive loss as a separate component of stockholders’ deficit in the Consolidated Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of its cash flow hedges in the same financial statement line item as changes in the fair value of the hedged item.

Net Investment Hedges

HP used forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency was the local currency. As part of the Separation, HP disposed of all these foreign subsidiaries and no longer utilizes net investment hedges. HP recorded the effective portion of such derivative instruments together with changes in the fair value of the hedged items in Cumulative translation adjustment as a separate component of stockholders’ deficit.

HP INC. AND SUBSIDIARIES
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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

The gross notional and fair value of derivative instruments in the Consolidated Balance Sheets was as follows:

	As of October 31, 2017					As of October 31, 2016
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$2,500	$—	$—	$—	$12	$2,000	$—	$48	$—	$—
Cash flow hedges:
Foreign currency contracts	16,149	92	12	245	100	11,852	203	63	52	12
Total derivatives designated as hedging instruments	18,649	92	12	245	112	13,852	203	111	52	12
Derivatives not designated as hedging instruments
Foreign currency contracts	5,801	16	—	15	—	3,934	11	—	31	—
Other derivatives	123	1	—	—	—	150	—	—	2	—
Total derivatives not designated as hedging instruments	5,924	17	—	15	—	4,084	11	—	33	—
Total derivatives	$24,573	$109	$12	$260	$112	$17,936	$214	$111	$85	$12

Offsetting of Derivative Instruments

HP recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of October 31, 2017 and 2016, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Financial Instruments (Continued)

	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Derivatives	Financial Collateral		Net Amount
	In millions
As of October 31, 2017
Derivative assets	$121	$—	$121	$108	$4	(1)	$9
Derivative liabilities	$372	$—	$372	$108	$219	(2)	$45
As of October 31, 2016
Derivative assets	$325	$—	$325	$88	$189	(1)	$48
Derivative liabilities	$97	$—	$97	$88	$2	(2)	$7

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

Effect of Derivative Instruments on the Consolidated Statements of Earnings

The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for fiscal years ended October 31, 2017, 2016 and 2015 was as follows:

	(Loss) Gain Recognized in Income on Derivative Instruments and Related Hedged Items
Derivative Instrument	Location	2017	2016	2015	Hedged Item	Location	2017	2016	2015
		In millions					In millions
Interest rate contracts	Interest and other, net	$(60)	$10	$(12)	Fixed-rate debt	Interest and other, net	$60	$(10)	$12

The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships for fiscal years ended October 31, 2017, 2016 and 2015 was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Financial Instruments (Continued)

(Loss) Gain Recognized in OCI on Derivatives (Effective Portion)				(Loss) Gain Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	2017	2016	2015		2017	2016	2015
	In millions				In millions
Cash flow hedges:
Foreign currency contracts	$(651)	$199	$610	Net revenue	$(156)	$20	$995
				Cost of revenue	(35)	(84)	(156)
				Other operating expenses	1	1	(3)
				Interest and other, net	(9)	—	(4)
Continuing Operations	(651)	199	610	Loss (earnings) from continuing operations	(199)	(63)	832
Discontinued Operations	—	—	481	Earnings from discontinued operations	—	—	480
Total	$(651)	$199	$1,091	Total	$(199)	$(63)	$1,312
Net investment hedges:
Foreign currency contracts
Continuing Operations	$—	$—	$—
Discontinued Operations	—	—	228
Total	$—	$—	$228

As of October 31, 2017, 2016 and 2015, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material for fiscal years 2017, 2016 and 2015.

As of October 31, 2017, HP expects to reclassify an estimated net Accumulated other comprehensive income of approximately $159 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Earnings for fiscal years 2017, 2016 and 2015 was as follows:

	(Loss) Gain Recognized in Income on Derivatives
	Location	2017	2016	2015
		In millions
Foreign currency contracts	Interest and other, net	$(32)	$(34)	$293
Other derivatives	Interest and other, net	3	(6)	(1)
Total		$(29)	$(40)	$292

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11: Borrowings

Notes Payable and Short-Term Borrowings

	As of October 31
	2017		2016
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Commercial paper	$943	1.8%	$—	—%
Current portion of long-term debt	96	3.5%	51	4.1%
Notes payable to banks, lines of credit and other	33	1.5%	27	2.0%
	$1,072		$78

Long-Term Debt

	As of October 31
	2017	2016
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	$648	$648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,249	1,248
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,498	1,498
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	102	102
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	300	300
	6,494	6,493
Other, including capital lease obligations, at 0.51%-8.49%, due in calendar years 2018-2025	360	244
Fair value adjustment related to hedged debt	8	72
Less: Unamortized debt issuance cost(2)	(19)	(23)
Less: current portion of long-term debt	(96)	(51)
Total long-term debt	$6,747	$6,735

(1)	HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.

(2) Effective November 1, 2016, HP adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which amended the presentation of debt issuance costs as a direct deduction from the carrying amount of debt liability.

In December 2016, HP filed a shelf registration statement with the SEC to enable the company to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants.
As disclosed in Note 10, “Financial Instruments”, HP uses interest rate swaps to mitigate some of the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Borrowings (Continued)

floating interest expense. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.

As of October 31, 2017, aggregate future maturities of debt at face value (excluding unamortized debt issuance cost of $19 million and discounts on debt issuance of $6 million less fair value adjustment related to hedged debt of $8 million), including capital lease obligations were as follows:

Fiscal year	In millions
2018	$1,072
2019	505
2020	77
2021	2,949
2022	2,014
Thereafter	1,219
Total	$7,836

Commercial Paper

On November 1, 2015, HP’s Board of Directors authorized HP to borrow up to a total outstanding principal balance of $4.0 billion or the equivalent in foreign currencies for the use and benefit of HP and HP’s subsidiaries, by the issuance of commercial paper or through the execution of promissory notes, loan agreements, letters of credit, agreements for lines of credit or overdraft facilities. As of October 31, 2017, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $4.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $4.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $4.0 billion authorized by HP’s Board of Directors.

Credit Facility

As of October 31, 2017, HP maintained a $4.0 billion senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until April 2, 2019. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP’s external credit ratings. As of October 31, 2017, HP was in compliance with the financial covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources

As of October 31, 2017, HP’s and HP’s subsidiaries had available borrowing resources of $846 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facility discussed above.

Note 12: Stockholders’ Deficit

Dividends

The stockholders of HP common stock are entitled to receive dividends when and as declared by HP’s Board of Directors. Dividends declared were $0.53 per share of common stock in fiscal year 2017, $0.50 per share of common stock in fiscal year 2016 and $0.67 per share of common stock in fiscal year 2015.

Share Repurchase Program

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Stockholders’ Deficit (Continued)

HP’s share repurchase program authorizes both open market and private repurchase transactions. In fiscal year 2017, HP executed share repurchases of 80 million shares, which include 1.5 million shares settled in November 2017. In fiscal year 2017, HP settled total shares for $1.4 billion.

In fiscal year 2016, HP executed share repurchases of 100 million shares. In fiscal year 2016, HP settled total shares for $1.2 billion. In fiscal year 2015, HP executed share repurchases of 75 million shares and settled total shares for $2.9 billion.

The shares repurchased in fiscal years 2017, 2016 and 2015 were all open market repurchase transactions. As of October 31, 2017, HP had remaining authorization of approximately $2.5 billion for future share repurchases under the $3.0 billion repurchase authorization approved by HP’s Board of Directors on October 10, 2016.

Taxes related to Other Comprehensive Income (Loss)

	For the fiscal years ended October 31
	2017	2016	2015
	In millions
Tax effect on change in unrealized components of available-for-sale securities:
Tax (provision) benefit on unrealized gains (losses) arising during the period	$(1)	$(3)	$2

Tax effect on change in unrealized components of cash flow hedges:
Tax benefit (provision) on unrealized (losses) gains arising during the period	42	32	(294)
Tax (benefit) provision benefit on losses (gains) reclassified into earnings	(16)	(1)	368
	26	31	74
Tax effect on change in unrealized components of defined benefit plans:
Tax (provision) benefit on gains (losses) arising during the period	(140)	242	5
Tax provision on amortization of actuarial loss and prior service benefit	(21)	(12)	(18)
Tax benefit (provision) on curtailments, settlements and other	72	(213)	24
	(89)	17	11
Tax provision on change in cumulative translation adjustment	—	—	(73)
Tax (provision) benefit on other comprehensive income (loss)	$(64)	$45	$14

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Stockholders’ Deficit (Continued)

Changes and reclassifications related to Other Comprehensive income, net of taxes

	For the fiscal years ended October 31
	2017	2016	2015
	In millions
Other comprehensive income (loss), net of taxes:
Change in unrealized components of available-for-sale securities:
Unrealized gains (losses) arising during the period	$3	$(2)	$(15)

Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(609)	231	797
Losses (gains) reclassified into earnings(1)	183	62	(944)
	(426)	293	(147)
Change in unrealized components of defined benefit plans:
Gains (Losses) arising during the period	315	(517)	(543)
Amortization of actuarial loss and prior service benefit(2)	53	39	425
Curtailments, settlements and other	75	(30)	139
	443	(508)	21
Change in cumulative translation adjustment	—	—	(280)
Other comprehensive income (loss), net of taxes	$20	$(217)	$(421)

(1)	Reclassification of pre-tax losses (gains) on cash flow hedges into the Consolidated Statements of Earnings was as follows:

	For the fiscal years ended October 31
	2017	2016	2015
	In millions
Net revenue	$156	$(20)	$(995)
Cost of revenue	35	84	156
Other operating expenses	(1)	(1)	3
Interest and other, net	9	—	4
Loss (earnings) from continuing operations	199	63	(832)
Earnings from discontinued operations	—	—	(480)
Total	$199	$63	$(1,312)
(2)    These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4,
“Retirement and Post-Retirement Benefit Plans”.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Stockholders’ Deficit (Continued)

The components of accumulated other comprehensive loss, net of taxes as of October 31, 2017 and changes during fiscal year 2017 were as follows:

	Net unrealized gain on available-for-sale securities	Net unrealized gain (loss) on cash flow hedges	Unrealized components of defined benefit plans	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$9	$186	$(1,633)	$(1,438)
Other comprehensive income (loss) before reclassifications	3	(609)	390	(216)
Reclassifications of loss into earnings	—	183	53	236
Balance at end of period	$12	$(240)	$(1,190)	$(1,418)

Note 13: Earnings Per Share

HP calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock units, stock options, performance-based awards and shares purchased under the 2011 employee stock purchase plan.
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	For the fiscal years ended October 31
	2017	2016	2015
	In millions, except per share amounts
Numerator:
Net earnings from continuing operations	$2,526	$2,666	$3,718
Net (loss) earnings from discontinued operations	—	(170)	836
Net earnings	$2,526	$2,496	$4,554
Denominator:
Weighted-average shares used to compute basic net EPS	1,688	1,730	1,814
Dilutive effect of employee stock plans	14	13	22
Weighted-average shares used to compute diluted net EPS	1,702	1,743	1,836
Basic net earnings per share:
Continuing operations	$1.50	$1.54	$2.05
Discontinued operations	—	(0.10)	0.46
Basic net earnings per share	$1.50	$1.44	$2.51
Diluted net earnings per share:
Continuing operations	$1.48	$1.53	$2.02
Discontinued operations	—	(0.10)	0.46
Diluted net earnings per share	$1.48	$1.43	$2.48
Anti-dilutive weighted-average options(1)	1	13	23

(1)
HP excludes stock options and restricted stock units where the assumed proceeds exceed the average market price from the calculation of diluted net EPS, because their effect would be anti-dilutive. The assumed proceeds of a stock option include the sum of its exercise price, and average unrecognized compensation cost. The assumed proceeds of a restricted stock unit represent unrecognized compensation cost.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 14: Litigation and Contingencies

HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of October 31, 2017, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

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

Reprobel, a cooperative society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, requested by extrajudicial means that HP amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the French-speaking chambers of the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that copyright levies payable on such MFDs must be assessed based on the copying speed when operated in the normal print mode set by default in the device. On November 16, 2012, the court issued a decision holding that Belgium law is not in conformity with European Union (“EU”) law in a number of respects and ordered that, by November 2013, Reprobel substantiate that the amounts claimed by Reprobel are commensurate with the harm resulting from legitimate copying under the reprographic exception. HP subsequently appealed that court decision to the Courts of Appeal in Brussels seeking to confirm that the Belgian law is not in conformity with EU law and that, if Belgian law is interpreted in a manner consistent with EU law, no payments by HP are required or, alternatively, the payments already made by HP are sufficient to comply with its obligations under Belgian law. On October 23, 2013, the Court of Appeal in Brussels stayed the proceedings and referred several questions to the Court of Justice of the European Union (“CJEU”) relating to whether the Belgian reprographic copyright levies system is in conformity with EU law. The case was heard by the CJEU on January 29, 2015 and on November 12, 2015, the CJEU published its judgment providing that a national legislation such as the Belgian one at issue in the main proceedings is incompatible with EU law on multiple legal points, as argued by HP. The Court of Appeal issued an appealable decision on May 12, 2017 providing that Belgian reprographic copyright levies are due notwithstanding the lack of conformity of the system with EU law in certain aspects. Applicable levies are to be calculated based on the objective speed of each MFD as established by an expert appointed by the Court of Appeal.

Based on industry opposition to the extension of levies to digital products, HP’s assessments of the merits of various proceedings and HP’s estimates of the number of units impacted and the amounts of the levies, HP has accrued amounts that it believes are adequate to address the ongoing disputes.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Litigation and Contingencies (Continued)

Hewlett-Packard Company v. Oracle Corporation. On June 15, 2011, HP filed suit against Oracle Corporation (“Oracle”) in California Superior Court in Santa Clara County in connection with Oracle’s March 2011 announcement that it was discontinuing software support for HP’s Itanium-based line of mission critical servers. HP asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases. HP prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP’s Itanium-based servers for as long as HP decided to sell such servers. The second phase of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP’s damages claim infringed on Oracle’s First Amendment rights. On August 27, 2015, the California Court of Appeals rejected Oracle’s appeal. The matter was remanded to the trial court for the second phase of the trial, which began on May 23, 2016 and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP, awarding HP approximately $3.0 billion in damages, which included approximately$1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for HP for this amount with interest accruing until the judgment is paid. Oracle’s motion for new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. The schedule for appellate briefing and argument has not yet been established. HP expects that the appeals process could take several years to complete. Litigation is unpredictable, and there can be no assurance that HP will recover damages, or that any award of damages will be for the amount awarded by the jury’s verdict. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the Separation.

Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a workforce reduction (“WFR”) plan on or after May 23, 2012 and who were 40 years of age or older. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after May 23, 2012. Following a partial motion to dismiss, a motion to strike and a motion to compel arbitration that the defendants filed in November 2016, the plaintiffs amended their complaint.  New plaintiffs were added, but the plaintiffs agreed that the class period for the nationwide collective action should be shortened and now starts on December 9, 2014. On January 30, 2017, the defendants filed another partial motion to dismiss and motions to compel arbitration as to several of the plaintiffs.  On March 20, 2017, the defendants filed additional motions to compel arbitration as to a number of the opt-in plaintiffs. On September 20, 2017, the Court granted the motions to compel arbitration as to the plaintiffs and opt-ins who signed WFR release agreements (17 individuals), and also stayed the entire case until the arbitrations are completed. The plaintiffs filed a motion for reconsideration, which is still pending.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

Russia GPO and Other Anti-Corruption Investigations.  The German Public Prosecutor’s Office (“German PPO”) has been conducting an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the General Prosecutor’s Office of the Russian Federation. The approximately $35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network. The German PPO issued an indictment of four individuals, including one current and two former HP employees, on charges including bribery, breach of trust and tax evasion. The German PPO also requested that HP be made an associated party to the case, and, if that request is granted, HP would participate in any portion of the court proceedings that could ultimately bear on the question of whether HP should be subject to potential disgorgement of profits based on the conduct of the indicted current and former employees. On August 29, 2017, the Regional Court of Leipzig decided not to admit the matter to trial. If affirmed, this ruling will result in the termination of the prosecution. The German PPO has appealed this decision. The appeal is currently pending with the Higher Regional Court in Dresden.

Class Actions re Authentication of Supplies. Five purported consumer class actions were filed against HP, arising out of the supplies authentication protocol in certain OfficeJet printers. This authentication protocol rejects some third-party ink cartridges that use non-HP security chips. Two of the cases were dismissed, and the remaining cases have been consolidated in the United States District Court for the Northern District of California, captioned In re HP Printer Firmware Update Litigation. The remaining plaintiffs’ operative consolidated complaint was filed on March 22, 2017, alleging eleven causes of action: (1) unfair and unlawful business practices in violation of the Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.; (2) fraudulent business practices in violation of the Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.; (3) violations of the False Advertising Law, Cal. Bus. & Prof. Code § 17500, et seq.; (4) violations of the Consumer Legal Remedies Act, Cal. Civ. Code § 1750, et seq.; (5) violations of the Texas Deceptive Trade Practices ‒ Consumer Protection Act, Tex. Bus. & Com. Code Ann. § 17.01, et seq.; (6) violations of the Washington Consumer Protection Act, Wash. Rev. Code Ann. § 19.86.010, et seq.; (7) violations of the New Jersey Consumer Fraud Act, New Jersey Statutes Ann. 56:8-1, et seq.; (8) violations of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030, et seq.; (9) violations of the California Computer Data Access and Fraud Act, Cal. Penal Code § 502; (10) Trespass to Chattels; and (11) Tortious Interference with Contractual Relations and/or Prospective Economic Advantage. The plaintiffs seek to certify a primary class of all persons in the United States who purchased or owned the OfficeJet printers in question, and they alternatively seek to certify subclasses of all such printer purchasers or owners in California, Texas, Washington, and/or New Jersey. On April 21, 2017, HP filed a motion to dismiss the consolidated complaint. The court held a hearing on July 14, 2017. HP’s motion to dismiss remains pending.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Litigation and Contingencies (Continued)

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

Litigation.  As described below, HP is involved in various stockholder litigation relating to, among other things, its October 2011 acquisition of Autonomy and its November 20, 2012 announcement that it recorded a non-cash charge for the impairment of goodwill and intangible assets within Hewlett Packard Enterprise’s software segment of approximately $8.8 billion in the fourth quarter of its 2012 fiscal year and HP’s statements that, based on HP’s findings from an ongoing investigation, the majority of this impairment charge related to accounting improprieties, misrepresentations to the market and disclosure failures at Autonomy that occurred prior to and in connection with HP’s acquisition of Autonomy and the impact of those improprieties, failures and misrepresentations on the expected future financial performance of the Autonomy business over the long term. This stockholder litigation was commenced against, among others, certain current and former HP executive officers, certain current and former members of HP’s Board of Directors and certain advisors to HP. The plaintiffs in these litigation matters are seeking to recover certain compensation paid by HP to the defendants and/or other damages. Pursuant to the separation and distribution agreement, HP and Hewlett Packard Enterprise share equally the cost and any damages arising from these litigation matters. These matters include the following:

•In re Hewlett-Packard Shareholder Derivative Litigation (the “Federal Court Derivative Action”) consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP’s acquisition of Autonomy and the financial performance of HP’s enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP’s acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP’s acquisition of Autonomy and Autonomy’s Intelligent Data Operating Layer technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in “abuse of control” over HP, corporate waste and were unjustly enriched. The litigation was stayed until June 2014. The lead plaintiff filed a stipulation of proposed settlement on June 30, 2014. The court declined to grant preliminary approval to this settlement, and, on December 19, 2014, also declined to grant preliminary approval to a revised version of the settlement. On January 22, 2015, the lead plaintiff moved for preliminary approval of a further revised version of the settlement. On March 13, 2015, the court issued an order granting preliminary approval to the settlement. On July 24, 2015, the court held a hearing to entertain any remaining objections to the settlement and decide whether to grant final approval of the settlement. On July 30, 2015, the court granted final approval to the settlement and denied all remaining objections to the settlement. Three objectors to the settlement appealed the court’s final approval order to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). Plaintiffs-appellants filed their opening briefs on December 30, 2015. HP’s response brief was filed on February 29, 2016, and the reply briefs were filed on May 12, 2016. Oral argument occurred on May 15, 2017. On November 28, 2017, the final approval order was affirmed by the Ninth Circuit.

•Autonomy Corporation Limited v. Michael Lynch and Sushovan Hussain. On April 17, 2015, four HP subsidiaries (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Litigation and Contingencies (Continued)

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

•In re HP ERISA Litigation consists of three consolidated putative class actions filed beginning on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 18, 2011 to November 22, 2012, the defendants breached their fiduciary obligations to HP’s 401(k) Plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of the Employee Retirement Income Security Act of 1974, as amended, by concealing negative information regarding the financial performance of Autonomy and HP’s enterprise services business and by failing to restrict participants from investing in HP stock. On August 16, 2013, HP filed a motion to dismiss the lawsuit. On March 31, 2014, the court granted HP’s motion to dismiss this action with leave to amend. On July 16, 2014, the plaintiffs filed a second amended complaint containing substantially similar allegations and seeking substantially similar relief as the first amended complaint. On June 15, 2015, the court granted HP’s motion to dismiss the second amended complaint in its entirety and denied plaintiffs leave to file another amended complaint. On July 2, 2015, plaintiffs appealed the court’s order to the Ninth Circuit. Oral argument occurred on May 15, 2017.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Litigation and Contingencies (Continued)

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
  For information on the cross-indemnifications related to the tax matter agreements and litigations effective upon the Separation on November 1, 2015, see Note 6, “Taxes on Earnings” and Note 14, “Litigation and Contingencies”, respectively.

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

HP’s aggregate product warranty liabilities and changes were as follows:

	As of October 31
	2017	2016
	In millions
Balance at beginning of year	$980	$1,184
Accruals for warranties issued	925	966
Adjustments related to pre-existing warranties (including changes in estimates)	(8)	(23)
Settlements made (in cash or in kind)	(999)	(1,147)
Balance at end of year	$898	$980

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 16: Commitments

Lease Commitments

HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense from continuing operations was approximately $0.2 billion in each of fiscal years 2017, 2016 and 2015.

As of October 31, 2017, future minimum operating lease commitments were as follows:

Fiscal year	In millions
2018	$288
2019	213
2020	147
2021	99
2022	83
Thereafter	401
Less: Sublease rental income	(174)
Total	$1,057

Unconditional Purchase Obligations

As of October 31, 2017, HP had unconditional purchase obligations of $1,208 million. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancelable without penalty.

As of October 31, 2017, unconditional purchase obligations were as follows:

Fiscal year	In millions
2018	$728
2019	289
2020	116
2021	52
2022	21
Thereafter	2
Total	$1,208

Note 17: Discontinued Operations

 On November 1, 2015, HP completed the Separation of Hewlett Packard Enterprise. After the Separation, HP does not beneficially own any shares of Hewlett Packard Enterprise common stock.

The following table presents the financial results of HP’s discontinued operations:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	For the fiscal years ended October 31
	2017	2016	2015
	In millions
Net revenue	$—	$—	$51,892
Cost of revenue(1)	—	—	37,072
Expenses(2)	—	201	13,269
Interest and other, net(3)(4)	(47)	(208)	351
Earnings from discontinued operations before taxes	$47	$7	$1,200
Provision for taxes(4)	(47)	(177)	(364)
Net (loss) earnings from discontinued operations	$—	$(170)	$836

(1)	Cost of products, cost of services and financing interest.

(2)	Expenses for fiscal year 2016 were primarily related to separation costs.

(3)
In fiscal year 2015, allocation of interest to Hewlett Packard Enterprise was based on using the average effective interest rate of the debt assumed by Hewlett Packard Enterprise and the debt repaid as part of the Separation. In fiscal year 2015, Interest and other, net also includes loss from the early extinguishment of debt in connection with the review of HP’s capital structure and the Separation.

(4)
In connection with the TMA, Interest and other, net for fiscal year 2017 and fiscal year 2016 includes changes in the tax indemnifications amounts of $47 million and $208 million, respectively. Provision for taxes for fiscal year 2017 and fiscal year 2016 includes the tax impact relating to the above described changes of $47 million and $201 million, respectively. For more information on tax indemnifications and the TMA, see Note 6, “Taxes on Earnings”.

The following table presents the significant non-cash items and capital expenditures of HP’s discontinued operations:

c	For the fiscal year ended October 31, 2015
In millions
Depreciation and amortization	$3,657
Purchases of property, plant and equipment	$3,020

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 19: Subsequent Events
On November 1, 2017, HP made a cash payment of $1.1 billion to Samsung Electronics Co., Ltd. in connection with the acquisition of its printer business. The cash payment is subject to adjustment and is expected to be final during fiscal year 2018.

HP INC. AND SUBSIDIARIES
Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	For the three-month fiscal periods ended in fiscal year 2017
	January 31	April 30	July 31	October 31
Net revenue	$12,684	$12,385	$13,060	$13,927
Cost of revenue	10,436	10,002	10,633	11,407
Research and development	296	314	289	291
Selling, general and administrative	1,017	1,087	1,096	1,176
Restructuring and other charges	63	140	46	113
Acquisition-related charges	16	20	40	49
Amortization of intangible assets	—	1	—	—
Defined benefit plan settlement charges	—	3	1	1
Total costs and expenses	11,828	11,567	12,105	13,037
Earnings from operations	856	818	955	890
Interest and other, net	(81)	(64)	(56)	(42)
Earnings before taxes	775	754	899	848
Provision for taxes	(164)	(195)	(203)	(188)
Net earnings	$611	$559	$696	$660
Net earnings per share:(1)
Basic	$0.36	$0.33	$0.41	$0.40
Diluted	$0.36	$0.33	$0.41	$0.39
Cash dividends paid per share	$0.13	$0.14	$0.13	$0.13
Range of per share stock prices on the New York Stock Exchange
Low	$14.12	$14.84	$17.10	$18.36
High	$16.25	$18.83	$19.58	$22.31

	For the three-month fiscal periods ended in fiscal year 2016
	January 31	April 30	July 31	October 31
Net revenue	$12,246	$11,588	$11,892	$12,512
Cost of revenue	9,961	9,338	9,720	10,221
Research and development	292	301	298	318
Selling, general and administrative	1,037	1,002	719	1,075
Restructuring and other charges	20	100	36	49
Acquisition-related charges	—	—	—	7
Amortization of intangible assets	8	6	2	—
Defined benefit plan settlement charges	—	—	—	179
Total costs and expenses	11,318	10,747	10,775	11,849
Earnings from continuing operations	928	841	1,117	663
Interest and other, net	(94)	(5)	(36)	347
Earnings from continuing operations before taxes	834	836	1,081	1,010
Provision for taxes	(184)	(176)	(238)	(497)
Net earnings from continuing operations	650	660	843	513
Net loss from discontinued operations	(58)	(31)	(60)	(21)
Net earnings	$592	$629	$783	$492
Net loss per share:(1)
Basic
Continuing operations	$0.37	$0.38	$0.49	$0.30
Discontinued operations	(0.04)	(0.01)	(0.03)	(0.01)
Total basic net earnings per share	$0.33	$0.37	$0.46	$0.29
Diluted
Continuing operations	$0.36	$0.38	$0.49	$0.30
Discontinued operations	(0.03)	(0.02)	(0.04)	(0.02)
Total diluted net earnings per share	$0.33	$0.36	$0.45	$0.28
Cash dividends paid per share	$0.12	$0.12	$0.12	$0.12
Range of per share stock prices on the New York Stock Exchange
Low	$9.24	$8.91	$11.31	$13.55
High	$14.82	$12.96	$14.27	$15.88

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following information is included in HP’s Proxy Statement related to its 2018 Annual Meeting of Stockholders to be filed within 120 days after HP’s fiscal year end of October 31, 2017 (the “Proxy Statement”) and is incorporated herein by reference:

•
Information regarding directors of HP who are standing for reelection and any persons nominated to become directors of HP is set forth under “Corporate Governance—Management Proposal No. 1 Election of Directors.”

•
Information regarding HP’s Audit Committee and designated “audit committee financial experts” is set forth under “Corporate Governance—Management Proposal No. 1 Election of Directors—Board Committees and Committee Composition—Audit Committee.”

•
Information on HP’s code of business conduct and ethics for directors, officers and employees, also known as the “Standards of Business Conduct”, is set forth under “Corporate Governance—Management Proposal No. 1 Election of Directors—Code of Conduct” and information on HP’s Corporate Governance Guidelines is set forth under “—Corporate Governance Highlights”, “—Director Nominees and Director Nominees’ Experience and Qualifications” and “—Director Independence.”

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under “Ownership of Our Stock—Section 16(a) Beneficial Ownership Reporting Compliance.”
ITEM 11. Executive Compensation.
The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding HP’s compensation of its named executive officers is set forth under “Executive Compensation.”

•	Information regarding HP’s compensation of its directors is set forth under “Corporate Governance—Management Proposal No. 1 Election of Directors—Director Compensation and Stock Ownership Guidelines.”

•
The report of HP’s HR and Compensation Committee is set forth under “Executive Compensation—Management Proposal No. 3 Advisory Vote to Approve Executive Compensation—HR and Compensation Committee Report on Executive Compensation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following information is included in the Proxy Statement and is incorporated herein by reference:

•
Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Ownership of Our Stock—Common Stock Ownership of Certain Beneficial Owners and Management.”

•
Information regarding HP’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Executive Compensation—Management Proposal No. 3 Advisory Vote to Approve Executive Compensation—Equity Compensation Plan Information.”

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding transactions with related persons is set forth under “Corporate Governance—Management Proposal No. 1 Election of Directors—Fiscal 2016 Related Person Transactions.”

•	Information regarding director independence is set forth under “Corporate Governance—Management Proposal No. 1 Election of Directors—Director Independence.”

ITEM 14. Principal Accounting Fees and Services.
Information regarding principal accounting fees and services is set forth under “Audit Matters—Management Proposal No. 2 Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

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
3.Exhibits:

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.3	November 5, 2015
2(d)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
2(e)	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.5	November 5, 2015
2(f)	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.6	November 5, 2015
2(g)	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC.**	8-K	001-04423	2.7	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.2	July 26, 2017
4(a)	Form of Senior Indenture.	S-3	333-134327	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-30786	4.2	December 15, 2016
4(c)	Form of Registrant’s 3.750% Global Note due December 1, 2020 and form of related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	December 2, 2010
4(d)	Form of Registrant’s 4.300% Global Note due June 1, 2021 and form of related Officers’ Certificate.	8-K	001-04423	4.5 and 4.6	June 1, 2011
4(e)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(f)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(g)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012
4(h)	Form of Registrant’s 2.750% Global Note due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers’ Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(i)	Specimen certificate for the Registrant’s common stock.	8-A/A	001-04423	4.1	June 23, 2006
9	None.
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(d)	Registrant’s 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant’s Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant’s Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(k)	Form of Option Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(l)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(e)(e)(e)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
10(j)(j)	Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.	8-K	001-04423	10.1	November 5, 2015
10(k)(k)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(l)(l)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015
10(n)(n)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2017.†*
10(o)(o)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(o)(o)	March 3, 2016
10(p)(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(q)(q)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(t)(t)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(u)(u)	First Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.* †	10-K	001-04423	10(u)(u)	December 15, 2016
10(v)(v)	Second Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-Q	001-04423	10(v)(v)	March 2, 2017
10(w)(w)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(x)(x)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(y)(y)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(z)(z)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(z)(z)	March 2, 2017
10(a)(a)(a)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017
11	None.
12	Statements of Computation of Ratio of Earnings to Fixed Charges.†
13	None.
14	None.
15	None.
18	None.
21	Subsidiaries of the Registrant as of October 31, 2017.†
22	None.
23	Consent of Independent Registered Public Accounting Firm.†
24	Power of Attorney (included on the signature page).

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

* Indicates management contract or compensatory plan, contract or arrangement.
** Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Registration S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
† Filed herewith.
†† Furnished herewith.

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

Date: December 14, 2017	HP INC.
	By:	/s/ CATHERINE A. LESJAK
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

Signature	Title(s)	Date

/s/ DION J. WEISLER	President and Chief Executive Officer (Principal Executive Officer)	December 14, 2017
Dion J. Weisler

/s/ CATHERINE A. LESJAK	Chief Financial Officer (Principal Financial Officer)	December 14, 2017
Catherine A. Lesjak

/s/ MARIE E. MYERS	Global Controller and Head of Finance Services (Principal Accounting Officer)	December 14, 2017
Marie E. Myers

/s/ AIDA ALVAREZ	Director	December 14, 2017
Aida Alvarez

/s/ SHUMEET BANERJI	Director	December 14, 2017
Shumeet Banerji

/s/ ROBERT R. BENNETT	Director	December 14, 2017
Robert R. Bennett

/s/ CHARLES V. BERGH	Director	December 14, 2017
Charles V. Bergh

/s/ STACY BROWN-PHILPOT	Director	December 14, 2017
Stacy Brown-Philpot

/s/ STEPHANIE BURNS	Director	December 14, 2017
Stephanie Burns

/s/ MARY ANNE CITRINO	Director	December 14, 2017
Mary Anne Citrino

/s/ STACEY MOBLEY	Director	December 14, 2017
Stacey Mobley

/s/ SUBRA SURESH	Director	December 14, 2017
Subra Suresh

ITEM 16. Form 10-K Summary
None.