Form 10-K/A
period 2017-10-31
HP INC
filed 2017-12-15
CIK 47217

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
III

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to HP Inc.’s Annual Report on Form 10-K for the year ended October 31, 2017 (the “Form 10-K”) is to file Exhibit 101 with the Form 10-K in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language (“XBRL”) data associated with the Form 10-K was inadvertently omitted from that filing. No other changes have been made to the Form 10-K, and this Amendment No. 1 does not modify or update in any way disclosures made in the original filing. For ease of reference the entire Form 10-K, including all other exhibits filed therewith, are included with this amended filing.

Exhibit 101 consists of the following materials from the Form 10-K, filed with the Securities and Exchange Commission on December 14, 2017, formatted in XBRL:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: December 14, 2017	HP INC.
	By:	*
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

Signature	Title(s)	Date

*	President and Chief Executive Officer (Principal Executive Officer)	December 14, 2017
Dion J. Weisler

*	Chief Financial Officer (Principal Financial Officer)	December 14, 2017
Catherine A. Lesjak

*	Global Controller and Head of Finance Services (Principal Accounting Officer)	December 14, 2017
Marie E. Myers

*	Director	December 14, 2017
Aida Alvarez

*	Director	December 14, 2017
Shumeet Banerji

*	Director	December 14, 2017
Robert R. Bennett

*	Director	December 14, 2017
Charles V. Bergh

*	Director	December 14, 2017
Stacy Brown-Philpot

*	Director	December 14, 2017
Stephanie Burns

*	Director	December 14, 2017
Mary Anne Citrino

*	Director	December 14, 2017
Stacey Mobley

*	Director	December 14, 2017
Subra Suresh

* by Ruairidh Ross, as attorney-in-fact

ITEM 16. Form 10-K Summary
None.