Form 10-Q
period 2018-01-31
HP INC
filed 2018-03-01
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2018
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP common stock outstanding as of January 31, 2018 was 1,641,373,766 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended January 31, 2018
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, “company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our sustainability goals, the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP’s businesses; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP’s products and the delivery of HP’s services effectively; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; risks associated with HP’s international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the impact of changes in tax laws, including uncertainties related to the interpretation and application of the Tax Cuts and Jobs Act of 2017 on HP’s tax obligations and effective tax rate; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including, but not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended October 31, 2017, and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (“the SEC”). HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended January 31
	2018	2017
	In millions, except per share amounts
Net revenue	$14,517	$12,684
Costs and expenses:
Cost of revenue	11,935	10,436
Research and development	347	296
Selling, general and administrative	1,169	1,017
Restructuring and other charges	31	63
Acquisition-related charges	42	16
Amortization of intangible assets	20	—
Total costs and expenses	13,544	11,828
Earnings from operations	973	856
Interest and other, net	(68)	(81)
Earnings before taxes	905	775
Provision for taxes	1,033	(164)
Net earnings	$1,938	$611

Net earnings per share:
Basic	$1.17	$0.36
Diluted	$1.16	$0.36

Cash dividends declared per share	$0.28	$0.27

Weighted-average shares used to compute net earnings per share:
Basic	1,650	1,704
Diluted	1,669	1,721
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended January 31
	2018	2017
	In millions
Net earnings	$1,938	$611
Other comprehensive loss before taxes:
Change in unrealized components of available-for-sale securities:
Unrealized (losses) gains arising during the period	(3)	3
Gains reclassified into earnings	(5)	—
	(8)	3

Change in unrealized components of cash flow hedges:
Unrealized losses arising during the period	(551)	(169)
Losses (gains) reclassified into earnings	70	(71)
	(481)	(240)
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	12	20
Curtailments, settlements and other	1	—
	13	20
Other comprehensive loss before taxes	(476)	(217)
Benefit from (provision for) taxes	65	(14)
Other comprehensive loss, net of taxes	(411)	(231)
Comprehensive income	$1,527	$380
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	January 31, 2018	October 31, 2017
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$5,475	$6,997
Accounts receivable	4,396	4,414
Inventory	5,655	5,786
Other current assets	5,691	5,121
Total current assets	21,217	22,318
Property, plant and equipment	2,026	1,878
Goodwill	5,935	5,622
Other non-current assets	6,067	3,095
Total assets	$35,245	$32,913
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$1,529	$1,072
Accounts payable	12,848	13,279
Employee compensation and benefits	706	894
Taxes on earnings	213	214
Deferred revenue	1,039	1,012
Other accrued liabilities	7,014	5,941
Total current liabilities	23,349	22,412
Long-term debt	6,340	6,747
Other non-current liabilities	8,298	7,162
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,641 and 1,650 shares issued and outstanding at January 31, 2018 and October 31, 2017, respectively)	16	16
Additional paid in capital	417	380
Retained deficit	(1,346)	(2,386)
Accumulated other comprehensive loss	(1,829)	(1,418)
Total stockholders’ deficit	(2,742)	(3,408)
Total liabilities and stockholders’ deficit	$35,245	$32,913
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three months ended January 31
	2018	2017
	In millions
Cash flows from operating activities:
Net earnings	$1,938	$611
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	129	84
Stock-based compensation expense	85	75
Restructuring and other charges	31	63
Deferred taxes on earnings	(3,713)	67
Other, net	13	19
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	272	614
Inventory	364	(69)
Accounts payable	(478)	(116)
Taxes on earnings	2,463	(75)
Restructuring and other	(133)	(51)
Other assets and liabilities	25	(455)
Net cash provided by operating activities	996	767
Cash flows from investing activities:
Investment in property, plant and equipment	(129)	(101)
Proceeds from sale of property, plant and equipment	110	69
Purchases of available-for-sale securities and other investments	(268)	(2)
Maturities and sales of available-for-sale securities and other investments	139	2
Collateral posted for derivative instruments	(608)	(54)
Collateral returned for derivative instruments	53	—
Payment made in connection with business acquisition, net of cash acquired	(1,020)	—
Net cash used in investing activities	(1,723)	(86)
Cash flows from financing activities:
(Payments of) Proceeds from short-term borrowings with original maturities less than 90 days, net	(106)	35
Proceeds from short-term borrowings with original maturities greater than 90 days	200	—
Proceeds from debt, net of issuance costs	—	5
Payment of short-term borrowings with original maturities greater than 90 days	(118)	(3)
Payment of debt	(41)	(24)
Settlement of cash flow hedges	—	(4)
Net payments related to stock-based award activities	(38)	(34)
Repurchase of common stock	(462)	(386)
Cash dividends paid	(230)	(227)
Net cash used in financing activities	(795)	(638)
(Decrease) Increase in cash and cash equivalents	(1,522)	43
Cash and cash equivalents at beginning of period	6,997	6,288
Cash and cash equivalents at end of period	$5,475	$6,331
Supplemental schedule of non-cash activities:
Purchase of assets under capital leases	$90	$40
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 1: Basis of Presentation
Separation Transaction
On November 1, 2015, Hewlett-Packard Company completed the separation of Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses (the “Separation”). In connection with the Separation, Hewlett-Packard Company changed its name to HP Inc. (“HP”) and entered into a separation and distribution agreement as well as various other agreements with Hewlett Packard Enterprise that provide a framework for the relationships between the parties, including among others a tax matters agreement, an employee matters agreement, a transition service agreement, a real estate matters agreement, a master commercial agreement and an information technology service agreement. For more information on the impacts of these agreements, see Note 6, “Taxes on Earnings”, Note 7, “Supplementary Financial Information”, Note 13, “Litigation and Contingencies” and Note 14, “Guarantees, Indemnifications and Warranties”.
Basis of Presentation
The accompanying Consolidated Condensed Financial Statements of HP and its wholly-owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited, but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Condensed Financial Statements for the fiscal year ended October 31, 2017 in the Annual Report on Form 10-K, filed on December 14, 2017. The Consolidated Condensed Balance Sheet for October 31, 2017 was derived from audited financial statements.
Principles of Consolidation
The Consolidated Condensed Financial Statements include the accounts of HP and its subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. All intercompany balances and transactions have been eliminated.
Reclassifications
HP implemented an organizational change to align its segment and business unit financial reporting more closely with its current business structure. HP reflected this change to its segment and business unit information in prior reporting periods on an as-if basis. The reporting changes had no impact on previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share (“EPS”). See Note 2, “Segment Information”, for a further discussion of HP’s segment and business unit realignments.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2018, the FASB issued guidance, which eliminates the stranded tax effects in other comprehensive income resulting from the Tax Cuts and Jobs Act (the “TCJA”). Because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. HP is required to adopt the guidance in the first quarter of fiscal year 2020. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.
In August 2017, the FASB issued guidance, which amends the existing accounting standards for derivatives and hedging. The amendment improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and made certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. HP is required to adopt the guidance in the first quarter of fiscal year 2020. Earlier adoption is permitted. HP is currently evaluating the timing and impact of this guidance on the Consolidated Condensed Financial Statements.
In January 2017, the FASB issued guidance, which amends the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. HP is required to adopt the guidance in the first quarter of fiscal year 2019. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.

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
In May 2014, the FASB issued guidance, which amends the existing accounting standards for revenue recognition. The amendments (Topic 606) are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented (“full retrospective method”) or retrospectively with the cumulative effect recognized as of the date of initial application (“modified retrospective method”). HP will adopt the new revenue standard in the first quarter of fiscal 2019 and intends to apply the modified retrospective method. Based on the initial assessment, it is not anticipated that the adoption will have a material impact on the amount or timing of revenue recognized in the Consolidated Condensed Financial Statements. We continue to make progress on assessing the overall impact of adoption of the standard on our business processes, systems and controls.

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
A summary description of each segment is as follows:
Personal Systems provides Commercial and Consumer desktop and notebook personal computers (“PCs”), workstations, thin clients, Commercial tablets and mobility devices, retail point-of-sale systems, displays and other related accessories, software, support and services for the commercial and consumer markets. HP groups Commercial notebooks, Commercial desktops, Commercial services, Commercial tablets and mobility devices, Commercial detachables and convertibles, Workstations, retail point-of-sale systems and thin clients into Commercial PCs and Consumer notebooks, Consumer desktops, Consumer services and Consumer detachables into Consumer PCs when describing performance in these markets. Described below are HP’s global business capabilities within Personal Systems:

•
Commercial PCs are optimized for use by customers, including enterprise and SMBs, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in networked environments. Additionally, HP offers a range of services and solutions to enterprise and SMBs to help them manage the lifecycle of their PC and mobility installed base.

•	Consumer PCs are optimized for consumer usage, focusing on multi-media consumption, online browsing, gaming and light productivity.
Personal Systems groups its global business capabilities into Notebooks, Desktops, Workstations and Other when reporting business performance.

•	Notebooks consists of Consumer notebooks, Commercial notebooks, Mobile workstations and Commercial tablets and mobility devices;

•	Desktops includes Consumer desktops, Commercial desktops, thin clients, and retail point-of-sale systems;

•	Workstations consists of Desktop Workstations and accessories; and

•	Other consists of Consumer and Commercial services as well as other Personal Systems capabilities.
Printing provides Consumer and Commercial printer hardware, Supplies, solutions and services, as well as scanning devices. Printing is also focused on imaging solutions in the commercial markets. Described below are HP’s global business capabilities within Printing:

•
Office Printing Solutions delivers HP’s office printers, supplies, services, and solutions to SMBs and large enterprises. It also includes Samsung Electronics Co., Ltd (“Samsung”)-branded and Original Equipment Manufacturer (“OEM”) hardware, supplies and solutions. HP goes to market through its extensive channel network and directly with HP sales. Ongoing key initiatives include design and deployment of A3 products and solutions for the copier and multifunction printer market, printer security solutions, PageWide solutions and award-winning JetIntelligence LaserJet products.

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

•
Graphics Solutions delivers large-format, commercial and industrial solutions to print service providers and packaging converters through the largest portfolio of printers and presses (HP DesignJet, HP Latex, HP Scitex, HP Indigo and HP PageWide Web Presses).

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

•
Supplies comprises a set of highly innovative consumable products, ranging from Ink and Laser cartridges to media, graphics supplies, 3D Printing supplies and Samsung-branded A4 and A3 supplies and OEM supplies, for recurring use in Consumer and Commercial Hardware.

Corporate Investments includes HP Labs and certain business incubation projects.
The accounting policies HP uses to derive segment results are substantially the same as those used by HP in preparing these financial statements. HP derives the results of the business segments directly from its internal management reporting system.
HP does not allocate certain operating expenses, which it manages at the corporate level, to its segments. These unallocated amounts include certain corporate governance costs and market-related retirement credits, stock-based compensation expense, restructuring and other charges, acquisition-related charges, amortization of intangible assets, defined benefit plan settlement charges.
Realignment
Effective at the beginning of its first quarter of fiscal year 2018, HP implemented an organizational change to align its segment and business unit financial reporting more closely with its current business structure. The organizational change resulted in the transfer of long life consumables from Commercial to Supplies within the Printing segment. Certain revenues related to service arrangements, which are being eliminated for the purposes of reporting HP’s consolidated net revenue, have now been reclassified from Other to segments. HP has reflected this change to its segment and business unit information in prior reporting periods on an as-if basis. The reporting change had no impact on previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.
Segment Operating Results from Operations

	Personal Systems	Printing	Corporate Investments	Total Segments	Other	Total
	In millions
Three months ended January 31, 2018
Net revenue	$9,440	$5,076	$1	$14,517	$—	$14,517
Earnings (loss) from operations	$337	$801	$(19)	$1,119
Three months ended January 31, 2017
Net revenue	$8,216	$4,464	$2	$12,682	$2	$12,684
Earnings (loss) from operations	$312	$714	$(23)	$1,003
The reconciliation of segment operating results to HP consolidated results was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)

	Three months ended January 31
	2018	2017
	In millions
Net Revenue:
Total segments	$14,517	$12,682
Other	—	2
Total net revenue	$14,517	$12,684
Earnings before taxes:
Total segment earnings from operations	$1,119	$1,003
Corporate and unallocated costs and other	33	7
Stock-based compensation expense	(85)	(75)
Restructuring and other charges	(31)	(63)
Acquisition-related charges	(42)	(16)
Amortization of intangible assets	(20)	—
Defined benefit plan settlement charges	(1)	—
Interest and other, net	(68)	(81)
Total earnings before taxes	$905	$775
Net revenue by segment and business unit was as follows:

	Three months ended January 31
	2018	2017
	In millions
Notebooks	$5,595	$4,890
Desktops	2,955	2,534
Workstations	543	491
Other	347	301
Personal Systems	9,440	8,216
Supplies	3,351	3,035
Commercial Hardware	1,070	839
Consumer Hardware	655	590
Printing	5,076	4,464
Corporate Investments	1	2
Total segment net revenue	14,517	12,682
Other	—	2
Total net revenue	$14,517	$12,684

Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the three months ended January 31, 2018 and 2017 summarized by plan were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 3: Restructuring and Other Charges (Continued)

	Fiscal 2017 Plan		Fiscal 2015 Plan		Fiscal 2012 Plan
	Severance	Infrastructure and other	Severance and PRP(1)	Infrastructure and other	Severance and EER(2)	Infrastructure and other	Total
	In millions
Accrued balance as of October 31, 2017	$76	$19	$6	$2	$3	$2	$108
Charges	12	6	—	—	—	—	18
Cash payments	(60)	(25)	—	(2)	—	—	(87)
Non-cash and other adjustments	2	—	—	—	—	—	2
Accrued balance as of January 31, 2018	$30	$—	$6	$—	$3	$2	$41
Total costs incurred to date as of January 31, 2018	$153	$100	$171	$27	$1,075	$44	$1,570
Reflected in Consolidated Condensed Balance Sheets
Other accrued liabilities	$30	$—	$6	$—	$3	$1	$40
Other non-current liabilities	—	—	—	—	—	1	1
Accrued balance as of October 31, 2016	$24	$—	$21	$4	$7	$2	$58
Charges	24	1	6	—	1	—	32
Cash payments	(8)	(1)	(24)	(2)	(2)	—	(37)
Non-cash and other adjustments	—	—	1	—	—	—	1
Accrued balance as of January 31, 2017	$40	$—	$4	$2	$6	$2	$54

(1)	PRP represents Phased Retirement Program.

(2)	EER represents Enhanced Early Retirement.
Fiscal 2017 Plan
On October 10, 2016, HP’s Board of Directors approved a restructuring plan (the “Fiscal 2017 Plan”), which it expects will be implemented through fiscal year 2019. HP estimates that it will incur aggregate pre-tax charges of approximately $500 million relating to labor and non-labor actions. HP estimates that approximately half of the expected cumulative pre-tax costs will relate to severance and the remaining will relate to infrastructure, non-labor actions and other charges, as described below. HP expects around 4,000 employees to exit by the end of fiscal year 2019.
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
Other Charges
Other charges include non-recurring costs, including those as a result of Separation, and are distinct from ongoing operational costs. These costs primarily relate to information technology costs such as advisory, consulting and non-recurring labor costs. For the three months ended January 31, 2018 and 2017, HP incurred $13 million and $31 million of other charges, respectively.

Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2018	2017	2018	2017	2018	2017
	In millions
Service cost	$—	$—	$14	$12	$—	$—
Interest cost	113	117	6	4	4	4
Expected return on plan assets	(181)	(169)	(10)	(8)	(6)	(6)
Amortization and deferrals:
Actuarial loss (gain)	15	18	7	10	(4)	(2)
Prior service benefit	—	—	(1)	(1)	(5)	(5)
Net periodic (credit) benefit cost	(53)	(34)	16	17	(11)	(9)
Settlement loss	1	—	—	—	—	—
Total periodic (credit) benefit cost	$(52)	$(34)	$16	$17	$(11)	$(9)
Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2018, HP anticipates making contributions of approximately $24 million to its non-U.S. pension plans, approximately $33 million to its U.S. non-qualified plan participants and approximately $7 million to cover benefit claims under HP’s post-retirement benefit plans. During the three months ended January 31, 2018, HP contributed $11 million to its non-U.S. pension plans, paid $10 million to cover benefit payments to U.S. non-qualified plan participants, and paid $1 million to cover benefit claims under HP’s post-retirement benefit plans.
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

Note 5: Stock-Based Compensation
HP’s stock-based compensation plans permit the issuance of restricted stock awards, stock options and performance-based awards.
Stock-based compensation expense and the resulting tax benefits were as follows:

	Three months ended January 31
	2018	2017
	In millions
Stock-based compensation expense	$85	$75
Income tax benefit	(19)	(24)
Stock-based compensation expense, net of tax	$66	$51
Restricted Stock Awards
Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. For the three months ended January 31, 2018 and 2017, HP granted only restricted stock units. HP uses the closing stock price on the grant date to estimate the fair value of service-based restricted stock units. HP estimates the fair value of restricted stock units subject to performance-adjusted vesting conditions using a combination of the closing stock price on the grant date and the Monte Carlo simulation model. The weighted-average fair value and the assumptions used to measure the fair value of restricted stock units subject to performance-adjusted vesting conditions in the Monte Carlo simulation model were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 5: Stock-Based Compensation (Continued)

	Three months ended January 31
	2018	2017
Weighted-average fair value(1)	$24	$20
Expected volatility(2)	29.8%	30.5%
Risk-free interest rate(3)	1.9%	1.4%
Expected performance period in years(4)	2.9	2.9

(1)	The weighted-average fair value was based on performance-adjusted restricted stock units granted during the period.

(2)	The expected volatility was estimated using the historical volatility derived from HP’s common stock.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected performance period was estimated based on the length of the remaining performance period from the grant date.
A summary of restricted stock unit activity was as follows:

	Three months ended January 31, 2018
	Shares	Weighted-Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	31,822	$14
Granted	13,428	$21
Vested	(12,670)	$14
Forfeited	(216)	$16
Outstanding at end of period	32,364	$17
As of January 31, 2018, there was $350 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which HP expects to recognize over the remaining weighted-average vesting period of 1.5 years.
Stock Options
HP utilizes the Black-Scholes-Merton option pricing formula to estimate the fair value of stock options subject to service-based vesting conditions. HP estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of the Monte Carlo simulation model and a lattice model, as these awards contain market conditions. HP did not grant any stock options for the three months ended January 31, 2018 and 2017. A summary of stock option activity was as follows:

	Three months ended January 31, 2018
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	18,067	$13
Exercised	(3,277)	$13
Forfeited and expired	(10)	$14
Outstanding at end of period	14,780	$13	3.9	$123
Vested and expected to vest	14,628	$13	3.8	$122
Exercisable	11,156	$13	3.3	$96
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the first quarter of fiscal year 2018. The aggregate intrinsic value is the difference between HP’s closing stock price on the last trading day of the first quarter of fiscal

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 5: Stock-Based Compensation (Continued)

year 2018 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three months ended January 31, 2018 was $30 million.
As of January 31, 2018, there was $4 million of unrecognized pre-tax, stock-based compensation expense related to unvested stock options, which HP expects to recognize over the remaining weighted-average vesting period of 0.6 years.
In January 2018, the Board approved an amendment and restatement of the HP’s 2004 Stock Incentive Plan, which included retiring 80 million shares from the plan’s share reserves.

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
Upon completion of the Separation on November 1, 2015, HP recorded income tax indemnification receivables from Hewlett Packard Enterprise for certain income tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the TMA. The actual amount that Hewlett Packard Enterprise may be obligated to pay HP could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of January 31, 2018 was $1.7 billion.
Provision for Taxes
On December 22, 2017, the TCJA was signed by the President of the United States and enacted into law. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017 (the “Effective Date”), or in the case of certain other provisions, January 1, 2018.
When a U.S federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment. As a result of the TCJA, HP has calculated a U.S. federal statutory corporate income tax rate of 23% for the fiscal year ending October 31, 2018 and applied this rate in computing the first quarter of fiscal year 2018 income tax provision. The U.S. federal statutory corporate income tax rate of 23% is the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 35% applicable to HP’s 2018 fiscal year prior to the Effective Date and the post-enactment U.S. federal statutory tax rate of 21% applicable to the 2018 fiscal year thereafter. HP expects the U.S. federal statutory rate to be 21% for fiscal years beginning after October 31, 2018.
Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period”. During the measurement period, impacts of the TCJA are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.
SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the TCJA.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

As of January 31, 2018, HP has not completed its accounting for the tax effects of the TCJA, however, in certain cases HP has made a reasonable estimate of the effects for remeasurement on its existing deferred tax balances and the one-time transition tax. With respect to the Global Intangible Low Taxed Income (“Global Minimum Tax”) provisions and realizability of our deferred tax assets, further discussed below, HP has not been able to make a reasonable estimate and continue to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The impact of the TCJA may differ materially from this estimate due to changes in interpretations and assumptions HP has made, additional guidance that may be issued and actions HP may take as a result of the TCJA. The impacts of HP's estimates are described further below.
While HP has not yet completed its analysis to the impact on its deferred tax balances, HP recorded provisional income tax expense of $1.2 billion related to the remeasurement of its deferred tax assets and liabilities that will reverse at the new 21% rate. However, HP is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
The TCJA also includes a one-time mandatory deemed repatriation transition tax on the net accumulated post-1986 earnings and profits (“E&P”) of a U.S. taxpayer’s foreign subsidiaries. HP has computed a provisional deemed repatriation tax of approximately $3.2 billion of which more than half is expected to be offset with existing and future tax attributes reducing HP’s cash outlay. Companies may elect to pay this tax over 8 years and HP intends to make this election. HP has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based, in part, on the amount of those earnings held in cash and other specified assets. This amount may change when HP finalizes the calculation of post-1986 E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
As a result of the deemed repatriation tax noted above, which is based on HP’s total post-1986 deferred foreign income, HP redetermined $5.5 billion of its U.S. deferred tax liability on those unremitted earnings with a provisional tax payable of $3.2 billion, as noted above. This resulted in a net benefit. This tax benefit is provisional as HP is still analyzing certain aspects of the legislation and refining calculations, which could potentially materially affect the measurement of these amounts.
In January 2018, the FASB released guidance on the accounting for tax on the Global Minimum Tax provisions of TCJA. The Global Minimum Tax provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to Global Minimum Tax inclusions or to treat any taxes on Global Minimum Tax inclusions as period cost are both acceptable methods subject to an accounting policy election. HP is still evaluating whether to make a policy election to treat the Global Minimum Tax as a period cost or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate Global Minimum Tax income when they reverse in future years. In addition HP is still evaluating the realizability of certain deferred tax assets. There could be additional changes including a further write down, an increase in the valuation allowance and/or other changes to HP's deferred taxes once it completes these evaluations.
As a result of U.S. tax reform, HP revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 35% to 23%. HP’s effective tax rate was (114.1%) and 21.2% for the three months ended January 31, 2018 and 2017, respectively. The difference between the U.S. federal statutory tax rate of 23% and HP’s effective tax rate for the three months ended January 31, 2018 is primarily due to the impact of U.S. tax reform, and favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. For the three months ended January 31, 2017 HP’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all foreign earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.
During the three months ended January 31, 2018, HP recorded $1.1 billion of net tax benefits related to discrete items in the provision for taxes. As noted above, HP has not yet completed its analysis of the full impact of TCJA however HP recorded a provisional tax benefit of $1.1 billion related to $5.5 billion net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, partially offset by $3.2 billion net expense for the repatriation tax payable in installments over eight years and $1.2 billion net expense for remeasurement of our deferred tax assets and liabilities for the revaluation of our deferred assets and liabilities to the new U.S. tax rate of 21%. This amount also included tax benefits related to audit settlements, acquisition charges and other tax benefits of $32 million, $18 million and $12 million, respectively, offset by uncertain tax position charges of $43 million.
During the three months ended January 31, 2017, HP recorded $1 million of net tax benefit related to discrete items in the provision for taxes. This amount included a tax benefit of $17 million related to uncertain tax positions and a tax benefit of $19

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

million related to restructuring and other charges. These tax benefits were offset by $26 million related to the state tax provision to return adjustments and $9 million related to various other items.
During the three months ended January 31, 2018, in addition to the discrete items mentioned above, HP recorded excess tax benefits of $28.0 million, on stock options, restricted stock units and performance adjusted restricted stock units, which are reflected in the Consolidated Condensed Statements of Earnings as a component of the provision for income taxes as a result of the early adoption in fiscal 2017 of ASU 2016-09 -“Improvements to Employee Share- Based Payment Accounting”. See Note 1, “Basis of Presentation”, for more details regarding the adoption.
Uncertain Tax Positions
As of January 31, 2018, the amount of unrecognized tax benefits was $9.8 billion, of which up to $3.4 billion would affect HP’s effective tax rate if realized. The amount of unrecognized tax benefits decreased by $1.0 billion for the three months ended January 31, 2018. HP continues to record its tax liabilities related to uncertain tax positions and certain liabilities for which it has joint and several liability with Hewlett Packard Enterprise. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of January 31, 2018, HP had accrued $278 million for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete resolution of certain tax years with various tax authorities within the next 12 months. It is also possible that other federal, foreign and state tax issues may be concluded within the next 12 months. HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by up to $1.5 billion within the next 12 months.

Note 7: Supplementary Financial Information
Accounts Receivable

	As of
	January 31, 2018	October 31, 2017
	In millions
Accounts receivable	$4,504	$4,515
Allowance for doubtful accounts	(108)	(101)
	$4,396	$4,414
The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Three months ended January 31, 2018
In millions
Balance at beginning of period	$101
Provision for doubtful accounts	7
Balance at end of period	$108
HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners in order to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of January 31, 2018 and October 31, 2017 were not material. The costs associated with the sales of trade receivables for the three months ended January 31, 2018 and 2017 were not material.
The following is a summary of the activity under these arrangements:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 7: Supplementary Financial Information (Continued)

	Three months ended January 31
	2018	2017
	In millions
Balance at beginning of period(1)	$147	$149
Trade receivables sold	2,936	2,449
Cash receipts	(2,921)	(2,493)
Foreign currency and other	10	(1)
Balance at end of period(1)	$172	$104
(1) Amounts outstanding from third parties reported in Accounts Receivable in the Consolidated Condensed Balance Sheets.
Inventory

	As of
	January 31, 2018	October 31, 2017
	In millions
Finished goods	$3,768	$3,857
Purchased parts and fabricated assemblies	1,887	1,929
	$5,655	$5,786
Other Current Assets

	As of
	January 31, 2018	October 31, 2017
	In millions
Value-added taxes receivable	$867	$857
Available-for-sale investments(1)	1,266	1,149
Supplier and other receivables	2,445	1,891
Prepaid and other current assets	1,113	1,224
	$5,691	$5,121
_________________________
(1)See Note 8, “Fair Value” and Note 9, “Financial Instruments” for detailed information.
Property, Plant and Equipment

	As of
	January 31, 2018	October 31, 2017
	In millions
Land, buildings and leasehold improvements	$1,894	$2,082
Machinery and equipment, including equipment held for lease	4,040	3,876
	5,934	5,958
Accumulated depreciation	(3,908)	(4,080)
	$2,026	$1,878
Other Non-Current Assets

	As of
	January 31, 2018	October 31, 2017
	In millions
Income tax indemnifications receivable	$1,713	$1,695
Deferred tax assets	2,648	342
Other(1)	1,706	1,058
	$6,067	$3,095

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 7: Supplementary Financial Information (Continued)

(1)    Includes available-for-sale investments of $58 million and $61 million as of January 31, 2018 and October 31, 2017, respectively.
Other Accrued Liabilities

	As of
	January 31, 2018	October 31, 2017
	In millions
Other accrued taxes	$960	$895
Warranty	677	660
Sales and marketing programs	2,725	2,441
Other	2,652	1,945
	$7,014	$5,941
Other Non-Current Liabilities

	As of
	January 31, 2018	October 31, 2017
	In millions
Pension, post-retirement, and post-employment liabilities	$1,930	$1,999
Deferred tax liability	100	1,410
Tax liability	4,254	2,005
Deferred revenue	945	921
Other	1,069	827
	$8,298	$7,162
Interest and other, net

	Three months ended January 31
	2018	2017
	In millions
Interest expense on borrowings	$(87)	$(73)
Foreign exchange loss	(13)	(29)
Other, net	32	21
	$(68)	$(81)

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2018				As of October 31, 2017
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$1,180	$—	$1,180	$—	$1,390	$—	$1,390
Financial institution instruments	—	—	—	—	—	6	—	6
Government debt(1)	2,833	—	—	2,833	3,902	100	—	4,002
Available-for-Sale Investments:
Corporate debt	—	667	—	667	—	629	—	629
Financial institution instruments	—	77	—	77	—	78	—	78
Government debt(1)	—	522	—	522	—	442	—	442
Mutual funds	52	—	—	52	49	—	—	49
Marketable equity securities	6	—	—	6	6	6	—	12
Derivative Instruments:
Foreign currency contracts	—	51	—	51	—	110	10	120
Other derivatives	—	4	—	4	—	1	—	1
Total Assets	$2,891	$2,501	$—	$5,392	$3,957	$2,762	$10	$6,729
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$52	$—	$52	$—	$12	$—	$12
Foreign currency contracts	—	782	5	787	—	358	2	360
Total Liabilities	$—	$834	$5	$839	$—	$370	$2	$372
__________________
(1)Government debt includes instruments such as U.S. treasury notes, U.S agency securities and non-U.S. government bonds. Money market funds invested in government debt and traded in active markets are included in Level 1.
There were no transfers between levels within the fair value hierarchy during the three months ended January 31, 2018.

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $8.1 billion as of January 31, 2018, compared to its carrying amount of $7.9 billion at that date. The fair value of HP’s short- and long-term debt was $8.1 billion as of October 31, 2017, compared to its carrying value of $7.8 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 9: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of January 31, 2018				As of October 31, 2017
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$1,180	$—	$—	$1,180	$1,390	$—	$—	$1,390
Financial institution instruments	—	—	—	—	6	—	—	6
Government debt	2,833	—	—	2,833	4,002	—	—	4,002
Total cash equivalents	4,013	—	—	4,013	5,398	—	—	5,398
Available-for-Sale Investments:
Corporate debt (1)	669	—	(2)	667	629	—	—	629
Financial institution instruments (1)	77	—	—	77	78	—	—	78
Government debt (1)	524	—	(2)	522	443	—	(1)	442
Marketable equity securities	4	2	—	6	5	7	—	12
Mutual funds	42	10	—	52	39	10	—	49
Total available-for-sale investments	1,316	12	(4)	1,324	1,194	17	(1)	1,210
Total cash equivalents and available-for-sale investments	$5,329	$12	$(4)	$5,337	$6,592	$17	$(1)	$6,608

(1) HP classifies its marketable debt securities as available-for-sale investments within Other current assets on the Consolidated Condensed Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of January 31, 2018 and October 31, 2017, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.

Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of January 31, 2018
	Amortized Cost	Fair Value
	In millions
Due in one year or less	$761	$759
Due in one to five years	$509	$507
Equity securities in privately held companies include cost basis and equity method investments and are included in Other non-current assets on the Consolidated Condensed Balance Sheets. These amounted to $39 million and $37 million as of January 31, 2018 and October 31, 2017, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

Derivative Instruments
HP uses derivatives to offset business exposure to foreign currency and interest rate risk on expected future cash flows and on certain existing assets and liabilities. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps and, at times, option contracts to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP may designate its derivative contracts as fair value hedges or cash flow hedges and classifies the cash flows with the activities that correspond to the underlying hedged items. Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Condensed Balance Sheets.
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $765 million and $258 million as of January 31, 2018 and as of October 31, 2017, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of January 31, 2018 and October 31, 2017.
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
As of January 31, 2018 and 2017, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges. Hedge ineffectiveness for fair value and cash flow hedges recognized in earnings were not material for the three months ended January 31, 2018 and 2017.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of January 31, 2018					As of October 31, 2017
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$2,500	$—	$—	$1	$51	$2,500	$—	$—	$—	$12
Cash flow hedges:
Foreign currency contracts	15,901	29	4	589	176	16,149	92	12	245	100
Total derivatives designated as hedging instruments	18,401	29	4	590	227	18,649	92	12	245	112
Derivatives not designated as hedging instruments
Foreign currency contracts	4,515	18	—	22	—	5,801	16	—	15	—
Other derivatives	142	4	—	—	—	123	1	—	—	—
Total derivatives not designated as hedging instruments	4,657	22	—	22	—	5,924	17	—	15	—
Total derivatives	$23,058	$51	$4	$612	$227	$24,573	$109	$12	$260	$112
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of January 31, 2018 and October 31, 2017, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

	In the Consolidated Condensed Balance Sheets
				Gross Amounts Not Offset
	Gross Amount Recognized (i)	Gross Amount Offset (ii)	Net Amount Presented (iii) = (i)–(ii)	Derivatives (iv)	Financial Collateral (v)		Net Amount (vi) = (iii)–(iv)–(v)
	In millions
As of January 31, 2018
Derivative assets	$55	$—	$55	$51	$—	(1)	$4
Derivative liabilities	$839	$—	$839	$51	$770	(2)	$18
As of October 31, 2017
Derivative assets	$121	$—	$121	$108	$4	(1)	$9
Derivative liabilities	$372	$—	$372	$108	$219	(2)	$45
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three months ended January 31, 2018 and 2017 were as follows:

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended January 31, 2018	Three months ended January 31, 2017	Hedged Item	Location	Three months ended January 31, 2018	Three months ended January 31, 2017
		In millions				In millions
Interest rate contracts	Interest and other, net	$(40)	$(52)	Fixed-rate debt	Interest and other, net	$40	$52
The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended January 31, 2018 was as follows:

	Loss Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)		(Loss) Gain Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended January 31, 2018	Three months ended January 31, 2017	Location	Three months ended January 31, 2018	Three months ended January 31, 2017
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(551)	$(169)	Net revenue	$(52)	$76
			Cost of revenue	(18)	—
			Interest and other, net	—	(5)
Total	$(551)	$(169)		$(70)	$71

As of January 31, 2018, HP expects to reclassify an estimated accumulated other comprehensive loss (“AOCI”) of $500 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in AOCI based on the change of market rate, and therefore could have a different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments in the Consolidated Condensed Statements of Earnings for the three months ended January 31, 2018 and 2017 was as follows:

	Gain (Loss) Recognized in Earnings on Derivatives
	Location	Three months ended January 31, 2018	Three months ended January 31, 2017
		In millions
Foreign currency contracts	Interest and other, net	$(17)	$(2)
Other derivatives	Interest and other, net	2	3
Total		$(15)	$1

Note 10: Borrowings
Notes Payable and Short-Term Borrowings

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Borrowings (Continued)

	As of January 31, 2018		As of October 31, 2017
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Commercial paper	$966	1.8%	$943	1.8%
Current portion of long-term debt	526	2.9%	96	3.5%
Notes payable to banks, lines of credit and other	37	1.3%	33	1.5%
	$1,529		$1,072
Long-Term Debt

	As of
	January 31, 2018	October 31, 2017
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	$648	$648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	1,249	1,249
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	999	999
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	1,498	1,498
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	102	102
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	300	300
	6,494	6,494
Other, including capital lease obligations, at 0.51%-8.49%, due in calendar years 2018-2025	424	360
Fair value adjustment related to hedged debt	(34)	8
Less: Unamortized debt issuance cost	(18)	(19)
Less: current portion of long-term debt	(526)	(96)
Total long-term debt	$6,340	$6,747

(1)	HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.
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
Interest expense on borrowings recognized as “Interest and other, net” in the Consolidated Condensed Statements of Earnings during the three months ended January 31, 2018 and 2017 was $87 million and $73 million, respectively.
Commercial Paper
On November 1, 2015, HP’s Board of Directors authorized HP to borrow up to a total outstanding principal balance of $4.0 billion, or the equivalent in foreign currencies, for the use and benefit of HP and HP’s subsidiaries, by the issuance of commercial paper or through the execution of promissory notes, loan agreements, letters of credit, agreements for lines of credit or overdraft facilities. HP increased the issuance authorization under its commercial paper program from $4.0 billion to $6.0 billion in November 2017. As of January 31, 2018, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Borrowings (Continued)

denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.
Credit Facility
As of January 31, 2018, HP maintains a $4.0 billion, senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until April 2, 2019. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP’s external credit ratings. As of January 31, 2018, HP was in compliance with the financial covenants in the credit agreement governing the revolving credit facility.
In December 2017, HP also entered into an additional revolving credit facility with certain institutional lenders that provides HP with $1.5 billion of available borrowings until November 30, 2018.
Available Borrowing Resources
As of January 31, 2018, HP and its subsidiaries had available borrowing resources of $742 million from uncommitted lines of credit in addition to the commercial paper and revolving credit facilities discussed above.

Note 11: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three months ended January 31, 2018, HP executed share repurchases of 20 million shares. Share repurchases executed during the three months ended January 31, 2018 included 0.6 million shares settled in February 2018. During the three months ended January 31, 2018, HP settled total shares for $0.5 billion. During the three months ended January 31, 2017, HP executed share repurchases of 27 million shares and settled total shares for $0.4 billion.
The shares repurchased during the three months ended January 31, 2018 and 2017 were all open market repurchase transactions. As of January 31, 2018, HP had approximately $2.0 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 11: Stockholder’s Deficit (Continued)

Tax effects related to Other Comprehensive (Loss) Income

	Three months ended January 31
	2018	2017
	In millions
Tax effect on change in unrealized components of available-for-sale securities:
Tax benefit (provision) on unrealized (losses) gains arising during the period	$1	$(1)
	1	(1)
Tax effect on change in unrealized components of cash flow hedges:
Tax benefit (provision) on unrealized (losses) gains arising during the period	70	(3)
Tax (benefit) provision on losses (gains) reclassified into earnings	(3)	4
	67	1
Tax effect on change in unrealized components of defined benefit plans:
Tax provision on amortization of actuarial loss and prior service benefit	(3)	(6)
Tax provision on curtailments, settlements and other	—	(8)
	(3)	(14)
Tax benefit (provision) on other comprehensive loss	$65	$(14)
Changes and reclassifications related to Other Comprehensive Loss, net of taxes

	Three months ended January 31
	2018	2017
	In millions
Other comprehensive loss, net of taxes:
Change in unrealized components of available-for-sale securities:
Unrealized (losses) gains arising during the period	$(2)	$2
Gains reclassified into earnings	(5)	—
	(7)	2
Change in unrealized components of cash flow hedges:
Unrealized losses arising during the period	(481)	(172)
Losses (gains) reclassified into earnings(1)	67	(67)
	(414)	(239)
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit(2)	9	14
Settlements and other	1	(8)
	10	6
Other comprehensive loss, net of taxes	$(411)	$(231)

(1)	Reclassification of pre-tax gains on cash flow hedges into the Consolidated Condensed Statements of Earnings was as follows:

	Three months ended January 31
	2018	2017
	In millions
Net revenue	$52	$(76)
Cost of revenue	18	—
Interest and other, net	—	5
Total	$70	$(71)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 11: Stockholder’s Deficit (Continued)

(2)	These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.
The components of accumulated other comprehensive loss, net of taxes and changes were as follows:

	Three months ended January 31, 2018
	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$12	$(240)	$(1,190)	$(1,418)
Other comprehensive loss before reclassifications	(2)	(481)	—	(483)
Reclassifications of (gains) losses into earnings	(5)	67	9	71
Reclassifications of curtailments and settlements into earnings	—	—	1	1
Balance at end of period	$5	$(654)	$(1,180)	$(1,829)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 12: Net Earnings Per Share
HP calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock awards, stock options, performance-based awards and shares purchased under the 2011 employee stock purchase plan.
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended January 31
	2018	2017
	In millions, except per share amounts
Numerator:
Net earnings	$1,938	$611
Denominator:
Weighted-average shares used to compute basic net EPS	1,650	1,704
Dilutive effect of employee stock plans	19	17
Weighted-average shares used to compute diluted net EPS	1,669	1,721
Net earnings per share:
Basic	$1.17	$0.36
Diluted	$1.16	$0.36
Anti-dilutive weighted-average options(1)	—	9

(1)
HP excludes stock options and restricted stock units where the assumed proceeds exceed the average market price from the calculation of diluted net EPS because their effect would be anti-dilutive. The assumed proceeds of a stock option include the sum of its exercise price, and average unrecognized compensation cost. The assumed proceeds of a restricted stock unit represent unrecognized compensation cost.

Note 13: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of January 31, 2018, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 13: Litigation and Contingencies (Continued)

Reprobel, a cooperative society with the authority to collect and distribute the remuneration for reprography to Belgian copyright holders, requested by extrajudicial means that HP amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the French-speaking chambers of the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that copyright levies payable on such MFDs must be assessed based on the copying speed when operated in the normal print mode set by default in the device. On November 16, 2012, the court issued a decision holding that Belgium law is not in conformity with European Union (“EU”) law in a number of respects and ordered that, by November 2013, Reprobel substantiate that the amounts claimed by Reprobel are commensurate with the harm resulting from legitimate copying under the reprographic exception. HP subsequently appealed that court decision to the Courts of Appeal in Brussels seeking to confirm that the Belgian law is not in conformity with EU law and that, if Belgian law is interpreted in a manner consistent with EU law, no payments by HP are required or, alternatively, the payments already made by HP are sufficient to comply with its obligations under Belgian law. On October 23, 2013, the Court of Appeal in Brussels stayed the proceedings and referred several questions to the Court of Justice of the European Union (“CJEU”) relating to whether the Belgian reprographic copyright levies system is in conformity with EU law. The case was heard by the CJEU on January 29, 2015 and on November 12, 2015, the CJEU published its judgment providing that a national legislation such as the Belgian one at issue in the main proceedings is incompatible with EU law on multiple legal points, as argued by HP. The Court of Appeal issued an appealable decision on May 12, 2017 providing that Belgian reprographic copyright levies are due notwithstanding the lack of conformity of the system with EU law in certain aspects. Applicable levies are to be calculated based on the objective speed of each MFD as established by an expert appointed by the Court of Appeal. HP appealed this decision before the Belgian Supreme Court on January 18, 2018. Based on industry opposition to the extension of levies to digital products, HP’s assessments of the merits of various proceedings and HP’s estimates of the number of units impacted and the amounts of the levies, HP has accrued amounts that it believes are adequate to address the ongoing disputes.
Hewlett-Packard Company v. Oracle Corporation.  On June 15, 2011, HP filed suit against Oracle Corporation (“Oracle”) in California Superior Court in Santa Clara County in connection with Oracle’s March 2011 announcement that it was discontinuing software support for HP’s Itanium-based line of mission-critical servers. HP asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases. HP prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP’s Itanium-based servers for as long as HP decided to sell such servers. The second phase of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP’s damages claim infringed on Oracle’s First Amendment rights. On August 27, 2015, the California Court of Appeals rejected Oracle’s appeal. The matter was remanded to the trial court for the second phase of the trial, which began on May 23, 2016 and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP, awarding HP approximately $3.0 billion in damages, which included approximately $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for HP for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. The schedule for appellate briefing and argument has not yet been established. HP expects that the appeals process could take several years to complete. Litigation is unpredictable, and there can be no assurance that HP will recover damages, or that any award of damages will be for the amount awarded by the jury’s verdict. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the Separation.
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a workforce reduction (“WFR”) plan on or after May 23, 2012 and who were 40 years of age or older. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 13: Litigation and Contingencies (Continued)

terminated pursuant to a WFR plan on or after May 23, 2012. Following a partial motion to dismiss, a motion to strike and a motion to compel arbitration that the defendants filed in November 2016, the plaintiffs amended their complaint.  New plaintiffs were added, but the plaintiffs agreed that the class period for the nationwide collective action should be shortened and now starts on December 9, 2014. On January 30, 2017, the defendants filed another partial motion to dismiss and motions to compel arbitration as to several of the plaintiffs. On March 20, 2017, the defendants filed additional motions to compel arbitration as to a number of the opt-in plaintiffs. On September 20, 2017, the Court granted the motions to compel arbitration as to the plaintiffs and opt-ins who signed WFR release agreements (17 individuals), and also stayed the entire case until the arbitrations are completed. On November 30, 2017, three named plaintiffs and twelve opt-in plaintiffs filed a single arbitration demand.  On December 22, 2017, the defendants filed a motion to (1) stay the case pending arbitrations and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand.  On February 6, 2018, the Court granted the motion to stay and denied the motion to enjoin.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 13: Litigation and Contingencies (Continued)

•
In re Hewlett-Packard Shareholder Derivative Litigation (the “Federal Court Derivative Action”) consists of seven consolidated lawsuits filed beginning on November 26, 2012 in the United States District Court for the Northern District of California alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements related to HP’s acquisition of Autonomy and the financial performance of HP’s enterprise services business. The lawsuits also allege that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with HP’s acquisition of Autonomy and by causing HP to repurchase its own stock at allegedly inflated prices between August 2011 and October 2012. One lawsuit further alleges that certain individual defendants engaged in or assisted insider trading and thereby breached their fiduciary duties, were unjustly enriched and violated Sections 25402 and 25403 of the California Corporations Code. On May 3, 2013, the lead plaintiff filed a consolidated complaint alleging, among other things, that the defendants concealed material information and made false statements related to HP’s acquisition of Autonomy and Autonomy’s Intelligent Data Operating Layer technology and thereby violated Sections 10(b) and 20(a) of the Exchange Act, breached their fiduciary duties, engaged in “abuse of control” over HP, corporate waste and were unjustly enriched. The litigation was stayed until June 2014. The lead plaintiff filed a stipulation of proposed settlement on June 30, 2014. The court declined to grant preliminary approval to this settlement, and, on December 19, 2014, also declined to grant preliminary approval to a revised version of the settlement. On January 22, 2015, the lead plaintiff moved for preliminary approval of a further revised version of the settlement. On March 13, 2015, the court issued an order granting preliminary approval to the settlement. On July 24, 2015, the court held a hearing to entertain any remaining objections to the settlement and decide whether to grant final approval of the settlement. On July 30, 2015, the court granted final approval to the settlement and denied all remaining objections to the settlement. Three objectors to the settlement appealed the court’s final approval order to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit). Plaintiffs-appellants filed their opening briefs on December 30, 2015. HP’s response brief was filed on February 29, 2016, and the reply briefs were filed on May 12, 2016. Oral argument occurred on May 15, 2017. On November 28, 2017, the final approval order was affirmed by the Ninth Circuit.

•
Autonomy Corporation Limited v. Michael Lynch and Sushovan Hussain. On April 17, 2015, four former-HP subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain. The Particulars of Claim seek damages in excess of $5 billion from Messrs. Lynch and Hussain for breach of their fiduciary duties by causing Autonomy group companies to engage in improper transactions and accounting practices. On October 1, 2015, Messrs. Lynch and Hussain filed their defenses. Mr. Lynch also filed a counterclaim against Autonomy Corporation Limited seeking $160 million in damages, among other things, for alleged misstatements regarding Lynch. The Hewlett Packard Enterprise subsidiary claimants filed their replies to the defenses and the asserted counter-claim on March 11, 2016. The parties are actively engaged in the disclosure process. A six-month trial is scheduled to begin on March 25, 2019.

•
In re HP ERISA Litigation consists of three consolidated putative class actions filed beginning on December 6, 2012 in the United States District Court for the Northern District of California alleging, among other things, that from August 18, 2011 to November 22, 2012, the defendants breached their fiduciary obligations to HP’s 401(k) Plan and its participants and thereby violated Sections 404(a)(1) and 405(a) of the Employee Retirement Income Security Act of 1974, as amended, by concealing negative information regarding the financial performance of Autonomy and HP’s enterprise services business and by failing to restrict participants from investing in HP stock. On August 16, 2013, HP filed a motion to dismiss the lawsuit. On March 31, 2014, the court granted HP’s motion to dismiss this action with leave to amend. On July 16, 2014, the plaintiffs filed a second amended complaint containing substantially similar allegations and seeking substantially similar relief as the first amended complaint. On June 15, 2015, the court granted HP’s motion to dismiss the second amended complaint in its entirety and denied plaintiffs leave to file another amended complaint. On July 2, 2015, plaintiffs appealed the court’s order to the Ninth Circuit. Oral argument occurred on May 15, 2017. On January 9, 2018, the Ninth Circuit affirmed the lower court’s dismissal.

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
Indemnifications
In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. HP also provides indemnifications to certain vendors and customers against claims of intellectual property infringement made by third parties arising from the vendors’ and customers’ use of HP’s software products and services and certain other matters. Some indemnifications may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.
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
HP’s aggregate product warranty liabilities and changes were as follows:

Three months ended January 31, 2018
In millions
Balance at beginning of period	$898
Accruals for warranties issued	246
Adjustments related to pre-existing warranties (including changes in estimates)	(5)
Settlements made (in cash or in kind)	(226)
Balance at end of period	$913

Note 15: Acquisitions
On November 1, 2017, HP completed the acquisition of Samsung’s printer business. With this acquisition, HP now offers the industry’s strongest portfolio of A3 multifunction printers that deliver the simplicity of printers with the high performance of copiers. The fully integrated portfolio, including next generation PageWide technologies, offers opportunities to grow managed print and document services as sales models shift from transactional to contractual. HP reports the financial results of the above business in the Printing segment.
The table below presents the preliminary purchase price allocation for HP's acquisition as of November 1, 2017 and reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes, and residual goodwill. HP expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

In millions
Goodwill	$313
Amortizable intangible assets	520
Net assets assumed	190
Total fair value of consideration	$1,023

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 16: Intangibles

HP’s intangible assets were composed of:

	Weighted-Average Useful Lives	As of January 31, 2018			As of October 31, 2017
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In years	In millions			In millions
Customer contracts, customer lists and distribution agreements	8	$112	$85	$27	$85	$84	$1
Developed and core technology and patents	7	591	115	476	98	96	2
Total intangible assets		$703	$200	$503	$183	$180	$3

During the three months ended January 31, 2018, the increase in gross intangible assets was primarily due to intangible assets resulting from the acquisition of Samsung’s printer business. The reported amounts are based on preliminary fair value estimates of the assets acquired.

As of January 31, 2018, estimated future amortization expense related to intangible assets was as follows:

Fiscal year	In millions
Remainder of 2018	$59
2019	79
2020	79
2021	79
2022	79
Thereafter	128
Total	$503

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

•
Results of Operations.  An analysis of our operations financial results comparing the three months ended January 31, 2018 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.

•	Liquidity and Capital Resources. An analysis of changes in our cash flows and a discussion of our liquidity and financial condition.

•
Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan contributions, cost-saving plans, uncertain tax positions and off-balance sheet arrangements of our operations.

The discussion of financial condition and results of our operations that follows provides information that will assist the reader in understanding our Consolidated Condensed Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Condensed Financial Statements. This discussion should be read in conjunction with our Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this document.

OVERVIEW
We are a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions, and services. We sell to individual consumers, SMBs and large enterprises, including customers in the government, health, and education sectors. We have three segments for financial reporting purposes: Personal Systems, Printing and Corporate Investments. The Personal Systems segment offers Commercial and Consumer desktop and notebook PCs, workstations, thin clients, Commercial tablets and mobility devices, retail point-of-sale systems, displays and other related accessories, software, support, and services for the commercial and consumer markets. The Printing segment provides Consumer and Commercial printer hardware, Supplies, solutions and services, as well as scanning devices. Corporate Investments include HP Labs and certain business incubation projects.

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

•
In Personal Systems, we face challenges with continued increases in commodity costs, especially in memory, and the uncertainty of the market’s ability to absorb price increases driven by higher commodity costs.

•
In Printing, we are seeing signs of stabilization of demand in consumer and commercial markets, but are still experiencing an overall competitive pricing environment. We obtained a number of components from single sources due to technology, availability, price, quality or other considerations. For instance, we source the majority of our A4 and a portion of our A3 portfolio of laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement. We are also seeing increases in commodity costs, such as oil prices, impacting our bill of materials.

Our business and financial performance also depend significantly on worldwide economic conditions. Accordingly, we face global macroeconomic challenges such as the June 23, 2016 referendum by British voters to exit the European Union (commonly known as “Brexit”), uncertainty in the markets, volatility in exchange rates and weaker macroeconomic conditions. The impact of these and other global macroeconomic challenges on our business cannot be known at this time.
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
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the sections entitled “Risk Factors” in Item 1A of Part II of this report and Item 1A of part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Our management believes that there have been no significant changes during the three months ended January 31, 2018 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, except below:
Taxes on Earnings
The TCJA made significant changes to the U.S. tax law. The TCJA lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a one-time transition tax on accumulated foreign earnings. During the three months ended January 31, 2018, we recognized a $1.1 billion tax benefit which was considered a provisional estimate under the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 118.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

In December 2017, the SEC staff issued SAB No. 118, which addresses how a company recognizes provisional estimates when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the TCJA. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the TCJA may differ from the provisional estimates due to changes in interpretations of the TCJA, and legislative action to address questions that arise because of the TCJA, by changes in accounting standard for income taxes and related interpretations in response to the TCJA, and updates or changes to estimates used in the provisional amounts. We have determined that the $5.5 billion net benefit from the decrease in our deferred tax liability on unremitted foreign earnings, $3.2 billion of tax expense for the one-time transition tax on accumulated earnings of foreign subsidiaries, the $1.2 billion of tax expense for deferred tax asset re-measurement were each provisional amounts and reasonable estimates as of January 31, 2018. Resolution of the provisional estimates of the TCJA effects that are different from the assumptions made by us could have a material impact on our financial condition and operating results.
Prior to TCJA our effective tax rate included the impact of certain undistributed foreign earnings for which we have not provided U.S. federal taxes because we had planned to reinvest such earnings indefinitely outside the United States. We plan distributions of foreign earnings based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we expect to indefinitely invest outside the United States and the amounts we expect to distribute to the United States and provide the U.S. federal taxes due on amounts expected to be distributed to the United States. Further, as a result of certain employment actions and capital investments we have undertaken, income from manufacturing activities in certain jurisdictions is subject to reduced tax rates and, in some cases, is wholly exempt from taxes for fiscal years through 2027. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact how future earnings are repatriated to the United States, and our related future effective tax rate. The effects of the TCJA related to these policies are referenced and discussed in detail in Note 6, “Taxes on Earnings” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
ACCOUNTING PRONOUNCEMENTS
For a summary of recent accounting pronouncements applicable to our Consolidated Condensed Financial Statements see Note 1, “Basis of Presentation”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

RESULTS OF OPERATIONS
Revenue from our international operations has historically represented, and we expect will continue to represent, a majority of our overall net revenue. As a result, our net revenue growth has been impacted, and we expect it will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing performance excluding the impact of foreign currency fluctuations, we supplement the year-over-year percentage change in net revenue with the year-over-year percentage change in net revenue on a constant currency basis, which excludes the effect of foreign currency exchange fluctuations calculated by translating current period revenues using monthly average exchange rates from the comparative period and hedging activities from the prior-year period and does not adjust for any repricing or demand impacts from changes in foreign currency exchange rates. This information is provided so that net revenue can be viewed with and without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our net revenue results and trends, as management does not believe that the excluded items are reflective of ongoing operating results. The constant currency measures are provided in addition to, and not as a substitute for, the year-over-year percentage change in net revenue on a GAAP basis. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2018		2017
	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$14,517	100.0%	$12,684	100.0%
Cost of revenue	(11,935)	(82.2)%	(10,436)	(82.3)%
Gross profit	2,582	17.8%	2,248	17.7%
Research and development	(347)	(2.4)%	(296)	(2.3)%
Selling, general and administrative	(1,169)	(8.0)%	(1,017)	(8.1)%
Restructuring and other charges	(31)	(0.2)%	(63)	(0.5)%
Acquisition-related charges	(42)	(0.3)%	(16)	(0.1)%
Amortization of intangible assets	(20)	(0.2)%	—	—%
Earnings from operations	973	6.7%	856	6.7%
Interest and other, net	(68)	(0.5)%	(81)	(0.6)%
Earnings before taxes	905	6.2%	775	6.1%
Provision for taxes	1,033	7.1%	(164)	(1.3)%
Net earnings	$1,938	13.3%	$611	4.8%
Net Revenue
For the three months ended January 31, 2018, total net revenue increased 14% (increased 13% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 9% to $5.0 billion, while net revenue from international operations increased 17% to $9.5 billion. The increase in net revenue was primarily driven by growth in Notebooks, Desktops and Supplies revenue and favorable foreign currency impacts.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months ended January 31, 2018, our gross margin increased 0.1 percentage points, as compared to the prior-year period, primarily driven by improved rate in Printing due to productivity improvements, partially offset by higher commodity costs in Personal Systems.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development
Research and development (“R&D”) expense increased 17.2% for the three months ended January 31, 2018, as compared to the prior-year period, primarily due to continuing investment in Printing, including the acquisition of Samsung’s printer business.
Selling, General and Administrative
Selling, general and administrative expense increased 14.9% for the three months ended January 31, 2018, as compared to the prior-year period, primarily driven by the acquisition of Samsung’s printer business and incremental go-to-market investments to support revenue growth.
Restructuring and Other Charges
Restructuring and other charges for the three months ended January 31, 2018 relate primarily to the Fiscal 2017 Plan and certain non-recurring costs, including those as a result of the Separation.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended January 31, 2018 relates primarily to intangible assets resulting from the acquisition of Samsung’s printer business.
Interest and Other, Net

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Interest and other, net expense decreased by $13 million for the three months ended January 31, 2018, as compared to the prior-year period, partially due to lower foreign currency transaction losses.
Provision for Taxes
As a result of U.S. tax reform, we revised our estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 35% to 23%. Our effective tax rate was (114.1%) and 21.2% for the three months ended January 31, 2018 and 2017, respectively. The difference between the U.S. federal statutory tax rate of 23% and the Company’s effective tax rate for the three months ended January 31, 2018 is primarily due to the impact of U.S. tax reform, and favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. For the three months ended January 31, 2017 our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the United States.
During the three months ended January 31, 2018, we recorded $1.1 billion of net tax benefits related to discrete items in the provision for taxes. As discussed in the Note 6 we have not yet completed our analysis of the full impact of TCJA however we recorded a provisional tax benefit of $1.1 billion related to $5.5 billion net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, partially offset by $3.2 billion net expense for the repatriation tax payable in installments over eight years and $1.2 billion net expense for remeasurement of our deferred tax assets and liabilities for the revaluation of our deferred assets and liabilities to the new US rate of 21%. This amount also included tax benefits related to audit settlements, acquisition charges and other tax benefits of $32 million, $18 million and $12 million, respectively, offset by uncertain tax position charges of $43 million.
During the three months ended January 31, 2017, we recorded $1 million of net tax benefit related to discrete items in the provision for taxes. This amount included a tax benefit of $17 million related to uncertain tax positions and a tax benefit of $19 million related to restructuring charges. These tax benefits were offset by $26 million related to State tax provision to return adjustments and $9 million related to various other items.
Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.
Realignment
Effective at the beginning of its first quarter of fiscal year 2018, HP implemented an organizational change to align its segment and business unit financial reporting more closely with its current business structure. The organizational change resulted in the transfer of long-life consumables from Commercial to Supplies within the Printing segment. Certain revenues related to service arrangements, which are being eliminated for the purposes of reporting HP’s consolidated net revenue, have now been reclassified from Other to segments. HP has reflected this change to its segment and business unit information in prior reporting periods on an as-if basis. The reporting change had no impact on previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

Personal Systems

	Three months ended January 31
	2018	2017	% Change
	Dollars in millions
Net revenue	$9,440	$8,216	14.9%
Earnings from operations	$337	$312	8.0%
Earnings from operations as a % of net revenue	3.6%	3.8%

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31, 2018
	Net Revenue		Weighted Net Revenue Change
	2018	2017
	Dollars in millions		Percentage Points
Notebooks	$5,595	$4,890	8.6
Desktops	2,955	2,534	5.1
Workstations	543	491	0.6
Other	347	301	0.6
Total Personal Systems	$9,440	$8,216	14.9
Three months ended January 31, 2018 compared with three months ended January 31, 2017
Personal Systems net revenue increased 14.9% (increased 13.0% on a constant currency basis) for the three months ended January 31, 2018 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks, Desktops and Workstations and favorable foreign currency impacts. The net revenue increase was driven by a 7.3% increase in unit volume combined with a 7.1% increase in average selling prices (“ASPs”) as compared to the prior-year period. The increase in unit volume was primarily due to growth in Notebooks and Desktops. The increase in ASPs was due to favorable pricing rate, foreign currency impacts and positive mix shifts.
Consumer revenue increased 12.6% for the three months ended January 31, 2018 as compared to the prior-year period, driven by growth in Notebooks and Desktops as a result of higher unit volume combined with higher ASPs. Commercial revenue increased 16.2% as compared to the prior-year period, driven by growth in Notebooks, Desktops and Workstations.
Net revenue increased 16.6% in Desktops, 14.4% in Notebooks and 10.6% in Workstations as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue decreased by 0.2 percentage points for the three months ended January 31, 2018 as compared to the prior-year period. The decrease was primarily due to a decline in gross margin partially offset by a decrease in operating expenses. The decrease in gross margin was primarily due to an increase in commodity cost partially offset by higher ASPs. Operating expenses as a percentage of net revenue decreased primarily due to operating expense management.

Printing

	Three months ended January 31
	2018	2017	% Change
	Dollars in millions
Net revenue	$5,076	$4,464	13.7%
Earnings from operations	$801	$714	12.2%
Earnings from operations as a % of net revenue	15.8%	16.0%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change
	2018	2017
	Dollars in millions		Percentage Points
Supplies	$3,351	$3,035	7.1
Commercial Hardware	1,070	839	5.2
Consumer Hardware	655	590	1.4
Total Printing	5,076	4,464	13.7

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Three months ended January 31, 2018 compared with three months ended January 31, 2017
Printing net revenue increased 13.7% (increased 12.4% on a constant currency basis) for the three months ended January 31, 2018 as compared to the prior-year period. The increase in net revenue was driven by increases in both Supplies and Hardware revenue, and favorable foreign currency impacts. Net revenue for Supplies increased 10.4% as compared to the prior-year period, primarily due to the acquisition of Samsung’s printer business. Printer unit volume increased 14.2% while ASPs increased 6.2% as compared to the prior-year period. The increase in printer unit volume was primarily driven by unit increases in Consumer and Commercial Hardware, including the Samsung-branded printers. Printer ASPs increased primarily due to a mix shift to higher-end printers and favorable foreign currency impacts, partially offset by the dilution impact from Samsung-branded low-end A4 products.
Net revenue for Commercial Hardware increased by 27.5% as compared to the prior-year period, primarily due to revenue from Samsung-branded printers (net of 25% SKU reductions for the three months ended January 31, 2018), A3 LaserJet and PageWide printers.
Net revenue for Consumer Hardware increased 11.0% as compared to the prior-year period, primarily due to a 6.9% increase in printer unit volume and a 5.0% increase in ASPs. The unit volume increase was primarily driven by the Inkjet Home business. The increase in ASPs was primarily driven by better discount management, mix shift to higher-end printers and favorable foreign currency impacts.
Printing earnings from operations as a percentage of net revenue decreased by 0.2 percentage points for the three months ended January 31, 2018 as compared to the prior-year period, primarily due to an increase in operating expenses, partially offset by improved gross margin. The gross margin increase was primarily driven by operational improvements and favorable foreign currency impacts, partially offset by lower Supplies mix. Operating expenses increased primarily driven by the acquisition of Samsung’s printer business and increases in investments in key growth initiatives and go-to-market.
Corporate Investments
The loss from operations in Corporate Investments for the three months ended January 31, 2018 was primarily due to expenses associated with our incubation projects.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We are able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities made available by various domestic and foreign financial institutions. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K, for the fiscal year ended October 31, 2017 and the market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this report, which are incorporated herein by reference.
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
Amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs, although a portion of those amounts may from time to time be subject to short-term intercompany loans into the United States. Where local restrictions prevent an efficient intercompany transfer of funds or restrict repatriation of earnings, our intent is that cash balances would remain outside of the United States and we would meet liquidity needs through ongoing cash flows, external borrowings or both. The TCJA made significant changes to the U.S. tax law, including a one-time transition tax on accumulated foreign earnings. The payments associated with this one-time transition tax will be paid over eight years beginning 2019. We expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. income tax consequences upon a subsequent repatriation to the United States as a result of the transition tax on accumulated foreign earnings. However, a portion of this cash may still be subject to foreign income tax or withholding tax consequences upon repatriation. As we evaluate the impact of the TCJA and the future cash needs of our operations, we may revise the amount of foreign earnings considered to be permanently reinvested in our foreign subsidiaries and how to utilize such funds, including reducing our gross debt level, returning capital to shareholders with a focus on incremental share repurchase or other uses.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Liquidity
Our key cash flow metrics were as follows:

	Three months ended January 31
	2018	2017
	In millions
Net cash provided by operating activities	$996	$767
Net cash used in investing activities	(1,723)	(86)
Net cash used in financing activities	(795)	(638)
Net increase (decrease) in cash and cash equivalents	$(1,522)	$43
Operating Activities
Compared to the corresponding period in fiscal year 2017, net cash provided by operating activities increased by $229 million for the three months ended January 31, 2018, primarily due to an increase in other liabilities.
Working Capital Metrics
Management utilizes current cash conversion cycle information to manage HP’s working capital levels. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	January 31, 2018	October 31, 2017	Change	January 31, 2017	October 31, 2016	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	27	29	(2)	25	30	(5)	2
Days of supply in inventory (“DOS”)	43	46	(3)	39	39	—	4
Days of purchases outstanding in accounts payable (“DPO”)	(97)	(105)	8	(94)	(98)	4	(3)
Cash conversion cycle	(27)	(30)	3	(30)	(29)	(1)	3
January 31, 2018 as compared to January 31, 2017
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. The increase in DSO was primarily due to unfavorable foreign currency impacts and revenue linearity.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The increase in DOS was primarily due to leveraging our balance sheet, particularly through strategic inventory investments.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The increase in DPO was primarily due to higher inventory purchasing volume.
Investing Activities
Compared to the corresponding period in fiscal year 2017, net cash used in investing activities increased by $1.6 billion for the three months ended January 31, 2018, primarily due to payment for the acquisition of Samsung’s printer business of $1.0 billion and collateral related to our derivatives of $0.5 billion, which are classified as available-for-sale investments within Other current assets.
Financing Activities
Compared to the corresponding period in fiscal year 2017, net cash used in financing activities increased by $0.2 billion for the three months ended January 31, 2018, primarily due to a higher share repurchase settlement amount.
Capital Resources

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Outstanding borrowings increased to $7.9 billion as of January 31, 2018 as compared to $7.8 billion as of October 31, 2017, bearing weighted-average interest rates of 4.1% and 4.0% for January 31, 2018 and October 31, 2017, respectively.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 9, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of January 31, 2018, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, which will be available until April 2, 2019 and is primarily to support the issuance of commercial paper. Funds borrowed under this revolving credit facility may also be used for general corporate purposes. As of January 31, 2018 we had $966 billion of commercial paper outstanding.
We increased our issuance authorization under our commercial paper program from $4.0 billion to $6.0 billion in November 2017. In December 2017, we also entered into an additional revolving credit facility with certain institutional lenders that provides us with $1.5 billion of available borrowing until November 30, 2018.
Available Borrowing Resources
We had the following resources available to obtain short or long-term financing in addition to the commercial paper and revolving credit facilities discussed above:

As of January 31, 2018
In millions
2016 Shelf Registration Statement	Unspecified
Uncommitted lines of credit	$742
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
CONTRACTUAL AND OTHER OBLIGATIONS
Retirement and Post-Retirement Benefit Plan Contributions
As of January 31, 2018, we anticipate making contributions for the remainder of fiscal year 2018 of approximately $13 million to our non-U.S. pension plans, $23 million to cover benefit payments to U.S. non-qualified pension plan participants and $6 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
We expect to make future cash payments of approximately $190 million in connection with our cost savings plans through fiscal year 2019. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

As of January 31, 2018, we had approximately $2.6 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Payment of one-time transition taxes under the TCJA
The TCJA made significant changes to U.S. tax law resulting in a one-time gross transition tax on accumulated foreign earnings of $3.2 billion. We expect the actual cash payments for the tax to be much lower as we expect to reduce the overall liability by more than half once existing and future credits and other balance sheet attributes are used.
.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HP, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2017.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. Other than the risk factor set forth below, there have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
If we cannot continue to produce quality products and services, our reputation, business and financial performance may suffer.
In the course of conducting our business, we must address quality and security issues associated with our products and services, including defects in our engineering, design and manufacturing processes, unsatisfactory performance under service contracts, and unsatisfactory performance or malicious acts by third-party contractors or subcontractors or their employees.  Our business is also exposed to the risk of defects in third-party components included in our products, including security vulnerabilities, as illustrated by the recent “Spectre” and “Meltdown” side-channel exploit threats. In order to address quality and security issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to develop and implement effective solutions.  However, the products and services that we offer are complex, and our regular testing and quality control efforts may not be completely effective in controlling or detecting all quality and security issues or errors, particularly with respect to defects or security vulnerabilities in components manufactured by third parties.
If we are unable to determine the cause or find an effective solution to address quality and security issues with our products, we may delay shipment to customers, which would delay revenue recognition and receipt of customer payments and could adversely affect our net revenue, cash flows and profitability.  In addition, after products are delivered, quality and security issues may require us to repair or replace such products.  Addressing quality and security issues can be expensive and may result in additional warranty, repair, replacement and other costs, adversely affecting our financial performance. In the event of security vulnerabilities or other issues with third party components, we may have to rely on third parties to provide mitigation techniques such as firmware updates. Furthermore, mitigation techniques for vulnerabilities in third-party components may be ineffective or may result in adverse performance, system instability and data loss or corruption. If new or existing customers have difficulty operating our products or are dissatisfied with our services, our results of operations could be adversely affected, and we could face possible claims if we fail to meet our customers’ expectations.  In addition, quality and security issues, including those resulting from defects or security vulnerabilities in third-party components, can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
November 2017	7,830	$21.50	7,830	$2,292,144
December 2017	6,753	$21.21	6,753	$2,148,919
January 2018	6,665	$22.56	6,665	$1,998,535
Total	21,248		21,248
On October 10, 2016, HP’s Board of Directors authorized $3.0 billion for future repurchases of its outstanding shares of common stock. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. HP intends to use repurchases from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. All share repurchases settled in the first quarter of fiscal year 2018 were open market transactions. As of January 31, 2018, HP had approximately $2.0 billion remaining under the share repurchase authorizations.

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

HP INC.
/s/ Catherine A. Lesjak
Catherine A. Lesjak Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: March 1, 2018

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.3	November 5, 2015
2(d)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
2(e)	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.5	November 5, 2015
2(f)	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.6	November 5, 2015
2(g)	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC.**	8-K	001-04423	2.7	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	July 26, 2017
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-21516	4.2	December 15, 2016
4(c)	Form of Registrant’s 3.750% Global Note due December 1, 2020 and form of related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	December 2, 2010
4(d)	Form of Registrant’s 4.300% Global Note due June 1, 2021 and form of related Officers’ Certificate.	8-K	001-04423	4.5 and 4.6	June 1, 2011
4(e)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(f)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(g)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant’s 2.750% Global Note due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers’ Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(i)	Specimen certificate for the Registrant’s common stock.	8-K/A	001-04423	4.1	June 23, 2006
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Registrant’s 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant’s Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant’s Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(k)	Form of Option Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(1)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(e)(e)(e)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
10(j)(j)	Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.	8-K	001-04423	10.1	November 5, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)(k)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(l)(l)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015
10(n)(n)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(n)(n)	March 3, 2016
10(o)(o)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(o)(o)	March 3, 2016
10(p)(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(q)(q)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(t)(t)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(u)(u)	First Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-K	001-04423	10(u)(u)	December 15, 2016
10(v)(v)	Second Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-Q	001-04423	10(v)(v)	March 2, 2017
10(w)(w)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(x)(x)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(y)(y)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(z)(z)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(z)(z)	March 2, 2017
10(a)(a)(a)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017
10(b)(b)(b)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*‡
10(c)(c)(c)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*‡

10(d)(d)(d)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2017).*‡
10(e)(e)(e)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*‡
10(f)(f)(f)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*‡
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡
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