Form 10-Q
period 2018-04-30
HP INC
filed 2018-06-05
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2018
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP common stock outstanding as of April 30, 2018 was 1,610,512,633 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended April 30, 2018
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, “company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our sustainability goals, the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP’s businesses; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP’s products and the delivery of HP’s services effectively; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; risks associated with HP’s international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the impact of changes in tax laws, including uncertainties related to the interpretation and application of the Tax Cuts and Jobs Act of 2017 on HP’s tax obligations and effective tax rate; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including, but not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2018	2017	2018	2017
	In millions, except per share amounts
Net revenue	14,003	$12,385	$28,520	$25,069
Costs and expenses:
Cost of revenue	11,301	10,002	23,236	20,438
Research and development	356	314	703	610
Selling, general and administrative	1,260	1,090	2,429	2,107
Restructuring and other charges	57	140	88	203
Acquisition-related charges	45	20	87	36
Amortization of intangible assets	20	1	40	1
Total costs and expenses	13,039	11,567	26,583	23,395
Earnings from operations	964	818	1,937	1,674
Interest and other, net	(881)	(64)	(949)	(145)
Earnings before taxes	83	754	988	1,529
Benefit from (provision for) taxes	975	(195)	2,008	(359)
Net earnings	$1,058	$559	$2,996	$1,170

Net earnings per share:
Basic	$0.65	$0.33	$1.83	$0.69
Diluted	$0.64	$0.33	$1.81	$0.68

Cash dividends declared per share	$—	$—	$0.28	$0.27

Weighted-average shares used to compute net earnings per share:
Basic	1,630	1,688	1,640	1,696
Diluted	1,646	1,709	1,658	1,716
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2018	2017	2018	2017
	In millions
Net earnings	$1,058	$559	$2,996	$1,170
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale securities:
Unrealized (losses) gains arising during the period	(2)	1	(5)	4
Gains reclassified into earnings	—	—	(5)	—
	(2)	1	(10)	4

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	297	(70)	(254)	(239)
Losses (gains) reclassified into earnings	276	(16)	346	(87)
	573	(86)	92	(326)
Change in unrealized components of defined benefit plans:
Gains arising during the period	—	13	—	13
Amortization of actuarial loss and prior service benefit	13	17	25	37
Curtailments, settlements and other	—	3	1	3
	13	33	26	53
Other comprehensive income (loss) before taxes	584	(52)	108	(269)
(Provision for) benefit from taxes	(69)	7	(4)	(7)
Other comprehensive income (loss), net of taxes	515	(45)	104	(276)
Comprehensive income	$1,573	$514	$3,100	$894
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	April 30, 2018	October 31, 2017
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$4,247	$6,997
Accounts receivable	4,605	4,414
Inventory	5,557	5,786
Other current assets	5,024	5,121
Total current assets	19,433	22,318
Property, plant and equipment	2,061	1,878
Goodwill	5,941	5,622
Other non-current assets	4,652	3,095
Total assets	$32,087	$32,913
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$1,617	$1,072
Accounts payable	13,054	13,279
Employee compensation and benefits	897	894
Taxes on earnings	300	214
Deferred revenue	1,062	1,012
Other accrued liabilities	6,197	5,941
Total current liabilities	23,127	22,412
Long-term debt	4,494	6,747
Other non-current liabilities	6,329	7,162
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,611 and 1,650 shares issued and outstanding at April 30, 2018 and October 31, 2017, respectively)	16	16
Additional paid in capital	510	380
Retained deficit	(1,075)	(2,386)
Accumulated other comprehensive loss	(1,314)	(1,418)
Total stockholders’ deficit	(1,863)	(3,408)
Total liabilities and stockholders’ deficit	$32,087	$32,913
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six months ended April 30
	2018	2017
	In millions
Cash flows from operating activities:
Net earnings	$2,996	$1,170
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	256	173
Stock-based compensation expense	148	123
Restructuring and other charges	88	203
Deferred taxes on earnings	(3,316)	205
Other, net	198	21
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	38	289
Inventory	450	(272)
Accounts payable	(277)	26
Taxes on earnings	935	(177)
Restructuring and other	(177)	(97)
Other assets and liabilities	707	(442)
Net cash provided by operating activities	2,046	1,222
Cash flows from investing activities:
Investment in property, plant and equipment	(242)	(176)
Proceeds from sale of property, plant and equipment	110	69
Purchases of available-for-sale securities and other investments	(304)	(3)
Maturities and sales of available-for-sale securities and other investments	345	2
Collateral posted for derivative instruments	(901)	(258)
Collateral returned for derivative instruments	910	125
Payment made in connection with business acquisition, net of cash acquired	(1,020)	—
Net cash used in investing activities	(1,102)	(241)
Cash flows from financing activities:
Proceeds from short-term borrowings with original maturities less than 90 days, net	837	74
Proceeds from short-term borrowings with original maturities greater than 90 days	300	—
Proceeds from debt, net of issuance costs	—	5
Payment of short-term borrowings with original maturities greater than 90 days	(1,087)	(3)
Payment of debt	(2,026)	(41)
Settlement of cash flow hedges	—	(9)
Net payments related to stock-based award activities	2	(12)
Repurchase of common stock	(1,263)	(609)
Cash dividends paid	(457)	(451)
Net cash used in financing activities	(3,694)	(1,046)
Decrease in cash and cash equivalents	(2,750)	(65)
Cash and cash equivalents at beginning of period	6,997	6,288
Cash and cash equivalents at end of period	$4,247	$6,223
Supplemental schedule of non-cash activities:
Purchase of assets under capital leases	$129	$84
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
Basis of Presentation
The accompanying Consolidated Condensed Financial Statements of HP and its wholly-owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Condensed Financial Statements for the fiscal year ended October 31, 2017 in the Annual Report on Form 10-K, filed on December 14, 2017. The Consolidated Condensed Balance Sheet for October 31, 2017 was derived from audited financial statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2018, the Financial Accounting Standards Board (“FASB”) issued guidance, which eliminates the stranded tax effects in other comprehensive income resulting from the Tax Cuts and Jobs Act (the “TCJA”). Because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. HP is required to adopt the guidance in the first quarter of fiscal year 2020. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.
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
In January 2017, the FASB issued guidance, which amends the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. HP is required to adopt the guidance in the first quarter of fiscal year 2019. Earlier adoption is permitted. HP currently expects to adopt this guidance early, in the fourth quarter of fiscal year 2018. HP expects that the implementation of this guidance will not have a material impact on its Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

In November 2016, the FASB issued guidance, which addresses the presentation of restricted cash in the statement of cash flows. The guidance requires entities to present the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. HP is required to adopt the guidance retrospectively in the first quarter of fiscal year 2019. Earlier adoption is permitted. HP will adopt this guidance in the first quarter of fiscal year 2019. HP expects that the implementation of this guidance will not have a material impact on its Consolidated Condensed Financial Statements.
In October 2016, the FASB issued guidance, which amends the existing accounting for Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs. It also requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. HP is required to adopt the guidance in the first quarter of fiscal year 2019. Earlier adoption is permitted. HP will adopt this guidance in the first quarter of fiscal year 2019. HP is currently evaluating the impact of this guidance on the Consolidated Condensed Financial Statements.
In August 2016, the FASB issued guidance, which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows. HP is required to adopt the guidance in the first quarter of fiscal year 2019. Earlier adoption is permitted. HP will adopt this guidance in the first quarter of fiscal year 2019. HP expects that the implementation of this guidance will not have a material impact on its Consolidated Condensed Financial Statements.
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
In February 2016, the FASB issued guidance, which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months. Under the current amendments, HP is required to adopt the guidance in the first quarter of fiscal year 2020 using a modified retrospective approach. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.
In January 2016, the FASB issued guidance, which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The guidance primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. HP is required to adopt the guidance in the first quarter of fiscal year 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. Earlier adoption is permitted. HP will adopt this guidance in the first quarter of fiscal year 2019. HP expects that the implementation of this guidance will not have a material impact on its Consolidated Condensed Financial Statements.
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
A summary description of each segment is as follows:
Personal Systems provides Commercial and Consumer desktop and notebook personal computers (“PCs”), workstations, thin clients, Commercial mobility devices, retail point-of-sale systems, displays and other related accessories, software, support and services for the commercial and consumer markets. HP groups Commercial notebooks, Commercial desktops, Commercial services, Commercial mobility devices, Commercial detachables and convertibles, Workstations, retail point-of-sale systems and thin clients into Commercial PCs and Consumer notebooks, Consumer desktops, Consumer services and Consumer detachables into Consumer PCs when describing performance in these markets. Described below are HP’s global business capabilities within Personal Systems:

•
Commercial PCs are optimized for use by customers, including enterprise and SMBs, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in networked environments. Additionally, HP offers a range of services and solutions to enterprise and SMBs to help them manage the lifecycle of their PC and mobility installed base.

•	Consumer PCs are optimized for consumer usage, focusing on multi-media consumption, online browsing, gaming and light productivity.
Personal Systems groups its global business capabilities into Notebooks, Desktops, Workstations and Other when reporting business performance.

•	Notebooks consists of Consumer notebooks, Commercial notebooks, Mobile workstations and Commercial mobility devices;

•	Desktops includes Consumer desktops, Commercial desktops, thin clients, and retail point-of-sale systems;

•	Workstations consists of Desktop Workstations and accessories; and

•	Other consists of Consumer and Commercial services as well as other Personal Systems capabilities.
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

•
Home Printing Solutions delivers innovative printing products and solutions for the home and home business or small office customers utilizing both HP’s Ink and Laser technologies. Initiatives such as Instant Ink and Continuous Ink Supply System provide business model innovation to benefit and expand HP’s existing customer base, while new innovations like Photo Lifestyle products drive print relevance for a mobile generation.

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
The accounting policies HP uses to derive segment results are substantially the same as those used in preparing these financial statements. HP derives the results of the business segments directly from its internal management reporting system.
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
Segment Operating Results from Operations

	Personal Systems	Printing	Corporate Investments	Total Segments	Other	Total
	In millions
Three months ended April 30, 2018
Net revenue	$8,762	$5,241	$1	$14,004	$(1)	$14,003
Earnings (loss) from operations	$331	$839	$(21)	$1,149
Three months ended April 30, 2017
Net revenue	$7,653	$4,728	$3	$12,384	$1	$12,385
Earnings (loss) from operations	$244	$820	$(26)	$1,038
Six months ended April 30, 2018
Net revenue	$18,202	$10,317	$2	$28,521	$(1)	$28,520
Earnings (loss) from operations	$668	$1,640	$(40)	$2,268
Six months ended April 30, 2017
Net revenue	$15,869	$9,192	$5	$25,066	$3	$25,069
Earnings (loss) from operations	$556	$1,534	$(49)	$2,041
The reconciliation of segment operating results to HP consolidated results was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)

	Three months ended April 30		Six months ended April 30
	2018	2017	2018	2017
	In millions
Net Revenue:
Total segments	$14,004	$12,384	$28,521	$25,066
Other	(1)	1	(1)	3
Total net revenue	$14,003	$12,385	$28,520	$25,069
Earnings before taxes:
Total segment earnings from operations	$1,149	$1,038	$2,268	$2,041
Corporate and unallocated costs and other	—	(11)	32	(4)
Stock-based compensation expense	(63)	(48)	(148)	(123)
Restructuring and other charges	(57)	(140)	(88)	(203)
Acquisition-related charges	(45)	(20)	(87)	(36)
Amortization of intangible assets	(20)	(1)	(40)	(1)
Interest and other, net	(881)	(64)	(949)	(145)
Total earnings before taxes	$83	$754	$988	$1,529
Net revenue by segment and business unit was as follows:

	Three months ended April 30		Six months ended April 30
	2018	2017	2018	2017
	In millions
Notebooks	$5,153	$4,493	$10,748	$9,383
Desktops	2,752	2,377	5,707	4,911
Workstations	538	495	1,081	986
Other	319	288	666	589
Personal Systems	8,762	7,653	18,202	15,869
Supplies	3,434	3,188	6,785	6,223
Commercial Hardware	1,186	936	2,256	1,775
Consumer Hardware	621	604	1,276	1,194
Printing	5,241	4,728	10,317	9,192
Corporate Investments	1	3	2	5
Total segment net revenue	14,004	12,384	28,521	25,066
Other	(1)	1	(1)	3
Total net revenue	$14,003	$12,385	$28,520	$25,069

Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the six months ended April 30, 2018 and 2017 summarized by the plans outlined below were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 3: Restructuring and Other Charges (Continued)

	Fiscal 2017 Plan		Fiscal 2015 Plan		Fiscal 2012 Plan
	Severance	Infrastructure and other(1)	Severance and PRP(2)	Infrastructure and other	Severance and EER(3)	Infrastructure and other	Total
	In millions
Accrued balance as of October 31, 2017	$76	$19	$6	$2	$3	$2	$108
Charges	52	12	—	—	—	—	64
Cash payments	(86)	(31)	(1)	(2)	—	—	(120)
Non-cash and other adjustments	—	—	1	—	—	—	1
Accrued balance as of April 30, 2018	$42	$—	$6	$—	$3	$2	$53
Total costs incurred to date as of April 30, 2018	$193	$106	$171	$27	$1,075	$44	$1,616
Reflected in Consolidated Condensed Balance Sheets
Other accrued liabilities	$42	$—	$6	$—	$3	$1	$52
Other non-current liabilities	—	—	—	—	—	1	1
Accrued balance as of October 31, 2016	$24	$—	$21	$4	$7	$2	$58
Charges	81	58	10	—	1	—	150
Cash payments	(20)	(4)	(31)	(2)	(3)	—	(60)
Non-cash and other adjustments	—	(52)	1	—	—	—	(51)
Accrued balance as of April 30, 2017	$85	$2	$1	$2	$5	$2	$97
HP’s restructuring charges for the three months ended April 30, 2018 summarized by the plans outlined below were as follows:

	Fiscal 2017 Plan		Fiscal 2015 Plan		Fiscal 2012 Plan
	Severance	Infrastructure and other	Severance and PRP(2)	Infrastructure and other	Severance and EER(3)	Infrastructure and other	Total
	In millions
For the three months ended April 30, 2018	$40	$6	$—	$—	$—	$—	$46

(1)	Infrastructure and other includes asset impairment charges of $52 million for the three and six months ended April 30, 2017 associated with the consolidation of manufacturing into global hubs.

(2)	PRP represents Phased Retirement Program.

(3)	EER represents Enhanced Early Retirement.
Fiscal 2017 Plan
On October 10, 2016, HP’s Board of Directors approved a restructuring plan (the “Fiscal 2017 Plan”), which it had expected would be implemented through fiscal year 2019. HP estimated that it would incur aggregate pre-tax charges of approximately $500 million relating to labor and non-labor actions. HP expected around 4,000 employees to exit by the end of fiscal year 2019.
On May 26, 2018, HP’s Board of Directors approved amending the Fiscal 2017 Plan. HP now expects approximately 4,500 to 5,000 employees to exit by the end of fiscal year 2019, subject to certain jurisdictional labor law requirements. HP estimates that it will now incur aggregate pre-tax charges of approximately $700 million relating to labor and non-labor actions. HP estimates that approximately half of the expected cumulative pre-tax costs will relate to severance and the remaining costs will relate to infrastructure, non-labor actions and other charges.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 3: Restructuring and Other Charges (Continued)

Other Charges
Other charges include non-recurring costs, including those as a result of Separation, and are distinct from ongoing operational costs. These costs primarily relate to information technology costs such as advisory, consulting and non-recurring labor costs. For the three and six months ended April 30, 2018, HP incurred $11 million and $24 million of other charges, respectively. For the three and six months ended April 30, 2017, HP incurred $22 million and $53 million of other charges, respectively.

Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2018	2017	2018	2017	2018	2017
	In millions
Service cost	$—	$—	$14	$12	$—	$—
Interest cost	113	117	6	4	4	5
Expected return on plan assets	(179)	(170)	(10)	(8)	(6)	(6)
Amortization and deferrals:
Actuarial loss (gain)	16	18	7	10	(4)	(5)
Prior service benefit	—	—	(1)	(1)	(5)	(5)
Net periodic (credit) benefit cost	(50)	(35)	16	17	(11)	(11)
Settlement loss	—	3	—	—	—	—
Total periodic (credit) benefit cost	$(50)	$(32)	$16	$17	$(11)	$(11)

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2018	2017	2018	2017	2018	2017
	In millions
Service cost	$—	$—	$28	$24	$—	$—
Interest cost	226	234	12	8	8	9
Expected return on plan assets	(360)	(339)	(20)	(16)	(12)	(12)
Amortization and deferrals:
Actuarial loss (gain)	31	36	14	20	(8)	(7)
Prior service benefit	—	—	(2)	(2)	(10)	(10)
Net periodic benefit (credit) cost	(103)	(69)	32	34	(22)	(20)
Settlement loss	1	3	—	—	—	—
Total periodic benefit (credit) cost	$(102)	$(66)	$32	$34	$(22)	$(20)
Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2018, HP anticipates making contributions of approximately $33 million to its non-U.S. pension plans, including an increase of $9 million related to the acquisition of Samsung’s printer business, approximately $33 million to its U.S. non-qualified plan participants and approximately $7 million to cover benefit claims under HP’s post-retirement benefit plans. During the six months ended April 30, 2018, HP contributed $16 million to its non-U.S. pension plans and paid $20 million to cover benefit payments to U.S. non-qualified plan participants.

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

Note 5: Stock-Based Compensation
HP’s stock-based compensation plans permit the issuance of restricted stock awards, stock options and performance-based awards.
Stock-based compensation expense and the resulting tax benefits were as follows:

	Three months ended April 30		Six months ended April 30
	2018	2017	2018	2017
	In millions
Stock-based compensation expense	$63	$48	$148	$123
Income tax benefit	(14)	(15)	(33)	(39)
Stock-based compensation expense, net of tax	$49	$33	$115	$84
Restricted Stock Awards
Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. For the three and six months ended April 30, 2018 and 2017, HP granted only restricted stock units. HP uses the closing stock price on the grant date to estimate the fair value of service-based restricted stock units. HP did not grant any restricted stock units subject to performance-adjusted vesting conditions for the three months ended April 30, 2018 and 2017. HP estimates the fair value of restricted stock units subject to performance-adjusted vesting conditions using a combination of the closing stock price on the grant date and a Monte Carlo simulation model. The weighted-average fair value and the assumptions used to measure the fair value of restricted stock units subject to performance-adjusted vesting conditions in the Monte Carlo simulation model were as follows:

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 5: Stock-Based Compensation (Continued)

A summary of restricted stock unit activity was as follows:

	Six months ended April 30, 2018
	Shares	Weighted-Average Grant Date Fair Value Per Share
	In thousands
Outstanding at beginning of period	31,822	$14
Granted	13,862	$21
Vested	(13,706)	$14
Forfeited	(577)	$17
Outstanding at end of period	31,401	$17
As of April 30, 2018, there was $282 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units, which HP expects to recognize over the remaining weighted-average vesting period of 1.4 years.
Stock Options
HP utilizes the Black-Scholes-Merton option pricing model to estimate the fair value of stock options subject to service-based vesting conditions. HP estimates the fair value of stock options subject to performance-contingent vesting conditions using a combination of a Monte Carlo simulation model and a lattice model, as these awards contain market conditions. HP did not grant any stock options for the three and six months ended April 30, 2017. The weighted-average fair value and the assumptions used to measure the fair value of stock options for the three and six months ended April 30, 2018 were as follows:

	Three months ended April 30, 2018	Six months ended April 30, 2018
Weighted-average fair value (1)	$5	$5
Expected volatility (2)	29.4%	29.4%
Risk-free interest rate (3)	2.5%	2.5%
Expected dividend yield (4)	2.6%	2.6%
Expected term in years (5)	5	5

(1)	The weighted-average fair value was based on stock options granted during the period.

(2)	The expected volatility was estimated based on a blended volatility (50% historical volatility and 50% implied volatility from traded options on HP's common stock).

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

(5)
Due to the lack of historical exercise and post-vesting termination patterns of the post-Separation employee base, the expected term was estimated using the simplified method; and for the performance-contingent awards, the expected term represents an output from the lattice model.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 5: Stock-Based Compensation (Continued)

A summary of stock option activity was as follows:

	Six months ended April 30, 2018
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at beginning of period	18,067	$13
Granted	54	$21
Exercised	(6,942)	$12
Forfeited and expired	(110)	$22
Outstanding at end of period	11,069	$14	4.4	$87
Vested and expected to vest	10,973	$14	4.4	$86
Exercisable	7,603	$13	4.0	$62
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of the second quarter of fiscal year 2018. The aggregate intrinsic value is the difference between HP’s closing stock price on the last trading day of the second quarter of fiscal year 2018 and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised for the three and six months ended April 30, 2018 was $40 million and $70 million respectively.
As of April 30, 2018, there was $3 million of unrecognized pre-tax, stock-based compensation expense related to unvested stock options, which HP expects to recognize over the remaining weighted-average vesting period of 0.4 years.
In January 2018, the Board approved an amendment and restatement of HP’s 2004 Stock Incentive Plan, which included retiring 80 million shares from the plan’s share reserves.

Note 6: Taxes on Earnings
Tax Matters Agreement and Other Income Tax Matters
In connection with the Separation, HP entered into the tax matters agreement (“TMA”) with Hewlett Packard Enterprise, effective on November 1, 2015. The TMA provides that HP and Hewlett Packard Enterprise will share certain pre-Separation income tax liabilities. In addition, if the distribution of Hewlett Packard Enterprise’s common shares to the HP stockholders is determined to be taxable, Hewlett Packard Enterprise and HP would share the tax liability equally, unless the taxability of the distribution is the direct result of action taken by either Hewlett Packard Enterprise or HP subsequent to the distribution, in which case the party causing the distribution to be taxable would be responsible for any taxes imposed on the distribution.
HP records income tax indemnification receivables from various third parties for certain income tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by those same third parties under existing legal agreements. The actual amount that the third parties pay may be obligated to pay HP could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of April 30, 2018 was $898 million.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Taxes on Earnings (Continued)

When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment. As a result of the TCJA, HP has calculated a blended U.S. federal statutory corporate income tax rate of 23% for the fiscal year ending October 31, 2018 and applied this rate in computing the first and second quarters’ income tax provision for fiscal year 2018. The blended U.S. federal statutory corporate income tax rate of 23% is the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 35% applicable to HP’s 2018 fiscal year prior to the Effective Date and the post-enactment U.S. federal statutory tax rate of 21% applicable to the 2018 fiscal year thereafter. HP expects the U.S. federal statutory rate to be 21% for fiscal years beginning after October 31, 2018.
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
As of April 30, 2018, HP has not completed its accounting for the tax effects of the TCJA, however, in certain cases HP has made a reasonable estimate of the effects for remeasurement on its existing deferred tax balances and the one-time transition tax. With respect to the Global Intangible Low Taxed Income (“Global Minimum Tax”) provisions, further discussed below, HP has not been able to make a reasonable estimate and continues to account for this item based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The impact of the TCJA may differ materially from this estimate due to changes in interpretations and assumptions HP has made, additional guidance that may be issued and actions HP may take as a result of the TCJA. The impacts of HP's estimates are described further below.
While HP has not yet completed its analysis to the impact on its deferred tax balances, for the three months ended January 31, 2018, HP recorded provisional income tax expense of $1.2 billion related to the remeasurement of its deferred tax assets and liabilities at the new statutory rate. In addition, for the three months ended April 30, 2018, due to additional information and a subsequent refinement of its analysis HP recorded provisional tax expense of $379 million related to remeasurement of its U.S. deferred tax assets that are expected to be realized at a lower rate by recording a valuation allowance. HP is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
The TCJA also includes a one-time mandatory deemed repatriation transition tax on the net accumulated post-1986 earnings and profits (“E&P”) of a U.S. taxpayer’s foreign subsidiaries. HP has computed a provisional deemed repatriation tax of approximately $3.1 billion, of which more than half is expected to be offset with existing and future tax attributes, reducing HP’s cash outlay. Companies may elect to pay this tax over 8 years, and HP intends to make this election. HP has not yet completed its calculation of the total post-1986 E&P for its foreign subsidiaries. Further, the transition tax is based, in part, on the amount of those earnings held in cash and other specified assets. This amount may change when HP finalizes the calculation of post-1986 E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
As a result of the deemed repatriation tax noted above, which is based on HP’s total post-1986 deferred foreign income, HP redetermined $5.5 billion of its U.S. deferred tax liability on those unremitted earnings with a provisional tax payable of $3.1 billion, as noted above. This resulted in a net benefit. This tax benefit is provisional as HP is still analyzing certain aspects of the legislation and refining calculations, which could potentially materially affect the measurement of these amounts.
Upon further analysis of certain aspects of the TCJA and refinement of the calculations during the three months ended April 30, 2018, HP adjusted the provisional tax payable by recording a tax expense of $336 million primarily comprised of a tax expense of $379 million for reduction to its deferred tax assets and a tax benefit of $43 million as an adjustment to the provisional deemed repatriation tax amount due to further analysis and additional guidance. During the three months ended April 30, 2018, HP remeasured its deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. HP has not yet completed the accounting for the remeasurement of deferred taxes. To calculate the remeasurement of deferred taxes, HP has estimated when the existing deferred taxes will be settled or realized. The

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Taxes on Earnings (Continued)

remeasurement of deferred taxes included in the financial statements will be subject to further revisions if the current estimates are different from the actual future operating results.
In January 2018, the FASB released guidance on the accounting for tax on the Global Minimum Tax provisions of TCJA. The Global Minimum Tax provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to Global Minimum Tax inclusions or to treat any taxes on Global Minimum Tax inclusions as period cost are both acceptable methods subject to an accounting policy election. HP is still evaluating whether to make a policy election to treat the Global Minimum Tax as a period cost or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate Global Minimum Tax income when they reverse in future years. There could be additional changes to HP's deferred taxes once it completes its evaluations.
As a result of U.S. tax reform, HP revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 35% to 21%. Since HP has a fiscal year ending October 31, it is subject to transitional tax rate rules. Therefore, a blended rate of 23% was computed as effective for the current fiscal year. HP’s effective tax rate was (1,162%) and 25.9% for the three months ended April 30, 2018 and 2017, respectively, and (203%) and 23.5% for the six months ended April 30, 2018 and April 30, 2017, respectively. The difference between the current fiscal year blended U.S. federal statutory tax rate of 23% and HP’s effective tax rate for the three and six months ended April 30, 2018 is primarily due to transitional impacts of U.S. tax reform and resolution of various audits and tax litigation, partially offset by favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. For the three and six months ended April 30, 2017 HP’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all foreign earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.
During the three and six months ended April 30, 2018, HP recorded $1.1 billion and $2.2 billion, respectively, of net tax benefits related to discrete items in the provision for taxes. As noted above, HP has not yet completed its analysis of the full impact of TCJA. However, for the three months ended January 31, 2018, HP recorded a provisional tax benefit of $1.1 billion related to $5.5 billion net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, partially offset by $3.2 billion net expense for the deemed repatriation tax payable in installments over eight years and $1.2 billion net expense for remeasurement of its deferred tax assets and liabilities for the remeasurement of its deferred assets and liabilities to the new U.S. statutory tax rate. In addition, for the three months ended April 30, 2018, HP recorded provisional tax expense of $379 million related to remeasurement of its U.S. deferred tax assets that are expected to be realized at a lower rate and a $43 million tax benefit as an adjustment to the provisional deemed repatriation tax amount due to further analysis and additional guidance. This amount also included tax benefits related to audit settlements of $1.4 billion and $1.5 billion for the three and six months ended April 30, 2018, respectively, and loss on extinguishment of debt of $33 million for the three and six months ended April 30, 2018. These tax benefits were offset by uncertain tax position charges of $8 million and $51 million for the three and six months ended April 30, 2018, respectively. During the three and six months ended April 30, 2018, in addition to the discrete items mentioned above, we recorded excess tax benefits of $6 million and $34 million, respectively, on stock options, restricted stock units and performance-adjusted restricted stock units.
In the second quarter of 2018, HP settled audits with multiple tax jurisdictions covering numerous open years while also achieving resolution on certain tax litigations. HP has agreed with all of the adjustments contained within the various final closing agreements and has redetermined its unrecognized tax positions for all open years based on the closing agreements and associated information and analysis of those agreements. HP recorded net benefit of $1.4 billion in the quarter due to the completion of the various audits, the resolution of certain tax litigations and associated reserve redeterminations.
During the three and six months ended April 30, 2017, HP recorded $4 million and $5 million, respectively, of net tax benefit related to discrete items in the provision for taxes. These amounts included a tax benefit of $12 million and $31 million for the three and six months ended April 30, 2017, respectively, related to restructuring charges. The three months ended April 30, 2017 also included various other tax charges of $8 million. The six months ended April 30, 2017 also included a tax charge of $26 million related to state provision to return adjustments.
Uncertain Tax Positions
As of April 30, 2018, the amount of unrecognized tax benefits was $8.0 billion, of which up to $1.7 billion would affect HP’s effective tax rate if realized. The amount of unrecognized tax benefits decreased by $2.8 billion for the six months ended April 30, 2018, primarily related to the resolution of various audits. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of April 30, 2018, HP had accrued $141 million for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete resolution of certain tax years with various tax authorities within the next 12 months. It is

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Taxes on Earnings (Continued)

also possible that other federal, foreign and state tax issues may be concluded within the next 12 months. HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by up to $6.4 billion within the next 12 months. These unrecognized tax benefits have associated gain contingencies which will be settled in the same period resulting in a net release of $822 million.
HP is subject to income tax in the United States and approximately 58 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The U.S. Internal Revenue Service is conducting an audit of HP’s 2013, 2014 and 2015 income tax returns.

Note 7: Supplementary Financial Information
Accounts Receivable

	As of
	April 30, 2018	October 31, 2017
	In millions
Accounts receivable	$4,732	$4,515
Allowance for doubtful accounts	(127)	(101)
	$4,605	$4,414
The allowance for doubtful accounts related to accounts receivable and changes was as follows:

Six months ended April 30, 2018
In millions
Balance at beginning of period	$101
Provision for doubtful accounts	29
Deductions, net of recoveries	(3)
Balance at end of period	$127
HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners in order to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of April 30, 2018 and October 31, 2017 were not material. The costs associated with the sales of trade receivables for the three and six months ended April 30, 2018 and 2017 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended April 30		Six months ended April 30
	2018	2017	2018	2017
	In millions
Balance at beginning of period(1)	$172	$104	$147	$149
Trade receivables sold	2,434	2,252	5,370	4,701
Cash receipts	(2,430)	(2,235)	(5,351)	(4,728)
Foreign currency and other	(5)	2	5	1
Balance at end of period(1)	$171	$123	$171	$123

(1)	Amounts outstanding from third parties reported in Accounts Receivable in the Consolidated Condensed Balance Sheets.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 7: Supplementary Financial Information (Continued)

Inventory

	As of
	April 30, 2018	October 31, 2017
	In millions
Finished goods	$3,579	$3,857
Purchased parts and fabricated assemblies	1,978	1,929
	$5,557	$5,786
Other Current Assets

	As of
	April 30, 2018	October 31, 2017
	In millions
Value-added taxes receivable	$803	$857
Available-for-sale investments(1)	1,083	1,149
Supplier and other receivables	1,945	1,891
Prepaid and other current assets	1,193	1,224
	$5,024	$5,121

(1)	See Note 8, “Fair Value” and Note 9, “Financial Instruments” for detailed information.
Property, Plant and Equipment

	As of
	April 30, 2018	October 31, 2017
	In millions
Land, buildings and leasehold improvements	$1,900	$2,082
Machinery and equipment, including equipment held for lease	4,110	3,876
	6,010	5,958
Accumulated depreciation	(3,949)	(4,080)
	$2,061	$1,878
Other Non-Current Assets

	As of
	April 30, 2018	October 31, 2017
	In millions
Tax indemnifications receivable(1)	$911	$1,695
Deferred tax assets(2)	2,174	342
Other(3)	1,567	1,058
	$4,652	$3,095

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 7: Supplementary Financial Information (Continued)

(1)
During the three months ended April 30, 2018, HP adjusted $671 million of indemnification receivable, pursuant to resolution of various audit settlements. See Note 6, “Taxes on Earnings” for further information.

(2)	See Note 6, “Taxes on Earnings” for detailed information.

(3)	Includes marketable equity securities and mutual funds classified as available-for-sale investments of $57 million and $61 million as of April 30, 2018 and October 31, 2017, respectively.
Other Accrued Liabilities

	As of
	April 30, 2018	October 31, 2017
	In millions
Other accrued taxes	$897	$895
Warranty	651	660
Sales and marketing programs	2,650	2,441
Other	1,999	1,945
	$6,197	$5,941
Other Non-Current Liabilities

	As of
	April 30, 2018	October 31, 2017
	In millions
Pension, post-retirement, and post-employment liabilities	$1,843	$1,999
Deferred tax liability(1)	86	1,410
Tax liability(1)	2,577	2,005
Deferred revenue	956	921
Other	867	827
	$6,329	$7,162

(1)	See Note 6, “Taxes on Earnings” for detailed information.
Interest and other, net

	Three months ended April 30		Six months ended April 30
	2018	2017	2018	2017
	In millions
Loss on extinguishment of debt	$(126)	$—	$(126)	$—
Tax indemnifications(1)	(671)	5	(673)	14
Interest expense on borrowings	(88)	(73)	(175)	(146)
Foreign exchange loss	(27)	(18)	(40)	(47)
Other, net	31	22	65	34
	$(881)	$(64)	$(949)	$(145)

(1)
For the three and six months ended April 30, 2018, includes an adjustment of $671 million of indemnification receivable, pursuant to resolution of various audit settlements. See Note 6, “Taxes on Earnings” for further information.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2018				As of October 31, 2017
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$960	$—	$960	$—	$1,390	$—	$1,390
Financial institution instruments	—	10	—	10	—	6	—	6
Government debt(1)	1,641	56	—	1,697	3,902	100	—	4,002
Available-for-Sale Investments:
Corporate debt	—	554	—	554	—	629	—	629
Financial institution instruments	—	66	—	66	—	78	—	78
Government debt(1)	—	463	—	463	—	442	—	442
Mutual funds	51	—	—	51	49	—	—	49
Marketable equity securities	6	—	—	6	6	6	—	12
Derivative Instruments:
Foreign currency contracts	—	189	10	199	—	110	10	120
Other derivatives	—	1	—	1	—	1	—	1
Total Assets	$1,698	$2,299	$10	$4,007	$3,957	$2,762	$10	$6,729
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$23	$—	$23	$—	$12	$—	$12
Foreign currency contracts	—	314	23	337	—	358	2	360
Total Liabilities	$—	$337	$23	$360	$—	$370	$2	$372
__________________

(1)
Government debt includes instruments such as U.S. Treasury notes, U.S. agency securities and non-U.S. government bonds. Money market funds invested in government debt and traded in active markets are included in Level 1.

There were no transfers between levels within the fair value hierarchy during the six months ended April 30, 2018.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Fair Value (Continued)

Valuation Techniques
Cash Equivalents and Investments: HP holds time deposits, money market funds, mutual funds, other debt securities primarily consisting of corporate and government notes and bonds, and common stock and equivalents. HP values cash equivalents and equity investments using quoted market prices, alternative pricing sources, including net asset value, or models utilizing market observable inputs. The fair value of debt investments is based on quoted market prices or model-driven valuations using inputs primarily derived from or corroborated by observable market data, and, in certain instances, valuation models that utilize assumptions which cannot be corroborated with observable market data.
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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $6.2 billion as of April 30, 2018, compared to its carrying amount of $6.1 billion at that date. The fair value of HP’s short- and long-term debt was $8.1 billion as of October 31, 2017, compared to its carrying value of $7.8 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 9: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of April 30, 2018				As of October 31, 2017
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$960	$—	$—	$960	$1,390	$—	$—	$1,390
Financial institution instruments	10	—	—	10	6	—	—	6
Government debt	1,697	—	—	1,697	4,002	—	—	4,002
Total cash equivalents	2,667	—	—	2,667	5,398	—	—	5,398
Available-for-Sale Investments:
Corporate debt (1)	557	—	(3)	554	629	—	—	629
Financial institution instruments (1)	66	—	—	66	78	—	—	78
Government debt (1)	465	—	(2)	463	443	—	(1)	442
Marketable equity securities	4	2	—	6	5	7	—	12
Mutual funds	41	10	—	51	39	10	—	49
Total available-for-sale investments	1,133	12	(5)	1,140	1,194	17	(1)	1,210
Total cash equivalents and available-for-sale investments	$3,800	$12	$(5)	$3,807	$6,592	$17	$(1)	$6,608

(1) HP classifies its marketable debt securities as available-for-sale investments within Other current assets on the Consolidated Condensed Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of April 30, 2018 and October 31, 2017, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of April 30, 2018
	Amortized Cost	Fair Value
	In millions
Due in one year or less	$757	$755
Due in one to five years	$331	$328
Equity securities in privately held companies include cost basis and equity method investments and are included in Other non-current assets on the Consolidated Condensed Balance Sheets. These amounted to $33 million and $37 million as of April 30, 2018 and October 31, 2017, respectively.

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
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $217 million and $258 million as of April 30, 2018 and as of October 31, 2017, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of April 30, 2018 and October 31, 2017.
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
For derivative instruments that are designated and qualify as cash flow hedges, HP initially records changes in fair value for the effective portion of the derivative instrument in accumulated other comprehensive loss as a separate component of stockholders’ deficit on the Consolidated Condensed Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of its cash flow hedges in the same financial statement line item as the hedged transaction.
Other Derivatives
Other derivatives not designated as hedging instruments consist primarily of forward contracts used to hedge foreign currency-denominated balance sheet exposures. HP uses total return swaps to hedge its executive deferred compensation plan liability.
For derivative instruments not designated as hedging instruments, HP recognizes changes in fair value of the derivative instrument in Interest and other, net in the Consolidated Condensed Statements of Earnings in the period of change.
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
As of April 30, 2018 and April 30, 2017, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges. Hedge ineffectiveness for fair value and cash flow hedges recognized in earnings were not material for the three and six months ended April 30, 2018 and 2017.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of April 30, 2018					As of October 31, 2017
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$1,000	$—	$—	$1	$22	$2,500	$—	$—	$—	$12
Cash flow hedges:
Foreign currency contracts	17,361	147	20	225	97	16,149	92	12	245	100
Total derivatives designated as hedging instruments	18,361	147	20	226	119	18,649	92	12	245	112
Derivatives not designated as hedging instruments
Foreign currency contracts	4,606	32	—	15	—	5,801	16	—	15	—
Other derivatives	111	1	—	—	—	123	1	—	—	—
Total derivatives not designated as hedging instruments	4,717	33	—	15	—	5,924	17	—	15	—
Total derivatives	$23,078	$180	$20	$241	$119	$24,573	$109	$12	$260	$112
In March 2018, HP terminated several interest rate swaps with a notional amount of $1.5 billion that were de-designated as fair value hedges of certain fixed rate debt securities. See Note 10, “Borrowings” for detailed information.
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of April 30, 2018 and October 31, 2017, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

	In the Consolidated Condensed Balance Sheets
				Gross Amounts Not Offset
	Gross Amount Recognized (i)	Gross Amount Offset (ii)	Net Amount Presented (iii) = (i)–(ii)	Derivatives (iv)	Financial Collateral (v)		Net Amount (vi) = (iii)–(iv)–(v)
	In millions
As of April 30, 2018
Derivative assets	$200	$—	$200	$137	$13	(1)	$50
Derivative liabilities	$360	$—	$360	$137	$219	(2)	$4
As of October 31, 2017
Derivative assets	$121	$—	$121	$108	$4	(1)	$9
Derivative liabilities	$372	$—	$372	$108	$219	(2)	$45
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three and six months ended April 30, 2018 and 2017 were as follows:

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2018	Six months ended April 30, 2018	Hedged Item	Location	Three months ended April 30, 2018	Six months ended April 30, 2018
		In millions				In millions
Interest rate contracts	Interest and other, net	$29	$(11)	Fixed-rate debt	Interest and other, net	$(29)	$11

	Gain (Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2017	Six months ended April 30, 2017	Hedged Item	Location	Three months ended April 30, 2017	Six months ended April 30, 2017
		In millions				In millions
Interest rate contracts	Interest and other, net	$4	$(48)	Fixed-rate debt	Interest and other, net	$(4)	$48
The pre-tax effect of derivative instruments in cash flow hedging relationships for the three and six months ended April 30, 2018 was as follows:

	(Loss) Gain Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)		(Loss) Gain Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2018	Six months ended April 30, 2018	Location	Three months ended April 30, 2018	Six months ended April 30, 2018
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$297	$(254)	Net revenue	$(277)	$(329)
			Cost of revenue	—	(18)
			Operating expenses	1	1
Total	$297	$(254)		$(276)	$(346)
The pre-tax effect of derivative instruments in cash flow hedging relationships for the three and six months ended April 30, 2017 was as follows:

	Loss Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2017	Six months ended April 30, 2017	Location	Three months ended April 30, 2017	Six months ended April 30, 2017
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(70)	$(239)	Net revenue	$39	$115
			Cost of revenue	(19)	(19)
			Interest and other, net	(4)	(9)
Total	$(70)	$(239)		$16	$87

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Financial Instruments (Continued)

As of April 30, 2018, HP expects to reclassify an estimated accumulated other comprehensive loss (“AOCI”) of $75 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in AOCI based on the change of market rate, and therefore could have a different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments in the Consolidated Condensed Statements of Earnings for the three and six months ended April 30, 2018 and 2017 was as follows:

	Gain (Loss) Recognized in Earnings on Derivatives
	Location	Three months ended April 30, 2018	Three months ended April 30, 2017	Six months ended April 30, 2018	Six months ended April 30, 2017
		In millions
Foreign currency contracts	Interest and other, net	$8	$(47)	$(9)	$(49)
Other derivatives	Interest and other, net	(2)	1	—	4
Total		$6	$(46)	$(9)	$(45)

Note 10: Borrowings
Notes Payable and Short-Term Borrowings

	As of April 30, 2018		As of October 31, 2017
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Commercial paper	$1,041	2.8%	$943	1.8%
Current portion of long-term debt	537	3.0%	96	3.5%
Notes payable to banks, lines of credit and other	39	1.2%	33	1.5%
	$1,617		$1,072

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Borrowings (Continued)

Long-Term Debt

	As of
	April 30, 2018	October 31, 2017
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	$648	$648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	666	1,249
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	537	999
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	693	1,498
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	102	102
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	300	300
	4,644	6,494
Other, including capital lease obligations, at 0.51%-8.50%, due in calendar years 2018-2025	430	360
Fair value adjustment related to hedged debt	(26)	8
Less: Unamortized debt issuance cost	(17)	(19)
Less: current portion of long-term debt	(537)	(96)
Total long-term debt	$4,494	$6,747

(1)	HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.
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
Extinguishment of Debt
In March 2018, HP commenced and completed a cash tender offer (the “Tender Offer") to purchase approximately $1.85 billion in aggregate principal amount of outstanding U.S. Dollar 4.650% Global Notes due December 9, 2021, 4.375% Global Notes due September 15, 2021 and 4.300% Global Notes due June 1, 2021. In connection with the Tender Offer, HP also solicited consents from holders of its 4.650% Notes due December 2021, (the “4.650% Notes”) to amend the indenture under which the 4.650% Notes were issued to, among other things, eliminate substantially all of the restrictive covenants of the indenture (the “Proposed Amendments”). Holders of a majority in principal amount of the outstanding 4.650% Notes consented to the Proposed Amendments, and as a result, a supplemental indenture was executed on March 26, 2018 to effect the Proposed Amendments. This extinguishment of debt resulted in a loss of $126 million, which was recorded as "Interest and other, net" on the Consolidated Condensed Statements of Earnings.
Commercial Paper
On November 1, 2015, HP’s Board of Directors authorized HP to borrow up to a total outstanding principal balance of $4.0 billion, or the equivalent in foreign currencies, for the use and benefit of HP and HP’s subsidiaries, by the issuance of commercial paper or through the execution of promissory notes, loan agreements, letters of credit, agreements for lines of credit or overdraft facilities. HP increased the issuance authorization under its commercial paper program from $4.0 billion to $6.0 billion in November 2017. As of April 30, 2018, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s Euro program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, Euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Borrowings (Continued)

currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.
Credit Facility
As of April 30, 2018, HP maintains a $4.0 billion, senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until March 30, 2023. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP’s external credit ratings. As of April 30, 2018, HP was in compliance with the financial covenants in the credit agreement governing the revolving credit facility.
In December 2017, HP also entered into an additional revolving credit facility with certain institutional lenders that provides HP with $1.5 billion of available borrowings until November 30, 2018.
Available Borrowing Resources
As of April 30, 2018, HP and its subsidiaries had available borrowing resources of $722 million from uncommitted lines of credit in addition to the commercial paper and revolving credit facilities discussed above.

Note 11: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three and six months ended April 30, 2018, HP executed share repurchases of 35 million shares and 56 million shares and settled total shares for $0.8 billion and $1.3 billion, respectively. During the three and six months ended April 30, 2017, HP executed share repurchases of 13 million shares and 39 million shares and settled total shares for $0.2 billion and $0.6 billion, respectively. Share repurchases executed during the three months ended April 30, 2018 and April 30, 2017 included 0.6 million and 1 million shares settled in May 2018 and May 2017, respectively.
The shares repurchased during the six months ended April 30, 2018 and 2017 were all open market repurchase transactions. As of April 30, 2018, HP had approximately $1.2 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 11: Stockholder’s Deficit (Continued)

Tax effects related to Other Comprehensive Income (Loss)

	Three months ended April 30		Six months ended April 30
	2018	2017	2018	2017
	In millions
Tax effect on change in unrealized components of available-for-sale securities:
Tax benefit (provision) on unrealized (losses) gains arising during the period	$—	$—	$1	$(1)
	—	—	1	(1)
Tax effect on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(37)	10	33	7
Tax (benefit) provision on losses (gains) reclassified into earnings	(29)	7	(32)	11
	(66)	17	1	18
Tax effect on change in unrealized components of defined benefit plans:
Tax provision on gains arising during the period	—	(4)	—	(4)
Tax provision on amortization of actuarial loss and prior service benefit	(3)	(5)	(6)	(11)
Tax provision on curtailments, settlements and other	—	(1)	—	(9)
	(3)	(10)	(6)	(24)
Tax (provision) benefit on other comprehensive income	$(69)	$7	$(4)	$(7)
Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended April 30		Six months ended April 30
	2018	2017	2018	2017
	In millions
Other comprehensive income (loss), net of taxes:
Change in unrealized components of available-for-sale securities:
Unrealized (losses) gains arising during the period	$(2)	$1	$(4)	$3
Gains reclassified into earnings	—	—	(5)	—
	(2)	1	(9)	3
Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	260	(60)	(221)	(232)
Losses (gains) reclassified into earnings(1)	247	(9)	314	(76)
	507	(69)	93	(308)
Change in unrealized components of defined benefit plans:
Gains arising during the period	—	9	—	9
Amortization of actuarial loss and prior service benefit(2)	10	12	19	26
Curtailments, settlements and other	—	2	1	(6)
	10	23	20	29
Other comprehensive income (loss), net of taxes	$515	$(45)	$104	$(276)

(1)	Reclassification of pre-tax losses (gains) on cash flow hedges into the Consolidated Condensed Statements of Earnings was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 11: Stockholder’s Deficit (Continued)

	Three months ended April 30		Six months ended April 30
	2018	2017	2018	2017
	In millions
Net revenue	$277	$(39)	$329	$(115)
Cost of revenue	—	19	18	19
Operating expenses	(1)	—	(1)	—
Interest and other, net	—	4	—	9
Total	$276	$(16)	$346	$(87)

(2)	These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans.”
The components of accumulated other comprehensive loss, net of taxes and changes were as follows:

	Six months ended April 30, 2018
	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$12	$(240)	$(1,190)	$(1,418)
Other comprehensive loss before reclassifications	(4)	(221)	—	(225)
Reclassifications of (gains) losses into earnings	(5)	314	19	328
Reclassifications of curtailments, settlements and other into earnings	—	—	1	1
Balance at end of period	$3	$(147)	$(1,170)	$(1,314)

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Net Earnings Per Share (Continued)

A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended April 30		Six months ended April 30
	2018	2017	2018	2017
	In millions, except per share amounts
Numerator:
Net earnings	$1,058	$559	$2,996	$1,170
Denominator:
Weighted-average shares used to compute basic net EPS	1,630	1,688	1,640	1,696
Dilutive effect of employee stock plans	16	21	18	20
Weighted-average shares used to compute diluted net EPS	1,646	1,709	1,658	1,716
Net earnings per share:
Basic	$0.65	$0.33	$1.83	$0.69
Diluted	$0.64	$0.33	1.81	0.68
Anti-dilutive weighted-average stock-based compensation awards(1)	—	3	—	4

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

Note 13: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of April 30, 2018, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
Litigation, Proceedings and Investigations
Copyright Levies.   Proceedings are ongoing or have been concluded involving HP in certain European countries, including litigation in Belgium and other countries, seeking to impose or modify levies upon IT equipment (such as multifunction devices (“MFDs”) and PCs), alleging that these devices enable the production of private copies of copyrighted materials. The levies are generally based upon the number of products sold and the per-product amounts of the levies, which vary. Some European countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while other European countries have phased out levies or are expected to limit the scope of levy schemes and applicability in the digital hardware environment, particularly with respect to sales to business users. HP, other companies and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders.
Reprobel, a collecting society administering the remuneration for reprography to Belgian copyright holders, requested by extrajudicial means that HP amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 13: Litigations and Contingencies (Continued)

on sales of MFDs in Belgium or, alternatively, that payments already made by HP are sufficient to comply with its obligations. The Court of Appeal in Brussels (the “Court of Appeal”) stayed the proceedings and referred several questions to the Court of Justice of the European Union (“CJEU”). On November 12, 2015, the CJEU published its judgment providing that a national legislation such as the Belgian one at issue in the main proceedings is incompatible with EU law on multiple legal points, as argued by HP, and returned the proceedings to the referring court. On May 12, 2017, the Court of Appeal held that (1) reprographic copyright levies are due notwithstanding the lack of conformity of the Belgian system with EU law in certain aspects and (2) the applicable levies are to be calculated based on the objective speed of each MFD as established by an expert appointed by the Court of Appeal. HP appealed this decision before the Belgian Supreme Court on January 18, 2018.
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
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a workforce reduction (“WFR”) plan on or after May 23, 2012 and who were 40 years of age or older. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after May 23, 2012. Following a partial motion to dismiss, a motion to strike and a motion to compel arbitration that the defendants filed in November 2016, the plaintiffs amended their complaint.  New plaintiffs were added, but the plaintiffs agreed that the class period for the nationwide collective action should be shortened and now starts on December 9, 2014. On January 30, 2017, the defendants filed another partial motion to dismiss and motions to compel arbitration as to several of the plaintiffs. On March 20, 2017, the defendants filed additional motions to compel arbitration as to a number of the opt-in plaintiffs. On September 20, 2017, the Court granted the motions to compel arbitration as to the plaintiffs and opt-ins who signed WFR release agreements (17 individuals), and also stayed the entire case until the arbitrations are completed. On November 30, 2017, three named plaintiffs and twelve opt-in plaintiffs filed a single arbitration demand.  On December 22, 2017, the defendants filed a motion to (1) stay the case pending arbitrations and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand.  On February 6, 2018, the Court granted the motion to stay and denied the motion to enjoin.
Jackson, et al. v. HP Inc. and Hewlett Packard Enterprise. This putative nationwide class action was filed on July 24, 2017 in federal district court in San Jose, California. The plaintiffs purport to bring the lawsuit on behalf of themselves and

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 13: Litigations and Contingencies (Continued)

other similarly situated African-Americans and individuals over the age of forty. The plaintiffs allege that the defendants engaged in a pattern and practice of racial and age discrimination in lay-offs and promotions. The plaintiffs filed an amended complaint on September 29, 2017. On January 12, 2018, the defendants moved to transfer the matter to the federal district court in the Northern District of Georgia. The defendants also moved to dismiss the claims on various grounds and to strike certain aspects of the proposed class definition. The defendants’ motions remain pending.
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
Russia GPO Anti-Corruption Investigation.  The German Public Prosecutor’s Office (“German PPO”) conducted an investigation into allegations that current and former employees of HP engaged in bribery, embezzlement and tax evasion relating to a transaction between Hewlett-Packard ISE GmbH in Germany, a former subsidiary of HP, and the General Prosecutor’s Office of the Russian Federation. The approximately $35 million transaction, which was referred to as the Russia GPO deal, spanned the years 2001 to 2006 and was for the delivery and installation of an IT network. The German PPO issued an indictment of four individuals, including one current and two former HP employees, on charges including bribery, breach of trust and tax evasion. The German PPO also requested that HP be made an associated party to the case, and, if that request is granted, HP would participate in any portion of the court proceedings that could ultimately bear on the question of whether HP should be subject to potential disgorgement of profits based on the conduct of the indicted current and former employees. On August 29, 2017, the Regional Court of Leipzig decided not to admit the matter to trial. The German PPO appealed this decision. On March 20, 2018, the Higher Regional Court in Dresden agreed with the decision to not admit the matter to trial. In light of this decision, the prosecution is expected to come to an end.
Class Actions re Authentication of Supplies
Five purported consumer class actions were filed against HP, arising out of the supplies authentication protocol in certain OfficeJet printers.  This authentication protocol rejects some third-party ink cartridges that use non-HP security chips.  Two of the cases were dismissed, and the remaining cases were consolidated in the United States District Court for the Northern District of California, captioned In re HP Printer Firmware Update Litigation. The remaining plaintiffs’ consolidated amended complaint was filed on February 15, 2018, alleging eleven causes of action: (1) unfair and unlawful business practices in violation of the Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.; (2) fraudulent business practices in violation of the Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.; (3) violations of the False Advertising Law, Cal. Bus.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 13: Litigations and Contingencies (Continued)

& Prof. Code § 17500, et seq.; (4) violations of the Consumer Legal Remedies Act, Cal. Civ. Code § 1750, et seq.; (5) violations of the Texas Deceptive Trade Practices ‒ Consumer Protection Act, Tex. Bus. & Com. Code Ann. § 17.01, et seq.; (6) violations of the Washington Consumer Protection Act, Wash. Rev. Code Ann. § 19.86.010, et seq.; (7) violations of the New Jersey Consumer Fraud Act, New Jersey Statutes Ann. 56:8-1, et seq.; (8) violations of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030, et seq.; (9) violations of the California Computer Data Access and Fraud Act, Cal. Penal Code § 502; (10) Trespass to Chattels; and (11) Tortious Interference with Contractual Relations and/or Prospective Economic Advantage. On February 7, 2018, the plaintiffs moved to certify an injunctive relief class of “[a]ll persons in California who own a Class Printer” under the “unfair” prong of the California unfair competition statute and a class of “[a]ll persons in the United States who purchased a Class Printer and experienced a print failure while using a non-HP aftermarket cartridge during the period between March 1, 2015 and December 31, 2017” under the Computer Fraud and Abuse Act and common law trespass to chattels. On March 29, 2018, the court granted in part and denied in part HP’s motion to dismiss. The court dismissed the plaintiffs’ claim under the “unfair” prong of the California unfair competition statute, claims under the non-California consumer protection statutes, and claim for tortious interference with contractual relations and/or prospective economic advantage. The court also dismissed in part the plaintiffs’ fraud-based claims under the California consumer protection statutes and computer hacking claims under the Computer Fraud and Abuse Act and California Computer Data Access and Fraud Act. The court denied HP’s motion to dismiss with respect to the plaintiffs’ claim for trespass to chattels and claim under the “unlawful” prong of the California unfair competition statute. The court granted the plaintiffs leave to amend on all of the dismissed claims, except the California Computer Data Access and Fraud Act claim to the extent it was based on two specific subsections of that statute. The deadline for the plaintiffs to file a consolidated second amended complaint is July 12, 2018.
Autonomy-Related Legal Matters
Investigations.  As a result of the findings of an ongoing investigation, HP has provided information to the U.K. Serious Fraud Office, the U.S. Department of Justice (“DOJ”) and the SEC related to the accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred prior to and in connection with HP’s acquisition of Autonomy. On January 19, 2015, the U.K. Serious Fraud Office notified HP that it was closing its investigation and had decided to cede jurisdiction of the investigation to the U.S. authorities. On November 14, 2016, the DOJ announced that a federal grand jury indicted Sushovan Hussain, the former CFO of Autonomy. Mr. Hussain was charged with conspiracy to commit wire fraud, securities fraud, and multiple counts of wire fraud.  The indictment alleged that Mr. Hussain engaged in a scheme to defraud purchasers and sellers of securities of Autonomy and HP about the true performance of Autonomy’s business, its financial condition, and its prospects for growth.  A jury trial commenced on February 26, 2018. On April 30, 2018, the jury found Mr. Hussain guilty of all charges against him. On November 15, 2016, the SEC announced that Stouffer Egan, the former CEO of Autonomy’s U.S.-based operations, settled charges relating to his participation in an accounting scheme to meet internal sales targets and analyst revenue expectations.  HP is continuing to cooperate with the ongoing enforcement actions.
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
(Unaudited)
Note 13: Litigations and Contingencies (Continued)

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
HP’s aggregate product warranty liabilities and changes were as follows:

Six months ended April 30, 2018
In millions
Balance at beginning of period	$898
Accruals for warranties issued	501
Adjustments related to pre-existing warranties (including changes in estimates)	(8)
Settlements made (in cash or in kind)	(490)
Balance at end of period	$901

Note 15: Acquisitions
On November 1, 2017, HP completed the acquisition of Samsung’s printer business. With this acquisition, HP now offers the industry’s strongest portfolio of A3 multifunction printers that deliver the simplicity of printers with the high performance of copiers. The fully integrated portfolio, including next-generation PageWide technologies, offers opportunities to grow managed print and document services as sales models shift from transactional to contractual. HP reports the financial results of the above business in the Printing segment.
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

In millions
Goodwill	$319
Amortizable intangible assets	520
Net assets assumed	184
Total fair value of consideration	$1,023

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 16: Intangibles

HP’s acquired intangible assets were composed of:

	Weighted-Average Useful Lives	As of April 30, 2018			As of October 31, 2017
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In years	In millions
Customer contracts, customer lists and distribution agreements	8	$112	$86	$26	$85	$84	$1
Technology and patents	7	591	134	457	98	96	2
Total intangible assets		$703	$220	$483	$183	$180	$3
During the six months ended April 30, 2018, the increase in gross intangible assets was primarily due to intangible assets resulting from the acquisition of Samsung’s printer business. The reported amounts are based on preliminary fair value estimates of the assets acquired.

As of April 30, 2018, estimated future amortization expense related to intangible assets was as follows:

Fiscal year	In millions
Remainder of 2018	$39
2019	79
2020	79
2021	79
2022	79
Thereafter	128
Total	$483

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

•
Results of Operations.  An analysis of our operations financial results comparing the three and six months ended April 30, 2018 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.

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

OVERVIEW
We are a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions, and services. We sell to individual consumers, SMBs and large enterprises, including customers in the government, health, and education sectors. We have three segments for financial reporting purposes: Personal Systems, Printing and Corporate Investments. The Personal Systems segment offers Commercial and Consumer desktop and notebook PCs, workstations, thin clients, Commercial mobility devices, retail point-of-sale systems, displays and other related accessories, software, support, and services for the commercial and consumer markets. The Printing segment provides Consumer and Commercial printer hardware, Supplies, solutions and services, as well as scanning devices. Corporate Investments include HP Labs and certain business incubation projects.

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

•
In Personal Systems, we face challenges with continued increases in commodity costs, especially in memory, and logistics costs, and the uncertainty of the market’s ability to absorb price increases driven by these costs.

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

Our business and financial performance also depend significantly on worldwide economic conditions. Accordingly, we face global macroeconomic challenges, uncertainty in the markets, volatility in exchange rates and weaker macroeconomic conditions. The impact of these and other global macroeconomic challenges on our business cannot be known at this time.
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
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the sections entitled “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2018 and Item 1A of part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Our management believes that, other than with respect to Taxes on Earnings, there have been no significant changes during the six months ended April 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.
Taxes on Earnings
The TCJA made significant changes to the U.S. tax law. The TCJA lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a one-time transition tax on accumulated foreign earnings. For the three months ended January 31, 2018, we recorded a provisional tax benefit of $1.1 billion. In addition, for the three months ended April 30, 2018, we recorded provisional tax expense of $379 million related to remeasurement of our U.S. deferred tax assets that are expected to be realized at a lower rate, which are considered provisional estimates under the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 118.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

In December 2017, the SEC staff issued SAB No. 118, which addresses how a company recognizes provisional estimates when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the TCJA. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the TCJA may differ from the provisional estimates due to changes in interpretations of the TCJA, legislative action to address questions that arise because of the TCJA, changes in accounting standard for income taxes and related interpretations in response to the TCJA, and updates or changes to estimates used in the provisional amounts. For the three months ended January 31, 2018, we recorded a provisional tax benefit of $1.1 billion related to the $5.5 billion net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, partially offset by a $3.2 billion net expense for the deemed repatriation tax payable in installments over eight years and a $1.2 billion net expense for remeasurement of our deferred tax assets and liabilities for the revaluation of our deferred assets and liabilities to the new U.S. statutory tax rate. In addition, for the three months ended April 30, 2018, we recorded provisional tax expense of $379 million related to realization on U.S. deferred taxes that are expected to be realized at a lower rate and a $43 million tax benefit as an adjustment to the provisional deemed repatriation tax amount due to further analysis and additional guidance. Resolution of the provisional estimates of the TCJA effects that are different from the assumptions made by us could have a material impact on our financial condition and operating results.
Prior to the enactment of the TCJA, our effective tax rate included the impact of certain undistributed foreign earnings for which we have not provided U.S. federal taxes because we had planned to reinvest such earnings indefinitely outside the United States. We plan distributions of foreign earnings based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we expect to indefinitely invest outside the United States and the amounts we expect to distribute to the United States and provide the U.S. federal taxes due on amounts expected to be distributed to the United States. Further, as a result of certain employment actions and capital investments we have undertaken, income from manufacturing activities in certain jurisdictions is subject to reduced tax rates and, in some cases, is wholly exempt from taxes for fiscal years through 2027. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact how future earnings are repatriated to the United States, and our related future effective tax rate. The effects of the TCJA related to these policies are referenced and discussed in detail in Note 6, “Taxes on Earnings” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2018		2017		2018		2017
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$14,003	100.0%	$12,385	100.0%	$28,520	100.0%	$25,069	100.0%
Cost of revenue	(11,301)	(80.7)%	(10,002)	(80.8)%	(23,236)	(81.5)%	(20,438)	(81.5)%
Gross profit	2,702	19.3%	2,383	19.2%	5,284	18.5%	4,631	18.5%
Research and development	(356)	(2.5)%	(314)	(2.5)%	(703)	(2.5)%	(610)	(2.4)%
Selling, general and administrative	(1,260)	(9.1)%	(1,090)	(8.8)%	(2,429)	(8.5)%	(2,107)	(8.5)%
Restructuring and other charges	(57)	(0.4)%	(140)	(1.1)%	(88)	(0.3)%	(203)	(0.8)%
Acquisition-related charges	(45)	(0.3)%	(20)	(0.2)%	(87)	(0.3)%	(36)	(0.1)%
Amortization of intangible assets	(20)	(0.1)%	(1)	—%	(40)	(0.1)%	(1)	—%
Earnings from operations	964	6.9%	818	6.6%	1,937	6.8%	1,674	6.7%
Interest and other, net	(881)	(6.3)%	(64)	(0.5)%	(949)	(3.3)%	(145)	(0.6)%
Earnings before taxes	83	0.6%	754	6.1%	988	3.5%	1,529	6.1%
Benefit from (provision for) taxes	975	7.0%	(195)	(1.6)%	2,008	7.0%	(359)	(1.4)%
Net earnings	$1,058	7.6%	$559	4.5%	$2,996	10.5%	$1,170	4.7%
Net Revenue
For the three months ended April 30, 2018, total net revenue increased 13.1% (increased 9.9% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 5.0% to $4.7 billion, while net revenue from international operations increased 17.6% to $9.3 billion. For the six months ended April 30, 2018, total net revenue increased 13.8% (increased 11.4% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 7.2% to $9.7 billion, while net revenue from international operations increased 17.5% to $18.8 billion. The increase in net revenue was primarily driven by growth in Notebooks, Desktops, Commercial Printing Hardware and Supplies revenue and favorable foreign currency impacts.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months ended April 30, 2018, our gross margin increased 0.1 percentage points as compared to the prior-year period. The increase was primarily driven by an improved rate in Personal Systems due to higher average selling prices (“ASPs”), partially offset by higher commodity costs in Personal Systems and higher Commercial Hardware unit placements in Printing. For the six months ended April 30, 2018, our gross margin remained flat, as compared to the prior-year period.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development
Research and development (“R&D”) expense increased 13.4% and 15.2% for the three and six months ended April 30, 2018, respectively, as compared to the prior-year periods, primarily due to continuing investment in Printing, including the acquisition of Samsung’s printer business.
Selling, General and Administrative
Selling, general and administrative expense increased 15.6% and 15.3% for the three and six months ended April 30, 2018, respectively, as compared to the prior-year periods, primarily driven by the acquisition of Samsung’s printer business and incremental go-to-market investments to support revenue growth.
Restructuring and Other Charges
Restructuring and other charges for the three and six months ended April 30, 2018 relate primarily to the Fiscal 2017 Plan and certain non-recurring costs, including those as a result of the Separation.
Acquisition-related charges

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Acquisition-related charges for the three and six months ended April 30, 2018 relate primarily to third-party professional and legal fees, and integration-related costs, as well as fair value adjustments of certain acquired assets such as inventory.
Amortization of Intangible Assets
Amortization of intangible assets for the three and six months ended April 30, 2018 relate to intangible assets resulting from the acquisition of Samsung’s printer business.
Interest and Other, Net
Interest and other, net expense increased by $817 million and $804 million for the three and six months ended April 30, 2018, respectively, as compared to the prior-year periods, primarily due to reversal of indemnification receivables from Hewlett Packard Enterprise pertaining to various audit settlements, and loss on extinguishment of debt.
Benefit from (Provision for) Taxes
As a result of U.S. tax reform, we revised our estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 35% to 21%. Since we have a fiscal year ending October 31, we are subject to transitional tax rate rules. Therefore, a blended rate of 23% was computed as effective for the current fiscal year. Our effective tax rate was (1162%) and 25.9% for the three months ended April 30, 2018 and 2017, respectively and (203%) and 23.5% for the six months ended April 30, 2018 and 2017, respectively. The difference between the current fiscal year blended U.S. federal statutory tax rate of 23% and the Company’s effective tax rate for the three months and six months ended April 30, 2018 is primarily due to transitional impacts of U.S. tax reform, resolution of various audits and tax litigation, and favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. For the three and six months ended April 30, 2017 our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the United States.
During the three and six months ended April 30, 2018, we recorded $1.1 billion and $2.2 billion, respectively, of net tax benefits related to discrete items in the provision for taxes. As discussed in the Note 6 we have not yet completed our analysis of the full impact of TCJA. However, for the three months ended January 31, 2018, we recorded a provisional tax benefit of $1.1 billion related to $5.5 billion net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, partially offset by $3.2 billion net expense for the deemed repatriation tax payable in installments over eight years and $1.2 billion net expense for remeasurement of our deferred tax assets and liabilities for the revaluation of our deferred assets and liabilities to the new U.S. statutory tax rate. In addition, for the three months ended April 30, 2018, we recorded provisional tax expense of $379 million related to remeasurement of our U.S. deferred taxes that are expected to be realized at a lower rate and a $43 million tax benefit as an adjustment to the provisional deemed repatriation tax amount due to further analysis and additional guidance. This amount also included tax benefits related to audit settlements of $1.4 billion and $1.5 billion for the three and six months ended April 30, 2018, respectively, and loss on extinguishment of debt of $33 million for the three and six months ended April 30, 2018. These tax benefits were offset by uncertain tax position charges of $8 million and $51 million for the three and six months ended April 30, 2018, respectively. During the three and six months ended April 30, 2018, in addition to the discrete items mentioned above, we recorded excess tax benefits of $6 million and $34 million, respectively, on stock options, restricted stock units and performance-adjusted restricted stock units.
In the second quarter of 2018, we settled audits with multiple tax jurisdictions covering numerous open years while also achieving resolution on certain tax litigation. We have agreed with all of the adjustments contained within the various final closing agreements and have redetermined our unrecognized tax positions for all open years based on the closing agreements and associated information and analysis of those agreements. We recorded net benefit of $1.4 billion in the quarter due to the completion of the various audits, the resolution of certain tax litigation and associated reserve redeterminations.
During the three and six months ended April 30, 2017, we recorded $4 million and $5 million , respectively, of net tax benefits related to discrete items in the provision for taxes for continuing operations. These amounts included a tax benefit of $12 million and $31 million for the three and six months ended April 30, 2017, respectively, related to restructuring charges. The three months ended April 30, 2017 also included various other tax charges of $8 million. The six months ended April 30, 2017 also included a tax charge of $26 million related to state provision to return adjustments.
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

Personal Systems

	Three months ended April 30			Six months ended April 30
	2018	2017	% Change	2018	2017	% Change
	Dollars in millions
Net revenue	$8,762	$7,653	14.5%	$18,202	$15,869	14.7%
Earnings from operations	$331	$244	35.7%	$668	$556	20.1%
Earnings from operations as a % of net revenue	3.8%	3.2%		3.7%	3.5%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue		Weighted Net Revenue Change	Net Revenue		Weighted Net Revenue Change
	2018	2017		2018	2017
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Notebooks	$5,153	$4,493	8.6	$10,748	$9,383	8.6
Desktops	2,752	2,377	4.9	5,707	4,911	5.0
Workstations	538	495	0.6	1,081	986	0.6
Other	319	288	0.4	666	589	0.5
Total Personal Systems	$8,762	$7,653	14.5	$18,202	$15,869	14.7
Three months ended April 30, 2018 compared with three months ended April 30, 2017
Personal Systems net revenue increased 14.5% (increased 10.7% on a constant currency basis) for the three months ended April 30, 2018 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks and Desktops and favorable foreign currency impacts. The net revenue increase was driven by a 7.0% increase in both unit volume and ASPs as compared to the prior-year period. The increase in unit volume was primarily due to growth in Notebooks and Desktops. The increase in ASPs was due to foreign currency impacts, positive mix shifts and favorable pricing rate.
Consumer revenue increased 10.5% for the three months ended April 30, 2018 as compared to the prior-year period, driven by growth in Notebooks and Desktops as a result of higher unit volume combined with higher ASPs. Commercial revenue increased 16.4% as compared to the prior-year period, driven by growth in Notebooks, Desktops and Workstations.
Net revenue increased 15.8% in Desktops, 14.7% in Notebooks and 8.7% in Workstations as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue increased by 0.6 percentage points for the three months ended April 30, 2018 as compared to the prior-year period, primarily due to an increase in gross margin. The increase in gross margin was primarily due to higher ASPs partially offset by an increase in logistics and commodity costs.
Six months ended April 30, 2018 compared with six months ended April 30, 2017
Personal Systems net revenue increased 14.7% (increased 11.9% on a constant currency basis) for the six months ended April 30, 2018 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks and Desktops and favorable foreign currency impacts. The net revenue increase was driven by a 7.1% increase in both unit volume and ASPs as compared to the prior-year period. The increase in unit volume was primarily due to growth in Notebooks and Desktops. The increase in ASPs was due to favorable pricing rate, foreign currency impacts and positive mix shifts.
Consumer revenue increased 11.7% for the six months ended April 30, 2018 as compared to the prior-year period, driven by growth in Notebooks and Desktops as a result of higher unit volume combined with higher ASPs. Commercial revenue increased 16.3% as compared to the prior-year period, driven by growth in Notebooks, Desktops and Workstations.
Net revenue increased 16.2% in Desktops, 14.5% in Notebooks and 9.6% in Workstations as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue increased by 0.2 percentage points for the six months ended April 30, 2018 as compared to the prior-year period, primarily due to a decrease in operating expenses. Gross

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

margin as a percentage of net revenue was flat due to higher ASPs, offset by an increase in commodity costs. Operating expenses as a percentage of net revenue decreased primarily due to operating expense management.

Printing

	Three months ended April 30			Six months ended April 30
	2018	2017	% Change	2018	2017	% Change
	Dollars in millions
Net revenue	$5,241	$4,728	10.9%	$10,317	$9,192	12.2%
Earnings from operations	$839	$820	2.3%	$1,640	$1,534	6.9%
Earnings from operations as a % of net revenue	16.0%	17.3%		15.9%	16.7%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue			Net Revenue
	2018	2017	Weighted Net Revenue Change	2018	2017	Weighted Net Revenue Change
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$3,434	$3,188	5.2	$6,785	$6,223	6.1
Commercial Hardware	1,186	936	5.3	2,256	1,775	5.2
Consumer Hardware	621	604	0.4	1,276	1,194	0.9
Total Printing	$5,241	$4,728	10.9	$10,317	$9,192	12.2
Three months ended April 30, 2018 compared with three months ended April 30, 2017
Printing net revenue increased 10.9% (increased 8.7% on a constant currency basis) for the three months ended April 30, 2018 as compared to the prior-year period. The increase in net revenue was driven by increases in both Supplies and     Hardware revenue, and favorable foreign currency impacts. Net revenue for Supplies increased 7.7% as compared to the prior-year period, including the acquisition of Samsung’s printer business. Printer unit volume increased 13.3% while ASPs increased 1.6% as compared to the prior-year period. The increase in printer unit volume was primarily driven by unit increases in Commercial Hardware, including the Samsung-branded printers. Printer ASPs increased primarily due to favorable foreign currency impacts, partially offset by the dilution impact from Samsung-branded low-end A4 products.
Net revenue for Commercial Hardware increased by 26.7% as compared to the prior-year period, including revenue from Samsung-branded printers, LaserJet and PageWide printers. The unit volume in Commercial Hardware increased primarily due to Samsung-branded printers. The ASP decrease in Commercial Hardware was primarily due to dilution impact from Samsung-branded low-end A4 products.
Net revenue for Consumer Hardware increased 2.8% as compared to the prior-year period, primarily due to a 3.7% increase in printer unit volume, whereas the ASPs remained roughly flat. The unit volume increase was primarily driven by the Inkjet and LaserJet Home business. The ASPs remained flat due to favorable foreign currency impacts, offset by unfavorable mix shift to Deskjet and higher discounts due to competitive pressures.
Printing earnings from operations as a percentage of net revenue decreased by 1.3 percentage points for the three months ended April 30, 2018 as compared to the prior-year period, primarily due to an increase in operating expenses and decline in overall gross margin. The gross margin decrease was primarily driven by dilution impact from Samsung-branded low-end products and increase in commodity costs, partially offset by favorable foreign currency impacts. Operating expenses increased primarily driven by the acquisition of Samsung’s printer business and increases in investments in key growth initiatives and go-to-market.
Six months ended April 30, 2018 compared with six months ended April 30, 2017
Printing net revenue increased 12.2% (increased 10.4% on a constant currency basis) for the six months ended April 30, 2018 as compared to the prior-year period. The increase in net revenue was primarily driven by increase in Supplies and Hardware revenue, and favorable foreign currency impacts. Net revenue for Supplies increased by 9.0% as compared to the

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

prior-year period, including the acquisition of Samsung’s printer business. Printer unit volume increased 13.8% while ASPs increased 3.8% as compared to the prior-year period. The increase in printer unit volume was primarily driven by unit increases in Commercial and Consumer Hardware, including the Samsung-branded printers. Printer ASPs increased primarily due to a mix shift to higher-end printers and favorable foreign currency impacts, partially offset by the dilution impact from Samsung-branded low-end A4 products.
Net revenue for Commercial Hardware increased 27.1% as compared to the prior-year period, including revenue from Samsung-branded printers, LaserJet and PageWide printers and 3D printers. The unit volume in Commercial Hardware increased primarily due to Samsung-branded printers. The ASP decrease in Commercial Hardware was primarily due to the dilution impact from Samsung-branded low-end A4 products.
Net revenue for Consumer Hardware increased 6.9% as compared to the prior-year period due to a 5.3% increase in printer unit volume and a 2.3% increase in ASPs. The unit volume increase was primarily driven by InkJet Home business. The ASP increase was primarily driven by favorable foreign currency impacts.
Printing earnings from operations as a percentage of net revenue decreased by 0.8 percentage points for the six months ended April 30, 2018 as compared to the prior-year period primarily due to an increase in operating expenses, partially offset by improved gross margin. The gross margin increased due to operational improvements and favorable foreign currency impacts, partially offset by dilution impact of Samsung-branded low-end products. Operating expenses increased primarily driven by the acquisition of Samsung’s printer business and increases in investments in key growth initiatives and go-to-market.
Corporate Investments
The loss from operations in Corporate Investments for the three months and six months ended April 30, 2018 was primarily due to expenses associated with our incubation projects.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, restructuring activities, maturing debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We are able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities made available by various domestic and foreign financial institutions. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 and the market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this report, which are incorporated herein by reference.
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
Amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs, and may from time to time be distributed to the United States. The TCJA made significant changes to the U.S. tax law, including a one-time transition tax on accumulated foreign earnings. The payments associated with this one-time transition tax will be paid over eight years beginning 2019. We expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. income tax consequences upon a subsequent repatriation to the United States as a result of the transition tax on accumulated foreign earnings. However, a portion of this cash may still be subject to foreign income tax or withholding tax consequences upon repatriation. As we evaluate the impact of the TCJA and the future cash needs of our operations, we may revise the amount of foreign earnings considered to be permanently reinvested in our foreign subsidiaries and how to utilize such funds, including reducing our gross debt level, returning capital to shareholders with a focus on incremental share repurchase or other uses.
Liquidity
Our key cash flow metrics were as follows:

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Six months ended April 30
	2018	2017
	In millions
Net cash provided by operating activities	$2,046	$1,222
Net cash used in investing activities	(1,102)	(241)
Net cash used in financing activities	(3,694)	(1,046)
Net decrease in cash and cash equivalents	$(2,750)	$(65)
Operating Activities
Compared to the corresponding period in fiscal year 2017, net cash provided by operating activities increased by $0.8 billion for the six months ended April 30, 2018, primarily due to higher earnings from operations and an increase in other liabilities.
Working Capital Metrics
Management utilizes current cash conversion cycle information to manage HP’s working capital levels. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	April 30, 2018	October 31, 2017	Change	April 30, 2017	October 31, 2016	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	30	29	1	27	30	(3)	3
Days of supply in inventory (“DOS”)	44	46	(2)	43	39	4	1
Days of purchases outstanding in accounts payable (“DPO”)	(104)	(105)	1	(100)	(98)	(2)	(4)
Cash conversion cycle	(30)	(30)	—	(30)	(29)	(1)	—
April 30, 2018 as compared to April 30, 2017
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. The increase in DSO was primarily due to unfavorable revenue linearity.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The increase in DOS was primarily due to leveraging our balance sheet, particularly through strategic inventory investments.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The increase in DPO was primarily due to higher inventory purchasing volume and negotiated payment terms with our product suppliers.
Investing Activities
Compared to the corresponding period in fiscal year 2017, net cash used in investing activities increased by $0.9 billion for the six months ended April 30, 2018, primarily due to payment for the acquisition of Samsung’s printer business.
Financing Activities
Compared to the corresponding period in fiscal year 2017, net cash used in financing activities increased by $2.6 billion for the six months ended April 30, 2018, primarily due to the payment for the repurchase of debt of $1.85 billion and a higher share repurchase settlement amount of $0.7 billion.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Outstanding borrowings decreased to $6.1 billion as of April 30, 2018 as compared to $7.8 billion as

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

of October 31, 2017, bearing weighted-average interest rates of 4.2% and 4.0% for April 30, 2018 and October 31, 2017, respectively, primarily due to the payment for the repurchase of approximately $1.85 billion in aggregate principal amount of U.S. Dollar Global Notes.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 9, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of April 30, 2018, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, which will be available until March 30, 2023 and is primarily to support the issuance of commercial paper. Funds borrowed under this revolving credit facility may also be used for general corporate purposes. As of April 30, 2018, we had $1.0 billion of commercial paper outstanding.
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
Available Borrowing Resources
We had the following resources available to obtain short or long-term financing in addition to the commercial paper and revolving credit facilities discussed above:

As of April 30, 2018
In millions
2016 Shelf Registration Statement	Unspecified
Uncommitted lines of credit	$722
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
CONTRACTUAL AND OTHER OBLIGATIONS
Contractual Obligations
During the three months ended April 30, 2018, we renegotiated certain purchase agreements, pursuant to which our unconditional purchase obligations as of April 30, 2018 were $0.9 billion, as compared to $1.2 billion as of October 31, 2017.
Retirement and Post-Retirement Benefit Plan Contributions
As of April 30, 2018, we anticipate making contributions for the remainder of fiscal year 2018 of approximately $17 million to our non-U.S. pension plans, $13 million to cover benefit payments to U.S. non-qualified pension plan participants and $7 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
We expect to make future cash payments of approximately $346 million in connection with our cost savings plans through fiscal year 2019. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

As of April 30, 2018, we had approximately $1.4 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Payment of one-time transition taxes under the TCJA
The TCJA made significant changes to U.S. tax law resulting in a one-time gross transition tax of $3.1 billion on accumulated foreign earnings. We expect the actual cash payments for the tax to be much lower as we expect to reduce the overall liability by more than half once existing and future credits and other balance sheet attributes are used.

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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes in our risk factors since our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
February 2018	6,223	$21.93	6,223	$1,862,059
March 2018	20,875	$23.17	20,875	$1,378,403
April 2018	8,342	$21.63	8,342	$1,197,931
Total	35,440		35,440
On October 10, 2016, HP’s Board of Directors authorized $3.0 billion for future repurchases of its outstanding shares of common stock. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. HP intends to use repurchases from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. All share repurchases settled in the second quarter of fiscal year 2018 were open market transactions. As of April 30, 2018, HP had approximately $1.2 billion remaining under the share repurchase authorizations.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The Exhibit Index beginning on page 57 of this report sets forth a list of exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HP INC.
/s/ CATHERINE A. LESJAK
Catherine A. Lesjak Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: June 5, 2018

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(c)	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.3	November 5, 2015
2(d)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
2(e)	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.5	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	July 26, 2017
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-21516	4.2	December 15, 2016
4(c)	Form of Registrant’s 3.750% Global Note due December 1, 2020 and form of related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	December 2, 2010
4(d)	Form of Registrant’s 4.300% Global Note due June 1, 2021 and form of related Officers’ Certificate.	8-K	001-04423	4.5 and 4.6	June 1, 2011
4(e)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(f)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(g)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant’s 2.750% Global Note due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers’ Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(i)	Specimen certificate for the Registrant’s common stock.	8-K/A	001-04423	4.1	June 23, 2006
4(j)	First Supplemental Indenture, dated as of March 26, 2018, to the Indenture, dated as of June 1, 2000, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.‡
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Registrant’s 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant’s Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant’s Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(k)	Form of Option Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(1)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(e)(e)(e)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
10(j)(j)
Second Amended and Restated Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, as further Amended and Restated as of March 30, 2018, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.‡

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)(k)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(l)(l)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015
10(n)(n)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(n)(n)	March 3, 2016
10(o)(o)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(o)(o)	March 3, 2016
10(p)(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(q)(q)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(t)(t)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(u)(u)	First Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-K	001-04423	10(u)(u)	December 15, 2016
10(v)(v)	Second Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-Q	001-04423	10(v)(v)	March 2, 2017
10(w)(w)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(x)(x)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(y)(y)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(z)(z)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(z)(z)	March 2, 2017
10(a)(a)(a)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017
10(b)(b)(b)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(c)(c)(c)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018

10(d)(d)(d)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(d)(d)(d)	March 1, 2018
10(e)(e)(e)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(f)(f)(f)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡
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