Form 10-K
period 2018-10-31
HP INC
filed 2018-12-13
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $34,578,508,590 based on the last sale price of common stock on April 30, 2018.
The number of shares of HP Inc. common stock outstanding as of November 30, 2018 was 1,553,494,507 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant’s definitive proxy statement related to its 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of October 31, 2018 are incorporated by reference into Part III of this Report.
III

HP INC. AND SUBSIDIARIES
Form 10-K
For the Fiscal Year ended October 31, 2018

In this report on Form 10-K, for all periods presented, “we”, “us”, “our”, “company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
        This Annual Report on Form 10-K, including “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share (“EPS”), cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our sustainability goals, the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP’s businesses; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP’s products and the delivery of HP’s services effectively; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; risks associated with HP’s international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the impact of changes in tax laws, including uncertainties related to the interpretation and application of the Tax Cuts and Jobs Act of 2017 (“TCJA”) on HP’s tax obligations and effective tax rate; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this report and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (“the SEC”). HP assumes no obligation and does not intend to update these forward-looking statements.

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
HP Products and Services; Segment Information
We have three reportable segments: Personal Systems, Printing and Corporate Investments. The Personal Systems segment offers Commercial and Consumer desktop and notebook personal computers (“PCs”), Workstations, thin clients, Commercial mobility devices, retail point-of-sale (“POS”) systems, displays and other related accessories, software, support and services. The Printing segment provides Consumer and Commercial printer hardware, Supplies, solutions and services, as well as scanning devices. Corporate Investments includes HP Labs and certain business incubation projects.
In each of the past three fiscal years, notebook PCs, printing supplies and desktop PCs each accounted for more than 10% of our consolidated net revenue.
Personal Systems
Personal Systems offers Commercial and Consumer desktop and notebook PCs, Workstations, thin clients, Commercial mobility devices, retail POS systems, displays and other related accessories, software, support and services. We group Commercial notebooks, Commercial desktops, Commercial services, Commercial mobility devices, Commercial detachables and convertibles, Workstations, retail POS systems and thin clients into Commercial PCs and Consumer notebooks, Consumer desktops, Consumer services and Consumer detachables into Consumer PCs when describing performance in these markets. Both Commercial and Consumer PCs and Commercial mobility devices maintain a multi-operating system, multi-architecture strategies using Microsoft Windows, Google Chrome, Android operating systems and use predominantly processors from Intel Corporation (“Intel”) and Advanced Micro Devices, Inc. (“AMD”).
Commercial PCs are optimized for use by customers including enterprise, public sector and SMB customers, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in networked and cloud-based environments. Commercial PCs include the HP ProBook and HP EliteBook lines of notebooks, convertibles, and detachables, the HP Pro and HP Elite lines of business desktops and all-in-ones, retail POS systems, HP Thin Clients, HP Pro Tablet PCs and the HP notebook, desktop and Chromebook systems. Commercial PCs also include workstations that are designed and optimized for high-performance and demanding application environments including Z desktop workstations, Z all-in-ones and Z mobile workstations. Additionally, we offer a range of services and solutions to enterprise, public sector and SMB customers to help them manage the lifecycle of their PC and mobility installed base.
Consumer PCs are optimized for consumer usage, focusing on gaming, consuming multi-media for entertainment, managing personal life activities, staying connected, sharing information, getting things done for work including content creation, staying informed and security and include HP Spectre, HP Envy, HP Pavilion, HP Chromebook, HP Stream, Omen by HP lines of notebooks and hybrids and HP Envy, HP Pavilion and Omen by HP desktops and all-in-one lines.
Personal Systems groups its global business capabilities into the following business units when reporting business performance:
•Notebooks consists of Consumer notebooks, Commercial notebooks, mobile workstations and Commercial mobility devices;

•	Desktops includes Consumer desktops, Commercial desktops, thin clients, and retail POS systems;

•	Workstations consists of desktop workstations and accessories; and

•	Other consists of Consumer and Commercial services as well as other Personal Systems capabilities.
Printing
Printing provides Consumer and Commercial printer hardware, Supplies, solutions and services, as well as scanning devices. Printing is also focused on imaging solutions in the commercial and industrial markets. Our global business capabilities within Printing are described below:
Office Printing Solutions delivers HP’s office printers, Supplies, services, and solutions to SMBs and large enterprises. It also includes Samsung Electronics Co., Ltd (“Samsung”)-branded and Original Equipment Manufacturer (“OEM”) hardware, supplies and solutions. HP goes to market through its extensive channel network and directly with HP sales. Ongoing key initiatives include the design and deployment of A3 products and solutions for the copier and multifunction printer market, printer security solutions, PageWide solutions and award-winning JetIntelligence LaserJet products.
Home Printing Solutions delivers innovative printing products and solutions for the home, home business and micro business customers utilizing both HP’s Ink and Laser technologies. Initiatives such as Instant Ink and Continuous Ink Supply System provide business model innovation to benefit and expand HP’s existing customer base, while new technologies like Photo Lifestyle products drive print relevance for a mobile generation.
Graphics Solutions delivers large-format, commercial and industrial solutions to print service providers and packaging converters through a wide portfolio of printers and presses (HP DesignJet, HP Latex, HP Scitex, HP Indigo and HP PageWide Web Presses).
3D Printing delivers the HP Multi-Jet Fusion 3D Printing Solution designed for prototyping and production of functional parts and functions on an open platform facilitating the development of new 3D printing materials.
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
Sales, Marketing and Distribution
We manage our business and report our financial results based on the business segments described above. Our customers are organized by consumer and commercial groups, and purchases of HP products, solutions and services may be fulfilled directly by HP or indirectly through a variety of partners, including:

•	retailers that sell our products to the public through their own physical or Internet stores;

•	resellers that sell our products and services, frequently with their own value-added products or services, to targeted customer groups;

•	distribution partners that supply our products and solutions to resellers; and

•
system integrators and other business intermediaries that provide various levels of services, including systems integration work and as-a-service solutions, and typically partner with us on client solutions that require our products and services.

The mix of our business conducted by direct sales or channel sales differs by business and region. We believe that customer buying patterns and different regional market conditions require us to tailor our sales, marketing and distribution efforts to the regional and sub-regional specificities for each of our businesses. Each of our businesses and regions manages the definition and execution of its own go-to-market and distribution strategy. We are focused on driving the depth and breadth of our market coverage while identifying efficiencies and productivity gains in both our direct and indirect routes to market. Our businesses collaborate to accomplish strategic and process alignment where appropriate. For example, we typically assign an account manager to manage relationships across our business with large enterprise customers. The account manager is supported by a team of specialists with product and services expertise and drives both direct and indirect sales to their assigned customers. For other customers and for consumers, we typically manage both direct online sales as well as channel relationships with retailers mainly targeting consumers and small businesses and commercial resellers mainly targeting SMBs and mid-market accounts.
Manufacturing and Materials
We utilize a significant number of outsourced manufacturers (“OMs”) around the world to manufacture HP-designed products. The use of OMs is intended to generate cost efficiencies and reduce time to market for HP-designed products. We use multiple OMs to maintain flexibility in our supply chain and manufacturing processes. In some circumstances, third-party suppliers produce products that we purchase and resell under the HP brand. Additionally, we manufacture finished products from components and subassemblies that we acquire from a wide range of vendors.
We utilize two primary methods of fulfilling demand for products: building products to order and configuring products to order. We build products to order to maximize manufacturing and logistics efficiencies by producing high volumes of basic product configurations. Alternatively, configuring products to order enables units to match a customer’s hardware and software customization requirements. Our inventory management and distribution practices in both building products to order and configuring products to order seek to minimize inventory holding periods by taking delivery of the inventory and manufacturing shortly before the sale or distribution of products to our customers.
We purchase materials, supplies and product subassemblies from a substantial number of vendors. For most of our products, we have existing alternate sources of supply or alternate sources of supply are readily available. However, we have relied on sole sources for some laser printer engines, LaserJet supplies, certain customized parts and parts for products with short life cycles (although some of these sources have operations in multiple locations, mitigating the effect of a disruption). For instance, we source the majority of our A4 and a portion of A3 portfolio laser printer engines and laser toner cartridges from Canon. Any decision by either party not to renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement.
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
International
Our products and services are available worldwide. We believe this geographic diversity allows us to meet both consumer and enterprise customers’ demand on a worldwide basis and draws on business and technical expertise from a worldwide workforce. This provides stability to our operations, provides revenue streams that may offset geographic economic trends and offers us an opportunity to access new markets for maturing products. In addition, we believe that future growth is dependent in part on our ability to develop products and sales models that target developing countries. In this regard, we believe that our broad geographic presence as well as our focus on diversity and inclusion, gives us a solid base on which to build future growth.
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
Patents
Our general policy has been to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. At October 31, 2018, our worldwide patent portfolio included over 26,000 patents, including patents acquired from Samsung.
Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of the individual patents across our patent portfolio vary. We believe that our patents and patent applications are important for maintaining the competitive differentiation of our products and services, enhancing our freedom of action to sell our products and services in markets in which we choose to participate, and maximizing our return on research and development investments. No single patent is essential to HP as a whole or to any of HP’s business segments.
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
For a discussion of risks attendant to these competitive factors, see “Risk Factors—We operate in an intensely competitive industry and competitive pressures could harm our business and financial performance,” in Item 1A, which is incorporated herein by reference.
Sustainability
At HP, we believe in the power of technology to enable people and communities to change the world for the better. Sustainable impact is fundamental to our reinvention journey-fueling our innovation and growth and strengthening our business for the long term.
Our approach covers a broad range of sustainability issues across three pillars: Planet, People and Community. We prioritize issues to address based on their relative importance to our culture, business success and sustainable development.
Planet. We aim to grow our business, not our footprint - and support our customers to do the same by transforming our entire business to drive a more efficient, circular, and low-carbon economy and enabling our customers to invent the future through our most sustainable portfolio of products and services.
People. We champion dignity, respect and empowerment for all people with whom we work by working to embed diversity and inclusion in everything we do and helping to enable all people who help bring our products to market to thrive at work, at home and in their communities.
Community. Through our technology, time and resources, we work to catalyze positive change in communities where we live, work and do business. As a result, we aim to unlock opportunity through the power of technology and improve the vitality and resilience of our local communities.
Goals. Our current long-term sustainability goals are:
Planet

•	Use 100% renewable electricity in our global operations, with an interim goal of 40% by 2020;

•	Consistent with a science-based reduction target, reduce Scope 1 and Scope 2 greenhouse gas (“GHG”) emissions in our global operations by 25% by 2025, compared to 2015;

•
Reduce first-tier production supplier and product transportation-related GHG emissions intensity (which refers to the portion of first-tier production and product transportation suppliers’ reported GHG emissions attributable to HP divided by HP’s annual net revenue) by 10% by 2025, compared to 2015;

•
Reduce the GHG emissions intensity of HP’s product portfolio (which refers to tonnes CO2e/net revenue arising from the use of more than 95% of HP product units shipped each year) by 25% by 2020, compared to 2010;

•	Help suppliers cut 2 million tonnes of carbon dioxide equivalent (CO2e) emissions between 2010 and 2025;

•	Achieve zero deforestation associated with HP brand paper and paper-based product packaging (which includes the box that comes with the product and all paper inside the box) by 2020;

•	Recycle 1.2 million tonnes of hardware and supplies by 2025, since the beginning of 2016; and

•	Reduce potable water consumption in global operations by 15% by 2025, compared to 2015;
People

•	Develop skills and improve well-being of 500,000 factory workers by 2025, since the beginning of 2015;

•	Double factory participation in our supply chain sustainability programs by 2025, compared to 2015; and

•	Maintain greater than 99% completion rate of annual Integrity at HP (formerly Standards of Business Conduct) training among active HP employees and the Board of Directors.
Community

•	Enable better learning outcomes for 100 million people by 2025, since the beginning of 2015.
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
Our operations, supply chain and our products, are expected to become increasingly subject to federal, state, local and foreign laws, regulations and international treaties relating to climate change. We strive to continually improve the energy and carbon efficiency of our operations, supply chain and product portfolio and deliver more cost-effective and less greenhouse gas-intensive technology solutions to our customers. As these and other new laws, regulations, treaties and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines. We believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that HP technology can be used to address climate change and to facilitate compliance with related laws, regulations and treaties.
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
Executive Officers
The following are our current executive officers:
Alex Cho; age 46; President, Personal Systems
Mr. Cho has served as President, Personal Systems since June 2018. Mr. Cho joined Hewlett-Packard Company in June 2010 as the Vice President and General Manager of the LaserJet Supplies team. In 2014, Mr. Cho transitioned to Global Head and General Manager of Commercial Personal Systems at Hewlett-Packard Company.
Steve Fieler; age 45; Chief Financial Officer
Mr. Fieler has served as Chief Financial Officer since July 2018. Previously, Mr. Fieler served as Head of Global Treasury since January 2017. Prior to that role, he was Chief Financial Officer at Proteus Digital Health from June 2014 to January 2017.

Mr. Fieler served in a range of finance and operational roles at Hewlett-Packard Company prior to its separation, including Vice President, Chief Financial Officer of HP Software from January 2012 to June 2014.
Tracy S. Keogh; age 57; Chief Human Resources Officer
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
Catherine A. Lesjak; age 59; Chief Operating Officer (interim)
Ms. Lesjak has served as interim Chief Operating Officer since July 2018. Ms. Lesjak previously served as Chief Financial Officer since November 2015, and as Executive Vice President and Chief Financial Officer of Hewlett-Packard Company from 2007 to November 2015. Ms. Lesjak also served as Hewlett-Packard Company’s interim Chief Executive Officer from August 2010 until November 2010. She also serves as a director of SunPower Corporation.
Enrique Lores; age 53; President, Printing, Solutions and Services
Mr. Lores has served as President, Printing, Solutions and Services since November 2015. Throughout his 26-year tenure with Hewlett-Packard Company, Mr. Lores held leadership positions across the organization, most recently leading the Separation Management Office for HP Inc. Previously, Mr. Lores was the Senior Vice President and General Manager for Business Personal Systems. Before his Business Personal Systems role, Mr. Lores was Senior Vice President of Customer Support and Services.
Marie Myers; age 50; Global Controller and Head of Finance Services
Ms. Myers has served as Global Controller and Head of Finance Services since November 2015. Prior to that from October 2014 to October 2015, Ms. Myers was in the Separation Management Office at Hewlett-Packard Company and held other key leadership roles at Hewlett-Packard Company, including Vice President for Printing and Personal Systems, HQ and Finance from May 2012 to October 2015 and Vice President of Finance for Personal Systems Group, Americas from March 2010 to May 2012.
Kim Rivera; age 50; Chief Legal Officer and General Counsel
Ms. Rivera has served as Chief Legal Officer, General Counsel and Corporate Secretary since November 2015. Prior to joining us, she served as the Chief Legal Officer and Corporate Secretary at DaVita Health Care Partners where she was employed from 2010 to 2015. From 2006 to 2009, she served as Vice President and Associate General Counsel at The Clorox Company. Prior to that, Ms. Rivera served as Vice President Law and Chief Litigation Counsel to Rockwell Automation as well as General Counsel for its Automation Controls and Information Group.
Dion J. Weisler; age 51; President and Chief Executive Officer
Mr. Weisler has served as President and Chief Executive Officer since November 2015. Previously, he served as Executive Vice President of the Printing and Personal Systems Group of Hewlett-Packard Company from June 2013 to November 2015 and as Senior Vice President and Managing Director, Printing and Personal Systems, Asia Pacific and Japan from January 2012 to June 2013. Prior to joining Hewlett-Packard Company, he was Vice President and Chief Operating Officer of the Product and Mobile Internet Digital Home Groups at Lenovo Group Ltd., a technology company, from January 2008 to December 2011.
Employees
We had approximately 55,000 employees worldwide as of October 31, 2018.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://www.hp.com/investor/home, as soon as reasonably practicable after HP electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission. HP’s Corporate Governance Guidelines, Board of Directors’ committee charters (including the charters of the Audit Committee, Finance, Investment and Technology Committee, HR and Compensation Committee, and Nominating, Governance and Social Responsibility Committee) and code of ethics entitled “Integrity at HP” (none of which are incorporated by reference herein) are also available at that same location on our website. If the Board grants any waivers from Integrity at HP to any of our directors or executive officers, or if we amend Integrity at HP, we will, if required, disclose these matters via updates to our website at http://www.hp.com/investor/home on a timely basis. We encourage investors to visit our website from time to time, as information is updated and new information is posted.  The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Stockholders may request free copies of these documents from:

HP Inc.
Attention: Investor Relations
1501 Page Mill Road,
Palo Alto, CA 94304
http://www.hp.com/investor/informationrequest
Additional Information
Microsoft® and Windows® are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other countries. Intel® is a trademark of Intel Corporation in the United States and/or other countries. AMD is a trademark of Advanced Micro Devices, Inc. Google™ and Google Chrome™ are trademarks of Google LLC. All other trademarks are the property of their respective owners.
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
In addition, we have in the recent past and may again in the future face macroeconomic challenges, including weakness in certain geographic regions and global political developments that impact international trade, such as trade disputes and increased tariffs. We may also be vulnerable to increased risks associated with our efforts to address such challenges given the broad range of geographic regions in which we and our customers and partners operate. If we experience these challenges and do not succeed in our efforts to mitigate them, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.
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
We have a large portfolio of products and must allocate our financial, personnel and other resources across all of our products while competing with companies that have smaller portfolios or specialize in one or more of our product lines. As a result, we may invest less in certain areas of our business than our competitors, and our competitors may have greater financial, technical and marketing resources available to their products and services compared to the resources allocated to our competing products and services.

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
Because our business model is based on providing innovative and high-quality products, we may spend a proportionately greater amount of our revenues on research and development than some of our competitors. If we cannot proportionately decrease our cost structure (apart from research and development expenses) on a timely basis in response to competitive price pressures, our gross margin and, therefore, our profitability could be adversely affected. In addition, if our pricing and other facets of our offerings are not sufficiently competitive, or if there is a negative reception to our product decisions, we may lose market share in certain areas, which could adversely affect our financial performance and business prospects.
Even if we are able to maintain or increase market share for a particular product, its financial performance could decline because the product is in a maturing industry or market segment or contains technology that is becoming obsolete. Financial performance could also decline due to increased competition from other types of products. For example, the refill and remanufactured alternatives for some of our LaserJet toner and InkJet cartridges compete with our Printing Supplies business.
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
The process of developing new high-technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share, results of operations and financial condition. For example, to offset industry declines in some of our businesses, our strategy is to successfully grow in adjacencies such as copier printers, maintain our strong position in graphics, scale our 3D Printing, Managed Print Services and Device as a Service businesses and execute on our Personal Systems growth strategy by providing specialized products and services that address the needs of our customers. We must make long-term investments, develop or acquire and appropriately protect intellectual property, and commit significant research and development and other resources before knowing whether our predictions will accurately reflect customer demand for our products and services. Any failure to accurately predict technological and business trends, control research and development costs or execute our innovation strategy could harm our business and financial performance. Our research and development initiatives may not be successful in whole or in part, including research and development projects which we have prioritized with respect to funding and/or personnel.
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
If we are unable to determine the cause or find an effective solution to address quality and security issues with our products, we may delay shipment to customers, which would delay revenue recognition and receipt of customer payments and could adversely affect our net revenue, cash flows and profitability.  In addition, after products are delivered, quality and security issues may require us to repair or replace such products.  Addressing quality and security issues can be expensive and may result in additional warranty, repair, replacement and other costs, adversely affecting our financial performance. In the event of security vulnerabilities or other issues with third-party components, we may have to rely on third parties to provide mitigation techniques such as firmware updates. Furthermore, mitigation techniques for vulnerabilities in third-party components may be ineffective or may result in adverse performance, system instability and data loss or corruption. If new or existing customers have difficulty operating our products or are dissatisfied with our services, our results of operations could be adversely affected, and we could face possible claims if we fail to meet our customers’ expectations.  In addition, quality and security issues, including those resulting from defects or security vulnerabilities in third-party components, can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect our results of operations.
We are exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results.
Currencies other than the U.S. dollar, including the euro, the British pound, Chinese yuan (renminbi) and the Japanese yen, can have an impact on our results as expressed in U.S. dollars. Global economic events, including trade disputes, economic sanctions and emerging market volatility, and associated uncertainty may cause currencies to fluctuate, which may contribute to variations in our sales of products and services in impacted jurisdictions. For example, the United Kingdom’s June 2016 vote to leave the European Union (commonly known as “Brexit”) caused significant volatility in currency exchange rates, especially between the U.S. dollar and the British pound. Continued uncertainty regarding Brexit may result in future exchange rate volatility. In addition, in the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the euro or the British pound or the weakness of the Japanese yen, could adversely affect our net revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and products that include components obtained from suppliers located outside of the United States.
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
Our business and financial performance depend significantly on worldwide economic conditions and the demand for technology products and services in the markets in which we compete. Recent economic weakness and uncertainty in various markets throughout the world have resulted, and may result in the future, in decreased net revenue, gross margin, earnings or growth rates and in increased expenses and difficulty in managing inventory levels. For example, we have in the past experienced the impacts of macroeconomic weakness across many geographic regions and markets, and we may experience similar impacts in the future. Ongoing U.S. federal government spending limits may continue to reduce demand for our products and services from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services. Political developments impacting international trade, including continued uncertainty surrounding Brexit, trade disputes and increased tariffs, particularly between the United States and China, may negatively impact markets and cause weaker macroeconomic conditions.
Economic weakness and uncertainty may adversely affect demand for our products and services, may result in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges, and may make it more difficult for us to accurately forecast revenue, gross margin, cash flows and expenses.
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
Our net revenue, gross margin and profit vary among our diverse products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period are dependent on the product, service, customer and geographic mix reflected in that period’s net revenue, which in turn depends on the overall demand for our products and services. Delays or reductions in hardware and related services spending by our customers or potential customers could have a material adverse effect on demand for our products and services, which could result in a significant decline in net revenue. In addition, net revenue declines in some of our businesses may affect net revenue in our other businesses as we may lose cross-selling opportunities. Competition, lawsuits, investigations, increases in component and manufacturing costs that we are unable to pass on to our customers, component supply disruptions and other risks affecting our businesses may also have a significant impact on our overall gross margin and profitability. In addition, newer geographic markets may be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may lead to adjustments to our operations. Moreover, our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period.
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
Our financial results could be materially adversely affected due to distribution channel conflicts or if the financial conditions of our channel partners were to weaken. Our results of operations may be adversely affected by any conflicts that might arise between our various distribution channels or the loss or deterioration of any alliance or distribution arrangement or reduced assortments of our products. Moreover, some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends. Many of our significant distributors operate on narrow margins and have been negatively affected by business pressures in the past. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Net revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors’ financial conditions, abilities to borrow funds or operations weaken.
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
Our operations depend on our ability to anticipate our needs for components, products and services, as well as our suppliers’ ability to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of products and services that we offer, the large number of our suppliers and contract manufacturers that are located around the world, and the long lead times required to manufacture, assemble and deliver certain components and products, problems could arise in production, planning and inventory management that could seriously harm our business. Third-party suppliers may have limited financial resources to withstand challenging business conditions, particularly as a result of increased interest rates or emerging market volatility, and our business could be negatively impacted if key suppliers are forced to cease or limit their operations. Due to the international nature of our third-party supplier network, our financial results may also be negatively impacted by increased trade barriers and tariffs. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Furthermore, certain of our suppliers may decide to discontinue conducting business with us. Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers, risks related to supply chain working conditions and materials sourcing and risks related to our relationships with single-source suppliers, each of which is described below.

•
Component shortages.  We may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, the inability of suppliers to borrow funds, disputes with suppliers (some of whom are also our customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. For example, our PC business relies heavily upon OMs to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. We represent a substantial portion of the business of some of these OMs, and any changes to the nature or volume of our business transactions with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of certain components may increase, we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, our business and financial performance could suffer if we lose time-sensitive sales, incur additional freight costs or are unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to re-engineer some product or service offerings, which could result in further costs and delays.

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

•
Contractual terms.  As a result of binding long-term price or purchase commitments with vendors, we may be obligated to purchase components or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. If we commit to purchasing components or services for prices in excess of the then-current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, our gross margin could suffer, and we could incur additional charges relating to inventory obsolescence. In addition, many of our competitors obtain products or components from the same OMs and suppliers that we utilize. Our competitors may obtain better pricing, more favorable contractual terms and conditions, and more favorable allocations of products and components during periods of limited supply, and our ability to engage in relationships with certain OMs and suppliers could be limited. The practice employed by our PC business of purchasing product components and transferring those components to OMs may create large supplier receivables with the OMs that, depending on the financial condition of the OMs, may create collectability risks. In addition, certain of our OMs and suppliers may decide to discontinue conducting business with us. Any of these developments could adversely affect our future results of operations and financial condition.

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

•
Working conditions and materials sourcing. We work with our suppliers to improve their labor practices and working conditions, such as by including requirements in our agreements with our suppliers that workers receive fair treatment, safe working conditions and freely chosen employment, that materials are responsibly sourced and that business operations are conducted in an environmentally responsible and ethical way. Brand perception and customer loyalty could be adversely impacted by a supplier’s improper practices or failure to comply with the above-mentioned requirements or those included in our Supplier Code of Conduct, General Specification for the Environment and other related provisions and requirements of our procurement contracts, including supplier audits, reporting of smelters, wood fiber certification (for HP brand paper and product packaging) and GHG emissions, water and waste data.

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
We experience some seasonal trends in the sale of our products that also may produce variations in our quarterly results and financial condition. For example, sales to governments (particularly sales to the U.S. government) are often stronger in the third calendar quarter, and many customers whose fiscal year is the calendar year spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. Consumer sales are often higher in the fourth calendar quarter compared to other quarters due in part to seasonal holiday demand. European sales are often weaker during the summer months. Demand during the spring and early summer also may be adversely impacted by market anticipation of seasonal trends. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect our gross margin prior to or shortly after such product launches. Typically, our fourth fiscal quarter is our strongest by revenues. Many of the factors that create and affect seasonal trends are beyond our control.
Due to the international nature of our business, political or economic changes, uncertainty or other factors could harm our business and financial performance.
Approximately 65% of our net revenue for fiscal year 2018 came from outside the United States. In addition, a portion of our business activity is being conducted in emerging markets. Our future business and financial performance could suffer due to a variety of international factors, including:

•
ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts or any other change resulting from Brexit;

•
longer collection cycles and financial instability among customers, the imposition by governments of additional taxes, tariffs or other restrictions on foreign trade or changes in restrictions on trade between the United States and other countries, including the impact of recently imposed tariffs between the United States and China on a wide variety of products;

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

•	stringent privacy and data protection policies, such as the European Union’s General Data Protection Regulation (“GDPR”);

•	changes in tax laws; and

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

•
Certain prior business combination and investment transactions resulted, and in the future any such transactions may result, in significant costs and expenses, including those related to severance pay, early retirement costs, employee benefit costs, goodwill and asset impairment charges, charges from the elimination of duplicative facilities and contracts, asset impairment charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans.

•
Any increased or unexpected costs, unanticipated delays or failures to meet contractual obligations could make business combination and investment transactions less profitable than anticipated or unprofitable.

•
Our ability to conduct due diligence with respect to business combination and investment transactions, and our ability to evaluate the results of such due diligence, is dependent upon the veracity and completeness of statements and disclosures made or actions taken by third parties or their representatives.

•
The pricing and other terms of our contracts for business combination and investment transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate accurately our costs, timing and other matters or we may incur costs if a business combination and investment transaction is not consummated.

•	In order to complete a business combination and investment transaction, we may issue common stock, potentially creating dilution for our existing stockholders.

•
We may borrow to finance business combination and investment transactions, and the amount and terms of any potential acquisition-related or other borrowings, as well as other factors, could affect our liquidity and financial condition.

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

We have incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill, tangible or intangible assets acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. If there are future decreases in our stock price or significant changes in the business climate or results of operations of our reporting units, we may incur additional charges, which may include impairment charges.
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
We announced a restructuring plan in October 2016, which we amended in May 2018, to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies that we expect to reduce costs. Implementation of the restructuring plan may be costly and disruptive to our business, and we may not be able to obtain the estimated workforce reductions within the projected timing or at all, or the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, as a result of our restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our October 2016 restructuring plan, see Note 3 to our Consolidated Financial Statements in Item 8.

Our financial performance may suffer if we cannot continue to develop, license or enforce the intellectual property rights on which our businesses depend.
We rely upon patent, copyright, trademark, trade secret and other intellectual property (“IP”) laws in the United States, similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain IP rights in the products and services we sell, provide or otherwise use in our operations. However, any of our IP rights could be challenged, invalidated, infringed or circumvented, or such IP rights may not be sufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages, either of which could result in costly product redesign efforts, discontinuance of certain product offerings or other harm to our competitive position. For example, our enforcement of our IP rights of our InkJet printer supplies against infringers may be successfully challenged or our IP rights may be successfully circumvented. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use; this, too, could adversely affect our ability to sell products or services and our competitive position.
Our products and services depend in part on IP and technology licensed from third parties.
Some of our business and some of our products rely on key technologies developed or licensed by third parties. We may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our IP. Third-party components may become obsolete, defective or incompatible with future versions of our products, or our relationship with the third party may deteriorate, or our agreements with the third party may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we must carefully monitor and manage our use of third-party components, including both proprietary and open source license terms that may require the licensing or public disclosure of our IP without compensation or on undesirable terms. Additionally, some of these licenses may not be available to us in the future on terms that are acceptable or that allow our product offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our business, including our financial condition and results of operations. In addition, it is possible that as a consequence of a merger or acquisition, third parties may obtain licenses to some of our IP rights or our business may be subject to certain restrictions that were not in place prior to such transaction. Because the availability and cost of licenses from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties who license to our competitors will either refuse to license to us at all, or refuse to license to us on terms equally favorable to those granted to our competitors. Consequently, we may lose a competitive advantage with respect to these IP rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.
Third-party claims of IP infringement are commonplace in our industry and successful third-party claims may limit or disrupt our ability to sell our products and services.
Third parties also may claim that we or customers indemnified by us are infringing upon their IP rights. For example, patent assertion entities may purchase IP assets for the purpose of asserting claims of infringement and attempting to extract settlements from companies such as us and our customers. If we cannot or do not license allegedly infringed IP at all or on reasonable terms, or if we are required to substitute similar technology from another source, our operations could be adversely affected. Even if we believe that IP claims are without merit, they can be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. Claims of IP infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us. Additionally, claims of IP infringement may adversely impact our brand and reputation and imperil new and existing customer relationships.
Further, our results of operations and cash flows have been and could continue to be affected in certain periods and on an ongoing basis by the imposition, accrual and payment of copyright levies or similar fees. In certain countries (primarily in Europe), proceedings are ongoing or have been concluded in which groups representing copyright owners have sought or are seeking to impose upon and collect from us levies upon IT equipment (such as PCs, multifunction devices and printers) alleged to be copying devices under applicable laws. Other such groups have also sought to modify existing levy schemes to increase the amount of the levies that can be collected from us. Other countries that have not imposed levies on these types of devices are expected to extend existing levy schemes, and countries that do not currently have levy schemes may decide to impose copyright levies on these types of devices. The total amount of the copyright levies will depend on the types of products determined to be subject to the levy, the number of units of those products sold during the period covered by the levy, and the per unit fee for each type of product, all of which are affected by several factors, including the outcome of ongoing litigation involving us and other industry participants and possible action by the legislative bodies in the applicable countries, and could be substantial. Consequently, the ultimate impact of these copyright levies or similar fees, and our ability to recover such amounts through increased prices, remains uncertain.
The allocation of IP rights between Hewlett Packard Enterprise and HP as part of the Separation, and the shared use of certain IP rights following the Separation, could adversely impact our reputation, our ability to enforce certain IP rights that are important to us and our competitive position.
In connection with the Separation, Hewlett-Packard Company allocated to each of Hewlett Packard Enterprise and HP the IP assets relevant to their respective businesses. The terms of the Separation include cross-licenses and other arrangements to provide for certain ongoing use of IP in the existing operations of both businesses. For example, through a joint brand holding structure, both Hewlett Packard Enterprise and HP will retain the ability to make ongoing use of certain variations of the legacy Hewlett-Packard and HP branding, respectively. There is a risk that the joint brand holding structure may impair the enforcement of HP’s trademark rights against third parties that infringe them. Furthermore, as a result of this shared use of the legacy branding, there is a risk that conduct or events adversely affecting the reputation of Hewlett Packard Enterprise could also adversely affect the reputation of HP. In addition, as a result of the allocation of IP as part of the Separation, we no longer own IP allocated to Hewlett Packard Enterprise and our resulting IP ownership position could adversely affect our position and options relating to patent enforcement, patent licensing and cross-licensing, our ability to sell our products or services, our competitive position in the industry and our ability to enter new product markets.
Our business and financial performance could suffer if we do not manage the risks associated with our services businesses properly.
The risks that accompany our services businesses differ from those of our other businesses. For example, the success of our services business depends to a significant degree on attracting clients to our services, retaining these clients and maintaining or increasing the level of revenues from these clients. Our standard services agreements are generally renewable at a customer’s option and/or subject to cancellation rights, with penalties for early termination. We may not be able to retain or renew services contracts with our clients, or our clients may reduce the scope of the services they contract for. Factors that may influence contract termination, non-renewal or reduction include business downturns, dissatisfaction with our services or products attached to services we provide, our retirement or lack of support for our services, our clients selecting alternative technologies to replace us, the cost of our services as compared to the cost of services offered by our competitors, general market conditions or other reasons. We may not be able to replace the revenue and earnings from lost clients or reductions in services. While our services agreements typically include penalties for early termination, these penalties may not fully cover our investments in these businesses in the event a client terminates a services agreement early or reduces the scope of the agreement. Our clients could also delay or terminate implementations or use of our services or choose not to invest in additional services from us in the future. In addition, the pricing and other terms of some of our services agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these agreements less profitable or unprofitable, which could have an adverse effect on the product margin of our services business. As a result, we may not generate the revenues we may have anticipated from our services businesses within the timelines anticipated, if at all.
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
Our credit risk is evaluated by the major independent rating agencies. Past downgrades of Hewlett-Packard Company’s ratings increased the cost of borrowing under our credit facilities and reduced market capacity for our commercial paper. Future downgrades could have the same effects, and could also require the posting of additional collateral under some of our derivative contracts. We cannot be assured that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may further impact us in a similar manner and may have a negative impact on our liquidity, capital position and access to capital markets.
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
We are subject to income and other taxes in the United States and various foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with these intercompany transactions or other matters, and may assess additional taxes or adjust taxable income on our tax returns as a result. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we cannot assure you that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, uncertainties related to the interpretation of the TCJA could materially impact our tax obligations and effective tax rate, as well as our business strategy and tax planning.

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
In order to be successful, we must attract, be able to hire, retain, train, motivate, develop, transition and deploy qualified executives and other key employees, including those in managerial, technical, development, sales, marketing and IT support positions. Identifying, developing internally or hiring externally, training and retaining qualified executives, engineers and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. Our equity-based incentive awards may contain conditions relating to our stock price performance and our long-term financial performance that make the future value of those awards uncertain. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the stockholder approval needed to continue granting equity-based incentive awards in the amounts we believe are necessary, our ability to attract, retain and motivate executives and key employees could be weakened. Our failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.
System security risks, data protection breaches, cyberattacks, system outages and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our revenue, increase our expenses, damage our reputation and adversely affect our stock price.
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
We manage and store various proprietary information and sensitive or confidential data relating to our business and our customers. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, damage our brand and reputation or otherwise harm our business, and result in government enforcement actions and litigation and potential liability for us. For example, the GDPR imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide annual turnover and/or €20 million. We also could lose existing or potential customers or incur significant expenses in connection with our customers’ system failures or any actual or perceived security vulnerabilities in our products and services. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Portions of our IT infrastructure, including portions provided by third parties, also may experience interruptions, outages, delays or cessations of service or may produce errors in connection with systems integrations, migration work or other causes from time to time. Any such events could result in business disruptions and the process of remediating them could be more expensive, time-consuming, disruptive and resource intensive than planned. Such disruptions could adversely impact our ability to fulfill orders and respond to customer requests and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could reduce our revenue, increase our expenses, damage our reputation and adversely affect our stock price.
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

ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2. Properties.
As of October 31, 2018, we owned or leased approximately 18.3 million square feet of space worldwide, a summary of which is provided below.

	Fiscal year ended October 31, 2018
	Owned	Leased	Total
	(square feet in millions)
Administration and support	2.1	6.3	8.4
(Percentage)	25%	75%	100%
Core data centers, manufacturing plants, research and development facilities and warehouse operations	2.1	6.4	8.5
(Percentage)	25%	75%	100%
Total(1)	4.2	12.7	16.9
(Percentage)	25%	75%	100%

(1)	Excludes 1.4 million square feet of vacated space, of which 1.0 million square feet is leased to third parties.
We believe that our existing properties are in good condition and are suitable for the conduct of our business. Each of our segments Personal Systems, Printing and Corporate Investments uses each of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.
Principal Executive Offices
Our principal executive offices, including our global headquarters, are located at 1501 Page Mill Road, Palo Alto, California, United States.
Headquarters of Geographic Operations
The locations of our geographic headquarters are as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Palo Alto, United States	Geneva, Switzerland	Singapore
Product Development and Manufacturing
The locations of our major product development, manufacturing, data centers and HP Labs facilities are as follows:

Americas United States—Corvallis, San Diego, Boise, Houston, Vancouver, Aguadilla, Puerto Rico	Europe, Middle East, Africa Israel—Kiryat-Gat, Rehovot, Netanya Spain—Barcelona
Asia Pacific China—Chongqing, Shanghai, Weihai India—Pantnagar Malaysia—Penang Singapore—Singapore South Korea—Suwon	Technology office (HP Labs) United Kingdom—Bristol United States—Palo Alto
ITEM 3. Legal Proceedings.
Information with respect to this item may be found in Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol HPQ.
For information about dividends, see Item 6, “Selected Financial Data” and Note 12, “Stockholders’ Deficit” to the Consolidated Financial Statements in Item 8.
As of November 30, 2018, there were approximately 60,224 stockholders of record.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities in fiscal year 2018.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Period
August 2018	6,378	$23.94	6,378	$4,348,890
September 2018	7,195	$25.13	7,195	$4,168,038
October 2018	10,875	$24.36	10,875	$3,903,189
Total	24,448		24,448
On October 10, 2016, the Board authorized $3.0 billion for future repurchases of HP’s outstanding shares of common stock. On June 19, 2018, HP’s Board of Directors authorized an additional $4.0 billion for future repurchases of its outstanding shares of common stock. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. HP intends to use repurchases from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. All share repurchases settled in the fourth quarter of fiscal year 2018 were open market transactions. As of October 31, 2018, HP had approximately $3.9 billion remaining under repurchase authorization.
Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return assuming the investment of $100 at the market close on October 31, 2013 (and the reinvestment of dividends thereafter) in each of HP common stock, the S&P 500 Index, and the S&P Information Technology Index. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	10/13	10/14	10/15	10/16	10/17	10/18
HP Inc.(1)	$100.00	$150.08	$115.15	$141.74	$217.27	$249.30
S&P 500 Index	$100.00	$117.26	$123.35	$128.90	$159.35	$171.04
S&P Information Technology Index	$100.00	$125.70	$139.76	$154.89	$215.24	$241.72
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
HP INC. AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31
	2018	2017	2016	2015	2014
	In millions, except per share amounts
Net revenue	$58,472	$52,056	$48,238	$51,463	$56,651
Earnings from continuing operations(1)	$4,064	$3,519	$3,549	$3,920	$4,256
Net (loss) earnings from discontinued operations net of taxes	$—	$—	$(170)	$836	$2,089
Net earnings(1)	$5,327	$2,526	$2,496	$4,554	$5,013
Net earnings per share:
Basic
Continuing operations	$3.30	$1.50	$1.54	$2.05	$1.55
Discontinued operations	—	—	(0.10)	0.46	1.11
Total basic net earnings per share	$3.30	$1.50	$1.44	$2.51	$2.66
Diluted
Continuing operations	$3.26	$1.48	$1.53	$2.02	$1.53
Discontinued operations	—	—	(0.10)	0.46	1.09
Total diluted net earnings per share	$3.26	$1.48	$1.43	$2.48	$2.62

Cash dividends declared per share	$0.56	$0.53	$0.50	$0.67	$0.61
At year-end:
Total assets(2)	$34,622	$32,913	$28,987	$106,853	$103,158
Long-term debt(3)	$4,524	$6,747	$6,735	$6,648	$15,515
Total debt(3)	$5,987	$7,819	$6,813	$8,842	$18,109

(1)	Earnings from continuing operations and net earnings include the following items:

	2018	2017	2016	2015	2014
	In millions
Restructuring and other charges	$132	$362	$205	$63	$176
Acquisition-related charges	123	125	7	1	—
Amortization of intangible assets	80	1	16	102	129
Defined benefit plan settlement charges (credits)	7	5	179	(57)	—
Total charges before taxes	$342	$493	$407	$109	$305
Total charges, net of taxes	$265	$367	$293	$113	$238

(2)	Total assets, for all periods prior to fiscal year 2016, include the total assets of Hewlett Packard Enterprise.

(3)
The decrease in Long-term debt and Total debt in fiscal year 2018 was due to the payment for the repurchase of approximately $1.85 billion in aggregate principal amount of U.S. Dollar Global Notes. The decrease in Long-term debt and Total debt in fiscal year 2015 was due to the early extinguishment of debt as a result of the Separation of Hewlett Packard Enterprise.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is organized as follows:

•	Overview. A discussion of our business and other highlights affecting the company to provide context for the remainder of this MD&A.

•	Separation Transaction. A discussion of the separation of Hewlett Packard Enterprise Company, HP Inc.’s former enterprise technology infrastructure, software, services and financing businesses.

•
Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

•
Results of Operations. An analysis of our continuing financial results comparing fiscal year 2018 to fiscal year 2017 and fiscal year 2017 to fiscal year 2016. A discussion of the results of continuing operations is followed by a more detailed discussion of the results of operations by segment.

•	Liquidity and Capital Resources. An analysis of changes in our cash flows and a discussion of our liquidity and financial condition.

•
Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan contributions, cost-saving plans, uncertain tax positions and off-balance sheet arrangements.

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

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

OVERVIEW
We are a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions, and services. We sell to individual consumers, SMBs and large enterprises, including customers in the government, health, and education sectors. We have three reportable segments: Personal Systems, Printing and Corporate Investments. The Personal Systems segment offers Commercial and Consumer desktop and notebook PCs, workstations, thin clients, Commercial mobility devices, retail POS systems, displays and other related accessories, software, support, and services. The Printing segment provides Consumer and Commercial printer hardware, Supplies, solutions and services, as well as scanning devices. Corporate Investments include HP Labs and certain business incubation projects.

•
In Personal Systems, our strategic focus is on profitable growth through hyper market segmentation with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, we are investing in premium form factors such as convertible notebooks to meet customer preference for mobile, thinner and lighter devices. We have increased our focus on Device as a Service as the market begins to shift to contractual solutions. We believe that we are well positioned due to our competitive product lineup.

•
In Printing, our strategic growth focus is on shifting to contractual solutions and Graphics, as well as expanding our footprint in the 3D printing marketplace. Business printing includes delivering solutions to SMBs and enterprise customers, such as multi-function and PageWide printers, including our JetIntelligence lineup of LaserJet printers. The shift to contractual solutions includes an increased focus on Managed Print Services and Instant Ink, which presents strong after-market supplies opportunities. In the Graphics space, we are focused on innovations such as our Indigo and Latex product offerings. We plan to continue to focus on shifting the mix in the installed base to higher value units and expanding our innovative Ink, Laser, Graphics and 3D printing programs. We continue to execute on our key initiatives of focusing on high-value products targeted at high usage categories and introducing new revenue delivery models. Our focus is on placing higher value printer units which offer strong annuity of toner and ink, the design and deployment of A3 products and solutions, accelerating growth in Graphic solutions and 3D printing.

We continue to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. One set of challenges relates to dynamic market trends, such as forecasted declining PC Client markets and flat home printing markets. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution.

•	In Personal Systems, we face challenges with industry component availability.

•
In Printing, we are seeing signs of stabilization of demand in consumer and commercial markets, but are still experiencing an overall competitive pricing environment. We obtain many components from single sources due to technology, availability, price, quality or other considerations. For instance, we source the majority of our A4 and a portion of our A3 portfolio of laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement. We are also seeing increases in commodity costs impacting our bill of materials.

Our business and financial performance also depend significantly on worldwide economic conditions. Accordingly, we face global macroeconomic challenges, tariff-driven headwinds, uncertainty in the markets, volatility in exchange rates, weaker macroeconomic conditions and evolving dynamics in the global trade environment. The impact of these and other global macroeconomic challenges on our business cannot be known at this time.
To address these challenges, we continue to pursue innovation with a view towards developing new products and services aligned with generating market demand and meeting the needs of our customers and partners. In addition, we continue to work on improving our operations, with a particular focus on enhancing our end-to-end processes and efficiencies. We also continue to work on optimizing our sales coverage models, align our sales incentives with our strategic goals, improve channel execution, strengthen our capabilities in our areas of strategic focus, and develop and capitalize on market opportunities.
We typically experience higher net revenues in our fourth quarter compared to other quarters in our fiscal year due in part to seasonal holiday demand. Historical seasonal patterns should not be considered reliable indicators of our future net revenues or financial performance.
For a further discussion of trends, uncertainties and other factors that could impact our continuing operating results, see the section entitled “Risk Factors” in Item 1A in this Annual Report on Form 10-K.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

SEPARATION TRANSACTION
On November 1, 2015, we completed the separation of Hewlett Packard Enterprise, Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses and entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between HP and Hewlett Packard Enterprise going forward, including among others a tax matters agreement, an employee matters agreement, a real estate matters agreement and a master commercial agreement.

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
We enter into contracts to sell our products and services, and while many of our sales agreements contain standard terms and conditions, there are agreements which contain non-standard terms and conditions. Further, many of our arrangements include multiple elements. As a result, significant contract interpretation may be required to determine the appropriate accounting, including the identification of deliverables considered to be separate units of accounting, the allocation of the transaction price among elements in the arrangement and the timing of revenue recognition for each of those elements.
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
We establish the selling prices used for each deliverable based on vendor specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”), if VSOE of selling price is not available, or estimated selling price (“ESP”), if neither VSOE of selling price nor TPE is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. We evaluate TPE of selling price by reviewing largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established based on management’s judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology life cycles. We may modify or

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

develop new go-to-market practices in the future, which may result in changes in selling prices, impacting both VSOE of selling price and ESP. In most arrangements with multiple elements, the transaction price is allocated to the individual units of accounting at the inception of the arrangement based on their relative selling price. However, the aforementioned factors may result in a different allocation of the transaction price to deliverables in multiple element arrangements entered into in future periods. This may change the pattern and timing of revenue recognition for identical arrangements executed in future periods, but will not change the total revenue recognized for any given arrangement.
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
Warranty
We accrue the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of our baseline experience. Warranty terms generally range from 90 days to three years for parts, labor and onsite services, depending upon the product. Over the last three fiscal years, the annual warranty expense and actual warranty costs have averaged approximately 1.8% and 2.0% of annual net revenue, respectively.
Restructuring and Other Charges
We have engaged in restructuring actions which require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction programs, fair value of assets made redundant or obsolete, and the fair value of lease cancellation and other exit costs. We accrue for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. Other charges include non-recurring costs that are distinct from ongoing operational costs such as information technology costs incurred in connection with the Separation. For a full description of our restructuring actions, refer to our discussions of restructuring in “Results of Operations” below and in Note 3, “Restructuring and Other Charges” to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.
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
Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 4, “Retirement and Post-Retirement Benefit Plans” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The following table provides the impact a change of 25 basis points in each of the weighted-average assumptions of the discount rate, expected increase in compensation levels and expected long-term return on plan assets would have had on our net periodic benefit cost for fiscal year 2018:

Change in Net Periodic Benefit Cost in millions
Assumptions:
Discount rate	$8
Expected increase in compensation levels	$2
Expected long-term return on plan assets	$30
Taxes on Earnings
The Tax Cuts and Jobs Act (“the TCJA”) made significant changes to the U.S. tax law. The TCJA lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a one-time transition tax on accumulated foreign earnings. In fiscal year 2018, we recorded a provisional tax benefit of $760 million as a provisional estimate under the SEC Staff Accounting Bulletin (“SAB”) No. 118.
In December 2017, the SEC staff issued SAB No. 118, which addresses how a company recognizes provisional estimates when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the TCJA. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the TCJA may differ from the provisional estimates due to changes in interpretations of the TCJA, legislative action to address questions that arise because of the TCJA, changes in accounting standard for income taxes and related interpretations in response to the TCJA, and updates or changes to estimates used in the provisional amounts. In fiscal year 2018, we recorded a provisional tax benefit of $760 million related to the $5.6 billion net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, partially offset by a $3.3 billion net expense for the deemed repatriation tax payable in installments over eight years, a $1.2 billion net expense for the remeasurement of our deferred tax assets and liabilities to the new U.S. statutory tax rate and a $317 million net expense related to realization on U.S. deferred taxes that are expected to be realized at a lower rate. Resolution of the provisional estimates of the TCJA effects that are different from the assumptions made by us could have a material impact on our financial condition and operating results.
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
Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact how future earnings are repatriated to the United States, and our related future effective tax rate. The effects of the TCJA related to these policies are referenced and discussed in detail in Note 6, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
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
We are subject to income taxes in the United States and approximately 60 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision, net income and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, intercompany transactions, pension and related interest. For a further discussion on taxes on earnings, refer to Note 6, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
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
Business Combinations
We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquiree generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquiree is recorded as goodwill and may involve engaging independent third-parties to perform an appraisal. When determining the fair values of assets acquired, liabilities assumed, and non-controlling interests in the acquiree, management makes significant estimates and assumptions, especially with respect to intangible assets.
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
Goodwill
We review goodwill for impairment annually during our fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We can elect to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or perform a quantitative impairment test. Based on a qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the quantitative impairment test will be performed.
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
Our annual goodwill impairment analysis, performed using the qualitative assessment option as of the first day of the fourth quarter of fiscal year 2018, resulted in a conclusion that it was more likely than not that the fair value of our reporting units exceeded their respective carrying values. As a result, we concluded that a quantitative impairment test was not necessary.
Fair Value of Derivative Instruments
We use derivative instruments to manage a variety of risks, including risks related to foreign currency exchange rates and interest rates. We use forwards, swaps and at times, options to hedge certain foreign currency and interest rate exposures. We do not use derivative instruments for speculative purposes. As of October 31, 2018, the gross notional value of our derivative portfolio was $24 billion. Assets and liabilities related to derivative instruments are measured at fair value and were $515 million and $195 million, respectively, as of October 31, 2018.
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
Loss Contingencies
We are involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property (“IP”), commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events, pertaining to a particular case. Pursuant to the separation and distribution agreement, we share responsibility with Hewlett Packard Enterprise for certain matters, as discussed in Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, and Hewlett Packard Enterprise has agreed to indemnify us in whole or in part with respect to certain matters. Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingencies matters further discussed in Note 14, “Litigation and Contingencies”, are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2018, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in our financial statements.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31
	2018		2017		2016
	Dollars in millions
Net revenue	$58,472	100.0%	$52,056	100.0%	$48,238	100.0%
Cost of revenue	47,803	81.8%	42,478	81.6%	39,240	81.3%
Gross profit	10,669	18.2%	9,578	18.4%	8,998	18.7%
Research and development	1,404	2.4%	1,190	2.3%	1,209	2.5%
Selling, general and administrative	4,859	8.3%	4,376	8.4%	3,833	8.0%
Restructuring and other charges	132	0.2%	362	0.7%	205	0.4%
Acquisition-related charges	123	0.2%	125	0.2%	7	0.0%
Amortization of intangible assets	80	0.1%	1	0.0%	16	0.0%
Defined benefit plan settlement charges	7	0.0%	5	0.0%	179	0.4%
Earnings from continuing operations	4,064	7.0%	3,519	6.8%	3,549	7.4%
Interest and other, net	(1,051)	(1.8)%	(243)	(0.5)%	212	0.4%
Earnings from continuing operations before taxes	3,013	5.2%	3,276	6.3%	3,761	7.8%
Benefit from (provision for) taxes	2,314	3.9%	(750)	(1.4)%	(1,095)	(2.3)%
Net earnings from continuing operations	5,327	9.1%	2,526	4.9%	2,666	5.5%
Net loss from discontinued operations, net of taxes	—		—		(170)
Net earnings	$5,327		$2,526		$2,496

Net Revenue
In fiscal year 2018, total net revenue increased 12.3% (increased 10.1% on a constant currency basis) as compared with fiscal year 2017. Net revenue from the United States increased 6.6% to $20.6 billion and net revenue from outside of the United States increased 15.7% to $37.9 billion. The increase in net revenue was primarily driven by growth in Notebooks, Desktops, Supplies, Commercial Printing Hardware revenue and favorable foreign currency impacts.
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
Gross Margin

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Our gross margin was 18.2% for fiscal year 2018 compared with 18.4% for fiscal year 2017. The decrease was primarily due to higher Commercial Hardware unit placements in Printing and an increase in commodity and logistics costs in Personal Systems, partially offset by higher pricing in Personal Systems and favorable foreign currency impacts.
Our gross margin was 18.4% for fiscal year 2017 compared with 18.7% for fiscal year 2016. The primary factors impacting the gross margin decrease were lower Personal System gross margin driven by higher commodity costs, unfavorable foreign currency impacts and a higher mix of Personal Systems revenue, partially offset by productivity improvements in Printing.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense increased 18% in fiscal year 2018 compared to fiscal year 2017, primarily due to continuing investment in Printing, including the acquisition of Samsung’s printer business.
R&D expense decreased 2% in fiscal year 2017 compared to fiscal year 2016, primarily due to lower spend as a result of the launch of A3 products in fiscal year 2016, partially offset by continuing investment in Printing.
Selling, General and Administrative (“SG&A”)
SG&A expense increased 11% in fiscal year 2018 as compared to fiscal year 2017, primarily driven by incremental go-to-market investments to support revenue growth, including the acquisition of Samsung’s printer business.
SG&A expense increased 14% in fiscal year 2017 as compared to fiscal year 2016, primarily due to a gain from the divestiture of marketing optimization assets in fiscal year 2016 and an increase in field selling costs.
Restructuring and other Charges
Restructuring and other charges decreased by $230 million in fiscal year 2018 compared to the prior-year period, primarily due to lower charges from our restructuring plan announced in October 2016 (the “Fiscal 2017 Plan”) and amended in May 2018.
Restructuring and other charges increased by $157 million in fiscal year 2017 compared to the prior-year period, primarily due to the Fiscal 2017 Plan and certain non-recurring costs, including those as a result of the Separation.
Acquisition-related Charges
Acquisition-related charges for the fiscal years 2018, 2017 and 2016 relate primarily to third-party professional and legal fees, and integration-related costs, as well as fair value adjustments of certain acquired assets such as inventory.
Amortization of Intangible Assets
Amortization expense increased by $79 million in fiscal year 2018 compared to the prior-year period, due to intangible assets resulting primarily from the acquisition of Samsung’s printer business.
Amortization expense decreased by $15 million in fiscal year 2017 compared to the prior-year period, primarily due to assets from prior acquisitions reaching the end of their respective amortization periods.
Interest and Other, Net
Interest and other, net expense increased by $808 million in fiscal year 2018 compared to the prior-year period, primarily due to the reversal of indemnification receivables from Hewlett Packard Enterprise pertaining to various income tax audit settlements, and loss on extinguishment of debt.
Interest and other, net expense increased by $455 million in fiscal year 2017 compared to the prior-year period, primarily due to lower tax indemnification income in fiscal year 2017 from Hewlett Packard Enterprise for certain tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the tax matters agreement.
Benefit from (Provision for) Taxes
As a result of U.S. tax reform, a blended U.S. federal statutory rate of 23% was computed for the fiscal year ending October 31, 2018. Our effective tax rates were (76.8%), 22.9% and 29.1% in fiscal years 2018, 2017 and 2016, respectively. In fiscal year 2018, our effective tax rate generally differs from the U.S. federal statutory rate of 23.3% primarily due to transitional impacts of U.S. tax reform and resolution of various audits and tax litigation. In fiscal years 2017 and 2016, our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that had the most significant impact on our effective tax rate in the periods presented were Puerto Rico, Singapore, China, Malaysia and

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Ireland. The gross income tax benefits related to these favorable tax rates are in addition to transitional impacts of U.S. tax reform and resolution of various audits and tax litigation. Additionally, the overall effective tax rate in fiscal year 2017 was impacted by adjustments to valuation allowances and state income taxes, and the overall effective tax rate in fiscal year 2016 was impacted by adjustments to valuation allowances and uncertain tax positions.
For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 23.3% in fiscal year 2018 and 35% in fiscal years 2017 and 2016 and further explanation of our provision for taxes, see Note 6, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
In fiscal year 2018, we recorded $2.8 billion of net income tax benefit related to discrete items in the provision for taxes which include impacts of the TCJA. As discussed in the Note 6 “Taxes on Earnings” to the Consolidated Financial Statements in Item 8 of this report, we have not yet completed our analysis of the full impact of the TCJA. However, as of October 31, 2018, we recorded a provisional tax benefit of $760 million related to $5.6 billion net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, partially offset by $3.3 billion net expense for the deemed repatriation tax payable in installments over eight years, a $1.2 billion net expense for the remeasurement of our deferred assets and liabilities to the new U.S. statutory tax rate and a $317 million net expense related to realization on U.S. deferred taxes that are expected to be realized at a lower rate. Fiscal year 2018 also included tax benefits related to audit settlements of $1.5 billion and valuation allowance releases of $601 million pertaining to a change in our ability to utilize certain foreign and U.S. deferred tax assets due to a change in our geographic earnings mix. These benefits were partially offset by other net tax charges of $34 million. In fiscal year 2018, in addition to the discrete items mentioned above, we recorded excess tax benefits of $42 million on stock options, restricted stock units and performance-adjusted restricted stock units.
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

Personal Systems

	For the fiscal years ended October 31
	2018	2017	2016
	Dollars in millions
Net revenue	$37,661	$33,321	$29,946
Earnings from operations	$1,411	$1,210	$1,150
Earnings from operations as a % of net revenue	3.7%	3.6%	3.8%

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

 The components of net revenue and the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2018	2017
	In millions
Notebooks	$22,547	$19,782	8.3
Desktops	11,567	10,298	3.8
Workstations	2,246	2,042	0.6
Other	1,301	1,199	0.3
Total Personal Systems	$37,661	$33,321	13.0

	For the fiscal years ended October 31
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2017	2016
	In millions
Notebooks	$19,782	$16,982	9.4
Desktops	10,298	9,956	1.1
Workstations	2,042	1,870	0.6
Other	1,199	1,138	0.2
Total Personal Systems	$33,321	$29,946	11.3

Fiscal Year 2018 compared with Fiscal Year 2017
Personal Systems net revenue increased 13.0% (increased 10.5% on a constant currency basis) in fiscal year 2018 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks and Desktops and favorable foreign currency impacts. The net revenue increase was driven by a 6.6% and 6.0% increase in unit volume and average selling prices (“ASPs”), respectively, as compared to the prior-year period. The increase in unit volume was primarily due to growth in Notebooks and Desktops. The increase in ASPs was primarily due to higher pricing driven by increased commodity and logistics costs, favorable foreign currency impacts and positive mix shifts.
Consumer and Commercial revenue increased 11% and 14%, respectively, in fiscal year 2018 as compared to the prior-year period, driven by growth in Notebooks, Desktops and Workstations as a result of higher unit volume combined with higher ASPs.
Net revenue increased 14% in Notebooks, 12% in Desktops and 10% in Workstations in fiscal year 2018.
Personal Systems earnings from operations as a percentage of net revenue increased by 0.1 percentage points in fiscal year 2018. The increase was primarily due to higher ASPs, partially offset by an increase in commodity and logistics costs.
Fiscal Year 2017 compared with Fiscal Year 2016
Personal Systems net revenue increased 11.3% (increased 12.2% on a constant currency basis) in fiscal year 2017. The net revenue increase was primarily due to growth in Notebooks, Desktops and Workstations partially offset by unfavorable foreign currency impacts. The net revenue increase was driven by a 6.7% and 4.3% increase in unit volume and ASPs, respectively, as compared to fiscal year 2016. The increase in unit volume was primarily due to growth in Notebooks and Workstations. The increase in ASPs was primarily due to favorable pricing partially offset by unfavorable foreign currency impacts.
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

Printing

	For the fiscal years ended October 31
	2018	2017	2016
	Dollars in millions
Net revenue	$20,805	$18,728	$18,123
Earnings from operations	$3,323	$3,146	$3,114
Earnings from operations as a % of net revenue	16.0%	16.8%	17.2%

The components of the net revenue and weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2018	2017
	In millions
Supplies	$13,575	$12,524	5.6
Commercial Hardware	4,674	3,792	4.7
Consumer Hardware	2,556	2,412	0.8
Total Printing	$20,805	$18,728	11.1

	For the fiscal years ended October 31
	Net Revenue		Weighted Net Revenue Change Percentage Points
	2017	2016
	In millions
Supplies	$12,524	$11,981	3.0
Commercial Hardware	3,792	3,792	—
Consumer Hardware	2,412	2,350	0.3
Total Printing	$18,728	$18,123	3.3

Fiscal Year 2018 compared with Fiscal Year 2017

Printing net revenue increased 11.1% (increased 9.5% on a constant currency basis) for fiscal year 2018. The increase in net revenue was primarily driven by the increase in Supplies and Hardware revenue and favorable foreign currency impacts. Net revenue for Supplies increased 8.4% as compared to the prior-year period, including the acquisition of Samsung’s printer business. Printer unit volume increased 12.7% while ASPs increased 1.6% as compared to the prior-year period. The increase in Printer unit volume was primarily driven by unit increases in Commercial and Consumer Hardware, including the Samsung-branded printers. Printer ASPs increased primarily due to favorable foreign currency impacts, partially offset by the dilution impact from Samsung-branded low-end A4 products.
Net revenue for Commercial Hardware increased 23.3% as compared to the prior-year period, including revenue from Samsung branded printers, LaserJet and PageWide printers. The unit volume increased by 84.5% while the ASPs decreased by 34.2%. The unit volume increased primarily due to Samsung-branded printers. The decrease in ASPs was primarily due to the dilution impact from Samsung-branded low-end A4 products.
Net revenue for Consumer Hardware increased 6.0% as compared to the prior-year period due to a 3.8% increase in printer unit volume and a 2.4% increase in ASPs. The unit volume increase was driven by InkJet and LaserJet Home business.
The increase in ASPs was primarily due to favorable foreign currency impacts.
Printing earnings from operations as a percentage of net revenue decreased by 0.8 percentage points for the fiscal year 2018 as compared to the prior-year period, primarily due to an increase in operating expenses and lower gross margin. The

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

gross margin decreased primarily due to lower Supplies mix and the dilution impact of Samsung-branded low-end products, partially offset by favorable foreign currency impacts and operational improvements. Operating expenses increased primarily driven by the acquisition of Samsung’s printer business and increases in investments in key growth initiatives and go-to-market.
Fiscal Year 2017 compared with Fiscal Year 2016
Printing net revenue increased 3.3% (increased 3.9% on a constant currency basis) for fiscal year 2017. The increase in net revenue was primarily driven by the increase in Supplies revenue. Net revenue for Supplies increased 4.5% as compared to the prior-year period, primarily due to the change in the Supplies sales model in the prior-year period and better discount management, partially offset by unfavorable foreign currency impacts. Printer unit volume increased 3.4% while ASPs decreased 0.9% as compared to the prior-year period. The increase in Printer unit volume was primarily driven by unit increases in Consumer Hardware and larger opportunity to place incremental units with positive net present value. Printer ASPs decreased primarily due to unfavorable foreign currency impacts.
Net revenue for Commercial Hardware is flat as compared to the prior-year period, driven by a decline in other printing solutions largely due to the divestiture of marketing optimization assets in the prior-year period, offset by revenue from Managed Print Services and 3D Printing in fiscal year 2017. ASPs decreased by 0.1% while unit volume increased by 2.0%. The unit volume increased primarily due to a larger opportunity to place incremental units with positive net present value. The decrease in ASPs was primarily due to unfavorable foreign currency impacts, partially offset by a mix shift to higher-end printers.
Net revenue for Consumer Hardware increased 2.6% as compared to the prior-year period due to a 3.5% increase in printer unit volume, partially offset by a 0.4% decrease in ASPs. The unit volume increase was driven by the Home business. The decrease in ASPs was primarily due to unfavorable foreign currency impacts, partially offset by better discount management.
Printing earnings from operations as a percentage of net revenue decreased by 0.4 percentage points for the fiscal year 2017 as compared to the prior-year period, primarily due to an increase in operating expenses, partially offset by an improved gross margin. The gross margin increased due to operational improvements, partially offset by unfavorable foreign currency impacts. Operating expenses increased primarily due to a gain from the divestiture of marketing optimization assets in the prior-year period and an increase in marketing investments.

Corporate Investments
The loss from operations in Corporate Investments for the fiscal years 2018, 2017 and 2016 was primarily due to expenses associated with HP Labs and our incubation projects.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, acquisitions, restructuring activities, maturing debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We are able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities made available by various domestic and foreign financial institutions. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A and market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A, which are incorporated herein by reference.
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
On November 1, 2018, we made a cash payment of $422 million in connection with the acquisition of the Apogee group, a U.K. based office equipment dealer (“OED”) and provider of print, outsourced services, and document and process technology. The cash payment is subject to customary closing and other adjustments and would be finalized in future periods.
Amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs, and may from time to time be distributed to the United States. The TCJA made significant changes to the U.S. tax law, including a one-time transition tax on accumulated foreign earnings. The payments associated with this one-time transition tax will be paid over eight years beginning 2019. We expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. income tax consequences upon a subsequent repatriation to the United States as a result of the

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

transition tax on accumulated foreign earnings. However, a portion of this cash may still be subject to foreign income tax or withholding tax consequences upon repatriation. As we evaluate the impact of the TCJA and the future cash needs of our operations, we may revise the amount of foreign earnings considered to be permanently reinvested in our foreign subsidiaries and how to utilize such funds, including reducing our gross debt level, or other uses.
Liquidity
 Our cash and cash equivalents, marketable debt securities and total debt were as follows:

	As of October 31
	2018	2017	2016
	In billions
Cash and cash equivalents	$5.2	$7.0	$6.3
Marketable debt securities(1)	$0.7	$1.1	$—
Total debt	$6.0	$7.8	$6.8

(1)
Includes highly liquid U.S. treasury notes, U.S. agency securities, non-U.S. government bonds, corporate debt securities, money market and other funds. We classify these investments within Other current assets in Consolidated Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.

Our key cash flow metrics were as follows:

	For the fiscal years ended October 31
	2018	2017	2016
		In millions
Net cash provided by operating activities	$4,528	$3,677	$3,252
Net cash (used in) provided by investing activities	(716)	(1,717)	48
Net cash used in financing activities	(5,643)	(1,251)	(14,445)
Net (decrease) increase in cash and cash equivalents	$(1,831)	$709	$(11,145)
Operating Activities
Net cash provided by operating activities increased by $0.9 billion for fiscal year 2018 as compared to fiscal year 2017. The increase was primarily due to higher earnings from operations and cash generated from working capital management activities.
Net cash provided by operating activities increased by $0.4 billion for fiscal year 2017 as compared to fiscal year 2016. The increase was primarily due to higher cash generated from working capital management activities.
Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. The table below presents the cash conversion cycle:

	As of October 31
	2018	2017	2016
Days of sales outstanding in accounts receivable (“DSO”)	30	29	30
Days of supply in inventory (“DOS”)	43	46	39
Days of purchases outstanding in accounts payable (“DPO”)	(105)	(105)	(98)
Cash conversion cycle	(32)	(30)	(29)
The cash conversion cycle is the sum of days of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. For fiscal year 2018, the

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

increase in DSO compared to fiscal year 2017 was primarily due to unfavorable revenue linearity. For fiscal year 2017, the decrease in DSO compared to fiscal year 2016 was primarily due to strong collections.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. For fiscal year 2018, the DOS was lower primarily due to a focus on inventory management. For fiscal year 2017, the DOS was higher primarily due to leveraging our balance sheet, particularly through higher strategic buys and sea shipments to better assure supply of commodities in short supply.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. For fiscal year 2018, the DPO remained flat compared to fiscal year 2017. For fiscal year 2017, the DPO was higher primarily due to increased inventory purchases and an extension of payment terms with our product suppliers.
Investing Activities
Net cash used in investing activities decreased by $1.0 billion for fiscal year 2018 as compared to fiscal year 2017, primarily due to a decrease in investments classified as available-for-sale investments within Other current assets by $1.6 billion and collateral related to our derivatives of $0.4 billion, partially offset by the payment of $1.0 billion for the acquisition of Samsung’s printer business.
Net cash used in investing activities increased by $1.8 billion for fiscal year 2017 as compared to fiscal year 2016, primarily due to net investment activity of $1.1 billion, classified as available-for-sale investments within Other current assets, collateral of $0.2 billion related to our derivatives and proceeds from a business divestiture of $0.5 billion in fiscal year 2016.
Financing Activities
Net cash used in financing activities increased by $4.4 billion in fiscal year 2018 compared to fiscal year 2017, primarily due to the payment to repurchase approximately $1.85 billion of debt, higher share repurchase amount of $1.1 billion and higher outstanding commercial paper of $0.9 billion in fiscal year 2017.
Net cash used in financing activities decreased by $13.2 billion in fiscal year 2017 compared to fiscal year 2016, as the net cash used in financing activities for the fiscal year 2016 included the cash transfer of $10.4 billion to Hewlett Packard Enterprise in connection with the Separation and the redemption of $2.1 billion of U.S. Dollar Global Notes, and fiscal year 2017 included a higher outstanding commercial paper of $0.9 billion.
Capital Resources
Debt Levels

	As of October 31
	2018	2017	2016
	Dollars in millions
Short-term debt	$1,463	$1,072	$78
Long-term debt	$4,524	$6,747	$6,735
Debt-to-equity ratio	(9.36)x	(2.29)x	(1.75)x
Weighted-average interest rate	4.3%	4.0%	4.2%
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.
Short-term debt increased by $0.4 billion and long-term debt decreased by $2.2 billion for fiscal year 2018 as compared to fiscal year 2017. The net decrease in total debt was primarily due to the payment to repurchase approximately $1.85 billion in aggregate principal amount of U.S. Dollar Global Notes.
Short-term debt increased by $1.0 billion for fiscal year 2017 as compared to fiscal year 2016. The net increase in total debt was primarily due to a higher outstanding of commercial paper of $0.9 billion.
Our debt-to-equity ratio is calculated as the carrying amount of debt divided by total stockholders’ deficit. Our debt-to-equity ratio changed by 7.07x in fiscal year 2018 compared to fiscal year 2017, primarily due to a decrease in stockholders’ deficit balance of $2.8 billion.
Our debt-to-equity ratio changed by 0.54x in fiscal year 2017 compared to fiscal year 2016, due to an increase in total debt balances of $1.0 billion.

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
Available Borrowing Resources
We had the following resources available to obtain short or long-term financing:

As of October 31, 2018
In millions
2016 Shelf Registration Statement	Unspecified
Uncommitted lines of credit	$667
As of October 31, 2018, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, which will be available until March 30, 2023 and is primarily to support the issuance of commercial paper. Funds borrowed under this revolving credit facility may also be used for general corporate purposes. As of October 31, 2018, we had $0.9 billion of commercial paper outstanding.
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

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS
Our contractual and other obligations as of October 31, 2018, were as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on debt(1)	$5,573	$1,308	$1,860	$1,205	$1,200
Interest payments on debt(2)	2,034	208	372	166	1,288
Purchase obligations(3)	704	434	244	26	—
Operating lease obligations(4)	1,358	294	423	279	362
Capital lease obligations(5)	520	173	272	69	6
Total(6)(7)(8)(9)	$10,189	$2,417	$3,171	$1,745	$2,856

(1)	Amounts represent the principal cash payments relating to our short-term and long-term debt and do not include any fair value adjustments, discounts or premiums.

(2)
Amounts represent the expected interest payments relating to our short-term and long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our U.S. Dollar Global Notes to variable interest rates. The impact of our outstanding interest rate swaps at October 31, 2018 was factored into the calculation of the future interest payments on debt.

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

(4)	Amounts represent the operating lease obligations, net of total sublease income of $129 million.

(5)	Amounts represent the capital lease obligations, including total capital lease interest obligations of $58 million.

(6)
Retirement and Post-Retirement Benefit Plan Contributions. In fiscal year 2019, we anticipate making contributions of approximately $46 million to non-U.S. pension plans, $32 million to cover benefit payments to U.S. non-qualified pension plan participants and $6 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(7)
Cost Savings Plans. We expect to make future cash payments of approximately $286 million in connection with our cost savings plans through fiscal year 2019. These payments have been excluded from the contractual obligations table because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(8)
Uncertain Tax Positions. As of October 31, 2018, we had approximately $1.3 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, “Taxes on Earnings”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(9)
Payment of one-time transition taxes under the TCJA. The TCJA made significant changes to U.S. tax law resulting in a one-time deemed repatriation transition tax on accumulated foreign earnings of approximately $3.3 billion. We expect the

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

actual cash payments for the tax to be much lower as we expect to reduce the overall liability by more than half once tax credits and other balance sheet tax attributes are used.
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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 44 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal year 2018 were the euro, Chinese yuan renminbi, the British pound and the Indian rupee. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses for continuing operations as of October 31, 2018 and 2017, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2018 and 2017. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $75 million and $64 million at October 31, 2018 and October 31, 2017, respectively.
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
We have performed sensitivity analyses as of October 31, 2018 and 2017, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2018 and 2017. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would have resulted in a loss in the fair values of our debt and investments, net of interest rate swaps, of $69 million at October 31, 2018 and $61 million at October 31, 2017.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HP Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HP Inc. and subsidiaries (the Company) as of October 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended October 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 13, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2000
San Jose, California
December 13, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HP Inc.
Opinion on Internal Control over Financial Reporting
We have audited HP Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HP Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HP Inc. and subsidiaries as of October 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended October 31, 2018, and the related notes and our report dated December 13, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP
San Jose, California
December 13, 2018

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
HP’s management assessed the effectiveness of HP’s internal control over financial reporting as of October 31, 2018, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the assessment by HP’s management, we determined that HP’s internal control over financial reporting was effective as of October 31, 2018. The effectiveness of HP’s internal control over financial reporting as of October 31, 2018 has been audited by Ernst & Young LLP, HP’s independent registered public accounting firm, as stated in their report which appears on page 52 of this Annual Report on Form 10-K.

/s/ DION J. WEISLER	/s/ STEVE FIELER
Dion J. Weisler President and Chief Executive Officer December 13, 2018	Steve Fieler Chief Financial Officer December 13, 2018

HP INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2018	2017	2016
	In millions, except per share amounts
Net revenue	$58,472	$52,056	$48,238
Costs and expenses:
Cost of revenue	47,803	42,478	39,240
Research and development	1,404	1,190	1,209
Selling, general and administrative	4,859	4,376	3,833
Restructuring and other charges	132	362	205
Acquisition-related charges	123	125	7
Amortization of intangible assets	80	1	16
Defined benefit plan settlement charges	7	5	179
Total costs and expenses	54,408	48,537	44,689
Earnings from continuing operations	4,064	3,519	3,549
Interest and other, net	(1,051)	(243)	212
Earnings from continuing operations before taxes	3,013	3,276	3,761
Benefit from (provision for) taxes	2,314	(750)	(1,095)
Net earnings from continuing operations	5,327	2,526	2,666
Net loss from discontinued operations	—	—	(170)
Net earnings	$5,327	$2,526	$2,496
Net earnings per share:
Basic
Continuing operations	$3.30	$1.50	$1.54
Discontinued operations	—	—	(0.10)
Total basic net earnings per share	$3.30	$1.50	$1.44
Diluted
Continuing operations	$3.26	$1.48	$1.53
Discontinued operations	—	—	(0.10)
Total diluted net earnings per share	$3.26	$1.48	$1.43
Weighted-average shares used to compute net earnings per share:
Basic	1,615	1,688	1,730
Diluted	1,634	1,702	1,743

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31
	2018	2017	2016
	In millions
Net earnings	$5,327	$2,526	$2,496
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale securities:
Unrealized (losses) gains arising during the period	(3)	4	1
Gains reclassified into earnings	(5)	—	—
	(8)	4	1

Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	341	(651)	199
Losses reclassified into earnings	258	199	63
	599	(452)	262
Change in unrealized components of defined benefit plans:
Gains (losses) arising during the period	11	455	(759)
Amortization of actuarial loss and prior service benefit	48	74	51
Curtailments, settlements and other	3	3	183
	62	532	(525)
Other comprehensive income (loss) before taxes	653	84	(262)
(Provision for) Benefit from taxes	(80)	(64)	45
Other comprehensive income (loss), net of taxes	573	20	(217)
Comprehensive income	$5,900	$2,546	$2,279

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of October 31
	2018	2017
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$5,166	$6,997
Accounts receivable, net	5,113	4,414
Inventory	6,062	5,786
Other current assets	5,046	5,121
Total current assets	21,387	22,318
Property, plant and equipment, net	2,198	1,878
Goodwill	5,968	5,622
Other non-current assets	5,069	3,095
Total assets	$34,622	$32,913
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$1,463	$1,072
Accounts payable	14,816	13,279
Employee compensation and benefits	1,136	894
Taxes on earnings	340	214
Other accrued liabilities	7,376	6,953
Total current liabilities	25,131	22,412
Long-term debt	4,524	6,747
Other non-current liabilities	5,606	7,162
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,560 and 1,650 shares issued and outstanding at October 31, 2018, and 2017 respectively)	16	16
Additional paid-in capital	663	380
Accumulated deficit	(473)	(2,386)
Accumulated other comprehensive loss	(845)	(1,418)
Total stockholders’ deficit	(639)	(3,408)
Total liabilities and stockholders’ deficit	$34,622	$32,913

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2018	2017	2016
	In millions
Cash flows from operating activities:
Net earnings	$5,327	$2,526	$2,496
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	528	354	332
Stock-based compensation expense	268	224	182
Restructuring and other charges	132	362	200
Deferred taxes on earnings	(3,653)	238	401
Other, net	319	134	(32)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(491)	(453)	565
Inventory	(136)	(1,346)	(291)
Accounts payable	1,429	2,161	928
Taxes on earnings	389	73	106
Restructuring and other	(237)	(233)	(157)
Other assets and liabilities	653	(363)	(1,478)
Net cash provided by operating activities	4,528	3,677	3,252
Cash flows from investing activities:
Investment in property, plant and equipment	(546)	(402)	(433)
Proceeds from sale of property, plant and equipment	172	69	6
Purchases of available-for-sale securities and other investments	(367)	(1,400)	(126)
Maturities and sales of available-for-sale securities and other investments	847	231	133
Collateral posted for derivative instruments	(1,165)	(1,170)	—
Collateral returned for derivative instruments	1,379	955	—
Payments made in connection with business acquisitions, net of cash acquired	(1,036)	—	(7)
Proceeds from business divestitures, net	—	—	475
Net cash (used in) provided by investing activities	(716)	(1,717)	48
Cash flows from financing activities:
Proceeds from short-term borrowings with original maturities less than 90 days, net	743	202	97
Proceeds from short-term borrowings with original maturities greater than 90 days	712	887	—
Proceeds from debt, net of issuance costs	—	5	4
Payment of short term borrowings with original maturities greater than 90 days	(1,596)	(3)	—
Payment of debt	(2,098)	(84)	(2,188)
Settlement of cash flow hedges	—	(9)	4
Net transfer of cash and cash equivalents to Hewlett Packard Enterprise Company	—	—	(10,375)
Net proceeds related to stock-based award activities	52	57	32
Repurchase of common stock	(2,557)	(1,412)	(1,161)
Cash dividends paid	(899)	(894)	(858)
Net cash used in financing activities	(5,643)	(1,251)	(14,445)
(Decrease) Increase in cash and cash equivalents	(1,831)	709	(11,145)
Cash and cash equivalents at beginning of period	6,997	6,288	17,433
Cash and cash equivalents at end of period	$5,166	$6,997	$6,288
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$951	$438	$587
Interest expense paid	$329	$322	$318
Supplemental schedule of non-cash activities:
Net assets transferred to Hewlett Packard Enterprise Company	$—	$—	$22,144
Purchase of assets under capital leases	$258	$200	$185
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total HP Stockholders’ Equity (Deficit)	Non- controlling Interests of Discontinued Operations	Total Stockholders' Equity (Deficit)
	Number of Shares	Par Value		Retained Earnings (Deficit)
	In millions, except number of shares in thousands
Balance October 31, 2015	1,803,719	$18	$1,963	$32,089	$(6,302)	$27,768	$383	$28,151
Separation of Hewlett Packard Enterprise				(37,225)	5,081	(32,144)	(383)	(32,527)
Net earnings				2,496		2,496		2,496
Other comprehensive loss, net of taxes					(217)	(217)		(217)
Comprehensive income						2,279		2,279
Issuance of common stock in connection with employee stock plans and other	8,227		29			29		29
Repurchases of common stock	(99,855)	(1)	(1,144)			(1,145)		(1,145)
Cash dividends declared				(858)		(858)		(858)
Stock-based compensation expense			182			182		182
Balance October 31, 2016	1,712,091	$17	$1,030	$(3,498)	$(1,438)	$(3,889)	$—	$(3,889)
Net earnings				2,526		2,526		2,526
Other comprehensive income, net of taxes					20	20		20
Comprehensive income						2,546		2,546
Issuance of common stock in connection with employee stock plans and other	18,532		52			52		52
Repurchases of common stock	(81,043)	(1)	(926)	(520)		(1,447)		(1,447)
Cash dividends declared				(894)		(894)		(894)
Stock-based compensation expense			224			224		224
Balance October 31, 2017	1,649,580	$16	$380	$(2,386)	$(1,418)	$(3,408)	$—	$(3,408)
Net earnings				5,327		5,327		5,327
Other comprehensive income, net of taxes					573	573		573
Comprehensive income						5,900		5,900
Issuance of common stock in connection with employee stock plans and other	21,728		47			47		47
Repurchases of common stock	(111,038)		(32)	(2,515)		(2,547)		(2,547)
Cash dividends declared				(899)		(899)		(899)
Stock-based compensation expense			268			268		268
Balance October 31, 2018	1,560,270	$16	$663	$(473)	$(845)	$(639)	$—	$(639)
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1: Overview and Summary of Significant Accounting Policies
Overview
In connection with the Separation, HP entered into a separation and distribution agreement as well as various other agreements with Hewlett Packard Enterprise that provide a framework for the relationships between the parties, including among others a tax matters agreement, an employee matters agreement, a transition service agreement, a real estate matters agreement, a master commercial agreement and an information technology service agreement. For more information on the impacts of these agreements, see Note 7, “Supplementary Financial Information”, Note 14, “Litigation and Contingencies” and Note 15, “Guarantees, Indemnifications and Warranties”.
Basis of Presentation
The accompanying Consolidated Financial Statements of HP and its wholly-owned subsidiaries are prepared in conformity with U.S. GAAP.
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Financial Statements and accompanying notes. Actual results may differ materially from those estimates.
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
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance, which requires a customer in a cloud computing arrangement (“CCA”) that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a CCA that is a service contract will be amortized over the term of the hosting arrangement beginning when the module or component of the hosting arrangement is ready for its intended use. HP is required to adopt the guidance in the first quarter of fiscal year 2021 using a prospective approach. Earlier adoption is permitted. HP has early adopted the guidance in fiscal year 2018 on a prospective basis. The implementation of this guidance did not have a material impact on the Consolidated Financial Statements.
In January 2017, the FASB issued guidance, which amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. HP is required to adopt the guidance in the first quarter of fiscal year 2019. Earlier adoption is permitted. HP has early adopted this guidance in the fourth quarter of fiscal year 2018. The implementation of this guidance did not have a material impact on the Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Overview and Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2018, the FASB issued guidance, which eliminates the stranded tax effects in other comprehensive income resulting from the TCJA. Because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. HP is required to adopt the guidance in the first quarter of fiscal year 2020. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Financial Statements.
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
In November 2016, the FASB issued guidance, which addresses the presentation of restricted cash in the statement of cash flows.  The guidance requires entities to present the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. HP is required to adopt the guidance retrospectively in the first quarter of fiscal year 2019. Earlier adoption is permitted. HP will adopt this guidance in the first quarter of fiscal year 2019. HP expects that the implementation of this guidance will not have a material impact on its Consolidated Financial Statements.
In October 2016, the FASB issued guidance, which amends the existing accounting for Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs. It also requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Earlier adoption is permitted. HP will adopt the guidance in the first quarter of fiscal year 2019. HP expects that the implementation of this guidance will not have a material impact on its Consolidated Financial Statements.
In August 2016, the FASB issued guidance, which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows. HP is required to adopt the guidance in the first quarter of fiscal year 2019. Earlier adoption is permitted. HP will adopt this guidance in the first quarter of fiscal year 2019. HP expects that the implementation of this guidance will not have a material impact on its Consolidated Financial Statements.
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
In February 2016, the FASB issued guidance, which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months. HP will adopt the new lease standard in the first quarter of fiscal year 2020 using a modified retrospective approach. HP is currently evaluating the impact of this guidance on the Consolidated Financial Statements.
In January 2016, the FASB issued guidance, which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The guidance primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. HP is required to adopt the guidance in the first quarter of fiscal year 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. Earlier adoption is permitted. HP will adopt this guidance in the first quarter of fiscal year 2019. HP expects that the implementation of this guidance will not have a material impact on its Consolidated Financial Statements.
In May 2014, the FASB issued guidance, which amends the existing accounting standards for revenue recognition. The amendments (Topic 606) are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented (“full retrospective

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Overview and Summary of Significant Accounting Policies (Continued)

method”) or retrospectively with the cumulative effect recognized as of the date of initial application (“modified retrospective method”). HP will adopt the new revenue standard in the first quarter of fiscal year 2019 and will apply the modified retrospective method.
Based on HP’s assessment, the adoption is not expected to have a material impact on the amount or timing of revenue recognized in the Consolidated Financial Statements. Upon adoption, the standard will affect the timing of accrual for certain distributor programs and incentive offerings which will be recorded at the time of revenue recognition rather than when the sales incentives are offered. HP expects changes in revenue recognition timing for certain contracts where revenue recognition is currently limited to the amount not contingent on our future performance. Further, HP will capitalize eligible sales commission costs and will amortize these costs over their expected period of benefit. The net impact to the Consolidated Balance Sheet as of November 1, 2018 is currently estimated at $220 million addition to retained deficit.
The Consolidated Balance Sheet will have certain reclassifications impacting accounts receivable, inventory, other current assets, deferred revenue and other accrued liabilities in line with the requirements of the new standard.
We have completed our assessment and implemented policies, processes and controls to meet the standard’s accounting and disclosure requirements.
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
Multiple element arrangements
When a sales arrangement contains multiple elements or deliverables, such as hardware and/or services, HP allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE of selling price, if available, TPE, if VSOE of selling price is not available, or ESP if neither VSOE of selling price nor TPE is available. HP establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. HP evaluates TPE of selling price by reviewing largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. HP establishes ESP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life-cycle. Consideration is also given to market conditions such as competitor pricing strategies and technology industry life cycles.
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
Advertising cost
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Such costs totaled approximately $568 million in fiscal year 2018, $544 million in fiscal year 2017 and $586 million in fiscal year 2016.
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
HP maintains cash and cash equivalents, investments, derivatives and certain other financial instruments with various financial institutions. These financial institutions are located in many different geographic regions, and HP’s policy is designed to limit exposure from any particular institution. As part of its risk management processes, HP performs periodic evaluations of the relative credit standing of these financial institutions. HP has not sustained material credit losses from instruments held at these financial institutions. HP utilizes derivative contracts to protect against the effects of foreign currency and interest rate exposures. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss. The likelihood of which HP deems to be remote.
HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors’ and resellers’ aggregated business deteriorates substantially, HP’s operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe, collectively represented approximately 39% and 34% of gross accounts receivable as of October 31, 2018 and 2017, respectively. No single customer accounts for more than 10% of gross accounts receivable as of October 31, 2018 or 2017. Credit risk with respect to other accounts receivable is generally diversified due to HP’s large customer base and their dispersion across many different industries and geographic regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances.
HP utilizes outsourced manufacturers around the world to manufacture HP-designed products. HP may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 72% and 70% of HP’s supplier receivables of $1,074 million and $951 million as of October 31, 2018 and 2017, respectively. HP includes the supplier receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. HP’s credit risk associated with these receivables is mitigated wholly or in part, by the amount HP owes to these outsourced manufacturers, as HP generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. HP does not reflect the sale of these components in net revenue and does not recognize any profit on these component sales until the related products are sold by HP, at which time any profit is recognized as a reduction to cost of revenue.

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
Upon completion of the Separation on November 1, 2015, HP recorded net income tax indemnification receivables from Hewlett Packard Enterprise for certain income tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the tax matters agreement (“TMA”). The actual amount that Hewlett Packard Enterprise may be obligated to pay HP could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of October 31, 2018 and 2017 was $1.0 billion and $1.7 billion, respectively.
Inventory
HP values inventory at the lower of cost or market. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. Adjustments, if required, to reduce the cost of inventory to market (net realizable value) are made, for estimated excess, obsolete or impaired balances.
Property, Plant and Equipment, Net
HP reflects property, plant and equipment at cost less accumulated depreciation. HP capitalizes additions and improvements and expenses maintenance and repairs as incurred. Depreciation expense is recognized on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives are five to 40 years for buildings and improvements and three to 15 years for machinery and equipment. HP depreciates leasehold improvements over the life of the lease or the asset, whichever is shorter. HP depreciates equipment held for lease over the initial term of the lease to the equipment’s estimated residual value. On retirement or disposition, the asset cost and related accumulated depreciation are removed from the Consolidated Balance Sheets with any gain or loss recognized in the Consolidated Statements of Earnings.
Internal Use Software and Cloud Computing Arrangements
HP capitalizes external costs and directly attributable internal costs to acquire or create internal use software which are incurred subsequent to the completion of the preliminary project stage. These costs relate to activities such as software design, configuration, coding, testing, and installation. Costs related to post-implementation activities such as training and maintenance are expensed as incurred. Once the software is substantially complete and ready for its intended use, capitalized development costs are amortized straight-line over the estimated useful life of the software, not to exceed five years.
HP also enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. The most significant of these relates to its current implementation of a cloud-based enterprise resource planning system. For internal-use software obtained through a hosting arrangement that is in the nature of a service contract, HP incurs certain implementation costs such as integrating, configuring, and software customization, which are consistent with costs incurred during the application development stage for on-premise software. HP applies the same guidance to determine costs that are eligible for capitalization. For these arrangements, HP amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. HP also applies the same impairment model to both internal-use software and capitalized implementation costs in a software hosting arrangement that is in the nature of a service contract.
Business Combinations
HP includes the results of operations of the acquired business in HP’s consolidated results prospectively from the acquisition date. HP allocates the purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and HP and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset. Acquisition-related charges are recognized separately from the business combination and are expensed as incurred. These charges primarily include, direct third-party professional and legal fees, and integration-related costs.
Goodwill
HP reviews goodwill for impairment annually during its fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. HP can elect to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or HP can directly perform the quantitative impairment test. Based on the qualitative assessment, if HP determines that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, a quantitative impairment test will be performed.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2: Segment Information
HP is a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions and services. HP sells to individual consumers, SMBs and large enterprises, including customers in the government, health and education sectors.
HP’s operations are organized into three reportable segments: Personal Systems, Printing and Corporate Investments. HP’s organizational structure is based on many factors that the chief operating decision maker uses to evaluate, view and run its business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by HP’s chief operating decision maker to evaluate segment results. The chief operating decision maker uses several metrics to evaluate the performance of the overall business, including earnings from operations, and uses these results to allocate resources to each of the segments.
A summary description of each segment is as follows:
Personal Systems offers Commercial and Consumer desktop and notebook PCs, Workstations, thin clients, Commercial mobility devices, retail POS systems, displays and other related accessories, software, support and services. HP groups Commercial notebooks, Commercial desktops, Commercial services, Commercial mobility devices, Commercial detachables and convertibles, Workstations, retail POS systems and thin clients into Commercial PCs and Consumer notebooks, Consumer desktops, Consumer services and Consumer detachables into Consumer PCs when describing performance in these markets. Described below are HP’s global business capabilities within Personal Systems:

•
Commercial PCs are optimized for use by customers, including enterprise, public sector and SMB customers, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in networked and cloud based environments. Additionally, HP offers a range of services and solutions to enterprise, public sector and SMB customers to help them manage the lifecycle of their PC and mobility installed base.

•
Consumer PCs are optimized for consumer usage, focusing on gaming, consuming multi-media for entertainment, personal life activities, staying connected, sharing information, getting things done for work including creating content, staying informed and security.

Personal Systems groups its global business capabilities into the following business units when reporting business performance:

•	Notebooks consists of Consumer notebooks, Commercial notebooks, Mobile workstations and Commercial mobility devices;
• Desktops includes Consumer desktops, Commercial desktops, thin clients, and retail POS systems;

•	Workstations consists of desktop, workstations and accessories; and

•	Other consists of Consumer and Commercial services as well as other Personal Systems capabilities.
Printing provides Consumer and Commercial printer hardware, Supplies, solutions and services, as well as scanning devices. Printing is also focused on imaging solutions in the commercial and industrial markets. Described below are HP’s global business capabilities within Printing.

•
Office Printing Solutions delivers HP’s office printers, Supplies, services and solutions to SMBs and large enterprises. It also includes Samsung- branded and OEM hardware, supplies and solutions. HP goes to market through its extensive channel network and directly with HP sales. Ongoing key initiatives include the design and deployment of A3 products and solutions for the copier and multifunction printer market, printer security solutions, PageWide solutions and award-winning JetIntelligence LaserJet products.

•
Home Printing Solutions delivers innovative printing products and solutions for the home, home business and micro business customers utilizing both HP’s Ink and Laser technologies. Initiatives such as Instant Ink and Continuous Ink Supply System provide business model innovation to benefit and expand HP’s existing customer base, while new technologies like Photo Lifestyle products drive print relevance for a mobile generation.

•
Graphics Solutions delivers large-format, commercial and industrial solutions to print service providers and packaging converters through a wide portfolio of printers and presses (HP DesignJet, HP Latex, HP Scitex, HP Indigo and HP PageWide Web Presses).

•
3D Printing delivers the HP Multi-Jet Fusion 3D Printing Solution designed for prototyping and production of functional parts and functioning on an open platform facilitating the development of new 3D printing materials.

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
HP does not allocate certain operating expenses, which it manages at the corporate level, to its segments. These unallocated amounts include certain corporate governance costs and market-related retirement credits, stock-based compensation expense, restructuring and other charges, acquisition-related charges, amortization of intangible assets and defined benefit plan settlement charges.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

Segment Operating Results from Continuing Operations and the reconciliation to HP consolidated results were as follows:

	For the fiscal years ended October 31,
	2018	2017	2016
		In millions
Net revenue:
Personal Systems	$37,661	$33,321	$29,946
Printing	20,805	18,728	18,123
Corporate Investments	5	8	7
Total segments	$58,471	$52,057	$48,076
Other (1)	1	(1)	162
Total net revenue	$58,472	$52,056	$48,238
Earnings from continuing operations before taxes:
Personal Systems	$1,411	$1,210	$1,150
Printing	3,323	3,146	3,114
Corporate Investments	(82)	(87)	(98)
Total segment earnings from operations	$4,652	$4,269	$4,166
Corporate and unallocated costs and other	22	(33)	(28)
Stock-based compensation expense	(268)	(224)	(182)
Restructuring and other charges	(132)	(362)	(205)
Acquisition-related charges	(123)	(125)	(7)
Amortization of intangible assets	(80)	(1)	(16)
Defined benefit plan settlement charges	(7)	(5)	(179)
Interest and other, net	(1,051)	(243)	212
Total earnings from continuing operations before taxes	$3,013	$3,276	$3,761

(1)	For the fiscal year 2016, the amount includes the recognition of revenue previously deferred in relation to sales to the pre-Separation finance entity.

Segment Assets

HP allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to HP consolidated assets were as follows:

	As of October 31
	2018	2017
	In millions
Personal Systems	$13,447	$12,156
Printing	13,706	10,548
Corporate Investments	5	3
Corporate and unallocated assets	7,464	10,206
Total assets	$34,622	$32,913
Major Customers
No single customer represented 10% or more of HP’s net revenue in any fiscal year presented.

Geographic Information

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2018, 2017 and 2016, other than the United States, no country represented more than 10% of HP net revenue.
Net revenue by country in which HP operates was as follows:

	For the fiscal years ended October 31
	2018	2017	2016
		In millions
United States	$20,602	$19,321	$18,042
Other countries	37,870	32,735	30,196
Total net revenue	$58,472	$52,056	$48,238

Net property, plant and equipment by country in which HP operates was as follows

	As of October 31
	2018	2017
	In millions
United States	$935	$866
Singapore	371	372
Other countries	892	640
Total property, plant and equipment, net	$2,198	$1,878

No single country other than those represented above exceeds 10% or more of HP’s total net property, plant and equipment in any fiscal year presented.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

Net revenue by segment and business unit was as follows:

	For the fiscal years ended October 31
	2018	2017	2016
		In millions
Notebooks	$22,547	$19,782	$16,982
Desktops	11,567	10,298	9,956
Workstations	2,246	2,042	1,870
Other	1,301	1,199	1,138
Personal Systems	37,661	33,321	29,946
Supplies	13,575	12,524	11,981
Commercial Hardware	4,674	3,792	3,792
Consumer Hardware	2,556	2,412	2,350
Printing	20,805	18,728	18,123
Corporate Investments	5	8	7
Total segment net revenue	58,471	52,057	48,076
Other	1	(1)	162
Total net revenue	$58,472	$52,056	$48,238

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring and Other Charges

Summary of Restructuring Plans

HP’s restructuring activities in fiscal years 2018, 2017 and 2016 summarized by plan were as follows:

	Fiscal 2017 Plan		Fiscal 2015 Plan		Fiscal 2012 Plan
	Severance	Infrastructure and other(1)	Severance and PRP(2)	Infrastructure and other	Severance	Infrastructure and other	Total
	In millions
Accrued balance as of October 31, 2015	$—	$—	$39	$—	$21	$3	$63
Charges	24	—	117	27	7	—	175
Cash payments	—	—	(122)	(4)	(30)	(1)	(157)
Non-cash and other adjustments	—	—	(13)	(19)	9	—	(23)
Accrued balance as of October 31, 2016	24	—	21	4	7	2	58
Charges	117	94	15	—	1	—	227
Cash payments	(68)	(23)	(36)	(2)	(5)	—	(134)
Non-cash and other adjustments	3	(52)	6	—	—	—	(43)
Accrued balance as of October 31, 2017	76	19	6	2	3	2	108
Charges (reversals)	112	(13)	—	—	—	—	99
Cash payments	(136)	(35)	(1)	(2)	(1)	—	(175)
Non-cash and other adjustments	(2)	29	—	—	—	—	27
Accrued balance as of October 31, 2018	$50	$—	$5	$—	$2	$2	$59
Total costs incurred to date as of October 31, 2018	$253	$81	$171	$27	$1,075	$44	$1,651

Reflected in Consolidated Balance Sheets:
Other accrued liabilities	$50	$—	$5	$—	$2	$1	$58
Other non-current liabilities	$—	$—	$—	$—	$—	$1	$1

(1)
Infrastructure and other includes adjustment of carrying amount of held for sale assets of $52 million in fiscal year 2017 and reversal of adjustments of $29 million for the fiscal year 2018 associated with the consolidation of manufacturing into global hubs.

(2)	PRP represents Phased Retirement Program.
Fiscal 2017 Plan
On October 10, 2016, HP’s Board of Directors approved a restructuring plan (the “Fiscal 2017 Plan”) which HP expected would be implemented through fiscal year 2019.
On May 26, 2018, HP’s Board of Directors approved amending the Fiscal 2017 Plan. HP expects approximately 4,500 to 5,000 employees to exit by the end of fiscal year 2019. HP estimates that it will incur aggregate pre-tax charges of approximately $700 million relating to labor and non-labor actions. HP estimates that approximately half of the expected cumulative pre-tax costs will relate to severance and the remaining costs will relate to infrastructure, non-labor actions and other charges.
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
Other charges

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 3: Restructuring and Other Charges (Continued)

Other charges include non-recurring costs, including those as a result of the Separation, and are distinct from ongoing operational costs. These costs primarily relate to information technology costs such as advisory, consulting and non-recurring labor costs. HP incurred $33 million, $135 million and $30 million of other charges in fiscal year 2018, 2017 and 2016, respectively.

Note 4: Retirement and Post-Retirement Benefit Plans
Defined Benefit Plans
HP sponsors a number of defined benefit pension plans worldwide. The most significant defined benefit plan, the HP Inc. Pension Plan (“Pension Plan”) is a frozen plan in the United States.
HP reduces the benefit payable to certain U.S. employees under the Pension Plan for service before 1993, if any, by any amounts due to the employee under HP’s frozen defined contribution Deferred Profit-Sharing Plan (“DPSP”). At October 31, 2018 and 2017, the fair value of plan assets of the DPSP was $536 million and $580 million, respectively. The DPSP obligations are equal to the plan assets and are recognized as an offset to the Pension Plan when HP calculates its defined benefit pension cost and obligations. The Pension Plan and the DPSP both remain entirely with HP post-Separation.
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
Defined Contribution Plans
HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $110 million in fiscal year 2018, $103 million in fiscal year 2017 and $100 million in fiscal year 2016.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

Pension and Post-Retirement Benefit Expense
The components of HP’s pension and post-retirement (credit) benefit cost recognized in the Consolidated Statements of Earnings were as follows:

	For the fiscal years ended October 31
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$—	$—	$—	$55	$48	$47	$1	$1	$1
Interest cost	452	469	543	24	18	20	15	18	20
Expected return on plan assets	(717)	(677)	(732)	(39)	(31)	(36)	(23)	(26)	(33)
Amortization and deferrals:
Actuarial loss (gain)	58	73	55	28	40	28	(17)	(17)	(12)
Prior service credit	—	—	—	(3)	(3)	(3)	(18)	(19)	(17)
Net periodic (credit) benefit cost	(207)	(135)	(134)	65	72	56	(42)	(43)	(41)
Curtailment gain	—	—	—	—	—	(1)		—	—
Settlement loss	2	3	180	5	2	3	—	—	—
Special termination benefits	—	—	—	—	—	—	—	—	4
Total (credit) benefit cost	$(205)	$(132)	$46	$70	$74	$58	$(42)	$(43)	$(37)
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
The weighted-average assumptions used to calculate the total periodic benefit (credit) cost were as follows:

	For the fiscal years ended October 31
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate	3.8%	4.0%	4.4%	2.1%	1.6%	2.3%	3.5%	3.4%	3.6%
Expected increase in compensation levels	2.0%	2.0%	2.0%	2.5%	2.7%	2.5%	—	—	—
Expected long-term return on plan assets	6.9%	6.9%	6.9%	4.5%	4.4%	5.6%	7.1%	7.3%	8.0%
Funded Status
The funded status of the defined benefit and post-retirement benefit plans was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

	As of October 31
	2018	2017	2018	2017	2018	2017
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value of assets — beginning of year	$10,838	$10,176	$815	$692	$351	$390
Acquisition of plan	—	—	40	—	—	—
Actual return on plan assets	(267)	1,223	(2)	86	76	26
Employer contributions	33	33	33	27	4	9
Participant contributions	—	—	11	10	59	53
Benefits paid	(575)	(583)	(10)	(14)	(102)	(127)
Settlement	(11)	(11)	(18)	(6)	—	—
Currency impact	—	—	(19)	20	—	—
Fair value of assets — end of year	$10,018	$10,838	$850	$815	$388	$351
Change in benefits obligation
Projected benefit obligation — beginning of year	$12,266	$12,144	$1,132	$1,120	$463	$535
Acquisition of plan	—	—	40	—	—	—
Service cost	$—	$—	$55	$48	$1	$1
Interest cost	452	469	24	18	15	18
Participant contributions	$—	$—	$11	$10	$59	$53
Actuarial (gain) loss	(965)	247	21	(77)	(39)	(17)
Benefits paid	$(575)	$(583)	$(10)	$(14)	$(102)	$(127)
Plan amendments	—	—	—	(3)	—	—
Settlement	(11)	(11)	(13)	(6)	—	—
Currency impact	—	—	(33)	36	—	—
Projected benefit obligation — end of year	$11,167	$12,266	$1,227	$1,132	$397	$463
Funded status at end of year	$(1,149)	$(1,428)	$(377)	$(317)	$(9)	$(112)
Accumulated benefit obligation	$11,167	$12,266	$1,099	$1,014
The weighted-average assumptions used to calculate the projected benefit obligations for the fiscal years ended October 31, 2018 and 2017 were as follows:

	For the fiscal years ended October 31
	2018	2017	2018	2017	2018	2017
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	4.5%	3.8%	2.0%	2.0%	4.4%	3.5%
Expected increase in compensation levels	2.0%	2.0%	2.5%	2.4%	—	—
The net amounts of non-current assets and current and non-current liabilities for HP’s defined benefit and post-retirement benefit plans recognized on HP’s Consolidated Balance Sheet were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

	As of October 31
	2018	2017	2018	2017	2018	2017
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Non-current assets	$—	$—	$10	$18	$11	$7
Current liabilities	(32)	(33)	(9)	(5)	(6)	(7)
Non-current liabilities	(1,117)	(1,395)	(378)	(330)	(14)	(112)
Funded status at end of year	$(1,149)	$(1,428)	$(377)	$(317)	$(9)	$(112)
The following table summarizes the pre-tax net actuarial loss (gain) and prior service benefit recognized in Accumulated other comprehensive loss for the defined benefit and post-retirement benefit plans.

	As of October 31, 2018
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$1,285	$311	$(180)
Prior service benefit	—	(17)	(74)
Total recognized in Accumulated other comprehensive loss (gain)	$1,285	$294	$(254)

The following table summarizes HP’s pre-tax net actuarial loss (gain) and prior service benefit that are expected to be amortized from Accumulated other comprehensive loss and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$59	$32	$(31)
Prior service benefit	—	(3)	(13)
Total expected to be recognized in net periodic benefit cost (credit)	$59	$29	$(44)
Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2018	2017	2018	2017
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$10,018	$10,838	$800	$750
Aggregate projected benefit obligation	$11,167	$12,266	$1,194	$1,085
Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2018	2017	2018	2017
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$10,018	$10,838	$734	$554
Aggregate accumulated benefit obligation	$11,167	$12,266	$1,007	$777

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

Fair Value of Plan Assets
The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2018. Refer to Note 9, “Fair Value” for details on fair value hierarchy. Per ASU 2015-07, certain investments that are measured at fair value using the Net Asset Value (NAV) per share as a practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in this table provide a reconciliation of the fair value hierarchy to the total value of plan assets.

	As of October 31, 2018
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities(1)	$794	$48	$—	$842	$114	$6	$—	$120	$1	$—	$—	$1
Debt securities(2)
Corporate	—	4,941	—	4,941	—	110	—	110	—	40	—	40
Government	—	1,637	—	1,637	—	28	—	28	—	54	—	54
Real Estate Funds	—	—	—	—	3	60	—	63	—	—	—	—
Insurance Contracts	—	—	—	—	—	50	—	50	—	—	—	—
Common Collective Trusts and 103-12s(3)	—	—	—	—	—	7	—	7	—	—	—	—
Investment Funds(4)	253	—	—	253	—	279	—	279	55	—	—	55
Cash and Cash Equivalents(5)	5	139	—	144	19	—	—	19	—	4	—	4
Other(6)	(108)	(233)	—	(341)	2	13	—	15	(13)	—	—	(13)
Net plan assets subject to leveling	$944	$6,532	$—	$7,476	$138	$553	$—	$691	$43	$98	$—	$141

Investments using NAV as a Practical Expedient:
Alternative Investments(7)				1,319				14				220
Common Contractual Funds(8)				—				110				—
Common Collective Trusts and 103-12 Investment Entities(3)				683				—				21
Investment Funds(4)				540				35				6
Investments at Fair Value				$10,018				$850				$388
     The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2017.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

	As of October 31, 2017
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities(1)	$3,174	$40	$—	$3,214	$124	$6	$—	$130	$—	$—	$—	$—
Debt securities(2)
Corporate	—	3,379	—	3,379	—	119	—	119	—	25	—	25
Government	—	2,513	—	2,513	—	32	—	32	—	41	—	41
Real Estate Funds	—	—	—	—	2	51	—	53	—	—	—	—
Insurance Contracts	—	—	—	—	—	7	—	7	—	—	—	—
Common Collective Trusts and 103-12 Investments Entities(3)	—	—	—	—	—	7	—	7	—	—	—	—
Investment Funds(4)	89	—	—	89	—	284	—	284	54	—	—	54
Cash and Cash Equivalents(5)	8	64	—	72	21	—	—	21	—	2	—	2
Other(6)	(172)	(561)	—	(733)	2	9	1	12	(12)	—	—	(12)
Net plan assets subject to leveling	$3,099	$5,435	$—	$8,534	$149	$515	$1	$665	$42	$68	$—	$110

Investments using NAV as a Practical Expedient:
Alternative Investments(7)				1,444				13				198
Common Contractual Funds(8)				13				102				—
Common Collective Trusts and 103-12 Investment Entities(3)				732				—				39
Investment Funds(4)				115				35				4
Investments at Fair Value				$10,838				$815				$351

(1)	Investments in publicly-traded equity securities are valued using the closing price on the measurement date as reported on the stock exchange on which the individual securities are traded.

(2)
The fair value of corporate, government and asset-backed debt securities is based on observable inputs of comparable market transactions. Also included in this category is debt issued by national, state and local governments and agencies.

(3)
Department of Labor 103-12 IE (Investment Entity) designation is for plan assets held by two or more unrelated employee benefit plans which includes limited partnerships and venture capital partnerships. Certain common collective trusts and interests in 103-12 entities are valued using NAV as a practical expedient.

(4)
Includes publicly traded funds of investment companies that are registered with the SEC, funds that are not publicly traded and a non-U.S. fund-of-fund arrangement. The non-U.S. fund-of-fund arrangement is a custom portfolio valued at NAV consisting primarily of fixed income and common contractual funds.

(5)
Includes cash and cash equivalents such as short-term marketable securities. Cash and cash equivalents include money market funds, which are valued based on NAV. Other assets were classified in the fair value hierarchy based on the lowest level input (e.g., quoted prices and observable inputs) that is significant to the fair value measure in its entirety.

(6)	Includes primarily reverse repurchase agreements, unsettled transactions, and derivative instruments.

(7)
Alternative Investments primarily include private equities and hedge funds. The valuation of alternative investments, such as limited partnerships and joint ventures, may require significant management judgment. For alternative investments, valuation is based on NAV as reported by the asset manager or investment company and adjusted for cash flows, if necessary. In making such an assessment, a variety of factors are reviewed by management, including but not limited to the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager.

•
Private equities include limited partnerships such as equity, buyout, venture capital, real estate and other similar funds that invest in the United States and internationally where foreign currencies are hedged.

•
Hedge funds include limited partnerships that invest both long and short primarily in common stocks and credit, relative value, event-driven equity, distressed debt and macro strategies. Management of the hedge funds has the ability to shift investments from value to growth strategies, from small to large capitalization stocks and bonds, and

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

from a net long position to a net short position.

(8)
The Common Contractual Fund is an investment arrangement in which institutional investors pool their assets. Units may be acquired in different sub-funds focused on equities, fixed income, alternative investments and emerging markets. Each sub-fund is invested in accordance with the fund’s investment objective and units are issued in relation to each sub-fund. While the sub-funds are not publicly traded, the custodian strikes a NAV either once or twice a month, depending on the sub-fund. These assets are valued using NAV as a practical expedient.

 Plan Asset Allocations
Refer to the fair value hierarchy table above for actual assets allocations across the benefit plans. The weighted-average target asset allocations across the benefit plans represented in the fair value tables above were as follows:

	2018 Target Allocation
Asset Category	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
Equity-related investments	30.3%	41.6%	64.1%
Debt securities	69.7%	36.4%	21.5%
Real estate	—	6.1%	—%
Cash and cash equivalents	—	3.1%	14.4%
Other	—	12.8%	—
Total	100.0%	100.0%	100.0%
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
The target asset allocation selected for each U.S. plan reflects a risk/return profile HP believes is appropriate relative to each plan’s liability structure and return goals. HP conducts periodic asset-liability studies for U.S. plans to model various potential asset allocations in comparison to each plan’s forecasted liabilities and liquidity needs and to develop a policy glide path which adjusts the asset allocation with funded status. A 2018 asset-liability study reconfirmed the current policy glide path for the U.S. pension plan. Due to higher interest rates and capital market performance, the U.S. pension plan funded ratio increased and therefore, the investment portfolio risk was reduced by increasing fixed income holdings in accordance with the policy glide path. HP invests a portion of the U.S. defined benefit plan assets and post-retirement benefit plan assets in private market securities such as private equity funds to provide diversification and a higher expected return on assets.
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

Future Contributions and Funding Policy

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

In fiscal year 2019, HP expects to contribute approximately $46 million to its non-U.S. pension plans, $32 million to cover benefit payments to U.S. non-qualified plan participants and $6 million to cover benefit claims for HP’s post-retirement benefit plans. HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
Estimated Future Benefits Payments
As of October 31, 2018, HP estimates that the future benefits payments for the retirement and post-retirement plans are as follows:

Fiscal year	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2019	$687	$42	$44
2020	644	36	40
2021	664	42	37
2022	687	40	34
2023	719	43	32
Next five fiscal years to October 31, 2028	3,758	298	155

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5: Stock-Based Compensation
HP’s stock-based compensation plans include incentive compensation plans and an employee stock purchase plan (“ESPP”).
Stock-Based Compensation Expense and Related Income Tax Benefits for Operations
Stock-based compensation expense and the resulting tax benefits for operations were as follows:

	For the fiscal years ended October 31
	2018	2017	2016
	In millions
Stock-based compensation expense	$268	$224	$182
Income tax benefit	(59)	(71)	(63)
Stock-based compensation expense, net of tax	$209	$153	$119
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
Cash received from option exercises and purchases under the HP Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP”) was $158 million in fiscal year 2018, $118 million in fiscal year 2017 and $48 million in fiscal year 2016. The benefit realized for the tax deduction from option exercises in fiscal years 2018, 2017 and 2016 was $23 million, $15 million and $9 million, respectively.
Stock-Based Incentive Compensation Plans
HP’s stock-based incentive compensation plans include equity plans adopted in 2004 and 2000, as amended and restated (“principal equity plans”), as well as various equity plans assumed through acquisitions under which stock-based awards are outstanding. Stock-based awards granted under the principal equity plans include restricted stock awards, stock options and performance-based awards. Employees meeting certain employment qualifications are eligible to receive stock-based awards. The aggregate number of shares of HP’s stock authorized for issuance under the 2004 principal equity plan is 593.1 million. No further grants may be made under the 2000 principal equity plan and all outstanding awards under this plan will remain outstanding according to the terms of the plan.
Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. Restricted stock awards and cash-settled awards are generally subject to forfeiture if employment terminates prior to the lapse of the restrictions. Such awards generally vest one to three years from the date of grant. During the vesting period, ownership of the restricted stock cannot be transferred. Restricted stock has the same dividend and voting rights as common stock and is considered to be issued and outstanding upon grant. The dividends paid on restricted stock are non-forfeitable. Restricted stock units do not have the voting rights of common stock, and the shares underlying restricted stock units are not considered issued and outstanding upon grant. However, shares underlying restricted stock units are included in the calculation of diluted net EPS. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. HP expenses the fair value of restricted stock awards ratably over the period during which the restrictions lapse. The majority of restricted stock units issued by HP contain only service vesting conditions. However, starting in fiscal year 2014, HP began granting performance-adjusted restricted stock units that vest only on the satisfaction of both service and the achievement of certain performance goals including market conditions prior to the expiration of the awards.
Stock options granted under the principal equity plans are generally non-qualified stock options, but the principal equity plans permit some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. Stock options generally vest over three to four years from the date of grant. The exercise price of a stock option is equal to the closing price of HP’s stock on the option grant date. The majority of stock options issued by HP contain only service vesting conditions. However, starting in fiscal year 2011 through fiscal year 2016, HP granted performance-contingent stock options that vest only on the satisfaction of both service and market conditions prior to the expiration of the awards.

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

	For the fiscal years ended October 31
	2018	2017	2016
Weighted-average fair value(1)	$24	$20	$13
Expected volatility(2)	29.5%	30.5%	32.5%
Risk-free interest rate(3)	1.9%	1.4%	1.2%
Expected performance period in years(4)	2.9	2.9	2.9

(1)	The weighted-average fair value was based on performance-adjusted restricted stock units granted during the period.

(2)	The expected volatility was estimated using the historical volatility derived from HP’s common stock.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected performance period was estimated based on the length of the remaining performance period from the grant date.
A summary of restricted stock units activity is as follows:

	As of October 31
	2018		2017		2016
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	31,822	$14	28,710	$13	29,717	$32
Granted	16,364	$21	15,858	$16	29,286	$10
Vested	(15,339)	$15	(11,915)	$14	(4,161)	$13
Awards canceled due to Separation	—	$—	—	$—	(23,926)	$32
Forfeited	(2,063)	$17	(831)	$14	(2,206)	$14
Outstanding at end of year	30,784	$18	31,822	$14	28,710	$13
The total grant date fair value of restricted stock units vested in fiscal years 2018, 2017 and 2016 was $224 million, $162 million and $54 million, respectively. As of October 31, 2018, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units for operations was $238 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Stock-Based Compensation (Continued)

	For the fiscal years ended October 31
	2018	2017	2016
Weighted-average fair value(1)	$5	$4	$4
Expected volatility(2)	29.4%	28.0%	36.2%
Risk-free interest rate(3)	2.5%	1.9%	1.8%
Expected dividend yield(4)	2.6%	2.8%	3.5%
Expected term in years(5)	5.0	5.5	6.0

(1)	The weighted-average fair value was based on stock options granted during the period.

(2)
For all awards granted in fiscal year 2018, expected volatility was estimated based on a blended volatility (50% historical volatility and 50% implied volatility from traded options on HP's common stock). For the awards granted in fiscal year 2017 and 2016, expected volatility was estimated using the leverage-adjusted average of the term-matching volatilities of peer companies due to the lack of volume of forward traded options, which precluded the use of implied volatility.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

(5)
For awards subject to service-based vesting, due to the lack of historical exercise and post-vesting termination patterns of the post-Separation employee base, the expected term was estimated using a simplified method; and for performance-contingent awards, the expected term represents an output from the lattice model.

A summary of stock options activity is as follows:

	As of October 31
	2018				2017				2016
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	18,067	$13			28,218	$12			36,278	$26
Granted and assumed through acquisition	54	$21			104	$19			25,425	$6
Exercised	(10,644)	$13			(9,407)	$11			(4,714)	$8
Awards canceled due to Separation	—	$—			—	$—			(26,252)	$26
Forfeited/canceled/expired	(391)	$16			(848)	$17			(2,519)	$17
Outstanding at end of year	7,086	$14	4.2	$73	18,067	$13	4.2	$152	28,218	$12	5.0	$73
Vested and expected to vest	7,084	$14	4.2	$73	17,692	$13	4.1	$149	26,850	$12	4.9	$71
Exercisable	4,707	$14	3.7	$49	10,898	$12	3.1	$102	15,418	$11	3.7	$62
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of fiscal years 2018, 2017 and 2016. The aggregate intrinsic value is the difference between HP’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in fiscal years 2018, 2017 and 2016 was $109 million, $77 million and $26 million, respectively. The total grant date fair value of options vested in fiscal years 2018, 2017 and 2016 was $12 million, $19 million and $11 million, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Stock-Based Compensation (Continued)

The following table summarizes significant ranges of outstanding and exercisable stock options:

	As of October 31, 2018
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
	In thousands	In years	In thousands
$0-$9.99	451	2.3	$7	451	$7
$10-$19.99	6,522	4.3	$14	4,143	$14
$20-$29.99	113	5.3	$23	113	$23
	7,086			4,707
As of October 31, 2018, total unrecognized pre-tax stock-based compensation expense related to stock options for operations was $0.1 million, which is expected to be recognized over a weighted-average vesting period of less than 1 month.
Employee Stock Purchase Plan
HP sponsors the 2011 ESPP, pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP’s common stock.
Pursuant to the terms of the 2011 ESPP, employees purchase stock under the 2011 ESPP at a price equal to 95% of HP’s closing stock price on the purchase date. No stock-based compensation expense was recorded in connection with those purchases because the criteria of a non-compensatory plan were met. The aggregate number of shares of HP’s stock authorized for issuance under the 2011 ESPP is 100 million.
Shares Reserved
Shares available for future grant and shares reserved for future issuance under the stock-based incentive compensation plans and the 2011 ESPP were as follows:

	As of October 31
	2018	2017	2016
	In thousands
Shares available for future grant	305,767	419,071	453,865
Shares reserved for future issuance	343,076	468,531	510,176

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
When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment. As a result of the TCJA, HP has calculated a blended U.S. federal statutory corporate income tax rate of 23% for the fiscal year ending October 31, 2018. The blended U.S. federal statutory corporate income tax rate of 23% is the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 35% applicable to HP’s 2018 fiscal year prior to the Effective Date and the post-enactment U.S. federal statutory tax rate of 21% applicable to the 2018 fiscal year thereafter. HP expects the U.S. federal statutory rate to be 21% for fiscal years beginning after October 31, 2018.
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
As of October 31, 2018, HP has not completed its accounting for the tax effects of the TCJA, however, in certain cases HP has made a reasonable estimate of the effects for remeasurement on its existing deferred tax balances and the one-time transition tax, updated for recently proposed treasury regulations. With respect to the Global Intangible Low Taxed Income (“Global Minimum Tax”) provisions, further discussed below, HP has not been able to make a reasonable estimate and continues to account for this item based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The impact of the TCJA may differ materially from this estimate due to changes in interpretations and assumptions HP has made, additional guidance that may be issued and actions HP may take as a result of the TCJA. The impacts of HP's estimates are described further below.
While HP has not yet completed its analysis to the impact on its deferred tax balances, as of October 31, 2018 HP recorded provisional income tax expense of $1.2 billion related to the remeasurement of its deferred tax assets and liabilities at the new statutory rate and $317 million related to remeasurement of its U.S. deferred tax assets that are expected to be realized at a lower rate by recording a valuation allowance. HP is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
The TCJA also includes a one-time mandatory deemed repatriation transition tax on the net accumulated post-1986 earnings and profits (“E&P”) of a U.S. taxpayer’s foreign subsidiaries. HP has computed a provisional deemed repatriation tax of approximately $3.3 billion, of which more than half is expected to be offset with tax attributes, reducing HP’s cash outlay. The U.S. Treasury Department recently issued proposed regulations related to this one-time mandatory deemed repatriation. While HP has not yet completed its analysis of these proposed regulations, it believes there will be no material changes to its provisional amounts as reported for the period ending October 31, 2018. Once HP completes its evaluation of the potential impact of the proposed regulations, HP will finalize its provisional amount next quarter when the measurement period is closed. Companies may elect to pay this tax over 8 years, and HP intends to make this election. HP has not yet completed its calculation of the total post-1986 E&P for its foreign subsidiaries. Further, the transition tax is based, in part, on the amount of those earnings held in cash and other specified assets. This amount may change when HP finalizes the calculation of post-1986 E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

As a result of the deemed repatriation tax noted above, which is based on HP’s total post-1986 deferred foreign income, HP redetermined $5.6 billion of its U.S. deferred tax liability on those unremitted earnings with a provisional tax payable of $3.3 billion, as noted above. This resulted in a net benefit. This tax benefit is provisional as HP is still analyzing certain aspects of the legislation and refining calculations, which could potentially materially affect the measurement of these amounts.
HP has not yet completed the accounting for the realizability of deferred tax assets. To calculate the realizability of deferred tax assets, HP has estimated when the existing deferred taxes will be settled or realized. The realizability of deferred tax assets included in the financial statements will be subject to further revisions if the current estimates are different from the actual future operating results.
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
The domestic and foreign components of earnings from continuing operations before taxes were as follows:

	For the fiscal years ended October 31
	2018	2017	2016
	In millions
U.S.	$242	$(14)	$468
Non-U.S.	2,771	3,290	3,293
	$3,013	$3,276	$3,761
The (benefit from) provision for taxes on earnings from continuing operations was as follows:

	For the fiscal years ended October 31
	2018	2017	2016
	In millions
U.S. federal taxes:
Current	$751	$189	$439
Deferred	(3,132)	197	470
Non-U.S. taxes:
Current	528	302	288
Deferred	(563)	4	(123)
State taxes:
Current	61	20	(35)
Deferred	41	38	56
	$(2,314)	$750	$1,095

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

The differences between the U.S. federal statutory income tax rate and HP’s effective tax rate were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

	For the fiscal years ended October 31
	2018	2017	2016
U.S. federal statutory income tax rate from continuing operations	23.3%	35.0%	35.0%
State income taxes from continuing operations, net of federal tax benefit	0.5%	1.4%	1.1%
Lower rates in other jurisdictions, net	(10.9)%	(13.2)%	(9.3)%
U.S. Tax Reform impacts	(35.8)%	—%	—%
Research and development (“R&D”) credit	(0.7)%	(0.5)%	(2.4)%
Valuation allowances	(9.3)%	(1.9)%	(1.2)%
Uncertain tax positions and audit settlements	(50.3)%	0.4%	11.7%
Indemnification related items	5.2%	(0.3)%	(4.1)%
Other, net	1.2%	2.0%	(1.7)%
	(76.8)%	22.9%	29.1%

The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Puerto Rico, Singapore, China, Malaysia and Ireland. The gross income tax benefits related to these favorable tax rates are in addition to transitional impacts of U.S. tax reform and resolution of various audits and tax litigation. To the extent that HP reinvest certain earnings of these jurisdictions indefinitely outside the United States, U.S. taxes have not been provided on those indefinitely reinvested earnings.
In fiscal year 2018, HP recorded $2.8 billion of net income tax benefits related to discrete items in the provision for taxes which include impacts of the TCJA. As noted above HP has not yet completed its analysis of the full impact of the TCJA. However, as of October 31, 2018, HP recorded a provisional tax benefit of $760 million related to $5.6 billion net benefit for the decrease in its deferred tax liability on unremitted foreign earnings, partially offset by $3.3 billion net expense for the deemed repatriation tax payable in installments over eight years, a $1.2 billion net expense for the remeasurement of its deferred assets and liabilities to the new U.S. statutory tax rate and a $317 million valuation allowance on net expense related to deferred tax assets that are expected to be realized at a lower rate. HP also recorded tax benefits related to audit settlements of $1.5 billion and valuation allowance releases of $601 million pertaining to a change in our ability to utilize certain foreign and U.S. deferred tax assets due to a change in our geographic earnings mix. These benefits were partially offset by other net tax charges of $34 million. In fiscal year 2018, in addition to the discrete items mentioned above, HP recorded excess tax benefits of $42 million on stock options, restricted stock units and performance-adjusted restricted stock units.
In fiscal year 2017, HP recorded $72 million of net income tax benefits related to discrete items in the provision for taxes. These amounts primarily include tax benefits of $84 million related to restructuring and other charges, $12 million related to U.S. federal provision to return adjustments, $45 million related to Samsung acquisition-related charges, and $13 million of other net tax benefits. In addition, HP recorded tax charges of $11 million related to changes in state valuation allowances, $22 million of state provision to return adjustments, and $49 million related to uncertain tax positions. In fiscal year 2017, in addition to the discrete items mentioned above, HP recorded excess tax benefits of $19 million on stock options, restricted stock units and performance-adjusted restricted stock units, which are reflected in the Consolidated Statements of Earnings as a component of the provision for income taxes.
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
As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2027. The gross income tax benefits attributable to these actions and investments were estimated to be $578 million ($0.35 diluted EPS) in fiscal year 2018, $471 million ($0.28 diluted net EPS) in fiscal year 2017 and $341 million ($0.20 diluted net EPS) in fiscal year 2016.

Uncertain Tax Positions

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

A reconciliation of unrecognized tax benefits is as follows:

	As of October 31
	2018	2017	2016
	In millions
Balance at beginning of year	$10,808	$10,858	$6,546
Increases:
For current year’s tax positions	66	52	468
For prior years’ tax positions	101	85	4,004
Decreases:
For prior years’ tax positions	(248)	(181)	(62)
Statute of limitations expirations	(3)	(1)	—
Settlements with taxing authorities	(2,953)	(5)	(98)
Balance at end of year	$7,771	$10,808	$10,858

As of October 31, 2018, the amount of unrecognized tax benefits was $7.8 billion, of which up to $1.5 billion would affect HP’s effective tax rate if realized. As of October 31, 2017, the amount of unrecognized tax benefits was $10.8 billion of which up to $3.9 billion would affect HP’s effective tax rate if realized. The amount of unrecognized tax benefits decreased by $3.0 billion primarily related to the resolution of various audits. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Statements of Earnings. As of October 31, 2018, 2017 and 2016, HP had accrued $160 million, $257 million and $193 million, respectively, for interest and penalties.
HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete resolution of certain tax years with various tax authorities within the next 12 months. It is also possible that other federal, foreign and state tax issues may be concluded within the next 12 months. HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $6.4 billion within the next 12 months. These unrecognized tax benefits have associated gain contingencies which would be settled in the same period resulting in a net release of $740 million.
HP is subject to income tax in the United States and approximately 60 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The U.S. Internal Revenue Service is conducting an audit of HP’s 2013, 2014 and 2015 income tax returns.
The U.S. Tax Court ruled in May 2012 against HP related to certain tax attributes claimed by HP for the tax years 1999 through 2003. HP appealed the U.S. Tax Court determination by filing a formal Notice of Appeal with the Ninth Circuit Court of Appeals. This case was argued before the Ninth Circuit in November 2016. The Ninth Circuit Court of Appeals issued its opinion in November 2017 affirming the Tax Court determinations. HP decided against further appeal.
With respect to major state and foreign tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999. No material tax deficiencies have been assessed in major state or foreign tax jurisdictions as of October 31, 2018.
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
HP has not provided for U.S. federal income and foreign withholding taxes on $5.4 billion of undistributed earnings from non-U.S. operations as of October 31, 2018 because HP intends to reinvest such earnings indefinitely outside of the United States. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. The TCJA taxed HP’s historic earnings and profits of its non-U.S. subsidiaries. HP will remit these taxed reinvested earnings for which

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and HP determines that it is advantageous for business operations, tax or cash management reasons.

Deferred Income Taxes

The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31
	2018	2017
	In millions
Deferred Tax Assets
Loss and credit carryforwards	$8,204	$9,914
Intercompany transactions—excluding inventory	994	1,901
Fixed assets	151	256
Warranty	194	219
Employee and retiree benefits	401	519
Deferred Revenue	164	231
Other	422	511
Gross Deferred Tax Assets	10,530	13,551
Valuation allowances	(7,906)	(8,807)
Net Deferred Tax Assets	2,624	4,744

Deferred Tax Liabilities
Unremitted earnings of foreign subsidiaries	(31)	(5,554)
Intangible assets	(229)	(209)
Other	(33)	(49)
Total Deferred Tax Liabilities	(293)	(5,812)
Net Deferred Tax Assets (Liabilities)	$2,331	$(1,068)
 Long-term deferred tax assets and liabilities included in the Consolidated Balance Sheets as follows:

	As of October 31
	2018	2017
	In millions
Long-term deferred tax assets	$2,431	$342
Long-term deferred tax liabilities	(100)	(1,410)
Total	$2,331	$(1,068)
 As of October 31, 2018, HP had recorded deferred tax assets for net operating loss carryforwards as follows:

	Gross NOLs	Deferred Taxes on NOLs	Valuation allowance	Initial Year of Expiration
	In millions
Federal	$456	$96	—	2023
State	2,644	163	(71)	2018
Foreign	26,438	7,743	(7,247)	2020
Balance at end of year	$29,538	$8,002	$(7,318)

As of October 31, 2018, HP had recorded deferred tax assets for various tax credit carryforwards as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
U.S. foreign tax credits	$7	$—	2027
U.S. R&D and other credits	3	—	2020
Tax credits in state and foreign jurisdictions	313	(94)	2021
Balance at end of year	$323	$(94)

Deferred Tax Asset Valuation Allowance

The deferred tax asset valuation allowance and changes were as follows:

	As of October 31
	2018	2017	2016
	In millions
Balance at beginning of year	$8,807	$8,520	$7,114
Income tax (benefit) expense	(897)	297	1,421
Other comprehensive income, currency translation and charges to other accounts	(4)	(10)	(15)
Balance at end of year	$7,906	$8,807	$8,520

Gross deferred tax assets as of October 31, 2018, 2017 and 2016, were reduced by valuation allowances of $7.9 billion, $8.8 billion and $8.5 billion, respectively. Total valuation allowance decreased by $901 million in fiscal year 2018, associated primarily with foreign net operating losses and U.S. deferred tax assets that are anticipated to be realized at a lower effective rate than the federal statutory tax rate due to certain future U.S. international tax reform implications, and increased by $287 million and $1.4 billion in fiscal years 2017 and 2016, respectively, associated primarily with foreign net operating losses.

Note 7: Supplementary Financial Information
Accounts Receivable, net

	As of October 31
	2018	2017
	In millions
Accounts receivable	$5,242	$4,515
Allowance for doubtful accounts	(129)	(101)
	$5,113	$4,414

The allowance for doubtful accounts related to accounts receivable and changes were as follows:

	As of October 31
	2018	2017	2016
	In millions
Balance at beginning of year	$101	$107	$80
Provision for doubtful accounts	57	30	65
Deductions, net of recoveries	(29)	(36)	(38)
Balance at end of year	$129	$101	$107

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)

HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk, to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the Consolidated Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Balance Sheets. The recourse obligations as of October 31, 2018 and 2017 were not material. The costs associated with the sales of trade receivables for fiscal year 2018, 2017 and 2016 were not material.
The following is a summary of the activity under these arrangements:

	As of October 31
	2018	2017	2016
	In millions
Balance at beginning of year (1)	$147	$149	$93
Trade receivables sold	10,224	9,553	8,222
Cash receipts	(10,202)	(9,562)	(8,160)
Foreign currency and other	(4)	7	(6)
Balance at end of year (1)	$165	$147	$149

(1) Amounts outstanding from third parties reported in Accounts Receivable in the Consolidated Balance Sheets.
Inventory

	As of October 31
	2018	2017
	In millions
Finished goods	$4,019	$3,857
Purchased parts and fabricated assemblies	2,043	1,929
	$6,062	$5,786

Other Current Assets

	As of October 31
	2018	2017
	In millions
Value-added taxes receivable	$865	$857
Available-for-sale investments (1)	711	1,149
Supplier and other receivables	2,025	1,891
Prepaid and other current assets	1,445	1,224
	$5,046	$5,121

(1)	See Note 9, “Fair Value” and Note 10, “Financial Instruments” for detailed information.
Property, Plant and Equipment, Net

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)

	As of October 31
	2018	2017
	In millions
Land, buildings and leasehold improvements	$1,893	$2,082
Machinery and equipment, including equipment held for lease	4,216	3,876
	6,109	5,958
Accumulated depreciation	(3,911)	(4,080)
	$2,198	$1,878

Depreciation expense was $448 million, $353 million and $316 million in fiscal years 2018, 2017 and 2016, respectively.
Other Non-Current Assets

	As of October 31
	2018	2017
	In millions
Tax indemnifications receivable(1)	$953	$1,695
Deferred tax assets(2)	2,431	342
Other(3)(4)	1,685	1,058
	$5,069	$3,095

(1)
During the twelve months ended October 31, 2018, HP adjusted $676 million of indemnification receivable, pursuant to resolution of various income tax audit settlements. See Note 15, “Guarantees, Indemnifications and Warranties” for further information.

(2)	See Note 6, “Taxes on Earnings” for detailed information.

(3)	Includes Intangible assets of $453 million as at October 31, 2018, primarily from the acquisition of Samsung’s printer business, see Note 8, “Goodwill and Intangible Assets” for further information.

(4)	Includes marketable equity securities and mutual funds classified as available-for-sale investments of $53 million and $61 million at October 31, 2018 and 2017, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)

Other Accrued Liabilities

	As of October 31
	2018	2017
	In millions
Other accrued taxes	$982	$895
Warranty	673	660
Deferred revenue	1,095	1,012
Sales and marketing programs	2,758	2,441
Other	1,868	1,945
	$7,376	$6,953

Other Non-Current Liabilities

	As of October 31
	2018	2017
	In millions
Pension, post-retirement, and post-employment liabilities	$1,645	$1,999
Deferred tax liability(1)	100	1,410
Tax liability(1)	2,063	2,005
Deferred revenue	1,005	921
Other	793	827
	$5,606	$7,162

(1)	See Note 6, “Taxes on Earnings” for detailed information.
Interest and other, net

	For the fiscal years ended October 31
	2018	2017	2016
	In millions
Interest expense on borrowings	$(312)	$(309)	$(273)
Loss on extinguishment of debt	(126)	—	—
Tax indemnifications(1)	(662)	47	472
Other, net	49	19	13
	$(1,051)	$(243)	$212

(1)
For the fiscal year ended October 31, 2018, includes an adjustment of $676 million of indemnification receivable, pursuant to resolution of various income tax audit settlements. See Note 15, “Guarantees, Indemnifications and Warranties” for further information.

Note 8: Goodwill and Intangible Assets
Goodwill
Goodwill allocated to HP’s reportable segments and changes in the carrying amount of goodwill were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 8: Goodwill and Intangible Assets (Continued)

	Personal Systems	Printing	Total
	In millions
Balance at October 31, 2016(1)	$2,593	$3,029	$5,622
Acquisitions	—	—	—
Balance at October 31, 2017(1)	2,593	3,029	5,622
Acquisitions	7	339	346
Balance at October 31, 2018(1)	$2,600	$3,368	$5,968

(1)	Goodwill is net of accumulated impairment losses of $0.8 billion related to Corporate Investments.
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2018, our reporting units are consistent with the reportable segments identified in Note 2, “Segment Information”. There were no goodwill impairments in fiscal years 2018, 2017 and 2016. Personal Systems had a negative carrying amount of net assets as of October 31, 2018 and 2017, primarily as a result of a favorable cash conversion cycle. HP will continue to evaluate goodwill on an annual basis as of the first day of its fourth fiscal quarter and whenever events or changes in circumstances indicate there may be a potential impairment.
Intangible Assets
HP’s acquired intangible assets were composed of:

	Weighted-Average Useful Lives	As of October 31, 2018			As of October 31, 2017
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In years	In millions
Customer contracts, customer lists and distribution agreements	8	$112	$88	$24	$85	$84	$1
Technology and patents	7	601	172	429	98	96	2
Total intangible assets		$713	$260	$453	$183	$180	$3
For fiscal year 2018, the increase in gross intangible assets was primarily due to intangible assets resulting from the acquisition of Samsung’s printer business.
As of October 31, 2018, estimated future amortization expense related to intangible assets was as follows:

Fiscal year	In millions
2019	81
2020	81
2021	80
2022	79
2023	79
Thereafter	53
Total	453

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2018				As of October 31, 2017
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$1,620	$—	$1,620	$—	$1,390	$—	$1,390
Financial institution instruments	—	9	—	9	—	6	—	6
Government debt(1)	2,217	150	—	2,367	3,902	100	—	4,002
Available-for-Sale Investments:
Corporate debt	—	366	—	366	—	629	—	629
Financial institution instruments	—	32	—	32	—	78	—	78
Government debt(1)	—	313	—	313	—	442	—	442
Mutual funds	47	—	—	47	49	—	—	49
Marketable equity securities	6	—	—	6	6	6	—	12
Derivative Instruments:
Interest rate contracts	—	—	—	—	—	—	—	—
Foreign currency contracts	—	508	7	515	—	110	10	120
Other derivatives	—	—	—	—	—	1	—	1
Total Assets	$2,270	$2,998	$7	$5,275	$3,957	$2,762	$10	$6,729
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$23	$—	$23	$—	$12	$—	$12
Foreign currency contracts	—	164	—	164	—	358	2	360
Other derivatives	—	8	—	8	—	—	—	—
Total Liabilities	$—	$195	$—	$195	$—	$370	$2	$372
 (1) Government debt includes instruments such as U.S. treasury notes, U.S. agency securities and non-U.S. government bonds. Money market funds invested in government debt and trade in active markets are included in Level 1.
There were no transfers between levels within the fair value hierarchy during fiscal years 2018 and 2017.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 9: Fair Value (Continued)

Derivative Instruments:  From time to time, HP uses forward contracts, interest rate and total return swaps and at times, option contracts to hedge certain foreign currency and interest rate exposures. HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign exchange rates, and forward and spot prices for currencies and interest rates. See Note 10, “Financial Instruments” for a further discussion of HP’s use of derivative instruments.
Other Fair Value Disclosures
Short- and Long-Term Debt:  HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities, and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The estimated fair value of HP’s short- and long-term debt was $6.0 billion at October 31, 2018 compared to its carrying amount of $6.0 billion at that date. The estimated fair value of HP’s short- and long-term debt was $8.1 billion as compared to its carrying value of $7.8 billion at October 31, 2017. If measured at fair value in the Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of October 31, 2018				As of October 31, 2017
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$1,620	$—	$—	$1,620	$1,390	$—	$—	$1,390
Financial institution instruments	9	—	—	9	6	—	—	6
Government debt	2,367	—	—	2,367	4,002	—	—	4,002
Total cash equivalents	3,996	—	—	3,996	5,398	—	—	5,398
Available-for-Sale Investments:
Corporate debt(1)	368	—	(2)	366	629	—	—	629
Financial institution instruments(1)	32	—	—	32	78	—	—	78
Government debt(1)	314	—	(1)	313	443	—	(1)	442
Marketable equity securities	4	2	—	6	5	7	—	12
Mutual funds	38	9	—	47	39	10	—	49
Total available-for-sale investments	756	11	(3)	764	1,194	17	(1)	1,210
Total cash equivalents and available-for-sale investments	$4,752	$11	$(3)	$4,760	$6,592	$17	$(1)	$6,608

(1)
HP classifies its marketable debt securities as available-for-sale investments within Other current assets on the Consolidated Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2018 and 2017, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $116 million in fiscal year 2018, $66 million in fiscal year 2017, and $24 million in fiscal year 2016. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of October 31, 2018
	Amortized Cost	Fair Value
	In millions
Due in one year or less	$694	$691
Due in one to five years	20	20
	$714	$711
Equity securities in privately held companies include cost basis and equity method investments and are included in Other non-current assets in the Consolidated Balance Sheets. These amounted to $36 million and $37 million as of October 31, 2018 and 2017, respectively.
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
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $68 million and $258 million as of October 31, 2018 and 2017, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of October 31, 2018 and 2017.
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

	As of October 31, 2018					As of October 31, 2017
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$1,000	$—	$—	$—	$23	$2,500	$—	$—	$—	$12
Cash flow hedges:
Foreign currency contracts	17,147	386	107	86	52	16,149	92	12	245	100
Total derivatives designated as hedging instruments	18,147	386	107	86	75	18,649	92	12	245	112
Derivatives not designated as hedging instruments
Foreign currency contracts	5,437	22	—	26	—	5,801	16	—	15	—
Other derivatives	71	—	—	8	—	123	1	—	—	—
Total derivatives not designated as hedging instruments	5,508	22	—	34	—	5,924	17	—	15	—
Total derivatives	$23,655	$408	$107	$120	$75	$24,573	$109	$12	$260	$112
In March 2018, HP terminated several interest rate swaps with a notional amount of $1.5 billion that were de-designated as fair value hedges of certain fixed rate debt securities. See Note 11, “Borrowings” for detailed information.
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of October 31, 2018 and 2017, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Derivatives	Financial Collateral		Net Amount
	In millions
As of October 31, 2018
Derivative assets	$515	$—	$515	$112	$299	(1)	$104
Derivative liabilities	$195	$—	$195	$112	$69	(2)	$14
As of October 31, 2017
Derivative assets	$121	$—	$121	$108	$4	(1)	$9
Derivative liabilities	$372	$—	$372	$108	$219	(2)	$45

(1)
Represents the cash collateral posted by counterparties as of the respective reporting date for HP’s asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

(2)
Represents the collateral posted by HP in cash or through re-use of counterparty cash collateral as of the respective reporting date for HP’s liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Financial Instruments (Continued)

Effect of Derivative Instruments on the Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for fiscal years ended October 31, 2018, 2017 and 2016 was as follows:

	(Loss) Gain Recognized in Income on Derivative Instruments and Related Hedged Items
Derivative Instrument	Location	2018	2017	2016	Hedged Item	Location	2018	2017	2016
		In millions					In millions
Interest rate contracts	Interest and other, net	$(11)	$(60)	$10	Fixed-rate debt	Interest and other, net	$11	$60	$(10)
The pre-tax effect of derivative instruments in cash flow hedging relationships for fiscal years ended October 31, 2018, 2017 and 2016 was as follows:

Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)				(Loss) Gain Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	2018	2017	2016		2018	2017	2016
	In millions				In millions
Cash flow hedges:
Foreign currency contracts	$341	$(651)	$199	Net revenue	$(239)	$(156)	$20
				Cost of revenue	(18)	(35)	(84)
				Other operating expenses	(1)	1	1
				Interest and other, net	—	(9)	—
Total	$341	$(651)	$199	Total	$(258)	$(199)	$(63)
As of October 31, 2018, 2017 and 2016, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value or cash flow hedges. Hedge ineffectiveness for fair value and cash flow hedges was not material for fiscal years 2018, 2017 and 2016.
As of October 31, 2018, HP expects to reclassify an estimated net Accumulated other comprehensive income of approximately $248 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
The pre-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Earnings for fiscal years 2018, 2017 and 2016 was as follows:

	Gain (Loss) Recognized in Income on Derivatives
	Location	2018	2017	2016
		In millions
Foreign currency contracts	Interest and other, net	$35	$(32)	$(34)
Other derivatives	Interest and other, net	(9)	3	(6)
Total		$26	$(29)	$(40)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11: Borrowings

Notes Payable and Short-Term Borrowings

	As of October 31
	2018		2017
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Commercial paper	$854	2.5%	$943	1.8%
Current portion of long-term debt	565	3.1%	96	3.5%
Notes payable to banks, lines of credit and other	44	1.7%	33	1.5%
	$1,463		$1,072
Long-Term Debt

	As of October 31
	2018	2017
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	$648	$648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	667	1,249
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	538	999
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	694	1,498
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	102	102
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	300	300
	4,647	6,494
Other, including capital lease obligations, at 0.51%- 8.48%, due in calendar years 2019-2025	487	360
Fair value adjustment related to hedged debt	(28)	8
Unamortized debt issuance cost	(17)	(19)
Current portion of long-term debt	(565)	(96)
Total long-term debt	$4,524	$6,747

(1)	HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.
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
As of October 31, 2018, aggregate future maturities of debt at face value (excluding unamortized debt issuance cost of $17 million and discounts on debt issuance of $3 million less fair value adjustment related to hedged debt of $28 million), including capital lease obligations were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Borrowings (Continued)

Fiscal year	In millions
2019	$1,463
2020	151
2021	1,952
2022	1,239
2023	25
Thereafter	1,205
Total	$6,035
Extinguishment of Debt
In March 2018, HP commenced and completed a cash tender offer (the “Tender Offer") to purchase approximately $1.85 billion in aggregate principal amount of outstanding U.S. Dollar 4.650% Global Notes due December 9, 2021, 4.375% Global Notes due September 15, 2021 and 4.300% Global Notes due June 1, 2021. In connection with the Tender Offer, HP also solicited consents from holders of its 4.650% Notes due December 2021, (the “4.650% Notes”) to amend the indenture under which the 4.650% Notes were issued to, among other things, eliminate substantially all of the restrictive covenants of the indenture (the “Proposed Amendments”). Holders of a majority in principal amount of the outstanding 4.650% Notes consented to the Proposed Amendments, and as a result, a supplemental indenture was executed on March 26, 2018 to effect the Proposed Amendments. This extinguishment of debt resulted in a loss of $126 million , which was recorded as "Interest and other, net" on the Consolidated Statements of Earnings for the year ended October 31, 2018.
Commercial Paper
On November 1, 2015, HP’s Board of Directors authorized HP to borrow up to a total outstanding principal balance of $4.0 billion, or the equivalent in foreign currencies for the use and benefit of HP and HP’s subsidiaries, by the issuance of commercial paper or through the execution of promissory notes, loan agreements, letters of credit, agreements for lines of credit or overdraft facilities. HP increased the issuance authorization under its commercial paper program from $4.0 billion to $6.0 billion in November 2017. As of October 31, 2018, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.
Credit Facility
As of October 31, 2018, HP maintained a $4.0 billion senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until March 30, 2023. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP’s external credit ratings. As of October 31, 2018, HP was in compliance with the financial covenants in the credit agreement governing the revolving credit facility.
In December 2017, HP also entered into an additional revolving credit facility with certain institutional lenders that provided HP with $1.5 billion of available borrowings until November 30, 2018. HP elected to terminate this $1.5 billion revolving credit facility early, effective August 17, 2018.
Available Borrowing Resources
As of October 31, 2018, HP and HP’s subsidiaries had available borrowing resources of $667 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facility discussed above.

Note 12: Stockholders’ Deficit
Dividends
The stockholders of HP common stock are entitled to receive dividends when and as declared by HP’s Board of Directors. Dividends declared were $0.56 per share of common stock in fiscal year 2018, $0.53 per share of common stock in fiscal year 2017 and $0.50 per share of common stock in fiscal year 2016.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Stockholders’ Deficit (Continued)

Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. In fiscal year 2018, HP executed share repurchases of 111 million shares and settled total shares for $2.6 billion. In fiscal year 2017, HP executed share repurchases of 80 million shares and settled total shares for $1.4 billion. In fiscal year 2016, HP executed share repurchases of 100 million shares and settled total shares for $1.2 billion. Share repurchases executed during fiscal years 2018 and 2017 included 1.0 million shares and 1.5 million shares settled in November 2018 and November 2017, respectively. There were no outstanding shares executed during fiscal year 2016 settled in November 2016.
The shares repurchased in fiscal years 2018, 2017 and 2016 were all open market repurchase transactions. On June 19, 2018, HP’s Board of Directors authorized an additional $4.0 billion for future repurchases of its outstanding shares of common stock. As of October 31, 2018, HP had approximately $3.9 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
Taxes related to Other Comprehensive Income (Loss)

	For the fiscal years ended October 31
	2018	2017	2016
	In millions
Tax effect on change in unrealized components of available-for-sale securities:
Tax benefit (provision) on unrealized (losses) gains arising during the period	$1	$(1)	$(3)

Tax effect on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(42)	42	32
Tax benefit on losses reclassified into earnings	(26)	(16)	(1)
	(68)	26	31
Tax effect on change in unrealized components of defined benefit plans:
Tax (provision) benefit on gains (losses) arising during the period	—	(140)	242
Tax provision on amortization of actuarial loss and prior service benefit	(11)	(21)	(12)
Tax (provision) benefit on curtailments, settlements and other	(2)	72	(213)
	(13)	(89)	17
Tax (provision) benefit on other comprehensive income (loss)	$(80)	$(64)	$45

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Stockholders’ Deficit (Continued)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	For the fiscal years ended October 31
	2018	2017	2016
	In millions
Other comprehensive income (loss), net of taxes:
Change in unrealized components of available-for-sale securities:
Unrealized (losses) gains arising during the period	$(2)	$3	$(2)
Gains reclassified into earnings	(5)	—	—
	(7)	3	(2)
Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	299	(609)	231
Losses reclassified into earnings	232	183	62
	531	(426)	293
Change in unrealized components of defined benefit plans:
Gains (Losses) arising during the period	11	315	(517)
Amortization of actuarial loss and prior service benefit(1)	37	53	39
Curtailments, settlements and other	1	75	(30)
	49	443	(508)
Other comprehensive income (loss), net of taxes	$573	$20	$(217)

(1)	These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4,
“Retirement and Post-Retirement Benefit Plans”.
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2018 and changes during fiscal year 2018 were as follows:

	Net unrealized gain on available-for-sale securities	Net unrealized (loss) gain on cash flow hedges	Unrealized components of defined benefit plans	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$12	$(240)	$(1,190)	$(1,418)
Other comprehensive (loss) income before reclassifications	(2)	299	11	308
Reclassifications of (gain) loss into earnings	(5)	232	38	265
Balance at end of period	$5	$291	$(1,141)	$(845)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 13: Earnings Per Share
HP calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock units, stock options, performance-based awards and shares purchased under the 2011 employee stock purchase plan.
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	For the fiscal years ended October 31
	2018	2017	2016
	In millions, except per share amounts
Numerator:
Net earnings from continuing operations	$5,327	$2,526	$2,666
Net loss from discontinued operations	—	—	(170)
Net earnings	$5,327	$2,526	$2,496
Denominator:
Weighted-average shares used to compute basic net EPS	1,615	1,688	1,730
Dilutive effect of employee stock plans	19	14	13
Weighted-average shares used to compute diluted net EPS	1,634	1,702	1,743
Basic net earnings per share:
Continuing operations	$3.30	$1.50	$1.54
Discontinued operations	—	—	(0.10)
Basic net earnings per share	$3.30	$1.50	$1.44
Diluted net earnings per share:
Continuing operations	$3.26	$1.48	$1.53
Discontinued operations	—	—	(0.10)
Diluted net earnings per share	$3.26	$1.48	$1.43
Anti-dilutive weighted-average options(1)	—	1	13

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 14: Litigation and Contingencies

HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of October 31, 2018, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

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

Reprobel, a collecting society administering the remuneration for reprography to Belgian copyright holders, requested by extrajudicial means that HP amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the Court of First Instance of Brussels seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that payments already made by HP are sufficient to comply with its obligations. The Court of Appeal in Brussels (the “Court of Appeal”) stayed the proceedings and referred several questions to the Court of Justice of the European Union (“CJEU”). On November 12, 2015, the CJEU published its judgment providing that a national legislation such as the Belgian one at issue in the main proceedings is incompatible with EU law on multiple legal points, as argued by HP, and returned the proceedings to the referring court. On May 12, 2017, the Court of Appeal held that (1) reprographic copyright levies are due notwithstanding the lack of conformity of the Belgian system with EU law in certain aspects and (2) the applicable levies are to be calculated based on the objective speed of each MFD as established by an expert appointed by the Court of Appeal. HP appealed this decision before the Belgian Supreme Court on January 18, 2018.

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

Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a workforce reduction (“WFR”) plan on or after May 23, 2012 and who were 40 years of age or older. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after May 23, 2012. Following a partial motion to dismiss, a motion to strike and a motion to compel arbitration that the defendants filed in November 2016, the plaintiffs amended their complaint.  New plaintiffs were added, but the plaintiffs agreed that the class period for the nationwide collective action should be shortened and now starts on December 9, 2014. On January 30, 2017, the defendants filed another partial motion to dismiss and motions to compel arbitration as to several of the plaintiffs.  On March 20, 2017, the defendants filed additional motions to compel arbitration as to a number of the opt-in plaintiffs. On September 20, 2017, the Court granted the motions to compel arbitration as to the plaintiffs and opt-ins who signed WFR release agreements, and also stayed the entire case until the arbitrations are completed. On November 30, 2017, three named plaintiffs and twelve opt-in plaintiffs filed a single arbitration demand.  An additional arbitration claimant was added later by stipulation. On December 22, 2017, the defendants filed a motion to (1) stay the case pending arbitrations and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand.  On February 6, 2018, the Court granted the motion to stay and denied the motion to enjoin. Pre-arbitration mediation proceedings took place on October 4 and 5, 2018, and the claims of all 16 arbitration claimants were resolved.  The case will now return to federal court for the remaining named and opt-in plaintiffs.

Jackson, et al. v. HP Inc. and Hewlett Packard Enterprise. This putative nationwide class action was filed on July 24, 2017 in federal district court in San Jose, California. The plaintiffs purport to bring the lawsuit on behalf of themselves and other similarly situated African-Americans and individuals over the age of forty. The plaintiffs allege that the defendants engaged in a pattern and practice of racial and age discrimination in lay-offs and promotions. The plaintiffs filed an amended complaint on September 29, 2017. On January 12, 2018, the defendants moved to transfer the matter to the federal district court in the Northern District of Georgia. The defendants also moved to dismiss the claims on various grounds and to strike certain aspects of the proposed class definition. The Court dismissed the action on the basis of improper venue.  On July 23, 2018, the plaintiffs refiled the case in the Northern District of Georgia. On August 9, 2018, the plaintiffs also filed a notice of appeal of the dismissal order with the United States Court of Appeals for the Ninth Circuit. On October 1, 2018, the Georgia court granted the plaintiffs’ unopposed motion to stay and administratively close the Georgia action until the Ninth Circuit appeal is decided.

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

HP India filed appeals of the Commissioner’s orders before the Customs Tribunal along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner’s orders. The Customs Tribunal rejected HP India’s request to remand the matter to the Commissioner on procedural grounds. The hearings scheduled to reconvene on April 6, 2015 and again on November 3, 2015 and April 11, 2016 were cancelled at the request of the Customs Tribunal. A hearing on the merits of the appeal has been scheduled for January 15, 2019. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise’s businesses.

Class Actions re Authentication of Supplies. Five purported consumer class actions were filed against HP, arising out of the supplies authentication protocol in certain OfficeJet printers. This authentication protocol rejects some third-party ink cartridges that use non-HP security chips. Two of the cases were dismissed, and the remaining cases have been consolidated in the United States District Court for the Northern District of California, captioned In re HP Printer Firmware Update Litigation. The remaining plaintiffs’ consolidated amended complaint was filed on February 15, 2018, alleging eleven causes of action: (1) unfair and unlawful business practices in violation of the Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.; (2) fraudulent business practices in violation of the Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.; (3) violations of the False Advertising Law, Cal. Bus. & Prof. Code § 17500, et seq.; (4) violations of the Consumer Legal Remedies Act, Cal. Civ. Code § 1750, et seq.; (5) violations of the Texas Deceptive Trade Practices ‒ Consumer Protection Act, Tex. Bus. & Com. Code Ann. § 17.01, et seq.; (6) violations of the Washington Consumer Protection Act, Wash. Rev. Code Ann. § 19.86.010, et seq.; (7) violations of the New Jersey Consumer Fraud Act, New Jersey Statutes Ann. 56:8-1, et seq.; (8) violations of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030, et seq.; (9) violations of the California Computer Data Access and Fraud Act, Cal. Penal Code § 502; (10) Trespass to Chattels; and (11) Tortious Interference with Contractual Relations and/or Prospective Economic Advantage. On February 7, 2018, the plaintiffs moved to certify an injunctive relief class of “[a]ll persons in California who own a Class Printer” under the “unfair” prong of the California unfair competition statute and a class of “[a]ll persons in the United States who purchased a Class Printer and experienced a print failure while using a non-HP aftermarket cartridge during the period between March 1, 2015 and December 31, 2017” under the Computer Fraud and Abuse Act and common law trespass to chattels. On March 29, 2018, the court granted in part and denied in part HP’s motion to dismiss. The court dismissed the plaintiffs’ claim under the “unfair” prong of the California unfair competition statute, claims under the non-California consumer protection statutes, and claim for tortious interference with contractual relations and/or prospective economic advantage. The court also dismissed in part the plaintiffs’ fraud-based claims under the California consumer protection statutes and computer hacking claims under the Computer Fraud and Abuse Act and California Computer Data Access and Fraud Act. The court denied HP’s motion to dismiss with respect to the plaintiffs’ claim for trespass to chattels and claim under the “unlawful” prong of the California unfair competition statute. The court granted the plaintiffs leave to amend on all of the dismissed claims, except the California Computer Data Access and Fraud Act claim to the extent it was based on two specific subsections of that statute. On September 18, 2018, the parties entered into a Settlement Agreement and Release pursuant to which the plaintiffs agreed to dismiss all claims against HP in exchange for a $1.5 million payment to the

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Litigation and Contingencies (Continued)

class and an agreement that HP would not reinstall the authentication protocol on the printers at issue.  The settlement is subject to the approval of the court.  The plaintiffs filed a motion for preliminary approval of the settlement, which was granted by the court on November 19, 2018.  Notice of the settlement will be given to the class beginning on January 7, 2019, and class members will have 120 days in which to opt out of or object to the settlement. A final approval hearing is scheduled for April 25, 2019.

Autonomy-Related Legal Matters

Investigations.  As a result of the findings of an ongoing investigation, HP has provided information to the U.K. Serious Fraud Office, the U.S. Department of Justice (“DOJ”) and the SEC related to the accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred prior to and in connection with HP’s acquisition of Autonomy. On January 19, 2015, the U.K. Serious Fraud Office notified HP that it was closing its investigation and had decided to cede jurisdiction of the investigation to the U.S. authorities. On November 14, 2016, the DOJ announced that a federal grand jury indicted Sushovan Hussain, the former CFO of Autonomy. Mr. Hussain was charged with conspiracy to commit wire fraud, securities fraud, and multiple counts of wire fraud.  The indictment alleged that Mr. Hussain engaged in a scheme to defraud purchasers and sellers of securities of Autonomy and HP about the true performance of Autonomy’s business, its financial condition, and its prospects for growth.  A jury trial commenced on February 26, 2018. On April 30, 2018, the jury found Mr. Hussain guilty of all charges against him. On November 15, 2016, the SEC announced that Stouffer Egan, the former CEO of Autonomy’s U.S.-based operations, settled charges relating to his participation in an accounting scheme to meet internal sales targets and analyst revenue expectations. On November 29, 2018, the DOJ announced that a federal grand jury indicted Michael Lynch, former CEO of Autonomy, and Stephen Chamberlain, former VP of Finance of Autonomy. Dr. Lynch and Mr. Chamberlain were charged with conspiracy to commit wire fraud and multiple counts of wire fraud. HP is continuing to cooperate with the ongoing enforcement actions.

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
For information on the cross indemnifications related to litigations effective upon the Separation on November 1, 2015, see Note 14, “Litigation and Contingencies”, respectively.
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
HP records tax indemnification receivables from various third parties for certain tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by those same third parties under existing legal agreements. The actual

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 15: Guarantees, Indemnifications and Warranties (Continued)

amount that the third parties pay may be obligated to pay HP could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of October 31, 2018 was $1.0 billion.
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
HP’s aggregate product warranty liabilities and changes were as follows:

	As of October 31
	2018	2017
	In millions
Balance at beginning of year	$898	$980
Accruals for warranties issued	1,042	925
Adjustments related to pre-existing warranties (including changes in estimates)	(15)	(8)
Settlements made (in cash or in kind)	(1,010)	(999)
Balance at end of year	$915	$898

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 16: Commitments
Lease Commitments
HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense from continuing operations was approximately $0.2 billion in each of fiscal years 2018, 2017 and 2016.
As of October 31, 2018, future minimum operating lease commitments were as follows:

Fiscal year	In millions
2019	$317
2020	256
2021	200
2022	162
2023	141
Thereafter	411
Less: Sublease rental income	(129)
Total	$1,358
Unconditional Purchase Obligations
As of October 31, 2018, HP had unconditional purchase obligations of $704 million. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancelable without penalty.
As of October 31, 2018, unconditional purchase obligations were as follows:

Fiscal year	In millions
2019	$434
2020	180
2021	64
2022	24
2023	2
Thereafter	—
Total	$704

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 17: Discontinued Operations
 On November 1, 2015, HP completed the Separation of Hewlett Packard Enterprise. After the Separation, HP does not beneficially own any shares of Hewlett Packard Enterprise common stock.
The following table presents the financial results of HP’s discontinued operations:

	For the fiscal years ended October 31,
	2018	2017	2016
	In millions
Expenses(1)	$—	$—	$201
Interest and other, net(2)	—	(47)	(208)
Earnings from discontinued operations before taxes	$—	$47	$7
Provision for taxes(2)	—	(47)	(177)
Net loss from discontinued operations	$—	$—	$(170)

(1)	Expenses for fiscal year 2016 were primarily related to separation costs.
In connection with the TMA, Interest and other, net for fiscal year 2017 and fiscal year 2016 relates to changes in the tax indemnifications amounts. Provision for taxes for fiscal year 2017 and fiscal year 2016 includes the tax impact relating to the above described changes of $47 million and $201 million, respectively. For further information on tax indemnifications and the TMA, see Note 15, “Guarantees, Indemnifications and Warranties”.

Note 18: Acquisitions and Divestitures
Acquisitions in Fiscal Year 2018
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
The table below presents the purchase price allocation.

In millions
Goodwill	$339
Amortizable intangible assets	521
Net assets assumed	191
Total fair value of consideration	$1,051
Divestitures in prior years
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 19: Subsequent Events
On November 1, 2018, HP made a cash payment of $422 million in connection with the acquisition of the Apogee group, a U.K. based office equipment dealer (“OED”) and provider of print, outsourced services, and document and process technology. The cash payment is subject to customary closing and other adjustments and would be finalized in future periods.

HP INC. AND SUBSIDIARIES
Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	For the three-month fiscal periods ended in fiscal year 2018
	January 31	April 30	July 31	October 31
Net revenue	$14,517	$14,003	$14,586	$15,366
Cost of revenue	11,935	11,301	11,898	12,669
Earnings from operations	973	964	1,080	1,047
Net earnings	$1,938	$1,058	$880	$1,451
Net earnings per share:(1)
Basic	$1.17	$0.65	$0.55	$0.92
Diluted	$1.16	$0.64	$0.54	$0.91

Cash dividends paid per share	$0.14	$0.14	$0.14	$0.14

	For the three-month fiscal periods ended in fiscal year 2017
	January 31	April 30	July 31	October 31
Net revenue	$12,684	$12,385	$13,060	$13,927
Cost of revenue	10,436	10,002	10,633	11,407
Earnings from operations	856	818	955	890
Net earnings	$611	$559	$696	$660
Net earnings per share:(1)
Basic	$0.36	$0.33	$0.41	$0.40
Diluted	$0.36	$0.33	$0.41	$0.39

Cash dividends paid per share	$0.13	$0.14	$0.13	$0.13

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following information is included in HP’s Proxy Statement related to its 2019 Annual Meeting of Stockholders to be filed within 120 days after HP’s fiscal year end of October 31, 2018 (the “Proxy Statement”) and is incorporated herein by reference:

•
Information regarding directors of HP who are standing for reelection and any persons nominated to become directors of HP is set forth under “Corporate Governance—Management Proposal No. 1 Election of Directors.”

•	Information regarding HP’s Audit Committee and designated “audit committee financial experts” is set forth under “Corporate Governance—Management Proposal No. 1 Election of Directors—Audit Committee.”

•
Information on HP’s code of business conduct and ethics for directors, officers and employees, also known as “Integrity at HP”, is set forth under “Corporate Governance—Management Proposal No. 1 Election of Directors—Code of Conduct” and information on HP’s Corporate Governance Guidelines is set forth under “—Director Nominees and Director Nominees’ Experience and Qualifications”,“—Recent Corporate Governance Updates” and “—Director Independence.”

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding transactions with related persons is set forth under “Corporate Governance—Management Proposal No. 1 Election of Directors—Fiscal 2017 Related Person Transactions.”

•	Information regarding director independence is set forth under “Corporate Governance—Management Proposal No. 1 Election of Directors—Director Independence.”
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
		10-Q	001-04423	10(j)(j)	June 5, 2018

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)(k)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(l)(l)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015
10(n)(n)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(o)(o)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(o)(o)	March 3, 2016
10(p)(p)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(q)(q)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(t)(t)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(u)(u)	First Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-K	001-04423	10(u)(u)	December 15, 2016
10(v)(v)	Second Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-Q	001-04423	10(v)(v)	March 2, 2017
10(w)(w)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(x)(x)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(y)(y)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(z)(z)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(z)(z)	March 2, 2017
10(a)(a)(a)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017
10(b)(b)(b)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(c)(c)(c)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(d)(d)(d)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(d)(d)(d)	March 1, 2018
10(e)(e)(e)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(f)(f)(f)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(g)(g)(g)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*†
10(h)(h)(h)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2018).*†
21	Subsidiaries of the Registrant as of October 31, 2018.†
23	Consent of Independent Registered Public Accounting Firm.†
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡
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

Date: December 13, 2018	HP INC.
	By:	/s/ STEVE FIELER
Steve Fieler Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Fieler, Kim Rivera and Ruairidh Ross, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ DION J. WEISLER	President and Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2018
Dion J. Weisler

/s/ STEVE FIELER	Chief Financial Officer (Principal Financial Officer)	December 13, 2018
Steve Fieler

/s/ MARIE E. MYERS	Global Controller and Head of Finance Services (Principal Accounting Officer)	December 13, 2018
Marie E. Myers

/s/ AIDA ALVAREZ	Director	December 13, 2018
Aida Alvarez

/s/ SHUMEET BANERJI	Director	December 13, 2018
Shumeet Banerji

/s/ ROBERT R. BENNETT	Director	December 13, 2018
Robert R. Bennett

/s/ CHARLES V. BERGH	Director	December 13, 2018
Charles V. Bergh

/s/ STACY BROWN-PHILPOT	Director	December 13, 2018
Stacy Brown-Philpot

/s/ STEPHANIE BURNS	Director	December 13, 2018
Stephanie Burns

/s/ MARY ANNE CITRINO	Director	December 13, 2018
Mary Anne Citrino

/s/ STACEY MOBLEY	Director	December 13, 2018
Stacey Mobley

/s/ SUBRA SURESH	Director	December 13, 2018
Subra Suresh

ITEM 16. Form 10-K Summary
None.