Form 10-Q
period 2019-01-31
HP INC
filed 2019-03-05
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2019
Or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐
Non-accelerated filer  ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company) Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP common stock outstanding as of January 31, 2019 was 1,539,371,597 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended January 31, 2019
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, “company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our sustainability goals, the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP’s businesses; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers and the distribution of HP’s products and the delivery of HP’s services effectively; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; risks associated with HP’s international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the impact of changes in tax laws, including uncertainties related to expected regulations of the U.S. Department of the Treasury implementing the Tax Cuts and Jobs Act of 2017 on HP’s tax obligations and effective tax rate; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including, but not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended October 31, 2018, and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (“the SEC”). HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended January 31
	2019	2018
	In millions, except per share amounts
Net revenue	$14,710	$14,517
Costs and expenses:
Cost of revenue	12,098	11,935
Research and development	344	347
Selling, general and administrative	1,248	1,229
Restructuring and other charges	55	31
Acquisition-related charges	10	42
Amortization of intangible assets	29	20
Total costs and expenses	13,784	13,604
Earnings from operations	926	913
Interest and other, net	(26)	(8)
Earnings before taxes	900	905
Provision for taxes	(97)	1,033
Net earnings	$803	$1,938

Net earnings per share:
Basic	$0.52	$1.17
Diluted	$0.51	$1.16

Cash dividends declared per share	$0.32	$0.28

Weighted-average shares used to compute net earnings per share:
Basic	1,556	1,650
Diluted	1,567	1,669
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended January 31
	2019	2018
	In millions
Net earnings	$803	$1,938
Other comprehensive loss before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized losses arising during the period	—	(3)
Gains reclassified into earnings	—	(5)
	—	(8)
Change in unrealized components of cash flow hedges:
Unrealized losses arising during the period	(107)	(551)
(Gains) losses reclassified into earnings	(179)	70
	(286)	(481)
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	11	12
Settlements and other	(2)	1
	9	13
Change in cumulative translation adjustment	(5)	—
Other comprehensive loss before taxes	(282)	(476)
Benefit from taxes	40	65
Other comprehensive loss, net of taxes	(242)	(411)
Comprehensive income	$561	$1,527
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	January 31, 2019	October 31, 2018
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,367	$5,166
Accounts receivable, net	5,113	5,113
Inventory	5,649	6,062
Other current assets	4,807	5,046
Total current assets	18,936	21,387
Property, plant and equipment, net	2,312	2,198
Goodwill	6,343	5,968
Other non-current assets	4,899	5,069
Total assets	$32,490	$34,622
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$297	$1,463
Accounts payable	14,572	14,816
Employee compensation and benefits	665	1,136
Taxes on earnings	268	340
Other accrued liabilities	8,397	7,376
Total current liabilities	24,199	25,131
Long-term debt	4,706	4,524
Other non-current liabilities	5,422	5,606
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,539 and 1,560 shares issued and outstanding at January 31, 2019 and October 31, 2018, respectively)	15	16
Additional paid-in capital	666	663
Accumulated deficit	(1,431)	(473)
Accumulated other comprehensive loss	(1,087)	(845)
Total stockholders’ deficit	(1,837)	(639)
Total liabilities and stockholders’ deficit	$32,490	$34,622
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three months ended January 31
	2019	2018
	In millions
Cash flows from operating activities:
Net earnings	$803	$1,938
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	168	129
Stock-based compensation expense	107	85
Restructuring and other charges	55	31
Deferred taxes on earnings	103	(3,713)
Other, net	(5)	13
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	211	272
Inventory	191	364
Accounts payable	(184)	(478)
Taxes on earnings	11	2,463
Restructuring and other	(46)	(133)
Other assets and liabilities	(552)	25
Net cash provided by operating activities	862	996
Cash flows from investing activities:
Investment in property, plant and equipment	(189)	(129)
Proceeds from sale of property, plant and equipment	—	110
Purchases of available-for-sale securities and other investments	(69)	(268)
Maturities and sales of available-for-sale securities and other investments	344	139
Collateral posted for derivative instruments	(30)	(608)
Collateral returned for derivative instruments	30	53
Payment made in connection with business acquisitions, net of cash acquired	(404)	(1,020)
Net cash used in investing activities	(318)	(1,723)
Cash flows from financing activities:
Payments of short-term borrowings with original maturities less than 90 days, net	(855)	(106)
Proceeds from short-term borrowings with original maturities greater than 90 days	—	200
Proceeds from debt, net of issuance costs	40	—
Payment of short-term borrowings with original maturities greater than 90 days	—	(118)
Payment of debt	(476)	(41)
Net payments related to stock-based award activities	(83)	(38)
Repurchase of common stock	(720)	(462)
Cash dividends paid	(249)	(230)
Net cash used in financing activities	(2,343)	(795)
Decrease in cash and cash equivalents	(1,799)	(1,522)
Cash and cash equivalents at beginning of period	5,166	6,997
Cash and cash equivalents at end of period	$3,367	$5,475
Supplemental schedule of non-cash activities:
Purchase of assets under capital leases	$75	$90
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2017	1,649,580	$16	$380	$(2,386)	$(1,418)	$(3,408)
Net earnings				1,938		1,938
Other comprehensive loss, net of taxes					(411)	(411)
Comprehensive income						1,527
Issuance of common stock in connection with employee stock plans and other	12,154		(43)			(43)
Repurchases of common stock	(20,360)		(5)	(439)		(444)
Cash dividends declared				(459)		(459)
Stock-based compensation expense			85			85
Balance January 31, 2018	1,641,374	$16	$417	$(1,346)	$(1,829)	$(2,742)

Balance October 31, 2018	$1,560,270	$16	$663	$(473)	$(845)	$(639)
Net earnings				803		803
Other comprehensive loss, net of taxes					(242)	(242)
Comprehensive income						561
Issuance of common stock in connection with employee stock plans and other	11,379		(91)			(91)
Repurchases of common stock	(32,277)	(1)	(13)	(702)		(716)
Cash dividends declared				(496)		(496)
Stock-based compensation expense			107			107
Adjustment for adoption of accounting standards (Note 1)				(563)		(563)
Balance January 31, 2019	1,539,372	$15	$666	$(1,431)	$(1,087)	$(1,837)
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 1: Basis of Presentation
Basis of Presentation
The accompanying Consolidated Condensed Financial Statements of HP and its wholly-owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended October 31, 2018 in the Annual Report on Form 10-K, filed on December 13, 2018. The Consolidated Condensed Balance Sheet for October 31, 2018 was derived from audited financial statements.
Principles of Consolidation
The Consolidated Condensed Financial Statements include the accounts of HP and its subsidiaries and affiliates in which HP has a controlling financial interest or is the primary beneficiary. All intercompany balances and transactions have been eliminated.
Reclassifications
Effective at the beginning of its first quarter of fiscal year 2019, HP implemented an organizational change to align its business unit financial reporting more closely with its current business structure. HP reflected this change to its business unit information in prior reporting periods on an as-if basis. The reporting change had no impact to previously reported segment net revenue, consolidated net revenue, earnings from operations, net earnings or net earnings per share (“EPS”).
HP has reclassified certain prior-year amounts to conform to the current-year presentation as a result of the adoption of Accounting Standards Update (“ASU”) 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost”. This adoption had no impact on previously reported consolidated net revenue, net earnings or net EPS.
For detailed discussion, see Note 2, “Segment Information”.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.
Separation Transaction
On November 1, 2015, Hewlett-Packard Company completed the separation of Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses (the “Separation”). In connection with the Separation, HP entered into a separation and distribution agreement, a tax matters agreement, an employee matters agreement and various other agreements with Hewlett Packard Enterprise that provide a framework for the relationships between the parties. For more information on the impacts of these agreements, see Note 6, “Supplementary Financial Information”, Note 12, “Litigation and Contingencies” and Note 13, “Guarantees, Indemnifications and Warranties”.
Recently Adopted Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance, which addresses the improvement of the presentation of net periodic pension and net periodic post-retirement benefit cost. The guidance requires entities to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. Additionally, the guidance requires that companies present the other components of the net periodic benefit cost separately from the line item that includes service cost and any other subtotal of income from operations. The amendments in this guidance are to be applied retrospectively for presentation in the Consolidated Condensed Statements of Earnings. A practical expedient allows companies to use the amount disclosed in its pension and other post-retirement plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. HP adopted this guidance in the first quarter of fiscal year 2019 and elected to use the practical expedient. The adoption of this guidance has no impact on net earnings. The reclassification resulted in an increase in Selling, general and administrative expenses and a reduction in interest and other, net of $60 million for the three months ended January 31, 2018.
In November 2016, the FASB issued guidance, which addresses the presentation of restricted cash in the statement of cash flows.  The guidance requires entities to present the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. HP adopted this guidance in the

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

first quarter of fiscal year 2019. The implementation of this guidance did not have any impact on its Consolidated Condensed Financial Statements.
In October 2016, the FASB issued guidance, which amends the existing accounting for Intra-Entity Transfers of Assets Other Than Inventory. The guidance (Topic 740) requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs. It also requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. HP adopted the guidance in the first quarter of fiscal year 2019. The implementation of this guidance resulted in $353 million of net reduction to its prepaid tax asset adjusted through accumulated deficit.
In August 2016, the FASB issued guidance, which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows. HP adopted this guidance in the first quarter of fiscal year 2019. The implementation of this guidance did not have any impact on its Consolidated Condensed Financial Statements.
In January 2016, the FASB issued guidance, which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The guidance (Topic 825-10) primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. HP adopted this guidance in the first quarter of fiscal year 2019. The implementation of this guidance did not have a material impact on its Consolidated Condensed Financial Statements.
In May 2014, the FASB issued guidance, which amends the existing accounting standards for revenue recognition. The amendments (Topic 606) are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. HP adopted the new revenue standard in the first quarter of fiscal year 2019 using the modified retrospective method applied to contracts that were not completed as of November 1, 2018. HP has recognized the net impact of adoption as an increase to accumulated deficit by $212 million, net of tax.
The primary changes that impact the Consolidated Condensed Financial Statements are as below:
Variable consideration - HP estimates the transaction price for elements of consideration which are variable in nature. Certain distributor programs and incentive offerings which were recorded at the date the sales incentives were offered, will now be recorded at the time of revenue recognition based on estimates.
Costs to obtain a contract - The incremental costs to obtain a contract are primarily comprised of eligible sales commissions which were previously expensed as incurred. HP will capitalize the eligible sales commission costs for contracts with terms of more than one year and will amortize these costs over the expected period of the benefit.
The adoption has led to certain balance sheet reclassifications pertaining to return asset and liability and repurchase reserves which impacts accounts receivable, net, inventory, other current assets and other accrued liabilities balances.
Revenue Recognition
General
HP recognizes revenues at a point in time or over time depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which HP expects to be entitled in exchange for those goods or services. HP follows the five-step model for revenue recognition as summarized below:

1.
Identify the contract with a customer - A contract with customer exists when (i) it is approved and signed by all parties, (ii) each party’s rights and obligations can be identified, (iii) payment terms are defined, (iv) it has commercial substance and (v) the customer has the ability and intent to pay. HP evaluates customers’ ability to pay based on various factors like historical payment experience, financial metrics and customer credit scores.

2.
Identify the performance obligations in the contract - HP evaluates each performance obligation in an arrangement to determine whether it represents a separate unit of accounting, such as hardware and/or service. A performance obligation constitutes a separate unit of accounting when the customer can benefit from the goods or services either on its own or together with other resources that are readily available to the customer and the performance obligation is distinct within the context of the contract.

3.
Determine the transaction price - Transaction price is the amount of consideration to which HP expects to be entitled in exchange for transferring goods or services to the customer. If the transaction price includes a variable amount, HP estimates the amount it expects to be entitled to using either the expected value or most likely amount method.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

HP reduces the transaction price at the time of revenue recognition for customer and distributor programs and incentive offerings, rebates, promotions, other volume-based incentives and expected returns. HP uses estimates to determine the expected variable consideration for such programs based on factors like historical experience, expected consumer behavior and market conditions.
HP has elected the practical expedient of not accounting for significant financing components if the period between revenue recognition and when the customer pays for the product or service is one year or less.

4.
Allocate the transaction price to performance obligations in the contract - When a sales arrangement contains multiple performance obligations, such as hardware and/or services, HP allocates revenue to each performance obligation in proportion to their selling price. The selling price for each performance obligation is based on its standalone selling price (“SSP”). HP establishes SSP using the price charged for a performance obligation when sold separately (“observable price”) and, in some instances, using the price established by management having the relevant authority. When observable price is not available, HP establishes SSP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life-cycle. Consideration is also given to market conditions such as competitor pricing strategies and technology industry life cycles.

5.
Recognize revenue when (or as) the performance obligation is satisfied - Revenue is recognized when, or as, a performance obligation is satisfied by transferring control of a promised good or service to a customer. HP generally invoices the customer upon delivery of the goods or services and the payments are due as per contract terms. For fixed price support or maintenance contracts that are in the nature of stand-ready obligations, payments are generally received in advance from customers and revenue is recognized on a straight-line basis over time for the duration of the contract.

HP reports revenue net of any taxes collected from customers and remitted to government authorities, and the collected taxes are recorded as other accrued liabilities until remitted to the relevant government authority. HP includes costs related to shipping and handling in cost of revenue.
HP records revenue on a gross basis when HP is a principal in the transaction and on a net basis when HP is acting as an agent between the customer and the vendor. HP considers several factors to determine whether it is acting as a principal or an agent, most notably whether HP is the primary obligor to the customer, has established its own pricing and has inventory and credit risks.
Hardware
HP transfers control of the products to the customer at the time the product is delivered to the customer and recognizes revenue accordingly, unless customer acceptance is uncertain or significant obligations to the customer remain unfulfilled.
Services
HP recognizes revenue from fixed-price support, maintenance and other service contracts over time depicting the pattern of service delivery and recognizes the costs associated with these contracts as incurred.
Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that HP has transferred to a customer when such right is conditional on something other than the passage of time. Such contract assets are insignificant to HP’s Consolidated Condensed Financial Statements.
Contract liabilities are recorded as deferred revenues when amounts invoiced to customers are more than the revenues recognized or when payments are received in advance for fixed price support or maintenance contracts. The short-term and long-term deferred revenues are reported within the other accrued liabilities and other non-current liabilities respectively.
Cost to obtain a contract and fulfillment cost
Incremental direct costs of obtaining a contract primarily consist of sales commissions. HP has elected the practical expedient to expense as incurred the costs to obtain a contract with a benefit period equal to or less than one year. For contracts with a period of benefit greater than one year, HP capitalizes incremental costs of obtaining a contract with a customer and amortizes these costs over their expected period of benefit provided such costs are recoverable.
Fulfillment costs consists of set-up and transition costs related to other service contracts. These costs generate or enhance resources of HP that will be used in satisfying the performance obligation in the future and are capitalized and amortized over the expected period of the benefit, provided such costs are recoverable.
See Note 6, “Supplementary Financial Information” for details on cost to obtain a contract and fulfillment cost, contract liabilities and value of remaining performance obligations.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

Transition disclosure
In accordance with the modified retrospective method transition requirements, HP has presented the financial statement line items impacted and adjusted to compare to presentation under the prior GAAP for the three months ended January 31, 2019.

	As of January 31, 2019
	In millions
CONSOLIDATED CONDENSED BALANCE SHEET ITEMS	As Reported	Effect of Adoption	Balances Without Adoption of Topic 606
ASSETS
Accounts receivable, net	$5,113	$(196)	$4,917
Inventory	5,649	198	5,847
Other current assets	4,807	(198)	4,609
Other non-current assets	$4,899	$(31)	$4,868
LIABILITIES AND STOCKHOLDERS' DEFICIT
Taxes on earnings	268	34	302
Other accrued liabilities	8,397	(444)	7,953
Accumulated deficit	$(1,431)	$183	$(1,248)

	Three months ended January 31, 2019
	In millions
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS ITEMS	As Reported	Effect of Adoption	Balances Without Adoption of Topic 606
Net revenue	$14,710	$(36)	$14,674
Earnings from operations	926	(36)	890
Earnings before taxes	900	(36)	864
Provision for taxes	(97)	7	(90)
Net earnings	$803	$(29)	$774

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

Opening Balance Sheet Adjustments:
The following table presents the impact of the new accounting standards to HP’s previously reported financial statements:

	In millions
	As Reported on October 31, 2018	Adjustments under Topic 606	Other (1)	As Restated on November 1, 2018
ASSETS
Accounts receivable, net	$5,113	$213	$—	$5,326
Inventory	6,062	(203)	—	5,859
Other current assets	5,046	203	(90)	5,159
Other non-current assets	5,069	33	(263)	4,839
LIABILITIES AND STOCKHOLDERS' DEFICIT
Taxes on earnings	340	(39)	—	301
Other accrued liabilities	7,376	497	—	7,873
Accumulated other comprehensive loss	(845)	—	(2)	(847)
Accumulated deficit	$(473)	$(212)	$(351)	$(1,036)

(1)	Other includes $353 million adjustment related to Topic 740.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2018, the FASB issued guidance, which eliminates the stranded tax effects in other comprehensive income resulting from the Tax Cuts and Jobs Act (the “TCJA”). Because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from operations is not affected. HP is required to adopt the guidance in the first quarter of fiscal year 2020. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Condensed Financial Statements.
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
In February 2016, the FASB issued guidance, which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months. HP will adopt the guidance in the first quarter of fiscal year 2020 using a modified retrospective transition approach. HP is in the process of completing the evaluation of the impacts from the new lease accounting standard. Based on the current assessment, HP expects the adoption of this standard to have a material impact on the Consolidated Condensed Balance Sheet.

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
A summary description of each segment is as follows:
Personal Systems offers Commercial and Consumer desktop and notebook personal computers (“PCs”), Workstations, thin clients, Commercial mobility devices, retail point-of-sale (“POS”) systems, displays and other related accessories, software, support and services. HP groups Commercial notebooks, Commercial desktops, Commercial services, Commercial mobility devices, Commercial detachables and convertibles, Workstations, retail POS systems and thin clients into Commercial PCs and Consumer notebooks, Consumer desktops, Consumer services and Consumer detachables into Consumer PCs when describing performance in these markets. Described below are HP’s global business capabilities within Personal Systems:

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

•
Office Printing Solutions delivers HP’s office printers, services and solutions to SMBs and large enterprises. It also includes some Samsung-branded and OEM hardware, and solutions. HP goes to market through its extensive channel network and directly with HP sales. Ongoing key initiatives include the shift to contractual through our Managed Print Service (“MPS”) and solutions offerings for the A3 copier and multifunction printer market, printer security solutions, PageWide solutions and award-winning JetIntelligence LaserJet products.

•
Home Printing Solutions delivers innovative printing products and solutions for the home, home business and micro business customers utilizing both HP’s Ink and Laser technologies (including laser technology from some Samsung-branded products). Initiatives such as Instant Ink and Continuous Ink Supply System provide business model innovation to benefit and expand HP’s existing customer base, while new technologies like Photo Lifestyle and HP Smart App drive print relevance for a mobile generation.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)

Printing groups its global business capabilities into the following business units when reporting business performance:

•	Commercial Hardware consists of Office Printing Solutions, Graphics Solutions and 3D Printing, excluding Supplies;

•	Consumer Hardware consists of Home Printing Solutions, excluding Supplies; and

•
Supplies comprises a set of highly innovative consumable products, ranging from Ink and Laser cartridges to media, graphics supplies and 3D printing supplies, for recurring use in Consumer and Commercial Hardware.

Corporate Investments includes HP Labs and certain business incubation projects.
The accounting policies HP uses to derive segment results are substantially the same as those used by HP in preparing these financial statements. HP derives the results of the business segments directly from its internal management reporting system.
HP does not allocate certain operating expenses, which it manages at the corporate level, to its segments. These unallocated amounts include certain corporate governance costs and infrastructure investments, stock-based compensation expense, restructuring and other charges, acquisition-related charges and amortization of intangible assets. Pursuant to the adoption of ASU 2017-07 in the first quarter of fiscal year 2019, HP now reclassifies market-related retirement credits and all other components (excluding the service cost component) of net periodic benefit cost to Interest and other, net in Consolidated Condensed Statement of Earnings. HP reflected this change in prior reporting periods on an as-if basis. This adoption did not have a material impact to previously reported segment earnings from operations.
Realignment
Effective at the beginning of its first quarter of fiscal year 2019, HP implemented an organizational change to align its business unit financial reporting more closely with its current business structure. The organizational change resulted in the transfer of certain Samsung-branded product categories from Commercial to Consumer within the Printing segment. HP reflected this change to its business unit information in prior reporting periods on an as-if basis. The reporting change had no impact to previously reported segment net revenue, consolidated net revenue, earnings from operations, net earnings or net EPS.
Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	Three months ended January 31
	2019	2018
	In millions
Net Revenue:
Personal Systems	$9,657	$9,440
Printing	5,056	5,076
Corporate Investments	1	1
Total segments	$14,714	$14,517
Other	(4)	—
Total net revenue	$14,710	$14,517
Earnings from operations before taxes:
Personal Systems	$410	$335
Printing	821	799
Corporate Investments	(24)	(19)
Total segment earnings from operations	$1,207	$1,115
Corporate and unallocated costs and other	(80)	(24)
Stock-based compensation expense	(107)	(85)
Restructuring and other charges	(55)	(31)
Acquisition-related charges	(10)	(42)
Amortization of intangible assets	(29)	(20)
Interest and other, net	(26)	(8)
Total earnings from operations before taxes	$900	$905

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)

Net revenue by segment and business unit was as follows:

	Three months ended January 31
	2019	2018
	In millions
Notebooks	$5,919	$5,595
Desktops	2,857	2,955
Workstations	562	543
Other	319	347
Personal Systems	9,657	9,440
Supplies	3,267	3,351
Commercial Hardware	1,090	1,037
Consumer Hardware	699	688
Printing	5,056	5,076
Corporate Investments	1	1
Total segment net revenue	14,714	14,517
Other	(4)	—
Total net revenue	$14,710	$14,517

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the three months ended January 31, 2019 and 2018 summarized by plan were as follows:

	Fiscal 2017 Plan
	Severance	Infrastructure and other	Other prior-year plans(1)	Total

Accrued balance as of October 31, 2018	$50	$—	$9	$59
Charges	47	6	—	53
Cash payments	(35)	(6)	(3)	(44)
Non-cash and other adjustments	(3)	—	—	(3)
Accrued balance as of January 31, 2019	$59	$—	$6	$65
Total costs incurred to date as of January 31, 2019	$300	$87	$1,317	$1,704

Reflected in Consolidated Condensed Balance Sheets
Other accrued liabilities	59	—	5	64
Other non-current liabilities	—	—	1	1

Accrued balance as of October 31, 2017	76	19	13	108
Charges	12	6	—	18
Cash payments	(60)	(25)	(2)	(87)
Non-cash and other adjustments	2	—	—	2
Accrued balance as of January 31, 2018	$30	$—	$11	$41

(1)	Includes prior-year plans which are considered substantially complete. HP does not expect any further material activity associated with these plans.
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
Other Charges
Other charges include non-recurring costs, including those as a result of Separation, and are distinct from ongoing operational costs. These costs primarily relate to information technology costs such as advisory, consulting and non-recurring labor costs. For the three months ended January 31, 2019 and 2018, HP incurred $2 million and $13 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2019	2018	2019	2018	2019	2018
	In millions
Service cost	$—	$—	$14	$14	$—	$—
Interest cost	123	113	6	6	4	4
Expected return on plan assets	(145)	(181)	(10)	(10)	(5)	(6)
Amortization and deferrals:
Actuarial loss (gain)	15	15	8	7	(8)	(4)
Prior service benefit	—	—	(1)	(1)	(3)	(5)
Net periodic (credit) benefit cost	(7)	(53)	17	16	(12)	(11)
Settlement loss	—	1	—	—	—	—
Total periodic (credit) benefit cost	$(7)	$(52)	$17	$16	$(12)	$(11)
Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2019, HP anticipates making contributions of approximately $46 million to its non-U.S. pension plans, approximately $32 million to its U.S. non-qualified plan participants and approximately $6 million to cover benefit claims under HP’s post-retirement benefit plans. During the three months ended January 31, 2019, HP contributed $11 million to its non-U.S. pension plans, paid $6 million to cover benefit payments to U.S. non-qualified plan participants, and paid $2 million to cover benefit claims under HP’s post-retirement benefit plans.
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

Note 5: Taxes on Earnings
Provision for Taxes
On December 22, 2017, the TCJA was enacted into law. Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) in December 2017, which allows registrants to record provisional amounts during a one year “measurement period”.
As of January 31, 2019, HP has completed its accounting for the tax effects of the TCJA with no material changes to the provisional amounts recorded during the measurement period.
In January 2018, the FASB released guidance on the accounting for tax on the Global Minimum Tax provisions of TCJA. The Global Minimum Tax provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to Global Minimum Tax inclusions or to treat any taxes on Global Minimum Tax inclusions as period cost are both acceptable methods subject to an accounting policy election. HP has elected to treat the Global Minimum Tax inclusions as period costs.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 5: Taxes on Earnings (Continued)

HP’s effective tax rate was 10.8% and (114.1)% for the three months ended January 31, 2019 and 2018, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three months ended January 31, 2019 is primarily due to favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. For the three months ended January 31, 2018 HP’s effective tax rate generally differs from the U.S. federal statutory rate of 23% due to the impact of U.S. tax reform, and favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
During the three months ended January 31, 2019, HP recorded $9 million of net tax benefits related to discrete items in the provision for taxes. As noted above, HP has completed its analysis of the full impact of TCJA. As of January 31, 2019, HP recorded tax benefit of $21 million related to final tax reform adjustments and recorded a tax benefit of $12 million related to restructuring. These benefits were partially offset by uncertain tax position charges of $20 million and other tax charges of $4 million. In addition to the discrete items mentioned above, HP recorded excess tax benefits of $27 million on stock options, restricted stock units and performance-adjusted restricted stock units.
During the three months ended January 31, 2018, HP recorded $1.1 billion of net tax benefits related to discrete items in the provision for taxes. As of January 31, 2018, HP had not yet completed its analysis of the full impact of TCJA however HP recorded a provisional tax benefit of $1.1 billion related to $5.5 billion net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, partially offset by $3.2 billion net expense for the repatriation tax payable in installments over eight years and $1.2 billion net expense for remeasurement of our deferred tax assets and liabilities for the revaluation of our deferred assets and liabilities to the new U.S. tax rate of 21%. This amount also included tax benefits related to audit settlements, acquisition charges and other tax benefits of $32 million, $18 million and $12 million, respectively, offset by uncertain tax position charges of $43 million.
Uncertain Tax Positions
As of January 31, 2019, the amount of unrecognized tax benefits was $7.8 billion, of which up to $1.5 billion would affect HP’s effective tax rate if realized. The amount of unrecognized tax benefits increased by $39 million for the three months ended January 31, 2019. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of January 31, 2019 and 2018, HP had accrued $181 million and $278 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete resolution of certain tax years with various tax authorities within the next 12 months. It is also possible that other federal, foreign and state tax issues may be concluded within the next 12 months. HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by up to $6.4 billion within the next 12 months of which up to $743 million would affect HP’s effective tax rate if realized.
HP is subject to income tax in the United States and approximately 60 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The U.S. Internal Revenue Service is conducting an audit of HP’s 2013, 2014, and 2015 income tax returns.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)

Note 6: Supplementary Financial Information
Accounts Receivable, net

	As of
	January 31, 2019	October 31, 2018
	In millions
Accounts receivable	$5,222	$5,242
Allowance for doubtful accounts	(109)	(129)
	$5,113	$5,113
The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Three months ended January 31, 2019
In millions
Balance at beginning of period	$129
Provision for doubtful accounts	8
Deductions, net of recoveries	(28)
Balance at end of period	$109
HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners in order to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are derecognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of January 31, 2019 and October 31, 2018 were not material. The costs associated with the sales of trade receivables for the three months ended January 31, 2019 and 2018 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended January 31
	2019	2018
	In millions
Balance at beginning of period(1)	$165	$147
Trade receivables sold	3,036	2,936
Cash receipts	(3,010)	(2,921)
Foreign currency and other	3	10
Balance at end of period(1)	$194	$172

(1)	Amounts outstanding from third parties reported in Accounts Receivable in the Consolidated Condensed Balance Sheets.
Inventory

	As of
	January 31, 2019	October 31, 2018
	In millions
Finished goods	$3,797	$4,019
Purchased parts and fabricated assemblies	1,852	2,043
	$5,649	$6,062

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

Other Current Assets

	As of
	January 31, 2019	October 31, 2018
	In millions
Value-added taxes receivable	$881	$865
Available-for-sale investments(1)	425	711
Supplier and other receivables	2,217	2,025
Prepaid and other current assets(2)	1,284	1,445
	$4,807	$5,046

(1)	See Note 8, “Financial Instruments” for detailed information.

(2)
As of January 31, 2019, deferred contract fulfillment and acquisition costs balances were $38 million and $36 million, respectively. For the three months ended January 31, 2019, HP amortized $21 million of these costs.

See note below “Other Non-Current Assets” for deferred contract fulfillment and acquisition costs.
Property, Plant and Equipment, net

	As of
	January 31, 2019	October 31, 2018
	In millions
Land, buildings and leasehold improvements	$1,888	$1,893
Machinery and equipment, including equipment held for lease	4,402	4,216
	6,290	6,109
Accumulated depreciation	(3,978)	(3,911)
	$2,312	$2,198
Other Non-Current Assets

	As of
	January 31, 2019	October 31, 2018
	In millions
Tax indemnifications receivable	$866	$953
Deferred tax assets	2,329	2,431
Intangible assets(1)	724	453
Other(2)(3)	980	1,232
	$4,899	$5,069

(1)	See Note 15, “Intangible Assets” for detailed information.

(2)	Includes marketable equity securities and mutual funds classified as available-for-sale investments of $54 million and $53 million as of January 31, 2019 and October 31, 2018, respectively.

(3)	See note (2) on deferred contract fulfillment and acquisition costs under “Other Current Assets” table above.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

Other Accrued Liabilities

	As of
	January 31, 2019	October 31, 2018
	In millions
Other accrued taxes	$919	$982
Warranty	675	673
Deferred revenue(1)	1,180	1,095
Sales and marketing programs	3,020	2,758
Other	2,603	1,868
	$8,397	$7,376

(1)
As of January 31, 2019 and October 31, 2018, HP’s contract liabilities balances were $2.0 billion and $1.9 billion, respectively. The increase in the contract liabilities balance for the three months ended January 31, 2019 is primarily driven by sales of fixed price support and maintenance services, partially offset by $308 million of revenue recognized that were included in the opening contract liabilities balance as of November 1, 2018.

Other Non-Current Liabilities

	As of
	January 31, 2019	October 31, 2018
	In millions
Pension, post-retirement, and post-employment liabilities	$1,619	$1,645
Deferred tax liability	64	100
Tax liability	1,977	2,063
Deferred revenue(1)	986	1,005
Other	776	793
	$5,422	$5,606

(1)	See note (1) on contract liabilities under “Other Accrued Liabilities” table above.
Interest and Other, net

	Three months ended January 31
	2019	2018
	In millions
Interest expense on borrowings	$(64)	$(87)
Other, net	38	79
	$(26)	$(8)

Net revenue by region

	Three months ended January 31
	2019	2018
	In millions
Americas	$6,032	$6,235
Europe, Middle East and Africa	5,358	5,221
Asia-Pacific and Japan	3,320	3,061
Total net revenue	$14,710	$14,517

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

Value of Remaining Performance Obligations
As of January 31, 2019, the estimated value of transaction price allocated to remaining performance obligations was $4.5 billion. HP expects to recognize approximately $1.8 billion of the unearned amount in next 12 months and $2.7 billion thereafter.
HP has elected the practical expedients and accordingly does not disclose the aggregate amount of the transaction price allocated to remaining performance obligations if:

•	the contract has an original expected duration of one year or less; or

•	the revenue from the performance obligation is recognized over time on an as-invoiced basis when the amount corresponds directly with the value to the customer; or

•	the portion of the transaction price that is variable in nature is allocated entirely to a wholly unsatisfied performance obligation.
The remaining performance obligations are subject to change and may be affected by various factors, such as termination of contracts, contract modifications and adjustment for currency.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2019				As of October 31, 2018
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$937	$—	$937	$—	$1,620	$—	$1,620
Financial institution instruments	—	—	—	—	—	9	—	9
Government debt(1)	1,451	9	—	1,460	2,217	150	—	2,367
Available-for-Sale Investments:
Corporate debt	—	184	—	184	—	366	—	366
Financial institution instruments	—	10	—	10	—	32	—	32
Government debt(1)	—	231	—	231	—	313	—	313
Mutual funds	48	—	—	48	47	—	—	47
Marketable equity securities	6	—	—	6	6	—	—	6
Derivative Instruments:
Foreign currency contracts	—	271	—	271	—	508	7	515
Other derivatives	—	7	—	7	—	—	—	—
Total Assets	$1,505	$1,649	$—	$3,154	$2,270	$2,998	$7	$5,275
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$12	$—	$12	$—	$23	$—	$23
Foreign currency contracts	—	208	—	208	—	164	—	164
Other derivatives	—	—	—	—	—	8	—	8
Total Liabilities	$—	$220	$—	$220	$—	$195	$—	$195

(1)
Government debt includes instruments such as U.S. treasury notes, U.S agency securities and non-U.S. government bonds. Money market funds invested in government debt and traded in active markets are included in Level 1.

There were no transfers between levels within the fair value hierarchy during the three months ended January 31, 2019.

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
Derivative Instruments: From time to time, HP uses forward contracts, interest rate and total return swaps and option contracts to hedge certain foreign currency interest rate and return on certain investment exposures. HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign exchange rates, and forward and spot prices for currencies and interest rates. See Note 8, “Financial Instruments” for a further discussion of HP’s use of derivative instruments.
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $5.1 billion as of January 31, 2019, compared to its carrying amount of $5.0 billion at that date. The fair value of HP’s short- and long-term debt was $6.0 billion as of October 31, 2018, compared to its carrying value of $6.0 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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
Non-Marketable Equity Investments and Non-Financial Assets: HP’s non-marketable equity investments are measured and recorded using a measurement alternative resulting from qualifying observable adjustments or impairment. HP’s non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Consolidated Condensed Balance Sheets these would generally be classified within Level 3 of the fair value hierarchy.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of January 31, 2019				As of October 31, 2018
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$937	$—	$—	$937	$1,620	$—	$—	$1,620
Financial institution instruments	—	—	—	—	9	—	—	$9
Government debt	1,460	—	—	1,460	2,367	—	—	2,367
Total cash equivalents	2,397	—	—	2,397	3,996	—	—	3,996
Available-for-Sale Investments:
Corporate debt (1)	185	—	(1)	184	368	—	(2)	366
Financial institution instruments (1)	10	—	—	10	32	—	—	32
Government debt (1)	232	—	(1)	231	314	—	(1)	313
Marketable equity securities	4	2	—	6	4	2	—	6
Mutual funds	39	9	—	48	38	9	—	47
Total available-for-sale investments	470	11	(2)	479	756	11	(3)	764
Total cash equivalents and available-for-sale investments	$2,867	$11	$(2)	$2,876	$4,752	$11	$(3)	$4,760

(1)
HP classifies its marketable debt securities as available-for-sale investments within Other current assets on the Consolidated Condensed Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of January 31, 2019 and October 31, 2018, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of January 31, 2019
	Amortized Cost	Fair Value
	In millions
Due in one year or less	$427	$425
Equity securities in privately held companies include cost basis and equity method investments and are included in Other non-current assets on the Consolidated Condensed Balance Sheets. These amounted to $49 million and $36 million as of January 31, 2019 and October 31, 2018, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

Derivative Instruments
HP uses derivatives to offset business exposure to foreign currency and interest rate risk on expected future cash flows and on certain existing assets and liabilities. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps and, at times, option contracts to hedge certain foreign currency, interest rate and, return on certain investment exposures. HP may designate its derivative contracts as fair value hedges or cash flow hedges and classifies the cash flows with the activities that correspond to the underlying hedged items. Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Condensed Balance Sheets.
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $85 million and $68 million as of January 31, 2019 and as of October 31, 2018, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of January 31, 2019 and October 31, 2018.
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
As of January 31, 2019 and 2018, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges. Hedge ineffectiveness for fair value and cash flow hedges recognized in earnings were not material for the three months ended January 31, 2019 and 2018.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of January 31, 2019					As of October 31, 2018
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$—	$12	$1,000	$—	$—	$—	$23

Cash flow hedges:
Foreign currency contracts	16,382	161	88	157	29	17,147	386	107	86	52
Total derivatives designated as hedging instruments	17,132	161	88	157	41	18,147	386	107	86	75
Derivatives not designated as hedging instruments
Foreign currency contracts	5,473	22	—	22	—	5,437	22	—	26	—
Other derivatives	135	7	—	—	—	71	—	—	8	—
Total derivatives not designated as hedging instruments	5,608	29	—	22	—	5,508	22	—	34	—
Total derivatives	$22,740	$190	$88	$179	$41	$23,655	$408	$107	$120	$75
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of January 31, 2019 and October 31, 2018, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

	In the Consolidated Condensed Balance Sheets
				Gross Amounts Not Offset
	Gross Amount Recognized (i)	Gross Amount Offset (ii)	Net Amount Presented (iii) = (i)–(ii)	Derivatives (iv)	Financial Collateral (v)		Net Amount (vi) = (iii)–(iv)–(v)
	In millions
As of January 31, 2019
Derivative assets	$278	$—	$278	$118	$156	(1)	$4
Derivative liabilities	$220	$—	$220	$118	$59	(2)	$43
As of October 31, 2018
Derivative assets	$515	$—	$515	$112	$299	(1)	$104
Derivative liabilities	$195	$—	$195	$112	$69	(2)	$14

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

Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
Interest rate swaps agreements are designated as hedge relationships with gains or losses on the derivative recognized in interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Loss on interest rate swap agreements recognized in earnings was $12 million for the three months ended January 31, 2019 and $40 million for the three months ended January 31, 2018. Gains and losses are fully offset by changes in the fair value of the debt being hedged.
The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended January 31, 2019 was as follows:

	Loss Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended January 31, 2019	Three months ended January 31, 2018	Location	Three months ended January 31, 2019	Three months ended January 31, 2018
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$(107)	$(551)	Net revenue	$191	$(52)
			Cost of revenue	(10)	(18)
			Operating expenses	(2)	—
Total	$(107)	$(551)		$179	$(70)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

As of January 31, 2019, HP expects to reclassify an estimated accumulated other comprehensive loss of $6 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in accumulated OCI based on the change of market rate, and therefore could have a different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments in the Consolidated Condensed Statements of Earnings for the three months ended January 31, 2019 and 2018 was as follows:

	(Loss) Gain Recognized in Earnings on Derivatives
	Location	Three months ended January 31, 2019	Three months ended January 31, 2018
		In millions
Foreign currency contracts	Interest and other, net	$(40)	$(17)
Other derivatives	Interest and other, net	14	2
Total		$(26)	$(15)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)

Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of January 31, 2019		As of October 31, 2018
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Commercial paper	$—	—%	$854	2.5%
Current portion of long-term debt	259	3.7%	565	3.1%
Notes payable to banks, lines of credit and other	38	1.8%	44	1.7%
	$297		$1,463
Long-Term Debt

	As of
	January 31, 2019	October 31, 2018
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	$648	$648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	667	667
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	538	538
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	695	694
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	—	102
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	—	300
	4,246	4,647
Other, including capital lease obligations, at 0.51%-8.48%, due in calendar years 2019-2025	751	487
Fair value adjustment related to hedged debt	(16)	(28)
Unamortized debt issuance cost	(16)	(17)
Current portion of long-term debt	(259)	(565)
Total long-term debt	$4,706	$4,524

(1)	HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.
In December 2016, HP filed a shelf registration statement (the “2016 Shelf Registration Statement”) with the SEC to enable the company to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants.
As disclosed in Note 8, “Financial Instruments”, HP uses interest rate swaps to mitigate some of the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.
Commercial Paper
As of January 31, 2019, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Borrowings (Continued)

Credit Facility
As of January 31, 2019, HP maintained a $4.0 billion, senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until March 30, 2023. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP’s external credit ratings. As of January 31, 2019, HP was in compliance with the financial covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of January 31, 2019, HP and its subsidiaries had available borrowing resources of $738 million from uncommitted lines of credit in addition to the commercial paper and revolving credit facilities discussed above.

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three months ended January 31, 2019, HP executed share repurchases of 32 million shares and settled total shares for $0.7 billion. During the three months ended January 31, 2018, HP executed share repurchases of 20 million shares and settled total shares for $0.5 billion. Share repurchases executed during the three months ended January 31, 2019 and January 31, 2018 included 0.9 million and 0.6 million shares settled in February 2019 and February 2018, respectively.
The shares repurchased during the three months ended January 31, 2019 and 2018 were all open market repurchase transactions. On June 19, 2018, HP’s Board of Directors authorized an additional $4.0 billion for future repurchases of its outstanding shares of common stock. As of January 31, 2019, HP had approximately $3.2 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)

Tax effects related to Other Comprehensive Loss

	Three months ended January 31
	2019	2018
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax benefit on unrealized losses arising during the period	$—	$1
	—	1
Tax effect on change in unrealized components of cash flow hedges:
Tax benefit on unrealized losses arising during the period	20	70
Tax provision (benefit) on (gains) losses reclassified into earnings	22	(3)
	42	67
Tax effect on change in unrealized components of defined benefit plans:
Tax provision on amortization of actuarial loss and prior service benefit	(3)	(3)
Tax benefit on settlements and other	1	—
	(2)	(3)
Tax effect on change in cumulative translation adjustment	—	—
Tax benefit on other comprehensive loss	$40	$65
Changes and reclassifications related to Other Comprehensive Loss, net of taxes

	Three months ended January 31
	2019	2018
	In millions
Other comprehensive loss, net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized losses arising during the period	$—	$(2)
Gains reclassified into earnings	—	(5)
	—	(7)
Change in unrealized components of cash flow hedges:
Unrealized losses arising during the period	(87)	(481)
(Gains) losses reclassified into earnings	(157)	67
	(244)	(414)
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit(1)	8	9
Settlements and other	(1)	1
	7	10
Change in cumulative translation adjustment	(5)	—
Other comprehensive loss, net of taxes	$(242)	$(411)

(1)	These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)

The components of accumulated other comprehensive loss, net of taxes and changes were as follows:

	Three months ended January 31, 2019
	Net unrealized gains on available-for-sale debt securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$5	$291	$(1,141)	$—	$(845)
Other comprehensive loss before reclassifications	—	(87)	—	(5)	(92)
Reclassifications of (gain) loss into earnings	—	(157)	8	—	(149)
Reclassifications of settlements into earnings	—	—	(1)	—	(1)
Balance at end of period	$5	$47	$(1,134)	$(5)	$(1,087)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended January 31
	2019	2018
	In millions, except per share amounts
Numerator:
Net earnings	$803	$1,938
Denominator:
Weighted-average shares used to compute basic net EPS	1,556	1,650
Dilutive effect of employee stock plans	11	19
Weighted-average shares used to compute diluted net EPS	1,567	1,669
Net earnings per share:
Basic	$0.52	$1.17
Diluted	$0.51	$1.16
Anti-dilutive weighted-average options(1)	5	—

(1)
HP excludes from the calculation of diluted net EPS stock options and restricted stock units where the assumed proceeds exceed the average market price, because their effect would be anti-dilutive. The assumed proceeds of a stock option include the sum of its exercise price, and average unrecognized compensation cost. The assumed proceeds of a restricted stock unit represent unrecognized compensation cost.

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of January 31, 2019, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
(Unaudited)
Note 12: Litigation and Contingencies (Continued)

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
Hewlett-Packard Company v. Oracle Corporation.  On June 15, 2011, HP filed suit against Oracle Corporation (“Oracle”) in California Superior Court in Santa Clara County in connection with Oracle’s March 2011 announcement that it was discontinuing software support for HP’s Itanium-based line of mission-critical servers. HP asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases. HP prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP’s Itanium-based servers for as long as HP decided to sell such servers. The second phase of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP’s damages claim infringed on Oracle’s First Amendment rights. On August 27, 2015, the California Court of Appeals rejected Oracle’s appeal. The matter was remanded to the trial court for the second phase of the trial, which began on May 23, 2016 and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP, awarding HP approximately $3.0 billion in damages, which included approximately $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for HP for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. Oracle’s opening brief is due on March 7, 2019; HP’s respondent’s/cross-opening brief is due 75 days after Oracle’s opening brief is filed; Oracle’s reply/cross-respondent’s brief is due 75 days after HP’s respondent’s/cross-opening brief is filed; and HP’s cross-reply brief is due 50 days after Oracle’s reply/cross-respondent’s brief is filed.  The Court of Appeal will schedule oral argument after the case is fully briefed. HP expects that the appeals process could take several years to complete. Litigation is unpredictable, and there can be no assurance that HP will recover damages, or that any award of damages will be for the amount awarded by the jury’s verdict. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the Separation.
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs originally sought to certify a nationwide collective class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a workforce reduction (“WFR”) plan on or after May 23, 2012 and who were 40 years of age or older. Plaintiffs also originally sought to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after May 23, 2012. Following a partial motion to dismiss, a motion to strike and a motion to compel arbitration that the defendants filed in November 2016, the plaintiffs amended their complaint.  New plaintiffs were added, but the plaintiffs agreed that the class period for the putative nationwide ADEA collective action should be shortened and now starts, at the earliest, on December 9, 2014. The plaintiffs also agreed that the class period for the putative California state law class action should be shortened and now starts on August 18, 2012. On January 30, 2017, the defendants filed another partial motion to dismiss and motions to compel arbitration as to several of the plaintiffs. On March 20, 2017, the defendants filed additional motions to compel arbitration as to a number of the opt-in plaintiffs. On September 20, 2017, the Court granted the motions to compel arbitration as to the plaintiffs and opt-ins who

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)

signed WFR release agreements, denied the pending motion to dismiss without prejudice, stayed the action and administratively closed the case pending the completion of the compelled arbitrations. On November 30, 2017, three named plaintiffs and twelve opt-in plaintiffs filed a single arbitration demand.  An additional arbitration claimant was added later by stipulation. On December 22, 2017, the defendants filed a motion to: (1) stay the claims of individuals not subject to arbitration and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand.  On February 6, 2018, the Court granted the motion to stay and denied the motion to enjoin. Pre-arbitration mediation proceedings took place on October 4 and 5, 2018, and the claims of all 16 arbitration claimants were resolved. Between November 2018 and February 2019, an additional 150 individuals filed consents to opt‐in to the action as party‐plaintiffs, many of whom signed separation agreements that include class waivers and mandatory arbitration provisions. The addition of these opt-ins brings the total number of plaintiffs to 189. The stay of the litigation remains in place.
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
The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner’s orders. The Customs Tribunal rejected HP India’s request to remand the matter to the Commissioner on procedural grounds. The hearings scheduled to reconvene on April 6, 2015 and again on November 3, 2015 and April 11, 2016 were canceled at the request of the Customs Tribunal. A hearing on the merits of the appeal scheduled for January 15, 2019 has been cancelled. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise’s businesses.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)

Class Actions re Authentication of Supplies. Five purported consumer class actions were filed against HP, arising out of the supplies authentication protocol in certain OfficeJet printers.  This authentication protocol rejects some third-party ink cartridges that use non-HP security chips.  Two of the cases were dismissed, and the remaining cases were consolidated in the United States District Court for the Northern District of California, captioned In re HP Printer Firmware Update Litigation. The remaining plaintiffs’ consolidated amended complaint was filed on February 15, 2018, alleging eleven causes of action: (1) unfair and unlawful business practices in violation of the Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.; (2) fraudulent business practices in violation of the Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.; (3) violations of the False Advertising Law, Cal. Bus. & Prof. Code § 17500, et seq.; (4) violations of the Consumer Legal Remedies Act, Cal. Civ. Code § 1750, et seq.; (5) violations of the Texas Deceptive Trade Practices ‒ Consumer Protection Act, Tex. Bus. & Com. Code Ann. § 17.01, et seq.; (6) violations of the Washington Consumer Protection Act, Wash. Rev. Code Ann. § 19.86.010, et seq.; (7) violations of the New Jersey Consumer Fraud Act, New Jersey Statutes Ann. 56:8-1, et seq.; (8) violations of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030, et seq.; (9) violations of the California Computer Data Access and Fraud Act, Cal. Penal Code § 502; (10) Trespass to Chattels; and (11) Tortious Interference with Contractual Relations and/or Prospective Economic Advantage. On February 7, 2018, the plaintiffs moved to certify an injunctive relief class of “[a]ll persons in California who own a Class Printer” under the “unfair” prong of the California unfair competition statute and a class of “[a]ll persons in the United States who purchased a Class Printer and experienced a print failure while using a non-HP aftermarket cartridge during the period between March 1, 2015 and December 31, 2017” under the Computer Fraud and Abuse Act and common law trespass to chattels. On March 29, 2018, the court granted in part and denied in part HP’s motion to dismiss. The court dismissed the plaintiffs’ claim under the “unfair” prong of the California unfair competition statute, claims under the non-California consumer protection statutes, and claim for tortious interference with contractual relations and/or prospective economic advantage. The court also dismissed in part the plaintiffs’ fraud-based claims under the California consumer protection statutes and computer hacking claims under the Computer Fraud and Abuse Act and California Computer Data Access and Fraud Act. The court denied HP’s motion to dismiss with respect to the plaintiffs’ claim for trespass to chattels and claim under the “unlawful” prong of the California unfair competition statute. The court granted the plaintiffs leave to amend on all of the dismissed claims, except the California Computer Data Access and Fraud Act claim to the extent it was based on two specific subsections of that statute. On September 18, 2018, the parties entered into a Settlement Agreement and Release pursuant to which the plaintiffs agreed to dismiss all claims against HP in exchange for a $1.5 million payment to the class and an agreement that HP would not reinstall the authentication protocol on the printers at issue.  The settlement is subject to the approval of the court.  The plaintiffs filed a motion for preliminary approval of the settlement, which was granted by the court on November 19, 2018.  Notice of the settlement was given to the class beginning on January 7, 2019, and class members will have 120 days in which to opt out of or object to the settlement. A final approval hearing is scheduled for April 25, 2019.
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
(Unaudited)
Note 12: Litigation and Contingencies (Continued)

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

Note 13: Guarantees, Indemnifications and Warranties
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
Cross-Indemnifications with Hewlett Packard Enterprise
Under the separation and distribution agreement, HP agreed to indemnify Hewlett Packard Enterprise, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 13: Guarantees, Indemnifications and Warranties (Continued)

of or resulting from, among other matters, the liabilities allocated to HP as part of the Separation. Hewlett Packard Enterprise similarly agreed to indemnify HP, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Hewlett Packard Enterprise as part of the Separation. HP expects Hewlett Packard Enterprise to fully perform under the terms of the separation and distribution agreement.
For information on cross-indemnifications with Hewlett Packard Enterprise for litigation matters, see Note 12, “Litigation and Contingencies.”
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
HP records tax indemnification receivables from various third parties for certain tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by those same third parties under existing legal agreements. The actual amount that the third parties pay may be obligated to pay HP could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of January 31, 2019 was $0.9 billion.
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
HP’s aggregate product warranty liabilities and changes were as follows:

Three months ended January 31, 2019
In millions
Balance at beginning of period	$915
Accruals for warranties issued	263
Adjustments related to pre-existing warranties (including changes in estimates)	(1)
Settlements made (in cash or in kind)	(259)
Balance at end of period	$918

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 14: Acquisitions
On November 1, 2018, HP completed the acquisition of the Apogee group. This acquisition furthers HP’s plan to disrupt the A3 copier market and builds on its printing strategy to enhance its A3 and A4 product portfolio; build differentiated solutions and tools to expand its MPS; and invest in its direct and indirect go-to-market capabilities. Apogee augments HP’s services portfolio in contractual office printing and MPS, where solutions are increasingly important for SMBs. HP reports the financial results of the above business in the Printing segment.
The table below presents the preliminary purchase price allocation for HP's acquisition as of November 1, 2018 and reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired and residual goodwill. HP expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

In millions
Goodwill	$375
Amortizable intangible assets	300
Net liabilities assumed	(186)
Total fair value of consideration	$489

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 15: Intangible Assets
HP’s intangible assets were composed of:

	As of January 31, 2019			As of October 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions			In millions
Customer contracts, customer lists and distribution agreements	$386	$97	$289	$112	$88	$24
Technology, patents and trade name	627	192	435	601	172	429
Total intangible assets	$1,013	$289	$724	$713	$260	$453
During the three months ended January 31, 2019, the increase in gross intangible assets was primarily due to intangible assets resulting from the acquisition of the Apogee group. The reported amounts are based on preliminary fair value estimates of the assets acquired.
The weighted-average useful lives of intangible assets acquired during the period are as follows:

Weighted-Average Useful Life
Customer contracts, customer lists and distribution agreements	9
Technology, patents and trade name	7
As of January 31, 2019, estimated future amortization expense related to intangible assets was as follows:

Fiscal year	In millions
Remainder of 2019	$86
2020	115
2021	114
2022	114
2023	113
Thereafter	182
Total	$724

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

•
Results of Operations.  An analysis of our operations financial results comparing the three months ended January 31, 2019 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.

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

•
In Printing, our strategic growth focus is on shift to contractual solutions and Graphics, as well as expanding our footprint in the 3D printing marketplace. The shift to contractual solutions includes an increased focus on MPS and Instant Ink, supporting our strategy of placing higher value printer units (including our A3 products and solutions) which offer strong annuity of toner and ink. In the Graphics space, we are focused on innovations such as our Indigo and Latex product offerings, which support accelerated growth in our Graphic solutions. We continue to execute on our key initiatives of focusing on high-value products targeted at high usage categories and introducing new revenue delivery models.

We continue to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. One set of challenges relates to dynamic market trends, such as forecasted declining PC Client markets and home printing markets. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution in an evolving distribution and reseller landscape, with increasing omnichannel presence.

•	In Personal Systems, we face challenges with industry component availability.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

•
In Printing, we obtain many components from single sources due to technology, availability, price, quality or other considerations. For instance, we source the majority of our A4 and a portion of our A3 portfolio of laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement. We are also seeing increases in commodity costs impacting our bill of materials.

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
To address these challenges, we continue to pursue innovation with a view towards developing new products and services aligned with generating market demand and meeting the needs of our customers and partners. In addition, we continue to work on improving our operations, with a particular focus on enhancing our end-to-end processes, analytics and efficiencies. We also continue to work on optimizing our sales coverage models, align our sales incentives with our strategic goals, improve channel execution, strengthen our capabilities in our areas of strategic focus, and develop and capitalize on market opportunities.
We typically experience higher net revenues in our fourth quarter compared to other quarters in our fiscal year due in part to seasonal holiday demand. Historical seasonal patterns should not be considered reliable indicators of our future net revenues or financial performance.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Our management believes that there have been no significant changes during the three months ended January 31, 2019 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, except as mentioned previously in “Note 1: Basis of Presentation”, we have adopted the new revenue standard in first quarter of fiscal 2019 and the accounting policy is updated.
Revenue Recognition
We recognize revenue depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which we are expected to be entitled in exchange for those goods or services. We evaluate customers’ ability to pay based on various factors like historical payment experience, financial metrics and customer credit scores.
We enter into contracts to sell our products and services, and while many of our sales contracts contain standard terms and conditions, there are contracts which contain non-standard terms and conditions. Further, many of our arrangements include multiple performance obligations. As a result, significant contract interpretation may be required to determine the appropriate accounting, including the identification of performance obligations considered to be separate units of accounting, the allocation of the transaction price among performance obligations in the arrangement and the timing of transfer of control of promised goods or services for each of those performance obligations.
We evaluate each performance obligation in an arrangement to determine whether it represents a separate unit of accounting. A performance obligation constitutes a separate unit of accounting when the customer can benefit from the goods or services either on its own or together with other resources that are readily available to the customer and the performance obligation is distinct within the context of the contract.
Transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring goods or services to the customer. If the transaction price includes a variable amount, we estimate the amount using either the expected value or most likely amount method. We reduce the transaction price at the time of revenue recognition for customer and distributor programs and incentive offerings, rebates, promotions, other volume-based incentives and expected returns. We use estimates to determine the expected variable consideration for such programs based on historical experience, expected consumer behavior and market conditions.
When a sales arrangement contains multiple performance obligations, such as hardware and/or services, we allocate revenue to each performance obligation in proportion to their selling price. The selling price for each performance obligation is based on its standalone selling price (“SSP”). We establish SSP using the price charged for a performance obligation when sold

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

separately (“observable price”) and, in some instances, using the price established by management having the relevant authority. When observable price is not available, we establish SSP based on management’s judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life-cycle. Consideration is also given to market conditions such as competitor pricing strategies and technology industry life cycles. We may modify or develop new go-to-market practices in the future, which may result in changes in selling prices, impacting standalone selling price determination. In most arrangements with multiple performance obligations, the transaction price is allocated to each performance obligation at the inception of the arrangement based on their relative selling price. However, the aforementioned factors may result in a different SSP determination applying management judgments and estimates. This may change the pattern and timing of revenue recognition for identical arrangements executed in future periods but will not change the total revenue recognized for any given arrangement.
Revenue is recognized when, or as, a performance obligation is satisfied by transferring control of a promised good or service to a customer. We generally invoice the customer upon delivery of the goods or services and the payments are due as per contract terms. For fixed price support or maintenance and other service contracts that are in the nature of stand-ready obligations, payments are generally received in advance from customers and revenue is recognized on a straight-line basis over time for the duration of the contract. In instances when revenue is derived from sales of third-party vendor products or services, we record revenue on a gross basis when we are a principal in the transaction and on a net basis when we are acting as an agent between the customer and the vendor. We consider several factors to determine whether we are acting as a principal or an agent, most notably whether we are the primary obligor to the customer, have established our own pricing and have inventory and credit risks.
Taxes on Earnings
The TCJA made significant changes to the U.S. tax law. The TCJA lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a one-time transition tax on accumulated foreign earnings.
In December 2017, the SEC staff issued SAB No. 118, which allows registrants to record provisional amounts during a one year “measurement period”.
As of January 31, 2019, we completed the accounting for the tax effects of the TCJA with no material changes to the provisional amounts recorded during the measurement period.
In January 2018, the FASB released guidance on the accounting for tax on the Global Minimum Tax provisions of TCJA. The Global Minimum Tax provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to Global Minimum Tax inclusions or to treat any taxes on Global Minimum Tax inclusions as period cost are both acceptable methods subject to an accounting policy election. We have elected to treat the Global Minimum Tax inclusion as period costs.
Prior to the enactment of the TCJA, our effective tax rate included the impact of certain undistributed foreign earnings for which we have not provided U.S. federal taxes because we had planned to reinvest such earnings indefinitely outside the United States. We plan distributions of foreign earnings based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and domestic operations. Based on these assumptions, we estimate the amount we expect to indefinitely invest outside the United States and the amounts we expect to distribute to the United States and provide the U.S. federal taxes due on amounts expected to be distributed to the United States. Further, as a result of certain employment actions and capital investments we have undertaken, income from manufacturing activities in certain jurisdictions is subject to reduced tax rates and, in some cases, is wholly exempt from taxes for fiscal years through 2027.

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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2019		2018
	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$14,710	100.0%	$14,517	100.0%
Cost of revenue	(12,098)	(82.2)%	(11,935)	(82.2)%
Gross profit	2,612	17.8%	2,582	17.8%
Research and development	(344)	(2.3)%	(347)	(2.4)%
Selling, general and administrative	(1,248)	(8.6)%	(1,229)	(8.5)%
Restructuring and other charges	(55)	(0.4)%	(31)	(0.2)%
Acquisition-related charges	(10)	—%	(42)	(0.3)%
Amortization of intangible assets	(29)	(0.2)%	(20)	(0.1)%
Earnings from operations	926	6.3%	913	6.3%
Interest and other, net	(26)	(0.2)%	(8)	(0.1)%
Earnings before taxes	900	6.1%	905	6.2%
(Provision for) benefit from taxes	(97)	(0.6)%	1,033	7.1%
Net earnings	$803	5.5%	$1,938	13.3%
Net Revenue
For the three months ended January 31, 2019, total net revenue increased 1% (increased 2% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 2% to $4.9 billion, while net revenue from international operations increased 3% to $9.8 billion. The increase in net revenue was primarily driven by growth in Notebooks and Printing Hardware, partially offset by decline in Supplies and Desktops, and unfavorable foreign currency impacts.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months ended January 31, 2019, our gross margin remained flat, as compared to the prior-year period, primarily driven by higher pricing in Personal Systems, offset by an increase in commodity and logistics costs in Personal Systems, lower Supplies mix in Printing and unfavorable foreign currency impacts.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense remained flat for the three months ended January 31, 2019, as compared to the prior-year period, and relate to continuing investments in Printing and Personal Systems.
Selling, General and Administrative (“SG&A”)
SG&A expense increased 1.5% for the three months ended January 31, 2019, as compared to the prior-year period, primarily driven by investment in digital infrastructure, partially offset by operating expense management.
Restructuring and other Charges
Restructuring and other charges for the three months ended January 31, 2019 relate primarily to the Fiscal 2017 Plan.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Acquisition-related charges
Acquisition-related charges for the three months ended January 31, 2019 relate primarily to third-party professional and legal fees, and integration-related costs.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended January 31, 2019 relates primarily to intangible assets resulting from the acquisitions of Samsung’s printer business and the Apogee group.
Interest and Other, Net
Interest and other, net expense increased by $18 million for the three months ended January 31, 2019, as compared to the prior-year period, primarily driven by lower market-related retirement credits, partially offset by lower interest expense due to reduction of debt in March 2018.
(Provision for) Benefit from Taxes
Our effective tax rate was 10.8% and (114.1%) for the three months ended January 31, 2019 and 2018, respectively. The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate for the three months ended January 31, 2019 is primarily due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. For the three months ended January 31, 2018 our effective tax rate generally differs from the U.S. federal statutory rate of 23% due to the impact of U.S. tax reform, and favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all foreign earnings because we plan to reinvest some of those earnings indefinitely outside the United States.
During the three months ended January 31, 2019, we recorded $9 million of net tax benefits related to discrete items in the provision for taxes. As discussed in the Note 5, we have completed our analysis of the full impact of TCJA. As of January 31, 2019, we recorded tax benefit of $21 million related to final tax reform adjustments and a tax benefit of $12 million related to restructuring. These benefits were partially offset by uncertain tax position charges of $20 million and other tax charges of $4 million.
During the three months ended January 31, 2018, we recorded $1.1 billion of net tax benefits related to discrete items in the provision for taxes. As of January 31, 2018, we had not yet completed our analysis of the full impact of TCJA however we recorded a provisional tax benefit of $1.1 billion related to $5.5 billion net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, partially offset by $3.2 billion net expense for the repatriation tax payable in installments over eight years and $1.2 billion net expense for remeasurement of our deferred tax assets and liabilities for the revaluation of our deferred assets and liabilities to the new US rate of 21%. This amount also included tax benefits related to audit settlements, acquisition charges and other tax benefits of $32 million, $18 million and $12 million, respectively, offset by uncertain tax position charges of $43 million.
Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.
Realignment
Effective at the beginning of its first quarter of fiscal year 2019, we implemented an organizational change to align our business unit financial reporting more closely with our current business structure. The organizational change resulted in the transfer of certain Samsung-branded product categories from Commercial to Consumer within the Printing segment. We reflected this change to our business unit information in prior reporting periods on an as-if basis. The reporting change had no impact to previously reported segment net revenue, consolidated net revenue, earnings from operations, net earnings or net EPS.

Personal Systems

	Three months ended January 31
	2019	2018	% Change
	Dollars in millions
Net revenue	$9,657	$9,440	2.3%
Earnings from operations	$410	$335	22.4%
Earnings from operations as a % of net revenue	4.2%	3.5%

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31, 2019
	Net Revenue		Weighted Net Revenue Change
	2019	2018
	Dollars in millions		Percentage Points
Notebooks	$5,919	$5,595	3.4
Desktops	2,857	2,955	(1.0)
Workstations	562	543	0.2
Other	319	347	(0.3)
Total Personal Systems	$9,657	$9,440	2.3
Three months ended January 31, 2019 compared with three months ended January 31, 2018
Personal Systems net revenue increased 2.3% (increased 3.5% on a constant currency basis) for the three months ended January 31, 2019 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks and Workstations, partially offset by unfavorable foreign currency impacts and a decline in Desktops due to component availability constraints. The net revenue increase was driven by a 5.5% increase in ASPs, partially offset by a 3.0% decrease in unit volume, as compared to the prior-year period. The increase in ASPs was due to positive mix shifts and higher pricing, partially offset by unfavorable currency impacts. The decrease in unit volume was primarily due to decline in Desktops.
Consumer and Commercial revenue increased 1.3% and 2.8%, respectively, for the three months ended January 31, 2019 as compared to the prior-year period, driven by growth in Notebooks, primarily as a result of higher ASPs.
Net revenue decreased 3.3% in Desktops and increased 5.8% in Notebooks and 3.5% in Workstations as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue increased by 0.7 percentage points for the three months ended January 31, 2019 as compared to the prior-year period. The increase was primarily due to an increase in gross margin and a decrease in operating expenses. The increase in gross margin was primarily due to higher ASPs, partially offset by an increase in commodity and logistics costs. Operating expenses as a percentage of net revenue decreased primarily due to operating expense management.

Printing

	Three months ended January 31
	2019	2018	% Change
	Dollars in millions
Net revenue	$5,056	$5,076	(0.4)%
Earnings from operations	$821	$799	2.8%
Earnings from operations as a % of net revenue	16.2%	15.7%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change
	2019	2018
	Dollars in millions		Percentage Points
Supplies	$3,267	$3,351	(1.7)
Commercial Hardware	1,090	1,037	1.1
Consumer Hardware	699	688	0.2
Total Printing	$5,056	$5,076	(0.4)

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Three months ended January 31, 2019 compared with three months ended January 31, 2018
Printing net revenue decreased 0.4% (decreased 0.7% on a constant currency basis) for the three months ended January 31, 2019 as compared to the prior-year period. The decline in net revenue was primarily driven by Supplies, partially offset by an increase in hardware, services and solutions revenue, and favorable foreign currency impacts. Net revenue for Supplies decreased 2.5% as compared to the prior-year period, primarily due to demand weakness. Printer unit volume increased 2.6% while ASPs decreased 2.7% as compared to the prior-year period. The increase in printer unit volume was primarily driven by unit increases in Consumer and Commercial Hardware. Printer ASPs decreased primarily due to higher discounting.
Net revenue for Commercial Hardware increased by 5.1% as compared to the prior-year period, primarily due to the acquisition of the Apogee group including services and solutions.
Net revenue for Consumer Hardware increased 1.6% as compared to the prior-year period, primarily due to a 2.4% increase in printer unit volume partially offset by 1.2% decrease in ASPs. The unit volume increase was primarily driven by the LaserJet Home business. The decrease in ASPs was primarily driven by mix shift to low-end printers.
Printing earnings from operations as a percentage of net revenue increased by 0.5 percentage points for the three months ended January 31, 2019 as compared to the prior-year period, primarily due to decrease in operating expenses, partially offset by decline in gross margin. The gross margin decrease was primarily driven by lower Supplies mix. Operating expenses as a percentage of net revenue decreased primarily due to operating expense management.
Corporate Investments
The loss from operations in Corporate Investments for the three months ended January 31, 2019 was primarily due to expenses associated with our incubation projects.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, acquisitions, restructuring activities, maturing debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We are able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities made available by various domestic and foreign financial institutions. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K, for the fiscal year ended October 31, 2018 and the market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this report, which are incorporated herein by reference.
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
Amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs and may from time to time be distributed to the United States. The TCJA made significant changes to the U.S. tax law, including a one-time transition tax on accumulated foreign earnings. The payments associated with this one-time transition tax will be paid over eight years beginning in the current fiscal year. We expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. income tax consequences upon a subsequent repatriation to the United States as a result of the transition tax on accumulated foreign earnings. However, a portion of this cash may still be subject to foreign income tax or withholding tax consequences upon repatriation. As we evaluate the future cash needs of our operations, we may revise the amount of foreign earnings considered to be permanently reinvested in our foreign subsidiaries and how to utilize such funds, including reducing our gross debt level, or other uses.
Liquidity
Our key cash flow metrics were as follows:

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Three months ended January 31
	2019	2018
	In millions
Net cash provided by operating activities	$862	$996
Net cash used in investing activities	(318)	(1,723)
Net cash used in financing activities	(2,343)	(795)
Net decrease in cash and cash equivalents	$(1,799)	$(1,522)
Operating Activities
Compared to the corresponding period in fiscal year 2018, net cash provided by operating activities decreased by $134 million for the three months ended January 31, 2019, primarily due to working capital management activities.
Working Capital Metrics
Management utilizes current cash conversion cycle information to manage HP’s working capital levels. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	January 31, 2019	October 31, 2018	Change	January 31, 2018	October 31, 2017	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	31	30	1	27	29	(2)	4
Days of supply in inventory (“DOS”)	42	43	(1)	43	46	(3)	(1)
Days of purchases outstanding in accounts payable (“DPO”)	(108)	(105)	(3)	(97)	(105)	8	(11)
Cash conversion cycle	(35)	(32)	(3)	(27)	(30)	3	(8)
January 31, 2019 as compared to January 31, 2018
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
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The decrease in DOS was primarily due to reduction in inventory driven by reclassification of certain balances to other current assets, pursuant to adoption of the new revenue standard in the first quarter of fiscal 2019.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The increase in DPO was primarily due to higher inventory purchasing volume and negotiated vendor payments.
Investing Activities
Compared to the corresponding period in fiscal year 2018, net cash used in investing activities decreased by $1.4 billion for the three months ended January 31, 2019, primarily due to lower net payments for acquisitions of $0.6 billion, a decrease in collateral related to our derivatives of $0.5 billion and investments classified as available-for-sale investments within Other current assets by $0.4 billion.
Financing Activities
Compared to the corresponding period in fiscal year 2018, net cash used in financing activities increased by $1.5 billion for the three months ended January 31, 2019, primarily due to lower outstanding commercial paper of $0.9 billion, payment of debt of $0.4 billion and a higher share repurchase settlement amount of $0.3 billion.
Capital Resources
Debt Levels

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Outstanding borrowings decreased to $5.0 billion as of January 31, 2019 as compared to $6.0 billion as of October 31, 2018, bearing weighted-average interest rates of 4.7% and 4.3% for January 31, 2019 and October 31, 2018, respectively.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 8, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of January 31, 2019, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, which will be available until March 30, 2023 and is primarily to support the issuance of commercial paper. Funds borrowed under this revolving credit facility may also be used for general corporate purposes.
Available Borrowing Resources
We had the following resources available to obtain short or long-term financing in addition to the commercial paper and revolving credit facilities discussed above:

As of January 31, 2019
In millions
2016 Shelf Registration Statement	Unspecified
Uncommitted lines of credit	$738
For more information on our borrowings, see Note 9, “Borrowings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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

CONTRACTUAL AND OTHER OBLIGATIONS
Retirement and Post-Retirement Benefit Plan Contributions
As of January 31, 2019, we anticipate making contributions for the remainder of fiscal year 2019 of approximately $35 million to our non-U.S. pension plans, $26 million to cover benefit payments to U.S. non-qualified pension plan participants and $4 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Cost Savings Plan
We expect to make future cash payments of approximately $240 million in connection with our cost savings plans. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of January 31, 2019, we had approximately $1.4 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Payment of one-time transition taxes under the TCJA
The TCJA made significant changes to U.S. tax law resulting in a one-time gross transition tax on accumulated foreign earnings of $3.3 billion. We expect the actual cash payments for the tax to be much lower as we expect to reduce the overall liability by more than half once existing and future credits and other balance sheet attributes are used. The payments associated with this one-time transition tax will be paid over eight years beginning in the current fiscal year.

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
We have third-party short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party short-term financing arrangements, see Note 6, “Supplementary Financial Information”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HP, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2018.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 12, “Litigation and Contingencies” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. Other than the risk factor set forth below, there have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
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
Even if we are able to maintain or increase market share for a particular product, its financial performance could decline because the product is in a maturing industry or market segment or contains technology that is becoming obsolete. Financial performance could also decline due to increased competition from other types of products. For example, the refill and remanufactured alternatives for some of our LaserJet toner and InkJet cartridges compete with our Printing Supplies business. Customers are increasingly using online and omnichannel resellers and distributors to purchase our products. These resellers and distributors often sell our products alongside competing products, including low-cost alternatives, or they may highlight the availability of low-cost alternatives. We expect this competition will continue, and it may negatively impact our financial performance, particularly if large commercial customers purchase competing products instead of HP products.

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
Our inventory management is complex, as we continue to sell a significant mix of products through distributors. We must manage both owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing challenges. Our forecasts may not accurately predict demand, and distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance upon indirect distribution methods may reduce our visibility into demand and pricing trends and issues, and therefore make forecasting more difficult. Sales of our products by channel partners to unauthorized resellers could also make our forecasting more difficult and impact pricing in the market. If we have excess or obsolete inventory, we may have to reduce our prices and write down inventory. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
November 2018	8,591	$23.87	8,591	$3,698,146
December 2018	13,082	$22.06	13,082	$3,409,509
January 2019	10,691	$21.15	10,691	$3,183,432
Total	32,364		32,364
On June 19, 2018, HP’s Board of Directors authorized $4.0 billion for future repurchases of its outstanding shares of common stock. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. HP intends to use repurchases from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. All share repurchases settled in the first quarter of fiscal year 2019 were open market transactions. As of January 31, 2019, HP had approximately $3.2 billion remaining under the share repurchase authorizations.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
On March 1, 2019, HP amended its credit facility to remove the limitation on entry into sale and leaseback transactions, effective as of February 1, 2019. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment to the credit facility, which is filed as Exhibit 10(k)(k) hereto.
Disclosure Under Section 13(r) of the Securities Exchange Act of 1934, as amended
Section 13(r) of the Securities Exchange Act of 1934, as amended, requires issuers to disclose certain types of dealings by the issuer or its affiliates relating to Iran or with certain individuals or entities that are subject to sanctions under U.S. law.
HP acquired the Apogee group, a U.K. based office equipment dealer, on November 1, 2018.  During the first quarter of 2019, HP discovered that its newly acquired subsidiary processed two service calls during November 2018, shortly after the acquisition, for toner replacement on behalf of Bank Saderat plc, with which it had a legacy contract. Bank Saderat plc is subject to U.S. sanctions pursuant to Executive Order 13224. The combined total value of the transactions was £85.52 ($112.92). We are unable to accurately calculate the net profit attributable to these transactions. Following HP’s discovery of these transactions and at HP’s direction, Apogee terminated the contract with Bank Saderat plc.  HP has disclosed these transactions to the relevant authorities.
Item 6. Exhibits.
The Exhibit Index beginning on page 58 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HP INC.
/s/ STEVE FIELER
Steve Fieler Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: March 5, 2019

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Tax Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.3	November 5, 2015
2(c)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	February 7, 2019
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-21516	4.2	December 15, 2016
4(c)	Form of Registrant’s 3.750% Global Note due December 1, 2020 and form of related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	December 2, 2010
4(d)	Form of Registrant’s 4.300% Global Note due June 1, 2021 and form of related Officers’ Certificate.	8-K	001-04423	4.5 and 4.6	June 1, 2011
4(e)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(f)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(g)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant’s 2.750% Global Note due January 14, 2019 and Floating Rate Global Note due January 14, 2019 and related Officers’ Certificate.	8-K	001-04423	4.1, 4.2 and 4.3	January 14, 2014
4(i)	Specimen certificate for the Registrant’s common stock.	8-K/A	001-04423	4.1	June 23, 2006
4(j)	First Supplemental Indenture, dated as of March 26, 2018, to the Indenture, dated as of June 1, 2000, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04423	4(j)	June 5, 2018
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Registrant’s 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant’s Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant’s Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(k)	Form of Option Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(1)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-Q	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-Q	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-Q	001-04423	10(e)(e)(e)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	10-Q	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
10(j)(j)
Second Amended and Restated Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.
		10-Q	001-04423	10.(j)(j)	June 5, 2018

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(k)(k)
Amendment No. 1, dated March 1, 2019 to Second Amended and Restated Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, as further Amended and Restated as of March 30, 2018, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.‡

10(l)(l)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(m)(m)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(n)(n)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015
10(o)(o)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(n)(n)	March 3, 2016
10(p)(p)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(o)(o)	March 3, 2016
10(q)(q)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(t)(t)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(u)(u)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(v)(v)	First Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-K	001-04423	10(u)(u)	December 15, 2016
10(w)(w)	Second Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-Q	001-04423	10(v)(v)	March 2, 2017
10(x)(x)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(y)(y)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(z)(z)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(a)(a)(a)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(z)(z)	March 2, 2017
10(b)(b)(b)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017

10(c)(c)(c)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(d)(d)(d)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(e)(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(d)(d)(d)	March 1, 2018
10(f)(f)(f)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(g)(g)(g)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(h)(h)(h)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(i)(i)(i)	Form of Grant Agreement for grants of stock options (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018
10(j)(j)(j)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*‡
10(k)(k)(k)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018). *‡
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡
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