Form 10-Q
period 2019-04-30
HP INC
filed 2019-05-30
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4423
_________________________________________
HP INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1081436
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1501 Page Mill Road, Palo Alto, California	94304
(Address of principal executive offices)	(Zip code)
(650) 857-1501 (Registrant’s telephone number, including area code)
_______________________________________
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPQ	New York Stock Exchange
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
Large accelerated filer ☒ Accelerated filer ☐
Non-accelerated filer  ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company) Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP common stock outstanding as of April 30, 2019 was 1,506,291,734 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended April 30, 2019
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, “company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

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

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2019	2018	2019	2018
	In millions, except per share amounts
Net revenue	$14,036	$14,003	$28,746	$28,520
Costs and expenses:
Cost of revenue	11,307	11,301	23,405	23,236
Research and development	353	356	697	703
Selling, general and administrative	1,339	1,318	2,587	2,547
Restructuring and other charges	69	57	124	88
Acquisition-related charges	11	45	21	87
Amortization of intangible assets	29	20	58	40
Total costs and expenses	13,108	13,097	26,892	26,701
Earnings from operations	928	906	1,854	1,819
Interest and other, net	(45)	(823)	(71)	(831)
Earnings before taxes	883	83	1,783	988
(Provision for) benefit from taxes	(101)	975	(198)	2,008
Net earnings	$782	$1,058	$1,585	$2,996

Net earnings per share:
Basic	$0.51	$0.65	$1.03	$1.83
Diluted	$0.51	$0.64	$1.02	$1.81

Cash dividends declared per share	$—	$—	$0.32	$0.28

Weighted-average shares used to compute net earnings per share:
Basic	1,529	1,630	1,543	1,640
Diluted	1,536	1,646	1,551	1,658
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2019	2018	2019	2018
	In millions
Net earnings	$782	$1,058	$1,585	$2,996
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized losses arising during the period	—	(2)	—	(5)
Losses (gains) reclassified into earnings	3	—	3	(5)
	3	(2)	3	(10)
Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	198	297	91	(254)
Losses (gains) reclassified into earnings	6	276	(173)	346
	204	573	(82)	92
Change in unrealized components of defined benefit plans:
Losses arising during the period	(4)	—	(4)	—
Amortization of actuarial loss and prior service benefit	12	13	23	25
Settlements and other	1	—	(1)	1
	9	13	18	26
Change in cumulative translation adjustment	13	—	8	—
Other comprehensive income (loss) before taxes	229	584	(53)	108
Provision for taxes	(42)	(69)	(2)	(4)
Other comprehensive income (loss), net of taxes	187	515	(55)	104
Comprehensive income	$969	$1,573	$1,530	$3,100
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	April 30, 2019	October 31, 2018
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$3,556	$5,166
Accounts receivable, net	5,414	5,113
Inventory	5,394	6,062
Other current assets	3,921	5,046
Total current assets	18,285	21,387
Property, plant and equipment, net	2,412	2,198
Goodwill	6,349	5,968
Other non-current assets	4,900	5,069
Total assets	$31,946	$34,622
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$290	$1,463
Accounts payable	13,839	14,816
Employee compensation and benefits	826	1,136
Taxes on earnings	206	340
Other accrued liabilities	8,042	7,376
Total current liabilities	23,203	25,131
Long-term debt	4,749	4,524
Other non-current liabilities	5,481	5,606
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,506 and 1,560 shares issued and outstanding at April 30, 2019 and October 31, 2018, respectively)	15	16
Additional paid-in capital	723	663
Accumulated deficit	(1,325)	(473)
Accumulated other comprehensive loss	(900)	(845)
Total stockholders’ deficit	(1,487)	(639)
Total liabilities and stockholders’ deficit	$31,946	$34,622
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six months ended April 30
	2019	2018
	In millions
Cash flows from operating activities:
Net earnings	$1,585	$2,996
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	349	256
Stock-based compensation expense	173	148
Restructuring and other charges	124	88
Deferred taxes on earnings	118	(3,316)
Other, net	113	198
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(103)	38
Inventory	362	450
Accounts payable	(963)	(277)
Taxes on earnings	—	935
Restructuring and other	(79)	(177)
Other assets and liabilities	44	707
Net cash provided by operating activities	1,723	2,046
Cash flows from investing activities:
Investment in property, plant and equipment	(303)	(242)
Proceeds from sale of property, plant and equipment	—	110
Purchases of available-for-sale securities and other investments	(69)	(304)
Maturities and sales of available-for-sale securities and other investments	754	345
Collateral posted for derivative instruments	(32)	(901)
Collateral returned for derivative instruments	32	910
Payment made in connection with business acquisitions, net of cash acquired	(404)	(1,020)
Net cash used in investing activities	(22)	(1,102)
Cash flows from financing activities:
(Payments of) Proceeds from short-term borrowings with original maturities less than 90 days, net	(856)	837
Proceeds from short-term borrowings with original maturities greater than 90 days	—	300
Proceeds from debt, net of issuance costs	64	—
Payment of short-term borrowings with original maturities greater than 90 days	—	(1,087)
Payment of debt	(538)	(2,026)
Stock-based award activities	(76)	2
Repurchase of common stock	(1,411)	(1,263)
Cash dividends paid	(494)	(457)
Net cash used in financing activities	(3,311)	(3,694)
Decrease in cash and cash equivalents	(1,610)	(2,750)
Cash and cash equivalents at beginning of period	5,166	6,997
Cash and cash equivalents at end of period	$3,556	$4,247
Supplemental schedule of non-cash activities:
Purchase of assets under capital leases	$165	$129
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance January 31, 2018	1,641,374	$16	$417	$(1,346)	$(1,829)	$(2,742)
Net earnings				1,058		1,058
Other comprehensive income, net of taxes					515	515
Comprehensive income						1,573
Issuance of common stock in connection with employee stock plans and other	4,527		39			39
Repurchases of common stock	(35,389)		(9)	(789)		(798)
Cash dividends				2		2
Stock-based compensation expense			63			63
Balance April 30, 2018	1,610,512	$16	$510	$(1,075)	$(1,314)	$(1,863)

Balance January 31, 2019	1,539,372	$15	$666	$(1,431)	$(1,087)	$(1,837)
Net earnings				782		782
Other comprehensive income, net of taxes					187	187
Comprehensive income						969
Issuance of common stock in connection with employee stock plans and other	765		5			5
Repurchases of common stock	(33,845)		(14)	(679)		(693)
Cash dividends				3		3
Stock-based compensation expense			66			66
Balance April 30, 2019	1,506,292	$15	$723	$(1,325)	$(900)	$(1,487)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2017	1,649,580	$16	$380	$(2,386)	$(1,418)	$(3,408)
Net earnings				2,996		2,996
Other comprehensive income, net of taxes					104	104
Comprehensive income						3,100
Issuance of common stock in connection with employee stock plans and other	16,681		(4)			(4)
Repurchases of common stock	(55,749)		(14)	(1,228)		(1,242)
Cash dividends				(457)		(457)
Stock-based compensation expense			148			148
Balance April 30, 2018	1,610,512	$16	$510	$(1,075)	$(1,314)	$(1,863)

Balance October 31, 2018	1,560,270	$16	$663	$(473)	$(845)	$(639)
Net earnings				1,585		1,585
Other comprehensive loss, net of taxes					(55)	(55)
Comprehensive income						1,530
Issuance of common stock in connection with employee stock plans and other	12,144		(86)			(86)
Repurchases of common stock	(66,122)	(1)	(27)	(1,381)		(1,409)
Cash dividends				(493)		(493)
Stock-based compensation expense			173			173
Adjustment for adoption of accounting standards (Note 1)				(563)		(563)
Balance April 30, 2019	1,506,292	$15	$723	$(1,325)	$(900)	$(1,487)
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
Recently Adopted Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance, which addresses the improvement of the presentation of net periodic pension and net periodic post-retirement benefit cost. The guidance requires entities to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. Additionally, the guidance requires that companies present the other components of the net periodic benefit cost separately from the line item that includes service cost and any other subtotal of income from operations. The amendments in this guidance are to be applied retrospectively for presentation in the Consolidated Condensed Statements of Earnings. A practical expedient allows companies to use the amount disclosed in its pension and other post-retirement plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. HP adopted this guidance in the first quarter of fiscal year 2019 and elected to use the practical expedient. The adoption of this guidance has no impact on net earnings. The reclassification resulted in an increase in Selling, general and administrative expenses and a reduction in interest and other, net of $58 million and $118 million for the three and six months ended April 30, 2018, respectively.
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
In May 2014, the FASB issued guidance, which amends the existing accounting standards for revenue recognition. The amendments (Topic 606) are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. HP adopted the new revenue standard in the first quarter of fiscal year 2019 using the modified retrospective method applied to contracts that were not completed as of November 1, 2018. HP recognized the net impact of adoption as an increase to accumulated deficit by $212 million, net of tax on November 1, 2018.
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
Fulfillment costs consist of set-up and transition costs related to other service contracts. These costs generate or enhance resources of HP that will be used in satisfying the performance obligation in the future and are capitalized and amortized over the expected period of the benefit, provided such costs are recoverable.
See Note 6, “Supplementary Financial Information” for details on cost to obtain a contract and fulfillment cost, contract liabilities and value of remaining performance obligations.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

Transition disclosure
In accordance with the modified retrospective method transition requirements, HP has presented the financial statement line items impacted and adjusted to compare to presentation under the prior GAAP for the Consolidated Condensed Balance Sheet as of April 30, 2019 and for Consolidated Condensed Statement of Earnings for three months and six months ended April 30, 2019.

	As of April 30, 2019
CONSOLIDATED CONDENSED BALANCE SHEET ITEMS	As Reported	Effect of Adoption	Balances Without Adoption of Topic 606
	In millions
ASSETS
Accounts receivable, net	$5,414	$(168)	$5,246
Inventory	5,394	170	5,564
Other current assets	3,921	(170)	3,751
Other non-current assets	$4,900	$(30)	$4,870
LIABILITIES AND STOCKHOLDERS' DEFICIT
Taxes on earnings	$206	$33	$239
Other accrued liabilities	8,042	(404)	7,638
Accumulated deficit	$(1,325)	$173	$(1,152)

	Three months ended April 30, 2019			Six months ended April 30, 2019
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS ITEMS	As Reported	Effect of Adoption	Balances Without Adoption of Topic 606	As Reported	Effect of Adoption	Balances Without Adoption of Topic 606
	In millions
Net revenue	$14,036	$(12)	$14,024	$28,746	$(48)	$28,698
Earnings from operations	928	(12)	916	1,854	(48)	1,806
Earnings before taxes	883	(12)	871	1,783	(48)	1,735
Provision for taxes	(101)	2	(99)	(198)	9	(189)
Net earnings	$782	$(10)	$772	$1,585	$(39)	$1,546
Opening Balance Sheet Adjustments:
The following table presents the adoption impact of the new accounting standards to HP’s previously reported financial statements:

	As Reported on October 31, 2018	Adjustments under Topic 606	Other (1)	As Restated on November 1, 2018
	In millions
ASSETS
Accounts receivable, net	$5,113	$213	$—	$5,326
Inventory	6,062	(203)	—	5,859
Other current assets	5,046	203	(90)	5,159
Other non-current assets	$5,069	$33	$(263)	$4,839
LIABILITIES AND STOCKHOLDERS' DEFICIT
Taxes on earnings	$340	$(39)	$—	$301
Other accrued liabilities	7,376	497	—	7,873
Accumulated other comprehensive loss	(845)	—	(2)	(847)
Accumulated deficit	$(473)	$(212)	$(351)	$(1,036)
(1)     Other includes $353 million adjustment related to Topic 740.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2018, the FASB issued guidance, which eliminates the stranded tax effects in other comprehensive income resulting from the Tax Cuts and Jobs Act (the “TCJA”). Because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from operations is not affected. HP is required to adopt the guidance in the first quarter of fiscal year 2020. Earlier adoption is permitted. Based on the current assessment, HP expects the adoption of this guidance will have a material impact on its Consolidated Condensed Financial Statements.
In August 2017, the FASB issued guidance, which amends the existing accounting standards for derivatives and hedging. The amendment improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and made certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. HP is required to adopt the guidance in the first quarter of fiscal year 2020. Earlier adoption is permitted. Based on the current assessment, HP expects that the implementation of this guidance will not have a material impact on its Consolidated Condensed Financial Statements.
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
In February 2016, the FASB issued guidance, which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months. HP will adopt this guidance in the first quarter of fiscal year 2020 and will apply the modified retrospective transition option made available in July 2018 by the FASB, whereby comparative periods will not be retrospectively presented in the Consolidated Condensed Financial Statements. HP is in the process of completing the evaluation of the impacts from the new lease accounting standard. Based on the current assessment, HP expects the adoption of this standard to have a material impact on the Consolidated Condensed Balance Sheet.

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
HP’s operations are organized into three reportable segments: Personal Systems, Printing and Corporate Investments. HP’s organizational structure is based on many factors that the chief operating decision maker (“CODM”) uses to evaluate, view and run its business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by HP’s CODM to evaluate segment results. The CODM uses several metrics to evaluate the performance of the overall business, including earnings from operations, and uses these results to allocate resources to each of the segments.
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

•
Office Printing Solutions delivers HP’s office printers, services and solutions to SMBs and large enterprises. It also includes some Samsung-branded and OEM hardware and solutions. HP goes to market through its extensive channel network and directly with HP sales. Ongoing key initiatives include the shift to contractual through our Managed Print Service (“MPS”) and solutions offerings for the A3 copier and multifunction printer market, printer security solutions, PageWide solutions and award-winning JetIntelligence LaserJet products.

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

•
Graphics Solutions delivers large-format, commercial and industrial solutions to print service providers and packaging converters through a wide portfolio of printers and presses (HP DesignJet, HP Latex, HP Stitch, HP Scitex, HP Indigo and HP PageWide Web Presses). Ongoing key initiatives include accelerating transformation of industrial prints from analog to digital.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)

Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	Three months ended April 30		Six months ended April 30
	2019	2018	2019	2018
	In millions
Net Revenue:
Personal Systems	$8,921	$8,762	$18,578	$18,202
Printing	5,116	5,241	10,172	10,317
Corporate Investments	—	1	1	2
Total segments	$14,037	$14,004	$28,751	$28,521
Other	(1)	(1)	(5)	(1)
Total net revenue	$14,036	$14,003	$28,746	$28,520
Earnings before taxes:
Personal Systems	$385	$329	$795	$664
Printing	839	837	1,660	1,636
Corporate Investments	(24)	(21)	(48)	(40)
Total segment earnings from operations	$1,200	$1,145	$2,407	$2,260
Corporate and unallocated costs and other	(97)	(54)	(177)	(78)
Stock-based compensation expense	(66)	(63)	(173)	(148)
Restructuring and other charges	(69)	(57)	(124)	(88)
Acquisition-related charges	(11)	(45)	(21)	(87)
Amortization of intangible assets	(29)	(20)	(58)	(40)
Interest and other, net	(45)	(823)	(71)	(831)
Total earnings before taxes	$883	$83	$1,783	$988
Net revenue by segment and business unit was as follows:

	Three months ended April 30		Six months ended April 30
	2019	2018	2019	2018
	In millions
Notebooks	$5,099	$5,153	$11,018	$10,748
Desktops	2,940	2,752	5,797	5,707
Workstations	569	538	1,131	1,081
Other	313	319	632	666
Personal Systems	8,921	8,762	18,578	18,202
Supplies	3,331	3,434	6,598	6,785
Commercial Hardware	1,179	1,145	2,269	2,182
Consumer Hardware	606	662	1,305	1,350
Printing	5,116	5,241	10,172	10,317
Corporate Investments	—	1	1	2
Total segment net revenue	14,037	14,004	28,751	28,521
Other	(1)	(1)	(5)	(1)
Total net revenue	$14,036	$14,003	$28,746	$28,520

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the six months ended April 30, 2019 and 2018 summarized by plan were as follows:

	Fiscal 2017 Plan
	Severance	Infrastructure and other	Other prior-year plans(1)	Total
	In millions
Accrued balance as of October 31, 2018	$50	$—	$9	$59
Charges	97	19	—	116
Cash payments	(61)	(8)	(3)	(72)
Non-cash and other adjustments	(3)	(11)	—	(14)
Accrued balance as of April 30, 2019	$83	$—	$6	$89
Total costs incurred to date as of April 30, 2019	$350	$100	$1,317	$1,767

Reflected in Consolidated Condensed Balance Sheets
Other accrued liabilities	83	—	5	88
Other non-current liabilities	—	—	1	1

Accrued balance as of October 31, 2017	76	19	13	108
Charges	52	12	—	64
Cash payments	(86)	(31)	(3)	(120)
Non-cash and other adjustments	—	—	1	1
Accrued balance as of April 30, 2018	$42	$—	$11	$53

HP’s restructuring charges for the three months ended April 30, 2019 summarized by the plans outlined below were as follows:

	Fiscal 2017 Plan
	Severance	Infrastructure and other	Other prior-year plans(1)	Total
	In millions
For the three months ended April 30, 2019	$50	$13	$—	$63

(1)	Includes prior-year plans which are considered substantially complete. HP does not expect any further material activity associated with these plans.

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
Other Charges
Other charges include non-recurring costs, including those as a result of Separation, and are distinct from ongoing operational costs. These costs primarily relate to information technology costs such as advisory, consulting and non-recurring labor costs. For the three and six months ended April 30, 2019, HP incurred $6 million and $8 million of other charges, respectively. For the three and six months ended April 30, 2018, HP incurred $11 million and $24 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement (credit) benefit cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2019	2018	2019	2018	2019	2018
	In millions
Service cost	$—	$—	$15	$14	$—	$—
Interest cost	123	113	6	6	4	4
Expected return on plan assets	(146)	(179)	(9)	(10)	(5)	(6)
Amortization and deferrals:
Actuarial loss (gain)	15	16	8	7	(8)	(4)
Prior service benefit	—	—	—	(1)	(3)	(5)
Net periodic (credit) benefit cost	(8)	(50)	20	16	(12)	(11)
Settlement loss	1	—	—	—	—	—
Total periodic (credit) benefit cost	$(7)	$(50)	$20	$16	$(12)	$(11)

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2019	2018	2019	2018	2019	2018
	In millions
Service cost	$—	$—	$29	$28	$—	$—
Interest cost	246	226	12	12	8	8
Expected return on plan assets	(291)	(360)	(19)	(20)	(10)	(12)
Amortization and deferrals:
Actuarial loss (gain)	30	31	16	14	(16)	(8)
Prior service benefit	—	—	(1)	(2)	(6)	(10)
Net periodic (credit) benefit cost	(15)	(103)	37	32	(24)	(22)
Settlement loss	1	1	—	—	—	—
Total periodic (credit) benefit cost	(14)	(102)	37	32	(24)	(22)
Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2019, HP anticipates making contributions of approximately $46 million to its non-U.S. pension plans, approximately $32 million to its U.S. non-qualified plan participants and approximately $6 million to cover benefit claims under HP’s post-retirement benefit plans. During the six months ended April 30, 2019, HP contributed $15 million to its non-U.S. pension plans, paid $17 million to cover benefit payments to U.S. non-qualified plan participants.
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
As of January 31, 2019, HP had completed its accounting for the tax effects of the TCJA with no material changes to the provisional amounts recorded during the measurement period.
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
HP’s effective tax rate was 11.4% and (1,162)% for the three months ended April 30, 2019 and 2018, respectively, and 11.1% and (203)% for the six months ended April 30, 2019 and 2018, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three and six months ended April 30, 2019 is primarily due to favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. For the three and six months ended April 30, 2018 HP’s effective tax rate generally differs from the U.S. federal statutory rate of 23% due to the transitional impacts of U.S. tax reform and resolution of various audits and tax litigation, partially offset by favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
During the three and six months ended April 30, 2019, HP recorded $40 million and $49 million, respectively, of net tax benefits related to discrete items in the provision for taxes. These amounts included tax benefits of $42 million and $48 million related to one-time items for the three and six months ended April 30, 2019, respectively, and $14 million and $26 million related to restructuring charges for the three and six months ended April 30, 2019, respectively. These benefits were partially offset by uncertain tax position charges of $12 million and $32 million for the three and six months ended April 30, 2019, respectively, and other charges of $4 million and $14 million for the three and six months ended April 30, 2019, respectively. The six months ended April 30, 2019 also included a tax benefit of $21 million related to final tax reform adjustments. In addition to the discrete items mentioned above, HP recorded $20 million of excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units for the six months ended April 30, 2019.
During the three and six months ended April 30, 2018, HP recorded $1.1 billion and $2.2 billion, respectively, of net tax benefits related to discrete items in the provision for taxes. As of April 30, 2018, HP had not yet completed its analysis of the full impact of TCJA. However, for the three months ended January 31, 2018, HP recorded a provisional tax benefit of $1.1 billion related to $5.5 billion net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, partially offset by $3.2 billion net expense for the deemed repatriation tax payable in installments over eight years and $1.2 billion net expense for remeasurement of its deferred tax assets and liabilities for the revaluation of its deferred assets and liabilities to the new U.S. statutory tax rate. In addition, for the three months ended April 30, 2018, HP recorded provisional tax expense of $379 million related to remeasurement of its U.S. deferred tax assets that were expected to be realized at a lower rate and a $43 million tax benefit as an adjustment to the provisional deemed repatriation tax amount due to further analysis and additional guidance. This amount also included tax benefits related to audit settlements of $1.4 billion and $1.5 billion for the three and six months ended April 30, 2018, respectively, and loss on extinguishment of debt of $33 million for the three and six months ended April 30, 2018. These tax benefits were offset by uncertain tax position charges of $8 million and $51 million for the three and six months ended April 30, 2018, respectively. During the three and six months ended April 30, 2018, in addition to the discrete items mentioned above, HP recorded excess tax benefits of $6 million and $34 million, respectively, on stock options, restricted stock units and performance-adjusted restricted stock units.
Uncertain Tax Positions
As of April 30, 2019, the amount of gross unrecognized tax benefits was $7.8 billion, of which up to $1.5 billion would affect HP’s effective tax rate if and when realized. There were no material changes to the amount of gross unrecognized tax benefits for the six months ended April 30, 2019. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of April 30, 2019 and 2018, HP had accrued $193 million and $141 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete resolution of certain tax years with various tax authorities within the next 12 months. It is

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 5: Taxes on Earnings (Continued)

also possible that other federal, foreign and state tax issues may be concluded within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $6.4 billion within the next 12 months of which up to $706 million would affect HP’s effective tax rate if and when realized.
HP is subject to income tax in the United States and approximately 60 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The U.S. Internal Revenue Service is conducting an audit of HP’s 2013 through 2016 income tax returns.
Note 6: Supplementary Financial Information
Accounts Receivable, net

	As of
	April 30, 2019	October 31, 2018
	In millions
Accounts receivable	$5,526	$5,242
Allowance for doubtful accounts	(112)	(129)
	$5,414	$5,113
The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Six months ended April 30, 2019
In millions
Balance at beginning of period	$129
Provision for doubtful accounts	24
Deductions, net of recoveries	(41)
Balance at end of period	$112
HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners in order to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of April 30, 2019 and October 31, 2018 were not material. The costs associated with the sales of trade receivables for the three months ended April 30, 2019 and 2018 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended April 30		Six months ended April 30
	2019	2018	2019	2018
	In millions
Balance at beginning of period(1)	$194	$172	$165	$147
Trade receivables sold	2,490	2,434	5,525	5,370
Cash receipts	(2,498)	(2,430)	(5,507)	(5,351)
Foreign currency and other	(4)	(5)	(1)	5
Balance at end of period(1)	$182	$171	$182	$171

(1)	Amounts outstanding from third parties reported in Accounts Receivable, net in the Consolidated Condensed Balance Sheets.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

Inventory

	As of
	April 30, 2019	October 31, 2018
	In millions
Finished goods	$3,544	$4,019
Purchased parts and fabricated assemblies	1,850	2,043
	$5,394	$6,062
Other Current Assets

	As of
	April 30, 2019	October 31, 2018
	In millions
Supplier and other receivables	$1,822	$2,025
Prepaid and other current assets	1,216	1,445
Value-added taxes receivable	866	865
Available-for-sale investments(1)	17	711
	$3,921	$5,046

(1)	See Note 8, “Financial Instruments” for detailed information.
Property, Plant and Equipment, net

	As of
	April 30, 2019	October 31, 2018
	In millions
Land, buildings and leasehold improvements	$1,965	$1,893
Machinery and equipment, including equipment held for lease	4,540	4,216
	6,505	6,109
Accumulated depreciation	(4,093)	(3,911)
	$2,412	$2,198
Other Non-Current Assets

	As of
	April 30, 2019	October 31, 2018
	In millions
Deferred tax assets	$2,288	$2,431
Tax indemnifications receivable	868	953
Intangible assets(1)	701	453
Other(2)	1,043	1,232
	$4,900	$5,069

(1)	See Note 15, “Intangible Assets” for detailed information.

(2)
Includes marketable equity securities and mutual funds classified as available-for-sale investments of $54 million and $53 million as of April 30, 2019 and October 31, 2018, respectively. See Note 8, “Financial Instruments” for detailed information

Other Accrued Liabilities

	As of
	April 30, 2019	October 31, 2018
	In millions
Sales and marketing programs	$3,104	$2,758
Deferred revenue	1,138	1,095
Other accrued taxes	916	982
Warranty	657	673
Other	2,227	1,868
	$8,042	$7,376

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

Other Non-Current Liabilities

	As of
	April 30, 2019	October 31, 2018
	In millions
Tax liability	$1,978	$2,063
Pension, post-retirement, and post-employment liabilities	1,586	1,645
Deferred revenue	1,026	1,005
Deferred tax liability	52	100
Other	839	793
	$5,481	$5,606
Interest and Other, net

	Three months ended April 30		Six months ended April 30
	2019	2018	2019	2018
	In millions
Tax indemnifications(1)	$5	$(671)	$15	$(673)
Loss on extinguishment of debt	—	(126)	—	(126)
Interest expense on borrowings	(61)	(88)	(125)	(175)
Other, net	11	62	39	143
	$(45)	$(823)	$(71)	$(831)

(1)
For the three and six months ended April 30, 2018, includes an adjustment of $671 million of indemnification receivable, pursuant to resolution of various income tax audit settlements. See Note 13, “Guarantees, Indemnifications and Warranties” for further information.

Net revenue by region

	Three months ended April 30		Six months ended April 30
	2019	2018	2019	2018
	In millions
Americas	$5,785	$5,929	$11,817	$12,164
Europe, Middle East and Africa	5,110	5,139	10,468	10,360
Asia-Pacific and Japan	3,141	2,935	6,461	5,996
Total net revenue	$14,036	$14,003	$28,746	$28,520
Value of Remaining Performance Obligations
As of April 30, 2019, the estimated value of transaction price allocated to remaining performance obligations was $4.4 billion. HP expects to recognize approximately $1.8 billion of the unearned amount in next 12 months and $2.6 billion thereafter.
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
Costs of Obtaining Contracts
As of April 30, 2019, deferred contract fulfillment and acquisition costs balances were $40 million and $35 million, included in Other Current Assets and Other Non-Current Assets, respectively, in the Consolidated Condensed Balance Sheet. During the six months ended April 30, 2019, the Company amortized $43 million of these costs.
Contract Liabilities

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

As of April 30, 2019 and October 31, 2018, HP’s contract liabilities balances were $2.0 billion and $1.9 billion, included in Other Current Liabilities and Other Non-Current Liabilities, respectively, in the Consolidated Condensed Balance Sheet.
The increase in the contract liabilities balance for the six months ended April 30, 2019 is primarily driven by sales of fixed price support and maintenance services, partially offset by $526 million of revenue recognized that were included in the opening contract liabilities balance as of November 1, 2018.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2019				As of October 31, 2018
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$1,272	$—	$1,272	$—	$1,620	$—	$1,620
Financial institution instruments	—	—	—	—	—	9	—	9
Government debt(1)	1,231	9	—	1,240	2,217	150	—	2,367
Available-for-Sale Investments:
Corporate debt	—	12	—	12	—	366	—	366
Financial institution instruments	—	—	—	—	—	32	—	32
Government debt(1)	—	5	—	5	—	313	—	313
Mutual funds	48	—	—	48	47	—	—	47
Marketable equity securities	6	—	—	6	6	—	—	6
Derivative Instruments:
Foreign currency contracts	—	429	—	429	—	508	7	515
Other derivatives	—	2	—	2	—	—	—	—
Total Assets	$1,285	$1,729	$—	$3,014	$2,270	$2,998	$7	$5,275
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$8	$—	$8	$—	$23	$—	$23
Foreign currency contracts	—	146	—	146	—	164	—	164
Other derivatives	—	—	—	—	—	8	—	8
Total Liabilities	$—	$154	$—	$154	$—	$195	$—	$195

(1)
Government debt includes instruments such as U.S. treasury notes, U.S agency securities and non-U.S. government bonds. Money market funds invested in government debt and traded in active markets are included in Level 1.

There were no transfers between levels within the fair value hierarchy during the six months ended April 30, 2019.

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
Derivative Instruments: From time to time, HP uses forward contracts, interest rate and total return swaps and, in the past, option contracts to hedge certain foreign currency interest rate and return on certain investment exposures. HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign exchange rates, and forward and spot prices for currencies and interest rates. See Note 8, “Financial Instruments” for a further discussion of HP’s use of derivative instruments.
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $5.2 billion as of April 30, 2019, compared to its carrying amount of $5.0 billion at that date. The fair value of HP’s short- and long-term debt was $6.0 billion as of October 31, 2018, compared to its carrying value of $6.0 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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
Non-Marketable Equity Investments and Non-Financial Assets: HP’s non-marketable equity investments are measured at cost less impairment, adjusted for observable price changes. HP’s non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Consolidated Condensed Balance Sheets these would generally be classified within Level 3 of the fair value hierarchy.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of April 30, 2019				As of October 31, 2018
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$1,272	$—	$—	$1,272	$1,620	$—	$—	$1,620
Financial institution instruments	—	—	—	—	9	—	—	9
Government debt	1,240	—	—	1,240	2,367	—	—	2,367
Total cash equivalents	2,512	—	—	2,512	3,996	—	—	3,996
Available-for-Sale Investments:
Corporate debt(1)	12	—	—	12	368	—	(2)	366
Financial institution instruments(1)	—	—	—	—	32	—	—	32
Government debt(1)	5	—	—	5	314	—	(1)	313
Marketable equity securities	4	2	—	6	4	2	—	6
Mutual funds	39	9	—	48	38	9	—	47
Total available-for-sale investments	60	11	—	71	756	11	(3)	764
Total cash equivalents and available-for-sale investments	$2,572	$11	$—	$2,583	$4,752	$11	$(3)	$4,760

(1)
HP classifies its marketable debt securities as available-for-sale investments within Other current assets on the Consolidated Condensed Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of April 30, 2019 and October 31, 2018, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of April 30, 2019
	Amortized Cost	Fair Value
	In millions
Due in one year or less	$17	$17
Equity securities in privately held companies are included in Other non-current assets on the Consolidated Condensed Balance Sheets. These amounted to $49 million and $36 million as of April 30, 2019 and October 31, 2018, respectively.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $56 million and $68 million as of April 30, 2019 and as of October 31, 2018, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of April 30, 2019 and October 31, 2018.
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
Cash Flow Hedges
HP uses forward contracts and at times, option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of revenue, operating expenses, and intercompany loans denominated in currencies other than the U.S. dollar. HP’s foreign currency cash flow hedges mature predominantly within twelve months. However, hedges related to longer-term procurement arrangements extend several years and forward contracts associated with intercompany loans extend for the duration of the loan term, which typically range from two to five years.
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
As of April 30, 2019 and 2018, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges. Hedge ineffectiveness for fair value and cash flow hedges recognized in earnings were not material for the three and six months ended April 30, 2019 and 2018.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

	As of April 30, 2019					As of October 31, 2018
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$—	$8	$1,000	$—	$—	$—	$23

Cash flow hedges:
Foreign currency contracts	16,182	283	129	99	42	17,147	386	107	86	52
Total derivatives designated as hedging instruments	16,932	283	129	99	50	18,147	386	107	86	75
Derivatives not designated as hedging instruments
Foreign currency contracts	5,764	17	—	5	—	5,437	22	—	26	—
Other derivatives	127	2	—	—	—	122	—	—	8	—
Total derivatives not designated as hedging instruments	5,891	19	—	5	—	5,559	22	—	34	—
Total derivatives	$22,823	$302	$129	$104	$50	$23,706	$408	$107	$120	$75

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of April 30, 2019 and October 31, 2018, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
				Gross Amounts Not Offset
	Gross Amount Recognized (i)	Gross Amount Offset (ii)	Net Amount Presented (iii) = (i)–(ii)	Derivatives (iv)	Financial Collateral (v)		Net Amount (vi) = (iii)–(iv)–(v)
	In millions
As of April 30, 2019
Derivative assets	$431	$—	$431	$97	$312	(1)	$22
Derivative liabilities	$154	$—	$154	$97	$52	(2)	$5
As of October 31, 2018
Derivative assets	$515	$—	$515	$112	$299	(1)	$104
Derivative liabilities	$195	$—	$195	$112	$69	(2)	$14

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

Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
Interest rate swaps agreements are designated as hedge relationships with gains or losses on the derivative recognized in interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gain on interest rate swap agreements recognized in earnings was $4 million for the three months ended April 30, 2019 and $29 million for the three months ended April 30, 2018. Gain on interest rate swap agreements recognized in earnings was $16 million for the six months ended April 30, 2019 and loss of $11 million for the six months ended April 30, 2018. Gains and losses are fully offset by changes in the fair value of the debt being hedged.
The pre-tax effect of derivative instruments in cash flow hedging relationships for the three and six months ended April 30, 2019 was as follows:

	Gain Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		(Loss) Gain Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2019	Six months ended April 30, 2019	Location	Three months ended April 30, 2019	Six months ended April 30, 2019
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$198	$91	Net revenue	$—	$191
			Cost of revenue	(6)	(16)
			Operating expenses	—	(2)
Total	$198	$91		$(6)	$173

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three and six months ended April 30, 2018 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		(Loss) Gain Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended April 30, 2018	Six months ended April 30, 2018	Location	Three months ended April 30, 2018	Six months ended April 30, 2018
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$297	$(254)	Net revenue	$(277)	$(329)
			Cost of revenue	—	(18)
			Operating expenses	1	1
Total	$297	$(254)		$(276)	$(346)
As of April 30, 2019, HP expects to reclassify an estimated accumulated other comprehensive gain of $141 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in accumulated OCI based on the change of market rate, and therefore could have a different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and Other, net in the Consolidated Condensed Statements of Earnings for the three and six months ended April 30, 2019 and 2018 was as follows:

	Three months ended April 30		Six months ended April 30
	2019	2018	2019	2018
	In millions
Foreign currency contracts	$(18)	$8	$(58)	$(9)
Other derivatives	5	(2)	19	—
Total	$(13)	$6	$(39)	$(9)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)

Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of April 30, 2019		As of October 31, 2018
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Commercial paper	$—	—%	$854	2.5%
Current portion of long-term debt	252	3.7%	565	3.1%
Notes payable to banks, lines of credit and other	38	1.9%	44	1.7%
	$290		$1,463
Long-Term Debt

	As of
	April 30, 2019	October 31, 2018
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	$648	$648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	667	667
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	538	538
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	695	694
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	—	102
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	—	300
	4,246	4,647
Other, including capital lease obligations, at 0.51%-8.47%, due in calendar years 2019-2029	782	487
Fair value adjustment related to hedged debt	(11)	(28)
Unamortized debt issuance cost	(16)	(17)
Current portion of long-term debt	(252)	(565)
Total long-term debt	$4,749	$4,524

(1)	HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.
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
Commercial Paper
As of April 30, 2019, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Borrowings (Continued)

Credit Facility
As of April 30, 2019, HP maintained a $4.0 billion, senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until March 30, 2023. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on HP’s external credit ratings. As of April 30, 2019, HP was in compliance with the financial covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of April 30, 2019, HP and its subsidiaries had available borrowing resources of $730 million from uncommitted lines of credit in addition to the commercial paper and revolving credit facility discussed above.

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three and six months ended April 30, 2019, HP executed share repurchases of 34 million shares and 66 million shares and settled total shares for $0.7 billion and $1.4 billion, respectively. During the three and six months ended April 30, 2018, HP executed share repurchases of 35 million shares and 56 million shares and settled total shares for $0.8 billion and $1.3 billion, respectively.
The shares repurchased during the six months ended April 30, 2019 and 2018 were all open market repurchase transactions. On June 19, 2018, HP’s Board of Directors authorized an additional $4.0 billion for future repurchases of its outstanding shares of common stock. As of April 30, 2019, HP had approximately $2.5 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)

Tax effects related to Other Comprehensive Income (Loss)

	Three months ended April 30		Six months ended April 30
	2019	2018	2019	2018
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax benefit on unrealized losses arising during the period	$—	$—	$—	$1
	—	—	—	1
Tax effect on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(36)	(37)	(16)	33
Tax (benefit) provision on losses (gains) reclassified into earnings	(2)	(29)	20	(32)
	(38)	(66)	4	1
Tax effect on change in unrealized components of defined benefit plans:
Tax benefit on losses arising during the period	1	—	1	—
Tax provision on amortization of actuarial loss and prior service benefit	(3)	(3)	(6)	(6)
Tax benefit on settlements and other	—	—	1	—
	(2)	(3)	(4)	(6)
Tax effect on change in cumulative translation adjustment	(2)	—	(2)	—
Tax provision on other comprehensive income (loss)	$(42)	$(69)	$(2)	$(4)
Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended April 30		Six months ended April 30
	2019	2018	2019	2018
	In millions
Other comprehensive income (loss), net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized losses arising during the period	$—	$(2)	$—	$(4)
Losses (gains) reclassified into earnings	3	—	3	(5)
	3	(2)	3	(9)
Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	162	260	75	(221)
Losses (gains) reclassified into earnings	4	247	(153)	314
	166	507	(78)	93
Change in unrealized components of defined benefit plans:
Losses arising during the period	(3)	—	(3)	—
Amortization of actuarial loss and prior service benefit(1)	9	10	17	19
Settlements and other	1	—	—	1
	7	10	14	20
Change in cumulative translation adjustment	11	—	6	—
Other comprehensive income (loss), net of taxes	$187	$515	$(55)	$104

(1)	These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)

The components of accumulated other comprehensive income (loss), net of taxes and changes were as follows:

	Six months ended April 30, 2019
	Net unrealized gains on available-for-sale debt securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$5	$291	$(1,141)	$—	$(845)
Other comprehensive income (loss) before reclassifications	—	75	(3)	(5)	67
Reclassifications of losses (gains) into earnings	3	(153)	17	11	(122)
Balance at end of period	$8	$213	$(1,127)	$6	$(900)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended April 30		Six months ended April 30
	2019	2018	2019	2018
	In millions, except per share amounts
Numerator:
Net earnings	$782	$1,058	$1,585	$2,996
Denominator:
Weighted-average shares used to compute basic net EPS	1,529	1,630	1,543	1,640
Dilutive effect of employee stock plans	7	16	8	18
Weighted-average shares used to compute diluted net EPS	1,536	1,646	1,551	1,658
Net earnings per share:
Basic	$0.51	$0.65	$1.03	$1.83
Diluted	$0.51	$0.64	$1.02	$1.81
Anti-dilutive weighted-average stock-based compensation awards(1)	8	—	6	—

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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of April 30, 2019, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
Hewlett-Packard Company v. Oracle Corporation.  On June 15, 2011, HP filed suit against Oracle Corporation (“Oracle”) in California Superior Court in Santa Clara County in connection with Oracle’s March 2011 announcement that it was discontinuing software support for HP’s Itanium-based line of mission-critical servers. HP asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases. HP prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP’s Itanium-based servers for as long as HP decided to sell such servers. The second phase of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP’s damages claim infringed on Oracle’s First Amendment rights. On August 27, 2015, the California Court of Appeals rejected Oracle’s appeal. The matter was remanded to the trial court for the second phase of the trial, which began on May 23, 2016 and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP, awarding HP approximately $3.0 billion in damages, which included approximately $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for HP for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. Oracle’s opening brief was filed on March 7, 2019. HP’s respondent’s/cross-opening brief is due 75 days after Oracle’s brief unless an extension of time is granted; Oracle’s reply/cross-respondent’s brief is due 75 days after HP’s respondent’s/cross-opening brief is filed; and HP’s cross-reply brief is due 50 days after Oracle’s reply/cross-respondent’s brief is filed.  The Court of Appeal will schedule oral argument after the case is fully briefed. HP expects that the appeals process could take several years to complete. Litigation is unpredictable, and there can be no assurance that HP will recover damages, or that any award of damages will be for the amount awarded by the jury’s verdict. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the Separation.
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs originally sought to certify a nationwide collective class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a workforce reduction (“WFR”) plan on or after May 23, 2012 and who were 40 years of age or older. Plaintiffs also originally sought to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after May 23, 2012. Following a partial motion to dismiss, a motion to strike and a motion to compel arbitration that the defendants filed in November 2016, the plaintiffs amended their complaint.  New plaintiffs were added, but the plaintiffs agreed that the class period for the putative nationwide ADEA collective action should be shortened and now starts, at the earliest, on December 9, 2014. The plaintiffs also agreed that the class period for the putative California state law class action should be shortened and now starts on August 18, 2012. On January 30, 2017, the defendants filed another partial motion to dismiss and motions to compel arbitration as to several of the plaintiffs. On March 20, 2017, the defendants filed additional motions to compel arbitration as to a number of the opt-in plaintiffs. On September 20, 2017, the Court granted the motions to compel arbitration as to the plaintiffs and opt-ins who

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)

signed WFR release agreements, denied the pending motion to dismiss without prejudice, stayed the action and administratively closed the case pending the completion of the compelled arbitrations. On November 30, 2017, three named plaintiffs and twelve opt-in plaintiffs filed a single arbitration demand.  An additional arbitration claimant was added later by stipulation. On December 22, 2017, the defendants filed a motion to: (1) stay the claims of individuals not subject to arbitration and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand.  On February 6, 2018, the Court granted the motion to stay and denied the motion to enjoin. Pre-arbitration mediation proceedings took place on October 4 and 5, 2018, and the claims of all 16 arbitration claimants were resolved. Between November 2018 and April 2019, an additional 154 individuals filed consents to opt‐in to the action as party‐plaintiffs. Of the new opt-ins, 143 signed separation agreements that include class waivers and mandatory arbitration provisions. The addition of these opt-ins brings the total number of named and opt-in plaintiffs to 193. The stay of the litigation remains in place.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)

Class Actions re Authentication of Supplies. Five purported consumer class actions were filed against HP, arising out of the supplies authentication protocol in certain OfficeJet printers.  This authentication protocol rejects some third-party ink cartridges that use non-HP security chips.  Two of the cases were dismissed, and the remaining cases were consolidated in the United States District Court for the Northern District of California, captioned In re HP Printer Firmware Update Litigation. The remaining plaintiffs’ consolidated amended complaint was filed on February 15, 2018, alleging eleven causes of action: (1) unfair and unlawful business practices in violation of the Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.; (2) fraudulent business practices in violation of the Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.; (3) violations of the False Advertising Law, Cal. Bus. & Prof. Code § 17500, et seq.; (4) violations of the Consumer Legal Remedies Act, Cal. Civ. Code § 1750, et seq.; (5) violations of the Texas Deceptive Trade Practices ‒ Consumer Protection Act, Tex. Bus. & Com. Code Ann. § 17.01, et seq.; (6) violations of the Washington Consumer Protection Act, Wash. Rev. Code Ann. § 19.86.010, et seq.; (7) violations of the New Jersey Consumer Fraud Act, New Jersey Statutes Ann. 56:8-1, et seq.; (8) violations of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030, et seq.; (9) violations of the California Computer Data Access and Fraud Act, Cal. Penal Code § 502; (10) Trespass to Chattels; and (11) Tortious Interference with Contractual Relations and/or Prospective Economic Advantage. On February 7, 2018, the plaintiffs moved to certify an injunctive relief class of “[a]ll persons in California who own a Class Printer” under the “unfair” prong of the California unfair competition statute and a class of “[a]ll persons in the United States who purchased a Class Printer and experienced a print failure while using a non-HP aftermarket cartridge during the period between March 1, 2015 and December 31, 2017” under the Computer Fraud and Abuse Act and common law trespass to chattels. On March 29, 2018, the court granted in part and denied in part HP’s motion to dismiss. The court dismissed the plaintiffs’ claim under the “unfair” prong of the California unfair competition statute, claims under the non-California consumer protection statutes, and claim for tortious interference with contractual relations and/or prospective economic advantage. The court also dismissed in part the plaintiffs’ fraud-based claims under the California consumer protection statutes and computer hacking claims under the Computer Fraud and Abuse Act and California Computer Data Access and Fraud Act. The court denied HP’s motion to dismiss with respect to the plaintiffs’ claim for trespass to chattels and claim under the “unlawful” prong of the California unfair competition statute. The court granted the plaintiffs leave to amend on all of the dismissed claims, except the California Computer Data Access and Fraud Act claim to the extent it was based on two specific subsections of that statute. On September 18, 2018, the parties entered into a Settlement Agreement and Release pursuant to which the plaintiffs agreed to dismiss all claims against HP in exchange for a $1.5 million payment to the class and an agreement that HP would not reinstall the authentication protocol on the printers at issue.   The plaintiffs filed a motion for preliminary approval of the settlement, which was granted by the court on November 19, 2018.  Notice of the settlement was given to the class beginning on January 7, 2019, and the period for individuals to opt out of or object to the settlement ended in March 2019.  The court granted final approval of the class settlement on April 25, 2019.  The court did not rule on plaintiffs’ motion for attorneys’ fees and expenses at that time but instead ordered plaintiffs to submit additional evidence in support of their motion.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)

Autonomy Corporation Limited v. Michael Lynch and Sushovan Hussain. On April 17, 2015, four former-HP subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain. The Particulars of Claim seek damages in excess of $5 billion from Messrs. Lynch and Hussain for breach of their fiduciary duties by causing Autonomy group companies to engage in improper transactions and accounting practices. On October 1, 2015, Messrs. Lynch and Hussain filed their defenses. Mr. Lynch also filed a counterclaim against Autonomy Corporation Limited seeking $160 million in damages, among other things, for alleged misstatements regarding Lynch. The Hewlett Packard Enterprise subsidiary claimants filed their replies to the defenses and the asserted counter-claim on March 11, 2016. Trial began on March 25, 2019 and is scheduled to continue through the remainder of 2019.
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
HP records tax indemnification receivables from various third parties for certain tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by those same third parties under existing legal agreements. HP records a tax indemnification payable to various third parties under these agreements when management believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. The actual amount that the parties pay or may be obligated to pay could vary depending on the outcome of certain unresolved tax matters and determination of such obligation under the terms of such legal agreements, which may not be resolved for several years. The net receivable as of April 30, 2019 and October 31, 2018 were $0.9 billion and $1.0 billion, respectively.
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
HP’s aggregate product warranty liabilities and changes were as follows:

Six months ended April 30, 2019
In millions
Balance at beginning of period	$915
Accruals for warranties issued	519
Adjustments related to pre-existing warranties (including changes in estimates)	(1)
Settlements made (in cash or in kind)	(524)
Balance at end of period	$909

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

In millions
Goodwill	$375
Amortizable intangible assets	300
Net liabilities assumed	(186)
Total fair value of consideration	$489

Note 15: Intangible Assets
HP’s intangible assets were composed of:

	As of April 30, 2019			As of October 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$391	$105	$286	$112	$88	$24
Technology, patents and trade name	628	213	415	601	172	429
Total intangible assets	$1,019	$318	$701	$713	$260	$453
During the six months ended April 30, 2019, the increase in gross intangible assets was primarily due to intangible assets resulting from the acquisition of the Apogee group, which are based on preliminary fair value estimates of the assets acquired.
The weighted-average useful lives of intangible assets acquired during the period are as follows:

Weighted-Average Useful Life
Customer contracts, customer lists and distribution agreements	9
Technology, patents and trade name	7
As of April 30, 2019, estimated future amortization expense related to intangible assets was as follows:

Fiscal year	In millions
Remainder of 2019	$57
2020	115
2021	114
2022	114
2023	113
Thereafter	188
Total	$701

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

•
Results of Operations.  An analysis of our operations financial results comparing the three and six months ended April 30, 2019 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Our management believes that there have been no significant changes during the six months ended April 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, except as mentioned previously in “Note 1: Basis of Presentation”, we have adopted the new revenue standard in first quarter of fiscal 2019 and the accounting policy is updated.
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
In December 2017, the SEC staff issued SAB No. 118, which allows registrants to record provisional amounts during a one year “measurement period”. In January 2019, we completed our accounting for the tax effects of the TCJA with no material changes to the provisional amounts recorded during the measurement period.
In January 2018, the FASB released guidance on the accounting for tax on the Global Minimum Tax provisions of TCJA. The Global Minimum Tax provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to Global Minimum Tax inclusions or to treat any taxes on Global Minimum Tax inclusions as period cost are both acceptable methods subject to an accounting policy election. We have elected to treat the Global Minimum Tax inclusions as period costs.
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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2019		2018		2019		2018
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$14,036	100.0%	$14,003	100.0%	$28,746	100.0%	$28,520	100.0%
Cost of revenue	(11,307)	(80.6)%	(11,301)	(80.7)%	(23,405)	(81.4)%	(23,236)	(81.5)%
Gross profit	2,729	19.4%	2,702	19.3%	5,341	18.6%	5,284	18.5%
Research and development	(353)	(2.5)%	(356)	(2.5)%	(697)	(2.4)%	(703)	(2.5)%
Selling, general and administrative	(1,339)	(9.5)%	(1,318)	(9.5)%	(2,587)	(9.0)%	(2,547)	(8.9)%
Restructuring and other charges	(69)	(0.5)%	(57)	(0.4)%	(124)	(0.5)%	(88)	(0.3)%
Acquisition-related charges	(11)	(0.1)%	(45)	(0.3)%	(21)	(0.1)%	(87)	(0.3)%
Amortization of intangible assets	(29)	(0.2)%	(20)	(0.1)%	(58)	(0.2)%	(40)	(0.1)%
Earnings from operations	928	6.6%	906	6.5%	1,854	6.4%	1,819	6.4%
Interest and other, net	(45)	(0.3)%	(823)	(5.9)%	(71)	(0.2)%	(831)	(2.9)%
Earnings before taxes	883	6.3%	83	0.6%	1,783	6.2%	988	3.5%
(Provision for) benefit from taxes	(101)	(0.7)%	975	7.0%	(198)	(0.7)%	2,008	7.0%
Net earnings	$782	5.6%	$1,058	7.6%	$1,585	5.5%	$2,996	10.5%
Net Revenue
For the three months ended April 30, 2019, total net revenue remained flat (increased 2% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 1% to $4.6 billion, while net revenue from international operations increased 1% to $9.4 billion. The increase in net revenue was primarily driven by growth in Desktops, Notebooks and Commercial Printing Hardware, partially offset by unfavorable foreign currency impacts and a decline in Supplies.
For the six months ended April 30, 2019, total net revenue increased 1% (increased 2% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 1% to $9.5 billion, while net revenue from international operations increased 2% to $19.2 billion. The increase in net revenue was primarily driven by growth in Notebooks, Desktops and Consumer Printing Hardware, partially offset by unfavorable foreign currency impacts and decline in Supplies.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months ended April 30, 2019, our gross margin increased by 0.1 percentage point as compared to the prior-year period. For the six months ended April 30, 2019, our gross margin increased by 0.1 percentage point as compared to the prior-year period. The increase is primarily driven by higher rate in Personal Systems due to lower supply chain costs, partially offset by unfavorable segment mix.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense remained flat for the three and six months ended April 30, 2019, as compared to the prior-year period, and relate to continuing investments in key growth initiatives in both Printing and Personal Systems.
Selling, General and Administrative (“SG&A”)

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

SG&A expense increased 1.6% for the three and six months ended April 30, 2019, as compared to the prior-year period, primarily driven by investment in digital infrastructure, partially offset by operating expense spend favorability.
Restructuring and Other Charges
Restructuring and other charges for the three and six months ended April 30, 2019 relate primarily to the Fiscal 2017 Plan.
Acquisition-Related Charges
Acquisition-related charges for the three and six months ended April 30, 2019 relate primarily to third-party professional and legal fees, and integration-related costs.
Amortization of Intangible Assets
Amortization of intangible assets for the three and six months ended April 30, 2019 relate primarily to intangible assets resulting from the acquisitions of Samsung’s printer business and the Apogee group.
Interest and Other, Net
Interest and other, net expense decreased by $778 million and $760 million for the three and six months ended April 30, 2019, respectively, as compared to the prior-year period, as Interest and other, net expense for the three and six months ended April 30, 2018 included reversal of indemnification receivables from Hewlett Packard Enterprise pertaining to various audit settlements, and loss on extinguishment of debt.
(Provision for) Benefit from Taxes
Our effective tax rate was 11.4% and (1,162%) for the three months ended April 30, 2019 and 2018, respectively, and 11.1% and (203%) for the six months ended April 30, 2019 and 2018, respectively. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and six months ended April 30, 2019 is primarily due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. For the three and six months ended April 30, 2018 our effective tax rate generally differs from the U.S. federal statutory blended rate of 23% due to transitional impacts of U.S. tax reform and resolution of various audits and tax litigation, partially offset by favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world.
During the three and six months ended April 30, 2019, we recorded $40 million and $49 million, respectively, of net income tax benefits related to discrete items in the provision for taxes. These amounts included tax benefits of $42 million and $48 million related to one-time items for the three and six months ended April 30, 2019, respectively, and $14 million and $26 million related to restructuring charges for the three and six months ended April 30, 2019, respectively. These benefits were partially offset by uncertain tax position charges of $12 million and $32 million for the three and six months ended April 30, 2019, respectively and other charges of $4 million and $14 million for the three and six months ended April 30, 2019, respectively. The six months ended April 30, 2019 also included a tax benefit of $21 million related to final tax reform adjustments. In addition to the discrete items mentioned above, we recorded $20 million of excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units for the six months ended April 30, 2019.
During the three and six months ended April 30, 2018, we recorded $1.1 billion and $2.2 billion, respectively, of net tax benefits related to discrete items in the provision for taxes. As of April 30, 2018, we had not yet completed our analysis of the full impact of TCJA. However, for the three months ended January 31, 2018, we recorded a provisional tax benefit of $1.1 billion related to $5.5 billion net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, partially offset by $3.2 billion net expense for the deemed repatriation tax payable in installments over eight years and $1.2 billion net expense for remeasurement of our deferred tax assets and liabilities to the new U.S. statutory tax rate. In addition, for the three months ended April 30, 2018, we recorded provisional tax expense of $379 million related to remeasurement of our U.S. deferred taxes that were expected to be realized at a lower rate and a $43 million tax benefit as an adjustment to the provisional deemed repatriation tax amount due to further analysis and additional guidance. This amount also included tax benefits related to audit settlements of $1.4 billion and $1.5 billion for the three and six months ended April 30, 2018, respectively, and loss on extinguishment of debt of $33 million for the three and six months ended April 30, 2018. These tax benefits were offset by uncertain tax position charges of $8 million and $51 million for the three and six months ended April 30, 2018, respectively. During the three and six months ended April 30, 2018, in addition to the discrete items mentioned above, we recorded excess tax benefits of $6 million and $34 million, respectively, on stock options, restricted stock units and performance-adjusted restricted stock units.
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

Personal Systems

	Three months ended April 30			Six months ended April 30
	2019	2018	% Change	2019	2018	% Change
	Dollars in millions
Net revenue	$8,921	$8,762	1.8%	$18,578	$18,202	2.1%
Earnings from operations	$385	$329	17.0%	$795	$664	19.7%
Earnings from operations as a % of net revenue	4.3%	3.8%		4.3%	3.6%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue		Weighted Net Revenue Change	Net Revenue		Weighted Net Revenue Change
	2019	2018		2019	2018
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Notebooks	$5,099	$5,153	(0.6)	$11,018	$10,748	1.5
Desktops	2,940	2,752	2.1	5,797	5,707	0.5
Workstations	569	538	0.4	1,131	1,081	0.3
Other	313	319	(0.1)	632	666	(0.2)
Total Personal Systems	$8,921	$8,762	1.8	$18,578	$18,202	2.1
Three months ended April 30, 2019 compared with three months ended April 30, 2018
Personal Systems net revenue increased 1.8% (increased 4.7% on a constant currency basis) for the three months ended April 30, 2019 as compared to the prior-year period. The net revenue increase was primarily due to growth in Desktops, Notebooks and Workstations, partially offset by unfavorable foreign currency impacts. The net revenue increase was driven by a 3.3% increase in average selling prices (“ASPs”), partially offset by a 1.5% decrease in unit volume, as compared to the prior-year period. The increase in ASPs was due to higher pricing and positive mix shifts, partially offset by unfavorable foreign currency impacts. The decrease in unit volume was primarily due to decline in Consumer units driven by demand weakness, partially offset by an increase in Commercial units. Consequently, Commercial revenue increased 6.7% and Consumer revenue decreased 9.1% for the three months ended April 30, 2019 as compared to the prior-year period.
Net revenue increased 6.8% in Desktops and 5.8% in Workstations and decreased 1.0% in Notebooks as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue increased by 0.5 percentage points for the three months ended April 30, 2019 as compared to the prior-year period. The increase was primarily due to an increase in gross margin, primarily due to higher ASPs and lower supply chain costs.
Six months ended April 30, 2019 compared with six months ended April 30, 2018
Personal Systems net revenue increased 2.1% (increased 4.1% on a constant currency basis) for the six months ended April 30, 2019 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks, Desktops and Workstations, partially offset by unfavorable foreign currency impacts. The net revenue increase was driven by a 4.5% increase in ASPs, partially offset by a 2.3% decrease in unit volume, as compared to the prior-year period. The increase in ASPs was due to positive mix shifts and higher pricing, partially offset by unfavorable foreign currency impacts. The decrease in unit volume was primarily due to decline in Consumer units driven by demand weakness, partially offset by an increase in Commercial units. Consequently, Commercial revenue increased 4.8% and Consumer revenue decreased 3.3% for the six months ended April 30, 2019 as compared to the prior-year period.
Net revenue increased 2.5% in Notebooks, 1.6% in Desktops and 4.6% in Workstations as compared to the prior-year period.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Personal Systems earnings from operations as a percentage of net revenue increased by 0.7 percentage points for the six months ended April 30, 2019 as compared to the prior-year period. The increase was primarily due to an increase in gross margin, primarily due to higher ASPs and lower supply chain costs.

Printing

	Three months ended April 30			Six months ended April 30
	2019	2018	% Change	2019	2018	% Change
	Dollars in millions
Net revenue	$5,116	$5,241	(2.4)%	$10,172	$10,317	(1.4)%
Earnings from operations	$839	$837	0.2%	$1,660	$1,636	1.5%
Earnings from operations as a % of net revenue	16.4%	16.0%		16.3%	15.9%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue			Net Revenue
	2019	2018	Weighted Net Revenue Change	2019	2018	Weighted Net Revenue Change
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$3,331	$3,434	(2.0)	$6,598	$6,785	(1.8)
Commercial Hardware	1,179	1,145	0.7	2,269	2,182	0.8
Consumer Hardware	606	662	(1.1)	1,305	1,350	(0.4)
Total Printing	$5,116	$5,241	(2.4)	$10,172	$10,317	(1.4)
Three months ended April 30, 2019 compared with three months ended April 30, 2018
Printing net revenue decreased 2.4% (decreased 1.7% on a constant currency basis) for the three months ended April 30, 2019 as compared to the prior-year period. The decline in net revenue was primarily driven by declines in Supplies and Consumer Hardware, partially offset by an increase in Commercial Hardware. Net revenue for Supplies decreased 3.0% as compared to the prior-year period, primarily due to demand weakness. Printer unit volume decreased 3.8% and ASPs decreased 2.0% as compared to the prior-year period. The decrease in printer unit volume was primarily driven by unit decreases in Consumer Hardware. Printer ASPs decreased primarily due to higher discounting.
Net revenue for Commercial Hardware increased by 3.0% as compared to the prior-year period, primarily due to the acquisition of the Apogee group.
Net revenue for Consumer Hardware decreased 8.5% as compared to the prior-year period, primarily due to a 4.0% decrease in printer unit volume and 5.6% decrease in ASPs. The unit volume decrease was primarily driven by the Inkjet Home Consumer and LaserJet Home Business. The decrease in ASPs was primarily driven by higher discounting.
Printing earnings from operations as a percentage of net revenue increased by 0.4 percentage points for the three months ended April 30, 2019 as compared to the prior-year period, primarily due to decrease in operating expenses. Operating expenses as a percentage of net revenue decreased primarily due to operating expense spend favorability.
Six months ended April 30, 2019 compared with six months ended April 30, 2018
Printing net revenue decreased 1.4% (decreased 1.2% on a constant currency basis) for the six months ended April 30, 2019 as compared to the prior-year period. The decline in net revenue was primarily driven by a decline in Supplies partially offset by an increase in Commercial Hardware. Net revenue for Supplies decreased 2.8% as compared to the prior-year period, primarily due to demand weakness. Printer unit volume decreased 0.6% and ASPs decreased 2.5% as compared to the prior-year period. The decrease in printer unit volume was primarily driven by unit decrease in Consumer Hardware. Printer ASPs decreased primarily due to higher discounting.
Net revenue for Commercial Hardware increased by 4.0% as compared to the prior-year period, primarily due to the acquisition of the Apogee group.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net revenue for Consumer Hardware decreased 3.3% as compared to the prior-year period, due to a 0.7% decrease in printer unit volume and by 3.3% decrease in ASPs. The unit volume decrease was primarily driven by the InkJet Home Consumer Business. The decrease in ASPs was primarily driven by higher discounting.
Printing earnings from operations as a percentage of net revenue increased by 0.4 percentage points for the six months ended April 30, 2019 as compared to the prior-year period, primarily due to decrease in operating expenses, partially offset by decline in gross margin. The gross margin decrease was primarily driven by lower Supplies mix. Operating expenses as a percentage of net revenue decreased primarily due to operating expense spend favorability.
Corporate Investments
The loss from operations in Corporate Investments for the three and six months ended April 30, 2019 was primarily due to expenses associated with our incubation projects.
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
Liquidity
Our key cash flow metrics were as follows:

	Six months ended April 30
	2019	2018
	In millions
Net cash provided by operating activities	$1,723	$2,046
Net cash used in investing activities	(22)	(1,102)
Net cash used in financing activities	(3,311)	(3,694)
Net decrease in cash and cash equivalents	$(1,610)	$(2,750)
Operating Activities
Compared to the corresponding period in fiscal year 2018, net cash provided by operating activities decreased by $0.3 billion for the six months ended April 30, 2019, primarily due to working capital management activities.
Working Capital Metrics
Management utilizes current cash conversion cycle information to manage HP’s working capital levels. Our working capital metrics and cash conversion cycle impacts were as follows:

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	As of			As of
	April 30, 2019	October 31, 2018	Change	April 30, 2018	October 31, 2017	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	35	30	5	30	29	1	5
Days of supply in inventory (“DOS”)	43	43	—	44	46	(2)	(1)
Days of purchases outstanding in accounts payable (“DPO”)	(110)	(105)	(5)	(104)	(105)	1	(6)
Cash conversion cycle	(32)	(32)	—	(30)	(30)	—	(2)
April 30, 2019 as compared to April 30, 2018
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
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The increase in DPO was primarily due to working capital management activities.
Investing Activities
Compared to the corresponding period in fiscal year 2018, net cash used in investing activities decreased by $1.1 billion for the six months ended April 30, 2019, primarily due to a decrease in investments classified as available-for-sale investments within Other current assets of $0.6 billion and lower net payments for acquisitions of $0.6 billion.
Financing Activities
Compared to the corresponding period in fiscal year 2018, net cash used in financing activities decreased by $0.4 billion for the six months ended April 30, 2019, primarily due to lower payment of debt of $1.5 billion partially offset by a decrease in outstanding commercial paper amounts of $0.9 billion.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Outstanding borrowings decreased to $5.0 billion as of April 30, 2019 as compared to $6.0 billion as of October 31, 2018, bearing weighted-average interest rates of 4.7% and 4.3% for April 30, 2019 and October 31, 2018, respectively.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 8, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of April 30, 2019, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, that will be available until March 30, 2023 and is primarily to support the issuance of commercial paper. Funds borrowed under this revolving credit facility may also be used for general corporate purposes.
Available Borrowing Resources
We had the following resources available to obtain short or long-term financing in addition to the commercial paper and revolving credit facility discussed above:

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

As of April 30, 2019
In millions
2016 Shelf Registration Statement	Unspecified
Uncommitted lines of credit	$730 million
For more information on our borrowings, see Note 9, “Borrowings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Credit Ratings
Our credit risk is evaluated by major independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. While we do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, previous downgrades have increased the cost of borrowing under our credit facility, have reduced market capacity for our commercial paper and have required the posting of additional collateral under some of our derivative contracts. In addition, any further downgrade to our credit ratings by any rating agencies may further impact us in a similar manner, and, depending on the extent of any such downgrade, could have a negative impact on our liquidity and capital position. We can access alternative sources of funding, including drawdowns under our credit facility, if necessary, to offset potential reductions in the market capacity for our commercial paper.
CONTRACTUAL AND OTHER OBLIGATIONS
Retirement and Post-Retirement Benefit Plan Contributions
As of April 30, 2019, we anticipate making contributions for the remainder of fiscal year 2019 of approximately $31 million to our non-U.S. pension plans, $15 million to cover benefit payments to U.S. non-qualified pension plan participants and $6 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
We expect to make future cash payments of approximately $207 million in connection with our cost savings plans. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of April 30, 2019, we had approximately $1.4 billion of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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

Item 4. Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to HP’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. Other than the risk factors set forth below, there have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended October 31,2018 and our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2019.
If we are unsuccessful at addressing our business challenges, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
Our business faces many challenges we must address. One set of challenges relates to dynamic and accelerating market trends, which may include declines in the markets in which we operate. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets; our emerging competitors are introducing new technologies and business models; and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution. For example, we may fail to develop innovative products and services, maintain the manufacturing quality of our products, manage our global, multi-tier distribution network, adapt to new or changing marketplaces or successfully market new products and services, any of which could adversely affect our business and financial condition.
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
Our strategy is focused on leveraging our existing portfolio of products and services to meet the demands of a continually changing technological landscape and to offset certain areas of industry decline. To successfully execute this strategy, we must emphasize the aspects of our core business where demand remains strong, identify and capitalize on natural areas of growth, innovate and develop new products and services that will enable us to expand beyond our existing technology categories, and adapt to new and changing marketplaces for our products. For example, our go-to-market strategy, including online, omnichannel and contractual sales, needs to evolve in-line with market dynamics, forces and demand. If we cannot innovate, develop and execute evolutionary strategies in this changing environment, then we may not be able to successfully compete and maintain the value proposition of our products, including supplies. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas, could adversely affect our business, results of operations and financial condition.
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
Our net revenue, gross margin and profit vary among our diverse products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period are dependent on the product, service, customer and geographic mix reflected in that period’s net revenue, which in turn depends on the overall demand for our products and services. Delays or reductions in hardware and related services spending by our customers or potential customers could have a material adverse effect on demand for our products and services, which could result in a significant decline in net revenue. In addition, net revenue declines in some of our businesses may affect net revenue in our other businesses as we may lose cross-selling opportunities. Competition, lawsuits, investigations, increases in component and manufacturing costs that we are unable to pass on to our customers, increased tariffs, component supply disruptions and other risks affecting our businesses may also have a significant impact on our overall gross margin and profitability. In addition, newer geographic markets may be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, increased component or shipping costs, increased tariffs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may lead to adjustments to our operations. Moreover, our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period.
If we fail to manage the distribution of our products and services properly, our business and financial performance could suffer.
We use a variety of distribution methods to sell our products and services around the world, including third-party resellers and distributors and both direct and indirect sales to enterprise accounts and consumers. Successfully managing the interaction of our direct and indirect channel efforts to reach various potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and gross margins, any failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our net revenue and gross margins and therefore our profitability.
Our financial results could be materially adversely affected due to distribution channel conflicts or if the financial conditions of our channel partners were to weaken. Our results of operations may be adversely affected by any conflicts that might arise between our various distribution channels or the loss or deterioration of any alliance or distribution arrangement or reduced assortments of our products. Moreover, some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends. Many of our significant distributors operate on narrow margins and have been negatively affected by business pressures in the past. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Net revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors’ financial conditions, abilities to borrow funds or operations weaken, or if our distributors cannot successfully compete in the online or omnichannel marketplace.
Our inventory management is complex, as we continue to sell a significant mix of products through distributors. We must manage both owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing challenges. Our forecasts may not accurately predict demand, and distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance upon indirect distribution methods, including a multi-tiered channel, may reduce our visibility into inventories, demand and pricing trends and issues, and therefore make forecasting more difficult. Sales of our products by channel partners to unauthorized resellers or unauthorized resale of our products could also make our forecasting more difficult and impact pricing in the market. If we have excess or obsolete inventory, we may have to reduce our prices and write down inventory. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors. In addition, factors in different markets may cause differential discounting between the geographies where our products are sold, which makes it difficult to achieve global consistency in pricing.
We depend on third-party suppliers, and our financial results could suffer if we fail to manage our suppliers effectively.
Our operations depend on our ability to anticipate our needs for components, products and services, as well as our suppliers’ ability to deliver sufficient quantities of quality components, products and services at reasonable prices and in time for us to meet critical schedules for the delivery of our own products and services. Given the wide variety of products and services that we offer, the large number of our suppliers and contract manufacturers that are located around the world, and the long lead times required to manufacture, assemble and deliver certain components and products, problems could arise in production, planning and inventory management that could seriously harm our business. Third-party suppliers may have limited financial resources to withstand challenging business conditions, particularly as a result of increased interest rates or emerging market volatility, and our business could be negatively impacted if key suppliers are forced to cease or limit their operations. Due to the international nature of our third-party supplier network, our financial results may also be negatively impacted by increased trade barriers and increased tariffs, which could increase the cost of certain components, products and services that we may not be able to offset. In addition, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Furthermore, certain of our suppliers may decide to discontinue conducting business with us. Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers, risks related to supply chain working conditions and materials sourcing and risks related to our relationships with single-source suppliers, each of which is described below.

•
Component shortages. We may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, the inability of suppliers to borrow funds, disputes with suppliers (some of whom are also our customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. For example, our PC business relies heavily upon outsourced manufacturers (“OMs") to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. We represent a substantial portion of the business of some of these OMs, and any changes to the nature or volume of our business transactions with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of certain components may increase, we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, our business and financial performance could suffer if we lose time-sensitive sales, incur additional freight costs or are unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to re-engineer some product or service offerings, which could result in further costs and delays.

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

•	local labor conditions and regulations, including local labor issues faced by specific suppliers and Original Equipment Manufacturers (“OEMs”);

•	managing a geographically dispersed workforce;

•	changes or uncertainty in the international, national or local regulatory and legal environments;

•	differing technology standards or customer requirements;

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
Beginning in 2018, the United States commenced certain trade actions, including imposing tariffs on certain goods imported from China and other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could increase the cost of our products and the components that go into making them. These increased costs could adversely impact our overall gross margin and profitability. Tariffs could also make our products more expensive for customers, which could make our products less competitive and reduce demand.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
February 2019	8,549	$23.05	8,549	$2,986,383
March 2019	12,635	$19.61	12,635	$2,738,644
April 2019	12,375	$19.92	12,375	$2,492,155
Total	33,559		33,559
On June 19, 2018, HP’s Board of Directors authorized $4.0 billion for future repurchases of its outstanding shares of common stock. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. HP intends to use repurchases from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. All share repurchases settled in the second quarter of fiscal year 2019 were open market transactions. As of April 30, 2019, HP had approximately $2.5 billion remaining under the share repurchase authorizations.

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
 HP acquired the Apogee group, a U.K. based office equipment dealer, on November 1, 2018.  During the second quarter of 2019, HP discovered that its newly acquired subsidiary had invoiced one payment and accepted two payments from Bank Sepah International plc shortly after the acquisition, under a legacy contract for copier services.  Bank Sepah International plc is subject to U.S. sanctions pursuant to Executive Order 13382. The combined total value of the transactions was £72.49 ($92.78).  We are unable to accurately calculate the net profit attributable to these transactions.  Following HP’s discovery of these transactions and at HP’s direction, Apogee terminated the contract with Bank Sepah International plc.  HP is in the process of disclosing relevant transactions related to the Apogee acquisition to the relevant authorities.

Item 6. Exhibits.
The Exhibit Index beginning on page 61 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HP INC.
/s/ STEVE FIELER
Steve Fieler Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: May 30, 2019

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
		10-Q	001-04423	10(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(m)(m)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(n)(n)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015
10(o)(o)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(n)(n)	March 3, 2016
10(p)(p)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(o)(o)	March 3, 2016
10(q)(q)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(t)(t)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(u)(u)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(v)(v)	First Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-K	001-04423	10(u)(u)	December 15, 2016
10(w)(w)	Second Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-Q	001-04423	10(v)(v)	March 2, 2017
10(x)(x)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(y)(y)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(z)(z)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(a)(a)(a)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(z)(z)	March 2, 2017
10(b)(b)(b)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017

10(c)(c)(c)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(d)(d)(d)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(e)(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(d)(d)(d)	March 1, 2018
10(f)(f)(f)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(g)(g)(g)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(h)(h)(h)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(i)(i)(i)	Form of Grant Agreement for grants of stock options (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018
10(j)(j)(j)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10(j)(j)(j)	March 5, 2019
10(k)(k)(k)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018). *	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡
_______________________________________________________________________________
*    Indicates management contract or compensatory plan, contract or arrangement.
**    Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Registration S-K.
‡    Filed herewith.
†    Furnished herewith.
The registrant agrees to furnish to the Commission supplementally upon request a copy of any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.