Form 10-Q
period 2019-07-31
HP INC
filed 2019-08-29
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
July 31, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number
1-4423
_________________________________________
HP INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1081436
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)
1501 Page Mill Road		94304
Palo Alto,	California	(Zip Code)
(Address of principal executive offices)
(650) 857-1501
(Registrant’s telephone number, including area code)

____________________
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
Large accelerated filer ☒ Accelerated filer ☐
Non-accelerated filer  ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company) Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP common stock outstanding as of July 31, 2019 was 1,481,913,639 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended July 31, 2019
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, “company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our sustainability goals, our go-to-market strategy the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP’s businesses; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy and business model changes; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution and reseller landscape; successfully competing and maintaining the value proposition of HP’s products, including supplies; the impact of macroeconomic and geopolitical trends and events; the need to manage third-party suppliers, manage HP’s global, multi-tier distribution network, limit potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; risks associated with HP’s international operations; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the hiring and retention of key employees; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the impact of changes in tax laws, including uncertainties related to the interpretation and application of the Tax Cuts and Jobs Act of 2017 on HP’s tax obligations and effective tax rate; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including, but not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended October 31, 2018, and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (“the SEC”). HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2019	2018	2019	2018
	In millions, except per share amounts
Net revenue	$14,603	$14,586	$43,349	$43,106
Costs and expenses:
Cost of revenue	11,698	11,898	35,103	35,134
Research and development	413	347	1,110	1,050
Selling, general and administrative	1,376	1,289	3,963	3,836
Restructuring and other charges	17	4	141	92
Acquisition-related (credits) charges	(9)	10	12	97
Amortization of intangible assets	29	20	87	60
Total costs and expenses	13,524	13,568	40,416	40,269
Earnings from operations	1,079	1,018	2,933	2,837
Interest and other, net	(831)	—	(902)	(831)
Earnings before taxes	248	1,018	2,031	2,006
Benefit from (provision for) taxes	931	(138)	733	1,870
Net earnings	$1,179	$880	$2,764	$3,876

Net earnings per share:
Basic	$0.79	$0.55	$1.81	$2.38
Diluted	$0.78	$0.54	$1.80	$2.36

Weighted-average shares used to compute net earnings per share:
Basic	1,499	1,601	1,528	1,627
Diluted	1,508	1,618	1,537	1,645
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2019	2018	2019	2018
	In millions
Net earnings	$1,179	$880	$2,764	$3,876
Other comprehensive income (loss):
Change in unrealized components of available-for-sale debt securities:
Unrealized gains (losses) arising during the period	—	2	—	(3)
Losses (gains) reclassified into earnings	—	—	3	(5)
	—	2	3	(8)
Change in unrealized components of cash flow hedges:
Unrealized gains arising during the period	180	273	271	19
(Gains) losses reclassified into earnings	(86)	17	(259)	363
	94	290	12	382
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(16)	2	(20)	2
Amortization of actuarial loss and prior service benefit	11	11	34	36
Curtailments, settlements and other	41	1	40	2
	36	14	54	40
Change in cumulative translation adjustment	(30)	—	(22)	—
Other comprehensive income before taxes	100	306	47	414
Provision for taxes	(63)	(31)	(65)	(35)
Other comprehensive income (loss), net of taxes	37	275	(18)	379
Comprehensive income	$1,216	$1,155	$2,746	$4,255
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	July 31, 2019	October 31, 2018
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$4,919	$5,166
Accounts receivable, net	5,295	5,113
Inventory	5,716	6,062
Other current assets	3,753	5,046
Total current assets	19,683	21,387
Property, plant and equipment, net	2,462	2,198
Goodwill	6,330	5,968
Other non-current assets	3,930	5,069
Total assets	$32,405	$34,622
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$328	$1,463
Accounts payable	14,648	14,816
Employee compensation and benefits	956	1,136
Taxes on earnings	144	340
Other accrued liabilities	8,503	7,376
Total current liabilities	24,579	25,131
Long-term debt	4,730	4,524
Other non-current liabilities	4,227	5,606
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,482 and 1,560 shares issued and outstanding at July 31, 2019 and October 31, 2018, respectively)	15	16
Additional paid-in capital	785	663
Accumulated deficit	(1,068)	(473)
Accumulated other comprehensive loss	(863)	(845)
Total stockholders’ deficit	(1,131)	(639)
Total liabilities and stockholders’ deficit	$32,405	$34,622
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended July 31
	2019	2018
	In millions
Cash flows from operating activities:
Net earnings	$2,764	$3,876
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	539	388
Stock-based compensation expense	233	203
Restructuring and other charges	141	92
Deferred taxes on earnings	325	(3,167)
Other, net	176	234
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22)	23
Inventory	(24)	(121)
Accounts payable	(138)	910
Taxes on earnings	(1,123)	801
Restructuring and other	(122)	(207)
Other assets and liabilities	1,317	528
Net cash provided by operating activities	4,066	3,560
Cash flows from investing activities:
Investment in property, plant and equipment	(475)	(359)
Proceeds from sale of property, plant and equipment	—	110
Purchases of available-for-sale securities and other investments	(80)	(320)
Maturities and sales of available-for-sale securities and other investments	771	588
Collateral posted for derivative instruments	(32)	(1,141)
Collateral returned for derivative instruments	32	1,355
Payment made in connection with business acquisitions, net of cash acquired	(427)	(1,036)
Net cash used in investing activities	(211)	(803)
Cash flows from financing activities:
(Payments of) Proceeds from short-term borrowings with original maturities less than 90 days, net	(856)	1,577
Proceeds from short-term borrowings with original maturities greater than 90 days	—	712
Proceeds from debt, net of issuance costs	94	—
Payment of short-term borrowings with original maturities greater than 90 days	—	(1,184)
Payment of debt	(604)	(2,059)
Stock-based award activities	(58)	34
Repurchase of common stock	(1,944)	(1,959)
Cash dividends paid	(734)	(680)
Net cash used in financing activities	(4,102)	(3,559)
Decrease in cash and cash equivalents	(247)	(802)
Cash and cash equivalents at beginning of period	5,166	6,997
Cash and cash equivalents at end of period	$4,919	$6,195
Supplemental schedule of non-cash activities:
Purchase of assets under capital leases	$253	$183
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance April 30, 2018	1,610,512	$16	$510	$(1,075)	$(1,314)	$(1,863)
Net earnings				880		880
Other comprehensive income, net of taxes					275	275
Comprehensive income						1,155
Issuance of common stock in connection with employee stock plans and other	2,517		30			30
Repurchases of common stock	(30,621)		(9)	(692)		(701)
Cash dividends ($0.28 per common share)				(443)		(443)
Stock-based compensation expense			55			55
Balance July 31, 2018	1,582,408	$16	$586	$(1,330)	$(1,039)	$(1,767)

Balance April 30, 2019	1,506,292	$15	$723	$(1,325)	$(900)	$(1,487)
Net earnings				1,179		1,179
Other comprehensive income, net of taxes					37	37
Comprehensive income						1,216
Issuance of common stock in connection with employee stock plans and other	1,683		17			17
Repurchases of common stock	(26,061)		(14)	(513)		(527)
Cash dividends ($0.32 per common share)				(478)		(478)
Stock-based compensation expense			59			59
Adjustment for adoption of accounting standards (Note 1)				69		69
Balance July 31, 2019	1,481,914	$15	$785	$(1,068)	$(863)	$(1,131)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2017	1,649,580	$16	$380	$(2,386)	$(1,418)	$(3,408)
Net earnings				3,876		3,876
Other comprehensive income, net of taxes					379	379
Comprehensive income						4,255
Issuance of common stock in connection with employee stock plans and other	19,198		26			26
Repurchases of common stock	(86,370)		(23)	(1,920)		(1,943)
Cash dividends ($0.56 per common share)				(900)		(900)
Stock-based compensation expense			203			203
Balance July 31, 2018	1,582,408	$16	$586	$(1,330)	$(1,039)	$(1,767)

Balance October 31, 2018	1,560,270	$16	$663	$(473)	$(845)	$(639)
Net earnings				2,764		2,764
Other comprehensive loss, net of taxes					(18)	(18)
Comprehensive income						2,746
Issuance of common stock in connection with employee stock plans and other	13,827		(69)			(69)
Repurchases of common stock	(92,183)	(1)	(41)	(1,894)		(1,936)
Cash dividends ($0.64 per common share)				(971)		(971)
Stock-based compensation expense			232			232
Adjustment for adoption of accounting standards (Note 1)				(494)		(494)
Balance July 31, 2019	1,481,914	$15	$785	$(1,068)	$(863)	$(1,131)
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
HP has reclassified certain prior-year amounts to conform to the current-year presentation as a result of the adoption of Accounting Standards Update (“ASU”) 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This adoption had no impact on previously reported consolidated net revenue, net earnings or net EPS.
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
Recently Adopted Accounting Pronouncements
In February 2018, the FASB issued guidance, which eliminates the stranded tax effects in other comprehensive income resulting from the Tax Cuts and Jobs Act (the “TCJA”). Because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from operations is not affected. HP early adopted this guidance in the third quarter of fiscal year 2019. The implementation of this guidance resulted in a $69 million reclassification from accumulated other comprehensive loss to accumulated deficit.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance, which addresses the improvement of the presentation of net periodic pension and net periodic post-retirement benefit cost. The guidance requires entities to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. Additionally, the guidance requires that companies present the other components of the net periodic benefit cost separately from the line item that includes service cost and any other subtotal of income from operations. The amendments in this guidance are to be applied retrospectively for presentation in the Consolidated Condensed Statements of Earnings. A practical expedient allows companies to use the amount disclosed in its pension and other post-retirement plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. HP adopted this guidance in the first quarter of fiscal year 2019 and elected to use the practical expedient. The adoption of this guidance has no impact on net earnings. The reclassification resulted in an increase in Selling, general and administrative expenses and a reduction in interest and other, net of $62 million and $180 million for the three and nine months ended July 31, 2018, respectively.
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
See Note 6, “Supplementary Financial Information” for details on net revenue by region, cost to obtain a contract and fulfillment cost, contract liabilities and value of remaining performance obligations.

Transition disclosure
In accordance with the modified retrospective method transition requirements, HP has presented the financial statement line items impacted and adjusted to compare to presentation under the prior GAAP for the Consolidated Condensed Balance Sheet as of July 31, 2019 and for Consolidated Condensed Statement of Earnings for three months and nine months ended July 31, 2019.

	As of July 31, 2019
CONSOLIDATED CONDENSED BALANCE SHEET ITEMS	As Reported	Effect of Adoption	Balances Without Adoption of Topic 606
	In millions
ASSETS
Accounts receivable, net	$5,295	$(212)	$5,083
Inventory	5,716	186	5,902
Other current assets	3,753	(186)	3,567
Other non-current assets	$3,930	$(31)	$3,899
LIABILITIES AND STOCKHOLDERS' DEFICIT
Taxes on earnings	$144	$35	$179
Other accrued liabilities	8,503	(465)	8,038
Accumulated deficit	$(1,068)	$187	$(881)

	Three months ended July 31, 2019			Nine months ended July 31, 2019
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS ITEMS	As Reported	Effect of Adoption	Balances Without Adoption of Topic 606	As Reported	Effect of Adoption	Balances Without Adoption of Topic 606
	In millions
Net revenue	$14,603	$17	$14,620	$43,349	$(31)	$43,318
Earnings from operations	1,079	17	1,096	2,933	(31)	2,902
Earnings before taxes	248	17	265	2,031	(31)	2,000
Benefit from (provision for) taxes	931	(3)	928	733	6	739
Net earnings	$1,179	$14	$1,193	$2,764	$(25)	$2,739
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
In February 2016, the FASB issued guidance, which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months. HP will adopt this guidance in the first quarter of fiscal year 2020 and will apply the modified retrospective transition option made available in July 2018 by the FASB, whereby comparative periods will not be retrospectively presented in the Consolidated Condensed Financial Statements. There are certain practical expedients that can be elected which the company is currently evaluating for application. HP has established a cross-functional implementation team to assist in determining the scope of impact, identifying changes to its business processes, implementing a new system solution and evaluating changes to internal controls to support adoption of the new standard. HP is in the process of completing the evaluation of the impacts from the new lease accounting standard. Based on the current assessment, HP expects the adoption of this standard to have a material impact on the Consolidated Condensed Balance Sheet.

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

•
Home Printing Solutions delivers innovative printing products, services and solutions for the home, home business and micro business customers utilizing both HP’s Ink and Laser technologies (including laser technology from some Samsung-branded products). Initiatives such as Instant Ink subscription services and Continuous Ink and Toner Supply Systems provide business model innovation to benefit and expand HP’s existing customer base, while technologies like Photo Lifestyle, HP Smart App and HP SmartTasks drive print relevance for a mobile generation.

•
Graphics Solutions delivers large-format, commercial and industrial solutions to print service providers and packaging converters through a wide portfolio of printers and presses (HP DesignJet, HP Latex, HP Stitch, HP Scitex, HP Indigo and HP PageWide Web Presses). Ongoing key initiatives include accelerating the transformation of industrial prints from analog to digital.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)

Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	Three months ended July 31		Nine months ended July 31
	2019	2018	2019	2018
	In millions
Net Revenue:
Personal Systems	$9,690	$9,395	$28,268	$27,597
Printing	4,912	5,188	15,084	15,505
Corporate Investments	1	1	2	3
Total segments	$14,603	$14,584	$43,354	$43,105
Other	—	2	(5)	1
Total net revenue	$14,603	$14,586	$43,349	$43,106
Earnings before taxes:
Personal Systems	$547	$362	$1,342	$1,026
Printing	765	829	2,425	2,465
Corporate Investments	(23)	(22)	(71)	(62)
Total segment earnings from operations	$1,289	$1,169	$3,696	$3,429
Corporate and unallocated costs and other	(113)	(62)	(290)	(140)
Stock-based compensation expense	(60)	(55)	(233)	(203)
Restructuring and other charges	(17)	(4)	(141)	(92)
Acquisition-related credits (charges)	9	(10)	(12)	(97)
Amortization of intangible assets	(29)	(20)	(87)	(60)
Interest and other, net	(831)	—	(902)	(831)
Total earnings before taxes	$248	$1,018	$2,031	$2,006

Net revenue by segment and business unit was as follows:

	Three months ended July 31		Nine months ended July 31
	2019	2018	2019	2018
	In millions
Notebooks	$5,630	$5,634	$16,648	$16,382
Desktops	3,111	2,869	8,908	8,576
Workstations	609	588	1,740	1,669
Other	340	304	972	970
Personal Systems	9,690	9,395	28,268	27,597
Supplies	3,164	3,405	9,762	10,190
Commercial Hardware	1,160	1,129	3,429	3,311
Consumer Hardware	588	654	1,893	2,004
Printing	4,912	5,188	15,084	15,505
Corporate Investments	1	1	2	3
Total segment net revenue	14,603	14,584	43,354	43,105
Other	—	2	(5)	1
Total net revenue	$14,603	$14,586	$43,349	$43,106

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the nine months ended July 31, 2019 and 2018 summarized by plan were as follows:

	Fiscal 2017 Plan
	Severance	Infrastructure and other	Other prior-year plans(1)	Total
	In millions
Accrued balance as of October 31, 2018	$50	$—	$9	$59
Charges	110	20	—	130
Cash payments	(100)	(9)	(3)	(112)
Non-cash and other adjustments	(4)	(11)	—	(15)
Accrued balance as of July 31, 2019	$56	$—	$6	$62
Total costs incurred to date as of July 31, 2019	$363	$101	$1,317	$1,781

Reflected in Consolidated Condensed Balance Sheets
Other accrued liabilities	56	—	5	61
Other non-current liabilities	—	—	1	1

Accrued balance as of October 31, 2017	76	19	13	108
Charges (reversals)	72	(16)	—	56
Cash payments	(110)	(32)	(4)	(146)
Non-cash and other adjustments	(2)	29	1	28
Accrued balance as of July 31, 2018	$36	$—	$10	$46

HP’s restructuring charges for the three months ended July 31, 2019 summarized by the plans outlined below were as follows:

	Fiscal 2017 Plan
	Severance	Infrastructure and other	Other prior-year plans(1)	Total
	In millions
For the three months ended July 31, 2019	$13	$1	$—	$14

(1)	Includes prior-year plans which are considered substantially complete. HP does not expect any further material activity associated with these plans.

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
Other Charges
Other charges include non-recurring costs, including those as a result of Separation, and are distinct from ongoing operational costs. These costs primarily relate to information technology costs such as advisory, consulting and non-recurring labor costs. For the three and nine months ended July 31, 2019, HP incurred $3 million and $11 million of other charges, respectively. For the three and nine months ended July 31, 2018, HP incurred $12 million and $36 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement (credit) benefit cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2019	2018	2019	2018	2019	2018
	In millions
Service cost	$—	$—	$14	$14	$—	$—
Interest cost	123	113	6	6	4	4
Expected return on plan assets	(146)	(180)	(9)	(10)	(5)	(6)
Amortization and deferrals:
Actuarial loss (gain)	15	14	8	7	(8)	(4)
Prior service benefit	—	—	(1)	(1)	(3)	(5)
Net periodic (credit) benefit cost	(8)	(53)	18	16	(12)	(11)
Curtailment gain	—	—	(9)	—	—	—
Settlement loss	1	1	—	—	—	—
Total periodic (credit) benefit cost	$(7)	$(52)	$9	$16	$(12)	$(11)

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2019	2018	2019	2018	2019	2018
	In millions
Service cost	$—	$—	$43	$42	$—	$—
Interest cost	369	339	18	18	12	12
Expected return on plan assets	(437)	(540)	(28)	(30)	(15)	(18)
Amortization and deferrals:
Actuarial loss (gain)	45	45	24	21	(24)	(12)
Prior service benefit	—	—	(2)	(3)	(9)	(15)
Net periodic (credit) benefit cost	(23)	(156)	55	48	(36)	(33)
Curtailment gain	—	—	(9)	—	—	—
Settlement loss	2	2	—	—	—	—
Total periodic (credit) benefit cost	$(21)	$(154)	$46	$48	$(36)	$(33)

Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2019, HP anticipates making contributions of approximately $46 million to its non-U.S. pension plans, approximately $32 million to its U.S. non-qualified plan participants and approximately $6 million to cover benefit claims under HP’s post-retirement benefit plans. During the nine months ended July 31, 2019, HP contributed $19 million to its non-U.S. pension plans, paid $24 million to cover benefit payments to U.S. non-qualified plan participants and paid $2 million to cover benefit claims under HP’s post-retirement benefit plans.
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
As of January 31, 2019, HP completed its accounting for the tax effects of the TCJA with no material changes to the provisional amounts recorded during the measurement period.
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
HP’s effective tax rate was (375.4)% and 13.6% for the three months ended July 31, 2019 and 2018, respectively, and (36.1)% and (93.2)% for the nine months ended July 31, 2019 and 2018, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three and nine months ended July 31, 2019 is primarily due to the resolution of various audits, transitional impacts of U.S. tax reform, and favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. For the three and nine months ended July 31, 2018 HP’s effective tax rate generally differs from the U.S. federal statutory rate of 23% due to the transitional impacts of U.S. tax reform and resolution of various audits and tax litigation, partially offset by favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
During the three and nine months ended July 31, 2019, HP recorded $1.1 billion of net tax benefits related to discrete items in the provision for taxes. This amount included tax benefits of $1.0 billion related to various audit settlements, $75 million due to ability to utilize tax attributes, along with $57 million and $78 million for the three and nine months ended July 31, 2019, respectively, related to U.S. tax reform as a result of new guidance issued by the U.S. Internal Revenue Service (“IRS”). These benefits were partially offset by valuation allowance charges of $98 million for the three and nine months ended July 31, 2019. In addition to the discrete items mentioned above, HP recorded excess tax benefits of $21 million associated with stock options, restricted stock units and performance-adjusted restricted stock units for the nine months ended July 31, 2019.
During the three and nine months ended July 31, 2018, HP recorded $7 million and $2.2 billion, respectively, of net tax benefits related to discrete items in the provision for taxes. As of July 31, 2018, HP had not yet completed its analysis of the full impact of TCJA. For the three months ended July 31, 2018, HP recorded net tax benefits of $12 million related to acquisition costs offset by other charges of $5 million. For the nine months ended July 31, 2018, HP recorded $5.5 billion net benefit for the decrease in deferred tax liability on unremitted foreign earnings and $1.5 billion net tax benefit related to audit settlements. These benefits are partially offset by $3.2 billion net expense for the deemed repatriation tax, $1.2 billion net expense for remeasurement of its deferred tax assets and liabilities to the new U.S. statutory tax rate and $379 million related to remeasurement of its U.S. deferred tax assets that were expected to be realized at a lower rate. In addition to the discrete items mentioned above, HP recorded excess tax benefits of $2 million and $36 million, respectively, on stock options, restricted stock units and performance-adjusted restricted stock units for the three and nine months ended July 31, 2018.
Uncertain Tax Positions
As of July 31, 2019, the amount of gross unrecognized tax benefits was $896 million, of which up to $780 million would affect HP’s effective tax rate if and when realized. Total gross unrecognized tax benefits decreased by $6.9 billion for the nine months ended July 31, 2019, primarily related to the resolution of various audits. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of July 31, 2019 and 2018, HP had accrued $75 million and $149 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any IRS audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months. Accordingly, HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by an amount up to $28 million within the next 12 months.
HP is subject to income tax in the United States and approximately 60 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The U.S. Internal Revenue Service is conducting an audit of HP’s 2016 income tax return.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)

Note 6: Supplementary Financial Information
Accounts Receivable, net

	As of
	July 31, 2019	October 31, 2018
	In millions
Accounts receivable	$5,410	$5,242
Allowance for doubtful accounts	(115)	(129)
	$5,295	$5,113

The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Nine months ended July 31, 2019
In millions
Balance at beginning of period	$129
Provision for doubtful accounts	47
Deductions, net of recoveries	(61)
Balance at end of period	$115

HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners in order to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of July 31, 2019 and October 31, 2018 were not material. The costs associated with the sales of trade receivables for the three months ended July 31, 2019 and 2018 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended July 31		Nine months ended July 31
	2019	2018	2019	2018
	In millions
Balance at beginning of period(1)	$182	$171	$165	$147
Trade receivables sold	2,311	2,404	7,836	7,773
Cash receipts	(2,330)	(2,427)	(7,838)	(7,778)
Foreign currency and other	(4)	(5)	(4)	1
Balance at end of period(1)	$159	$143	$159	$143

(1)	Amounts outstanding from third parties reported in Accounts Receivable, net in the Consolidated Condensed Balance Sheets.
Inventory

	As of
	July 31, 2019	October 31, 2018
	In millions
Finished goods	$3,902	$4,019
Purchased parts and fabricated assemblies	1,814	2,043
	$5,716	$6,062

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

Other Current Assets

	As of
	July 31, 2019	October 31, 2018
	In millions
Supplier and other receivables	$1,776	$2,025
Prepaid and other current assets	1,145	1,445
Value-added taxes receivable	832	865
Available-for-sale investments(1)	—	711
	$3,753	$5,046

(1)	See Note 8, “Financial Instruments” for detailed information.
Property, Plant and Equipment, net

	As of
	July 31, 2019	October 31, 2018
	In millions
Land, buildings and leasehold improvements	$1,944	$1,893
Machinery and equipment, including equipment held for lease	4,671	4,216
	6,615	6,109
Accumulated depreciation	(4,153)	(3,911)
	$2,462	$2,198

Other Non-Current Assets

	As of
	July 31, 2019	October 31, 2018
	In millions
Deferred tax assets	$2,105	$2,431
Tax indemnifications receivable(1)	152	953
Intangible assets(2)	663	453
Other(3)	1,010	1,232
	$3,930	$5,069

(1)	See Note 13, “Guarantees, Indemnifications and Warranties” for detailed information.

(2)	See Note 15, “Intangible Assets” for detailed information.

(3)
Includes marketable equity securities and mutual funds classified as available-for-sale investments of $55 million and $53 million as of July 31, 2019 and October 31, 2018, respectively. See Note 8, “Financial Instruments” for detailed information

Other Accrued Liabilities

	As of
	July 31, 2019	October 31, 2018
	In millions
Sales and marketing programs	$3,327	$2,758
Deferred revenue	1,139	1,095
Other accrued taxes	862	982
Warranty	648	673
Other	2,527	1,868
	$8,503	$7,376

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

Other Non-Current Liabilities

	As of
	July 31, 2019	October 31, 2018
	In millions
Tax liability(1)	$775	$2,063
Pension, post-retirement, and post-employment liabilities	1,522	1,645
Deferred revenue	1,034	1,005
Deferred tax liability	73	100
Other	823	793
	$4,227	$5,606

(1)	See Note 5, “Taxes on Earnings” for detailed information.
Interest and Other, net

	Three months ended July 31		Nine months ended July 31
	2019	2018	2019	2018
	In millions
Tax indemnifications(1)	$(784)	$(3)	$(769)	$(676)
Loss on extinguishment of debt	—	—	—	(126)
Interest expense on borrowings	(57)	(66)	(182)	(241)
Other, net	10	69	49	212
	$(831)	$—	$(902)	$(831)

(1)
Includes an adjustment of $764 million for the three and nine months ended July 31, 2019 and $676 million for the nine months ended July 31, 2018, primarily related to indemnification receivables, pursuant to resolution of various tax matters. See Note 13, “Guarantees, Indemnifications and Warranties” for further information.

Net revenue by region

	Three months ended July 31		Nine months ended July 31
	2019	2018	2019	2018
	In millions
Americas	$6,574	$6,630	$18,391	$18,794
Europe, Middle East and Africa	4,746	4,907	15,214	15,267
Asia-Pacific and Japan	3,283	3,049	9,744	9,045
Total net revenue	$14,603	$14,586	$43,349	$43,106

Value of Remaining Performance Obligations
As of July 31, 2019, the estimated value of transaction price allocated to remaining performance obligations was $4.5 billion. HP expects to recognize approximately $1.9 billion of the unearned amount in next 12 months and $2.6 billion thereafter.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

As of July 31, 2019, deferred contract fulfillment and acquisition costs balances were $46 million and $22 million, included in Other Current Assets and Other Non-Current Assets, respectively, in the Consolidated Condensed Balance Sheet. During the nine months ended July 31, 2019, the Company amortized $79 million of these costs.
Contract Liabilities
As of July 31, 2019 and October 31, 2018, HP’s contract liabilities balances were $2.0 billion and $1.9 billion, included in Other Current Liabilities and Other Non-Current Liabilities, respectively, in the Consolidated Condensed Balance Sheet.
The increase in the contract liabilities balance for the nine months ended July 31, 2019 is primarily driven by sales of fixed price support and maintenance services, partially offset by $754 million of revenue recognized that were included in the opening contract liabilities balance as of November 1, 2018.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2019				As of October 31, 2018
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$1,188	$—	$1,188	$—	$1,620	$—	$1,620
Financial institution instruments	—	—	—	—	—	9	—	9
Government debt(1)	2,929	—	—	2,929	2,217	150	—	2,367
Available-for-Sale Investments:
Corporate debt	—	—	—	—	—	366	—	366
Financial institution instruments	—	—	—	—	—	32	—	32
Government debt(1)	—	—	—	—	—	313	—	313
Mutual funds	49	—	—	49	47	—	—	47
Marketable equity securities	6	—	—	6	6	—	—	6
Derivative Instruments:
Foreign currency contracts	—	469	—	469	—	508	7	515
Other derivatives	—	6	—	6	—	—	—	—
Total Assets	$2,984	$1,663	$—	$4,647	$2,270	$2,998	$7	$5,275
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$—	$—	$—	$—	$23	$—	$23
Foreign currency contracts	—	104	—	104	—	164	—	164
Other derivatives	—	1	—	1	—	8	—	8
Total Liabilities	$—	$105	$—	$105	$—	$195	$—	$195

(1)
Government debt includes instruments such as U.S. treasury notes, U.S agency securities and non-U.S. government bonds. Money market funds invested in government debt and traded in active markets are included in Level 1.

There were no transfers between levels within the fair value hierarchy during the nine months ended July 31, 2019.

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $5.3 billion as of July 31, 2019, compared to its carrying amount of $5.1 billion at that date. The fair value of HP’s short- and long-term debt was $6.0 billion as of October 31, 2018, compared to its carrying value of $6.0 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of July 31, 2019				As of October 31, 2018
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$1,188	$—	$—	$1,188	$1,620	$—	$—	$1,620
Financial institution instruments	—	—	—	—	9	—	—	9
Government debt	2,929	—	—	2,929	2,367	—	—	2,367
Total cash equivalents	4,117	—	—	4,117	3,996	—	—	3,996
Available-for-Sale Investments:
Corporate debt(1)	—	—	—	—	368	—	(2)	366
Financial institution instruments(1)	—	—	—	—	32	—	—	32
Government debt(1)	—	—	—	—	314	—	(1)	313
Marketable equity securities	4	2	—	6	4	2	—	6
Mutual funds	38	11	—	49	38	9	—	47
Total available-for-sale investments	42	13	—	55	756	11	(3)	764
Total cash equivalents and available-for-sale investments	$4,159	$13	$—	$4,172	$4,752	$11	$(3)	$4,760

(1)
HP classifies its marketable debt securities as available-for-sale investments within Other current assets on the Consolidated Condensed Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of July 31, 2019 and October 31, 2018, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Equity securities in privately held companies are included in Other non-current assets on the Consolidated Condensed Balance Sheets. These amounted to $60 million and $36 million as of July 31, 2019 and October 31, 2018, respectively.
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
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $35 million and $68 million as of July 31, 2019 and as of October 31, 2018, respectively, all of which were fully collateralized within two business days.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of July 31, 2019 and October 31, 2018.
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
As of July 31, 2019 and 2018, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges. Hedge ineffectiveness for fair value and cash flow hedges recognized in earnings were not material for the three and nine months ended July 31, 2019 and 2018.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

	As of July 31, 2019					As of October 31, 2018
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$—	$—	$—	$1,000	$—	$—	$—	$23

Cash flow hedges:
Foreign currency contracts	15,930	330	130	68	23	17,147	386	107	86	52
Total derivatives designated as hedging instruments	16,680	330	130	68	23	18,147	386	107	86	75
Derivatives not designated as hedging instruments
Foreign currency contracts	5,072	9	—	13	—	5,437	22	—	26	—
Other derivatives	136	6	—	1	—	122	—	—	8	—
Total derivatives not designated as hedging instruments	5,208	15	—	14	—	5,559	22	—	34	—
Total derivatives	$21,888	$345	$130	$82	$23	$23,706	$408	$107	$120	$75

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of July 31, 2019 and October 31, 2018, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
				Gross Amounts Not Offset
	Gross Amount Recognized (i)	Gross Amount Offset (ii)	Net Amount Presented (iii) = (i)–(ii)	Derivatives (iv)	Financial Collateral (v)		Net Amount (vi) = (iii)–(iv)–(v)
	In millions
As of July 31, 2019
Derivative assets	$475	$—	$475	$63	$341	(1)	$71
Derivative liabilities	$105	$—	$105	$63	$36	(2)	$6
As of October 31, 2018
Derivative assets	$515	$—	$515	$112	$299	(1)	$104
Derivative liabilities	$195	$—	$195	$112	$69	(2)	$14

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
Interest rate swaps agreements are designated as hedge relationships with gains or losses on the derivative recognized in interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gain on interest rate swap agreements recognized in earnings was $8 million for the three months ended July 31, 2019 and nil for the three months ended July 31, 2018. Gain on interest rate swap agreements recognized in earnings was $24 million for the nine months ended July 31, 2019 and loss of $11 million for the nine months ended July 31, 2018. Gains and losses are fully offset by changes in the fair value of the debt being hedged.
The pre-tax effect of derivative instruments in cash flow hedging relationships for the three and nine months ended July 31, 2019 was as follows:

	Gain Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2019	Nine months ended July 31, 2019	Location	Three months ended July 31, 2019	Nine months ended July 31, 2019
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$180	$271	Net revenue	$98	$289
			Cost of revenue	(12)	(28)
			Operating expenses	—	(2)
Total	$180	$271		$86	$259
The pre-tax effect of derivative instruments in cash flow hedging relationships for the three and nine months ended July 31, 2018 was as follows:

	Gain Recognized in Other Comprehensive Income ("OCI") on Derivatives (Effective Portion)		(Loss) Gain Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	Three months ended July 31, 2018	Nine months ended July 31, 2018	Location	Three months ended July 31, 2018	Nine months ended July 31, 2018
	In millions			In millions
Cash flow hedges:
Foreign currency contracts	$273	$19	Net revenue	$(20)	$(349)
			Cost of revenue	4	(14)
			Operating expenses	(1)	—
Total	$273	$19		$(17)	$(363)

As of July 31, 2019, HP expects to reclassify an estimated accumulated other comprehensive gain of $220 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in accumulated OCI based on the change of market rate, and therefore could have a different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and Other, net in the Consolidated Condensed Statements of Earnings for the three and nine months ended July 31, 2019 and 2018 was as follows:

	Three months ended July 31		Nine months ended July 31
	2019	2018	2019	2018
	In millions
Foreign currency contracts	$(59)	$5	$(116)	$(4)
Other derivatives	(3)	1	(12)	1
Total	$(62)	$6	$(128)	$(3)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)

Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of July 31, 2019		As of October 31, 2018
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Commercial paper	$—	—%	$854	2.5%
Current portion of long-term debt	295	3.6%	565	3.1%
Notes payable to banks, lines of credit and other	33	2.0%	44	1.7%
	$328		$1,463

Long-Term Debt

	As of
	July 31, 2019	October 31, 2018
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	$648	$648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	667	667
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	538	538
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	695	694
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	—	102
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	—	300
	4,246	4,647
Other, including capital lease obligations, at 0.51%-8.44%, due in calendar years 2019-2029	797	487
Fair value adjustment related to hedged debt	(3)	(28)
Unamortized debt issuance cost	(15)	(17)
Current portion of long-term debt	(295)	(565)
Total long-term debt	$4,730	$4,524

(1)	HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.
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
Commercial Paper
As of July 31, 2019, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Borrowings (Continued)

Credit Facility
As of July 31, 2019, HP maintained a $4.0 billion, senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until March 30, 2023. Commitment fees, interest rates and other terms of borrowing under the credit facility vary based on HP’s external credit ratings. As of July 31, 2019, HP was in compliance with the financial covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of July 31, 2019, HP and its subsidiaries had available borrowing resources of $695 million from uncommitted lines of credit in addition to the commercial paper and revolving credit facility discussed above.

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three and nine months ended July 31, 2019, HP executed share repurchases of 26 million shares and 92 million shares and settled total shares for $0.5 billion and $1.9 billion, respectively. During the three and nine months ended July 31, 2018, HP executed share repurchases of 31 million shares and 86 million shares and settled total shares for $0.7 billion and $2.0 billion, respectively.
The shares repurchased during the nine months ended July 31, 2019 and 2018 were all open market repurchase transactions. On June 19, 2018, HP’s Board of Directors authorized an additional $4.0 billion for future repurchases of its outstanding shares of common stock. As of July 31, 2019, HP had approximately $2.0 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
Tax effects related to Other Comprehensive Income (Loss)

	Three months ended July 31		Nine months ended July 31
	2019	2018	2019	2018
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax benefit on unrealized losses arising during the period	$—	$—	$—	$1
	—	—	—	1
Tax effect on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(7)	(26)	(23)	7
Tax provision (benefit) on (gains) losses reclassified into earnings	14	(2)	34	(34)
	7	(28)	11	(27)
Tax effect on change in unrealized components of defined benefit plans:
Tax benefit (provision) on gains (losses) arising during the period	4	(1)	5	(1)
Tax provision on amortization of actuarial loss and prior service benefit	(3)	(2)	(9)	(8)
Tax provision on curtailments, settlements and other(1)	(79)	—	(78)	—
	(78)	(3)	(82)	(9)
Tax effect on change in cumulative translation adjustment	8	—	6	—
Tax provision on other comprehensive income (loss)	$(63)	$(31)	$(65)	$(35)

(1)	See Note 1, “Basis of Presentation” for detailed information around adoption of FASB issued guidance, eliminating the stranded tax effects in other comprehensive income resulting from the TCJA.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended July 31		Nine months ended July 31
	2019	2018	2019	2018
	In millions
Other comprehensive income (loss), net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$—	$2	$—	$(2)
Losses (gains) reclassified into earnings	—	—	3	(5)
	—	2	3	(7)
Change in unrealized components of cash flow hedges:
Unrealized gains arising during the period	173	247	248	26
(Gains) losses reclassified into earnings	(72)	15	(225)	329
	101	262	23	355
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(12)	1	(15)	1
Amortization of actuarial loss and prior service benefit(1)	8	9	25	28
Curtailments, settlements and other	(38)	1	(38)	2
	(42)	11	(28)	31
Change in cumulative translation adjustment	(22)	—	(16)	—
Other comprehensive income (loss), net of taxes	$37	$275	$(18)	$379

(1)	These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.
The components of accumulated other comprehensive income (loss), net of taxes and changes were as follows:

	Nine months ended July 31, 2019
	Net unrealized gains on available-for-sale debt securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$5	$291	$(1,141)	$—	$(845)
Other comprehensive income (loss) before reclassifications	—	248	(15)	(5)	228
Reclassifications of losses (gains) into earnings	3	(225)	25	(11)	(208)
Reclassifications of curtailments, settlements and other into earnings	—	—	(38)	—	(38)
Balance at end of period	$8	$314	$(1,169)	$(16)	$(863)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended July 31		Nine months ended July 31
	2019	2018	2019	2018
	In millions, except per share amounts
Numerator:
Net earnings	$1,179	$880	$2,764	$3,876
Denominator:
Weighted-average shares used to compute basic net EPS	1,499	1,601	1,528	1,627
Dilutive effect of employee stock plans	9	17	9	18
Weighted-average shares used to compute diluted net EPS	1,508	1,618	1,537	1,645
Net earnings per share:
Basic	$0.79	$0.55	$1.81	$2.38
Diluted	$0.78	$0.54	$1.80	$2.36
Anti-dilutive weighted-average stock-based compensation awards(1)	7	—	6	—

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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of July 31, 2019, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
Hewlett-Packard Company v. Oracle Corporation.  On June 15, 2011, HP filed suit against Oracle Corporation (“Oracle”) in California Superior Court in Santa Clara County in connection with Oracle’s March 2011 announcement that it was discontinuing software support for HP’s Itanium-based line of mission-critical servers. HP asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases. HP prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP’s Itanium-based servers for as long as HP decided to sell such servers. The second phase of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP’s damages claim infringed on Oracle’s First Amendment rights. On August 27, 2015, the California Court of Appeals rejected Oracle’s appeal. The matter was remanded to the trial court for the second phase of the trial, which began on May 23, 2016 and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP, awarding HP approximately $3.0 billion in damages, which included approximately $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for HP for this amount with interest accruing until the judgment is paid. Oracle’s motion for a new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. Both parties have filed opening briefs.  The Court of Appeals will schedule oral argument after the case is fully briefed. HP expects that the appeals process could take several years to complete. Litigation is unpredictable, and there can be no assurance that HP will recover damages, or that any award of damages will be for the amount awarded by the jury’s verdict. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the Separation.
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs originally sought to certify a nationwide collective class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a workforce reduction (“WFR”) plan on or after May 23, 2012 and who were 40 years of age or older. Plaintiffs also originally sought to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after May 23, 2012. Following a partial motion to dismiss, a motion to strike and a motion to compel arbitration that the defendants filed in November 2016, the plaintiffs amended their complaint.  New plaintiffs were added, but the plaintiffs agreed that the class period for the putative nationwide ADEA collective action should be shortened and now starts, at the earliest, on December 9, 2014. The plaintiffs also agreed that the class period for the putative California state law class action should be shortened and now starts on August 18, 2012. On January 30, 2017, the defendants filed another partial motion to dismiss and motions to compel arbitration as to several of the plaintiffs. On March 20, 2017, the defendants filed additional motions to compel arbitration as to a number of the opt-in plaintiffs. On September 20, 2017, the Court granted the motions to compel arbitration as to the plaintiffs and opt-ins who signed WFR release agreements, denied the pending motion to dismiss without prejudice, stayed the action and administratively closed the case pending the completion of the compelled arbitrations. On November 30, 2017, three named plaintiffs and twelve opt-in plaintiffs filed a single arbitration demand.  An additional arbitration claimant was added later by stipulation. On

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)

December 22, 2017, the defendants filed a motion to: (1) stay the claims of individuals not subject to arbitration and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand.  On February 6, 2018, the Court granted the motion to stay and denied the motion to enjoin. Pre-arbitration mediation proceedings took place on October 4 and 5, 2018, and the claims of all 16 arbitration claimants were resolved. Between November 2018 and April 2019, an additional 154 individuals filed consents to opt‐in to the action as party‐plaintiffs. Of the new opt-ins, 145 signed separation agreements that include class waivers and mandatory arbitration provisions. The addition of these opt-ins brings the total number of named and opt-in plaintiffs to 193. Mediation proceedings took place in June 2019 with respect to the 145 op-ins who signed separation agreements, and the parties are continuing to engage in settlement discussions. The stay of the litigation remains in place.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)

Class Actions re Authentication of Supplies. Five purported consumer class actions were filed against HP, arising out of the supplies authentication protocol in certain OfficeJet printers.  This authentication protocol rejects some third-party ink cartridges that use non-HP security chips.  Two of the cases were dismissed, and the remaining cases were consolidated in the United States District Court for the Northern District of California, captioned In re HP Printer Firmware Update Litigation. The remaining plaintiffs’ consolidated amended complaint was filed on February 15, 2018, alleging eleven causes of action: (1) unfair and unlawful business practices in violation of the Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.; (2) fraudulent business practices in violation of the Unfair Competition Law, Cal. Bus. & Prof. Code § 17200, et seq.; (3) violations of the False Advertising Law, Cal. Bus. & Prof. Code § 17500, et seq.; (4) violations of the Consumer Legal Remedies Act, Cal. Civ. Code § 1750, et seq.; (5) violations of the Texas Deceptive Trade Practices ‒ Consumer Protection Act, Tex. Bus. & Com. Code Ann. § 17.01, et seq.; (6) violations of the Washington Consumer Protection Act, Wash. Rev. Code Ann. § 19.86.010, et seq.; (7) violations of the New Jersey Consumer Fraud Act, New Jersey Statutes Ann. 56:8-1, et seq.; (8) violations of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030, et seq.; (9) violations of the California Computer Data Access and Fraud Act, Cal. Penal Code § 502; (10) Trespass to Chattels; and (11) Tortious Interference with Contractual Relations and/or Prospective Economic Advantage. On February 7, 2018, the plaintiffs moved to certify an injunctive relief class of “[a]ll persons in California who own a Class Printer” under the “unfair” prong of the California unfair competition statute and a class of “[a]ll persons in the United States who purchased a Class Printer and experienced a print failure while using a non-HP aftermarket cartridge during the period between March 1, 2015 and December 31, 2017” under the Computer Fraud and Abuse Act and common law trespass to chattels. On March 29, 2018, the court granted in part and denied in part HP’s motion to dismiss. The court dismissed the plaintiffs’ claim under the “unfair” prong of the California unfair competition statute, claims under the non-California consumer protection statutes, and claim for tortious interference with contractual relations and/or prospective economic advantage. The court also dismissed in part the plaintiffs’ fraud-based claims under the California consumer protection statutes and computer hacking claims under the Computer Fraud and Abuse Act and California Computer Data Access and Fraud Act. The court denied HP’s motion to dismiss with respect to the plaintiffs’ claim for trespass to chattels and claim under the “unlawful” prong of the California unfair competition statute. The court granted the plaintiffs leave to amend on all of the dismissed claims, except the California Computer Data Access and Fraud Act claim to the extent it was based on two specific subsections of that statute. On September 18, 2018, the parties entered into a Settlement Agreement and Release pursuant to which the plaintiffs agreed to dismiss all claims against HP in exchange for a $1.5 million payment to the class and an agreement that HP would not reinstall the authentication protocol on the printers at issue.   The plaintiffs filed a motion for preliminary approval of the settlement, which was granted by the court on November 19, 2018.  Notice of the settlement was given to the class beginning on January 7, 2019, and the period for individuals to opt out of or object to the settlement ended in March 2019.  The court granted final approval of the class settlement on April 25, 2019.  On June 28, 2019, the court granted in part the plaintiffs’ motion for attorneys’ fees, awarding $1.9 million in attorneys’ fees and costs to class counsel. HP has paid the fee award and neither party has filed an appeal. The claims administrator is reviewing class members’ claims and will be administering the settlement fund to class members in the coming months.
Neodron Patent Litigation.  On May 21, 2019, Neodron Ltd. (“Neodron”) filed a patent infringement lawsuit against Hewlett Packard Enterprise in U.S. District Court for the Western District of Texas.  On the same day, Neodron filed a companion complaint with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act of 1930 against seven sets of respondents, including Hewlett Packard Enterprise.  On May 23 and June 14, 2019, Neodron filed amended complaints in the ITC and the Western District of Texas, respectively, to replace Hewlett Packard Enterprise with HP.  Both complaints allege that certain touch-controlled devices infringe four patents owned by Neodron.  On June 19, 2019, the ITC instituted an investigation.  The ITC hearing is scheduled to begin on March 23, 2020, and the ITC’s target date for completion of the investigation is October 26, 2020.  The district court action is stayed pending resolution of the ITC proceedings.  In the ITC proceeding, Neodron seeks an order enjoining HP from importing, selling for importation, or selling after importation certain touch-controlled notebook computers and tablets.  On June 28, 2019, Neodron filed a second lawsuit in the Western District of Texas, asserting four additional patents against HP touch-controlled devices. Neodron seeks unspecified damages and a permanent injunction, among other remedies.
Slingshot Printing LLC Litigation.  On June 11, 2019, Slingshot Printing LLC filed three complaints in U.S. District Court in the Western District of Texas alleging HP infringes or has infringed sixteen patents.  The accused products include inkjet printers, cartridges, and printheads.  The complaints seek monetary damages.
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

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

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
HP records tax indemnification receivables from various third parties for certain tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by those same third parties under existing legal agreements. HP records a tax indemnification payable to various third parties under these agreements when management believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. The actual amount that the parties pay or may be obligated to pay could vary depending on the outcome of certain unresolved tax matters and determination of such obligation under the terms of such legal agreements, which may not be resolved for several years. The net receivable as of July 31, 2019 and October 31, 2018 were $0.1 billion and $1.0 billion, respectively. During the three months ended July 31, 2019, $764 million of indemnification receivables was reduced primarily due to resolution of various tax matters.
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

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

HP’s aggregate product warranty liabilities and changes were as follows:

Nine months ended July 31, 2019
In millions
Balance at beginning of period	$915
Accruals for warranties issued	777
Adjustments related to pre-existing warranties (including changes in estimates)	(1)
Settlements made (in cash or in kind)	(786)
Balance at end of period	$905

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

In millions
Goodwill	$375
Amortizable intangible assets	300
Net liabilities assumed	(197)
Total fair value of consideration	$478

Note 15: Intangible Assets
HP’s intangible assets were composed of:

	As of July 31, 2019			As of October 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$375	$113	$262	$112	$88	$24
Technology, patents and trade name	634	233	401	601	172	429
Total intangible assets	$1,009	$346	$663	$713	$260	$453
During the nine months ended July 31, 2019, the increase in gross intangible assets was primarily due to intangible assets resulting from the acquisition of the Apogee group, which are based on preliminary fair value estimates of the assets acquired.
The weighted-average useful lives of intangible assets acquired during the period are as follows:

Weighted-Average Useful Life
Customer contracts, customer lists and distribution agreements	9
Technology, patents and trade name	7

As of July 31, 2019, estimated future amortization expense related to intangible assets was as follows:

Fiscal year	In millions
Remainder of 2019	$29
2020	118
2021	117
2022	116
2023	115
Thereafter	168
Total	$663

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

•
Results of Operations.  An analysis of our operations financial results comparing the three and nine months ended July 31, 2019 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.

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

•
In Personal Systems, our strategic focus is on profitable growth through hyper market segmentation with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, we are investing in end point services and solutions. We are focused on Services including Device as a Service as the market begins to shift to contractual solutions. We believe that we are well positioned due to our competitive product lineup.

•
In Printing, our strategic growth focus is on shift to contractual solutions and Graphics, as well as expanding our footprint in the 3D printing marketplace. The shift to contractual solutions includes a continued focus on MPS and Instant Ink, supporting our strategy of placing higher value printer units (including our A3 products and solutions) which offer strong annuity of toner and ink. In Graphics, we are focused on innovations such as our Indigo and Latex product offerings, which support growth in our Graphics solutions business. We continue to execute on our key initiatives of focusing on high-value products targeted at high usage categories and introducing new revenue delivery models.

We continue to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. One set of challenges relates to dynamic market trends, such as forecasted declining PC Client markets and home printing markets. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting competitive pressure in targeted areas and are entering new markets, our emerging competitors are introducing new technologies and business models, and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution in an evolving distribution and reseller landscape, with increasing online and omnichannel presence. Additional challenges we face at the segment level are set forth below.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

•	In Personal Systems, we face challenges with industry component availability and a competitive pricing environment.

•
In Printing, we obtain many components from single sources due to technology, availability, price, quality or other considerations. For instance, we source the majority of our A4 and a portion of our A3 portfolio of laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement. We also face challenges in Printing due to our multi-tier distribution network, primarily in EMEA, including limiting grey marketing and the potential misuse of pricing programs. A competitive pricing environment, including from non-original supplies (which includes imitation, refill or remanufactured alternatives), and a weakened market in certain geographies with associated pricing sensitivity of our customers also present challenges in Printing.

Our business and financial performance also depend significantly on worldwide economic conditions. Accordingly, we face global macroeconomic challenges, tariff-driven headwinds, uncertainty in the markets, volatility in exchange rates, weaker macroeconomic conditions and evolving dynamics in the global trade environment. The full impact of these and other global macroeconomic challenges on our business cannot be known at this time.
To address these challenges, we continue to pursue innovation with a view towards developing new products and services aligned with generating market demand and meeting the needs of our customers and partners. In addition, we continue to work on improving our operations and adapting our business models, with a particular focus on enhancing our end-to-end processes, analytics and efficiencies. We also continue to work on optimizing our sales coverage models, aligning our sales incentives with our strategic goals, improving channel execution and inventory management, strengthening our capabilities in our areas of strategic focus, strengthening our pricing discipline, and developing and capitalizing on market opportunities.
We typically experience higher net revenues in our fourth quarter compared to other quarters in our fiscal year due in part to seasonal holiday demand. Historical seasonal patterns should not be considered reliable indicators of our future net revenues or financial performance.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part II of this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Our management believes that there have been no significant changes during the nine months ended July 31, 2019 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, except as mentioned previously in “Note 1: Basis of Presentation”, we have adopted the new revenue standard in first quarter of fiscal 2019 and the accounting policy is updated.
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
When a sales arrangement contains multiple performance obligations, such as hardware and/or services, we allocate revenue to each performance obligation in proportion to their selling price. The selling price for each performance obligation is based on its standalone selling price (“SSP”). We establish SSP using the price charged for a performance obligation when sold separately (“observable price”) and, in some instances, using the price established by management having the relevant authority. When observable price is not available, we establish SSP based on management’s judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life-cycle. Consideration is also given to market conditions such as competitor pricing strategies and technology industry life cycles. We may modify or develop new go-to-market practices in the future, which may result in changes in selling prices, impacting standalone selling price determination. In most arrangements with multiple performance obligations, the transaction price is allocated to each performance obligation at the inception of the arrangement based on their relative selling price. However, the aforementioned factors may result in a different SSP determination applying management judgments and estimates. This may change the pattern and timing of revenue recognition for identical arrangements executed in future periods but will not change the total revenue recognized for any given arrangement.
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
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2019		2018		2019		2018
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$14,603	100.0%	$14,586	100.0%	$43,349	100.0%	$43,106	100.0%
Cost of revenue	(11,698)	(80.1)%	(11,898)	(81.6)%	(35,103)	(81.0)%	(35,134)	(81.5)%
Gross profit	2,905	19.9%	2,688	18.4%	8,246	19.0%	7,972	18.5%
Research and development	(413)	(2.8)%	(347)	(2.4)%	(1,110)	(2.6)%	(1,050)	(2.4)%
Selling, general and administrative	(1,376)	(9.5)%	(1,289)	(8.8)%	(3,963)	(9.1)%	(3,836)	(8.9)%
Restructuring and other charges	(17)	(0.1)%	(4)	—%	(141)	(0.3)%	(92)	(0.3)%
Acquisition-related credits (charges)	9	0.1%	(10)	(0.1)%	(12)	—%	(97)	(0.2)%
Amortization of intangible assets	(29)	(0.2)%	(20)	(0.1)%	(87)	(0.2)%	(60)	(0.1)%
Earnings from operations	1,079	7.4%	1,018	7.0%	2,933	6.8%	2,837	6.6%
Interest and other, net	(831)	(5.7)%	—	—%	(902)	(2.1)%	(831)	(1.9)%
Earnings before taxes	248	1.7%	1,018	7.0%	2,031	4.7%	2,006	4.7%
Benefit from (provision for) taxes	931	6.4%	(138)	(1.0)%	733	1.7%	1,870	4.3%
Net earnings	$1,179	8.1%	$880	6.0%	$2,764	6.4%	$3,876	9.0%
Net Revenue
For the three months ended July 31, 2019, total net revenue remained flat (increased 2% on a constant currency basis) as compared to the prior-year period. U.S. net revenue increased 2% to $5.4 billion, while net revenue from international operations decreased 1% to $9.2 billion. Net revenue remained flat primarily due to increases in net revenue from Desktops and Notebooks offset by unfavorable foreign currency impacts and a decline in Supplies.
For the nine months ended July 31, 2019, total net revenue increased 1% (increased 2% on a constant currency basis) as compared to the prior-year period. U.S. net revenue remained flat at $15.0 billion, while net revenue from international operations increased 1% to $28.4 billion. The increase in net revenue was primarily driven by growth in Desktops, Notebooks and Consumer Printing Hardware, partially offset by unfavorable foreign currency impacts and a decline in Supplies.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
Our gross margin increased by 1.5 percentage points and 0.5 percentage points for the three and nine months ended July 31, 2019, respectively, as compared to the prior-year period. The increases were primarily due to higher rate in Personal Systems driven by lower supply chain costs.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Research and Development (“R&D”)
R&D expense increased by 19.0% and 5.7% for the three and nine months ended July 31, 2019, respectively, as compared to the prior-year period, primarily due to continuing investments in innovation and key growth initiatives.
Selling, General and Administrative (“SG&A”)
SG&A expense increased by 6.7% and 3.3% for the three and nine months ended July 31, 2019, respectively, as compared to the prior-year period, primarily driven by increased investments in key growth initiatives and go-to-market in Personal Systems and investment in digital infrastructure.
Restructuring and Other Charges
Restructuring and other charges for the three and nine months ended July 31, 2019 relate primarily to the Fiscal 2017 Plan.
Acquisition-Related Credits (Charges)
Acquisition-related charges for the three and nine months ended July 31, 2019 relate primarily to third-party professional and legal fees, and integration-related costs.
Amortization of Intangible Assets
Amortization of intangible assets for the three and nine months ended July 31, 2019 relate primarily to intangible assets resulting from the acquisitions of Samsung’s printer business and the Apogee group.
Interest and Other, Net
Interest and other, net expense increased by $831 million and $71 million for the three and nine months ended July 31, 2019, respectively, as compared to the prior-year period, primarily due to reversal of indemnification receivables from Hewlett Packard Enterprise pertaining to various audit settlements during the three months ended July 31, 2019.
Benefit from (Provision for) Taxes
Our effective tax rate was (375.4)% and 13.6% for the three months ended July 31, 2019 and 2018, respectively, and (36.1)% and (93.2)% for the nine months ended July 31, 2019 and 2018, respectively. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and nine months ended July 31, 2019 is primarily due to the resolution of various audits, transitional impacts of U.S. tax reform, and favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. For the three and nine months ended July 31, 2018 our effective tax rate generally differs from the U.S. federal statutory blended rate of 23% due to transitional impacts of U.S. tax reform and resolution of various audits and tax litigation, partially offset by favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world.
During the three and nine months ended July 31, 2019, we recorded $1.1 billion of net income tax benefits related to discrete items in the provision for taxes. This amount included tax benefits of $1.0 billion related to various audit settlements, $75 million due to the ability to utilize tax attributes, along with $57 million and $78 million for the three and nine months ended July 31, 2019, respectively, related to U.S. tax reform as a result of new guidance issued by the U.S. Internal Revenue Service. These benefits were partially offset by valuation allowance charges of $98 million for the three and nine months ended July 31, 2019. In addition to the discrete items mentioned above, we recorded $21 million of excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units for the nine months ended July 31, 2019.
During the three and nine months ended July 31, 2018, we recorded $7 million and $2.2 billion, respectively, of net tax benefits related to discrete items in the provision for taxes. As discussed in the Note 5 “Taxes on Earnings” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, we had not yet completed our analysis of the full impact of TCJA. For the three months ended July 31, 2018, we recorded net tax benefits of $12 million related to acquisition costs offset by other charges of $5 million. For the nine months ended July 31, 2018, we recorded $5.5 billion net benefit for the decrease in our deferred tax liability on unremitted foreign earnings and $1.5 billion net tax benefit related to audit settlements. These benefits were partially offset by $3.2 billion net expense for the deemed repatriation tax, $1.2 billion net expense for remeasurement of our deferred tax assets and liabilities to the new U.S. statutory tax rate and $379 million related to remeasurement of our U.S. deferred tax assets that were expected to be realized at a lower rate. In addition to the discrete items mentioned above, we recorded $2 million and $36 million, respectively, of excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units for the three and nine months ended July 31, 2018.

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

Personal Systems

	Three months ended July 31			Nine months ended July 31
	2019	2018	% Change	2019	2018	% Change
	Dollars in millions
Net revenue	$9,690	$9,395	3.1%	$28,268	$27,597	2.4%
Earnings from operations	$547	$362	51.1%	$1,342	$1,026	30.8%
Earnings from operations as a % of net revenue	5.6%	3.9%		4.7%	3.7%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change	Net Revenue		Weighted Net Revenue Change
	2019	2018		2019	2018
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Notebooks	$5,630	$5,634	—	$16,648	$16,382	1.0
Desktops	3,111	2,869	2.5	8,908	8,576	1.2
Workstations	609	588	0.2	1,740	1,669	0.2
Other	340	304	0.4	972	970	—
Total Personal Systems	$9,690	$9,395	3.1	$28,268	$27,597	2.4
Three months ended July 31, 2019 compared with three months ended July 31, 2018
Personal Systems net revenue increased 3.1% (increased 5.8% on a constant currency basis) for the three months ended July 31, 2019 as compared to the prior-year period. The net revenue increase was primarily due to growth in Desktops, Notebooks and Workstations, partially offset by unfavorable foreign currency impacts. The net revenue increase was driven by a 4.7% increase in unit volume, partially offset by a 1.5% decrease in average selling prices (“ASPs”), as compared to the prior-year period. The increase in unit volume was primarily due an increase in Commercial units, partially offset by a decline in Consumer units driven by demand weakness. Consequently, Commercial revenue increased 9.9% and Consumer revenue decreased 11.5% for the three months ended July 31, 2019 as compared to the prior-year period. The decrease in ASPs was primarily due to unfavorable foreign currency impacts, partially offset by positive mix shifts and higher pricing.
Net revenue increased 8.4% in Desktops and 3.6% in Workstations and decreased 0.1% in Notebooks as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue increased by 1.7 percentage points for the three months ended July 31, 2019 as compared to the prior-year period, primarily due to an increase in gross margin, partially offset by an increase in operating expenses. The increase in gross margin was primarily due to lower supply chain costs, partially offset by lower ASPs. The increase in operating expenses was primarily due to increased investments in key growth initiatives and go-to-market.
Nine months ended July 31, 2019 compared with nine months ended July 31, 2018
Personal Systems net revenue increased 2.4% (increased 4.6% on a constant currency basis) for the nine months ended July 31, 2019 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks, Desktops and Workstations, partially offset by unfavorable foreign currency impacts. The net revenue increase was driven by a 2.3% increase in ASPs, as compared to the prior-year period, primarily driven by higher pricing and positive mix shifts, partially offset by unfavorable foreign currency impacts. Increase in Commercial units was offset by a decline in Consumer units driven by demand weakness. Consequently, Commercial revenue increased 6.6% and Consumer revenue decreased 6.0% for the nine months ended July 31, 2019 as compared to the prior-year period.
Net revenue increased 1.6% in Notebooks, 3.9% in Desktops and 4.3% in Workstations as compared to the prior-year period.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Personal Systems earnings from operations as a percentage of net revenue increased by 1.0 percentage points for the nine months ended July 31, 2019 as compared to the prior-year period. The increase was primarily due to an increase in gross margin, primarily due to higher ASPs and lower supply chain costs.

Printing

	Three months ended July 31			Nine months ended July 31
	2019	2018	% Change	2019	2018	% Change
	Dollars in millions
Net revenue	$4,912	$5,188	(5.3)%	$15,084	$15,505	(2.7)%
Earnings from operations	$765	$829	(7.7)%	$2,425	$2,465	(1.6)%
Earnings from operations as a % of net revenue	15.6%	16.0%		16.1%	15.9%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change	Net Revenue		Weighted Net Revenue Change
	2019	2018		2019	2018
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$3,164	$3,405	(4.6)	$9,762	$10,190	(2.8)
Commercial Hardware	1,160	1,129	0.6	3,429	3,311	0.8
Consumer Hardware	588	654	(1.3)	1,893	2,004	(0.7)
Total Printing	$4,912	$5,188	(5.3)	$15,084	$15,505	(2.7)
Three months ended July 31, 2019 compared with three months ended July 31, 2018
Printing net revenue decreased 5.3% (decreased 4.5% on a constant currency basis) for the three months ended July 31, 2019 as compared to the prior-year period. The decline in net revenue was primarily driven by a decline in Supplies. Net revenue for Supplies decreased 7.1% as compared to the prior-year period, primarily due to demand weakness. Printer unit volume decreased 9.3% and ASPs increased 4.6% as compared to the prior-year period. The decrease in printer unit volume was primarily driven by unit decreases in Consumer Hardware. Printer ASPs increased primarily due to favorable mix.
Net revenue for Commercial Hardware increased by 2.7% as compared to the prior-year period, primarily due to the acquisition of the Apogee group.
Net revenue for Consumer Hardware decreased 10.1% as compared to the prior-year period, primarily due to a 10.1% decrease in printer unit volume. The unit volume decrease was primarily driven by the Inkjet Home Consumer and LaserJet Home Business.
Printing earnings from operations as a percentage of net revenue decreased by 0.4 percentage points for the three months ended July 31, 2019 as compared to the prior-year period, primarily due to lower Supplies revenue.
Nine months ended July 31, 2019 compared with nine months ended July 31, 2018
Printing net revenue decreased 2.7% (decreased 2.3% on a constant currency basis) for the nine months ended July 31, 2019 as compared to the prior-year period. The decline in net revenue was primarily driven by a decline in Supplies and Consumer Hardware, partially offset by an increase in Commercial Hardware. Net revenue for Supplies decreased 4.2% as compared to the prior-year period, primarily due to demand weakness. Printer unit volume decreased 3.5% as compared to the prior-year period. The decrease in printer unit volume was primarily driven by unit decrease in Consumer Hardware.
Net revenue for Commercial Hardware increased by 3.6% as compared to the prior-year period, primarily due to the acquisition of the Apogee group.
Net revenue for Consumer Hardware decreased 5.5% as compared to the prior-year period, due to a 3.8% decrease in printer unit volume and 2.3% decrease in ASPs. The unit volume decrease was primarily driven by the InkJet Home Consumer Business and LaserJet Home Business. The decrease in ASPs was primarily driven by unfavorable foreign currency impacts.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Printing earnings from operations as a percentage of net revenue increased by 0.2 percentage points for the nine months ended July 31, 2019 as compared to the prior-year period, primarily due to decrease in operating expenses, partially offset by decline in gross margin. The gross margin decrease was primarily driven by lower Supplies revenue. Operating expenses as a percentage of net revenue decreased primarily due to operating expense spend favorability.
Corporate Investments
The loss from operations in Corporate Investments for the three and nine months ended July 31, 2019 was primarily due to expenses associated with our incubation projects.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support our operating businesses, capital expenditures, acquisitions, restructuring activities, maturing debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We are able to supplement this short-term liquidity, if necessary, with broad access to capital markets and credit facilities made available by various domestic and foreign financial institutions. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part II of this report and the market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this report.
Our cash and cash equivalents balances are held in numerous locations throughout the world, with almost majority of those amounts held outside of the United States. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Our cash position remains strong, and we expect that our cash balances, anticipated cash flow generated from operations and access to capital markets will be sufficient to cover our expected near-term cash outlays.
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
Liquidity
Our key cash flow metrics were as follows:

	Nine months ended July 31
	2019	2018
	In millions
Net cash provided by operating activities	$4,066	$3,560
Net cash used in investing activities	(211)	(803)
Net cash used in financing activities	(4,102)	(3,559)
Net decrease in cash and cash equivalents	$(247)	$(802)
Operating Activities
Compared to the corresponding period in fiscal year 2018, net cash provided by operating activities increased by $0.5 billion for the nine months ended July 31, 2019, primarily due to higher earnings from operations adjusted for non-cash items, partially offset by working capital management activities.
Working Capital Metrics
Management utilizes current cash conversion cycle information to manage HP’s working capital levels. Our working capital metrics and cash conversion cycle impacts were as follows:

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	As of			As of
	July 31, 2019	October 31, 2018	Change	July 31, 2018	October 31, 2017	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	33	30	3	28	29	(1)	5
Days of supply in inventory (“DOS”)	44	43	1	46	46	—	(2)
Days of purchases outstanding in accounts payable (“DPO”)	(113)	(105)	(8)	(108)	(105)	(3)	(5)
Cash conversion cycle	(36)	(32)	(4)	(34)	(30)	(4)	(2)
July 31, 2019 as compared to July 31, 2018
The cash conversion cycle is the sum of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. The increase in DSO was primarily due to unfavorable revenue linearity and an increase in accounts receivable driven by reclassification of certain balances to other accrued liabilities, pursuant to adoption of the new revenue standard in the first quarter of fiscal 2019.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The decrease in DOS was primarily due to reduction in inventory driven by reclassification of certain balances to other current assets, pursuant to adoption of the new revenue standard in the first quarter of fiscal 2019.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The increase in DPO was primarily due to working capital management activities, partially offset by lower inventory purchasing volume.
Investing Activities
Compared to the corresponding period in fiscal year 2018, net cash used in investing activities decreased by $0.6 billion for the nine months ended July 31, 2019, primarily due to lower net payments for acquisitions.
Financing Activities
Compared to the corresponding period in fiscal year 2018, net cash used in financing activities increased by $0.5 billion for the nine months ended July 31, 2019, primarily due to a decrease in outstanding commercial paper amounts of $2.0 billion, partially offset by lower payment of debt of $1.5 billion.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Outstanding borrowings decreased to $5.1 billion as of July 31, 2019 as compared to $6.0 billion as of October 31, 2018, bearing weighted-average interest rates of 4.6% and 4.3% for July 31, 2019 and October 31, 2018, respectively.
Our weighted-average interest rate reflects the average effective rate on our borrowings prevailing during the period and reflects the impact of interest rate swaps. For more information on our interest rate swaps, see Note 8, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of July 31, 2019, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, that will be available until March 30, 2023 and is primarily to support the issuance of commercial paper. Funds borrowed under this revolving credit facility may also be used for general corporate purposes.
Available Borrowing Resources
We had the following resources available to obtain short or long-term financing in addition to the commercial paper and revolving credit facility discussed above:

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

As of July 31, 2019
In millions
2016 Shelf Registration Statement	Unspecified
Uncommitted lines of credit	$695
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
CONTRACTUAL AND OTHER OBLIGATIONS
Retirement and Post-Retirement Benefit Plan Contributions
As of July 31, 2019, we anticipate making contributions for the remainder of fiscal year 2019 of approximately $27 million to our non-U.S. pension plans, $8 million to cover benefit payments to U.S. non-qualified pension plan participants and $4 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
We expect to make future cash payments of approximately $119 million in connection with our cost savings plans. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of July 31, 2019, we had approximately $509 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Payment of one-time transition taxes under the TCJA
The TCJA made significant changes to U.S. tax law resulting in a one-time gross transition tax of $3.0 billion on accumulated foreign earnings. We expect the actual cash payments for the tax to be much lower as we expect to reduce the overall liability by more than half once existing and future credits and other balance sheet attributes are used. The payments associated with this one-time transition tax will be paid over eight years beginning in the current fiscal year.

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

Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2019, and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. Other than the risk factors set forth below, there have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended January 31, 2019 and April 30, 2019.

If we are unsuccessful at addressing our business challenges, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
Our business faces many challenges we must address. One set of challenges relates to dynamic and accelerating market trends, which may include declines in the markets in which we operate. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets; our emerging competitors are introducing new technologies and business models; and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution. For example, we may fail to develop innovative products and services, maintain the manufacturing quality of our products, manage our global, multi-tier distribution network, limit potential misuse of pricing programs by our channel partners, adapt to new or changing marketplaces or successfully market new products and services, any of which could adversely affect our business and financial condition.
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
Even if we maintain or increase market share for a particular product, its financial performance could decline because the product is in a maturing industry or market segment or contains technology that is becoming obsolete. Financial performance could also decline due to increased competition from other types of products. For example, non-original supplies (including imitation, refill or remanufactured alternatives) for some of our LaserJet toner and InkJet cartridges compete with our Printing Supplies business. Customers are increasingly using online and omnichannel resellers and distributors to purchase our products. These resellers and distributors often sell our products alongside competing products, including non-original supplies, or they may highlight the availability of lower cost non-original supplies. We expect this competition will continue, and it may negatively impact our financial performance, particularly if large commercial customers purchase competing products instead of HP products.

Recent global, regional and local economic weakness and uncertainty could adversely affect our business and financial performance.
Our business and financial performance depend significantly on worldwide economic conditions and the demand for technology products and services in the markets in which we compete. Recent economic weakness and uncertainty in various markets throughout the world have resulted, and may result in the future, in decreased net revenue, gross margin, earnings or growth rates and in increased expenses and difficulty in managing inventory levels. For example, we have in the past experienced the impacts of macroeconomic weakness across many geographic regions and markets, and we may experience similar impacts in the future. Ongoing U.S. federal government spending limits may continue to reduce demand for our products and services from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services. Political developments impacting international trade, including continued uncertainty surrounding Brexit, trade disputes and increased tariffs, particularly between the United States and China, may negatively impact markets and cause weaker macroeconomic conditions or drive political or national sentiment weakening demand for our products and services.
Economic weakness and uncertainty and political or nationalist sentiment impacting global trade, including the willingness of non-U.S. consumers to purchase goods or services from U.S. corporations, may adversely affect demand for our products and services, may result in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges, and may make it more difficult for us to accurately forecast revenue, gross margin, cash flows and expenses.
We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers. In addition, our business may be disrupted if we are unable to obtain equipment, parts or components from our suppliers-and our suppliers from their suppliers-due to the insolvency of key suppliers or the inability of key suppliers to obtain credit.
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
Our inventory management is complex, as we continue to sell a significant mix of products through distributors. We must manage both owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing challenges. Our forecasts may not accurately predict demand, and distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance upon indirect distribution methods, including a multi-tiered channel, may reduce our visibility into inventories, demand and pricing trends and issues, and therefore make forecasting more difficult. Sales of our products by channel partners to unauthorized resellers or unauthorized resale of our products could also make our forecasting more difficult and impact pricing in the market. If we have excess or obsolete inventory, we may have to reduce our prices and write down inventory. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors. In addition, factors in different markets may cause differential discounting between the geographies where our products are sold, which makes it difficult to achieve global consistency in pricing and creates the opportunity for grey marketing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
May 2019	10,230	$19.38	10,230	$2,293,889
June 2019	8,053	$19.92	8,053	$2,133,491
July 2019	8,228	$21.18	8,228	$1,959,192
Total	26,511		26,511
On June 19, 2018, HP’s Board of Directors authorized $4.0 billion for future repurchases of its outstanding shares of common stock. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. HP intends to use repurchases from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. All share repurchases settled in the third quarter of fiscal year 2019 were open market transactions. As of July 31, 2019, HP had approximately $2.0 billion remaining under the share repurchase authorizations.

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
Date: August 29, 2019

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
		10-Q	001-04423	10(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(m)(m)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(n)(n)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015
10(o)(o)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(n)(n)	March 3, 2016
10(p)(p)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(o)(o)	March 3, 2016
10(q)(q)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(t)(t)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(u)(u)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(v)(v)	First Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-K	001-04423	10(u)(u)	December 15, 2016
10(w)(w)	Second Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-Q	001-04423	10(v)(v)	March 2, 2017
10(x)(x)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(y)(y)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(z)(z)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(a)(a)(a)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(z)(z)	March 2, 2017
10(b)(b)(b)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017

10(c)(c)(c)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(d)(d)(d)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(e)(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(d)(d)(d)	March 1, 2018
10(f)(f)(f)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(g)(g)(g)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(h)(h)(h)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(i)(i)(i)	Form of Grant Agreement for grants of stock options (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018
10(j)(j)(j)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10(j)(j)(j)	March 5, 2019
10(k)(k)(k)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
10(l)(l)(l)	Form of Grant Agreement for grants of restricted stock units (for use from July 1, 2019).*‡
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.‡
101.SCH	XBRL Taxonomy Extension Schema Document.‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.‡
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in Inline XBR.‡
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