Form 10-K
period 2019-10-31
HP INC
filed 2019-12-12
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
October 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $30,007,738,276 based on the last sale price of common stock on April 30, 2019.
The number of shares of HP Inc. common stock outstanding as of November 30, 2019 was 1,453,187,484 shares.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant’s definitive proxy statement related to its 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of October 31, 2019 are incorporated by reference into Part III of this Report.
III

HP INC. AND SUBSIDIARIES
Form 10-K
For the Fiscal Year ended October 31, 2019

In this report on Form 10-K, for all periods presented, “we”, “us”, “our”, “company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
        This Annual Report on Form 10-K, including “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the need to address the many challenges facing HP’s businesses; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy, business model changes and transformation; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution and reseller landscape; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; successfully competing and maintaining the value proposition of HP’s products, including supplies; the need to manage third-party suppliers, manage HP’s global, multi-tier distribution network, limit potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; the hiring and retention of key employees; the impact of macroeconomic and geopolitical trends and events; risks associated with HP’s international operations; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; the impact of changes in tax laws, including uncertainties related to the interpretation and application of the Tax Cuts and Jobs Act of 2017 on HP’s tax obligations and effective tax rate; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this report and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (“the SEC”). HP assumes no obligation and does not intend to update these forward-looking statements.

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
As part of the separation of Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses (the “Separation”) on November 1, 2015, HP and Hewlett Packard Enterprise entered into a separation and distribution agreement, an employee matters agreement and various other agreements which remain enforceable that provide a framework for the continuing relationships between the parties.
HP Products and Services; Segment Information
We have three reportable segments: Personal Systems, Printing and Corporate Investments. The Personal Systems segment offers commercial and consumer desktop and notebook personal computers (“PCs”), workstations, thin clients, commercial mobility devices, retail point-of-sale (“POS”) systems, displays and other related accessories, software, support and services. The Printing segment provides consumer and commercial printer hardware, supplies, solutions and services, as well as scanning devices. Corporate Investments includes HP Labs and certain business incubation and investment projects.
In each of the past three fiscal years, notebook PCs, printing supplies and desktop PCs each accounted for more than 10% of our consolidated net revenue.
Personal Systems
Personal Systems offers commercial and consumer desktop and notebook PCs, workstations, thin clients, commercial mobility devices, retail POS systems, displays and other related accessories, software, support and services. We group commercial notebooks, commercial desktops, commercial services, commercial mobility devices, commercial detachables and convertibles, workstations, retail POS systems and thin clients into commercial PCs and consumer notebooks, consumer desktops, consumer services and consumer detachables into consumer PCs when describing performance in these markets. Both commercial and consumer PCs maintain a multi-operating system, multi-architecture strategies using Microsoft Windows, Google Chrome, Android operating systems and use predominantly processors from Intel Corporation (“Intel”) and Advanced Micro Devices, Inc. (“AMD”).
Commercial PCs are optimized for use by enterprise, public sector and SMB customers, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in networked and cloud-based environments. Commercial PCs include the HP ProBook and HP EliteBook lines of notebooks, convertibles, and detachables, the HP Pro and HP Elite lines of business desktops and all-in-ones, retail POS systems, HP Thin Clients, HP Pro Tablet PCs and the HP notebook, desktop and Chromebook systems. Commercial PCs also include workstations that are designed and optimized for high-performance and demanding application environments including Z desktop workstations, Z all-in-ones and Z mobile workstations. Additionally, we offer a range of services and solutions to enterprise, public sector and SMB customers to help them manage the lifecycle of their PC and mobility installed base.
Consumer PCs are optimized for consumer usage, focusing on gaming, consuming multi-media for entertainment, managing personal life activities, staying connected, sharing information, getting things done for work including creating content, staying informed and security. These systems include HP Spectre, HP Envy, HP Pavilion, HP Chromebook, HP Stream, Omen by HP lines of notebooks and hybrids and HP Envy, HP Pavilion desktops and all-in-one lines, and Omen by HP desktops.
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
Office Printing Solutions delivers HP’s office printers, supplies, services, and solutions to SMBs and large enterprises. It also includes some Samsung Electronics Co., Ltd (“Samsung”)-branded and Original Equipment Manufacturer (“OEM”) hardware and solutions. HP goes to market through its extensive channel network and directly with HP sales.
Home Printing Solutions delivers innovative printing products, supplies, services and solutions for the home, home business and micro business customers utilizing both HP’s Ink and Laser technologies (including laser technology from some Samsung-branded products).
Graphics Solutions delivers large-format, commercial and industrial solutions and supplies to print service providers and packaging converters through a wide portfolio of printers and presses (HP DesignJet, HP Latex, HP Stitch, HP Indigo and HP PageWide Web Presses) and related components.
3D Printing and Digital Manufacturing offers a portfolio of additive manufacturing solutions and supplies to help customers succeed in their additive and digital manufacturing journey. HP offers complete solutions in collaboration with an ecosystem of partners.
Printing groups its global business capabilities into the following business units when reporting business performance:

•	Commercial Hardware consists of office printing solutions, graphics solutions and 3D Printing and Digital Manufacturing, excluding supplies;

•	Consumer Hardware consists of home printing solutions, excluding supplies; and

•
Supplies comprises a set of highly innovative consumable products, ranging from ink and laser cartridges to media, graphics supplies and 3D Printing and Digital Manufacturing supplies, for recurring use in consumer and commercial hardware.

Corporate Investments
Corporate Investments includes HP Labs and certain business incubation and investment projects.
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

The mix of our business conducted by direct sales or channel sales differs by business and geographic market. We believe that customer buying patterns and different geographic market conditions require us to tailor our sales, marketing and distribution efforts to the geographic market and sub-geographic specificities for each of our businesses. We are focused on driving the depth and breadth of our market coverage while identifying efficiencies and productivity gains in both our direct and indirect routes to market. Our businesses collaborate to accomplish strategic and process alignment where appropriate. For example, we typically assign an account manager to manage relationships across our business with large enterprise customers. The account manager is supported by a team of specialists with product and services expertise and drives both direct and indirect sales to their assigned customers. For other customers and for consumers, we typically manage both direct online sales as well as channel relationships with retailers mainly targeting consumers and small businesses and commercial resellers mainly targeting SMBs and mid-market accounts.
Manufacturing and Materials
We utilize a significant number of outsourced manufacturers (“OMs”) around the world to manufacture HP-designed products. The use of OMs is intended to generate cost efficiencies and reduce time to market for HP-designed products. We use multiple OMs to maintain flexibility in our supply chain and manufacturing processes. In some circumstances, third-party suppliers produce products that we purchase and resell under the HP brand. Additionally, we manufacture finished products from components and sub-assemblies that we acquire from a wide range of vendors.

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
We purchase materials, supplies and product sub-assemblies from a substantial number of vendors. For most of our products, we have existing alternate sources of supply or alternate sources of supply are readily available. However, we have relied on sole sources for some laser printer engines, LaserJet supplies, certain customized parts and parts for products with short life cycles (although some of these sources have operations in multiple locations, mitigating the effect of a disruption). For instance, we source the majority of our A4 and a portion of A3 portfolio laser printer engines and laser toner cartridges from Canon. Any decision by either party not to renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement.
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
For a discussion of risks attendant to our research and development activities, see “Risk Factors—If we cannot successfully execute our strategy and continue to develop, manufacture and market innovative products and services, our business and financial performance may suffer,” in Item 1A, which is incorporated herein by reference.
Patents

Our general policy has been to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. At October 31, 2019, our worldwide patent portfolio included over 27,000 patents.
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
For a discussion of risks attendant to IP rights, see “Risk Factors—Our financial performance may suffer if we cannot continue to develop, license or enforce the intellectual property rights on which our businesses depend”, “Risk Factors—Our products and services depend in part on IP and technology licensed from third parties” and “Risk Factors—Third-party claims of IP infringement are commonplace in our industry and successful third-party claims may limit or disrupt our ability to sell our products and services” in Item 1A, which is incorporated herein by reference.
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
Competition
We encounter strong competition in all areas of our business activity. We compete on the basis of technology, innovation, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support, security, availability of application software and internet infrastructure offerings, and our sustainability performance.
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
The competitive environment in which each key segment operates is described below:
Personal Systems. The markets in which Personal Systems operates are highly competitive and are characterized by price competition and introduction of new products and solutions. The PC market units showed marginal growth. Our primary competitors are Lenovo Group Limited, Dell Inc., Acer Inc., ASUSTeK Computer Inc., Apple Inc., Toshiba Corporation and Samsung Electronics Co., Ltd. In particular geographies, we also experience competition from local companies and from generically-branded or “white box” manufacturers. Our competitive advantages include our broad product portfolio, our innovation and research and development capabilities including security features, our designs, our brand and procurement leverage, our ability to cross-sell our portfolio of offerings, our extensive service and support offerings and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.
Printing. The markets for printer hardware and associated supplies are highly competitive. Printing’s key customer segments each face competitive market pressures in pricing and the introduction of new products. Our primary competitors include Canon Inc., Lexmark International, Inc., Xerox Corporation Ltd., Seiko Epson Corporation, The Ricoh Company Ltd. and Brother Industries, Ltd. In addition, independent suppliers offer non-original supplies (including imitation, refill and remanufactured alternatives), which are often available for lower prices but which can also offer lower print quality and reliability compared to HP original inkjet and toner supplies. These and other competing products are often sold alongside our products through online or omnichannel resellers or distributors, or such resellers and distributors may highlight the availability of lower cost non-original supplies. Our competitive advantages include our comprehensive high-quality solutions for the home, office and publishing environments, our innovation and research and development capabilities including security features, sustainability, our brand, and the accessibility of our products through a broad-based distribution strategy from retail and commercial channels to direct sales.
For a discussion of risks attendant to these competitive factors, see “Risk Factors—We operate in an intensely competitive industry and competitive pressures could harm our business and financial performance,” in Item 1A, which is incorporated herein by reference.
Sustainability
At HP, we believe in the power of technology to enable people and communities to change the world for the better. Sustainable impact is fundamental to our reinvention journey-fueling our innovation and growth, strengthening our business for the long term and enabling us to develop and deliver the best solutions to our customers.
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
Community. Through our technology, time and resources, we work to catalyze positive change in communities where we live, work and do business. As a result, we aim to unlock educational and economic opportunity through the power of technology and improve the vitality and resilience of our local communities.
Goals. Our current long-term sustainability goals are:
Planet

•
Use 30% post-consumer recycled content plastic (“RCP”) across our personal systems and print portfolio by 2025 (which refers to RCP as a percentage of total plastic used in all HP personal systems, printer hardware, and print cartridges shipped during the reporting year);

•	Use 100% renewable electricity in our global operations by 2035, with an interim goal of 60% by 2025;

•	Consistent with a science-based reduction target in line with 1.5℃, reduce Scope 1 and Scope 2 greenhouse gas (“GHG”) emissions in our global operations by 60% by 2025, compared to 2015;

•
Reduce the GHG emissions intensity of HP’s product portfolio use (which refers to per unit GHG emissions during anticipated product lifetime use weighted by contribution of personal systems and printing products to overall revenue arising from the use of more than 99% of HP product units shipped each year) by 30% by 2025, compared to 2015;

•
Reduce first-tier production supplier and product transportation-related GHG emissions intensity (which refers to the portion of first-tier production and product transportation suppliers’ reported GHG emissions attributable to HP divided by HP’s annual net revenue) by 10% by 2025, compared to 2015;

•	Help suppliers cut 2 million tonnes of carbon dioxide equivalent (CO2e) emissions between 2010 and 2025;

•	Achieve zero deforestation associated with HP brand paper and paper-based product packaging (which includes the box that comes with the product and all paper inside the box) by 2020;

•	Recycle 1.2 million tonnes of hardware and supplies by 2025, since the beginning of 2016; and

•	Reduce potable water consumption in global operations by 15% by 2025, compared to 2015;

People

•	Develop skills and improve well-being of 500,000 factory workers by 2025, since the beginning of 2015;

•	Double factory participation in our supply chain sustainability programs by 2025, compared to 2015; and

•	Maintain greater than 99% completion rate of annual Integrity at HP (formerly Standards of Business Conduct) training among active HP employees and the Board of Directors.
Community

•	Enable better learning outcomes for 100 million people by 2025, since the beginning of 2015;

•	Enroll 1 million HP LIFE (Learning Initiative for Entrepreneurs) users between 2016 and 2025;

•	Contribute $100 million in HP Foundation and employee community giving cumulatively by 2025 since the beginning of 2016; and

•	Contribute 1.5 million employee volunteering hours cumulatively by 2025, since the beginning of 2016.
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
We are also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as “product take-back legislation”). We are also subject to standards set by public and private entities related to sustainability issues such as energy consumption, reusing or recycling. We intend for our products to be easily reused and recycled, and we provide many of our customers with reuse and recycling programs.
In the event our products become non-compliant with these laws or standards, our products could be restricted from entering certain jurisdictions or from being procured by certain governments or private companies, and we could face other sanctions, including fines.
Our operations, supply chain and our products are expected to become increasingly subject to federal, state, local and foreign laws, regulations and international treaties relating to climate change, such as carbon pricing or product energy efficiency requirements. As these and other new laws, regulations, treaties and similar initiatives and programs are adopted and implemented throughout the world, we will be required to comply or potentially face market access limitations or other sanctions, including fines. We strive to continually improve the energy and carbon efficiency of our operations, supply chain and product portfolio and deliver more cost-effective and less greenhouse gas-intensive technology solutions to our customers. We believe that technology will be fundamental to finding solutions to achieve compliance with and manage those requirements, and we are collaborating with industry, business groups and governments to find and promote ways that HP technology can be used to address climate change and to facilitate compliance with related laws, regulations and treaties.
We are committed to complying with all environmental laws applicable to our operations, products and services and to reducing our environmental impact across all aspects of our business. This commitment is reflected and outlined in our sustainability policy, our comprehensive environmental, health and safety policy, strict environmental management of our operations and worldwide environmental programs and services.
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
Information about our Executive Officers

The following are our current executive officers:
Claire Bramley; age 42; Global Controller
Ms. Bramley has served as Global Controller since December 2018. Previously, Ms. Bramley served as the Regional Head of Finance for Europe-Middle East-Africa from June 2015 to December 2018 and Vice President of Worldwide Financial Planning and Analysis from May 2013 to June 2015.
Alex Cho; age 47; President, Personal Systems
Mr. Cho has served as President, Personal Systems since June 2018. From 2014 to 2018, Mr. Cho served as Global Head and General Manager of Commercial Personal Systems at Hewlett-Packard Company. Prior to that role, Mr. Cho served as the Vice President and General Manager of the LaserJet Supplies team from 2010 to 2014.
Steve Fieler; age 46; Chief Financial Officer
Mr. Fieler has served as Chief Financial Officer since July 2018. Previously, Mr. Fieler served as Head of Global Treasury from January 2017 to June 2018. Prior to that role, he was Chief Financial Officer at Proteus Digital Health from June 2014 to January 2017. Mr. Fieler served in a range of finance and operational roles at Hewlett-Packard Company prior to its separation, including Vice President, Chief Financial Officer of HP Software from January 2012 to June 2014.
Tracy S. Keogh; age 58; Chief Human Resources Officer
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
Enrique Lores; age 54; President and Chief Executive Officer
Mr. Lores has served as President and Chief Executive Officer since November 2019. Throughout his 30-year tenure with the company, Mr. Lores held leadership positions across the organization, most recently serving as President, Printing, Solutions and Services from November 2015 to November 2019, and prior to that role, leading the Separation Management Office for HP Inc. Previously, Mr. Lores was the Senior Vice President and General Manager for Business Personal Systems. Before his Business Personal Systems role, Mr. Lores was Senior Vice President of Customer Support and Services.
Kim Rivera; age 51; President, Strategy and Business Management and Chief Legal Officer
Ms. Rivera has served as President, Strategy and Business Management and Chief Legal Officer since January 2019. Previously, she served as Chief Legal Officer and General Counsel from November 2015 to January 2019. Prior to joining us, she served as the Chief Legal Officer and Corporate Secretary at DaVita Health Care Partners where she was employed from 2010 to 2015. From 2006 to 2009, she served as Vice President and Associate General Counsel at The Clorox Company. Prior to that, Ms. Rivera served as Vice President Law and Chief Litigation Counsel to Rockwell Automation as well as General Counsel for its Automation Controls and Information Group.
Christoph Schell; age 48; Chief Commercial Officer
Mr. Schell has served as Chief Commercial Officer since November 2019. From November 2018 to October 2019, he served as the President of 3D Printing & Digital Manufacturing. Before that, he served as President of the Americas region from November 2015 to November 2018 and managed the Americas region for the HP Print and Personal Systems business from August 2014 to November 2015. Prior to rejoining HP in August 2014, Mr. Schell served as Executive Vice President of the Lighting business in Growth Markets at Philips. Prior to Philips, Mr. Schell held various roles at HP and Procter & Gamble.
Tuan Tran; age 52; President of Imaging, Printing and Solutions
Mr. Tran served as President of Imaging, Printing and Solutions since November 2019. Previously, he served as Global Head & General Manager of the Office Printing Solutions business from 2016 to November 2019, and Global Head & General Manager of the LaserJet and Enterprise Solutions business from 2014 to 2016.
Employees
We had approximately 56,000 employees worldwide as of October 31, 2019.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://investor.hp.com, as soon as reasonably practicable after HP electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission. HP’s Corporate Governance Guidelines, Board of Directors’ committee charters (including the charters of the Audit Committee, Finance, Investment and Technology Committee, HR and Compensation Committee, and Nominating, Governance and Social Responsibility Committee) and code of ethics entitled “Integrity at HP” (none of which are incorporated by reference herein) are also available at that same location on our website. If the Board grants any waivers from Integrity at HP to any of our directors or executive officers, or if we amend

Integrity at HP, we will, if required, disclose these matters via updates to our website at http://investor.hp.com on a timely basis. We encourage investors to visit our website from time to time, as information is updated and new information is posted. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Stockholders may request free copies of these documents from:
HP Inc.
Attention: Investor Relations
1501 Page Mill Road,
Palo Alto, CA 94304
http://investor.hp.com/resources/information-request/default.aspx
Additional Information
Microsoft® and Windows® are either registered trademarks or trademarks of Microsoft Corporation in the United States and/or other countries. Intel® is a trademark of Intel Corporation or its subsidiaries in the United States and/or other countries. AMD is a trademark of Advanced Micro Devices, Inc. Google™ and Google Chrome™ are trademarks of Google LLC. All other trademarks are the property of their respective owners.
ITEM 1A. Risk Factors.
The following discussion of risk factors contains forward-looking statements. These risk factors may be important for understanding any statement in this Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
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
Our business faces many challenges we must address. One set of challenges relates to dynamic and accelerating market trends, which may include declines in the markets in which we operate. For example, a competitive pricing environment and weakened market in certain geographies with associated customer pricing sensitivity has presented market challenges in Printing. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets; our emerging competitors are introducing new technologies and business models; and our alliance partners in some businesses are increasingly becoming our competitors in others. A third set of challenges relates to business model changes and our go-to-market execution. For example, we may fail to develop innovative products and services, maintain the manufacturing quality of our products, manage our global, multi-tier distribution network, limit potential misuse of pricing programs by our channel partners, adapt to new or changing marketplaces or successfully market new products and services, any of which could adversely affect our business and financial condition.
In addition, we have in the recent past and may again in the future face macroeconomic challenges, including weakness in certain geographic regions and global political developments that impact international trade, such as trade disputes and increased tariffs. We may also be vulnerable to increased risks associated with our efforts to address such challenges given the broad range of geographic markets in which we and our customers and partners operate. If we experience these challenges and do not succeed in our efforts to mitigate them, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.
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
If we cannot successfully execute our strategy and continue to develop, manufacture and market innovative products and services, our business and financial performance may suffer.
Our strategy is focused on leveraging our existing portfolio of products and services to meet the demands of a continually changing technological landscape and to offset certain areas of industry decline. To successfully execute this strategy, we must emphasize the aspects of our core business where demand remains strong, identify and capitalize on natural areas of growth, innovate and develop new products and services that will enable us to expand beyond our existing technology categories and adapt to new and changing marketplaces for our products. For example, our go-to-market strategy, including online, omnichannel and contractual sales, needs to evolve in-line with market dynamics, forces and demand. If we cannot innovate, develop and execute evolutionary strategies in this changing environment, then we may not be able to successfully compete and maintain the value proposition of our products, including supplies. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas, could adversely affect our business, results of operations and financial condition.
The process of developing new high-technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share, cash flows, results of operations and financial condition. For example, our strategy includes advancing our position in the Personal Systems and Printing markets. In Personal Systems, we are focused on reinventing computing experiences, growing the lifetime value of our products, and accelerating services and solutions; in Printing, we are focused on driving print innovation, maximizing the value of our installed base of printers, accelerating our contractual business model and pivoting our business models to providing customers choice. Our strategy also includes disrupting in our industrial businesses, primarily by expanding our Graphics and 3D Printing solutions and unlocking new sources of value from microfluidics.
We must optimize our cost structure, make long-term investments, develop or acquire and appropriately protect intellectual property, and commit significant research and development and other resources before knowing whether our predictions will accurately reflect customer demand for our products and services. Any failure to accurately predict technological and business trends, control research and development costs or execute our strategy could harm our business and financial performance. Our research and development initiatives or other investments may not be successful in whole or in part, including research and development projects which we have prioritized with respect to funding and/or personnel, and our customers may not adopt our new business models.
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
After we develop a product, we must be able to manufacture appropriate volumes quickly while also managing costs and preserving margins. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so within a given product’s lifecycle or at all. Any delay in the development, production or marketing of a new product, service or solution could result in us not being among the first to market, which could further harm our competitive position. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses may not be as high as the margins we have experienced historically.
If we cannot continue to produce high-quality and secure products and services, our reputation, business and financial performance may suffer.
In the course of conducting our business, we must address quality and security issues associated with our products and services, including defects in our engineering, design and manufacturing processes, unsatisfactory performance under service contracts, and unsatisfactory performance or malicious acts by third-party contractors or subcontractors or their employees.  Our business is also exposed to the risk of defects in third-party components included in our products, including security vulnerabilities, as illustrated by the “Spectre” and “Meltdown” side-channel exploit threats. In order to address quality and security issues, we work extensively with our customers and suppliers and engage in product testing to determine the causes of problems and to develop and implement effective solutions.  However, the products and services that we offer are complex, and our regular testing and quality control efforts may not be completely effective in controlling or detecting all quality and security issues or errors, particularly with respect to defects or security vulnerabilities in components manufactured by third parties.
If we are unable to determine the cause or find an effective solution to address quality and security issues with our products, we may delay shipment to customers, which would delay revenue recognition and receipt of customer payments and could adversely affect our net revenue, cash flows and profitability.  In addition, after products are delivered, quality and security issues may require us to repair or replace such products.  Addressing quality and security issues can be expensive and may result in additional warranty, repair, replacement and other costs, adversely affecting our financial performance. In the event of security vulnerabilities or other issues with third-party components, we may have to rely on third parties to provide mitigation techniques such as firmware updates. Furthermore, mitigation techniques for vulnerabilities in third-party components may be ineffective or may result in adverse performance, system instability and data loss or corruption. If new or existing customers have difficulty operating our products or are dissatisfied with our services, our results of operations could be adversely affected, and we could face possible claims if we fail to meet our customers’ expectations.  In addition, quality and security issues, including those resulting from defects or security vulnerabilities in third-party components, can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect our cash flows, results of operations and financial condition.
The net revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.
Our net revenue, gross margin and profit vary among our diverse products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period are dependent on the product, service, customer and geographic mix reflected in that period’s net revenue, which in turn depends on the overall demand for our products and services. Delays or reductions in spending by our customers or potential customers could have a material adverse effect on demand for our products and services, which could result in a significant decline in net revenue. In addition, net revenue declines in some of our businesses may affect net revenue in our other businesses as we may lose cross-selling opportunities. Competition, lawsuits, investigations, increases in component and manufacturing costs that we are unable to pass on to our customers, increased tariffs, component supply disruptions and other risks affecting our businesses may also have a significant impact on our overall gross margin and profitability. In addition, newer geographic markets may be relatively less profitable due to our investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, industry shifts, competitive pressures, commoditization of products, increased component or shipping costs, increased tariffs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may lead to adjustments to our operations. For example, our supplies business has recently experienced declining revenues due to declines in market share, installed base and usage, and increased customer pricing sensitivity. Our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period.
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

•
Component shortages.  We may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, the inability of suppliers to borrow funds, disputes with suppliers (some of whom are also our customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. For example, our PC business relies heavily upon OMs to manufacture its products and is therefore dependent upon the continuing operations of those OMs to fulfill demand for our PC products. We represent a substantial portion of the business of some of these OMs, and any changes to the nature or volume of our business transactions with a particular OM could adversely affect the operations and financial condition of the OM and lead to shortages or delays in receiving products from that OM. If shortages or delays persist, the price of certain components may increase, we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to our specifications. Accordingly, our business, cash flows, results of operations and financial condition could suffer if we lose time-sensitive sales, incur additional freight costs or are unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to re-engineer some product or service offerings, which could result in further costs and delays.

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

•
Contractual terms.  As a result of binding long-term price or purchase commitments with vendors, we may be obligated to purchase components or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. If we commit to purchasing components or services for prices in excess of the then-current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, our gross margin could suffer, and we could incur additional charges relating to inventory obsolescence. In addition, many of our competitors obtain products or components from the same OMs and suppliers that we utilize. Our competitors may obtain better pricing, more favorable contractual terms and conditions, and more favorable allocations of products and components during periods of limited supply, and our ability to engage in relationships with certain OMs and suppliers could be limited. The practice employed by our PC business of purchasing product components and transferring those components to OMs may create large supplier receivables with the OMs that, depending on the financial condition of the OMs, may create collectability risks. In addition, certain of our OMs and suppliers may decide to discontinue conducting business with us. Any of these developments could adversely affect our future cash flows, results of operations and financial condition.

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
We use a variety of distribution methods to sell our products and services around the world, including third-party resellers and distributors and both direct and indirect sales to enterprise accounts and consumers. Successfully managing the interaction of our direct sales and indirect channel sales efforts to reach various potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and gross margins, any failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our net revenue and gross margins and therefore our profitability.
Our financial results could be materially adversely affected due to distribution channel conflicts or if the financial conditions of our channel partners were to weaken. Our results of operations may be adversely affected by any conflicts that might arise between our various distribution channels or the loss or deterioration of any alliance or distribution arrangement or reduced assortments of our products. Moreover, some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness, industry consolidation and market trends. They may also have difficulty selling our products under new business models. Many of our significant distributors operate on narrow margins and have been negatively affected by business pressures in the past. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Net revenue from indirect sales could suffer, and we could experience disruptions in distribution, if our distributors’ financial conditions, abilities to borrow funds or operations weaken or if our distributors cannot successfully compete in the online or omnichannel marketplace.
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
Our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter’s total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting net revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be canceled by the customer. Depending on when they occur in a quarter, developments such as a systems failure, component pricing movements, component shortages or global logistics disruptions could adversely impact our inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.
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

•	Our due diligence process may fail to identify significant issues with the acquired company’s product quality, financial disclosures, accounting practices or internal controls.

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
We have undertaken and may undertake in the future restructuring plans in order to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies that we expect to reduce costs, including the plans announced in October 2016, which we amended in May 2018, and the plan announced in October 2019. We began implementing the 2020 restructuring plan in the fourth quarter of fiscal 2019 and expect to complete the restructuring by the end of fiscal 2022. Implementation of any restructuring plan may be costly and disruptive to our business, and we may not be able to obtain the estimated workforce reductions within the projected timing or at all, or the cost savings and benefits that were initially anticipated in connection with our restructuring. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale, loss of key employees and/or other retention issues during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, see Note 3 to our Consolidated Financial Statements in Item 8.
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
Some of our business and some of our products rely on key technologies developed or licensed by third parties. We may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our IP. Third-party components may become obsolete, defective or incompatible with future versions of our products, or our relationship with the third party may deteriorate, or our agreements with the third party may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we must carefully monitor and manage our use of third-party components, including both proprietary and open source license terms that may require the licensing or public disclosure of our IP without compensation or on undesirable terms. Additionally, some of these licenses may not be available to us in the future on terms that are acceptable or that allow our product offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our business, including our financial condition and results of operations. In addition, it is possible that as a consequence of a merger or acquisition, third parties may obtain licenses to some of our IP rights or our business may be subject to certain restrictions that were not in place prior to such transaction. Because the availability and cost of licenses from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties who license to our competitors will either refuse to license to us at all or refuse to license to us on terms equally favorable to those granted to our competitors. Consequently, we may lose a competitive advantage with respect to these IP rights or we may be required to enter into costly arrangements in order to terminate or limit these rights. Finally, we may rely on third-parties to enforce certain IP rights. For instance, we rely on Canon to enforce IP rights associated with certain LaserJet products.  Failure by Canon to do so could impair our ability to protect our market share for those products.
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
Individuals or organizations, including malicious computer programmers and hackers, state-sponsored organizations or nation-states, may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Such individuals or organizations also may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers, or others to disclose passwords or other sensitive information or unwittingly provide access to our systems or data. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our IP or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business. Additionally, the costs to us to eliminate or alleviate cyber or other security problems, including bugs, viruses, worms, malicious software programs and other security vulnerabilities, could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. Media or other reports of perceived security vulnerabilities in our network security, even if nothing has actually been attempted or occurred, could also adversely impact our brand and reputation and materially affect our business. While we have developed and implemented security measures and internal controls designed to protect against cyber and other security problems, such measures cannot provide absolute security and may not be successful in preventing future security breaches. Moreover, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. In some instances, we may have no current capability to detect certain vulnerabilities, which may allow them to persist in the environment over long periods of time. In the past, we have experienced data security incidents resulting from unauthorized use of our systems or those of third parties, which to date have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future.
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
Our business and financial performance depend significantly on worldwide economic conditions and the demand for technology products and services in the markets in which we compete. Recent economic weakness and uncertainty in various markets throughout the world have resulted, and may result in the future, in decreased net revenue, gross margin, earnings or growth rates and in increased expenses and difficulty in managing inventory levels. For example, we have in the past experienced the impacts of macroeconomic weakness across many geographic regions and markets, and we may experience similar impacts in the future. Ongoing U.S. federal government spending limits may continue to reduce demand for our products and services from organizations that receive funding from the U.S. government, and could negatively affect macroeconomic conditions in the United States, which could further reduce demand for our products and services. Political developments impacting international trade, including continued uncertainty surrounding Brexit, trade disputes and increased tariffs, particularly between the United States and China, may negatively impact markets and cause weaker macroeconomic conditions or drive political or national sentiment, weakening demand for our products and services.
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
We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers. In addition, our business may be disrupted if we are unable to obtain equipment, parts or components from our suppliers—and our suppliers from their suppliers—due to the insolvency of key suppliers or the inability of key suppliers to obtain credit, or if any of our distributors, including wholesale and retail distributors, lack sufficient financial resources to withstand economic weakness.
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
Approximately 65% of our net revenue for fiscal year 2019 came from outside the United States. In addition, a portion of our business activity is being conducted in emerging markets. Our future business and financial performance could suffer due to a variety of international factors, including:

•
ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, changes or uncertainty in fiscal or monetary policy and actual or anticipated military or political conflicts or any other change resulting from Brexit;

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

•	political or nationalist sentiment impacting global trade, including the willingness of non-U.S. consumers to purchase goods or services from U.S. corporations;

•
local labor conditions and regulations, including local labor issues faced by specific suppliers and Original Equipment Manufacturers (“OEMs”), or changes to immigration and labor law which may adversely impact our access to technical and professional talent;

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
Currencies other than the U.S. dollar, including the euro, the British pound, Chinese yuan (renminbi) and the Japanese yen, can have an impact on our results as expressed in U.S. dollars. Global economic events, including trade disputes, economic sanctions and emerging market volatility, and associated uncertainty may cause currencies to fluctuate, which may contribute to variations in our sales of products and services in impacted jurisdictions. For example, the United Kingdom’s June 2016 vote to leave the European Union (commonly known as “Brexit”) caused significant volatility in currency exchange rates, especially between the U.S. dollar and the British pound. Continued uncertainty regarding Brexit may result in future exchange rate volatility. In addition, in the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Because a majority of our revenues are generated outside the United States, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the euro or the British pound or the weakness of the Japanese yen, could adversely affect our net revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and products that include components obtained from suppliers located outside of the United States.
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
Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions (whether as a result of climate change or otherwise), medical epidemics or pandemics and other natural or manmade disasters or catastrophic events, for which we are predominantly self-insured. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. In addition, global climate change may result in certain natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. Our corporate headquarters and a portion of our research and development activities are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products, and primarily in the southwestern United States to import products into North and South America. Our operations and those of our significant suppliers and distributors could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, such as those listed above or other economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers, our distributors and our general infrastructure of being located near locations more vulnerable to the occurrence of the aforementioned business disruptions, such as near major earthquake faults, and being consolidated in certain geographical areas is unknown and remains uncertain. Even if our operations are unaffected or recover quickly, if our customers cannot timely resume their own operations due to a catastrophic event, they may reduce or cancel their orders, which may adversely affect our results of operations.
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
We are subject to income and other taxes in the United States and various foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with these intercompany transactions or other matters and may assess additional taxes or adjust taxable income on our tax returns as a result. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we cannot assure you that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows.
Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or in their interpretation or enforcement. In addition, tax legislation has been introduced or is being considered in various jurisdictions that could significantly impact our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. For example, the Organization for Economic Cooperation and Development (the “OECD”) has recently recommended changes to numerous long-standing international tax principles. If countries amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact our tax liabilities.  Any of these changes could affect our financial performance.
Our business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations.
We are subject to various federal, state, local and foreign laws and regulations. There can be no assurance that such laws and regulations will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. For example, we are subject to laws, regulations and standards concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites, the content of our products and the recycling, reuse, treatment and disposal of our products, including print supplies and batteries. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product reparability, reuse and take-back legislation. If we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws, we could incur substantial costs or face other sanctions, which may include restrictions on our products entering certain jurisdictions. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean-up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs to comply with environmental laws are difficult to predict.
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

•	announcements of actual and anticipated financial results by our competitors and other companies in the IT industry;

•	developments relating to pending investigations, claims and disputes;

•	developments relating to the acquisition proposal made to us by Xerox Holdings Corporation; and

•	the timing and amount of our share repurchases.
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
In connection with the preparation of our Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. For example, we make significant estimates and assumptions when accounting for revenue recognition, taxes on earnings and restructuring and other charges. In addition, as discussed in Note 14 to the Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations.
Risks Related to the Separation
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
In connection with the Separation, we and Hewlett Packard Enterprise entered into several agreements, including among others a separation and distribution agreement and an employee matters agreement. The separation and distribution agreement and employee matters agreement determine the allocation of assets and liabilities between the companies following the Separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. Hewlett Packard Enterprise has spun off or separated certain of its businesses since the Separation, and some of its obligations under these and other agreements have transferred to the successor entities. We will rely on Hewlett Packard Enterprise or its successor entities to satisfy their performance and payment obligations under these agreements. If Hewlett Packard Enterprise or its successor entities has separated are unable to satisfy their obligations under these agreements, we could incur operational difficulties or losses that could have a material and adverse effect on our business, financial condition and results of operations.

ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2. Properties.
As of October 31, 2019, we owned or leased approximately 18.3 million square feet of space worldwide, a summary of which is provided below.

	Fiscal year ended October 31, 2019
	Owned	Leased	Total
	(square feet in millions)
Administration and support	2.0	6.5	8.5
(Percentage)	24%	76%	100%
Core data centers, manufacturing plants, research and development facilities and warehouse operations	2.5	6.0	8.5
(Percentage)	29%	71%	100%
Total(1)	4.5	12.5	17.0
(Percentage)	26%	74%	100%

(1)	Excludes 1.3 million square feet of vacated space, of which 0.9 million square feet is leased to third parties.
We believe that our existing properties are in good condition and are suitable for the conduct of our business. Each of our segments Personal Systems, Printing and Corporate Investments uses each of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.
Principal Executive Offices
Our principal executive offices, including our global headquarters, which we lease, are located at 1501 Page Mill Road, Palo Alto, California, United States.
Headquarters of Geographic Operations
The locations of our geographic headquarters are as follows:

Americas	Europe, Middle East, Africa	Asia Pacific
Palo Alto, United States	Geneva, Switzerland	Singapore
Product Development and Manufacturing
The locations of our major product development, manufacturing, data centers and HP Labs facilities are as follows:

Americas United States—Corvallis, San Diego, Boise, Vancouver, Spring, Aguadilla, Puerto Rico	Europe, Middle East, Africa Israel—Kiryat-Gat, Rehovot, Netanya Spain—Barcelona
Asia Pacific China—Weihai, Chongqing, Shanghai India—Pantnagar, Bangalore Malaysia—Penang Singapore—Singapore South Korea—Suwon Taiwan—Taipei	Technology office (HP Labs) United Kingdom—Bristol United States—Palo Alto
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
As of November 30, 2019, there were approximately 57,918 stockholders of record.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities in fiscal year 2019.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Period
August 2019	7,109	$19.15	7,109	$1,823,046
September 2019	7,908	$18.66	7,908	$6,675,457
October 2019	10,253	$17.25	10,253	$6,498,622
Total	25,270		25,270
On June 19, 2018, HP’s Board of Directors authorized $4.0 billion for future repurchases of its outstanding shares of common stock. On September 30, 2019, the Board authorized an additional $5.0 billion for future repurchases of its outstanding shares of common stock. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. HP intends to use repurchases from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. All share repurchases settled in the fourth quarter of fiscal year 2019 were open market transactions. As of October 31, 2019, HP had approximately $6.5 billion remaining under repurchase authorizations.
Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return assuming the investment of $100 at the market close on October 31, 2014 (and the reinvestment of dividends thereafter) in each of HP common stock, the S&P 500 Index, and the S&P Information Technology Index. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	10/14	10/15	10/16	10/17	10/18	10/19
HP Inc.(1)	$100.00	$76.72	$94.44	$144.77	$166.11	$123.40
S&P 500 Index	$100.00	$105.19	$109.93	$135.89	$145.86	$166.75
S&P Information Technology Index	$100.00	$111.19	$123.23	$171.24	$192.31	$235.74
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
HP INC. AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31
	2019	2018	2017	2016	2015
	In millions, except per share amounts
Net revenue	$58,756	$58,472	$52,056	$48,238	$51,463
Earnings from continuing operations(1)	$3,877	$3,831	$3,368	$3,549	$3,920
Net (loss) earnings from discontinued operations net of taxes	$—	$—	$—	$(170)	$836
Net earnings(1)	$3,152	$5,327	$2,526	$2,496	$4,554
Net earnings per share:
Basic
Continuing operations	$2.08	$3.30	$1.50	$1.54	$2.05
Discontinued operations	$—	$—	$—	$(0.10)	$0.46
Total basic net earnings per share	$2.08	$3.30	$1.50	$1.44	$2.51
Diluted
Continuing operations	$2.07	$3.26	$1.48	$1.53	$2.02
Discontinued operations	—	—	—	$(0.10)	$0.46
Total diluted net earnings per share	$2.07	$3.26	$1.48	$1.43	$2.48

Cash dividends declared per share	$0.64	$0.56	$0.53	$0.50	$0.67
At year-end:
Total assets(2)	$33,467	$34,622	$32,913	$28,987	$106,853
Long-term debt(3)	$4,780	$4,524	$6,747	$6,735	$6,648

(1)	Earnings from continuing operations and net earnings include the following items:

	2019	2018	2017	2016	2015
	In millions
Restructuring and other charges	$275	$132	$362	$205	$63
Acquisition-related charges	35	123	125	7	1
Amortization of intangible assets	116	80	1	16	102
Total charges before taxes	$426	$335	$488	$228	$166
Total charges, net of taxes	$334	$258	$362	$161	$137

(2)	Total assets for fiscal year 2015 include the total assets of Hewlett Packard Enterprise.

(3)	The decrease in Long-term debt in fiscal year 2018 was due to the payment for the repurchase of approximately $1.85 billion in aggregate principal amount of U.S. Dollar Global Notes.

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

•
Results of Operations. An analysis of our financial results comparing fiscal year 2019 to fiscal year 2018 and fiscal year 2018 to fiscal year 2017. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.

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

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

OVERVIEW
We are a leading global provider of personal computing and other access devices, imaging and printing products, and related technologies, solutions, and services. We sell to individual consumers, SMBs and large enterprises, including customers in the government, health, and education sectors. We have three reportable segments: Personal Systems, Printing and Corporate Investments. The Personal Systems segment offers commercial and consumer desktop and notebook PCs, workstations, thin clients, commercial mobility devices, retail POS systems, displays and other related accessories, software, support, and services. The Printing segment provides consumer and commercial printer hardware, supplies, solutions and services, as well as scanning devices. Corporate Investments include HP Labs and certain business incubation and investment projects.

•
In Personal Systems, our strategic focus is on profitable growth through market segmentation with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, we are investing in end point services and solutions. We are focused on services including DaaS as the market begins to shift to contractual solutions. We believe that we are well positioned due to our competitive product lineup.

•
In Printing, our strategic focus is on Contractual solutions and Graphics, as well as expanding our footprint in the 3D printing and digital manufacturing marketplace. In Contractual solutions we have a continued focus on Managed Print Services and Instant Ink. In Graphics, we are focused on innovations such as our Indigo and Latex product offerings.

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

•
In Printing, a competitive pricing environment, including from non-original supplies (which includes imitation, refill or remanufactured alternatives), and a weakened market in certain geographies with associated pricing sensitivity of our customers present challenges. We also face challenges in Printing due to our multi-tier distribution network, primarily in EMEA, including limiting grey marketing and the potential misuse of pricing programs. We also obtain many Printing components from single sources due to technology, availability, price, quality or other considerations. For instance, we source the majority of our A4 and a portion of our A3 portfolio of laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement.

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
Specifically, in October 2019, we announced cost-reduction and operational efficiency initiatives intended to simplify the way we work, move closer to our customers and facilitate specific investment in our business. These efforts include transforming our operating model to integrate our sales force into a single commercial organization and reducing structural costs across the company through our restructuring plan approved in September 2019 (the “Fiscal 2020 Plan”). We expect to invest some of the savings from these efforts across our businesses, including investing to build our digital capabilities. Over time, we expect these investments will make us more efficient and allow us to advance our positions in Personal Systems and Printing, while also disrupting new industries where we see attractive medium to long-term growth opportunities. However, the rate at which we are able to invest in our business and the returns that we are able to achieve from these investments will be

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

affected by many factors, including the efforts to address the execution, industry and macroeconomic challenges facing our business as discussed above. As a result, we may experience delays in the anticipated timing of activities related to these efforts, and the anticipated benefits of these efforts may not materialize.
We typically experience higher net revenues in our fourth quarter compared to other quarters in our fiscal year due in part to seasonal holiday demand. Historical seasonal patterns should not be considered reliable indicators of our future net revenues or financial performance.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A in this Annual Report on Form 10-K.
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
We enter into contracts to sell our products and services, and while many of our sales contracts contain standard terms and conditions, there are contracts which contain non-standard terms and conditions. Further, many of our arrangements include multiple performance obligations. As a result, significant contract interpretation may be required to determine the appropriate accounting, including the identification of performance obligations that are distinct, the allocation of the transaction price among performance obligations in the arrangement and the timing of transfer of control of promised goods or services for each of those performance obligations.
We evaluate each performance obligation in an arrangement to determine whether it represents a distinct good or services. A performance obligation constitutes distinct goods or services when the customer can benefit from the goods or services either on its own or together with other resources that are readily available to the customer and the performance obligation is distinct within the context of the contract.
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
When a sales arrangement contains multiple performance obligations, such as hardware and/or services, we allocate revenue to each performance obligation in proportion to their selling price. The selling price for each performance obligation is based on its standalone selling price (“SSP”). We establish SSP using the price charged for a performance obligation when sold

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

separately (“observable price”) and, in some instances, using the price established by management having the relevant authority. When observable price is not available, we establish SSP based on management’s judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life-cycle. Consideration is also given to market conditions such as competitor pricing strategies and technology industry life cycles. We may modify or develop new go-to-market practices in the future, which may result in changes in selling prices, impacting standalone selling price determination applying the aforementioned management judgments and estimates. This may change the pattern and timing of revenue recognition for identical arrangements executed in future periods but will not change the total revenue recognized for any given arrangement. In most arrangements with multiple performance obligations, the transaction price is allocated to each performance obligation at the inception of the arrangement based on their relative selling price.
Revenue is recognized when, or as, a performance obligation is satisfied by transferring control of a promised good or service to a customer. We generally invoice the customer upon delivery of the goods or services and the payments are due as per contract terms. For fixed price support or maintenance and other service contracts that are in the nature of stand-ready obligations, payments are generally received in advance from customers and revenue is recognized on a straight-line basis over the duration of the contract. In instances when revenue is derived from sales of third-party vendor products or services, we record revenue on a gross basis when we are a principal in the transaction and on a net basis when we are acting as an agent between the customer and the vendor. We consider several factors to determine whether we are acting as a principal or an agent, most notably whether we are the primary obligor to the customer, have established our own pricing and have inventory and credit risks.
Warranty
We accrue the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation on contractual warranty terms, repair costs, product call rates, average cost per call, current period product shipments and ongoing product failure rates, as well as specific product class failure outside of our baseline experience. Warranty terms generally range from 90 days to three years for parts, labor and onsite services, depending upon the product. Over the last three fiscal years, the annual warranty expense and actual warranty costs have averaged approximately 1.8% of annual net revenue.
Restructuring and Other Charges
We have engaged in restructuring actions which require management to estimate the timing and amount of severance and other employee separation costs for workforce reduction and enhanced early retirement programs, fair value of assets made redundant or obsolete, and the fair value of lease cancellation and other exit costs. We accrue for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. Other charges include non-recurring costs that are distinct from ongoing operational costs incurred in connection with the Separation or information technology rationalization efforts. For a full description of our restructuring actions, refer to our discussions of restructuring in “Results of Operations” below and in Note 3, “Restructuring and Other Charges” to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.
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
Our major assumptions vary by plan, and the weighted-average rates used are set forth in Note 4, “Retirement and Post-Retirement Benefit Plans” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The following table provides the impact a change of 25 basis points in each of the weighted-average assumptions of the discount rate, expected increase in compensation levels and expected long-term return on plan assets would have had on our net periodic benefit cost for fiscal year 2019:

Change in Net Periodic Benefit Cost in millions
Assumptions:
Discount rate	$9
Expected increase in compensation levels	$2
Expected long-term return on plan assets	$28
Taxes on Earnings
The Tax Cuts and Jobs Act (“TCJA”) made significant changes to the U.S. tax law. The TCJA lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a one-time transition tax on accumulated foreign earnings.
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
We are subject to income taxes in the United States and approximately 58 other countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that positions taken on our tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, our income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

requires management judgments and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision, net income and cash flows. Our accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our domestic operations, including the allocation of income among different jurisdictions, intercompany transactions, pension and related interest. For a further discussion on taxes on earnings, refer to Note 6, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
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
Our annual goodwill impairment analysis, performed using the qualitative assessment option as of the first day of the fourth quarter of fiscal year 2019, resulted in a conclusion that it was more likely than not that the fair value of our reporting units exceeded their respective carrying values. As a result, we concluded that a quantitative impairment test was not necessary.
Fair Value of Derivative Instruments
We use derivative instruments to manage a variety of risks, including risks related to foreign currency exchange rates, interest rates and existing assets and liabilities. We use forwards, swaps and at times, options to hedge certain foreign currency, interest rate and, return on certain investments exposures. We do not use derivative instruments for speculative purposes. As of October 31, 2019, the gross notional value of our derivative portfolio was $24 billion. Assets and liabilities related to derivative instruments are measured at fair value and were $392 million and $166 million, respectively, as of October 31, 2019.

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
Loss Contingencies
We are involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property (“IP”), commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. We record a liability when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. We review these matters at least quarterly and adjust these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events, pertaining to a particular case. Pursuant to the separation and distribution agreement, we share responsibility with Hewlett Packard Enterprise for certain matters, as discussed in Note 14, “Litigation and Contingencies” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, and Hewlett Packard Enterprise has agreed to indemnify us in whole or in part with respect to certain matters. Based on our experience, we believe that any damage amounts claimed in the specific litigation and contingencies matters further discussed in Note 14, “Litigation and Contingencies”, are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, we believe we have valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. We believe we have recorded adequate provisions for any such matters and, as of October 31, 2019, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in our financial statements.
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

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31
	2019		2018		2017
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$58,756	100.0%	$58,472	100.0%	$52,056	100.0%
Cost of revenue	47,586	81.0%	47,803	81.8%	42,478	81.6%
Gross profit	11,170	19.0%	10,669	18.2%	9,578	18.4%
Research and development	1,499	2.6%	1,404	2.4%	1,190	2.3%
Selling, general and administrative	5,368	9.1%	5,099	8.7%	4,532	8.7%
Restructuring and other charges	275	0.4%	132	0.2%	362	0.7%
Acquisition-related charges	35	0.1%	123	0.2%	125	0.2%
Amortization of intangible assets	116	0.2%	80	0.1%	1	—%
Earnings from operations	3,877	6.6%	3,831	6.6%	3,368	6.5%
Interest and other, net	(1,354)	(2.3)%	(818)	(1.4)%	(92)	(0.2)%
Earnings before taxes	2,523	4.3%	3,013	5.2%	3,276	6.3%
Benefit from (provision for) taxes	629	1.1%	2,314	3.9%	(750)	(1.4)%
Net earnings	$3,152	5.4%	$5,327	9.1%	$2,526	4.9%

Net Revenue
In fiscal year 2019, total net revenue increased 0.5% (increased 2.0% on a constant currency basis) as compared to the prior-year period. Net revenue from the United States remained flat at $20.6 billion and net revenue from outside of the United States increased 0.7% to $38.2 billion. The increase in net revenue was primarily driven by growth in Notebooks, Desktops and Workstations in Personal Systems, partially offset by unfavorable foreign currency impacts and a decline in Printing Supplies.
In fiscal year 2018, total net revenue increased 12.3% (increased 10.1% on a constant currency basis) as compared to the prior-year period. Net revenue from the United States increased 6.6% to $20.6 billion and net revenue from outside of the United States increased 15.7% to $37.9 billion. The increase in net revenue was primarily driven by growth in Notebooks, Desktops, Supplies, Commercial Printing Hardware revenue and favorable foreign currency impacts.
A detailed discussion of the factors contributing to the changes in segment net revenue is included under “Segment Information” below.
Gross Margin
Our gross margin was 19.0% for fiscal year 2019 compared with 18.2% for fiscal year 2018. The increase was primarily due to higher rate in Personal Systems driven by lower supply chain costs.
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
Operating Expenses
Research and Development (“R&D”)
R&D expense increased 7% in fiscal year 2019 compared to the prior-year period, primarily due to continuing investments in innovation and key growth initiatives.
R&D expense increased 18% in fiscal year 2018 compared to the prior-year period, primarily due to continuing investment in Printing, including the acquisition of Samsung’s printer business.
Selling, General and Administrative (“SG&A”)

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

SG&A expense increased 5% in fiscal year 2019 as compared to the prior-year period, primarily driven by increased investments in key growth initiatives and go-to-market in Personal Systems and investment in digital infrastructure.
SG&A expense increased 13% in fiscal year 2018 as compared to the prior-year period, primarily driven by incremental go-to-market investments to support revenue growth, including the acquisition of Samsung’s printer business.
Restructuring and other Charges
Restructuring and other charges increased by $143 million in fiscal year 2019 compared to the prior-year period, primarily due to charges from the Fiscal 2020 Plan and the restructuring plan approved in October 2016 (the “Fiscal 2017 Plan”), which was later amended in May 2018.
Restructuring and other charges decreased by $230 million in fiscal year 2018 compared to the prior-year period, primarily due to lower charges from the Fiscal 2017 Plan.
Acquisition-related Charges
Acquisition-related charges for the fiscal years 2019, 2018 and 2017 relate primarily to third-party professional and legal fees, and integration-related costs, as well as fair value adjustments of certain acquired assets such as inventory.
Amortization of Intangible Assets
Amortization expense increased by $36 million in fiscal year 2019 compared to the prior-year period, due to intangible assets resulting primarily from the acquisition of the Apogee group.
Amortization expense increased by $79 million in fiscal year 2018 compared to the prior-year period, due to intangible assets resulting primarily from the acquisition of Samsung’s printer business.
Interest and Other, Net
Interest and other, net expense increased by $536 million in fiscal year 2019 compared to the prior-year period, primarily due to tax indemnifications related to the termination of the tax matters agreement (“TMA”) with Hewlett Packard Enterprise during the fourth quarter of fiscal year 2019.
Interest and other, net expense increased by $726 million in fiscal year 2018 compared to the prior-year period, primarily due to the reversal of indemnification receivables from Hewlett Packard Enterprise pertaining to various income tax audit settlements, and loss on extinguishment of debt.
Benefit from (Provision for) Taxes
Our effective tax rates were (24.9%), (76.8%) and 22.9% in fiscal years 2019, 2018 and 2017, respectively. In fiscal year 2019, our effective tax rate generally differs from the U.S. federal statutory rate of 21% primarily due to the resolution of various audits, changes in valuation allowances, and impacts of U.S. tax reform. In fiscal year 2018, our effective tax rate generally differs from the U.S. federal statutory rate of 23.3% primarily due to transitional impacts of U.S. tax reform and resolution of various audits and tax litigation. In fiscal year 2017, our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings in lower-tax jurisdictions throughout the world. The jurisdictions with favorable tax rates that had the most significant impact on our effective tax rate in the periods presented were Puerto Rico, Singapore, China, Malaysia and Ireland. Additionally, the overall effective tax rate in fiscal year 2017 was impacted by adjustments to valuation allowances and state income taxes.
For a reconciliation of our effective tax rate to the U.S. federal statutory rate of 21%, 23.3% and 35% in fiscal years 2019, 2018 and 2017, respectively, and further explanation of our provision for income taxes, see Note 6, “Taxes on Earnings” to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
In fiscal year 2019, we recorded $1.3 billion of net income tax benefit related to discrete items in the provision for taxes. This amount includes tax benefits related to audit settlements of $1.0 billion, $75 million due to ability to utilize tax attributes, $57 million of restructuring benefits and net valuation allowance releases of $94 million. We also recorded benefits of $78 million related to U.S. tax reform as a result of new guidance issued by the U.S. Internal Revenue Service (“IRS”). These benefits were partially offset by uncertain tax position charges of $51 million. In fiscal year 2019, in addition to the discrete items mentioned above, we recorded excess tax benefits of $20 million associated with stock options, restricted stock units and performance-adjusted restricted stock units.
In fiscal year 2018, we recorded $2.8 billion of net income tax benefit related to discrete items in the provision for taxes which include impacts of the TCJA. As discussed in the Note 6 “Taxes on Earnings” to the Consolidated Financial Statements in Item 8 of this report, we had not yet completed our analysis of the full impact of the TCJA. However, as of October 31, 2018, we recorded a provisional tax benefit of $760 million related to $5.6 billion net benefit for the decrease in our deferred tax liability on unremitted foreign earnings, partially offset by $3.3 billion net expense for the deemed repatriation tax payable in installments over eight years, a $1.2 billion net expense for the remeasurement of our deferred assets and liabilities to the new U.S. statutory tax rate and a $317 million net expense related to realization on U.S. deferred taxes that are expected to be

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

realized at a lower rate. Fiscal year 2018 also included tax benefits related to audit settlements of $1.5 billion and valuation allowance releases of $601 million pertaining to a change in our ability to utilize certain foreign and U.S. deferred tax assets due to a change in our geographic earnings mix. These benefits were partially offset by other net tax charges of $34 million. In fiscal year 2018, in addition to the discrete items mentioned above, we recorded excess tax benefits of $42 million associated with stock options, restricted stock units and performance-adjusted restricted stock units.
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
Personal Systems

	For the fiscal years ended October 31
	2019	2018	2017
	Dollars in millions
Net revenue	$38,694	$37,661	$33,321
Earnings from operations	$1,898	$1,402	$1,206
Earnings from operations as a % of net revenue	4.9%	3.7%	3.6%
 The components of net revenue and the weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue			Weighted Net Revenue Change Percentage Points (1)
	2019	2018	2017	2019	2018
	In millions
Notebooks	$22,928	$22,547	$19,782	1.0	8.3
Desktops	12,046	11,567	10,298	1.3	3.8
Workstations	2,389	2,246	2,042	0.4	0.6
Other	1,331	1,301	1,199	—	0.3
Total Personal Systems	$38,694	$37,661	$33,321	2.7	13.0

(1) Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.
Fiscal Year 2019 compared with Fiscal Year 2018
Personal Systems net revenue increased 2.7% (increased 4.9% on a constant currency basis) in fiscal year 2019 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks, Desktops and Workstations, partially offset by unfavorable foreign currency impacts. The net revenue increase was driven by a 2.2% increase in unit volume and 0.5% increase in average selling prices (“ASPs”) as compared to the prior-year period. The increase in unit volume was primarily due to growth in Notebooks and Desktops. The increase in ASPs was primarily due to positive mix shifts and higher pricing, partially offset by unfavorable foreign currency impacts. Commercial revenue increased 7.0% primarily

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

driven by higher unit volume partially offset by unfavorable foreign currency impacts, and consumer revenue decreased by 5.5% primarily driven by lower unit volume, respectively, in fiscal year 2019 as compared to the prior-year period.
Net revenue increased 1.7% in Notebooks, 4.1% in Desktops and 6.4% in Workstations in fiscal year 2019 as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue increased by 1.2 percentage points in fiscal year 2019 as compared to the prior-year period, primarily due to in an increase in gross margin, partially offset by an increase in operating expenses. The increase in gross margin was primarily due to lower supply chain costs and higher ASPs. The increase in operating expenses was primarily due to increased investments in key growth initiatives and go-to-market.
Fiscal Year 2018 compared with Fiscal Year 2017
Personal Systems net revenue increased 13.0% (increased 10.5% on a constant currency basis) in fiscal year 2018 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks and Desktops and favorable foreign currency impacts. The net revenue increase was driven by a 6.6% increase in unit volume and 6.0% increase in ASPs as compared to the prior-year period. The increase in unit volume was primarily due to growth in Notebooks and Desktops. The increase in ASPs was primarily due to higher pricing driven by increased commodity and logistics costs, favorable foreign currency impacts and positive mix shifts. Consumer and Commercial revenue increased 11% and 14%, respectively, in fiscal year 2018 as compared to the prior-year period, driven by growth in Notebooks, Desktops and Workstations as a result of higher unit volume combined with higher ASPs.
Net revenue increased 14% in Notebooks, 12% in Desktops and 10% in Workstations in fiscal year 2018 as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue increased by 0.1 percentage points in fiscal year 2018 as compared to the prior-year period. The increase was primarily due to higher ASPs, partially offset by an increase in commodity and logistics costs.
Printing

	For the fiscal years ended October 31
	2019	2018	2017
	Dollars in millions
Net revenue	$20,066	$20,805	$18,728
Earnings from operations	$3,202	$3,314	$3,142
Earnings from operations as a % of net revenue	16.0%	15.9%	16.8%

The components of the net revenue and weighted net revenue change by business unit were as follows:

	For the fiscal years ended October 31
	Net Revenue			Weighted Net Revenue Change Percentage Points(1)
	2019	2018	2017	2019	2018
	In millions
Supplies	$12,921	$13,575	$12,524	(3.2)	5.6
Commercial Hardware	4,612	4,514	3,792	0.5	3.9
Consumer Hardware	2,533	2,716	2,412	(0.9)	1.6
Total Printing	$20,066	$20,805	$18,728	(3.6)	11.1

(1) Weighted Net Revenue Change Percentage Points measures the contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior period by total segment revenue for the prior-year period.

Fiscal Year 2019 compared with Fiscal Year 2018
Printing net revenue decreased 3.6% (decreased 3.0% on a constant currency basis) for fiscal year 2019 as compared to prior-year period. The decline in net revenue was primarily driven by a decline in Supplies, Consumer Hardware revenue and unfavorable foreign currency impacts, partially offset by an increase in Commercial Hardware revenue. Net revenue for Supplies decreased 4.8% as compared to the prior-year period, primarily due to demand weakness. Printer unit volume

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

decreased 4.8% compared to the prior-year period. The decrease in printer unit volume was driven by unit decrease in Consumer Hardware.
Net revenue for Commercial Hardware increased 2.2% as compared to the prior-year period, primarily due to the acquisition of the Apogee group.
Net revenue for Consumer Hardware decreased 6.7% as compared to the prior-year period due to a 5.4% decrease in printer unit volume and 1.7% decrease in ASPs. The unit volume decrease was driven by InkJet Home Consumer business and LaserJet Home business. The decrease in ASPs was primarily due to unfavorable foreign currency impacts.
Printing earnings from operations as a percentage of net revenue increased by 0.1 percentage points for the fiscal year 2019 as compared to the prior-year period, primarily due to higher gross margin. The gross margin increased primarily due to rate improvement in Commercial Hardware partially offset by lower Supplies revenue.
Fiscal Year 2018 compared with Fiscal Year 2017
Printing net revenue increased 11.1% (increased 9.5% on a constant currency basis) for fiscal year 2018 as compared to prior-year period. The increase in net revenue was primarily driven by the increase in Supplies and Hardware revenue and favorable foreign currency impacts. Net revenue for Supplies increased 8.4% as compared to the prior-year period, including the acquisition of Samsung’s printer business. Printer unit volume increased 12.7% while ASPs increased 1.7% as compared to the prior-year period. The increase in Printer unit volume was primarily driven by unit increases in Commercial and Consumer Hardware, including the Samsung-branded printers. Printer ASPs increased primarily due to favorable foreign currency impacts, partially offset by the dilution impact from Samsung-branded low-end A4 products.
Net revenue for Commercial Hardware increased 19.0% as compared to the prior-year period, including revenue from Samsung-branded printers, LaserJet and PageWide printers. The unit volume increased by 39.6% while the ASPs decreased by 17.0%. The unit volume increased primarily due to Samsung-branded printers. The decrease in ASPs was primarily due to the dilution impact from Samsung-branded low-end A4 products.
Net revenue for Consumer Hardware increased 12.6% as compared to the prior-year period due to a 9.3% increase in printer unit volume and a 3.4% increase in ASPs. The unit volume increase was driven by Samsung-branded printers, InkJet and LaserJet Home business. The increase in ASPs was primarily due to favorable foreign currency impacts.
Printing earnings from operations as a percentage of net revenue decreased by 0.9 percentage points for the fiscal year 2018 as compared to the prior-year period, primarily due to an increase in operating expenses and lower gross margin. The gross margin decreased primarily due to lower Supplies mix and the dilution impact of Samsung-branded low-end products, partially offset by favorable foreign currency impacts and operational improvements. Operating expenses increased primarily driven by the acquisition of Samsung’s printer business and increases in investments in key growth initiatives and go-to-market.
Corporate Investments
The loss from operations in Corporate Investments for the fiscal years 2019, 2018 and 2017 was primarily due to expenses associated with HP Labs and our incubation and investment projects.
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
Our cash and cash equivalents balances are held in numerous locations throughout the world, with the majority of those amounts held outside of the United States. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Our cash position remains strong, and we expect that our cash balances, anticipated cash flow generated from operations and access to capital markets will be sufficient to cover our expected near-term cash outlays.
Amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs and may from time to time be distributed to the United States. The TCJA made significant changes to the U.S. tax law, including a one-time transition tax on accumulated foreign earnings. The payments associated with this one-time transition tax will be paid over eight years and began in fiscal year 2019. We expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

will no longer be subject to U.S. income tax consequences upon a subsequent repatriation to the United States as a result of the transition tax on accumulated foreign earnings. However, a portion of this cash may still be subject to foreign income tax or withholding tax consequences upon repatriation. As we evaluate the future cash needs of our operations, we may revise the amount of foreign earnings considered to be permanently reinvested in our foreign subsidiaries and how to utilize such funds, including reducing our gross debt level, or other uses.
Liquidity
 Our cash and cash equivalents, marketable debt securities and total debt were as follows:

	As of October 31
	2019	2018	2017
	In billions
Cash and cash equivalents	$4.5	$5.2	$7.0
Marketable debt securities(1)	$—	$0.7	$1.1
Total debt	$5.1	$6.0	$7.8

(1)
Includes highly liquid U.S. treasury notes, U.S. agency securities, non-U.S. government bonds, corporate debt securities, money market and other funds. We classify these investments within Other current assets in Consolidated Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.

Our key cash flow metrics were as follows:

	For the fiscal years ended October 31
	2019	2018	2017
		In millions
Net cash provided by operating activities	$4,654	$4,528	$3,677
Net cash used in investing activities	(438)	(716)	(1,717)
Net cash used in financing activities	(4,845)	(5,643)	(1,251)
Net (decrease) increase in cash and cash equivalents	$(629)	$(1,831)	$709
Operating Activities
Net cash provided by operating activities increased marginally by $0.1 billion for fiscal year 2019 as compared to fiscal year 2018.
Net cash provided by operating activities increased by $0.9 billion for fiscal year 2018 as compared to fiscal year 2017. The increase was primarily due to higher earnings from operations and cash generated from working capital management activities.
Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. The table below presents the cash conversion cycle:

	As of October 31
	2019	2018	2017
Days of sales outstanding in accounts receivable (“DSO”)	35	30	29
Days of supply in inventory (“DOS”)	41	43	46
Days of purchases outstanding in accounts payable (“DPO”)	(107)	(105)	(105)
Cash conversion cycle	(31)	(32)	(30)
The cash conversion cycle is the sum of days of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. For fiscal years 2019 and

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

2018, the increase in DSO compared to fiscal years 2018 and 2017, respectively, was primarily due to unfavorable revenue linearity.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. For fiscal year 2019, the decrease in DOS compared to fiscal year 2018 was primarily due to reduction in inventory driven by reclassification of certain balances to other current assets pursuant to adoption of the new revenue standard in the first quarter of fiscal 2019. For fiscal year 2018, the DOS was lower primarily due to a focus on inventory management.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. For fiscal year 2019, the increase in DPO compared to fiscal year 2018 was higher primarily due to working capital management activities, partially offset by lower inventory purchasing volume. For fiscal year 2018, the DPO remained flat compared to fiscal year 2017.
Investing Activities
Net cash used in investing activities decreased by $0.3 billion for fiscal year 2019 as compared to fiscal year 2018, primarily due to lower net payments for acquisitions.
Net cash used in investing activities decreased by $1.0 billion for fiscal year 2018 as compared to fiscal year 2017, primarily due to a decrease in investments classified as available-for-sale investments within Other current assets by $1.6 billion, and collateral related to our derivatives of $0.4 billion, partially offset by the payment of $1.0 billion for the acquisition of Samsung’s printer business.
Financing Activities
Net cash used in financing activities decreased by $0.8 billion in fiscal year 2019 compared to fiscal year 2018, primarily due to lower payment of debt of $1.5 billion, partially offset by a decrease in outstanding commercial paper amounts of $0.7 billion.
Net cash used in financing activities increased by $4.4 billion in fiscal year 2018 compared to fiscal year 2017, primarily due to the payment to repurchase approximately $1.85 billion of debt, higher share repurchase amount of $1.1 billion and higher outstanding commercial paper of $0.9 billion in fiscal year 2017.
Capital Resources
Debt Levels

	As of October 31
	2019	2018	2017
	Dollars in millions
Short-term debt	$357	$1,463	$1,072
Long-term debt	$4,780	$4,524	$6,747
Debt-to-equity ratio	(4.3)x	(9.4)x	(2.3)x
Weighted-average interest rate	4.6%	4.3%	4.0%
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure.
Short-term debt decreased by $1.1 billion for fiscal year 2019 as compared to fiscal year 2018, primarily due to a decrease in outstanding commercial paper amounts of $0.9 billion.
Long-term debt decreased by $2.2 billion for fiscal year 2018 as compared to fiscal year 2017 primarily due to the payment to repurchase approximately $1.85 billion in aggregate principal amount of U.S. Dollar Global Notes.
Our debt-to-equity ratio is calculated as the carrying amount of debt divided by total stockholders’ deficit. Our debt-to-equity ratio changed by 5.1x in fiscal year 2019 compared to fiscal year 2018, primarily due to an increase in stockholders’ deficit balance of $0.6 billion.
Our debt-to-equity ratio changed by 7.1x in fiscal year 2018 compared to fiscal year 2017, primarily due to a decrease in stockholders’ deficit balance of $2.8 billion.
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

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Available Borrowing Resources
We had the following resources available to obtain short or long-term financing:

As of October 31, 2019
In millions
2016 Shelf Registration Statement	Unspecified
Uncommitted lines of credit	$724
The 2016 Shelf Registration Statement will expire in December 2019, around which time we expect to file a new shelf registration statement.
As of October 31, 2019, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, that will be available until March 30, 2023 and is primarily to support the issuance of commercial paper. Funds borrowed under this revolving credit facility may also be used for general corporate purposes.
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

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

CONTRACTUAL AND OTHER OBLIGATIONS
Our contractual and other obligations as of October 31, 2019, were as follows:

		Payments Due by Period
	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
	In millions
Principal payments on debt(1)	$4,539	$129	$1,955	$1,245	$1,210
Interest payments on debt(2)	1,890	214	273	157	1,246
Purchase obligations(3)	372	176	178	18	—
Operating lease obligations(4)	1,340	284	399	262	395
Capital lease obligations(5)	676	249	344	80	3
Total(6)(7)(8)(9)	$8,817	$1,052	$3,149	$1,762	$2,854

(1)	Amounts represent the principal cash payments relating to our short-term and long-term debt and do not include any fair value adjustments, discounts or premiums.

(2)
Amounts represent the expected interest payments relating to our short-term and long-term debt. We have outstanding interest rate swap agreements accounted for as fair value hedges that have the economic effect of changing fixed interest rates associated with some of our U.S. Dollar Global Notes to variable interest rates. The impact of our outstanding interest rate swaps at October 31, 2019 was factored into the calculation of the future interest payments on debt.

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

(4)	Amounts represent the operating lease obligations, net of total sublease income of $130 million.

(5)	Amounts represent the capital lease obligations, including total capital lease interest obligations of $64 million.

(6)
Retirement and Post-Retirement Benefit Plan Contributions. In fiscal year 2020, we expect to contribute approximately $76 million to non-U.S. pension plans, $36 million to cover benefit payments to U.S. non-qualified plan participants and $6 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution required by local government, funding and taxing authorities. Expected contributions and payments to our pension and post-retirement benefit plans are excluded from the contractual obligations table because they do not represent contractual cash outflows as they are dependent on numerous factors which may result in a wide range of outcomes. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(7)
Cost Savings Plans. As a result of our approved restructuring plans, including the Fiscal 2020 plan, we expect to make future cash payments of approximately $1.0 billion. We expect to make future cash payments of $418 million in fiscal year 2020 with remaining cash payments through fiscal year 2023. These payments have been excluded from the contractual obligations table because they do not represent contractual cash outflows and there is uncertainty as to the timing of these payments. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

(8)
Uncertain Tax Positions. As of October 31, 2019, we had approximately $509 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 6, “Taxes on Earnings”, to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

HP INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(9)
Payment of one-time transition taxes under the TCJA. The TCJA made significant changes to U.S. tax law resulting in a one-time gross transition tax of $3.0 billion on accumulated foreign earnings. We expect the actual cash payments for the tax to be much lower as we expect to reduce the overall liability by more than half once existing and future credits and other balance sheet tax attributes are used. The payments associated with this one-time transition tax will be paid over eight years and began in fiscal year 2019.

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
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in over 40 currencies worldwide, of which the most significant foreign currencies to our operations for fiscal year 2019 were the euro, Chinese yuan renminbi, the Japanese yen and the British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver of the foreign currency, a weaker U.S. dollar may adversely affect certain expense figures, if taken alone.
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
We have performed sensitivity analyses for continuing operations as of October 31, 2019 and 2018, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts offset by underlying exposures. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at October 31, 2019 and 2018. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange fair value loss of $81 million and $75 million at October 31, 2019 and October 31, 2018, respectively.
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
We have performed sensitivity analyses as of October 31, 2019 and 2018, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investments and interest rate swaps. The analyses use actual or approximate maturities for the debt, investments and interest rate swaps. The discount rates used were based on the market interest rates in effect at October 31, 2019 and 2018. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would have resulted in a loss in the fair values of our debt and investments, net of interest rate swaps, of $49 million at October 31, 2019 and $69 million at October 31, 2018.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HP Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HP Inc. and subsidiaries (the Company) as of October 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended October 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 12, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments effective November 1, 2018 under the modified retrospective method. See below for discussion of our related critical audit matter.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes
Description of the Matter
As described in Notes 1 and 6 of the consolidated financial statements, the Company is subject to income taxes in the United States and approximately 58 other countries and is subject to routine corporate income tax audits in many of those jurisdictions. Uncertainty in the Company’s tax positions may arise as tax laws are subject to interpretation and the Company’s positions are subject to examination by taxing authorities, which may result in assessments of additional amounts owed. Determining the income tax provision for these potential assessments and recording the related effects requires significant management judgment in estimating whether a tax position’s technical merits are more-likely-than-not to be sustained and measuring the amount of tax benefit that qualifies for recognition.
Additionally, the Company records a valuation allowance to reduce deferred tax assets to the amount which are more likely than not to be realized. In determining the need for a valuation allowance, the Company considers certain subjective factors such as future market growth, forecasted earnings, future taxable income, mix of earnings in the jurisdictions in which they operate and prudent and feasible tax planning strategies.
Our assessment of management’s analyses of the reserve for uncertain tax positions and the realizability of its deferred tax assets are significant to our audit because the amounts are material to the financial statements and the assessment process involves significant judgment. For example, management’s assumptions that may be affected by future market and economic conditions or interpretations of tax laws and legal rulings are challenging to audit.

How We Addressed the Matter in Our Audit
We tested controls over management’s processes relating to the recording of unrecognized tax benefits, including controls over the Company’s process to assess the technical merits of its uncertain tax positions, and the realizability of deferred tax assets, including the development of the above described assumptions and judgments.
Our audit procedures included an evaluation of the Company’s key assumptions and judgments and testing the completeness and accuracy of the underlying data used to determine the amount of unrecognized tax benefits recognized. For example, we evaluated the measurement of the amounts recorded taking into consideration the applicable tax laws. We also evaluated the key assumptions and judgments used by management in determining the need for a valuation allowance and testing the completeness and accuracy of the underlying data used in the Company’s process. For example, we compared the projections of future taxable income with the actual results of prior periods as well as management’s consideration of current industry and economic trends. In each of these areas, we involved our tax professionals to assess the technical merits of the Company’s tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company.

Revenue Recognition
Description of the Matter
As described in Note 1 of the consolidated financial statements, the Company enters into certain contracts to sell their products and services that contain non-standard terms and conditions and multiple performance obligations. For such contracts, significant interpretation may be required to determine the appropriate accounting, including the allocation of the transaction price among performance obligations in the arrangement and the timing of the transfer of control of promised goods or services for each of those performance obligations.
In addition, the Company reduces revenue for customer and distributor programs and incentive offerings including rebates, promotions, other volume-based incentives and expected returns. The Company uses significant estimates to determine the expected variable consideration for such programs based on factors like historical experience, forecasted sales, expected customer behavior and market conditions. Also, as discussed above, the Company adopted the new revenue recognition standard, which added further complexity and judgment related to the transition amount recorded at the date of adoption.
Our assessment of management’s evaluation of the appropriate accounting for revenue contracts and the determination of the variable consideration for sales incentives and implementation of the new revenue recognition standard are significant to our audit because the amounts are material to the financial statements and the assessment process involves significant judgment.

How We Addressed the Matter in Our Audit
We tested relevant controls over the identified risks related to the Company’s implementation of the new revenue recognition standard and the accounting for revenue recognition, including the controls to evaluate the appropriate accounting treatment for contracts containing non-standard terms and conditions and multiple performance obligations and the controls related to the estimation process to record the variable consideration related to certain sales incentives.
Our audit procedures included, among others, evaluating how the Company applied the new revenue recognition standard to its contracts and assessing how the Company applied judgment to determine the transition amount and disclosures, inspection of contracts entered into during the period, evaluation of management’s judgments related to the interpretation of certain contract provisions including the identification of performance obligations, the method of allocating the transaction price to the performance obligations in the arrangement, and the assessment of the appropriateness of the amount of revenue recognized. We also evaluated the Company’s key assumptions and judgments and tested the completeness and accuracy of the underlying data used to determine the variable consideration for sales incentives. This included analyzing data related to the historical experience of sales incentive payments as well as understanding the current market dynamics that can affect the estimate of variable consideration to assess the Company’s judgments and estimates.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2000
San Jose, California
December 12, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of HP Inc.
Opinion on Internal Control over Financial Reporting
We have audited HP Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HP Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HP Inc. and subsidiaries as of October 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended October 31, 2019, and the related notes and our report dated December 12, 2019 expressed an unqualified opinion thereon.
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
December 12, 2019

Management’s Report on Internal Control Over Financial Reporting
HP’s management is responsible for establishing and maintaining adequate internal control over financial reporting. HP’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. HP’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of HP; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of HP are being made only in accordance with authorizations of management and directors of HP; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of HP’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
HP’s management assessed the effectiveness of HP’s internal control over financial reporting as of October 31, 2019, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the assessment by HP’s management, we determined that HP’s internal control over financial reporting was effective as of October 31, 2019. The effectiveness of HP’s internal control over financial reporting as of October 31, 2019 has been audited by Ernst & Young LLP, HP’s independent registered public accounting firm, as stated in their report which appears on page 54 of this Annual Report on Form 10-K.

/s/ ENRIQUE LORES	/s/ STEVE FIELER
Enrique Lores President and Chief Executive Officer December 12, 2019	Steve Fieler Chief Financial Officer December 12, 2019

HP INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2019	2018	2017
	In millions, except per share amounts
Net revenue	$58,756	$58,472	$52,056
Costs and expenses:
Cost of revenue	47,586	47,803	42,478
Research and development	1,499	1,404	1,190
Selling, general and administrative	5,368	5,099	4,532
Restructuring and other charges	275	132	362
Acquisition-related charges	35	123	125
Amortization of intangible assets	116	80	1
Total costs and expenses	54,879	54,641	48,688
Earnings from operations	3,877	3,831	3,368
Interest and other, net	(1,354)	(818)	(92)
Earnings before taxes	2,523	3,013	3,276
Benefit from (provision for) taxes	629	2,314	(750)
Net earnings	$3,152	$5,327	$2,526

Net earnings per share:
Basic	$2.08	$3.30	$1.50
Diluted	$2.07	$3.26	$1.48

Weighted-average shares used to compute net earnings per share:
Basic	1,515	1,615	1,688
Diluted	1,524	1,634	1,702

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the fiscal years ended October 31
	2019	2018	2017
	In millions
Net earnings	$3,152	$5,327	$2,526
Other comprehensive (loss) income before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains (losses) arising during the period	1	(3)	4
Losses (gains) reclassified into earnings	3	(5)	—
	4	(8)	4
Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	252	341	(651)
(Gains) losses reclassified into earnings	(380)	258	199
	(128)	599	(452)
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(303)	11	455
Amortization of actuarial loss and prior service benefit	43	48	74
Curtailments, settlements and other	42	3	3
	(218)	62	532
Change in cumulative translation adjustment	4	—	—
Other comprehensive (loss) income before taxes	(338)	653	84
Provision for taxes	(42)	(80)	(64)
Other comprehensive (loss) income, net of taxes	(380)	573	20
Comprehensive income	$2,772	$5,900	$2,546

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of October 31
	2019	2018
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$4,537	$5,166
Accounts receivable, net	6,031	5,113
Inventory	5,734	6,062
Other current assets	3,875	5,046
Total current assets	20,177	21,387
Property, plant and equipment, net	2,794	2,198
Goodwill	6,372	5,968
Other non-current assets	4,124	5,069
Total assets	$33,467	$34,622
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$357	$1,463
Accounts payable	14,793	14,816
Other current liabilities	10,143	8,852
Total current liabilities	25,293	25,131
Long-term debt	4,780	4,524
Other non-current liabilities	4,587	5,606
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,458 and 1,560 shares issued and outstanding at October 31, 2019, and 2018 respectively)	15	16
Additional paid-in capital	835	663
Accumulated deficit	(818)	(473)
Accumulated other comprehensive loss	(1,225)	(845)
Total stockholders’ deficit	(1,193)	(639)
Total liabilities and stockholders’ deficit	$33,467	$34,622

The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2019	2018	2017
	In millions
Cash flows from operating activities:
Net earnings	$3,152	$5,327	$2,526
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	744	528	354
Stock-based compensation expense	297	268	224
Restructuring and other charges	275	132	362
Deferred taxes on earnings	133	(3,653)	238
Other, net	254	319	134
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(761)	(491)	(453)
Inventory	(68)	(136)	(1,346)
Accounts payable	(53)	1,429	2,161
Taxes on earnings	(851)	389	73
Restructuring and other	(154)	(237)	(233)
Other assets and liabilities	1,686	653	(363)
Net cash provided by operating activities	4,654	4,528	3,677
Cash flows from investing activities:
Investment in property, plant and equipment	(671)	(546)	(402)
Proceeds from sale of property, plant and equipment	—	172	69
Purchases of available-for-sale securities and other investments	(80)	(367)	(1,400)
Maturities and sales of available-for-sale securities and other investments	771	847	231
Collateral posted for derivative instruments	(32)	(1,165)	(1,170)
Collateral returned for derivative instruments	32	1,379	955
Payments made in connection with business acquisitions, net of cash acquired	(458)	(1,036)	—
Net cash used in investing activities	(438)	(716)	(1,717)
Cash flows from financing activities:
(Payments of) Proceeds from short-term borrowings with original maturities less than 90 days, net	(856)	743	202
Proceeds from short-term borrowings with original maturities greater than 90 days	—	712	887
Proceeds from debt, net of issuance costs	127	—	5
Payment of short-term borrowings with original maturities greater than 90 days	—	(1,596)	(3)
Payment of debt	(680)	(2,098)	(84)
Settlement of cash flow hedges	—	—	(9)
Stock-based award activities	(61)	52	57
Repurchase of common stock	(2,405)	(2,557)	(1,412)
Cash dividends paid	(970)	(899)	(894)
Net cash used in financing activities	(4,845)	(5,643)	(1,251)
(Decrease) Increase in cash and cash equivalents	(629)	(1,831)	709
Cash and cash equivalents at beginning of period	5,166	6,997	6,288
Cash and cash equivalents at end of period	$4,537	$5,166	$6,997
Supplemental cash flow disclosures:
Income taxes paid, net of refunds	$89	$951	$438
Interest expense paid	$240	$329	$322
Supplemental schedule of non-cash activities:
Purchase of assets under capital leases	$366	$258	$200
The accompanying notes are an integral part of these Consolidated Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2016	1,712,091	$17	$1,030	$(3,498)	$(1,438)	$(3,889)
Net earnings				2,526		2,526
Other comprehensive income, net of taxes					20	20
Comprehensive income						2,546
Issuance of common stock in connection with employee stock plans and other	18,532		52			52
Repurchases of common stock	(81,043)	(1)	(926)	(520)		(1,447)
Cash dividends ($0.53 per common share)				(894)		(894)
Stock-based compensation expense			224			224
Balance October 31, 2017	1,649,580	$16	$380	$(2,386)	$(1,418)	$(3,408)
Net earnings				5,327		5,327
Other comprehensive income, net of taxes					573	573
Comprehensive income						5,900
Issuance of common stock in connection with employee stock plans and other	21,728		47			47
Repurchases of common stock	(111,038)		(32)	(2,515)		(2,547)
Cash dividends ($0.56 per common share)				(899)		(899)
Stock-based compensation expense			268			268
Balance October 31, 2018	1,560,270	$16	$663	$(473)	$(845)	$(639)
Net earnings				3,152		3,152
Other comprehensive loss, net of taxes					(380)	(380)
Comprehensive income						2,772
Issuance of common stock in connection with employee stock plans and other	15,047		(69)			(69)
Repurchases of common stock	(117,598)	(1)	(55)	(2,340)		(2,396)
Cash dividends ($0.64 per common share)				(968)		(968)
Stock-based compensation expense			296			296
Adjustment for adoption of accounting standards (Note 1)	—	—	—	(189)	—	(189)
Balance October 31, 2019	1,457,719	$15	$835	$(818)	$(1,225)	$(1,193)
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
For detailed discussion see Note 2, “Segment Information”.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Financial Statements and accompanying notes. Actual results may differ materially from those estimates.
Foreign Currency Translation
HP predominantly uses the U.S. dollar as its functional currency. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for nonmonetary assets and liabilities. Net revenue, costs and expenses denominated in non-U.S. dollars are recorded in U.S. dollars at monthly average exchange rates prevailing during the period. HP includes gains or losses from foreign currency remeasurement in Interest and other, net in the Consolidated Statements of Earnings. Certain foreign subsidiaries designate the local currency as their functional currency, and HP records the translation of their assets and liabilities into U.S. dollars at the balance sheet dates as translation adjustments and includes them as a component of accumulated other comprehensive loss.
Separation Transaction
In connection with the Separation, HP and Hewlett Packard Enterprise entered into a separation and distribution agreement, an employee matters agreement and various other agreements which remain enforceable that provide a framework for the continuing relationships between the parties. For more information on the impacts of these agreements, see Note 7, “Supplementary Financial Information”, Note 14, “Litigation and Contingencies” and Note 15, “Guarantees, Indemnifications and Warranties”.
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
In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance, which addresses the improvement of the presentation of net periodic pension and net periodic post-retirement benefit cost. The guidance requires entities to present the service cost component of net periodic benefit cost in the same income statement line item as other compensation costs arising from services rendered during the period. Additionally, the guidance requires that companies present the other components of the net periodic benefit cost separately from the line item that includes service cost and any other subtotal of income from operations. The amendments in this guidance are to be applied retrospectively for presentation in the Consolidated Statements of Earnings. A practical expedient allows companies to use the amount disclosed in its pension and other post-retirement plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Summary of Significant Accounting Policies (Continued)

requirements. HP adopted this guidance in the first quarter of fiscal year 2019 and elected to use the practical expedient. The adoption of this guidance has no impact on net earnings. The reclassification resulted in an increase in total cost and expenses and a reduction in interest and other, net of $233 million for the twelve months ended October 31, 2018.
In November 2016, the FASB issued guidance, which addresses the presentation of restricted cash in the statement of cash flows.  The guidance requires entities to present the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. HP adopted this guidance in the first quarter of fiscal year 2019. The implementation of this guidance did not have any impact on its Consolidated Financial Statements.
In October 2016, the FASB issued guidance, which amends the existing accounting for Intra-Entity Transfers of Assets Other Than Inventory. The guidance (Topic 740) requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs. It also requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. HP adopted this guidance in the first quarter of fiscal year 2019. The implementation of this guidance resulted in $353 million of net reduction to its prepaid tax asset adjusted through accumulated deficit. In the fourth quarter of fiscal year 2019, HP corrected this impact to $47 million by recording a deferred tax asset adjusted through accumulated deficit.
In August 2016, the FASB issued guidance, which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows. HP adopted this guidance in the first quarter of fiscal year 2019. The implementation of this guidance did not have any impact on its Consolidated Financial Statements.
In January 2016, the FASB issued guidance, which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The guidance (Topic 825-10) primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. HP adopted this guidance in the first quarter of fiscal year 2019. The implementation of this guidance did not have a material impact on its Consolidated Financial Statements.
In May 2014, the FASB issued guidance, which amends the existing accounting standards for revenue recognition. The amendments (Topic 606) are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. HP adopted the new revenue standard in the first quarter of fiscal year 2019 using the modified retrospective method applied to contracts that were not completed as of November 1, 2018. HP recognized the net impact of adoption as an increase to accumulated deficit by $212 million, net of tax, on November 1, 2018.
The primary changes that impact the Consolidated Financial Statements are as below:
Variable consideration - HP estimates the transaction price for elements of consideration which are variable in nature. Certain distributor programs and incentive offerings which were recorded at the date the sales incentives were offered, are now recorded at the time of revenue recognition based on estimates.
Costs to obtain a contract - The incremental costs to obtain a contract are primarily comprised of eligible sales commissions which were previously expensed as incurred. HP has capitalized such eligible sales commission costs for contracts with terms of more than one year and amortized those costs over the expected period of the benefit.
The adoption has led to certain balance sheet reclassifications pertaining to return asset and liability and repurchase reserves which impacts accounts receivable, net, inventory, other current assets and other current liabilities balances.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Summary of Significant Accounting Policies (Continued)

amortized cost. HP is required to adopt the guidance in the first quarter of fiscal year 2021. Earlier adoption is permitted. HP is currently evaluating the timing and the impact of this guidance on the Consolidated Financial Statements.
In February 2016, the FASB issued guidance (“Topic 842”), which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months. HP will adopt this guidance in the first quarter of fiscal year 2020 and will apply the modified retrospective transition option made available in July 2018 by the FASB, whereby comparative periods will not be retrospectively presented in the Consolidated Financial Statements. HP will also elect the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for certain asset classes.
HP has established a cross-functional implementation team to assist in determining the scope of impact, identifying changes to its business processes, implementing a new system solution and evaluating changes to internal controls to support adoption of the new standard. HP currently expects the adoption of Topic 842 to result in an increase in right of use assets and a corresponding increase in lease liabilities on the Consolidated Balance Sheet of approximately $1.0 billion to $1.5 billion. Upon adoption, HP will also record revenue upfront on certain aspects of its MPS and DaaS offerings and will reflect the financing of these offerings as cash flows from financing activities on the Statement of Cash Flows. HP has substantially completed the process of quantifying the impacts that will result from applying the new guidance, and the assessment will be finalized during the first quarter of fiscal year 2020.
Revenue Recognition
General
HP recognizes revenues at a point in time or over time depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which HP expects to be entitled in exchange for those goods or services. HP follows the five-step model for revenue recognition as summarized below:
1. Identify the contract with a customer - A contract with customer exists when (i) it is approved and signed by all parties,
(ii) each party’s rights and obligations can be identified, (iii) payment terms are defined, (iv) it has commercial substance and (v) the customer has the ability and intent to pay. HP evaluates customers’ ability to pay based on various factors like historical payment experience, financial metrics and customer credit scores. While the majority of our sales contracts contain standard terms and conditions, there are certain contracts with non-standard terms and conditions.
2. Identify the performance obligations in the contract - HP evaluates each performance obligation in an arrangement to determine whether it is distinct, such as hardware and/or service. A performance obligation constitutes distinct goods or services when the customer can benefit from such goods or services either on its own or together with other resources that are readily available to the customer and the performance obligation is distinct within the context of the contract.
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
4. Allocate the transaction price to performance obligations in the contract - When a sales arrangement contains multiple performance obligations, such as hardware and/or services, HP allocates revenue to each performance obligation in proportion to their selling price. The selling price for each performance obligation is based on its SSP. HP establishes SSP using the price charged for a performance obligation when sold separately (“observable price”) and, in some instances, using the price established by management having the relevant authority. When observable price is not available, HP establishes SSP based on management judgment considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life-cycle. Consideration is also given to market conditions such as competitor pricing strategies and technology industry life cycles.
5. Recognize revenue when (or as) the performance obligation is satisfied - Revenue is recognized when, or as, a performance obligation is satisfied by transferring control of a promised good or service to a customer. HP generally invoices the customer upon delivery of the goods or services and the payments are due as per contract terms. For fixed

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Summary of Significant Accounting Policies (Continued)

price support or maintenance contracts that are in the nature of stand-ready obligations, payments are generally received in advance from customers and revenue is recognized on a straight-line basis over the duration of the contract.
HP reports revenue net of any taxes collected from customers and remitted to government authorities, and the collected taxes are recorded as other current liabilities until remitted to the relevant government authority. HP includes costs related to shipping and handling in cost of revenue.
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
Contract Assets and Liabilities
Contract assets are rights to consideration in exchange for goods or services that HP has transferred to a customer when such right is conditional on something other than the passage of time. Such contract assets are not material to HP’s Consolidated Financial Statements.
Contract liabilities are recorded as deferred revenues when amounts invoiced to customers are more than the revenues recognized or when payments are received in advance for fixed price support or maintenance contracts. The short-term and long-term deferred revenues are reported within the other current liabilities and other non-current liabilities respectively.
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
See Note 7, “Supplementary Financial Information” for details on net revenue by region, cost to obtain a contract and fulfillment cost, contract liabilities and value of remaining performance obligations.
Transition disclosure
In accordance with the modified retrospective method transition requirements, HP has presented the financial statement line items impacted and adjusted to compare to presentation under the prior GAAP for the Consolidated Balance Sheet as of October 31, 2019 and for Consolidated Statement of Earnings for fiscal year ended October 31, 2019.

	As of October 31, 2019
CONSOLIDATED BALANCE SHEET ITEMS	As Reported	Effect of Adoption	Balances Without Adoption of Topic 606
	In millions
ASSETS
Accounts receivable, net	$6,031	$(218)	$5,813
Inventory	5,734	188	5,922
Other current assets	3,875	(188)	3,687
Other non-current assets	$4,124	$(31)	$4,093
LIABILITIES AND STOCKHOLDERS' DEFICIT
Other current liabilities	$10,143	$(435)	$9,708
Accumulated deficit	$(818)	$186	$(632)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Summary of Significant Accounting Policies (Continued)

	For the fiscal year ended October 31, 2019
CONSOLIDATED STATEMENT OF EARNINGS ITEMS	As Reported	Effect of Adoption	Balances Without Adoption of Topic 606
	In millions
Net revenue	$58,756	$(33)	$58,723
Earnings from operations	3,877	(33)	3,844
Earnings before taxes	2,523	(33)	2,490
Benefit from taxes	629	7	636
Net earnings	$3,152	$(26)	$3,126
Opening Balance Sheet Adjustments:
The following table presents the adoption impact of the new accounting standards to HP’s previously reported financial statements:

	As Reported on October 31, 2018	Adjustments under Topic 606	Other (1)	As Restated on November 1, 2018
	In millions
ASSETS
Accounts receivable, net	$5,113	$213	$—	$5,326
Inventory	6,062	(203)	—	5,859
Other current assets	5,046	203	(90)	5,159
Other non-current assets	$5,069	$33	$43	$5,145
LIABILITIES AND STOCKHOLDERS' DEFICIT
Other current liabilities	$8,852	$458	$—	$9,310
Accumulated other comprehensive loss	(845)	—	(2)	(847)
Accumulated deficit	$(473)	$(212)	$(45)	$(730)
(1) Other includes $47 million adjustment related to Topic 740.
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
Advertising cost
Costs to produce advertising are expensed as incurred during production. Costs to communicate advertising are expensed when the advertising is first run. Such costs totaled approximately $652 million, $568 million and $544 million in fiscal years 2019, 2018 and 2017, respectively.
Restructuring and Other Charges
HP records charges associated with management-approved restructuring plans to reorganize one or more of HP’s business segments, to remove duplicative headcount and infrastructure associated with business acquisitions or to simplify business processes and accelerate innovation. Restructuring charges can include severance costs to reduce a specified number of

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Summary of Significant Accounting Policies (Continued)

employees, enhanced early retirement incentives, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. HP records restructuring charges based on estimated employee terminations, committed early retirements and site closure and consolidation plans. HP accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences and negotiated settlements. Other charges include non-recurring costs, including those as a result of the Separation or information technology rationalization efforts, and are distinct from ongoing operational costs.
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
HP has third-party short-term financing arrangements intended to facilitate the working capital requirements of certain customers. These financing arrangements, which in certain cases provide for partial recourse, result in the transfer of HP’s trade receivables to a third party. HP reflects amounts transferred to, but not yet collected from the third party in accounts receivable in the Consolidated Balance Sheets. For arrangements involving an element of recourse, the fair value of the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Balance Sheets.
Concentrations of Risk
Financial instruments that potentially subject HP to significant concentrations of credit risk consist principally of cash and cash equivalents, investments, receivables from trade customers and contract manufacturers and derivatives.
HP maintains cash and cash equivalents, investments, derivatives and certain other financial instruments with various financial institutions. These financial institutions are located in many different geographic regions, and HP’s policy is designed to limit exposure from any particular institution. As part of its risk management processes, HP performs periodic evaluations of the relative credit standing of these financial institutions. HP has not sustained material credit losses from instruments held at these financial institutions. HP utilizes derivative contracts to protect against the effects of foreign currency, interest rate and, on certain investment exposures. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss. The likelihood of which HP deems to be remote.
HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors’ and resellers’ aggregated business deteriorates substantially, HP’s operating results could be adversely affected. The ten largest distributor and reseller receivable balances, which were concentrated primarily in North America and Europe, collectively represented approximately 32% and 39% of gross accounts receivable as of October 31, 2019 and 2018, respectively. No single customer accounts for more than 10% of gross accounts receivable as of October 31, 2019 or 2018. Credit risk with respect to other accounts receivable is generally diversified due to HP’s large customer base and their dispersion across many different industries and geographic markets. HP performs ongoing credit evaluations of the financial condition of its third-party

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Summary of Significant Accounting Policies (Continued)

distributors, resellers and other customers and may require collateral, such as letters of credit and bank guarantees, in certain circumstances.
HP utilizes outsourced manufacturers around the world to manufacture HP-designed products. HP may purchase product components from suppliers and sell those components to its outsourced manufacturers thereby creating receivable balances from the outsourced manufacturers. The three largest outsourced manufacturer receivable balances collectively represented 77% and 72% of HP’s supplier receivables of $1,165 million and $1,074 million as of October 31, 2019 and 2018, respectively. HP includes the supplier receivables in Other current assets in the Consolidated Balance Sheets on a gross basis. HP’s credit risk associated with these receivables is mitigated wholly or in part, by the amount HP owes to these outsourced manufacturers, as HP generally has the legal right to offset its payables to the outsourced manufacturers against these receivables. HP does not reflect the sale of these components in net revenue and does not recognize any profit on these component sales until the related products are sold by HP, at which time any profit is recognized as a reduction to cost of revenue.
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
Upon completion of the Separation on November 1, 2015, HP recorded net income tax indemnification receivables from Hewlett Packard Enterprise for certain income tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by Hewlett Packard Enterprise under the tax matters agreement (“TMA”). The TMA was terminated during the fourth quarter of fiscal year 2019. The net payable as of October 31, 2019 was $98 million and net receivable as of October 31, 2018 was $1.0 billion.
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
Debt and marketable equity securities are reported at fair value with unrealized gains and losses, net of applicable taxes, in Accumulated Other Comprehensive Loss, Consolidated Statement of Earnings and the Consolidated Balance Sheets. Realized gains and losses on available-for-sale securities are calculated based on the specific identification method and included in interest and other, net in the Consolidated Statements of Earnings. HP monitors its investment portfolio for potential impairment on a quarterly basis. When the carrying amount of an investment in debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary (i.e., when HP does not intend to sell the debt securities and it is not more likely than not that HP will be required to sell the debt securities prior to anticipated recovery of its amortized cost basis), HP records an impairment charge to Interest and other, net in the amount of the credit loss and the remaining amount, if any, is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets.
Derivatives
HP uses derivative instruments, primarily forwards, swaps, and at times, options, to hedge certain foreign currency, interest rate, and return on certain investment exposures. HP also may use other derivative instruments not designated as hedges, such as forwards used to hedge foreign currency balance sheet exposures. HP does not use derivative instruments for

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 1: Summary of Significant Accounting Policies (Continued)

speculative purposes. See Note 10, “Financial Instruments” for a full description of HP’s derivative instrument activities and related accounting policies.
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
A summary description of each segment is as follows:
Personal Systems offers commercial and consumer desktop and notebook PCs, workstations, thin clients, commercial mobility devices, retail POS systems, displays and other related accessories, software, support and services. HP groups commercial notebooks, commercial desktops, commercial services, commercial mobility devices, commercial detachables and convertibles, workstations, retail POS systems and thin clients into commercial PCs and consumer notebooks, consumer desktops, consumer services and consumer detachables into consumer PCs when describing performance in these markets. Described below are HP’s global business capabilities within Personal Systems:

•
Commercial PCs are optimized for use by enterprise, public sector and SMB customers, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in networked and cloud- based environments. Additionally, HP offers a range of services and solutions to enterprise, public sector and SMB customers to help them manage the lifecycle of their PC and mobility installed base.

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

•
Home Printing Solutions delivers innovative printing products, supplies, services and solutions for the home, home business and micro business customers utilizing both HP’s Ink and Laser technologies (including laser technology from some Samsung-branded products).

•
Graphics Solutions delivers large-format, commercial and industrial solutions and supplies to print service providers and packaging converters through a wide portfolio of printers and presses (HP DesignJet, HP Latex, HP Stitch, HP Indigo and HP PageWide Web Presses) and related components.

•
3D Printing & Digital Manufacturing offers a portfolio of additive manufacturing solutions and supplies to help customers succeed in their additive and digital manufacturing journey. HP offers complete solutions in collaboration with an ecosystem of partners.

Printing groups its global business capabilities into the following business units when reporting business performance:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

•	Commercial Hardware consists of office printing solutions, graphics solutions and 3D Printing & Digital Manufacturing, excluding supplies;

•	Consumer Hardware consists of home printing solutions, excluding supplies; and

•
Supplies comprises a set of highly innovative consumable products, ranging from ink and laser cartridges to media, graphics supplies and 3D Printing & Digital Manufacturing supplies, for recurring use in consumer and commercial hardware.

Corporate Investments includes HP Labs and certain business incubation and investment projects.
The accounting policies HP uses to derive segment results are substantially the same as those used by HP in preparing these financial statements. HP derives the results of the business segments directly from its internal management reporting system.
HP does not allocate certain operating expenses, which it manages at the corporate level, to its segments. These unallocated amounts include certain corporate governance costs and infrastructure investments, stock-based compensation expense, restructuring and other charges, acquisition-related charges and amortization of intangible assets. Pursuant to the adoption of ASU 2017-07 in the first quarter of fiscal year of 2019, HP now reclassifies market-related retirement credits and all other components (excluding the service cost component) of net periodic benefit cost to Interest and other, net in Consolidated Statement of Earnings. HP reflected this change in prior reporting periods on an as-if basis. This adoption did not have a material impact to previously reported segment earnings from operations.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	For the fiscal years ended October 31,
	2019	2018	2017
		In millions
Net revenue:
Notebooks	$22,928	$22,547	$19,782
Desktops	12,046	11,567	10,298
Workstations	2,389	2,246	2,042
Other	1,331	1,301	1,199
Personal Systems	38,694	37,661	33,321
Supplies	12,921	13,575	12,524
Commercial Hardware	4,612	4,514	3,792
Consumer Hardware	2,533	2,716	2,412
Printing	20,066	20,805	18,728
Corporate Investments	2	5	8
Total segment net revenue	58,762	58,471	52,057
Other	(6)	1	(1)
Total net revenue	$58,756	$58,472	$52,056

Earnings before taxes:
Personal Systems	$1,898	$1,402	$1,206
Printing	3,202	3,314	3,142
Corporate Investments	(96)	(82)	(87)
Total segment earnings from operations	$5,004	$4,634	$4,261
Corporate and unallocated costs and other	(404)	(200)	(181)
Stock-based compensation expense	(297)	(268)	(224)
Restructuring and other charges	(275)	(132)	(362)
Acquisition-related charges	(35)	(123)	(125)
Amortization of intangible assets	(116)	(80)	(1)
Interest and other, net	(1,354)	(818)	(92)
Total earnings before taxes	$2,523	$3,013	$3,276

Segment Assets
HP allocates assets to its business segments based on the segments primarily benefiting from the assets. Total assets by segment and the reconciliation of segment assets to HP consolidated assets were as follows:

	As of October 31
	2019	2018
	In millions
Personal Systems	$14,092	$13,447
Printing	14,309	13,706
Corporate Investments	4	5
Corporate and unallocated assets	5,062	7,464
Total assets	$33,467	$34,622

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 2: Segment Information (Continued)

Major Customers
No single customer represented 10% or more of HP’s net revenue in any fiscal year presented.
Geographic Information
Net revenue by country is based upon the sales location that predominately represents the customer location. For each of the fiscal years of 2019, 2018 and 2017, other than the United States, no country represented more than 10% of HP net revenue.
Net revenue by country in which HP operates was as follows:

	For the fiscal years ended October 31
	2019	2018	2017
		In millions
United States	$20,605	$20,602	$19,321
Other countries	38,151	37,870	32,735
Total net revenue	$58,756	$58,472	$52,056

Net property, plant and equipment by country in which HP operates was as follows:

	As of October 31
	2019	2018
	In millions
United States	$1,260	$935
Singapore	372	371
Other countries	1,162	892
Total property, plant and equipment, net	$2,794	$2,198

No single country other than those represented above exceeds 10% or more of HP’s total net property, plant and equipment in any fiscal year presented.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3: Restructuring and Other Charges

Summary of Restructuring Plans

HP’s restructuring activities in fiscal years 2019, 2018 and 2017 summarized by plan were as follows:

	Fiscal 2020 Plan			Fiscal 2017 Plan		Other prior year plans (2)	Total
	Severance and EER		Infrastructure and other	Severance	Infrastructure and other (1)
	In millions
Accrued balance as of October 31, 2016	$—		$—	$24	$—	$34	$58
Charges	—		—	117	94	16	227
Cash payments	—		—	(68)	(23)	(43)	(134)
Non-cash and other adjustments	—		—	3	(52)	6	(43)
Accrued balance as of October 31, 2017	—		—	76	19	13	108
Charges (reversals)	—		—	112	(13)	—	99
Cash payments	—		—	(136)	(35)	(4)	(175)
Non-cash and other adjustments	—		—	(2)	29	—	27
Accrued balance as of October 31, 2018	—		—	50	—	9	59
Charges	82		—	137	28	—	247
Cash payments	—		—	(122)	(15)	(3)	(140)
Non-cash and other adjustments	(6)	(3)	—	(7)	(11)	—	(24)
Accrued balance as of October 31, 2019	$76		$—	$58	$2	$6	$142
Total costs incurred to date as of October 31, 2019	$82		$—	$390	$109	$1,317	$1,898

Reflected in Consolidated Balance Sheets:
Other current liabilities	$76		$—	$58	$2	$5	$141
Other non-current liabilities	$—		$—	$—	$—	$1	$1

(1)
Infrastructure and other includes adjustment of carrying amount of held for sale assets of $52 million in fiscal year 2017 and reversal of adjustments of $29 million for the fiscal year 2018 associated with the consolidation of manufacturing into global hubs.

(2)	Includes prior-year plans which are substantially complete. HP does not expect any further material activity associated with these plans.

(3)
Includes reclassification of liability related to the Enhanced Early Retirement (“EER”) plan of $6M for certain healthcare and medical savings account benefits to pension and other post retirement plans. See Note 4 “Retirement and Post-Retirement Benefit Plans” for further information.

Fiscal 2020 Plan
On September 30, 2019, HP’s Board of Directors approved the Fiscal 2020 Plan intended to optimize and simplify its operating model and cost structure that HP expects will be implemented through fiscal 2022. HP expects to reduce global headcount by approximately 7,000 to 9,000 employees through a combination of employee exits and voluntary EER. HP estimates that it will incur pre-tax charges of approximately $1.0 billion relating to labor and non-labor actions. HP expects to incur approximately $0.9 billion primarily in labor costs related to workforce reductions and the remaining costs will relate to infrastructure, non-labor actions and other charges.
Fiscal 2017 Plan
On October 10, 2016, HP’s Board of Directors approved the Fiscal 2017 Plan, which included severance costs related to labor actions and infrastructure costs related to non-labor actions and other charges. Approximately 5,300 employees exited as part of the Fiscal 2017 Plan. HP incurred $390 million in severance costs and $305 million in infrastructure costs related to non-labor and other charges. The Fiscal 2017 Plan is substantially complete. HP does not expect any further costs associated with the plan.
Other charges

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 3: Restructuring and Other Charges (Continued)

Other charges include non-recurring costs, including those as a result of the Separation or information technology rationalization efforts, and are distinct from ongoing operational costs. These costs primarily relate to information technology costs such as advisory, consulting and non-recurring labor costs. HP incurred $28 million, $33 million and $135 million of other charges in fiscal year 2019, 2018 and 2017, respectively.

Note 4: Retirement and Post-Retirement Benefit Plans
Defined Benefit Plans
HP sponsors a number of defined benefit pension plans worldwide. The most significant defined benefit plan, the HP Inc. Pension Plan (“Pension Plan”) is a frozen plan in the United States.
HP reduces the benefit payable to certain U.S. employees under the Pension Plan for service before 1993, if any, by any amounts due to the employee under HP’s frozen defined contribution Deferred Profit-Sharing Plan (“DPSP”). At October 31, 2019 and 2018, the fair value of plan assets of the DPSP was $543 million and $536 million, respectively. The DPSP obligations are equal to the plan assets and are recognized as an offset to the Pension Plan when HP calculates its defined benefit pension cost and obligations. The Pension Plan and the DPSP both remain entirely with HP post-Separation.
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
Defined Contribution Plans
HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $107 million in fiscal year 2019, $110 million in fiscal year 2018 and $103 million in fiscal year 2017.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

Pension and Post-Retirement Benefit Expense
The components of HP’s pension and post-retirement (credit) benefit cost recognized in the Consolidated Statements of Earnings were as follows:

	For the fiscal years ended October 31
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	In millions
Service cost	$—	$—	$—	$57	$55	$48	$1	$1	$1
Interest cost	491	452	469	24	24	18	17	15	18
Expected return on plan assets	(581)	(717)	(677)	(37)	(39)	(31)	(22)	(23)	(26)
Amortization and deferrals:
Actuarial loss (gain)	59	58	73	31	28	40	(31)	(17)	(17)
Prior service benefit	—	—	—	(3)	(3)	(3)	(13)	(18)	(19)
Net periodic (credit) benefit cost	(31)	(207)	(135)	72	65	72	(48)	(42)	(43)
Curtailment gain	—	—	—	(22)	—	—	—	—	—
Settlement loss	2	2	3	1	5	2	—	—	—
Special termination benefits	—	—	—	—	—	—	6	—	—
Total (credit) benefit cost	$(29)	$(205)	$(132)	$51	$70	$74	$(42)	$(42)	$(43)
The components of net periodic benefit costs other than the service cost component are included in Interest and other, net in our Consolidated Statements of Earnings.
The weighted-average assumptions used to calculate the total periodic benefit (credit) cost were as follows:

	For the fiscal years ended October 31
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
Discount rate	4.5%	3.8%	4.0%	2.0%	2.1%	1.6%	4.4%	3.5%	3.4%
Expected increase in compensation levels	2.0%	2.0%	2.0%	2.5%	2.5%	2.7%	—	—	—
Expected long-term return on plan assets	6.0%	6.9%	6.9%	4.4%	4.5%	4.4%	6.0%	7.1%	7.3%

Funded Status
The funded status of the defined benefit and post-retirement benefit plans was as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

	As of October 31
	2019	2018	2019	2018	2019	2018
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Change in fair value of plan assets:
Fair value of assets — beginning of year	$10,018	$10,838	$850	$815	$388	$351
Acquisition/ deletion of plan	—	—	(1)	40	—	—
Actual return on plan assets	2,499	(267)	85	(2)	44	76
Employer contributions	32	33	44	33	5	4
Participant contributions	—	—	17	11	36	59
Benefits paid	(523)	(575)	(28)	(10)	(69)	(102)
Settlement	(9)	(11)	(4)	(18)	—	—
Currency impact	—	—	—	(19)	—	—
Transfers	—	—	6	—	—	—
Fair value of assets — end of year	$12,017	$10,018	$969	$850	$404	$388
Change in benefits obligation
Projected benefit obligation — beginning of year	$11,167	$12,266	$1,227	$1,132	$397	$463
Acquisition/ deletion of plan	—	—	—	40	—	—
Service cost	—	—	57	55	1	1
Interest cost	491	452	24	24	17	15
Participant contributions	—	—	17	11	36	59
Actuarial loss (gain)	2,065	(965)	219	21	35	(39)
Benefits paid	(523)	(575)	(28)	(10)	(69)	(102)
Plan amendments	—	—	4	—	(33)	—
Curtailment	—	—	(63)	—	—	—
Settlement	(9)	(11)	(4)	(13)	—	—
Special termination benefits	—	—	—	—	6	—
Transfers	—	—	7	—	—	—
Currency impact	—	—	(3)	(33)	—	—
Projected benefit obligation — end of year	$13,191	$11,167	$1,457	$1,227	$390	$397
Funded status at end of year	$(1,174)	$(1,149)	$(488)	$(377)	$14	$(9)
Accumulated benefit obligation	$13,191	$11,167	$1,320	$1,099
The weighted-average assumptions used to calculate the projected benefit obligations for the fiscal years ended October 31, 2019 and 2018 were as follows:

	For the fiscal years ended October 31
	2019	2018	2019	2018	2019	2018
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Discount rate	3.2%	4.5%	1.3%	2.0%	2.9%	4.4%
Expected increase in compensation levels	2.0%	2.0%	2.5%	2.5%	—	—

The net amounts of non-current assets and current and non-current liabilities for HP’s defined benefit and post-retirement benefit plans recognized on HP’s Consolidated Balance Sheet were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

	As of October 31
	2019	2018	2019	2018	2019	2018
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	In millions
Other non-current assets	$—	$—	$14	$10	$21	$11
Other current liabilities	(36)	(32)	(7)	(9)	(6)	(6)
Other non-current liabilities	(1,138)	(1,117)	(495)	(378)	(1)	(14)
Funded status at end of year	$(1,174)	$(1,149)	$(488)	$(377)	$14	$(9)

The following table summarizes the pre-tax net actuarial loss (gain) and prior service benefit recognized in Accumulated other comprehensive loss for the defined benefit and post-retirement benefit plans.

	As of October 31, 2019
	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$1,371	$413	$(135)
Prior service benefit	—	(12)	(94)
Total recognized in Accumulated other comprehensive loss (gain)	$1,371	$401	$(229)

The following table summarizes HP’s pre-tax net actuarial loss (gain) and prior service benefit that are expected to be amortized from Accumulated other comprehensive loss and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net actuarial loss (gain)	$65	$42	$(10)
Prior service benefit	—	(2)	(12)
Total expected to be recognized in net periodic benefit cost (credit)	$65	$40	$(22)

Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2019	2018	2019	2018
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$12,017	$10,018	$905	$800
Aggregate projected benefit obligation	$13,191	$11,167	$1,410	$1,194

Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	As of October 31
	2019	2018	2019	2018
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	In millions
Aggregate fair value of plan assets	$12,017	$10,018	$838	$734
Aggregate accumulated benefit obligation	$13,191	$11,167	$1,226	$1,007

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

Fair Value of Plan Assets
The table below sets forth the fair value of plan assets by asset category within the fair value hierarchy as of October 31, 2019. Refer to Note 9, “Fair Value” for details on fair value hierarchy. Certain investments that are measured at fair value using the Net Asset Value (“NAV”) per share as a practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in this table provide a reconciliation of the fair value hierarchy to the total value of plan assets.

	As of October 31, 2019
	U.S. Defined Benefit Plans				Non-U.S. Defined Benefit Plans				Post-Retirement Benefit Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Asset Category:
Equity securities(1)	$697	$58	$—	$755	$132	$8	$—	$140	$—	$1	$—	$1
Debt securities(2)
Corporate	—	6,098	—	6,098	—	139	—	139	—	40	—	40
Government	—	2,979	—	2,979	—	19	—	19	—	61	—	61
Real Estate Funds	—	—	—	—	1	69	—	70	—	—	—	—
Insurance Contracts	—	—	—	—	—	78	—	78	—	—	—	—
Common Collective Trusts and 103-12 Investments Entities(3)	—	—	—	—	—	7	—	7	—	—	—	—
Investment Funds(4)	324	—	—	324	—	311	—	311	57	—	—	57
Cash and Cash Equivalents(5)	4	62	—	66	18	—	—	18	—	2	—	2
Other(6)	(517)	(488)	—	(1,005)	1	16	—	17	(16)	—	—	(16)
Net plan assets subject to leveling	$508	$8,709	$—	$9,217	$152	$647	$—	$799	$41	$104	$—	$145

Investments using NAV as a Practical Expedient:
Alternative Investments(7)				975				21				196
Common Contractual Funds(8)				—				111				—
Common Collective Trusts and 103-12 Investment Entities(3)				1,155				—				54
Investment Funds(4)				670				38				9
Investments at Fair Value				$12,017				$969				$404

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

 Plan Asset Allocations
Refer to the fair value hierarchy table above for actual assets allocations across the benefit plans. The weighted-average target asset allocations across the benefit plans represented in the fair value tables above were as follows:

	2019 Target Allocation
Asset Category	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
Equity-related investments	29.4%	40.6%	48.2%
Debt securities	70.6%	36.0%	36.1%
Real estate	—	6.2%	—
Cash and cash equivalents	—	2.4%	15.7%
Other	—	14.8%	—
Total	100.0%	100.0%	100.0%

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
The target asset allocation selected for each U.S. plan reflects a risk/return profile HP believes is appropriate relative to each plan’s liability structure and return goals. HP conducts periodic asset-liability studies for U.S. plans to model various potential asset allocations in comparison to each plan’s forecasted liabilities and liquidity needs and to develop a policy glide path which adjusts the asset allocation with funded status. A 2018 asset-liability study reconfirmed the current policy glide path for the U.S. pension plan. Due to higher interest rates at the beginning of fiscal year 2019, the investment portfolio interest rate exposure was increased in accordance with the policy hedge path. HP invests a portion of the U.S. defined benefit plan assets and post-retirement benefit plan assets in private market securities such as private equity funds to provide diversification and a higher expected return on assets.
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

Retirement Incentive Program

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)

As part of the Fiscal 2020 Plan, HP announced the voluntary EER program for its U.S. employees in October 2019. Voluntary participation in the EER program was limited to those employees who are at least 50 years old with 20 or more years of service at HP. Employees accepted into the EER program will leave HP on dates ranging from December 31, 2019 to September 30, 2020. The EER benefit will be a cash lump sum payment which is calculated based on years of service at HP at the time of the retirement and ranging from 13 to 52 weeks of pay.
All employees participating in the EER program are offered the opportunity to continue health care coverage at the active employee contribution rates for up to 36 months following retirement. In addition, HP is providing up to $12,000 in employer credits under the Retirement Medical Savings Account program. HP will recognize a special termination benefits expense as restructuring and other charges.
Future Contributions and Funding Policy
In fiscal year 2020, HP expects to contribute approximately $76 million to its non-U.S. pension plans, $36 million to cover benefit payments to U.S. non-qualified plan participants and $6 million to cover benefit claims for HP’s post-retirement benefit plans. HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
Estimated Future Benefits Payments
As of October 31, 2019, HP estimates that the future benefits payments for the retirement and post-retirement plans are as follows:

Fiscal year	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
2020	$730	$40	$40
2021	752	34	36
2022	769	39	32
2023	788	40	29
2024	809	45	28
Next five fiscal years to October 31, 2029	4,020	276	135

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

	For the fiscal years ended October 31
	2019	2018	2017
	In millions
Stock-based compensation expense	$297	$268	$224
Income tax benefit	(47)	(59)	(71)
Stock-based compensation expense, net of tax	$250	$209	$153

Cash received from option exercises and purchases under the HP Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP”) was $59 million in fiscal year 2019, $158 million in fiscal year 2018 and $118 million in fiscal year 2017. The benefit realized for the tax deduction from option exercises in fiscal years 2019, 2018 and 2017 was $3 million, $23 million and $15 million, respectively.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Stock-Based Compensation (Continued)

	For the fiscal years ended October 31
	2019	2018	2017
Weighted-average fair value(1)	$27	$24	$20
Expected volatility(2)	26.5%	29.5%	30.5%
Risk-free interest rate(3)	2.7%	1.9%	1.4%
Expected performance period in years(4)	2.9	2.9	2.9

(1)	The weighted-average fair value was based on performance-adjusted restricted stock units granted during the period.

(2)	The expected volatility was estimated using the historical volatility derived from HP’s common stock.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected performance period was estimated based on the length of the remaining performance period from the grant date.
A summary of restricted stock units activity is as follows:

	As of October 31
	2019		2018		2017
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
	In thousands		In thousands		In thousands
Outstanding at beginning of year	30,784	$18	31,822	$14	28,710	$13
Granted	17,216	$22	16,364	$21	15,858	$16
Vested	(16,934)	$16	(15,339)	$15	(11,915)	$14
Forfeited	(1,106)	$20	(2,063)	$17	(831)	$14
Outstanding at end of year	29,960	$21	30,784	$18	31,822	$14

The total grant date fair value of restricted stock units vested in fiscal years 2019, 2018 and 2017 was $273 million, $224 million and $162 million, respectively. As of October 31, 2019, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units for operations was $267 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
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

	For the fiscal years ended October 31
	2019	2018	2017
Weighted-average fair value(1)	$3	$5	$4
Expected volatility(2)	29.8%	29.4%	28.0%
Risk-free interest rate(3)	1.7%	2.5%	1.9%
Expected dividend yield(4)	3.7%	2.6%	2.8%
Expected term in years(5)	6.0	5.0	5.5

(1)	The weighted-average fair value was based on stock options granted during the period.

(2)
For all awards granted in fiscal year 2019 and 2018, expected volatility was estimated based on a blended volatility (50% historical volatility and 50% implied volatility from traded options on HP's common stock). For the awards granted in

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 5: Stock-Based Compensation (Continued)

fiscal year 2017, expected volatility was estimated using the leverage-adjusted average of the term-matching volatilities of peer companies due to the lack of volume of forward traded options, which precluded the use of implied volatility.

(3)	The risk-free interest rate was estimated based on the yield on U.S. Treasury zero-coupon issues.

(4)	The expected dividend yield represents a constant dividend yield applied for the duration of the expected term of the award.

(5)
For awards subject to service-based vesting, the expected term was estimated using a simplified method; and for performance-contingent awards, the expected term represents an output from the lattice model.

A summary of stock options activity is as follows:

	As of October 31
	2019				2018				2017
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	7,086	$14			18,067	$13			28,218	$12
Granted	2,451	$17			54	$21			104	$19
Exercised	(2,429)	$13			(10,644)	$13			(9,407)	$11
Forfeited/cancelled/expired	(15)	$10			(391)	$16			(848)	$17
Outstanding at end of year	7,093	$16	5.7	$15	7,086	$14	4.2	$73	18,067	$13	4.2	$152
Vested and expected to vest	7,093	$16	5.7	$15	7,084	$14	4.2	$73	17,692	$13	4.1	$149
Exercisable	4,707	$14	3.6	$15	4,707	$14	3.7	$49	10,898	$12	3.1	$102

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of fiscal years 2019, 2018 and 2017. The aggregate intrinsic value is the difference between HP’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in fiscal years 2019, 2018 and 2017 was $20 million, $109 million and $77 million, respectively. The total grant date fair value of options vested in fiscal years 2019, 2018 and 2017 was $9 million, $12 million and $19 million, respectively.
As of October 31, 2019, total unrecognized pre-tax stock-based compensation expense related to stock options was $8 million, which is expected to be recognized over a weighted-average vesting period of 2 years.
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
Shares Reserved
Shares available for future grant and shares reserved for future issuance under the stock-based incentive compensation plans and the 2011 ESPP were as follows:

	As of October 31
	2019	2018	2017
	In thousands
Shares available for future grant	265,135	305,767	419,071
Shares reserved for future issuance	301,608	343,076	468,531

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
In January 2018, the FASB released guidance on the accounting for tax on the Global Minimum Tax provisions of TCJA. The Global Minimum Tax provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. HP has elected to treat Global Minimum Tax inclusions as period costs.
The domestic and foreign components of earnings before taxes were as follows:

	For the fiscal years ended October 31
	2019	2018	2017
	In millions
U.S.	$(1,021)	$242	$(14)
Non-U.S.	3,544	2,771	3,290
	$2,523	$3,013	$3,276

The (benefit from) provision for taxes on earnings was as follows:

	For the fiscal years ended October 31
	2019	2018	2017
	In millions
U.S. federal taxes:
Current	$(987)	$751	$189
Deferred	149	(3,132)	197
Non-U.S. taxes:
Current	386	528	302
Deferred	(3)	(563)	4
State taxes:
Current	(160)	61	20
Deferred	(14)	41	38
	$(629)	$(2,314)	$750

As a result of U.S. tax reform, HP revised its estimated annual effective tax rate to reflect the change in the U.S. federal statutory tax rate from 35% to 23.3% in fiscal year 2018, under transitional tax rate rules, and 21% in fiscal year 2019.

The differences between the U.S. federal statutory income tax rate and HP’s effective tax rate were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

	For the fiscal years ended October 31
	2019	2018	2017
U.S. federal statutory income tax rate from operations	21.0%	23.3%	35.0%
State income taxes from operations, net of federal tax benefit	1.5%	0.5%	1.4%
Impact of foreign earnings, net	(6.4)%	(10.9)%	(13.2)%
Foreign-derived intangible income deduction	(2.3)%	—%	—%
Global Minimum Tax	4.3%	—%	—%
U.S. Tax Reform impacts	(2.6)%	(35.8)%	—%
Research and development (“R&D”) credit	(1.1)%	(0.7)%	(0.5)%
Valuation allowances	(3.7)%	(9.3)%	(1.9)%
Uncertain tax positions and audit settlements	(41.1)%	(50.3)%	0.4%
Indemnification related items	6.8%	5.2%	(0.3)%
Other, net	(1.3)%	1.2%	2.0%
	(24.9)%	(76.8)%	22.9%

The jurisdictions with favorable tax rates that have the most significant effective tax rate impact in the periods presented include Puerto Rico, Singapore, China, Malaysia and Ireland.
In fiscal year 2019, HP recorded $1.3 billion of net income tax benefits related to discrete items in the provision for taxes. This amount includes tax benefits related to audit settlements of $1.0 billion, $75 million due to ability to utilize tax attributes, $57 million of restructuring benefits and net valuation allowance releases of $94 million. HP also recorded benefits of $78 million related to U.S. tax reform as a result of new guidance issued by the U.S. Internal Revenue Service (“IRS”). These benefits were partially offset by uncertain tax position charges of $51 million. In fiscal year 2019, in addition to the discrete items mentioned above, HP recorded excess tax benefits of $20 million associated with stock options, restricted stock units and performance-adjusted restricted stock units.
In fiscal year 2018, HP recorded $2.8 billion of net income tax benefits related to discrete items in the provision for taxes which include impacts of the TCJA. HP had not yet completed its analysis of the full impact of the TCJA. However, as of October 31, 2018, HP recorded a provisional tax benefit of $760 million related to $5.6 billion net benefit for the decrease in its deferred tax liability on unremitted foreign earnings, partially offset by $3.3 billion net expense for the deemed repatriation tax payable in installments over eight years, a $1.2 billion net expense for the remeasurement of its deferred assets and liabilities to the new U.S. statutory tax rate and a $317 million valuation allowance on net expense related to deferred tax assets that are expected to be realized at a lower rate. HP also recorded tax benefits related to audit settlements of $1.5 billion and valuation allowance releases of $601 million pertaining to a change in our ability to utilize certain foreign and U.S. deferred tax assets due to a change in our geographic earnings mix. These benefits were partially offset by other net tax charges of $34 million. In fiscal year 2018, in addition to the discrete items mentioned above, HP recorded excess tax benefits of $42 million associated with stock options, restricted stock units and performance-adjusted restricted stock units.
In fiscal year 2017, HP recorded $72 million of net income tax benefits related to discrete items in the provision for taxes. These amounts primarily include tax benefits of $84 million related to restructuring and other charges, $12 million related to U.S. federal provision to return adjustments, $45 million related to Samsung acquisition-related charges, and $13 million of other net tax benefits. In addition, HP recorded tax charges of $11 million related to changes in state valuation allowances, $22 million of state provision to return adjustments, and $49 million related to uncertain tax positions. In fiscal year 2017, in addition to the discrete items mentioned above, HP recorded excess tax benefits of $19 million associated with stock options, restricted stock units and performance-adjusted restricted stock units, which are reflected in the Consolidated Statements of Earnings as a component of the provision for income taxes.
As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing and services in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through 2027. The gross income tax benefits attributable to these actions and investments were estimated to be $386 million ($0.25 diluted EPS) in fiscal year 2019, $578 million ($0.35 diluted net EPS) in fiscal year 2018 and $471 million ($0.28 diluted net EPS) in fiscal year 2017.

Uncertain Tax Positions

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

A reconciliation of unrecognized tax benefits is as follows:

	For the fiscal years ended October 31
	2019	2018	2017
	In millions
Balance at beginning of year	$7,771	$10,808	$10,858
Increases:
For current year’s tax positions	79	66	52
For prior years’ tax positions	172	101	85
Decreases:
For prior years’ tax positions	(37)	(248)	(181)
Statute of limitations expirations	(15)	(3)	(1)
Settlements with taxing authorities	(7,041)	(2,953)	(5)
Balance at end of year	$929	$7,771	$10,808

As of October 31, 2019, the amount of unrecognized tax benefits was $929 million, of which up to $803 million would affect HP’s effective tax rate if realized. As of October 31, 2018, the amount of unrecognized tax benefits was $7.8 billion of which up to $1.5 billion would affect HP’s effective tax rate if realized. The amount of unrecognized tax benefits decreased by $6.8 billion primarily related to the resolution of various audits. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Statements of Earnings. As of October 31, 2019, 2018 and 2017, HP had accrued $56 million, $160 million and $257 million, respectively, for interest and penalties.
HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. While HP does not expect complete resolution of certain tax years with various tax authorities in the next 12 months, it is reasonably possible that its existing unrecognized tax benefits may be reduced by an immaterial amount within the next 12 months.
HP is subject to income tax in the United States and approximately 58 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The IRS is conducting an audit of HP’s 2016 income tax return.
With respect to major state and foreign tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 2002. No material tax deficiencies have been assessed in major state or foreign tax jurisdictions as of October 31, 2019.
The U.S. Tax Court ruled in May 2012 against HP related to certain tax attributes claimed by HP for the tax years 1999 through 2003. HP appealed the U.S. Tax Court determination by filing a formal Notice of Appeal with the Ninth Circuit Court of Appeals. This case was argued before the Ninth Circuit in November 2016. The Ninth Circuit Court of Appeals issued its opinion in November 2017 affirming the Tax Court determinations. In fiscal year 2018, HP decided against further appeal.
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
HP has not provided for U.S. federal income and foreign withholding taxes on $5.7 billion of undistributed earnings from non-U.S. operations as of October 31, 2019 because HP intends to reinvest such earnings indefinitely outside of the United States. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. The TCJA taxed HP’s historic earnings and profits of its non-U.S. subsidiaries. HP will remit these taxed reinvested earnings for which deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and HP determines that it is advantageous for business operations, tax or cash management reasons.

Deferred Income Taxes

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

The significant components of deferred tax assets and deferred tax liabilities were as follows:

	As of October 31
	2019	2018
	In millions
Deferred Tax Assets
Loss and credit carryforwards	$7,856	$8,204
Intercompany transactions—excluding inventory	714	994
Fixed assets	115	151
Warranty	195	194
Employee and retiree benefits	396	401
Deferred Revenue	145	164
Capitalized research and development	193	—
Intangible assets	420	—
Other	556	422
Gross Deferred Tax Assets	10,590	10,530
Valuation allowances	(7,930)	(7,906)
Total Deferred Tax Assets	2,660	2,624

Deferred Tax Liabilities
Unremitted earnings of foreign subsidiaries	(27)	(31)
Intangible assets	—	(229)
Other	(73)	(33)
Total Deferred Tax Liabilities	(100)	(293)
Net Deferred Tax Assets	$2,560	$2,331

Deferred tax assets and liabilities included in the Consolidated Balance Sheets as follows:

	As of October 31
	2019	2018
	In millions
Deferred tax assets	$2,620	$2,431
Deferred tax liabilities	(60)	(100)
Total	$2,560	$2,331

 As of October 31, 2019, HP had recorded deferred tax assets for net operating loss carryforwards as follows:

	Gross NOLs	Deferred Taxes on NOLs	Valuation allowance	Initial Year of Expiration
	In millions
Federal	$372	$78	$(19)	2023
State	2,634	167	(62)	2019
Foreign	26,317	7,434	(7,357)	2021
Balance at end of year	$29,323	$7,679	$(7,438)

As of October 31, 2019, HP had recorded deferred tax assets for various tax credit carryforwards as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 6: Taxes on Earnings (Continued)

	Carryforward	Valuation Allowance	Initial Year of Expiration
	In millions
Tax credits in state and foreign jurisdictions	$307	$(42)	2021
Balance at end of year	$307	$(42)

Deferred Tax Asset Valuation Allowance

The deferred tax asset valuation allowance and changes were as follows:

	For the fiscal years ended October 31
	2019	2018	2017
	In millions
Balance at beginning of year	$7,906	$8,807	$8,520
Income tax (benefit) expense	(339)	(897)	297
Other comprehensive income, currency translation and charges to other accounts	363	(4)	(10)
Balance at end of year	$7,930	$7,906	$8,807

Gross deferred tax assets as of October 31, 2019, 2018 and 2017 were reduced by valuation allowances of $7.9 billion, $7.9 billion and $8.8 billion, respectively. In fiscal year 2019, the deferred tax asset valuation allowance increased by $24 million primarily associated with the recognition of the income tax consequences of intra-entity transfers other than inventory, see Note 1, “Summary of Significant Accounting Policies” for detailed information. This increase was partially offset by the impact of tax rate changes in foreign jurisdictions and state valuation allowance releases. In fiscal year 2018, the deferred tax valuation allowance decreased by $901 million primarily associated with foreign net operating losses and U.S. deferred tax assets that are anticipated to be realized at a lower effective rate than the federal statutory tax rate due to certain future U.S. international tax reform implications. In fiscal year 2017, the deferred tax asset valuation allowance increased by $287 million primarily associated with foreign net operating losses.

Note 7: Supplementary Financial Information
Accounts Receivable, net

	As of October 31
	2019	2018
	In millions
Accounts receivable	$6,142	$5,242
Allowance for doubtful accounts	(111)	(129)
	$6,031	$5,113

The allowance for doubtful accounts related to accounts receivable and changes were as follows:

	For the fiscal years ended October 31
	2019	2018	2017
	In millions
Balance at beginning of year	$129	$101	$107
Provision for doubtful accounts	60	57	30
Deductions, net of recoveries	(78)	(29)	(36)
Balance at end of year	$111	$129	$101

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)

HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk, to the third-party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Balance Sheets upon transfer, and HP receives a payment for the receivables from the third-party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Balance Sheets. The recourse obligations as of October 31, 2019 and 2018 were not material. The costs associated with the sales of trade receivables for fiscal year 2019, 2018 and 2017 were not material.
The following is a summary of the activity under these arrangements:

	For the fiscal years ended October 31
	2019	2018	2017
	In millions
Balance at beginning of year (1)	$165	$147	$149
Trade receivables sold	10,257	10,224	9,553
Cash receipts	(10,186)	(10,202)	(9,562)
Foreign currency and other	(1)	(4)	7
Balance at end of year (1)	$235	$165	$147

(1) Amounts outstanding from third parties reported in Accounts Receivable in the Consolidated Balance Sheets.
Inventory

	As of October 31
	2019	2018
	In millions
Finished goods	$3,855	$4,019
Purchased parts and fabricated assemblies	1,879	2,043
	$5,734	$6,062

Other Current Assets

	As of October 31
	2019	2018
	In millions
Supplier and other receivables	$1,951	$2,025
Prepaid and other current assets	967	1,445
Value-added taxes receivable	957	865
Available-for-sale investments (1)	—	711
	$3,875	$5,046

(1)	See Note 9 “Fair Value” and Note 10, “Financial Instruments” for detailed information.
Property, Plant and Equipment, Net

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)

	As of October 31
	2019	2018
	In millions
Land, buildings and leasehold improvements	$1,977	$1,893
Machinery and equipment, including equipment held for lease	5,060	4,216
	7,037	6,109
Accumulated depreciation	(4,243)	(3,911)
	$2,794	$2,198

Depreciation expense was $623 million, $448 million and $353 million in fiscal years 2019, 2018 and 2017, respectively.
Other Non-Current Assets

	As of October 31
	2019	2018
	In millions
Deferred tax assets(1)	$2,620	$2,431
Tax indemnifications receivable(2)	42	953
Intangible assets(3)	661	453
Other(4)	801	1,232
	$4,124	$5,069

(1)	See Note 6, “Taxes on Earnings” for detailed information.

(2)	See Note 15, “Guarantees, Indemnifications and Warranties” for detailed information.

(3)	See Note 8, “Goodwill and Intangible Assets” for detailed information.

(4)
Includes marketable equity securities and mutual funds classified as available-for-sale investments of $56 million and $53 million at October 31, 2019 and 2018, respectively. See Note 10, “Financial Instruments” for detailed information

Other Current Liabilities

	As of October 31
	2019	2018
	In millions
Sales and marketing programs	$3,361	$2,758
Deferred revenue	1,178	1,095
Employee compensation and benefits	1,103	1,136
Other accrued taxes	1,060	982
Warranty	663	673
Tax liability	237	340
Other	2,541	1,868
	$10,143	$8,852

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 7: Supplementary Financial Information (Continued)

Other Non-Current Liabilities

	As of October 31
	2019	2018
	In millions
Tax liability(1)	$848	$2,063
Pension, post-retirement, and post-employment liabilities	1,762	1,645
Deferred revenue	1,069	1,005
Deferred tax liability(1)	60	100
Other	848	793
	$4,587	$5,606

(1)	See Note 6, “Taxes on Earnings” for detailed information.

Interest and other, net

	For the fiscal years ended October 31
	2019	2018	2017
	In millions
Tax indemnifications(1)	$(1,186)	$(662)	$47
Loss on extinguishment of debt	—	(126)	—
Interest expense on borrowings	(242)	(312)	(309)
Other, net	74	282	170
	$(1,354)	$(818)	$(92)

(1)
Fiscal year ended October 31, 2019 and 2018, includes an adjustment of $764 million and $676 million respectively, of indemnification receivable, primarily related to resolution of various income tax audit settlements. Fiscal year ended October 31, 2019, also includes an adjustment of $417 million pursuant to the termination of the TMA with Hewlett Packard Enterprise. See Note 15, “Guarantees, Indemnifications and Warranties” for further information.

Net Revenue by Region

	For the fiscal years ended October 31
	2019	2018	2017
	In millions
Americas	$25,244	$25,644	$23,891
Europe, Middle East and Africa	20,275	20,470	17,507
Asia-Pacific and Japan	13,237	12,358	10,658
Total net revenue	$58,756	$58,472	$52,056

Value of Remaining Performance Obligations

As of October 31, 2019, the estimated value of transaction price allocated to remaining performance obligations was $4.4 billion. HP expects to recognize approximately $1.8 billion of the unearned amount in next 12 months and $2.6 billion thereafter.

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
Costs of Obtaining Contracts
As of October 31, 2019, deferred contract fulfillment and acquisition costs balances were $47 million and $30 million, included in Other Current Assets and Other Non-Current Assets, respectively, in the Consolidated Balance Sheet. During the twelve months ended October 31, 2019, the Company amortized $108 million of these costs.
Contract Liabilities
As of October 31, 2019 and November 1, 2018, HP’s contract liabilities balances were $2.1 billion and $1.9 billion, included in Other Current Liabilities and Other Non-Current Liabilities, respectively, in the Consolidated Balance Sheet.
The increase in the contract liabilities balance for fiscal year 2019 is primarily driven by sales of fixed price support and maintenance services, partially offset by $922 million of revenue recognized that were included in the opening contract liabilities balance as of November 1, 2018.
Note 8: Goodwill and Intangible Assets
Goodwill
Goodwill allocated to HP’s reportable segments and changes in the carrying amount of goodwill were as follows:

	Personal Systems	Printing	Total
	In millions
Balance at October 31, 2017(1)	$2,593	$3,029	$5,622
Acquisitions	7	339	346
Balance at October 31, 2018(1)	2,600	3,368	5,968
Acquisitions	13	386	399
Foreign currency translation	—	5	5
Balance at October 31, 2019(1)	$2,613	$3,759	$6,372

(1)	Goodwill is net of accumulated impairment losses of $0.8 billion related to Corporate Investments.
Goodwill is tested for impairment at the reporting unit level. As of October 31, 2019, our reporting units are consistent with the reportable segments identified in Note 2, “Segment Information”. There were no goodwill impairments in fiscal years 2019, 2018 and 2017. Personal Systems had a negative carrying amount of net assets as of October 31, 2019 and 2018, primarily as a result of a favorable cash conversion cycle.
Intangible Assets
HP’s acquired intangible assets were composed of:

	As of October 31, 2019			As of October 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$385	$122	$263	$112	$88	$24
Technology, patents and trade name	652	254	398	601	172	429
Total intangible assets	$1,037	$376	$661	$713	$260	$453

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 8: Goodwill and Intangible Assets (Continued)

For fiscal year 2019, the increase in gross intangible assets was primarily due to intangible assets resulting from the acquisition of the Apogee group.
The weighted-average useful lives of intangible assets acquired during the period are as follows:

Weighted-Average Useful Life
Customer contracts, customer lists and distribution agreements	10
Technology, patents and trade name	7

As of October 31, 2019, estimated future amortization expense related to intangible assets was as follows

Fiscal year	In millions
2020	$114
2021	116
2022	116
2023	114
2024	80
Thereafter	121
Total	$661

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 9: Fair Value (Continued)

The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of October 31, 2019				As of October 31, 2018
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$1,283	$—	$1,283	$—	$1,620	$—	$1,620
Financial institution instruments	—	—	—	—	—	9	—	9
Government debt(1)	2,422	—	—	2,422	2,217	150	—	2,367
Available-for-Sale Investments:
Corporate debt	—	—	—	—	—	366	—	366
Financial institution instruments	—	—	—	—	—	32	—	32
Government debt(1)	—	—	—	—	—	313	—	313
Marketable equity securities and Mutual funds	6	50	—	56	53	—	—	53
Derivative Instruments:
Interest rate contracts	—	4	—	4	—	—	—	—
Foreign currency contracts	—	381	—	381	—	508	7	515
Other derivatives	—	7	—	7	—	—	—	—
Total Assets	$2,428	$1,725	$—	$4,153	$2,270	$2,998	$7	$5,275
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$—	$—	$—	$—	$23	$—	$23
Foreign currency contracts	—	165	—	165	—	164	—	164
Other derivatives	—	1	—	1	—	8	—	8
Total Liabilities	$—	$166	$—	$166	$—	$195	$—	$195

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

HP’s short- and long-term debt was $5.4 billion at October 31, 2019 compared to its carrying amount of $5.1 billion at that date. The fair value of HP’s short- and long-term debt was $6.0 billion as compared to its carrying value of $6.0 billion at October 31, 2018. If measured at fair value in the Consolidated Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
Other Financial Instruments: For the balance of HP’s financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in other current liabilities on the Consolidated Balance Sheets, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Consolidated Balance Sheets, these other financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.
Non-Marketable Equity Investments and Non-Financial Assets: HP’s non-marketable equity investments are measured at cost less impairment, adjusted for observable price changes. HP’s non-financial assets, such as intangible assets, goodwill and property, plant and equipment, are recorded at fair value in the period an impairment charge is recognized. If measured at fair value in the Consolidated Balance Sheets these would generally be classified within Level 3 of the fair value hierarchy.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of October 31, 2019				As of October 31, 2018
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$1,283	$—	$—	$1,283	$1,620	$—	$—	$1,620
Financial institution instruments	—	—	—	—	9	—	—	9
Government debt	2,422	—	—	2,422	2,367	—	—	2,367
Total cash equivalents	3,705	—	—	3,705	3,996	—	—	3,996
Available-for-Sale Investments:
Corporate debt(1)	—	—	—	—	368	—	(2)	366
Financial institution instruments(1)	—	—	—	—	32	—	—	32
Government debt(1)	—	—	—	—	314	—	(1)	313
Marketable equity securities and Mutual funds	40	16	—	56	42	11	—	53
Total available-for-sale investments	40	16	—	56	756	11	(3)	764
Total cash equivalents and available-for-sale investments	$3,745	$16	$—	$3,761	$4,752	$11	$(3)	$4,760

(1)
HP classifies its marketable debt securities as available-for-sale investments within Other current assets on the Consolidated Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of October 31, 2019 and 2018, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Interest income related to cash, cash equivalents and debt securities was approximately $80 million in fiscal year 2019, $116 million in fiscal year 2018, and $66 million in fiscal year 2017. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Equity securities in privately held companies are included in Other non-current assets in the Consolidated Balance Sheets. These amounted to $46 million and $36 million as of October 31, 2019 and 2018, respectively.
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
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $45 million and $68 million as of October 31, 2019 and 2018, respectively, all of which were fully collateralized within two business days.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Financial Instruments (Continued)

Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of October 31, 2019 and 2018.
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
Cash Flow Hedges
HP uses forward contracts and at times, option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of revenue and operating expenses. HP’s foreign currency cash flow hedges mature predominantly within twelve months; however, hedges related to long-term procurement arrangements extend several years.
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

	As of October 31, 2019					As of October 31, 2018
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$4	$—	$—	$1,000	$—	$—	$—	$23
Cash flow hedges:
Foreign currency contracts	15,639	260	111	123	28	17,147	386	107	86	52
Total derivatives designated as hedging instruments	16,389	260	115	123	28	18,147	386	107	86	75
Derivatives not designated as hedging instruments
Foreign currency contracts	7,146	10	—	14	—	5,437	22	—	26	—
Other derivatives	134	7	—	1	—	122	—	—	8	—
Total derivatives not designated as hedging instruments	7,280	17	—	15	—	5,559	22	—	34	—
Total derivatives	$23,669	$277	$115	$138	$28	$23,706	$408	$107	$120	$75

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of October 31, 2019 and 2018, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Derivatives	Financial Collateral		Net Amount
	In millions
As of October 31, 2019
Derivative assets	$392	$—	$392	$113	$259	(1)	$20
Derivative liabilities	$166	$—	$166	$113	$43	(2)	$10
As of October 31, 2018
Derivative assets	$515	$—	$515	$112	$299	(1)	$104
Derivative liabilities	$195	$—	$195	$112	$69	(2)	$14

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 10: Financial Instruments (Continued)

Effect of Derivative Instruments on the Consolidated Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for fiscal years ended October 31, 2019, 2018 and 2017 was as follows:

	Gain (Loss) Recognized in Income on Derivative Instruments and Related Hedged Items
Derivative Instrument	Location	2019	2018	2017	Hedged Item	Location	2019	2018	2017
		In millions					In millions
Interest rate contracts	Interest and other, net	$27	$(11)	$(60)	Fixed-rate debt	Interest and other, net	$(27)	$11	$60

The pre-tax effect of derivative instruments in cash flow hedging relationships for fiscal years ended October 31, 2019, 2018 and 2017 was as follows:

Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)				Gain (Loss) Reclassified from Accumulated OCI Into Earnings (Effective Portion)
	2019	2018	2017		2019	2018	2017
	In millions				In millions
Cash flow hedges:
Foreign currency contracts	$252	$341	$(651)	Net revenue	$425	$(239)	$(156)
				Cost of revenue	(43)	(18)	(35)
				Other operating expenses	(2)	(1)	1
				Interest and other, net	—	—	(9)
Total	$252	$341	$(651)	Total	$380	$(258)	$(199)

As of October 31, 2019, 2018 and 2017, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value or cash flow hedges. Hedge ineffectiveness for fair value and cash flow hedges was not material for fiscal years 2019, 2018 and 2017.
As of October 31, 2019, HP expects to reclassify an estimated accumulated other comprehensive income of approximately $104 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in accumulated OCI based on the change of market rate, and therefore could have different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in Interest and other, net in the Consolidated Statements of Earnings for fiscal years 2019, 2018 and 2017 was as follows:

	(Loss) Gain Recognized in Income on Derivatives
	Location	2019	2018	2017
		In millions
Foreign currency contracts	Interest and other, net	$(119)	$35	$(32)
Other derivatives	Interest and other, net	14	(9)	3
Total		$(105)	$26	$(29)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11: Borrowings

Notes Payable and Short-Term Borrowings

	As of October 31
	2019		2018
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Commercial paper	$—	—%	$854	2.5%
Current portion of long-term debt	307	3.6%	565	3.1%
Notes payable to banks, lines of credit and other	50	2.0%	44	1.7%
	$357		$1,463

Long-Term Debt

	As of October 31
	2019	2018
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	$648	$648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	667	667
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	538	538
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	695	694
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
2012 Shelf Registration Statement:
$750 issued at par in January 2014 at three-month USD LIBOR plus 0.94%, due January 2019	—	102
$1,250 issued at discount to par at a price of 99.954% in January 2014 at 2.75%, due January 2019	—	300
	4,246	4,647
Other, including capital lease obligations, at 0.51%-8.43%, due in calendar years 2019-2029	853	487
Fair value adjustment related to hedged debt	4	(28)
Unamortized debt issuance cost	(16)	(17)
Current portion of long-term debt	(307)	(565)
Total long-term debt	$4,780	$4,524

(1)	HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.
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
As of October 31, 2019, aggregate future maturities of debt at face value (excluding unamortized debt issuance cost of $16 million and discounts on debt issuance of $2 million less fair value adjustment related to hedged debt of $4 million), including capital lease obligations were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 11: Borrowings (Continued)

Fiscal year	In millions
2020	$357
2021	251
2022	2,015
2023	1,273
2024	42
Thereafter	1,213
Total	$5,151

Extinguishment of Debt
In March 2018, HP commenced and completed a cash tender offer (the “Tender Offer") to purchase approximately $1.85 billion in aggregate principal amount of outstanding U.S. Dollar 4.650% Global Notes due December 9, 2021, 4.375% Global Notes due September 15, 2021 and 4.300% Global Notes due June 1, 2021. In connection with the Tender Offer, HP also solicited consents from holders of its 4.650% Notes due December 2021, (the “4.650% Notes”) to amend the indenture under which the 4.650% Notes were issued to, among other things, eliminate substantially all of the restrictive covenants of the indenture (the “Proposed Amendments”). Holders of a majority in principal amount of the outstanding 4.650% Notes consented to the Proposed Amendments, and as a result, a supplemental indenture was executed on March 26, 2018 to effect the Proposed Amendments. This extinguishment of debt resulted in a loss of $126 million, which was recorded as "Interest and other, net" on the Consolidated Statements of Earnings for the year ended October 31, 2018.
Commercial Paper
As of October 31, 2019, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.
Credit Facility
As of October 31, 2019, HP maintained a $4.0 billion senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until March 30, 2023. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP’s external credit ratings. As of October 31, 2019, HP was in compliance with the financial covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of October 31, 2019, HP and HP’s subsidiaries had available borrowing resources of $724 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facility discussed above.
Note 12: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. In fiscal year 2019, HP executed share repurchases of 118 million shares and settled total shares for $2.4 billion. In fiscal year 2018, HP executed share repurchases of 111 million shares and settled total shares for $2.6 billion. In fiscal year 2017, HP executed share repurchases of 80 million shares and settled total shares for $1.4 billion. Share repurchases executed during fiscal years 2019, 2018, and 2017 included 0.9 million shares, 1.0 million shares, and 1.5 million shares settled in November 2019, November 2018, and November 2017, respectively.
The shares repurchased in fiscal years 2019, 2018 and 2017 were all open market repurchase transactions. On June 19, 2018, HP’s Board of Directors authorized $4.0 billion for future repurchases of its outstanding shares of common stock. On September 30, 2019, the Board authorized an additional $5.0 billion for future repurchases of its outstanding shares of common stock. As of October 31, 2019, HP had approximately $6.5 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Stockholders’ Deficit (Continued)

Taxes related to Other Comprehensive (Loss) Income

	For the fiscal years ended October 31
	2019	2018	2017
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax (provision) benefit on unrealized gains (losses) arising during the period	$—	$1	$(1)

Tax effect on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized gains (losses) arising during the period	(37)	(42)	42
Tax provision (benefit) on (gains) losses reclassified into earnings	46	(26)	(16)
	9	(68)	26
Tax effect on change in unrealized components of defined benefit plans:
Tax benefit (provision) on (losses) gains arising during the period	64	—	(140)
Tax provision on amortization of actuarial loss and prior service benefit	(11)	(11)	(21)
Tax (provision) benefit on curtailments, settlements and other	(104)	(2)	72
	(51)	(13)	(89)
Tax effect on change in cumulative translation adjustment	—	—	—
Tax (provision) benefit on other comprehensive (loss) income	$(42)	$(80)	$(64)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 12: Stockholders’ Deficit (Continued)

Changes and reclassifications related to Other Comprehensive (Loss) Income, net of taxes

	For the fiscal years ended October 31
	2019	2018	2017
	In millions
Other comprehensive (loss) income, net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$1	$(2)	$3
Losses (gains) reclassified into earnings	3	(5)	—
	4	(7)	3
Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	215	299	(609)
(Gains) losses reclassified into earnings	(334)	232	183
	(119)	531	(426)
Change in unrealized components of defined benefit plans:
(Losses) gains arising during the period	(239)	11	315
Amortization of actuarial loss and prior service benefit(1)	32	37	53
Curtailments, settlements and other	(62)	1	75
	(269)	49	443
Change in cumulative translation adjustment:	4	—	—
Other comprehensive (loss) income, net of taxes	$(380)	$573	$20

(1)	These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4,
“Retirement and Post-Retirement Benefit Plans”.
The components of accumulated other comprehensive loss, net of taxes as of October 31, 2019 and changes during fiscal year 2019 were as follows:

	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$5	$291	$(1,141)	$—	$(845)
Other comprehensive (loss) income before reclassifications	1	215	(239)	4	(19)
Reclassifications of losses (gains) into earnings	3	(334)	32	—	(299)
Reclassifications of curtailments, settlements and other into earnings	—	—	(62)	—	(62)
Balance at end of period	$9	$172	$(1,410)	$4	$(1,225)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	For the fiscal years ended October 31
	2019	2018	2017
	In millions, except per share amounts
Numerator:
Net earnings	$3,152	$5,327	$2,526
Denominator:
Weighted-average shares used to compute basic net EPS	1,515	1,615	1,688
Dilutive effect of employee stock plans	9	19	14
Weighted-average shares used to compute diluted net EPS	1,524	1,634	1,702
Net earnings per share:
Basic	$2.08	$3.30	$1.50
Diluted	$2.07	$3.26	$1.48
Anti-dilutive weighted-average stock-based compensation awards(1)	7	—	1

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 14: Litigation and Contingencies
     HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of October 31, 2019, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
Hewlett-Packard Company v. Oracle Corporation. On June 15, 2011, HP filed suit against Oracle Corporation (“Oracle”) in California Superior Court in Santa Clara County in connection with Oracle’s March 2011 announcement that it was discontinuing software support for HP’s Itanium-based line of mission critical servers. HP asserted, among other things, that Oracle’s actions breached the contract that was signed by the parties as part of the settlement of the litigation relating to Oracle’s hiring of Mark Hurd. The matter eventually progressed to trial, which was bifurcated into two phases. HP prevailed in the first phase of the trial, in which the court ruled that the contract at issue required Oracle to continue to offer its software products on HP’s Itanium-based servers for as long as HP decided to sell such servers. The second phase of the trial was then postponed by Oracle’s appeal of the trial court’s denial of Oracle’s “anti-SLAPP” motion, in which Oracle argued that HP’s damages claim infringed on Oracle’s First Amendment rights. On August 27, 2015, the California Court of Appeals rejected Oracle’s appeal. The matter was remanded to the trial court for the second phase of the trial, which began on May 23, 2016 and was submitted to the jury on June 29, 2016. On June 30, 2016, the jury returned a verdict in favor of HP, awarding HP

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Litigation and Contingencies (Continued)

approximately $3.0 billion in damages, which included approximately $1.7 billion for past lost profits and $1.3 billion for future lost profits. On October 20, 2016, the court entered judgment for HP for this amount with interest accruing until the judgment is paid. Oracle’s motion for new trial was denied on December 19, 2016, and Oracle filed its notice of appeal from the trial court’s judgment on January 17, 2017. On February 2, 2017, HP filed a notice of cross-appeal challenging the trial court’s denial of prejudgment interest. The case is fully briefed and awaiting the Court of Appeals to schedule oral argument. HP expects that the appeals process could take several years to complete. Litigation is unpredictable, and there can be no assurance that HP will recover damages, or that any award of damages will be for the amount awarded by the jury’s verdict. The amount ultimately awarded, if any, would be recorded in the period received. No adjustment has been recorded in the financial statements in relation to this potential award. Pursuant to the terms of the separation and distribution agreement, HP and Hewlett Packard Enterprise will share equally in any recovery from Oracle once Hewlett Packard Enterprise has been reimbursed for all costs incurred in the prosecution of the action prior to the Separation.
Forsyth, et al. vs. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. Plaintiffs seek to certify a nationwide collective class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a workforce reduction (“WFR”) plan on or after May 23, 2012 and who were 40 years of age or older. Plaintiffs also seek to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after May 23, 2012. Following a partial motion to dismiss, a motion to strike and a motion to compel arbitration that the defendants filed in November 2016, the plaintiffs amended their complaint. New plaintiffs were added, but the plaintiffs agreed that the class period for the nationwide collective action should be shortened and now starts on December 9, 2014. On January 30, 2017, the defendants filed another partial motion to dismiss and motions to compel arbitration as to several of the plaintiffs. On March 20, 2017, the defendants filed additional motions to compel arbitration as to a number of the opt-in plaintiffs. On September 20, 2017, the Court granted the motions to compel arbitration as to the plaintiffs and opt-ins who signed WFR release agreements, and also stayed the entire case until the arbitrations are completed. On November 30, 2017, three named plaintiffs and twelve opt-in plaintiffs filed a single arbitration demand. An additional arbitration claimant was added later by stipulation. On December 22, 2017, the defendants filed a motion to (1) stay the case pending arbitrations and (2) enjoin the demanded arbitration and require each plaintiff to file a separate arbitration demand.  On February 6, 2018, the Court granted the motion to stay and denied the motion to enjoin. Pre-arbitration mediation proceedings took place on October 4 and 5, 2018, and the claims of all 16 arbitration claimants were resolved. Between November 2018 and April 2019, an additional 154 individuals filed consents to opt‐in to the action as party‐plaintiffs. Of the new opt-ins, 145 signed separation agreements that include class waivers and mandatory arbitration provisions. The addition of these opt-ins brings the total number of named and opt-in plaintiffs to 193. Mediation proceedings took place in June 2019 with respect to the 145 opt-ins who signed separation agreements, and the parties are continuing to engage in settlement discussions. The stay of the litigation remains in place.
Jackson, et al. v. HP Inc. and Hewlett Packard Enterprise. This putative nationwide class action was filed on July 24, 2017 in federal district court in San Jose, California. The plaintiffs purport to bring the lawsuit on behalf of themselves and other similarly situated African-Americans and individuals over the age of 40. The plaintiffs allege that the defendants engaged in a pattern and practice of racial and age discrimination in lay-offs and promotions. The plaintiffs filed an amended complaint on September 29, 2017. On January 12, 2018, the defendants moved to transfer the matter to the federal district court in the Northern District of Georgia. The defendants also moved to dismiss the claims on various grounds and to strike certain aspects of the proposed class definition. The Court dismissed the action on the basis of improper venue. On July 23, 2018, the plaintiffs refiled the case in the Northern District of Georgia. On August 9, 2018, the plaintiffs also filed a notice of appeal of the dismissal order with the United States Court of Appeals for the Ninth Circuit. On October 1, 2018, the Georgia court granted the plaintiffs’ unopposed motion to stay and administratively close the Georgia action until the Ninth Circuit appeal is decided.
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
Neodron Patent Litigation. United States. On May 21, 2019, Neodron Ltd. (“Neodron”) filed a patent infringement lawsuit against Hewlett Packard Enterprise in U.S. District Court for the Western District of Texas. On the same day, Neodron filed a companion complaint with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act of 1930 against seven sets of respondents, including Hewlett Packard Enterprise. On May 23 and June 14, 2019, Neodron filed amended complaints in the ITC and the Western District of Texas, respectively, to replace Hewlett Packard Enterprise with HP.  Both complaints allege that certain touch-controlled devices infringe four patents owned by Neodron. On June 19, 2019, the ITC instituted an investigation. The ITC hearing is scheduled to begin on March 23, 2020, and the ITC’s target date for completion of the investigation is October 26, 2020. The district court action is stayed pending resolution of the ITC proceedings. In the ITC proceeding, Neodron seeks an order enjoining HP from importing, selling for importation, or selling after importation certain touch-controlled notebook computers and tablets. On June 28, 2019, Neodron filed a second lawsuit in the Western District of Texas, asserting four additional patents against HP touch-controlled devices. Neodron amended its complaint in the second lawsuit to assert a total of eight patents against HP touch-controlled devices. Neodron seeks unspecified damages and a permanent injunction, among other remedies.
Germany. On October 29, 2019, Neodron served HP with a claim of patent infringement at the Munich State Court in Germany. The patent asserted in the German case is related to a patent asserted in the ITC. This case will consist of an initial hearing in March 2020 and formal hearing in late 2020. If the German court finds infringement of a valid patent, the court may issue an injunction as part of any remedy.
Slingshot Printing LLC Litigation. On June 11, 2019, Slingshot Printing LLC filed three complaints in U.S. District Court in the Western District of Texas alleging HP infringes or has infringed sixteen patents. On September 20, 2019, Slingshot filed a fourth complaint and amended the three earlier complaints, alleging that HP infringes or has infringed thirty-two patents. The accused products include inkjet printers, cartridges, and printheads. The complaints seek monetary damages.
Parziale v. HP, Inc. On August 27, 2019, a purported consumer class action was filed against HP arising out of the supplies authentication protocol in certain OfficeJet printers. The complaint, which was filed in the United States District Court for the Northern District of California, captioned Parziale v. HP, Inc., alleges two causes of action under Florida Consumer Protection statutes: (1) violation of the Florida Deceptive and Unfair Trade Practices Act, F.S.A. §§ 501.201 et seq., and (2) violation of the Florida Misleading Advertisement Law, F.S.A. §§ 817.41 et seq. The named plaintiff, a Florida resident who purchased OfficeJet printers in Florida, seeks to represent a nationwide class of “[a]ll United States Citizens who, between the applicable statute of limitations and the present, had an HP Printer that was modified to reject third party ink cartridges or refilled HP ink cartridges.” On October 30, 2019, HP moved to dismiss the complaint. On November 13, 2019, plaintiff filed an

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 14: Litigation and Contingencies (Continued)

amended complaint, adding the following new causes of action to the case: (1) violation of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030 et seq., (2) trespass to chattels, and (3) tortious interference with business relations.
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
Autonomy Corporation Limited v. Michael Lynch and Sushovan Hussain. On April 17, 2015, four former HP subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain. The Particulars of Claim seek damages in excess of $5 billion from Messrs. Lynch and Hussain for breach of their fiduciary duties by causing Autonomy group companies to engage in improper transactions and accounting practices. On October 1, 2015, Messrs. Lynch and Hussain filed their defenses. Mr. Lynch also filed a counterclaim against Autonomy Corporation Limited seeking $160 million in damages, among other things, for alleged misstatements regarding Lynch. The Hewlett Packard Enterprise subsidiary claimants filed their replies to the defenses and the asserted counter-claim on March 11, 2016. The parties are actively engaged in the disclosure process. Trial began on March 25, 2019 and is scheduled to continue through the remainder of 2019.
Environmental
HP’s business is subject to various federal, state, local and foreign laws and regulations that could result in costs or other sanctions that adversely affect our business and results of operations. For example, HP is subject to laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites, the content of HP’s products and the recycling, treatment and disposal of those products, including batteries. In particular, HP faces increasing complexity in its product design and procurement operations as it adjusts to new and future requirements relating to the chemical and materials composition of its products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product repairability, reuse and take-back legislation. HP could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws or if its products become noncompliant with environmental laws. HP’s potential exposure includes fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean-up costs. The amount and timing of costs to comply with environmental laws are difficult to predict.
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
For information on cross-indemnifications with Hewlett Packard Enterprise for litigation matters, see Note 14, “Litigation and Contingencies”.
In connection with the Separation, HP entered into the TMA with Hewlett Packard Enterprise, effective on November 1, 2015. The TMA provided that HP and Hewlett Packard Enterprise will share certain pre-Separation income tax liabilities. The TMA was terminated during the fourth quarter of fiscal year 2019.
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
HP records tax indemnification receivables from various third parties for certain tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by those same third parties under existing legal agreements. HP records a tax indemnification payable to various third parties under these agreements when management believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. The actual amount that the parties pay or may be obligated to pay could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net payable and net receivable as of October 31, 2019 and October 31, 2018 were $57 million and $1.0 billion, respectively. During fiscal year 2019, $1.0 billion of indemnification receivables was reduced primarily due to resolution of various tax matters amounting to $0.8 billion.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Note 15: Guarantees, Indemnifications and Warranties (Continued)

HP’s aggregate product warranty liabilities and changes were as follows:

	For the fiscal years ended October 31
	2019	2018
	In millions
Balance at beginning of year	$915	$898
Accruals for warranties issued	1,051	1,042
Adjustments related to pre-existing warranties (including changes in estimates)	(3)	(15)
Settlements made (in cash or in kind)	(1,041)	(1,010)
Balance at end of year	$922	$915

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 16: Commitments
Lease Commitments
HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense was approximately $0.2 billion in each of fiscal years 2019, 2018 and 2017.
As of October 31, 2019, future minimum operating lease commitments were as follows:

Fiscal year	In millions
2020	$310
2021	242
2022	192
2023	162
2024	126
Thereafter	438
Less: Sublease rental income	(130)
Total	$1,340

Unconditional Purchase Obligations
As of October 31, 2019, HP had unconditional purchase obligations of $372 million. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. These unconditional purchase obligations are primarily related to inventory and service support. Unconditional purchase obligations exclude agreements that are cancelable without penalty.
As of October 31, 2019, unconditional purchase obligations were as follows:

Fiscal year	In millions
2020	$176
2021	111
2022	67
2023	18
2024	—
Thereafter	—
Total	$372

HP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 17: Acquisitions
Acquisitions in Fiscal Year 2019
On November 1, 2018, HP completed the acquisition of the Apogee group. This acquisition furthers HP’s plan to disrupt the A3 copier market and builds on its printing strategy to enhance its A3 and A4 product portfolio; build differentiated solutions and tools to expand its MPS, and invest in its direct and indirect go-to-market capabilities. Apogee augments HP’s services portfolio in contractual office printing and MPS, where solutions are increasingly important for SMBs. HP reports the financial results of the above business in the Printing segment.
The table below presents the purchase price allocation.

In millions
Goodwill	$382
Amortizable intangible assets	292
Net liabilities assumed	(196)
Total fair value of consideration	$478

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

HP INC. AND SUBSIDIARIES
Quarterly Summary
(Unaudited)
(In millions, except per share amounts)

	For the three-month fiscal periods ended in fiscal year 2019
	January 31	April 30	July 31	October 31
Net revenue	$14,710	$14,036	$14,603	$15,407
Cost of revenue	12,098	11,307	11,698	12,483
Earnings from operations	926	928	1,079	944
Net earnings	$803	$782	$1,179	$388
Net earnings per share:(1)
Basic	$0.52	$0.51	$0.79	$0.26
Diluted	$0.51	$0.51	$0.78	$0.26

Cash dividends paid per share	$0.16	$0.16	$0.16	$0.16

	For the three-month fiscal periods ended in fiscal year 2018
	January 31	April 30	July 31	October 31
Net revenue	$14,517	$14,003	$14,586	$15,366
Cost of revenue	11,935	11,301	11,898	12,669
Earnings from operations	913	906	1,018	994
Net earnings	$1,938	$1,058	$880	$1,451
Net earnings per share:(1)
Basic	$1.17	$0.65	$0.55	$0.92
Diluted	$1.16	$0.64	$0.54	$0.91

Cash dividends paid per share	$0.14	$0.14	$0.14	$0.14

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed by us in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to HP’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
HP acquired the Apogee group, a U.K. based office equipment dealer, on November 1, 2018. As disclosed in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2019, during the first quarter of 2019, HP discovered that its newly acquired subsidiary processed two service calls during November 2018, shortly after the acquisition, for toner replacement on behalf of Bank Saderat plc, with which it had a legacy contract. Bank Saderat plc is subject to U.S. sanctions pursuant to Executive Order 13224. The combined total value of the transactions was £85.52 ($112.92). We are unable to accurately calculate the net profit attributable to these transactions. Following HP’s discovery of these transactions and at HP’s direction, Apogee terminated the contract with Bank Saderat plc. As disclosed in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2019, during the second quarter of 2019, HP discovered that its newly acquired subsidiary had invoiced one payment and accepted two payments from Bank Sepah International plc shortly after the acquisition, under a legacy contract for copier services. Bank Sepah International plc is subject to U.S. sanctions pursuant to Executive Order 13382. The combined total value of the transactions was £72.49 ($92.78). We are unable to accurately calculate the net profit attributable to these transactions. Following HP’s discovery of these transactions and at HP’s direction, Apogee terminated the contract with Bank Sepah International plc. HP has disclosed these transactions to the relevant authorities.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
The names of the executive officers of HP and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.
The following information is included in HP’s Proxy Statement related to its 2019 Annual Meeting of Stockholders to be filed within 120 days after HP’s fiscal year end of October 31, 2019 (the “Proxy Statement”) and is incorporated herein by reference:

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

•
Information on HP’s code of business conduct and ethics for directors, officers and employees, also known as “Integrity at HP”, is set forth under “Corporate Governance—Management Proposal No. 1 Election of Directors—Code of Conduct” and information on HP’s Corporate Governance Guidelines is set forth under “—Director Nominees and Director Nominees’ Experience and Qualifications” and “—Director Independence.”

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding transactions with related persons is set forth under “Corporate Governance—Management Proposal No. 1 Election of Directors—Fiscal 2019 Related-Person Transactions.”

•	Information regarding director independence is set forth under “Corporate Governance—Management Proposal No. 1 Election of Directors—Director Independence.”

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
3.Exhibits:

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(d)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	February 7, 2019
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-21516	4.2	December 15, 2016
4(c)	Form of Registrant’s 3.750% Global Note due December 1, 2020 and form of related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	December 2, 2010
4(d)	Form of Registrant’s 4.300% Global Note due June 1, 2021 and form of related Officers’ Certificate.	8-K	001-04423	4.5 and 4.6	June 1, 2011
4(e)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(f)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(g)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012
4(h)	Specimen certificate for the Registrant’s common stock.	8-K/A	001-04423	4.1	June 23, 2006
4(i)	First Supplemental Indenture, dated as of March 26, 2018, to the Indenture, dated as of June 1, 2000, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04423	4(j)	June 5, 2018
4(j)	Description of HP Inc.’s securities.†

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Registrant’s 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant’s Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant’s Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(k)	Form of Option Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(1)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-K	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-K	001-04423	10(e)(e)(e)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	8-K	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
10(j)(j)
Second Amended and Restated Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.**
		10-Q	001-04423	10.(j)(j)	June 5, 2018
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
		10-Q	001-04423	10(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(m)(m)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(n)(n)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(p)(p)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective November 1, 2015.*	10-Q	001-04423	10(o)(o)	March 3, 2016
10(q)(q)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(t)(t)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(u)(u)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(v)(v)	First Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-K	001-04423	10(u)(u)	December 15, 2016
10(w)(w)	Second Amendment to Severance and Long-Term Incentive Change in Control Plan for Executive Officers, as amended and restated effective November 1, 2015.*	10-Q	001-04423	10(v)(v)	March 2, 2017
10(x)(x)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(y)(y)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(z)(z)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(a)(a)(a)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(z)(z)	March 2, 2017
10(b)(b)(b)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017
10(c)(c)(c)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(d)(d)(d)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(e)(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(d)(d)(d)	March 1, 2018
10(f)(f)(f)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(g)(g)(g)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(h)(h)(h)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(i)(i)(i)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018
10(j)(j)(j)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10.(j)(j)(j)	March 5, 2019
10(k)(k)(k)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10.(k)(k)(k)	March 5, 2019
10(l)(l)(l)	Form of Grant Agreement for grants of restricted stock units (for use from July 1, 2019).*	10-Q	001-04423	10.(l)(l)(l)	August 29, 2019
10(m)(m)(m)	Form of Grant Agreement for grants of non-qualified stock options.*†
10(n)(n)(n)	Form of Retention Grant Agreement for grants of non-qualified stock options.*†
21	Subsidiaries of the Registrant as of October 31, 2019.†
23	Consent of Independent Registered Public Accounting Firm.†
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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

Date: December 12, 2019	HP INC.
	By:	/s/ STEVE FIELER
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

Signature	Title(s)	Date
/s/ ENRIQUE LORES	President and Chief Executive Officer and Director (Principal Executive Officer)	December 12, 2019
Enrique Lores

/s/ STEVE FIELER	Chief Financial Officer (Principal Financial Officer)	December 12, 2019
Steve Fieler

/s/ CLAIRE BRAMLEY	Global Controller (Principal Accounting Officer)	December 12, 2019
Claire Bramley

/s/ AIDA ALVAREZ	Director	December 12, 2019
Aida Alvarez

/s/ SHUMEET BANERJI	Director	December 12, 2019
Shumeet Banerji

/s/ ROBERT R. BENNETT	Director	December 12, 2019
Robert R. Bennett

/s/ CHARLES V. BERGH	Director	December 12, 2019
Charles V. Bergh

/s/ STACY BROWN-PHILPOT	Director	December 12, 2019
Stacy Brown-Philpot

/s/ STEPHANIE BURNS	Director	December 12, 2019
Stephanie Burns

/s/ MARY ANNE CITRINO	Director	December 12, 2019
Mary Anne Citrino

/s/ YOKY MATSUOKA	Director	December 12, 2019
Yoky Matsuoka

/s/ STACEY MOBLEY	Director	December 12, 2019
Stacey Mobley

/s/ SUBRA SURESH	Director	December 12, 2019
Subra Suresh

/s/ DION WEISLER	Director	December 12, 2019
Dion Weisler

ITEM 16. Form 10-K Summary
None.