Form 10-K/A
period 2019-10-31
HP INC
filed 2020-02-27
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
October 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-4423

HP INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1081436
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1501 Page Mill Road Palo Alto, California	94304
(Address of principal executive offices)	(Zip code)

(650) 857-1501
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPQ	New York Stock Exchange

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

The number of shares of HP Inc. common stock outstanding as of January 31, 2020 was 1,433,345,730 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

On December 12, 2019, HP Inc. filed its Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (the “Original Form 10-K”). HP Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended October 31, 2019. This Form 10-K/A amends and restates in its entirety Part III, Items 10 through 14 of the Original Form 10-K, to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of HP Inc.’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In this Form 10-K/A, unless the context indicates otherwise, the designations “HP,” the “Company,” “we,” “us” or “our” refer to HP Inc. and its consolidated subsidiaries.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by HP’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

Website Information

This document includes several website references. The information on these websites is not part of this Form 10-K/A.

HP Inc. and Subsidiaries
Form 10-K/A
For the Fiscal Year ended October 31, 2019

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The names of the executive officers of HP and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, of the Original Form 10-K.

Director Nominees

The biographies describe each Director nominee’s qualifications and relevant experience. The biographies include key qualifications, skills, and attributes most relevant to the decision to nominate candidates to serve on the board at the upcoming annual meeting of HP’s stockholders.

Aida M. Alvarez
Most Recent Role —Former Administrator, U.S. Small Business Administration & Cabinet Member	Current Public Company Boards —HP —K12 Inc. —Fastly, Inc. —Oportun, Inc.	Prior Public Company Boards —MUFG Americas Holdings Corporation —Wal-Mart Stores, Inc. —PacifiCare Health Systems Inc.
Independent Director Age: 70 Director since: 2016 HP Board Committees: HRC, NGSR

Qualifications:

Prior Business and Other Experience

—Founding Chair, Latino Community Foundation (since 2003)
—Administrator, U.S. Small Business Administration (1997–2001)
—Director, Office of Federal Housing Enterprise Oversight (1993–1997)
—Vice President, First Boston Corporation and Bear Stearns & Co. (prior to 1993)

Other Key Qualifications

The Honorable Aida Alvarez brings to the Board a wealth of expertise in media, public affairs, finance, and government. She led important financial and government agencies and served in the Cabinet of U.S. President William J. Clinton where she provided strategic feedback to the President. She has also been a public finance executive, has chaired a prominent philanthropic organization and was an award-winning journalist. The Board also benefits from Ms. Alvarez’s knowledge of investment banking and finance.

GOVERNMENT STRATEGY	FINANCE ROBUST BUSINESS EXPERIENCE

2019 Form 10-K	½ 1

Shumeet Banerji
Current Role —Co-founder and Partner of Condorcet, LP, an advisory and investment firm that specializes in developing early stage companies (since 2013)	Current Public Company Boards —HP —Reliance Industries Limited	Prior Public Company Boards —Innocoll AG
Independent Director Age: 60 Director since: 2011 HP Board Committees: HRC, NGSR (Chair)

Qualifications:

Prior Business and Other Experience

—Senior Partner, Booz & Company, a consulting company (May 2012–March 2013)
—Chief Executive Officer, Booz & Company (July 2008–May 2012)
—President of the Worldwide Commercial Business, Booz Allen Hamilton (February 2008–July 2008)
—Managing Director, Europe, Booz Allen Hamilton (2007–2008)
—Managing Director, United Kingdom, Booz Allen Hamilton (2003–2007)
—Faculty, University of Chicago Graduate School of Business

Other Key Qualifications

Mr. Banerji brings to the Board a robust understanding of the issues facing companies and governments in both mature and emerging markets around the world through his two decades of work with Booz & Company. In particular, Mr. Banerji has valuable experience in addressing a variety of complex issues ranging from corporate strategy, organizational structure, governance, transformational change, operational performance improvement, and merger integration. As CEO of Booz & Company, Mr. Banerji oversaw the separation of Booz & Company from Booz Allen Hamilton. During his career at Booz Allen Hamilton and Booz & Company, he has advised numerous companies on restructuring and M&A, particularly in mature industries. He is the co-author of Cut Costs, Grow Stronger, published by Harvard Business Press in 2009.

CAPITAL ALLOCATION FINANCE ROBUST BUSINESS EXPERIENCE	INTERNATIONAL BUSINESS STRATEGIC TRANSACTIONS; M&A STRATEGY

Robert R. Bennett
Current Role —Managing Director, Hilltop Investments, LLC, a private investment company (since 2005)	Current Public Company Boards —HP —Discovery Communications, Inc. —Liberty Media Corporation	Prior Public Company Boards —Sprint Corporation —Demand Media, Inc. —Discovery Holding Company —Liberty Interactive Corporation —Sprint Nextel Corporation
Independent Director Age: 61 Director since: 2013 HP Board Committees: Audit, FIT (Chair)

Qualifications:

Prior Business and Other Experience

—President, Discovery Holding Company (2005–2008)
—President and Chief Executive Officer, Liberty Media Corporation (prior to 2005)

Other Key Qualifications

Mr. Bennett brings to the Board in-depth knowledge of the media and telecommunications industry and his knowledge of the capital markets and other financial and operational matters from his experience as the president and chief executive officer of another public company. Additionally, as a result of his positions at Liberty Media, Mr. Bennett brings experience leading organizations through significant strategic transactions, including acquisitions, divestitures and integration. Mr. Bennett also has an in-depth understanding of finance and has held various financial management positions during his career including serving as CFO of a public company. He also contributes valuable insight to the Board due to his experience serving on the boards of both public and private companies.

CAPITAL ALLOCATION FINANCE ROBUST BUSINESS EXPERIENCE INTERNATIONAL BUSINESS	OPERATIONS STRATEGIC TRANSACTIONS; M&A STRATEGY

2 ½	2019 Form 10-K

Charles “Chip” V. Bergh
Current Role —President, Chief Executive Officer, and Director of Levi Strauss & Co., an apparel/retail company (since September 2011)	Current Public Company Boards —HP —Levi Strauss & Co.	Prior Public Company Boards —VF Corporation
Independent Chairman of the Board Age: 62 Director since: 2015 Chairman since: 2017 HP Board Committees: HRC, NGSR

Qualifications:

Prior Business and Other Experience

—Group President, Global Male Grooming, Procter & Gamble Co. (2009–September 2011)
—In 28 years at Procter & Gamble, Mr. Bergh served in a variety of executive roles, including managing business in multiple regions worldwide

Other Key Qualifications

Mr. Bergh brings to the Board extensive experience in executive leadership at large global companies and international business management. From his more than 30 years at Levi Strauss and Procter & Gamble, Mr. Bergh has a strong operational and strategic background with significant experience in brand management. He also brings public company governance experience as a board member and chair of boards and board committees of other public and private companies.

CAPITAL ALLOCATION CUSTOMER EXPERIENCE OPERATIONS STRATEGY	INTERNATIONAL BUSINESS ROBUST BUSINESS EXPERIENCE STRATEGIC TRANSACTIONS; M&A

Stacy Brown-Philpot
Current Role —Chief Executive Officer, TaskRabbit, an online labor interface company (since April 2016)	Current Public Company Boards —HP —Nordstrom, Inc.	Prior Public Company Boards —None
Independent Director Age: 44 Director since: 2015 HP Board Committees: Audit, NGSR

Qualifications:

Prior Business and Other Experience

—Chief Operating Officer, TaskRabbit (January 2013–April 2016)
—Entrepreneur-in-Residence, Google Ventures, the venture capital investment arm of Google, Inc., a technology company (“Google”) (May 2012–December 2012)
—Senior Director of Global Consumer Operations, Google (2010–May 2012)
—Prior to 2010, Ms. Brown-Philpot served in a variety of Director-level positions at Google
—Prior to joining Google in 2003, Ms. Brown-Philpot served as a senior analyst and senior associate at the financial firms Goldman Sachs and PwC

Other Key Qualifications

Ms. Brown-Philpot brings to the Board extensive operational, analytical, financial, and strategic experience. In addition to her current role as CEO of TaskRabbit, Ms. Brown-Philpot’s decade of experience leading various operations at Google and her prior financial experience from her roles at Goldman Sachs and PwC provide unique operational and financial expertise to the Board.

CUSTOMER EXPERIENCE DISRUPTIVE INNOVATION INTERNATIONAL BUSINESS ROBUST BUSINESS EXPERIENCE	FINANCE OPERATIONS STRATEGY TECHNOLOGY

2019 Form 10-K	½ 3

Stephanie A. Burns
Current Role —Director	Current Public Company Boards —HP —Corning Incorporated —Kellogg Company	Prior Public Company Boards —Dow Corning Corporation —GlaxoSmithKline plc —Manpower, Inc.
Independent Director Age: 65 Director since: 2015 HP Board Committees: FIT, HRC (Chair)

Qualifications:

Prior Business and Other Experience

—Chief Executive Officer, Dow Corning Corp., a silicon-based manufacturing company (2004–May 2011)
—President, Dow Corning (2003–November 2010)
—Executive Vice President, Dow Corning (2000–2003)

Other Key Qualifications

Dr. Burns has more than 30 years of global innovation and business leadership experience and brings significant expertise in scientific research, product development, issues management, science and technology leadership, and business management to the Board. Her leadership experience includes steering Dow Corning Corporation during an extended bankruptcy and restructuring process. Dr. Burns also brings public company governance experience to the Board as a member of boards and board committees of other public companies.

CAPITAL ALLOCATION CUSTOMER EXPERIENCE OPERATIONS SCIENCE STRATEGY	FINANCE INTERNATIONAL BUSINESS ROBUST BUSINESS EXPERIENCE STRATEGIC TRANSACTIONS; M&A TECHNOLOGY

Mary Anne Citrino
Current Role —Senior Advisor and former Senior Managing Director, Blackstone, an investment firm (since 2004)	Current Public Company Boards —HP —Royal Ahold Delhaize —Alcoa Corporation —Barclays	Prior Public Company Boards —Health Net, Inc. —Dollar Tree Inc.
Independent Director Age: 60 Director since: 2015 HP Board Committees: AUDIT (Chair), FIT

Qualifications:

Prior Business and Other Experience

—Managing Director, Global Head of Consumer Products Investment Banking Group, and Co-head of Health Care Services Investment Banking, Morgan Stanley (1986–2004)

Other Key Qualifications

Ms. Citrino’s more than 30-year career as an investment banker provides the Board with substantial knowledge regarding business operations strategy, as well as valuable financial and investment expertise. She also brings public company governance experience as a member of boards and board committees of other public companies.

CAPITAL ALLOCATION FINANCE ROBUST BUSINESS EXPERIENCE	INTERNATIONAL BUSINESS STRATEGIC TRANSACTIONS; M&A STRATEGY

4 ½	2019 Form 10-K

Richard L. Clemmer
Current Role —Chief Executive Officer and Executive Director of NXP Semiconductors N. V., a semiconductor company (since January 2009)	Current Public Company Boards —HP —NCR Corporation —NXP Semiconductors N. V.	Prior Public Company Boards —i2 Technologies, Inc.
Independent Director Age: 68 Director since: 2020 HP Board Committees: N/A

Qualifications:

Prior Business and Other Experience

—Senior Advisor, Kohlberg Kravis Roberts & Co. (May 2007-December 2008)
—President and Chief Executive Officer, Agere Systems Inc. (October 2005–April 2007)

Other Key Qualifications

Mr. Clemmer brings to the Board significant leadership experience in the high tech industry, including experience with semiconductor, storage, e-Commerce, and software companies, and brings valuable experience leading organizations through strategic transactions. In his roles at NXP Semiconductors and Agere Systems, Mr. Clemmer has overseen the successful execution of a number of key strategic transactions, including the acquisition and integration of several companies and business units.

CAPITAL ALLOCATION FINANCE INTERNATIONAL BUSINESS OPERATIONS	ROBUST BUSINESS EXPERIENCE STRATEGIC TRANSACTIONS; M&A STRATEGY TECHNOLOGY

Enrique Lores
Current Role —President and Chief Executive Officer, HP (since November 2019)	Current Public Company Boards —HP	Prior Public Company Boards —None
President, Chief Executive Officer and Director Age: 54 Director since: 2019 HP Board Committees: N/A

Qualifications:

Prior Business and Other Experience

—President, Imaging and Printing Solutions, HP Inc. (November 2015–October 2019)
—Separation Leader, Hewlett-Packard Company (2014–October 2015)
—Senior Vice President & General Manager, Business Personal Systems, Hewlett-Packard Company (2013–2014)
—Senior Vice President, Worldwide Customer Support & Services, Hewlett-Packard Company (2011–2013)
—Senior Vice President, Worldwide Sales and Solutions Partner Organization, Hewlett-Packard Company (2008–2011)
—Vice President & General Manager, Large Format Printing, Hewlett-Packard Company (2003–2008)
—Vice President, Imaging & Printing Group, EMEA, Hewlett-Packard Company (2001–2003)
—Experience in a variety of roles at Hewlett-Packard Company (1989–2003)

Other Key Qualifications

Mr. Lores’s international business and leadership experience, and his service in multiple facets of the HP business worldwide, provide the Board with an enhanced global perspective. Mr. Lores’s more than 25 years of experience in the information and technology industry with HP, and his position as HP’s Chief Executive Officer, provide the Board with valuable industry insight and expertise.

CUSTOMER EXPERIENCE OPERATIONS TECHNOLOGY STRATEGY	DISRUPTIVE INNOVATION INTERNATIONAL BUSINESS ROBUST BUSINESS EXPERIENCE STRATEGIC TRANSACTIONS; M&A

2019 Form 10-K	½ 5

Yoky Matsuoka
Current Role —Division CEO, Panasonic Corporation (since October 2019)	Current Public Company Boards —HP	Prior Public Company Boards —None
Independent Director Age: 47 Director since: 2019 HP Board Committees: AUDIT, FIT

Qualifications:

Prior Business and Other Experience

—Vice President, Healthcare at Google, a subsidiary of Alphabet Inc. (“Alphabet”), a technology company (2018–October 2019)
—Chief Technology Officer, Nest, Alphabet (2010–2015; 2017–2018)
—Executive experience in healthcare, Apple Inc., a technology company (May 2016–December 2016)
—Chief Executive Officer, Quanttus, a technology company (2015–2016)
—Head of Innovation and Co-Founder, Google [X], Alphabet (2009–2010)
—Academic experience including professorships at Carnegie Mellon University and the University of Washington (2000–2011)
—MacArthur Fellow (2007)

Other Key Qualifications

Ms. Matsuoka is an accomplished executive and technologist who brings more than two decades of leadership experience to the HP Board. Throughout her career, she has held innovation-centric roles in both Silicon Valley and in academia and brings her strong background in management, strategy and research & development to the Board.

ACADEMICS DISRUPTIVE INNOVATION SCIENCE STRATEGY	CUSTOMER EXPERIENCE ROBUST BUSINESS EXPERIENCE TECHNOLOGY

Stacey Mobley
Current Role —Director	Current Public Company Boards —HP	Prior Public Company Boards —International Paper Company —Hewitt Associates, Inc.
Independent Director Age: 74 Director since: 2015 HP Board Committees: HRC, NGSR

Qualifications:

Prior Business and Other Experience

—Senior Counsel and Advisor, Dickstein Shapiro, LLP, a law firm (2008–2016)
—Senior Vice President, Chief Administrative Officer and General Counsel, E.I. du Pont de Nemours and Company (“DuPont”), a chemical company (1999–2008)
—35 years of experience at DuPont (1973–2008) serving in a variety of leadership roles

Other Key Qualifications

Mr. Mobley’s more than 35 years of legal and senior management experience at DuPont brings a deep understanding of governance, regulations and risk management including the government relations strategies of public companies. He also brings public company governance experience as a member of boards and board committees of other public and private companies.

INTERNATIONAL BUSINESS ROBUST BUSINESS EXPERIENCE	OPERATIONS

6 ½	2019 Form 10-K

Subra Suresh
Current Role —President, Nanyang Technological University, autonomous global research university in Singapore (since January 2018)	Current Public Company Boards —HP —Singapore Exchange Limited	Prior Public Company Boards —None
Independent Director Age: 63 Director since: 2015 HP Board Committees: AUDIT, FIT

Qualifications:

Prior Business and Other Experience

—Senior Advisor, Temasek International Private Ltd., an investment company headquartered in Singapore (since September 2017)
—President, Carnegie Mellon University, a global research university (July 2013–June 2017)
—Independent Director of the Board, Battelle Memorial Institute, Ohio, an international nonprofit that develops and commercializes technology and manages laboratories for government customers (2014–2017)
—Director, National Science Foundation, a federal agency charged with advancing science and engineering research and education (October 2010–March 2013)
—Dean and the Vannevar Bush Professor of Engineering, School of Engineering (2007-2010), and Professor (1993–2013), Massachusetts Institute of Technology

Other Key Qualifications

Mr. Suresh is one of the few Americans to have been elected to all three branches of the U.S. National Academies (Engineering, Sciences and Medicine) in recognition of his considerable scientific and technical accomplishments. Mr. Suresh’s experience as the president of two prominent research universities and his experience leading new entrepreneurship and innovation bring the Board valuable insights with respect to strategic opportunities and a robust understanding of the organizational, scientific, and technological requirements of ongoing innovation.

ACADEMICS FINANCE SCIENCE TECHNOLOGY	DISRUPTIVE INNOVATION GOVERNMENT STRATEGY

Other Director(s)

In addition, Dion J. Weisler, 52, who has served as Senior Executive Advisor at HP, a non-executive officer role, since November 1, 2019, is not currently standing for re-election at our upcoming annual meeting. Mr. Weisler previously served as our President and Chief Executive Officer between November 2015 and November 2019. Previously, Mr. Weisler served in various roles at our predecessor, Hewlett-Packard Company, including as Executive Vice President, the Printing and Personal Systems Group, Hewlett-Packard Company (June 2013–November 2015), Senior Vice President and Managing Director, Printing and Personal Systems, Asia Pacific and Japan, Hewlett-Packard Company (January 2012–June 2013) and Vice President and Chief Operating Officer, the Product and Mobile Internet Digital Home Groups, Lenovo Group Ltd. (January 2008–December 2011). Mr. Weisler also serves on the board of directors of Thermo Fisher Scientific Inc.

2019 Form 10-K	½ 7

Code of Conduct

We maintain a code of business conduct and ethics for Directors, officers and employees known as Integrity at HP, which is available on our website at https://investor.hp.com/governance/integrity-at-hp/default.aspx. If the Board grants any waivers from our Standards of Business Conduct to any of our Directors or executive officers, or if we amend our Standards of Business Conduct, we will, if required, disclose these matters via updates to our website on a timely basis.

Information about the Audit Committee

We have an Audit Committee established in accordance with the requirements of the Exchange Act. The Audit Committee represents and assists the Board in fulfilling its responsibilities for overseeing our financial reporting processes and the audit of our financial statements. Specific duties and responsibilities of the Audit Committee include, among other things:

Independent Registered Public Accounting Firm
●appointing, overseeing the work of, evaluating, compensating and retaining the independent registered public accounting firm;

●discussing with the independent registered public accounting firm its relationships with HP and its independence, and periodically considering whether there should be a regular rotation of the accounting firm in order to assure continuing independence;

●overseeing the rotation of the independent registered public accounting firm’s lead audit and concurring partners at least once every five years and the rotation of other audit partners at least once every seven years in accordance with SEC regulations, with the Audit Committee directly involved in the selection of the accounting firm’s lead partner; and

●determining whether to retain or, if appropriate, terminate the independent registered public accounting firm.

Audit & Non-Audit Services; Financial Statements; Audit Report
●reviewing and approving the scope of the annual independent audit, the audit fee, and other audit services;

●preparing the Audit Committee report for inclusion in the annual proxy statement; and

●overseeing our financial reporting processes and the audit of our financial statements, including the integrity of our financial statements.

Disclosure Controls; Internal Controls & Procedures; Legal Compliance
●reviewing our disclosure controls and procedures, internal controls, information and technology security policies, internal audit function, and corporate policies with respect to financial information and earnings guidance; and

●overseeing compliance with legal and regulatory requirements.

Risk Oversight
●reviewing risks facing HP and management’s approach to addressing these risks, including significant risks or exposures relating to litigation and other proceedings and regulatory matters that may have a significant impact on our financial statements; and

●discussing policies with respect to risk assessment and risk management.

Related Party Transactions
●overseeing relevant related party transactions governed by applicable accounting standards (other than related-person transactions addressed by the Nominating, Governance and Social Responsibility (“NGSR”) Committee).

Annual Review/Evaluation	●annually reviewing the Audit Committee’s charter and performance.

8 ½	2019 Form 10-K

The Board determined that Ms. Citrino, Chair of the Audit Committee, and each of the other Audit Committee members (Mr. Bennett, Ms. Brown-Philpot, Ms. Matsuoka and Mr. Suresh) are independent within the meaning of the New York Stock Exchange (“NYSE”) and SEC standards of independence for directors and audit committee members, and has satisfied the NYSE financial literacy requirements. The Board also determined that each of Mr. Bennett, Ms. Brown-Philpot, Ms. Citrino and Mr. Suresh is an “audit committee financial expert” as defined by the SEC rules.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis describes our executive compensation philosophy and program, the compensation decisions the HR and Compensation (“HRC”) Committee has made under the program, and the considerations in making those decisions in fiscal 2019.

Named Executive Officers
Our NEOs for fiscal 2019 are:

●	Dion J. Weisler, former President and CEO;
●	Steven J. Fieler, Chief Financial Officer;
●	Enrique J. Lores, President and CEO and former President, Imaging, Printing and Solutions;
●	Kim M. Rivera, President, Strategy and Business Management and Chief Legal Officer; and
●	Alex Cho, President, Personal Systems.

Following the end of fiscal 2019, Mr. Weisler stepped down as our President and CEO on November 1, 2019, and Mr. Lores was appointed to the role. Upon stepping down from such positions, Mr. Weisler continues to be employed by the Company as Senior Executive Advisor, a non-executive officer role, through our 2020 Annual Meeting of Stockholders. Mr. Weisler will also continue to serve as a member of the Board of Directors until the Company’s 2020 Annual Meeting of Stockholders.

Executive Summary

The HRC Committee continues to review and refine our compensation programs to support our evolving business strategy and attract high caliber executive talent. The HRC Committee’s assessment includes regular stockholder engagement and consideration of stockholder feedback. HP’s fiscal 2019 executive compensation structure remained the same as its fiscal 2018 program.

Below are brief highlights of key compensation decisions with respect to NEOs:

We provided competitive target pay opportunities, where amounts and mix were consistent with peers and stable year over year.

Target total direct compensation (“TDC”) consists of base salary, percent-of-salary target annual incentives that would be earned for achieving 100% of goals, and long-term incentive grant-date value. NEO base salaries were unchanged for fiscal 2019, except a 7.4% promotional increase for Ms. Rivera upon being appointed President, Strategy and Business Management in addition to her ongoing role as Chief Legal Officer and Secretary, plus a 3.6% market adjustment for Mr. Weisler, HP’s President and CEO. Target annual incentives were unchanged at 200% of salary for Mr. Weisler and 125% of salary for each of the other NEOs. Regular long-term incentive grant values increased moderately consistent with the market.

We aligned real pay delivery with performance through rigorous goal setting and performance measurement.

While our target TDC opportunities reflect market practice, our real pay delivery reflects performance. Annual incentives reward short-term performance measured against applicable enterprise-wide, business unit, and individual goals. Goals were set for the overall Company and businesses against internal budgets for revenues, net earnings/profit, and free cash flow as a percent of revenue. Non-financial individual performance goals under the Management by Objectives (“MBO”) program were set for each NEO. Meanwhile, regular annual long-term incentive grants were approximately 60% in PARSUs that reward strategic performance measured by relative TSR compared to the S&P 500 and EPS measured in two and three year overlapping segments as explained on pages 16-18; the remaining 40% is in RSUs that are primarily for ownership and retention with the delivered value tied to stock price and reinvested dividend equivalents.

NEOs earned annual incentives averaging 117.2% of target for fiscal 2019. Individual bonuses varied from 93.2% to 150.7% of target and HP’s President & CEO was at 111.5%. The Company achieved above-target results with respect to HP net earnings/profit and free cash flow margin. Revenue results were below target. Further, NEOs successfully delivered against their MBOs as detailed on pages 15-16.

2019 Form 10-K	½ 9

NEOs received payout for Segment 1 FY18 and Segment 2 FY17 PARSUs (measurement periods ending in fiscal 2019). EPS FY18 and EPS FY19 were above target. Fiscal 2017-2019 relative TSR approximated the 35th percentile of the S&P 500. Fiscal 2018-2019 relative TSR approximated the 15th percentile of the S&P 500.

We regularly engaged with and listened to stockholders, practiced strong governance, and mitigated potential compensation-related risks.

Our executive compensation program is continuously reviewed for peer group alignment and strategic relevance as part of a process that includes ongoing stockholder engagement. At the annual meeting in 2019, our say-on-pay proposal was approved by over 93% of the voted shares, indicating strong stockholder support. Consequently, changes have not been extensive. To ensure alignment with our three-year financial plan, we have moved our long-term performance-based incentives (PARSUs) to a single three-year performance period with full vesting only after three years of service and achievement of financial goals for that timeframe. We are also changing relative TSR from a standalone measure to a “modifier” on earnouts determined based on the three-year performance period. We feel that this will increase focus on line-of-sight strategic performance while continuing close alignment between stockholder value creation and real pay delivery.

We transitioned to a new HP President & CEO at the start of fiscal 2020, successfully executing the Board’s succession-planning process.

After a robust, in-depth succession planning assessment, Mr. Lores was appointed as President and CEO effective November 1, 2019. Mr. Lores’s initial target TDC was set moderately below the peer group median and the HRC Committee’s intent is to move him to the median or above median over the period of the next two-or-three years based on Company and individual performance. Mr. Lores did not receive a promotion grant or any special rewards in connection to his appointment as President and CEO.

Executive Compensation Program Oversight and Authority

Role of the HRC Committee and its Advisor
The HRC Committee continued to retain FW Cook as its independent consultant during fiscal 2019, and to work with them and management on all aspects of our pay program for senior executives. The HRC Committee makes recommendations regarding the CEO’s compensation to the independent members of the Board for approval, and reviews and approves the compensation of the remaining Section 16 officers, including our NEOs. Each HRC Committee member is an independent non-employee Director with significant experience in executive compensation matters.

The HRC Committee continually considers feedback from stockholders and the potential executive compensation implications of evolving business and strategic objectives. Based on these considerations, the HRC determined that it would be appropriate to make some fine-tuning changes in the program structure for 2020 (described further on page 19) that we believe are in our stockholders’ interests. We believe that our current compensation structure and proposed changes incent and reward achievement of specific goals, reinforce year-over-year results and provide an attractive pay-for-performance opportunity that encourages retention and leadership engagement.

FW Cook provides analyses and recommendations that inform the HRC Committee’s decisions; identifies peer group companies for competitive market comparisons; evaluates market pay data and competitive-position benchmarking; provides analyses and inputs on program structure, performance measures, and goals; provides updates on market trends and the regulatory environment as it relates to executive compensation; reviews various management proposals presented to the HRC Committee related to executive and Director compensation; and works with the HRC Committee to validate and strengthen the pay-for-performance relationship and alignment with stockholder interests. FW Cook does not perform other services for HP and will not do so without the prior consent of the HRC Committee chair. FW Cook meets with the HRC Committee chair and the HRC Committee outside the presence of management while in executive session.

The HRC Committee met six times in fiscal 2019, and all six of these meetings included an executive session. FW Cook participated in five of the meetings and, when requested by the HRC Committee chair, in the preparatory meetings and the executive sessions.

Role of Management and the CEO in Setting Executive Compensation
The CEO recommends compensation for Section 16 officers, including NEOs other than himself, for approval by the HRC Committee. The Board considered market competitiveness, business results, experience, and individual performance when evaluating fiscal 2019 NEO compensation and the overall compensation structure. The Chief Human Resources Officer and other members of our executive compensation team, together with members of our finance and legal organizations, work with the CEO to design and develop the compensation program, to recommend changes to existing program provisions applicable to NEOs and other senior executives, as well as financial and other targets to be achieved under those programs, prepare analyses of financial data, peer comparisons and other briefing materials to assist the HRC Committee in making its decisions, and implement the decisions of the HRC Committee.

During fiscal 2019, management continued to engage Meridian Compensation Partners, LLC (“Meridian”) as its compensation consultant. The HRC Committee took into consideration that Meridian provided executive compensation-related services to management when it evaluated any information and analyses provided by Meridian, all of which were also independently reviewed by FW Cook, as applicable, on the HRC Committee’s behalf.

10 ½	2019 Form 10-K

During fiscal 2019, Mr. Weisler provided input to the HRC Committee regarding performance metrics and the setting of appropriate performance targets for his direct reports. Mr. Weisler also recommended MBOs for the NEOs (other than himself) and the other senior executives who report directly to him. Mr. Weisler is subject to the same financial performance goals as the executives who lead global functions, and Mr. Weisler’s MBOs and compensation are established by the HRC Committee and recommended to the independent members of the Board for approval.

Use of Comparative Compensation Data and Compensation Philosophy

The HRC Committee reviews the compensation of our Section 16 officers in comparison to that of executives in similar positions at our peer group companies. Our peer group includes companies we compete with for executive talent due to our geographical proximity and technology industry overlap. The HRC Committee takes size differentiations into consideration when reviewing the results of market data analysis. The HRC Committee uses this information to evaluate how our pay levels and practices compare to market practices.

When determining the peer group, the following characteristics were considered:

●	Direct talent market peers.
●	US-based companies in the technology sector (excluding distributors, contract manufacturers and outsourced services/IT consulting) with revenues between ~$10 billion and $250 billion and market cap between ~$7 billion and $175 billion.

●	Select general industry companies (industrials, consumer products and telecom) generally meeting size and business criteria that are top-brands.
●	Review of the peer companies chosen by companies within our proposed peer group and peer business similarity, to evaluate relevance.

We believe the resulting peer group provides HP and the HRC Committee with a valid comparison and benchmark for the Company’s executive compensation program and governance practices. For fiscal 2019, the HRC Committee added Apple (direct peer) and Micron Technology (size-appropriate technology company). The HRC Committee also removed Amazon, Procter & Gamble and Verizon as all exceeded size range and were not direct peers. The HP peer group for fiscal 2019, as approved by HRC Committee, consisted of the following companies:

Fiscal 2019 Peer Group

*	Represents fiscal 2019 reported revenue, except fiscal 2018 reported revenue is provided for General Electric, Honeywell, IBM, Intel, PepsiCo, Texas Instruments and Xerox.

2019 Form 10-K	½ 11

Process for Setting and Awarding Executive Compensation

A broad range of facts and circumstances are considered in setting our overall executive compensation levels. In fiscal 2019, the HRC Committee continued to set target compensation levels within a competitive range of the market median, although in some cases lower or higher based on each executive’s situation (e.g., attraction and retention of critical talent). The Board maintains a total CEO target compensation package that approximates the median of our competitive market and is consistent with our pay positioning strategy and pay-for-performance philosophy.

The primary factors considered when determining pay opportunities for our NEOs are market competitiveness, internal equity, and individual performance. The weight given to each factor is not formulaic and may differ from year to year or by individual NEO. For example, when we recruit externally, market competitiveness, experience, and the candidate-specific circumstances may weigh more heavily in the compensation decision process. In contrast, when determining year-over-year compensation changes for current NEOs, internal equity and individual performance may factor more heavily in the decision.

The HRC Committee spends significant time determining the appropriate goals for our annual and long-term incentive plans, which make up the majority of NEO compensation. Management makes an initial recommendation of the goals, which is then assessed by the HRC Committee’s independent compensation consultant and discussed and approved by the HRC Committee. Major factors considered in setting financial goals for each fiscal year are business results from the most recently completed fiscal year, budgets and strategic plans, macroeconomic factors, guidance and analyst expectations, industry performance, conditions or goals specific to a particular business segment, and strategic initiatives. MBOs are set based on major shared and individual strategic, operating, and tactical initiatives.

Following the close of the fiscal year, the HRC Committee reviews actual financial results and MBO performance against the goals that it had set for the applicable plans for that year, with payouts under the plans determined based on performance against the established goals. The HRC Committee meets in executive session to review the MBO performance of the CEO and to determine a recommendation for his annual PfR incentive award to be approved by the independent members of the Board. See “2019 Annual Incentives” below for a further description of our results and corresponding incentive payouts.

Listening to our Stockholders on Compensation

We regularly engage with our stockholders on a variety of issues, including their views on best practices in executive compensation. The following changes to our executive compensation program, shown here, reflect those conversations with stockholders.

●	Starting with new grants in fiscal 2020, to ensure alignment with our three-year financial plan, we have moved our long-term performance-based incentives (PARSUs) to a single three-year performance period with full vesting only after three years of service and achievement of financial goals for that timeframe. We are also changing relative TSR from a standalone measure to a “modifier” on earnouts determined based on the three-year performance period. We feel that this will increase focus on line-of-sight strategic performance while continuing close alignment between stockholder value creation and real pay delivery.

●	Some changes during the last few years that reflect conversations with stockholders include the following:
●	Increased focus on enterprise-wide corporate revenue and corporate net earnings/profit in our annual PfR incentive plan to encourage greater collaboration and teamwork among business leaders.
●	Replaced Return on Invested Capital (“ROIC”) with EPS in our PARSU grants for stronger alignment with stockholder interests and because it is a more appropriate measure for HP after the separation of HPE.

At the 2019 annual meeting, our annual say-on-pay proposal received the support of over 93% of the votes cast. As part of its 2019 executive compensation discussions, the HRC Committee reviewed the advisory vote result and considered it to be supportive of the Company’s compensation practices.

Determination of Fiscal 2019 Executive Compensation

Under our Total Rewards Program, executive compensation consists of: base salary, annual incentives, long-term incentives, benefits, and perquisites.

The HRC Committee regularly explores ways to improve our executive compensation program by considering stockholder feedback, our current business needs and strategy, and peer group practices. For 2019 the Committee decided to maintain a consistent compensation structure for executives since it supports our business strategy and aligns pay with stockholder interests.

2019 Base Salary
Our executives receive a small percentage of their overall compensation in the form of base salary, which is consistent with our philosophy of tying the majority of pay to performance. The NEOs are paid an amount in the form of base salary sufficient to attract qualified executive talent and maintain a stable management team.

12 ½	2019 Form 10-K

The HRC Committee aims to set executive base salaries at or near the market median for comparable positions. In fiscal 2019, salaries comprise on average 11% of our NEOs’ overall compensation, consistent with our peers. To decide the CEO’s salary, the HRC Committee reviews analyses and recommendations provided by FW Cook.

For fiscal 2019, Mr. Weisler’s salary was increased from $1.4 million to $ 1.45 million to recognize his contributions and better align with the market median. For fiscal 2019, the HRC Committee did not change the base salary for Mr. Fieler, Mr. Lores or Mr. Cho. During fiscal 2018, Mr. Fieler’s base salary had been increased to $690,000 during July 2018 and Mr. Cho’s base salary had been increased to $675,000 during June 2018 in conjunction with their promotions to CFO and President, Personal Systems, respectively. Ms. Rivera’s base salary was increased from $675,000 to $725,000 due to her new responsibilities as President, Strategy and Business Management while retaining her role as Chief Legal Officer and Secretary.

Changes in Base Salary
EXECUTIVE	FISCAL YEAR-END 2018 BASE SALARY	FISCAL 2019 BASE SALARY	PERCENTAGE CHANGE
Dion Weisler	$1,400,000	$1,450,000	+3.6%
Steven Fieler	$690,000	$690,000	+0.0%
Enrique Lores	$750,000	$750,000	+0.0%
Kim Rivera	$675,000	$725,000	+7.4%
Alex Cho	$675,000	$675,000	+0.0%

2019 Annual Incentives
The fiscal 2019 annual PfR incentive plan consisted of the following three core financial metrics: revenue, net earnings/profit, and corporate free cash flow as a percentage of revenue. A fourth metric, MBOs, was used to further drive individual performance and achievement of key strategic goals. Each metric was weighted at 25% of the target award value. Each individual metric may fund up to 250% of target; however, the maximum annual PfR incentive for each executive is capped at 200% of target.

The target annual PfR incentive awards for fiscal 2019 were set at 200% of salary for the CEO and 125% of salary for the other NEOs.

For fiscal 2019, the HRC Committee again established an “umbrella” formula governing the maximum bonus and then exercised negative discretion in setting actual bonuses. Under the umbrella formula, each Section 16 officer (including each NEO) was allocated a pro rata share of 0.75% of net earnings based on his or her target annual PfR incentive award, subject to a maximum bonus of 200% of the NEO’s target bonus, and the maximum $15 million individual cap under the Stock Incentive Plan. Below this umbrella funding structure, actual payouts were determined based upon financial metrics and MBOs established and evaluated by the HRC Committee for Section 16 officers (including each NEO) and by the independent members of the Board for the CEO.

Fiscal 2019 Annual Incentive Plan
	CORPORATE GOALS
KEY DESIGN ELEMENTS	REVENUE ($ IN BILLIONS)	NET EARNINGS/ PROFIT ($ IN BILLIONS)	FREE CASH FLOW AS A % OF REVENUE(1) (%)	MBOs	% PAYOUT METRIC(2) (%)
Weight	25%	25%	25%	25%
Linkage
Global Functions Executives(3)	Corporate	Corporate	Corporate	Individual
Business Unit (“BU”) Executives(4)	Corporate/BU	Corporate/BU	Corporate	Individual
Corporate Performance Goals
Maximum	—	—	—	Various	250
Target	$60.0	$3.7	6.33%	Various	100
Threshold	—	—	—	Various	0

(1)	Maximum funding for corporate free cash flow as a percentage of revenue is capped at 150% of target if corporate net earnings/profit achievement was below target and is capped at 100% of target if corporate net earnings/profit achievement was below threshold. If corporate net earnings/profit achievement was above target, the maximum funding level is 250% for this metric. Maximum and threshold information are not disclosed because such disclosure would result in competitive harm. However, goals are set at levels we believe to be achievable in connection with strong performance.

2019 Form 10-K	½ 13

(2)	Interpolated for performance between discrete points. Each individual metric may fund up to 250% of target; however, the maximum annual PfR incentive for each executive is capped at 200% of target. As a general administrative discretionary guideline, the HRC Committee may decide that financial funding for Global Functions Executives, including the CEO, cannot exceed the highest funding for a Business Unit Executive.

(3)	The Global Functions Executives include Mr. Weisler, Mr. Fieler and Ms. Rivera.

(4)	The Business Unit Executives includes Mr. Lores and Mr. Cho. Specific Business Unit revenue and net earnings/profit goals are not disclosed because such disclosure would result in competitive harm. However, goals are set at levels we believe to be achievable in connection with strong performance.

The specific metrics, their linkage to corporate results, and the weighting that was placed on each were chosen because the HRC Committee believed that:

●	Performance against these metrics, in combination, enhances value for stockholders, capturing both the top and bottom line, as well as cash and capital efficiency.
●	A balanced weighting of metrics limits the likelihood of rewarding executives for excessive risk-taking.
●	Different measures avoid paying for the same performance twice.
●	MBOs enhance focus on business objectives, such as operational objectives, strategic initiatives, succession planning, and people development, which are important to the long-term success of the Company.

The following chart sets forth the definition of and rationale for each of the financial performance metrics that was used for the Fiscal 2019 Annual Incentive Plan:

FINANCIAL PERFORMANCE METRICS(1)	DEFINITION	RATIONALE FOR METRIC
Corporate Revenue	Net revenue as reported in our Annual Report on Form 10-K for fiscal 2019	Reflects top line financial performance, which is a strong indicator of our long-term ability to drive stockholder value
Business Revenue	Segment net revenue as reported in our Annual Report on Form 10-K for fiscal 2019
Corporate Net Earnings	Non-GAAP net earnings, as defined and reported in our fourth quarter fiscal 2019 earnings press release, excluding bonus net of income tax(2)	Reflects bottom line financial performance, which is directly tied to stockholder value on a short-term basis
Business Net Profit (“BNP”)	Business net profit, excluding bonus net of income tax
Corporate Free Cash Flow	Cash flow from operations less net capital expenditures (gross purchases less retirements) divided by net revenue (expressed as a percentage of revenue)	Reflects efficiency of cash management practices, including working capital and capital expenditures

(1)	While we report our financial results in accordance with generally accepted accounting principles (“GAAP”), our financial performance targets and results under our incentive plans are sometimes based on non-GAAP financial measures. The financial results, whether GAAP or non-GAAP, may be further adjusted as permitted by those plans and approved by the HRC Committee. We review GAAP to non-GAAP adjustments and any other adjustments with the HRC Committee to ensure performance considers the way the goals were set and executive accountability for performance. These metrics and the related performance targets are relevant only to our executive compensation program and should not be used or applied in other contexts.

(2)	Fiscal 2019 non-GAAP net earnings of $3.4 billion excludes after-tax costs of $257 million related to restructuring and other charges, acquisition-related charges, amortization of intangible assets, non-operating retirement-related credits/(charges), and tax adjustments. Management uses non-GAAP net earnings to evaluate and forecast our performance before gains, losses, or other charges that are considered by management to be outside of our core business segment operating results. We believe that presenting non-GAAP net earnings provides investors with greater visibility with respect to the information used by management in its financial and operational decision making. We further believe that providing this additional non-GAAP information helps investors understand our operating performance and evaluate the efficacy of the methodology and information used by management to evaluate and measure such performance. This additional non-GAAP information is not intended to be considered in isolation or as a substitute for GAAP diluted net earnings.

14 ½	2019 Form 10-K

Following fiscal 2019, the HRC Committee reviewed performance against the financial metrics and certified the results as follows:

Fiscal 2019 Annual PfR Incentive Performance Against Financial Metrics(1,2)
METRIC	WEIGHT(3)	TARGET ($ IN BILLIONS)	RESULT ($ IN BILLIONS)	PERCENTAGE OF TARGET ANNUAL INCENTIVE FUNDED
Corporate Revenue	25.0%	$60.0	$58.8	19.8%
Corporate Net Earnings	25.0%	$3.7	$3.8	25.8%
Corporate Free Cash Flow (% of revenue)	25.0%	6.33%	6.78%	45.9%
Total	75.0%			91.5%

(1)	Mr. Weisler, Mr. Fieler and Ms. Rivera received annual PfR incentive payments based on corporate financial metrics. Mr. Lores and Mr. Cho received an annual PfR incentive payment based on corporate and business financial metrics.

(2)	As a general administrative discretionary guideline, the HRC Committee may decide that financial funding for Global Functions Executives, including the CEO, cannot exceed the highest funding for a Business Unit Executive.

(3)	The financial metrics were equally weighted to account for 75% of the target annual PfR incentive.

Mr. Weisler. At the end of the fiscal year, the independent members of the Board evaluated Mr. Weisler’s performance against all of his MBOs, which included, but were not limited to: setting strategic direction for the Company based on optimizing stockholder value, maintaining supplies stabilization, growing profitable share in Personal Systems, engaging with all major constituents including financial analysts, media, key governmental figures, partners and customers to execute the HP strategy, and ensuring HP has a robust evaluation and talent program. After conducting a thorough review of Mr. Weisler’s performance, the independent members of the Board determined that his MBO performance reflected a number of accomplishments but overall had been achieved below target due to Print supplies performance. Mr. Weisler had strong accomplishments, including the following:

●	Maintained the three-pronged Core, Growth, and Future strategy, designed to drive employees across the world towards a common goal.
●	Expanded Personal Systems revenue in profitable categories and the attach category initiatives.
●	Accelerated 3D print business through development of industrial go-to-market, applications and focus on key verticals.
●	Developed and managed an effective plan to address key regulatory/political changes as well as to mitigate US trade/ tariff impacts.
●	Executed a plan to consistently engage with channel partners, customers, and ecosystem partners to ensure he was getting direct feedback on the HP strategy and product portfolio to enable appropriate adjustments.

●	Continued to invest across all three waves (Core, Growth and Future) in each business.
●	Drove digital transformation and created a core competency in software, data analytics and machine learning.
●	Kept the organization updated and motivated, from the leadership team to the broader employee population, to ensure that all understood the strategy and priorities. Cultivated a growth mindset across the organization with extreme customer focus.

●	Reinvented go-to-market and customer engagement models to address dramatic shift in buying behaviors.
●	Continued implementation of modern ERP platform with development of standardized and simplified processes.
●	Worked closely with external advisors to develop future strategy and a roadmap to accelerate value creation for customers, partners and stockholders.
●	Worked with the Independent Chair to set the annual Board and Committee objectives, priorities and the Board/ Committee meeting agendas.

As CEO, Mr. Weisler evaluated the performance of each of the other Section 16 officers (including each of the other NEOs) and presented the results of those evaluations to the HRC Committee at its November 2019 meeting. The evaluations included an analysis of the officers’ performance against all of their MBOs. The HRC Committee reviewed the CEO’s assessment of the degree of attainment of the MBOs of the other Section 16 officers and set their MBO scores. The results of these evaluations for the other NEOs are summarized below.

Mr. Fieler. The HRC Committee determined that Mr. Fieler’s MBOs performance had been achieved below target due to Print supplies performance. Overall, Mr. Fieler demonstrated strategic, thoughtful and engaged leadership in running the Finance function. His strong operational perspective supported the Company through business changes. Mr. Fieler has strong relationships with the investor relations community and is critical to ensuring our results deliver against financial expectations.

2019 Form 10-K	½ 15

Mr. Lores. The HRC Committee determined that Mr. Lores’s MBOs performance had been achieved below target due to Print supplies performance. Mr. Lores did continue reinventing the Print business with a focus on differentiated innovation, business model transformation and strategic M&A. Over the past year, Mr. Lores did a remarkable job working with the HP Board on a comprehensive global review of the Company strategy and business operations, with a focus on simplifying its operating model, evolving its business models and driving significant improvement in its cost structure while making the Company more digitally enabled and customer centric.

Ms. Rivera. The HRC Committee determined that Ms. Rivera’s MBO performance had been achieved above target. Ms. Rivera worked closely with the businesses on critical matters such as supplies infringements, counterfeit seizures and IP protection. She did an excellent job on corporate governance, tariffs, investigations, launching the “Transformation Management Office” and customer service transformation initiatives. Ms. Rivera is a well-respected leader with a strong understanding of commercial decisions and is a strong partner in business, technology and governance matters.

Mr. Cho. The HRC Committee determined that Mr. Cho’s MBO performance had been achieved above target. Despite the various challenges in the marketplace, Mr. Cho did an excellent job in delivering profits and steady revenue progress. He did a remarkable job in the introduction and roll out of new products such as Dragonfly in Asia. Mr. Cho is a thoughtful and well respected leader in the organization with a strong team to drive the business appropriately.

Based on the findings of these performance evaluations, the HRC Committee (and, in the case of the CEO, the independent members of the Board) evaluated performance against the non-financial metrics for the NEOs as follows:

Fiscal 2019 Annual PfR Incentive Performance Against Non-Financial Metrics (MBOs)
NAMED EXECUTIVE OFFICER	WEIGHT (%)	PERCENTAGE OF TARGET ANNUAL INCENTIVE FUNDED (%)
Dion J. Weisler	25.0	20.0
Steven J. Fieler	25.0	20.0
Enrique J. Lores	25.0	20.0
Kim M. Rivera	25.0	27.5
Alex Cho	25.0	37.5

Based on the level of performance described above on both the financial and non-financial metrics for fiscal 2019, the payouts to the NEOs under the annual PfR incentive were as follows:

Fiscal 2019 Annual PfR Incentive Payout
	PERCENTAGE OF TARGET ANNUAL INCENTIVE FUNDED		TOTAL ANNUAL INCENTIVE PAYOUT
NAMED EXECUTIVE OFFICER	FINANCIAL METRICS (%)	NON-FINANCIAL METRICS (%)	AS % OF TARGET ANNUAL INCENTIVE (%)	PAYOUT ($)
Dion J. Weisler	91.5	20.0	111.5	3,233,533
Steven J. Fieler	91.5	20.0	111.5	961,697
Enrique J. Lores	73.2	20.0	93.2	873,522
Kim M. Rivera	91.5	27.5	119.0	1,078,448
Alex Cho	113.2	37.5	150.7	1,271,882

Long-term Incentive Compensation
The HRC Committee established a total long-term incentive target value for each NEO in early fiscal 2019 that was 60% weighted in the form of PARSUs and 40% weighted in the form of time-based RSUs. The high proportion of performance-based awards reflects our pay-for-performance philosophy. The time-based awards support retention and are linked to stockholder value and ownership, which are important goals of our executive compensation program.

16 ½	2019 Form 10-K

2019 PARSUs
The fiscal 2019 PARSUs have the same structure as used in the fiscal 2017 and fiscal 2018 PARSUs. Fiscal 2019 PARSUs have a two-and three-year vesting period, subject to one-, two-, and three-year performance periods that began at the start of fiscal 2019 and continue through the end of fiscal 2019, 2020 and 2021. Under this program, 50% of the PARSUs (including dividend equivalent units) are eligible for vesting based on EPS and 50% are eligible for vesting based on relative TSR performance. These PARSUs vest as follows: 16.6% of the units are eligible for vesting based on EPS performance of year one with continued service over two years, 16.6% of the units are eligible for vesting based on EPS performance of year two with continued service over three years, 16.6% of the units are eligible for vesting based on EPS performance of year three with continued service over three years, 25% of the units are eligible for vesting based on relative TSR performance over two years with continued service over two years, and 25% of the units are eligible for vesting based on relative TSR performance over three years with continued service over three years. This structure is depicted in the chart below:

2019 PARSUs
KEY DESIGN ELEMENTS	EPS VS. INTERNAL GOALS			RELATIVE TSR VS. S&P 500		PAYOUT
Weight	16.6%	16.6%	16.6%	25%	25%
Performance Periods(1)	Year 1	Year 2	Year 3	2 Years	3 Years	% of Target	(3)
Vesting Periods(2)	Year 2	Year 3	Year 3	Year 2	Year 3
Performance Levels:
Max	Target to be disclosed after the end of the three-year performance period				> 90th percentile	200%
> Target					70th percentile	150%
Target					50th percentile	100%
Threshold					25th percentile	50%
< Threshold					< 25th percentile	0%

(1)	Performance measurement occurs at the end of the one-, two-, and three-year periods.

(2)	Vesting occurs at the end of the two- and three-year periods, subject to continued service.

(3)	Interpolate for performance between discrete points.

EPS was chosen because it is a critical driver of long-term stockholder value and because of our focus on bottom-line profitability in the business transformation strategy. Year 1 (fiscal 2019) EPS goals were set after consideration of historical performance, internal budgets, external expectations, and peer group performance.

Relative TSR was chosen as a performance measure because it is a direct measure of stockholder value and rewards for outperformance relative to the broader market.

EPS and relative TSR are weighted equally in determining earned PARSUs. The first segment (42% of total target units) will vest after the end of fiscal 2020, subject to Year 1 EPS performance and relative TSR performance for the first two years. The second segment (58% of total target units) will vest after the end of fiscal 2021, subject to Year 2 EPS performance, Year 3 EPS performance, and relative TSR performance for the three years.

For more information on grants of PARSUs to the NEOs during fiscal 2019, see “Compensation Tables—Grants of Plan-Based Awards in Fiscal 2019.”

2019 RSUs
2019 RSUs and related dividend equivalent units vest ratably on an annual basis over three years from the grant date. Three-year vesting is common in our industry and supports executive retention and alignment with stockholder value.

2019 Form 10-K	½ 17

Fiscal 2019 Long-term Incentive Compensation at Target
The following table shows combined total grant values for grants attributable to fiscal 2019. It is important to note that these values are target opportunities to earn future value-based compensation and are not actual earned amounts, which will be determined after three years based on continued employment and performance against the EPS and relative TSR goals.

NAMED EXECUTIVE OFFICER	PARSUs	RSUs	TOTAL FISCAL 2019 LONG-TERM INCENTIVE GRANT
Dion J. Weisler	$8,700,000	$5,800,000	$14,500,000
Steven J. Fieler	$2,400,000	$1,600,000	$4,000,000
Enrique J. Lores	$3,390,000	$2,260,000	$5,650,000
Kim M. Rivera	$3,000,000	$2,000,000	$5,000,000
Alex Cho	$2,400,000	$1,600,000	$4,000,000

Values in the Summary Compensation Table are different than the target values described in the table above. In the Summary Compensation Table, consistent with accounting standards, amounts reflect the grant date fair value for the full TSR component (two and three-year performance period), and the EPS component for Year 1 (2019), for which goals were approved in January 2019. Grant date fair values for the EPS component for Year 2 (2020) and Year 3 (2021) are not included in the grant date fair value reported in the Summary Compensation Table since EPS goals for those years are approved in their respective fiscal year.

The Summary Compensation Table for fiscal 2019 also includes a portion of the fiscal 2018 PARSUs Year 2 EPS (2019) and 2017 PARSUs Year 3 EPS (2019) for which the goal was approved in fiscal 2019.

For more information on grants to the NEOs during fiscal 2019, see “Compensation Tables—Grants of Plan-Based Awards in Fiscal 2019.”

2018 PARSUs
2018 PARSUs have the same vesting structure as 2019 PARSUs (chart described above). The actual performance achievement for the one- and two-year periods (i.e., fiscal 2018 and fiscal 2018–2019) as a percentage of target for the PARSUs as of October 31, 2019 is summarized in the table below:

Actual Performance – Segment 1
	EPS VS. INTERNAL GOALS		RELATIVE TSR VS. S&P 500(1)
SEGMENT	FISCAL 2018 RESULT	PAYOUT	FISCAL 2018- 2019 RESULTS	PAYOUT
Segment 1 (42%)	$1.94	192.9%	15th percentile	0.0%
	Target: $1.81

(1)	Through October 2019, HP’s relative TSR performance was at the 15th percentile of the S&P 500 which corresponds to a payout of 0% of target.

2017 PARSUs
2017 PARSUs have the same vesting structure as 2018 and 2019 PARSUs (chart described above). The actual performance achievement for the two-year period (i.e., fiscal 2017–2018), as a percentage of target for the HP PARSUs as of October 31, 2018, was summarized in our proxy statement for fiscal 2018. The actual performance achievement for the three-year period (i.e., fiscal 2017–2019) as a percentage of target for the HP PARSUs as of October 31, 2019 is summarized in the table below:

Actual Performance – Segment 2
	EPS VS. INTERNAL GOALS				RELATIVE TSR VS. S&P 500(1)
SEGMENT	2018	PAYOUT	2019	PAYOUT	FISCAL 2017- 2019 RESULTS	PAYOUT
Segment 2 (58%)	$1.94	192.9%	$2.23	122.7%	35th percentile	70.4%
	Target: $1.81		Target: $2.18

(1)	Through October 2019, HP’s relative TSR performance was at the 35th percentile of the S&P 500 which corresponds to a payout of 70.4% of target.

18 ½	2019 Form 10-K

CEO Transition

Dion Weisler stepped down from his positions as President and Chief Executive Officer of the Company, effective November 1, 2019. Upon stepping down from such positions, Mr. Weisler continued to be employed by the Company in a non-executive role as a Senior Executive Advisor. During the period between November 1, 2019 through January 31, 2020, Mr. Weisler’s compensation arrangements remained unchanged from those in place while he served as President and Chief Executive Officer of the Company. The Board approved continuing to employ Mr. Weisler as a Senior Executive Advisor beyond January 31, 2020 through the date of the Company’s 2020 Annual Meeting of Stockholders with his compensation consisting solely of his base salary at the monthly rate of $120,833, which was Mr. Weisler’s base salary rate for fiscal year 2019. Mr. Weisler also continued to serve as a member of the Board and will continue to do so until the Company’s 2020 Annual Meeting of Stockholders. He has not received and will not receive any compensation in connection with his services as a member of the Board.

Fiscal 2020 Compensation Program

The HRC Committee regularly identifies and evaluates ways to improve our executive compensation program. We believe that our current compensation structure effectively aligns real pay delivery with critical financial and strategic non-financial goals, reinforces year-over-year improvement and growth, offers a stable and consistent message to both stockholders and participants, and provides an attractive pay-for-performance opportunity to encourage retention and leadership engagement.

However, as we plan to discuss in further detail in the fiscal 2020 proxy statement, we made the following changes that we believe are in our stockholders’ interests and are appropriate to the characteristics and business strategy of the Company, and to ensure our compensation is tied to our three-year strategic and financial plan:

●	Our annual incentive continues to focus on Revenue Growth, Net Earnings and Cash Flow goals

●	We have moved to three-year cliff vesting on our Performance Based equity compensation to align with our annual plan

●	Grants made for 2020 (granted in Dec 2019) will vest in 2022

●	The metrics on those performance-based shares consist of EPS with a TSR governor

●	EPS consists of three annual goals that roll up into our three-year annual EPS plan

●	Then, a TSR governor is applied to the EPS payout to ensure alignment with our stockholders’ experience

●	TSR is measured over the full three-year period based on performance against market (S&P 500)

●	The relative TSR is a market-based governor that adjusts payout so there is alignment with stockholder results

Fiscal 2021 Compensation Program

As the HRC Committee embarks upon our compensation plan design for 2021 and beyond, we will be looking at the most appropriate measures to continue reinforcing the commitments articulated in our long-term financial plans. While EPS and TSR are important measures that tie management and stockholder interest, key metrics like operating profit and cash flow, could be impactful as three-year measures tied to our long-term incentives. Operating profit and cash flow are critical value drivers to deliver on the long-term commitments we have made to stockholders. The final compensation structure will be discussed in more detail in our 2021 proxy.

Benefits

We do not provide our executives, including the NEOs, with special or supplemental U.S. defined benefit pension or health benefits. Our NEOs receive health and welfare benefits (including retiree medical benefits, if eligibility conditions are met) under the same programs and subject to the same eligibility requirements that apply to our employees generally.

Benefits under all U.S. pension plans were frozen effective December 31, 2007. Benefits under the Electronic Data Systems (“EDS”) Pension Plan ceased upon HP’s acquisition of EDS in 2008. As a result, no NEO or any other HP employee accrued a benefit under any HP U.S. defined benefit pension plan during fiscal 2019. The amounts reported as an increase in pension benefits in the Summary Compensation Table are for those NEOs who previously accrued a benefit in a defined benefit pension plan prior to the cessation of accruals and reflect changes in actuarial values only, not additional benefit accruals.

The NEOs, along with other executives who earn base pay or an annual incentive in excess of certain limits of the Code or greater than $150,000, are eligible to participate in the 2005 Executive Deferred Compensation Plan (the “EDCP”). This plan is maintained to permit executives to defer some of their compensation in order to also defer taxation on such amounts. This is a standard benefit plan also offered by most of our peer group companies. The EDCP permits deferral of base pay in excess of the amount allowed under the qualified HP 401(k) Plan (the 401(k)-deferral limit for calendar 2019 was $19,000) and up to 95% of the annual incentive payable under the Stock Incentive Plan, the PfR Plan and other eligible plans. In addition, we make a 4% matching contribution to the EDCP on base pay contributions in excess of IRS limits up to a maximum of two times that limit (maximum of $11,200 in calendar 2019).

2019 Form 10-K	½ 19

This is the same percentage of matching contributions those executives are eligible to receive under the 401(k) Plan. In effect, the EDCP permits these executives and all eligible employees to receive a 401(k)-type matching contribution on a portion of base-pay deferrals in excess of IRS limits. Amounts deferred or matched under the EDCP are credited with hypothetical investment earnings based on investment options selected by the participant from among nearly all the proprietary funds available to employees under the 401(k) Plan. No amounts earn above-market returns. Benefits payable under the EDCP are unfunded and unsecured.

Executives are also eligible to have a yearly HP-paid medical exam as part of the HP U.S. executive physical program. This includes a comprehensive exam, thorough health assessment and personalized health advice. This benefit is also offered by our peer group companies.

Consistent with its practice of not providing any special or supplemental executive defined benefit programs, including arrangements that would otherwise provide special benefits to the family of a deceased executive, in 2011 the HRC Committee adopted a policy that, unless approved by our stockholders pursuant to an advisory vote, we will not enter into a new plan, program or agreement or modify an existing plan, program or agreement with a Section 16 officer (including the NEOs) that provides for payments, grants or awards following the death of the officer in the form of unearned salary or unearned annual incentives, accelerated vesting or the continuation in force of unvested equity grants, perquisites, and other payments or awards made in lieu of compensation, except to the extent that such payments, grants or awards are provided or made available to our employees generally.

We provide our executives with financial counseling services to assist them in obtaining professional financial advice, a common benefit among our peer group companies, for convenience and to increase the understanding and effectiveness of our executive compensation program.

Limited Perquisites

We provide a small number of perquisites to our senior executives, including the NEOs. For a list of all perquisites provided to our NEOs for fiscal 2019, please refer to the All Other Compensation Table on page 25.

Due to our global presence, we maintain one corporate aircraft. In the event a NEO is accompanied by a guest or family member on the aircraft for personal reasons, as approved by the CEO, the NEO is taxed on the value of this usage according to the relevant Code rules. There is no tax gross-up paid on the income attributable to this value. Among our NEOs, Mr. Weisler is the only executive that used the corporate aircraft for personal use during fiscal 2019, which was for convenience and security.

Our Audit Committee periodically conducts global risk management reviews, which include reviewing home security services of NEOs. Services considered necessary by the Audit Committee may be paid for by HP, due to the range of security issues that may be encountered by key executives of any large, multinational corporation.

Termination and Change in Control Protections

Severance and Long-term Incentive Change in Control Plan for Executive Officers
Our Section 16 officers (including all of the NEOs) are covered by the Severance and Long-term Incentive Change in Control Plan for Executive Officers (“SPEO”), which is intended to protect us and our stockholders, and provide a level of transition assistance in the event of an involuntary termination of employment. Under the SPEO, participants who incur an involuntary termination (i.e., a termination not for cause), and who execute a full and effective release of claims following such termination, are eligible to receive severance benefits in an amount determined as a multiple of base pay, plus the average of the actual annual incentives paid for the preceding three years. In the case of the NEOs other than the CEO, the multiplier is 1.5. In the case of the CEO, the multiplier is 2.0. In all cases, this benefit will not exceed 2.99 times the sum of the executive’s base pay plus target annual incentive as in effect immediately prior to the termination of employment.

Although most of the compensation for our executives is performance-based and largely contingent upon the achievement of financial goals, the HRC Committee continues to believe that the SPEO is appropriate for the attraction and retention of executive talent. In addition, we find it more equitable to offer severance benefits based on a standard formula for the Section 16 officers (including all of the NEOs) because severance often serves as a bridge when employment is involuntarily terminated, and should therefore not be affected by other, longer-term accumulations. As a result, and consistent with the practice of our peer group companies, other compensation decisions are not generally based on the existence of this severance protection.

In addition to the cash benefit, SPEO participants are eligible to receive (1) a pro-rata annual incentive for the year of termination based on actual performance results, at the discretion of the HRC Committee, (2) pro-rata vesting of unvested equity awards (and for performance-based equity awards, only if any applicable performance conditions have been satisfied), and (3) payment of a lump-sum health-benefit stipend of an amount equal to 18 months’ COBRA premiums for continued group medical coverage for the executive and his or her eligible dependents.

Severance Benefits in the Event of a Change in Control
In order to better ensure the retention of our executive leadership team in the event of a potentially disruptive corporate transaction, the SPEO also includes change in control terms for our NEOs. In

20 ½	2019 Form 10-K

addition to the benefits provided for involuntary terminations, the SPEO provides for full vesting of outstanding stock options, RSUs, and PARSUs upon involuntary termination not for Cause or voluntary termination for Good Reason (as defined in the plan) within 24 months after a change in control (“double trigger”), and in situations where equity awards are not assumed by the surviving corporation (a “modified double trigger”). The SPEO further provides that under a double trigger, PARSUs will vest based on target performance, whereas under a modified double trigger, PARSUs will vest based upon the greater of the number of PARSUs that would vest based on actual performance and the number of PARSUs that would vest pro-rata based upon target performance. We do not provide tax gross ups in connection with terminations, including terminations in the event of a change in control.

The HRC Committee is focused on ensuring that the change of control provisions in the SPEO are consistent with market practice, provide clarity to prospective and current executives, and will help attract and retain talent.

Other Compensation-Related Matters

Succession Planning
Among the HRC Committee’s responsibilities described in its charter is to oversee succession planning and leadership development. The Board plans for succession of the CEO and annually reviews senior management selection and succession planning that is undertaken by the HRC Committee. As part of this process, the independent Directors annually review the HRC Committee’s recommended candidates for senior management positions to see that qualified candidates are available for all positions and that development plans are being utilized to strengthen the skills and qualifications of the candidates. The criteria used when assessing the qualifications of potential CEO successors include, among others, strategic vision and leadership, operational excellence, financial management, executive officer leadership development, ability to motivate employees, and an ability to develop an effective working relationship with the Board. We also host a Board Buddy program through which each executive officer is aligned to a board member as a mentor to aid the executive’s development while giving board members a deeper understanding of the day-to-day operations of the Company.

In fiscal 2019, an executive talent review was conducted along with succession plans for each of the executive leaders. Successors were identified to reflect necessary skill sets, performance, potential, and diversity. Development plans for successors were also established to ensure readiness and will be managed throughout the year. In addition to the annual succession planning process, the HRC Committee participates in an in-depth performance discussion of each executive officer at the time of the annual compensation review. During fiscal 2019, we leveraged our robust, in-depth succession planning to successfully maneuver through various leadership changes on the executive team. We executed a CEO assessment process in partnership with the Board to identify internal and external candidates for Mr. Weisler’s replacement, which led to unanimous Board support for Mr. Lores. We also shifted other executives into new or expanded roles based on business needs and tied to succession and development plans. Further, there is a People Update at each HRC Committee meeting, which includes a review of key people processes and developments for that quarter.

In addition, the executive team participated in a robust development process that included individual assessments, interviews with executive coaches, and an individualized development plan that can be leveraged throughout the year. Development themes for the entire executive team will be addressed during quarterly face-to-face meetings for full team development.

Stock Ownership Guidelines and Prohibition on Hedging
Our stock ownership guidelines are designed to align executives’ interests with those of our stockholders and mitigate compensation-related risk. The current guidelines provide that, within five years of assuming a designated position, the CEO should attain an investment position in our stock equal to seven times his base salary and all other Section 16 officers reporting directly to the CEO should attain an investment position equal to five times their base salaries. Shares counted toward these guidelines include any shares held by the executive directly or through a broker, shares held through the 401(k) Plan, shares held as restricted stock, shares underlying time-vested RSUs, and shares underlying vested but unexercised stock options (50% of the in-the-money value of such options is used for this calculation). Mr. Weisler is the only NEO who has served in a role covered by our stock ownership guidelines for over five years and his ownership exceeds the current guidelines. Our other NEOs are on pace to meet the stock ownership guidelines within the allotted time frame.

The HRC Committee has adopted a policy prohibiting all employees, including executive officers, and Directors from engaging in any form of hedging transaction (derivatives, equity swaps, forwards, etc.) involving Company securities, including, among other things, short sales and transactions involving publicly traded options. In addition, with limited exceptions, our executive officers are prohibited from holding our securities in margin accounts and from pledging our securities as collateral for loans. We believe that these policies further align our executives’ interests with those of our stockholders.

2019 Form 10-K	½ 21

Accounting and Tax Effects
The impact of accounting treatment is considered in developing and implementing our compensation programs, including the accounting treatment as it applies to amounts awarded or paid to our executives.

The impact of federal tax laws on our compensation programs is also considered, including the deductibility of compensation paid to the NEOs, as limited by Section 162(m) of the Code. For prior fiscal years, Section 162(m) included an exception from the deductibility limitation for qualified “performance-based compensation.” This exception, however, has been repealed for tax years beginning in fiscal 2019 under the Tax Cuts and Jobs Act. As such, compensation paid to certain of our executive officers in excess of $1.0 million is not deductible unless it qualifies for certain transition relief applicable for compensation paid pursuant to a written binding contract that was in effect as of November 2, 2017. In addition, the Tax Cuts and Jobs Act increased the scope of individuals subject to the deduction limitation. Thus, compensation originally intended to satisfy the requirements for exemption from Section 162(m) may not be fully deductible. Although our compensation program may take into consideration the Section 162(m) rules as a factor, these considerations will not necessarily limit compensation to amounts deductible under Section 162(m). Despite the modifications to Section 162(m), the HRC Committee intends to continue to implement compensation programs that it believes are competitive and in the best interests of HP and its stockholders.

Policy for Recoupment of Performance-Based Incentives
In fiscal 2006, the Board adopted a “clawback” policy that provides Board discretion to recover certain annual incentives from senior executives (including the NEOs) whose fraud or misconduct resulted in a significant restatement of financial results. The policy specifically allows for the recovery of annual incentives paid at or above target from those senior executives whose fraud or misconduct resulted in the restatement where the annual incentives would have been lower absent the fraud or misconduct, to the extent permitted by applicable law. Additionally, our incentive plan document (and award agreements) allow for the recoupment of performance-based annual incentives and long-term incentives consistent with applicable law and the clawback policy.

Also, in fiscal 2014, we added a provision to our grant agreements to clarify that equity awards are subject to the clawback policy. Award agreements also provide Board discretion to cause forfeiture of certain outstanding cash and equity awards for fraud or misconduct that results in reputational harm to HP even when such fraud or misconduct does not result in a significant restatement of financial results.

HR and Compensation Committee Report on Executive Compensation

The HRC Committee of the Board of HP has reviewed and discussed with management this Compensation Discussion and Analysis. Based on this review and discussion, it has recommended to the Board that the Compensation Discussion and Analysis be included in the proxy statement and in the Annual Report on Form 10-K of HP filed for the fiscal year ended October 31, 2019.

HR and Compensation Committee of the Board of Directors

Stephanie A. Burns, Chair
Aida Alvarez
Shumeet Banerji
Charles “Chip” V. Bergh
Stacey Mobley

22 ½	2019 Form 10-K

Compensation Tables

Fiscal 2019 Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for fiscal years 2019, 2018, and 2017, as applicable. Per SEC reporting guidelines, our NEOs for fiscal 2019 include our CEO (Mr. Weisler), our CFO (Mr. Fieler), and the next three most highly compensated individuals still serving as executive officers at year end (Mr. Lores, Ms. Rivera, and Mr. Cho) as of the last day of the fiscal year (October 31, 2019).

NAME AND PRINCIPAL POSITION	YEAR	SALARY(2) ($)	STOCK AWARDS(3) ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION(4) ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS(5) ($)	ALL OTHER COMPENSATION(6) ($)	TOTAL ($)
Dion J. Weisler(1)
former President and CEO	2019	1,450,000	14,531,293	3,233,533	—	103,146	19,317,972
	2018	1,400,000	12,737,004	4,984,348	—	94,182	19,215,534
	2017	1,300,033	9,841,200	3,511,560	—	77,232	14,730,025
Steven J. Fieler
Chief Financial Officer	2019	690,000	3,427,818	961,697	332	14,950	5,094,797
	2018	550,000	2,382,017	793,632	210	19,404	3,745,263
Enrique J. Lores(1)
President and CEO
(formerly President, Imaging,
Printing and Solutions)	2019	750,000	5,527,211	873,522	—	48,155	7,198,888
	2018	750,000	4,623,686	1,579,331	—	43,973	6,996,990
	2017	725,019	3,075,370	1,219,035	—	23,786	5,043,210
Kim M. Rivera
President, Strategy and
Business Management and
Chief Legal Officer	2019	725,000	4,717,598	1,078,448	—	54,705	6,575,751
	2018	675,000	3,088,732	1,438,699	—	72,927	5,275,358
	2017	645,016	2,255,264	1,088,921	—	193,081	4,182,282
Alex Cho
President, Personal Systems	2019	675,000	3,427,818	1,271,882	67,760	16,795	5,459,255

(1)	Mr. Weisler stepped down as our President and Chief Executive Officer on November 1, 2019 at which time Mr. Lores was appointed to the role. Upon stepping down from such positions, Mr. Weisler continues to be employed by the Company as Senior Executive Advisor, a non-executive officer role, until the date of our 2020 Annual Meeting of Stockholders. Mr. Weisler will also continue to serve as a member of the Board of Directors until the Company’s 2020 Annual Meeting of Stockholders.

(2)	Amounts shown represent base salary earned or paid during the fiscal year, as described under “Compensation Discussion and Analysis—Determination of Fiscal 2019 Executive Compensation—2019 Base Salary.”

(3)	The grant date fair value of all stock awards has been calculated in accordance with applicable accounting standards. In the case of RSUs, the value is determined by multiplying the number of units granted by the closing price of our stock on the grant date. For PARSUs awarded in fiscal 2019, amounts shown reflect the grant date fair value of the PARSUs for the two- and three-year vesting periods beginning with fiscal 2019 based on the probable outcome of performance conditions related to these PARSUs at the grant date. The 2019 PARSUs include both internal (EPS) and market-related (TSR) performance goals as described under the “Compensation Discussion and Analysis—Determination of Fiscal 2019 Executive Compensation—Long-Term Incentive Compensation.” Consistent with the applicable accounting standards, the grant date fair value of the market related TSR component has been determined using a Monte Carlo simulation model. Further, consistent with accounting standards, grant date fair value reflects the EPS portion of the award

2019 Form 10-K	½ 23

for Year 1 only, for which goals were approved in January 2019. This value also reflects grant date fair value of the EPS portion of the 2018 PARSU award for Year 2 (fiscal 2019 EPS) and the EPS portion of the 2017 PARSU award for Year 3 (fiscal 2019 EPS), for which goals were approved in January 2019. The table below sets forth the grant date fair value for the 2019 PARSUs granted on December 7, 2018; the fiscal 2019 EPS portion of the 2018 PARSUs granted on December 7, 2017 and the fiscal 2019 EPS portion of the 2017 PARSUs granted on December 7, 2016:

NAME	DATE OF ORIGINAL PARSU GRANT	PROBABLE OUTCOME OF PERFORMANCE CONDITIONS GRANT DATE FAIR VALUE ($)*	MAXIMUM OUTCOME OF PERFORMANCE CONDITIONS GRANT DATE FAIR VALUE ($)*	MARKET-RELATED COMPONENT GRANT DATE FAIR VALUE ($)**
Dion J. Weisler	12/7/2018	1,223,552	2,447,105	4,805,041
	12/7/2017	1,270,894	2,541,788
	12/7/2016	1,431,800	2,863,600
Steven J. Fieler	12/7/2018	337,537	675,074	1,325,534
	7/1/2018	164,737	329,475
Enrique J. Lores	12/7/2018	476,761	953,523	1,872,307
	12/7/2017	470,699	941,398
	12/7/2016	447,439	894,878
Kim M. Rivera	12/7/2018	421,905	843,810	1,656,910
	12/7/2017	310,656	621,312
	12/7/2016	328,127	656,255
Alex Cho	12/7/2018	337,537	675,074	1,325,534
	7/1/2018	164,737	329,475

* Amounts shown represent the grant date fair value of the PARSUs subject to the internal EPS performance goal (i) based on the probable or target outcome as of the date the goals were set and (ii) based on achieving the maximum level of performance for the performance period beginning in fiscal 2019. The grant date fair value of the 2019 PARSUs Year 1 EPS units awarded on December 7, 2018, of the 2018 PARSUs Year 2 EPS units awarded on December 7, 2017 (or for Mr. Fieler’s and Mr. Cho’s grants, on July 1, 2018) and of the 2017 PARSUs Year 3 EPS units awarded on December 7, 2016 was $21.05 per unit, which was the closing share price of our common stock on January 16, 2019 when the EPS goal was approved. The values of 2019 PARSUs Year 2 and Year 3 EPS units will not be available until January 2020 and January 2021 respectively, and therefore are not included for fiscal 2019, but will be included for their respective fiscal years.

** Amounts shown represent the grant date fair value of PARSUs subject to the market related TSR goal component of the PARSUs, for which expense recognition is not subject to probable or maximum outcome assumptions. The grant date fair value of the market related TSR goal component of the PARSUs granted December 7, 2018 was $27.56 per unit, which was determined using a Monte Carlo simulation model. The significant assumptions used in this simulation model were a volatility rate of 26.5%, a risk-free interest rate of 2.7%, and a simulation period of 2.9 years. For information on the assumptions used to calculate the fair value of the awards, refer to Note 5 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, as filed with the SEC on December 12, 2019.

(4)	Amounts shown represent payouts under the annual PfR incentive (amounts earned during the applicable fiscal year but paid after the end of that fiscal year).

(5)	Amounts shown represent the increase in the actuarial present value of NEO pension benefits during the applicable fiscal year. As described in more detail under “Narrative to the Fiscal 2019 Pension Benefits Table” below, pension accruals have generally ceased for all NEOs, and NEOs hired after the dates that pension accruals ceased are not eligible to participate in any U.S. defined benefit pension plan. The only exception for the NEOs listed above is that Mr. Cho participates in the International Retirement Guarantee (IRG) which is provided to a small closed group of employees who have transferred between countries with pension/retirement indemnity plans. Mr. Cho will not accrue additional benefits under the IRG unless he transfers outside of the US with HP Inc. for an extended period of time. Accordingly, the amounts reported for the NEOs do not reflect additional accruals but reflect the passage of one more year from the prior present value calculation and changes in other actuarial assumptions. The assumptions used in calculating the changes in pension benefits are described in footnote (2) to the “Fiscal 2019 Pension Benefits Table” below. No HP plan provides for above-market earnings on deferred compensation amounts, so the amounts reported in this column do not reflect any such earnings.

(6)	The amounts shown are detailed in the “Fiscal 2019 All Other Compensation Table” below.

24 ½	2019 Form 10-K

Fiscal 2019 All Other Compensation Table
The following table provides additional information about the amounts that appear in the “All Other Compensation” column in the “Summary Compensation Table” above.

NAME	401(k) COMPANY MATCH(1) ($)	NQDC COMPANY MATCH(2) ($)	MOBILITY PROGRAM(3) ($)	SECURITY SERVICES/ SYSTEMS(4) ($)	PERSONAL AIRCRAFT USAGE(5) ($)	NON-U.S. TAX GROSS-UP(6) ($)	MISCELLANEOUS(7) ($)	TOTAL AOC ($)
Dion J. Weisler	11,200	10,800	15,937	2,707	36,654	9,073	16,775	103,146
Steven J. Fieler	11,200	—	—	—	—	—	3,750	14,950
Enrique J. Lores	11,200	11,000	7,895	—	—	60	18,000	48,155
Kim M. Rivera	11,200	—	26,796	—	—	—	16,709	54,705
Alex Cho	11,200	4,920	—	—	—	—	675	16,795

(1)	Represents matching contributions made under the HP 401(k) Plan that were earned for fiscal year 2019.

(2)	Represents matching contributions credited during fiscal 2019 under the HP Executive Deferred Compensation Plan with respect to the 2018 calendar year of that plan.

(3)	For Ms. Rivera, represents benefits provided under our domestic executive mobility program. For Mr. Weisler and Mr. Lores, represents tax preparation, filing, equalization and compliance services paid under HP’s tax assistance due to business travel in Korea. Due to the taxation impact on US taxpayers who travel to Korea on business and the increase in Korea travel due to our acquisition of Samsung’s Print business, the HRC Committee approved a Tax Assistance Program during its July 2017 meeting that covers our Section 16 officers. The program has the same characteristics as the existing tax equalization program for all other employees. Both programs together ensure a tax neutral scenario for all HP employees who must comply with Korean tax requirements due to business travel to Korea.

(4)	Represents home security services provided to the NEOs and, consistent with SEC guidance, the expense is reported here as a perquisite since there is an incidental personal benefit.

(5)	Represents the value of personal usage of HP corporate aircraft. For purposes of reporting the value of such personal usage in this table, we use data provided by an outside firm to calculate the hourly cost of operating each type of aircraft. These costs include the cost of fuel, maintenance, landing and parking fees, crew, catering and supplies. For trips by NEOs that involve mixed personal and business usage, we include the incremental cost of such personal usage (i.e., the excess of the cost of the actual trip over the cost of a hypothetical trip without the personal usage). For income tax purposes, the amounts included in NEO income are calculated based on the standard industry fare level valuation method. No tax gross ups are provided for this imputed income.

(6)	Represents tax gross up costs for Korean, California state and U.S. social taxes under HP’s Tax Assistance Program for Korea business travel.

(7)	Includes amounts paid either directly to the executives or on their behalf for financial counseling, tax preparation and estate planning services.

Grants of Plan-Based Awards in Fiscal 2019

The following table provides information on annual PfR incentive awards for fiscal 2019 and awards of RSUs and PARSUs granted during fiscal 2019 as a part of our long-term incentive program:

	GRANT DATE	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS(1)			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS(2)			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS(3) (#)	GRANT-DATE FAIR VALUE OF STOCK AND OPTION AWARDS(2) ($)
NAME		THRESHOLD ($)	TARGET ($)	MAXIMUM ($)	THRESHOLD (#)	TARGET (#)	MAXIMUM (#)
Dion J. Weisler
PfR		29,000	2,900,000	5,800,000
RSU	12/7/2018							252,944	5,800,006
PARSU	12/7/2018				116,253	232,506	465,012		6,028,593
PARSU	12/7/2017				30,188	60,375	120,750		1,270,894
PARSU	12/7/2016				34,010	68,019	136,038		1,431,800

2019 Form 10-K	½ 25

NAME	GRANT DATE	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS(1)			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS(2)			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS(3) (#)	GRANT-DATE FAIR VALUE OF STOCK AND OPTION AWARDS(2) ($)
		THRESHOLD ($)	TARGET ($)	MAXIMUM ($)	THRESHOLD (#)	TARGET (#)	MAXIMUM (#)
Steven J. Fieler
PfR		8,625	862,500	1,725,000
RSU	12/7/2018							69,778	1,600,010
PARSU	12/7/2018				32,070	64,140	128,280		1,663,071
PARSU	7/1/2018				3,913	7,826	15,652		164,737
Enrique J. Lores
PfR		9,375	937,500	1,875,000
RSU	12/7/2018							98,561	2,260,004
PARSU	12/7/2018				45,299	90,597	181,194		2,349,069
PARSU	12/7/2017				11,181	22,361	44,722		470,699
PARSU	12/7/2016				10,628	21,256	42,512		447,439
Kim M. Rivera
PfR		9,063	906,250	1,812,500
RSU	12/7/2018							87,222	2,000,000
PARSU	12/7/2018				40,087	80,174	160,348		2,078,815
PARSU	12/7/2017				7,379	14,758	29,516		310,656
PARSU	12/7/2016				7,794	15,588	31,176		328,127
Alex Cho
PfR		8,438	843,750	1,687,500
RSU	12/7/2018							69,778	1,600,010
PARSU	12/7/2018				32,070	64,140	128,280		1,663,071
PARSU	7/1/2018				3,913	7,826	15,652		164,737

(1)	Amounts represent the range of possible cash payouts for fiscal 2019 PfR incentive awards, under the Stock Incentive Plan based upon annual salary.

(2)	PARSU amounts represent the range of shares that may be released at the end of the two- and three-year vesting periods applicable to the PARSUs assuming achievement of threshold, target, or maximum performance. 50% of the PARSUs are eligible for vesting based on EPS performance and 50% are eligible for vesting based on relative TSR performance. PARSUs vest as follows: 16.6% of the units are eligible for vesting based on EPS performance of year one with continued service over two years, 16.6% of the units are eligible for vesting based on EPS performance of year two with continued service over three years, 16.6% of the units are eligible for vesting based on EPS performance of year three with continued service over three years, 25% of the units are eligible for vesting based on TSR performance over two years with continued service over two years, 25% of the units are eligible for vesting based on relative TSR performance over three years with continued service over three years. 2019 PARSU year 1 EPS units and all relative TSR units are reflected in this table. Further, the 2018 PARSU – fiscal 2019 EPS units and the 2017 PARSU – fiscal 2019 EPS units are also included. If our EPS and relative TSR performance are below threshold for the performance period, no shares will be released for the applicable segment. For additional details, see the discussion of PARSUs under “Compensation Discussion and Analysis—Determination of Fiscal 2019 Executive Compensation—Long-Term Incentive Compensation—2019 PARSUs.”

(3)	RSUs vest as to one-third of the units on each of the first three anniversaries of the grant date, subject to continued service.

26 ½	2019 Form 10-K

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table provides information on stock and option awards held by the NEOs as of October 31, 2019:

	OPTION AWARDS					STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE(1) ($)	OPTION EXPIRATION DATE(2)	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED(3) (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED(4) ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED(5) (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED(4) ($)
Dion J. Weisler	369,020			17.29	12/9/2022	701,986	12,193,497	137,827	2,394,055
	525,719			13.83	11/1/2023
Steven J. Fieler						350,191	6,082,818	30,913	536,959
Enrique J. Lores	156,976			12.47	10/29/2023	260,215	4,519,935	52,783	916,841
Kim M. Rivera						203,543	3,535,542	42,725	742,133
Alex Cho	9,566			17.29	12/9/2022	179,887	3,124,637	30,913	536,959
	48,812			13.83	11/1/2023

(1)	Option exercise prices are the fair market value of our stock on the grant date. In connection with the separation of HPE and in accordance with the employee matters agreement, HP made certain adjustments to the exercise price and number of stock-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Exercisable and non-exercisable stock options were converted to similar awards of the entity where the employee was working post-separation. RSUs and performance-contingent awards were adjusted to provide holders with RSUs and performance-contingent awards in the Company that employs such employee following the separation.

(2)	All options have an eight-year term.

(3)	The amounts in this column include shares underlying dividend equivalent units credited with respect to outstanding stock awards through October 31, 2019. The amounts also include PARSUs granted in fiscal 2018 (Year 2 EPS units) and fiscal 2019 (Year 1 EPS units) plus accrued dividend equivalent shares. The 2018 PARSUs Year 2 EPS units and 2019 PARSUs Year 1 EPS units are reported based on actual performance since those results have been certified (fiscal 2019 EPS period). The release dates and release amounts for all unvested stock awards are as follows, assuming continued service and satisfaction of any applicable financial performance conditions:

●	Mr. Weisler: December 7, 2019 (269,223 shares plus accrued dividend equivalent shares); December 7, 2020 (170,152 shares plus accrued dividend equivalent shares); December 7, 2021 (84,315 shares plus accrued dividend equivalent shares). The number of PARSUs and dividend equivalent shares, as described above, that will be paid out at the end of the two- and three-year vesting periods is 151,874.

●	Mr. Fieler: December 7, 2019 (35,181 shares plus accrued dividend equivalent shares); January 3, 2020 (168,351 shares plus accrued dividend equivalent shares); January 11, 2020 (15,618 shares plus accrued dividend equivalent shares); July 1, 2020 (11,753 shares plus accrued dividend equivalent shares); December 7, 2020 (35,181 shares plus accrued dividend equivalent shares); July 1, 2021 (11,753 shares plus accrued dividend equivalent shares); December 7, 2021 (23,260 shares plus accrued dividend equivalent shares). The number of PARSUs and dividend equivalent shares, as described above, that will be paid out at the end of the two- and three-year vesting periods is 30,267.

●	Mr. Lores: December 7, 2019 (95,604 shares plus accrued dividend equivalent shares); December 7, 2020 (64,646 shares plus accrued dividend equivalent shares); December 7, 2021 (32,854 shares plus accrued dividend equivalent shares). The number of PARSUs and dividend equivalent shares, as described above, that will be paid out at the end of the two- and three-year vesting periods is 57,668.

●	Ms. Rivera: December 7, 2019 (72,760 shares plus accrued dividend equivalent shares); December 7, 2020 (50,057 shares plus accrued dividend equivalent shares); December 7, 2021 (29,074 shares plus accrued dividend equivalent shares). The number of PARSUs and dividend equivalent shares, as described above, that will be paid out at the end of the two- and three-year vesting periods is 44,511.

●	Mr. Cho: December 7, 2019 (57,968 shares plus accrued dividend equivalent shares); July 1, 2020 (11,753 shares plus accrued dividend equivalent shares); December 7, 2020 (38,360 shares plus accrued dividend equivalent shares); July 1, 2021 (11,753 shares plus accrued dividend equivalent shares); December 7, 2021 (23,260 shares plus accrued dividend equivalent shares). The number of PARSUs and dividend equivalent shares, as described above, that will be paid out at the end of the two- and three-year vesting periods is 30,267.

2019 Form 10-K	½ 27

(4)	Value calculated based on the $17.37 closing price of our stock on October 31, 2019.

(5)	The amounts in this column include the amounts of PARSUs granted in fiscal 2018 (50% of TSR units) and fiscal 2019 (all TSR units) plus accrued dividend equivalent shares. The TSR units are reported based on threshold performance. Actual payout will be on achievement of performance goals at the end of the two- and three-year vesting periods.

Option Exercises and Stock Vested in Fiscal 2019

The following table provides information about options exercised and stock awards vested for the NEOs during the fiscal year ended October 31, 2019:

	OPTION AWARDS		STOCK AWARDS(1)
NAME	NUMBER OF SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ON EXERCISE ($)	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING(2) ($)
Dion J. Weisler	—	—	942,712	19,492,224
Steven J. Fieler	—	—	233,744	4,688,198
Enrique J. Lores	—	—	250,258	4,943,981
Kim M. Rivera	—	—	264,931	5,690,415
Alex Cho	—	—	83,297	1,809,716

(1)	Includes PARSUs, RSUs, and accrued dividend equivalent shares.

(2)	Represents the amounts realized based on the fair market value of our stock on the performance period end date for PARSUs (October 31, 2019) and on the vesting date for RSUs and accrued dividend equivalent shares. Fair market value is determined based on the closing price of our stock on the applicable performance period end/vesting date.

Fiscal 2019 Pension Benefits Table

The following table provides information about the present value of accumulated pension benefits payable to each NEO:

NAME	PLAN NAME(1)	NUMBER OF YEARS OF CREDITED SERVICE (#)	PRESENT VALUE OF ACCUMULATED BENEFIT(2) ($)	PAYMENTS DURING LAST FISCAL YEAR ($)
Dion J. Weisler(3)	—	—	—	—
Steven J. Fieler	CAPP	1.3	$9,955	—
Enrique J. Lores(3)	—	—	—	—
Kim Rivera(3)	—	—	—	—
Alex Cho	RP	7.6	91,020
	EBP	7.6	12
	IRG	24.3	138,518	—

(1)	The “RP” and the “EBP” are the qualified HP Retirement Plan and the non-qualified HP Excess Benefit Plan, respectively. “CAPP” is the qualified Cash Account Pension Plan. All benefits are frozen under these plans. The RP and CAPP have been merged into the HP Inc. Pension Plan (formerly known as the Hewlett-Packard Company Retirement Plan). The “IRG” is the International Retirement Guarantee which is a nonqualified plan covering certain highly compensated international transfers.

(2)	The present value of accumulated benefits is shown at the age 65 unreduced retirement age for the RP, the EBP and the IRG, and the immediate unreduced benefit from the CAPP using the assumptions under Accounting Standards Codification (ASC) Topic 715-30 Defined Benefit Plans—Pension for the 2019 fiscal year-end measurement (as of October 31, 2019). The present value is based on a discount rate of 3.21% for the RP (this discount rate also applies for CAPP but since the benefit is currently unreduced, there is no discounting applied), 2.39% for the EBP and 2.50% for the IRG, lump sum interest rates of 2.13% for the first five years, 3.07% for the next 15 years and 3.65% thereafter, and applicable mortality for lump sums with the respective mortality improvement scale applied for future years. As of October 31, 2018 (the prior measurement date), the ASC Topic 715-30 assumptions included a discount rate of 4.54% for the RP, 4.02% for the EBP, and 4.07% for the IRG, lump sum interest rates of 3.21% for the first five years, 4.26% for the next 15 years and 4.55% thereafter, and applicable mortality for lump sums with the respective mortality improvement scale applied for future years.

(3)	Mr. Weisler, Mr. Lores and Ms. Rivera are not eligible to receive benefits under any defined benefit pension plan because we ceased benefit accruals under all of our U.S.-qualified defined benefit pension plans prior to the commencement of their employment with HP in the United States.

28 ½	2019 Form 10-K

Narrative to the Fiscal 2019 Pension Benefits Table

No NEO currently accrues a benefit under any qualified or non-qualified defined benefit pension plan because we ceased benefit accruals in all our U.S.-qualified defined benefit pension plans (and their non-qualified plan counterparts) in prior years. In the case of Mr. Cho, his IRG benefit is based on the US retirement program and since the US pension plans are frozen there is no accrual under that plan. Benefits previously accrued by Mr. Fieler under CAPP and those accrued by Mr. Cho under the RP, EBP and IRG are payable to them following termination of employment, subject to the terms of the applicable plans.

Terms of the HP Retirement Plan (RP)
Mr. Cho earned benefits under the RP and the EBP based on pay and service prior to 2006. The RP is a traditional defined benefit plan that provided a benefit based on years of service and the participant’s “highest average pay rate,” reduced by a portion of Social Security earnings. “Highest average pay rate” was determined based on the 20 consecutive fiscal quarters when pay was the highest. Pay for this purpose included base pay and bonus, subject to applicable IRS limits. Benefits under the RP may be taken in one of several different annuity forms or in an actuarially equivalent lump sum. Since Mr. Cho became a participant in the RP after November 1, 1993, he has no Deferred Profit Sharing Plan (DPSP) balance to be integrated with the RP.

Benefits not payable from the RP due to IRS limits are paid from the EBP under which benefits are unfunded and unsecured. When an EBP participant with relatively small benefits terminates they are paid their EBP benefit in January of the year following their termination, subject to any delay required by Section 409A of the Code.

Terms of the Cash Account Pension Plan (CAPP)
Mr. Fieler earned benefits under the CAPP based on his compensation beginning in September 2004 through the end of 2005 when benefits were frozen. While interest continues to accrue on the CAPP balance, no pay credits have been applied since the end of 2005. CAPP provided for 4% of pay credits to a cash balance account with interest credited at a 1-year Treasury bill plus 1% interest rate. The CAPP balance can be paid as a lump sum with the appropriate election and spousal consent if married or can be converted to annuity forms of payment.

Terms of the International Retirement Guarantee (IRG)
Employees who transferred internationally at the Company’s request prior to 2000 were put into an international umbrella plan. This plan determines the country of guarantee which is generally the country in which an employee has spent the longest portion of his HP Inc. career. For Mr. Cho, the country of guarantee is currently the U.S. The IRG determines the present value of a full career benefit for Mr. Cho under the HP Inc. sponsored retirement benefit plans that applied to employees working in the U.S., and U.S. Social Security (since the U.S. is his country of guarantee) then offsets the present value of the retirement benefits from plans and social insurance systems in the countries in which he earned retirement benefits (France and the US) for his total period of HP Inc. employment. The net benefit value is payable as a single lump sum amount as soon as practicable after termination or retirement, subject to any delay required by Section 409A of the Code. This is a nonqualified retirement plan.

Fiscal 2019 Non-Qualified Deferred Compensation Table

The following table provides information about contributions, earnings, withdrawals, distributions, and balances under the EDCP:

NAME	EXECUTIVE CONTRIBUTIONS IN LAST FY(1) ($)	REGISTRANT CONTRIBUTIONS IN LAST FY(1)(2) ($)	AGGREGATE EARNINGS IN LAST FY ($)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS(3) ($)	AGGREGATE BALANCE AT FYE(4) ($)
Dion J. Weisler	10,800	10,800	3,854	—	79,705
Steven J. Fieler	—	—	1,829	—	18,672
Enrique J. Lores	595,866	11,000	186,131	—	2,189,074
Kim M. Rivera	—	—	2,810	—	28,313
Alex Cho	10,320	4,920	2,698	—	35,985

(1)	The amounts reported here as “Executive Contributions” and “Registrant Contributions” are reported as compensation to such NEO in the “Salary” and “Non-Equity Incentive Plan Compensation” columns in the “Summary Compensation Table” above.

(2)	The contributions reported here as “Registrant Contributions” were made in fiscal 2019 with respect to calendar year 2018 participant base pay deferrals. During fiscal 2019, the NEOs were eligible to receive a 4% matching contribution on base pay deferrals that exceeded the IRS limit that applies to the qualified HP 401(k) Plan up to a maximum of two times that limit.

(3)	The distributions reported here were made pursuant to participant elections made prior to the time that the amounts were deferred in accordance with plan rules.

(4)	Of these balances, the following amount was reported as compensation to such NEO in the Summary Compensation Table in prior proxy statements: Mr. Weisler $52,258, Mr. Lores $644,811, Ms. Rivera $8,840, Mr. Fieler $9,932, and Mr. Cho $0. The information reported in this footnote is provided to clarify the extent to which amounts payable as deferred compensation represent compensation reported in our prior proxy statements, rather than additional earned compensation.

2019 Form 10-K	½ 29

Narrative to the Fiscal 2019 Non-qualified Deferred Compensation Table

HP sponsors the EDCP, a non-qualified deferred compensation plan that permits eligible U.S. employees to defer base pay in excess of the amount taken into account under the qualified HP 401(k) Plan and bonus amounts of up to 95% of the annual PfR incentive bonus payable under the annual PfR incentive plan. In addition, a matching contribution is available under the plan to eligible employees. The matching contribution applies to base pay deferrals on compensation above the IRS limit that applies to the qualified HP 401(k) Plan, up to a maximum of two times that compensation limit (matching contributions made in fiscal year 2019 pertained to base pay from $275,000 to $550,000 during calendar year 2018). During fiscal 2019, the NEOs were eligible for a matching contribution of up to 4% on base pay contributions in excess of the IRS limit, up to a maximum of two times that limit.

Upon becoming eligible for participation or during the annual enrollment period, employees must specify the amount of base pay and/or the percentage of bonus to be deferred, as well as the time and form of payment. If termination of employment occurs before retirement (defined as at least age 55 with 15 years of continuous service), distribution is made in the form of a lump sum in January of the year following the year of termination, subject to any delay required under Section 409A of the Code. At retirement (or earlier, if properly elected), benefits are paid according to the distribution election made by the participant at the time of the deferral election, subject to any delay required under Section 409A of the Code. In the event of death, the remaining vested EDCP account balance will be paid to the designated beneficiary, or otherwise in accordance with the EDCP provisions, in a single lump-sum payment in the month following the month of death.

Amounts deferred or credited under the EDCP are credited with hypothetical investment earnings based on participant investment elections made from among the investment options available under the HP 401(k) Plan. Accounts maintained for participants under the EDCP are not held in trust, and all such accounts are subject to the claims of general creditors of HP. No amounts are credited with above-market earnings.

Potential Payments Upon Termination or Change in Control

The amounts in the following table estimate potential payments due if a NEO had terminated employment with HP effective October 31, 2019 under each of the circumstances specified below. These amounts are in addition to benefits generally available to U.S. employees upon termination of employment, such as distributions from the retirement plans and the HP 401(k) Plan and payment of accrued vacation where required.

				LONG TERM INCENTIVE PROGRAMS(3)
NAME	TERMINATION SCENARIO	TOTAL(1)	SEVERANCE(2)	STOCK OPTIONS	RESTRICTED STOCK	PARSU
Dion J. Weisler	Voluntary/For Cause	$0	$0	$0	$0	$0
	Disability	$20,173,559	$0	$0	$9,555,432	$10,618,127
	Retirement	$0	$0	$0	$0	$0
	Death	$20,173,559	$0	$0	$9,555,432	$10,618,127
	Not for Cause	$20,357,645	$10,743,471	$0	$4,565,618	$5,048,556
	Change in Control	$30,917,030	$10,743,471	$0	$9,555,432	$10,618,127
Steven J. Fieler	Voluntary/For Cause	$0	$0	$0	$0	$0
	Disability	$7,872,629	$0	$0	$5,557,079	$2,315,550
	Retirement	$0	$0	$0	$0	$0
	Death	$7,872,629	$0	$0	$5,557,079	$2,315,550
	Not for Cause	$6,944,192	$2,375,340	$0	$3,542,785	$1,026,067
	Change in Control	$10,247,969	$2,375,340	$0	$5,557,079	$2,315,550
Enrique J. Lores	Voluntary/For Cause	$0	$0	$0	$0	$0
	Disability	$7,575,972	$0	$0	$3,518,240	$4,057,732
	Retirement	$0	$0	$0	$0	$0
	Death	$7,575,972	$0	$0	$3,518,240	$4,057,732
	Not for Cause	$6,522,615	$2,984,787	$0	$1,618,241	$1,919,587
	Change in Control	$10,560,759	$2,984,787	$0	$3,518,240	$4,057,732

30 ½	2019 Form 10-K

				LONG TERM INCENTIVE PROGRAMS(3)
NAME	TERMINATION SCENARIO	TOTAL(1)	SEVERANCE(2)	STOCK OPTIONS	RESTRICTED STOCK	PARSU
Kim M. Rivera	Voluntary/For Cause	$0	$0	$0	$0	$0
	Disability	$6,009,261	$0	$0	$2,762,376	$3,246,885
	Retirement	$0	$0	$0	$0	$0
	Death	$6,009,261	$0	$0	$2,762,376	$3,246,885
	Not for Cause	$5,620,679	$2,898,601	$0	$1,228,911	$1,493,167
	Change in Control	$8,907,862	$2,898,601	$0	$2,762,376	$3,246,885
Alex Cho	Voluntary/For Cause	$0	$0	$0	$0	$0
	Disability	$4,914,434	$0	$0	$2,598,884	$2,315,550
	Retirement	$0	$0	$0	$0	$0
	Death	$4,914,434	$0	$0	$2,598,884	$2,315,550
	Not for Cause	$4,413,889	$2,335,895	$0	$1,051,927	$1,026,067
	Change in Control	$7,250,329	$2,335,895	$0	$2,598,884	$2,315,550

(1)	Total does not include amounts earned or benefits accumulated due to continued service by the NEO through October 31, 2019, including vested stock options, PCSOs, RSUs, PARSUs, accrued retirement benefits, and vested balances in the EDCP, as those amounts are detailed in the preceding tables. Total also does not include amounts the NEO was eligible to receive under the annual PfR incentive with respect to fiscal 2019 performance.

(2)	The amounts reported are the cash benefits payable in the event of a qualifying termination under the SPEO: for CEO, 2x multiple of base pay plus the average of the actual annual incentives paid for the preceding three years; for other NEOs, 1.5x multiple of base pay plus the average of the actual annual incentives paid for the preceding three years, and includes 18 months’ COBRA premiums for continued group medical coverage for the NEOs and their eligible dependents.

(3)	Upon an involuntary termination not for cause, covered executives receive pro-rata vesting on unvested equity awards as discussed under “Compensation Discussion and Analysis—Severance and Long-term Incentive Change in Control Plan for Executive Officers.” Full vesting of PARSUs based on performance at target levels (to the extent that the actual performance period has not been completed) applies in the event of a termination due to death or disability for all grant recipients. Pro-rata vesting of PARSUs based on actual performance applies in the event of a termination due to retirement for all grant recipients. To calculate the value of unvested PARSUs for purposes of this table, target performance is used unless the performance period has been completed and the results have been certified. Full vesting of unvested PCSOs applies in the event of a termination due to death or disability for all grant recipients. PCSOs vest pro-rata in the event of a termination due to retirement. With respect to the treatment of equity in the event of a change in control of HP, the information reported reflects the SPEO approved change in control terms.

Narrative to the Potential Payments Upon Termination or Change in Control Table

HP Severance Plan for Executive Officers
An executive will be deemed to have incurred a qualifying termination for purposes of the SPEO if he or she is involuntarily terminated without cause and executes a full release of claims in a form satisfactory to HP promptly following termination. For purposes of the SPEO, “cause” means an executive’s material neglect (other than as a result of illness or disability) of his or her duties or responsibilities to HP or conduct (including action or failure to act) that is not in the best interest of, or is injurious to, HP. The material terms of the SPEO are described under “Compensation Discussion and Analysis—Severance and Long-term Incentive Change in Control Plan for Executive Officers.”

Voluntary or “For Cause” Termination
In general, an NEO who remained employed through October 31, 2019 (the last day of the fiscal year) but voluntarily terminated employment immediately thereafter, or was terminated immediately thereafter in a “for cause” termination, would be eligible (1) to receive his or her annual incentive amount earned for fiscal 2019 under the annual PfR incentive (subject to any discretionary downward adjustment or elimination by the HRC Committee prior to actual payment, and to any applicable clawback policy), (2) to exercise his or her vested stock options up to three months following a voluntary termination, and up to the date of termination in the case of termination “for cause,” (3) to receive a distribution of vested amounts deferred or credited under the EDCP, and (4) to receive a distribution of his or her vested benefits, if any, under the HP 401(k) and pension plans. An NEO who terminated employment before October 31, 2019, either voluntarily or in a “for cause” termination, would generally not have been eligible to receive any amount under the annual PfR incentive with respect to the fiscal year in which the termination occurred, except that the HRC Committee has the discretion to make payment of prorated bonus amounts to individuals on leave of absence or in non-pay status, as well as in connection with certain voluntary severance incentives, workforce reductions, and similar programs.

2019 Form 10-K	½ 31

“Not for Cause” Termination
A “not for cause” termination of an NEO who remained employed through October 31, 2019 and was terminated immediately thereafter would qualify the NEO for the amounts described above under a “voluntary” termination in addition to benefits under the SPEO if the NEO signs the required release of claims in favor of HP.

In addition to the cash severance benefits and pro-rata equity awards payable under the SPEO, the NEO would be eligible to exercise vested stock options up to one year after termination and receive distributions of vested, accrued benefits from HP deferred compensation and pension plans.

Termination Following a Change in Control
In the event of a change in control of HP, RSUs, stock options, and PCSOs will vest in full if the successor does not assume such awards or if an individual is terminated without Cause or terminates with Good Reason within 24 months of a change in control. Outstanding PARSUs will vest in full upon a termination in connection with or following a change in control, assuming target performance level. Upon failure of the successor to assume outstanding PARSUs in connection with a change in control, the PARSUs will vest in full based on the better of (i) pro-rata vesting at target, and (ii) 100% of units vesting based on actual performance as determined by the Committee within 30 days of change in control.

Death or Disability Terminations
An NEO who continued in employment through October 31, 2019 whose employment is terminated immediately thereafter due to death or disability would be eligible (1) to receive his or her full annual incentive amount earned for fiscal 2019 under the annual PfR incentive determined by HP in its sole discretion, (2) to receive a distribution of vested amounts deferred or credited under the EDCP, and (3) to receive a distribution of his or her vested benefits under the HP 401(k) and pension plans.

Upon termination due to death or disability, equity awards held by the NEO may vest in full. If termination is due to disability, RSUs, stock options, and PCSOs will vest in full, subject to satisfaction of applicable performance conditions, and, in the case of stock options and PCSOs, must be exercised within three years of termination or by the original expiration date, if earlier; all unvested portions of the PARSUs, including any amounts for dividend equivalent payments, shall vest based on performance at target levels. If termination is due to the NEO’s death, RSUs, stock options, and PCSOs will vest in full and, in the case of stock options and PCSOs, must be exercised within one year of termination or by the original expiration date, if earlier; all unvested portions of the PARSUs, including any amounts for dividend equivalent payments, shall vest based on performance at target levels.

HP Severance Policy for Senior Executives
Under the HP Severance Policy for Senior Executives adopted by the Board in July 2003 (the “HP Severance Policy”), HP will seek stockholder approval for future severance agreements, if any, with certain senior executives that provide specified benefits in an amount exceeding 2.99 times the sum of the executive’s current annual base salary plus annual target cash bonus, in each case as in effect immediately prior to the time of such executive’s termination. Individuals subject to this policy consist of the Section 16 officers designated by the Board. In implementing this policy, the Board may elect to seek stockholder approval after the material terms of the relevant severance agreement are agreed upon.

For purposes of determining the amounts subject to the HP Severance Policy, benefits subject to the limit generally include cash separation payments that directly relate to extraordinary benefits that are not available to groups of employees other than the Section 16 officers upon termination of employment. Benefits that have been earned or accrued, as well as prorated bonuses, accelerated stock or option vesting, and other benefits that are consistent with our practices applicable to employees other than the Section 16 officers, are not counted against the limit. Specifically, benefits subject to the HP Severance Policy include: (a) separation payments based on a multiplier of salary plus target bonus, or cash amounts payable for the uncompleted portion of employment agreements; (b) the value of any service period credited to a Section 16 officer in excess of the period of service actually provided by such Section 16 officer for purposes of any employee benefit plan; (c) the value of benefits and perquisites that are inconsistent with our practices applicable to one or more groups of employees in addition to, or other than, the Section 16 officers (“Company Practices”); and (d) the value of any accelerated vesting of any stock options, stock appreciation rights, restricted stock, RSUs, or long-term cash incentives that is inconsistent with Company Practices. The following benefits are not subject to the HP Severance Policy, either because they have been previously earned or accrued by the employee or because they are consistent with Company Practices: (i) compensation and benefits earned, accrued, deferred or otherwise provided for employment services rendered on or prior to the date of termination of employment pursuant to bonus, retirement, deferred compensation, or other benefit plans (e.g., 401(k) Plan distributions, payments pursuant to retirement plans, distributions under deferred compensation plans or payments for accrued benefits such as unused vacation days), and any amounts earned with respect to such compensation and benefits in accordance with the terms of the applicable plan; (ii) payments of prorated portions of bonuses or prorated long-term incentive payments that are consistent with Company Practices; (iii) acceleration of the vesting of stock options, stock appreciation rights, restricted stock, RSUs or long-term cash incentives that is consistent with Company Practices; (iv) payments or benefits required to be provided by law; and (v) benefits and perquisites provided in accordance with the terms of any benefit plan, program, or arrangement sponsored by HP or its affiliates that are consistent with Company Practices.

32 ½	2019 Form 10-K

For purposes of the HP Severance Policy, future severance agreements include any severance agreements or employment agreements containing severance provisions that we may enter into after the adoption of the HP Severance Policy by the Board, as well as agreements renewing, modifying, or extending such agreements. Future severance agreements do not include retirement plans, deferred compensation plans, early retirement plans, workforce restructuring plans, retention plans in connection with extraordinary transactions, or similar plans or agreements entered into in connection with any of the foregoing, provided that such plans or agreements are applicable to one or more groups of employees in addition to the Section 16 officers.

HP Retirement Arrangements
Upon retirement immediately after October 31, 2019 with a minimum age of 55 and years of combined age and service equal to or greater than 70, HP employees in the United States receive full vesting of time-based options granted under our stock plans with a post-termination exercise period of up to three years or the original expiration date, whichever comes first, as well as full vesting of RSUs (other than RSUs granted under a retention agreement on or after June 25, 2019). PCSOs will receive prorated vesting if the stock price appreciation conditions are met and may vest on a prorated basis post-termination to the end of the performance period, subject to stock price appreciation conditions and certain post-employment restrictions. Awards under the PARSU program, if any, are paid on a prorated basis to participants at the end of the performance period based on actual results, and bonuses, if any, under the annual PfR incentive plan may be paid in prorated amounts at the discretion of management based on actual results. In accordance with Section 409A of the Code, certain amounts payable upon retirement (or other termination) of the NEOs and other key employees will not be paid out for at least six months following termination of employment.

We sponsor two retiree medical programs in the United States, one of which provides subsidized coverage for eligible participants based on years of service. Eligibility for this program requires that participants have been continuously employed by HP since January 1, 2003 and have met other age and service requirements. None of the NEOs are eligible for this program.

The other U.S. retiree medical program we sponsor provides eligible retirees with access to coverage at group rates only, with no direct subsidy provided by HP. All the NEOs could be eligible for this program if they retire from HP on or after age 55 with at least ten years of qualifying service or if they retire at any age with combined age plus service equal to 80 or more years. In addition, beginning at age 45, eligible U.S. employees may participate in the HP Retirement Medical Savings Account Plan (the “RMSA”), under which certain participants are eligible to receive HP matching credits of up to $1,200 per year, up to a lifetime maximum of $12,000, which can be used to cover the cost of such retiree medical coverage (or other qualifying medical expenses) if the employee meets the eligibility requirements for HP retiree medical benefits. None of the NEOs are eligible for the HP matching credits under the RMSA.

CEO Pay Ratio Disclosure

In accordance with SEC rules we are reporting our CEO pay ratio. As set forth in the Summary Compensation Table, our CEO’s annual total compensation for fiscal 2019 was $19,317,972. Our median employee’s annual total compensation was $75,013, resulting in a CEO pay ratio of 258:1.

In calculating the CEO pay ratio, the SEC rules allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions reflecting their unique employee populations. Therefore, our reported CEO pay ratio may not be comparable to CEO pay ratios reported by other companies due to differences in industries and geographical dispersion, as well as the different estimates, assumptions, and methodologies applied by other companies in calculating their CEO pay ratios.

Our CEO pay ratio is based on the following methodology:

●

We are using the same median employee for our fiscal 2019 pay ratio calculation as we used in fiscal 2018, as there have been no changes in employee population or compensation arrangements, such as any mergers, spinoffs, or mass layoffs, that would result in a significant change to our pay ratio disclosure.

●	We calculated the median employee’s annual total compensation for fiscal 2019 using the same methodology that was used for our named executive officers, as set forth in the Summary Compensation Table.

Director Compensation and Stock Ownership Guidelines

Non-employee Director compensation is determined annually by the independent members of the Board acting on the recommendation of the HRC Committee. In formulating its recommendation, the HRC Committee considers market data for our peer group and input from the independent compensation consultant retained by the HRC Committee. Mr. Weisler and Mr. Lores, as employees of the Company, do not receive any separate compensation for their HP Board service.

For the 2019 Board year, which began March 1, 2019 (and therefore approximates the period between annual stockholder meetings when non-employee Directors are regularly elected), each non-employee Director was entitled to receive an annual cash Board retainer of $105,000. Non-employee Directors may elect to defer up to 50% of their annual cash retainer. Additionally, in lieu of the annual cash retainer, non-employee Directors may elect to receive an equivalent value of equity either entirely in fully vested shares or in equal values of shares and stock options. For fiscal 2019, two non-employee Directors elected to receive an equivalent value of equity in shares and stock options, and two non-employee Directors elected to defer their annual cash retainer.

Each non-employee Director also received an annual equity Board retainer of $215,000 for service during the 2019 Board year, with regular grants on the date of the annual stockholder

2019 Form 10-K	½ 33

meeting. Under special circumstances, the annual equity retainer may be paid in cash. No annual equity retainer was paid in cash during fiscal 2019. Typically, the annual equity retainer is paid at the election of the Director either entirely in fully vested shares or in equal values of shares and stock options. The number of shares subject to the equity awards is determined based on the fair market value of our stock on the grant date, and the number of shares subject to stock option awards is determined as of the grant date based on a Black-Scholes-Merton option pricing formula. Equity grants to non-employee Directors are primarily intended to strengthen alignment with stockholder interests and to reinforce a long-term ownership view of the Company and its value. Retention is not the focus of equity grants for non-employee Directors and could cause entrenchment, which is why service-related vesting on equity awards was eliminated in July 2017. Non-employee Directors may elect to defer the settlement of shares received as part of the program until either (a) the first to occur of the Director’s death, disability (as defined in Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”)) or when the non-employee Director no longer serves as a member of the HP Board (a “Separation From Service” as defined in Section 409A of the Code) or (b) April 1 of a given year; however, non-employee Directors may not defer the issuance of shares received upon the exercise of their stock options.

The Chairman of the Board receives an additional $200,000 annual cash retainer in recognition of the greater duties that the position requires. In addition to the regular annual cash and equity retainers, and the Chairman retainer described above, the non-employee Directors who served as chairs of standing committees during fiscal 2019 received cash retainers for such service. The Board approved annual cash retainers for committee chairs as follows for chair service during fiscal 2019:

●	$35,000 for the Audit Committee Chair;

●	$25,000 for the HRC Committee Chair;

●	$20,000 for the Nominating, Governance and Social Responsibility Committee Chair; and

●	$20,000 for Chairs of other Board standing committees.

Each non-employee Director also receives $2,000 for Board meetings attended in excess of ten meetings per Board year (which begins in March and ends the following February), and $2,000 for each committee meeting attended in excess of a total of ten meetings of each committee per Board year.

Non-employee Directors are reimbursed for their expenses in connection with attending Board meetings including expenses related to spouses when spouses are invited to attend Board events, and they may use the Company aircraft for travel to and from Board meetings and other Company events.

Fiscal 2019 Director Compensation

NAME(1)	FEES EARNED OR PAID IN CASH(2) ($)	STOCK AWARDS(3) ($)	OPTION AWARDS(3) ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)
Aida Alvarez	$104,928	$215,003	$—	$—	$319,931
Shumeet Banerji	$123,253	$215,003	$—	$—	$338,256
Robert R. Bennett	$125,253	$215,003	$—	$—	$340,256
Charles “Chip” V. Bergh	$199,863	$160,017	$160,002	$—	$519,882
Stacy Brown-Philpot	$106,928	$215,003	$—	$—	$321,931
Stephanie A. Burns	$128,250	$215,003	$—	$—	$343,253
Mary Anne Citrino	$142,243	$107,502	$107,501	$—	$357,246
Yoky Matsuoka	$82,418	$344,182	$—	$—	$426,600
Stacey Mobley	$104,928	$215,003	$—	$—	$319,931
Subra Suresh	$106,928	$215,003	$—	$—	$321,931
Dion J. Weisler(4)	$—	$—	$—	$—	$—

(1)	Mr. Clemmer was appointed to our Board during our Fiscal 2020 year. Accordingly, he did not receive any compensation during Fiscal 2019.

(2)

For purposes of determining Director compensation, the Board year begins in March and ends the following February, which does not coincide with our November through October fiscal year. Cash amounts included in the table above represent the portion of the annual retainers and committee chair fees earned with respect to service during fiscal 2019, as well as any additional meeting fees paid during fiscal 2019. See “Additional Information about Fees Earned or Paid in Cash in Fiscal 2019” below.

34 ½	2019 Form 10-K

(3)

Represents the grant date fair value of stock awards and option awards granted in fiscal 2019 calculated in accordance with applicable accounting standards relating to share-based payment awards. For awards of shares, that amount is calculated by multiplying the closing price of HP’s stock on the date of grant by the number of shares awarded. For elective options, that amount is calculated by multiplying the Black-Scholes-Merton value determined as of the date of grant by the number of options awarded. For information on the assumptions used to calculate the value of the stock awards, refer to Note 5 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, as filed with the SEC on December 12, 2019. See “Additional Information about Non-Employee Director Equity Awards” below.

(4)	Mr. Weisler served as President and CEO of HP until November 1, 2019, the first day of our 2020 fiscal year. Accordingly, he did not receive compensation for his Board service during Fiscal 2019.

Additional Information about Fees Earned or Paid in Cash in Fiscal 2019

NAME	ANNUAL RETAINERS(a) ($)	COMMITTEE CHAIR AND CHAIRMAN FEES(b) ($)	ADDITIONAL MEETING FEES(c) ($)	TOTAL ($)
Aida Alvarez	$104,928	$0	$0	$104,928
Shumeet Banerji	$104,928	$18,325	$0	$123,253
Robert R. Bennett	$104,928	$18,325	$2,000	$125,253
Charles “Chip” V. Bergh	$0	$199,863	$0	$199,863
Stacy Brown-Philpot	$104,928	$0	$2,000	$106,928
Stephanie A. Burns	$104,928	$23,322	$0	$128,250
Mary Anne Citrino	$104,928	$33,315	$4,000	$142,243
Yoky Matsuoka	$82,418	$0	$0	$82,418
Stacey Mobley	$104,928	$0	$0	$104,928
Subra Suresh	$104,928	$0	$2,000	$106,928

(a)

The Board year begins in March and ends the following February, which does not coincide with HP’s November through October fiscal year. The dollar amounts shown include cash annual retainers earned for service during the last four months of the March 2018 through February 2019 Board year and cash annual retainers earned for service during the first eight months of the March 2019 through February 2020 Board year. This also includes cash earned in the period described that was deferred by Director election into the 2005 Executive Deferred Compensation Plan, which provides that Directors may elect when to receive their deferred cash annual retainer. Directors may not receive their deferred cash annual retainer earlier than January 2022. In the case of a termination of service, Directors can elect to receive the deferred money in the January following the termination of service if the date occurs prior to the specified distribution year elected.

(b)	Committee chair fees are calculated based on service during each Board term. The dollar amounts shown include such fees earned for service during the last four months of the March 2018 through February 2019 Board term and fees earned for service during the first eight months of the March 2019 through February 2020 Board term.

(c)	Additional meeting fees are calculated based on the number of designated Board meetings and the number of committee meetings attended during each Board term. The dollar amounts shown include any additional meeting fees paid during fiscal 2019 for service in the 2018 Board term ending February 2019. Additional meeting fees for the 2019 Board term, if any, will be paid during fiscal 2020.

2019 Form 10-K	½ 35

Additional Information about Non-Employee Director Equity Awards

The following table provides additional information about non-employee Director equity awards, including the stock awards and elective options made to non-employee Directors during fiscal 2019, the grant date fair value of each of those awards and the number of stock awards and option awards outstanding as of the end of fiscal 2019:

NAME	STOCK AWARDS GRANTED DURING FISCAL 2019 (#)	OPTION AWARDS GRANTED DURING FISCAL 2019 (#)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS GRANTED DURING FISCAL 2019(a) ($)	STOCK AWARDS OUTSTANDING AT FISCAL YEAR END(b) (#)	OPTION AWARDS OUTSTANDING AT FISCAL YEAR END (#)
Aida Alvarez	10,702	0	$215,003	11,402	0
Shumeet Banerji	10,702	0	$215,003	0	0
Robert R. Bennett	10,702	0	$215,003	10,875	0
Charles “Chip” V. Bergh	7,965	38,930	$320,019	31,073	146,148
Stacy Brown-Philpot	10,702	0	$215,003	51,663	0
Stephanie A. Burns	10,702	0	$215,003	20,966	0
Mary Anne Citrino	5,351	26,156	$215,003	33,506	159,671
Yoky Matsuoka	17,138	0	$344,182	0	0
Stacey Mobley	10,702	0	$215,003	51,663	0
Subra Suresh	10,702	0	$215,003	19,295	0

(a)	Represents the grant date fair value of stock awards and elective options granted in fiscal 2019 calculated in accordance with applicable accounting standards. For stock awards, that number is calculated by multiplying the closing price of HP’s stock on the date of grant by the number of shares awarded. For elective options, that amount is calculated by multiplying the Black-Scholes-Merton value determined as of the date of grant by the number of options awarded. For information on the assumptions used to calculate the value of the stock awards, refer to Note 5 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, as filed with the SEC on December 12, 2019.

(b)	Includes dividend equivalent units accrued with respect to share awards granted in fiscal 2019 and RSUs granted in previous years that have been deferred at the election of the Director.

Non-Employee Director Stock Ownership Guidelines

Under our stock ownership guidelines, non-employee Directors are required to accumulate, within five years of election to the Board, shares of HP’s stock equal in value to at least five times the amount of the annual cash Board retainer. Shares counted toward these guidelines include any shares held by the Director directly or indirectly, including deferred vested awards.

All non-employee Directors with more than five years of service have met our stock ownership guidelines and all non-employee Directors with less than five years of service have either met or are on track to meet our stock ownership guidelines within the required time based on current trading prices of HP’s stock. See “Common Stock Ownership of Certain Beneficial Owners and Management” on page 37 of this Form 10-K/A.

36 ½	2019 Form 10-K

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of October 31, 2019.

PLAN CATEGORY	COMMON SHARES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS(1) (A)		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS(2) (B)	COMMON SHARES AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A)) (C)
Equity compensation plans approved by HP stockholders	36,472,053	(3)	$15.4187	265,135,483	(4)
Equity compensation plans not approved by HP stockholders	—		—	—
Total	36,472,053		$15.4187	265,135,483

(1)

This column does not reflect awards of options and RSUs assumed in acquisitions where the plans governing the awards were not available for future awards as of October 31, 2019. As of October 31, 2019, there were no individual awards of options or RSUs outstanding pursuant to awards assumed in connection with acquisitions and granted under such plans.

(2)

This column does not reflect the exercise price of shares underlying the assumed options referred to in footnote (1) to this table or the purchase price of shares to be purchased pursuant to the HP Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP”) or the legacy HP Employee Stock Purchase Plan (the “Legacy ESPP”). In addition, the weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding awards of RSUs and PARSUs, which have no exercise price.

(3)

Includes awards of options and RSUs outstanding under the 2004 Plan and 2011 ESPP. Also includes awards of PARSUs representing 4,465,608 shares that may be issued under the 2004 Plan. Each PARSU award reflects a target number of shares that may be issued to the award recipient. HP determines the actual number of shares the recipient receives at the end of a three-year performance period based on results achieved compared with Company performance goals and stockholder return relative to the market. The actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the target number of shares.

(4)	Includes (i) 184,508,645 shares available for future issuance under the 2004 Plan; (ii) 76,534,847 shares available for future issuance under the 2011 ESPP; (iii) 2,725,611 shares available for future issuances under the Legacy ESPP, a plan under which employee stock purchases are no longer made; and (iv) 1,366,380 shares are reserved for issuance under our Service Anniversary Stock Plan, a plan under which awards are no longer granted. Taking into account the enumerated unavailable shares from the Legacy ESPP and the Service Anniversary Stock Plan, a total of 265,135,483 shares were available for future grants as of October 31, 2019.

Common Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2019 (or as of the date otherwise indicated below) concerning beneficial ownership by:

●	holders of more than 5% of HP’s outstanding shares of common stock;

●	our Directors and nominees;

●	each of the named executive officers listed in the Summary Compensation Table on page 23; and

●	all of our Directors and executive officers as a group.

The information provided in the table is based on our records, information filed with the SEC and information provided to HP, except where otherwise noted.

The number of shares beneficially owned by each entity or individual is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the entity or individual has sole or shared voting or investment power and also any shares that the entity or individual has the right to acquire as of March 1, 2020 (60 days after December 31, 2019) through the exercise of any stock options, through the vesting/settlement of RSUs payable in shares, or upon the exercise of other rights. Beneficial ownership excludes options or other rights vesting after March 1, 2020

2019 Form 10-K	½ 37

and any RSUs vesting/settling, as applicable, on or before March 1, 2020 that may be payable in cash or shares at HP’s election. Unless otherwise indicated, each person has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table.

Beneficial Ownership Table

NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENT OF COMMON STOCK OUTSTANDING
Dodge & Cox(1)	146,883,601	10.1%
BlackRock, Inc.(2)	99,903,361	6.9%
The Vanguard Group(3)	129,732,144	8.9%
Aida M. Alvarez	50,698	*
Shumeet Banerji	31,311	*
Robert R. Bennett	71,091	*
Charles “Chip” V. Bergh(4)	150,382	*
Stacy Brown-Philpot	51,663	*
Stephanie A. Burns	63,233	*
Mary Anne Citrino(5)	197,682	*
Richard L. Clemmer	4,000	*
Yoky Matsuoka	17,138	*
Stacey Mobley	51,663	*
Subra Suresh	36,924	*
Dion J. Weisler(6)	1,767,869	*
Alex Cho(7)	88,582	*
Steven J. Fieler(8)	341,859	*
Enrique J. Lores(9)	540,626	*
Kim M. Rivera	203,223	*
All current Executive Officers and Directors as a Group (20 persons)(10)	4,555,175	*

*	Represents holdings of less than 1% based on shares of our common stock outstanding as of December 31, 2019.

(1)	Based on the most recently available Schedule 13G/A filed with the SEC on February 10, 2020 by Dodge & Cox. According to its Schedule 13G/A, Dodge & Cox reported having sole voting power over 140,708,785 shares, shared voting power over no shares, sole dispositive power over 146,883,601 shares and shared dispositive power over no shares. The securities reported on the Schedule 13G/A are beneficially owned by clients of Dodge & Cox, which clients may include investment companies registered under the Investment Company Act of 1940 and other managed accounts, and which clients have the right to receive or the power to direct the receipt of dividends from, and the proceeds from the sale of, HP’s stock. Dodge & Cox Stock Fund, an investment company registered under the Investment Company Act of 1940, has an interest of 91,145,478 shares. The Schedule 13G/A contained information as of January 31, 2020 and may not reflect current holdings of HP’s stock. The address of Dodge & Cox is 555 California Street, 40th Floor, San Francisco, CA 94104.

(2)	Based on the most recently available Schedule 13G/A filed with the SEC on February 5, 2020 by BlackRock, Inc. According to its Schedule 13G/A, BlackRock, Inc. reported having sole voting power over 83,693,896 shares, shared voting power over no shares, sole dispositive power over 99,903,361 shares and shared dispositive power over no shares. The Schedule 13G/A contained information as of December 31, 2019 and may not reflect current holdings of HP’s stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(3)	Based on the most recently available Schedule 13G/A filed by the Vanguard Group on February 12, 2020. According to its Schedule 13G/A, the Vanguard Group reported having sole voting power over 2,199,101 shares, shared voting power over 460,709 shares, sole dispositive power over 127,188,851 shares, and shared dispositive power over 2,543,293 shares. The Schedule 13G/A contained information as of December 31, 2019 and may not reflect current holdings of HP’s stock. The address for the Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(4)	Includes 146,148 shares that Mr. Bergh has the right to acquire by exercise of stock options.

(5)	Includes 159,671 shares that Ms. Citrino has the right to acquire by exercise of stock options.

(6)	Includes 894,739 shares that Mr. Weisler has the right to acquire by exercise of stock options.

(7)	Includes 58,378 shares that Mr. Cho has the right to acquire by exercise of stock options.

(8)	Includes 198,332 shares that Mr. Fieler has the right to acquire by settlement of Restricted Stock Units.

(9)	Includes 156,976 shares that Mr. Lores has the right to acquire by exercise of stock options.

(10)	Includes 1,790,132 shares that current executive officers and Directors have the right to acquire by exercise of stock options and 198,332 shares that current executive officers and Directors have the right to acquire by settlement of Restricted Stock Units.

38 ½	2019 Form 10-K

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Corporate Governance Guidelines, which are available on our website at https://investor.hp.com/governance/governance-documents/default.aspx, provide that a substantial majority of the Board will consist of independent Directors and that the Board can include no more than three Directors who are not independent Directors. The independence standards can be found as Exhibit A to our Corporate Governance Guidelines. Our Director independence standards are consistent with, and in some respects more stringent than, the NYSE director independence standards. In addition, each member of the Audit Committee meets the heightened independence standards required for audit committee members under the applicable listing and SEC standards and each member of the HRC Committee meets the heightened independence standards required for compensation committee members under the applicable listing standards and SEC standards.

Under our Corporate Governance Guidelines, a Director will not be considered independent in the following circumstances:

●	The Director is, or has been within the last three years, an employee of HP, or an immediate family member of the Director is, or has been within the last three years, an executive officer of HP.
●	The Director has been employed as an executive officer of HP, its subsidiaries or affiliates within the last five years.
●	The Director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from HP, other than compensation for Board service, compensation received by a Director’s immediate family member for service as a non-executive employee of HP, and pension or other forms of deferred compensation for prior service with HP that is not contingent on continued service.

●	(A) The Director or an immediate family member is a current partner of the firm that is HP’s internal or external auditor; (B) the Director is a current employee of such a firm; (C) the Director has an immediate family member who is a current employee of such a firm and who personally worked on HP’s audit; or (D) the Director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on HP’s audit within that time.

●	The Director or an immediate family member is, or has been in the past three years, employed as an executive officer of another company where any of HP’s present executive officers at the same time serves or has served on that company’s compensation committee.

●	The Director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, HP for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

●	The Director is affiliated with a charitable organization that receives significant contributions from HP.
●	The Director has a personal services contract with HP or an executive officer of HP.

For these purposes, an “immediate family” member includes a person’s spouse, parents, stepparents, children, step-children, siblings, mother and father-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than domestic employees) who shares the Director’s home.

In determining independence, the Board reviews whether Directors have any material relationship with HP. An independent Director must not have any material relationship with HP, either directly or as a partner, stockholder or officer of an organization that has a relationship with HP, nor any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. In assessing the materiality of a Director’s relationship to HP, the Board considers all relevant facts and circumstances, including consideration of the issues from the Director’s standpoint and from the perspective of the persons or organizations with which the Director has an affiliation, and is guided by the standards set forth above.

In making its independence determinations, the Board considered transactions occurring since the beginning of fiscal 2017 between HP and entities associated with the independent Directors or their immediate family members. In addition to the transactions described below under “Fiscal 2019 Related-Person Transactions,” if any, the Board’s independence determinations included consideration of the following transactions:

Current Directors:

●	Mr. Bergh has served as President and Chief Executive Officer and a Director of Levi Strauss & Co. since September 2011. HP has entered into transactions for the purchase and sale of goods and services in the ordinary course of its business during the past three fiscal years with Levi Strauss & Co. The amount that HP paid in each of the last three fiscal years to Levi Strauss & Co., and the amount received in each fiscal year by HP from Levi Strauss & Co., did not, in any of the previous three fiscal years, exceed the greater of $1 million or 2% of either company’s consolidated gross revenues.

2019 Form 10-K	½ 39

●	Mr. Clemmer has served as Chief Executive Officer and Executive Director of NXP Semiconductors N.V. since January 2009. HP has entered into transactions for the purchase and sale of goods and services in the ordinary course of its business during the past three fiscal years with NXP Semiconductors N.V. The amount that HP paid in each of the last three fiscal years to NXP Semiconductors N.V.,and the amount received in each fiscal year by HP from NXP Semiconductors N.V., did not, in any of the previous three fiscal years, exceed the greater of $1 million or 2% of either company’s consolidated gross revenues.

●	Mr. Suresh has served as President of Nanyang Technological University since January 2018. HP has entered into transactions for the purchase and sale of goods and services in the ordinary course of its business during the past three fiscal years with Nanyang Technological University. The amount that HP paid in each of the last three fiscal years to Nanyang Technological University, and the amount received in each fiscal year by HP from Nanyang Technological University, did not, in any of the previous three fiscal years, exceed the greater of $1 million or 2% of either entity’s consolidated gross revenues.

●	Ms. Matsuoka served as Vice President, Healthcare at Google, a subsidiary of Alphabet, from 2018 to October 2019. HP has entered into transactions for the purchase and sale of goods and services in the ordinary course of its business during the past three fiscal years with Google and Alphabet. The amount that HP paid in each of the last three fiscal years to Google and Alphabet, and the amount received in each fiscal year by HP from Google and Alphabet, did not, in any of the previous three fiscal years, exceed the greater of $1 million or 2% of either company’s consolidated gross revenues.

●	Ms. Matsuoka has served as Division CEO at Panasonic since October 2019. HP has entered into transactions for the purchase and sale of goods and services in the ordinary course of its business during the past three fiscal years with Panasonic. The amount that HP paid in each of the last three fiscal years to Panasonic, and the amount received in each fiscal year by HP from Panasonic, did not, in any of the previous three fiscal years, exceed the greater of $1 million or 2% of either company’s consolidated gross revenues.

●	Each of Mr. Banerji, Mr. Bennett, Ms. Brown-Philpot, Dr. Burns, Ms. Citrino, Ms. Matsuoka, and Mr. Mobley, or one of their immediate family members, is a non-employee director, trustee or advisory board member of another company that did business with HP at some time during the past three fiscal years. These business relationships were as a supplier or purchaser of goods or services in the ordinary course of business.

As a result of this review, the Board has determined the transactions described above and below under “Fiscal 2019 Related-Person Transactions,” if any, would not interfere with the Director’s exercise of independent judgment in carrying out the responsibilities of a Director. The Board has also determined that, with the exception of Messrs. Lores and Weisler, (i) each of HP’s remaining Directors, including Ms. Alvarez, Mr. Banerji, Mr. Bennett, Mr. Bergh, Ms. Brown-Philpot, Dr. Burns, Ms. Citrino, Mr. Clemmer, Ms. Matsuoka, Mr. Mobley and Mr. Suresh, and (ii) each of the members of the Audit Committee, the HRC Committee and the NGSR Committee, has (or had) no material relationship with HP (either directly or as a partner, stockholder or officer of an organization that has a relationship with HP) and is (or was) independent within the meaning of the NYSE and our Director independence standards. The Board has determined that Mr. Lores is not independent because of his status as our current President and CEO, and Mr. Weisler is not independent due to his prior service as our President and CEO until November 1, 2019 and his subsequent role as Senior Executive Advisor to the Company.

Related Person Transactions Policies and Procedures

Related Person Transactions Policy

We have adopted a written policy for approval of transactions between us and our non-employee Directors, Director nominees, executive officers, beneficial owners of more than 5% of HP’s stock, and their respective immediate family members where the amount involved in the transaction exceeds or is expected to exceed $100,000 in a single calendar year.

The policy provides that the NGSR Committee reviews certain transactions subject to the policy and decides whether to approve or ratify those transactions. In doing so, the NGSR Committee determines whether the transaction is in the best interests of HP. In making that determination, the NGSR Committee considers, among other factors it deems appropriate:

●	the extent of the related-person’s interest in the transaction;
●	whether the transaction is on terms generally available to an unaffiliated third party under the same or similar circumstances;
●	the benefits to HP;
●	the impact or potential impact on a Director’s independence in the event the related person is a Director, an immediate family member of a Director or an entity in which a Director is a partner, 10% stockholder or executive officer;
●	the availability of other sources for comparable products or services; and
●	the terms of the transaction.

40 ½	2019 Form 10-K

The NGSR Committee has delegated authority to the Chair of the NGSR Committee to pre-approve or ratify transactions where the aggregate amount involved is expected to be less than $1 million.

A summary of any new transactions pre-approved by the Chair is provided to the full NGSR Committee for its review at each of the NGSR Committee’s regularly scheduled meetings.

The NGSR Committee has adopted standing pre-approvals under the policy for limited transactions with related persons. Pre-approved transactions include:

●	compensation of executive officers that is excluded from reporting under SEC rules where the HRC Committee approved (or recommended that the Board approve) such compensation;
●	non-employee Director compensation;
●	transactions with another company with a value that does not exceed the greater of $1 million or 2% of the other company’s annual revenues, where the related-person has an interest only as an employee (other than executive officer), Director or beneficial holder of less than 10% of the other company’s shares;

●	contributions to a charity in an amount that does not exceed the greater of $1 million or 2% of the charity’s annual receipts, where the related person has an interest only as an employee (other than executive officer) or non-employee Director; and

●	transactions where all stockholders receive proportional benefits.

A summary of new transactions covered by the standing pre-approvals relating to other companies (as described above) is provided to the NGSR Committee for its review in connection with that committee’s regularly scheduled meetings.

Fiscal 2019 Related-Person Transactions

We enter into commercial transactions with many entities for which our executive officers or non-employee Directors serve as non-employee Directors and/or employees in the ordinary course of our business. All those transactions were pre-approved transactions as defined above. There have otherwise been no related-person transactions (actual or proposed) since the beginning of HP’s last completed fiscal year.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

Fees incurred by HP for Ernst & Young LLP

The following table shows the fees paid or accrued by HP for audit and other services provided by Ernst & Young LLP for fiscal 2019 and 2018. All fees paid to Ernst & Young LLP were pre-approved in accordance with the pre-approval policy, as discussed below.

	2019	2018
	IN MILLIONS
Audit Fees(1)	$15.9	$15.9
Audit-Related Fees(2)	$2.4	$3.3
Tax Fees(3)	$2.9	$4
All Other Fees(4)	$—	$0.2
Total	$21.2	$23.4

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Audit-related fees for fiscal 2019 consisted primarily of accounting consultations, employee benefit plan audits and other attestation services. Audit-related fees for fiscal 2018 consisted primarily of accounting consultations, employee benefit plan audits, and other attestation services.

(3)	Tax fees consisted primarily of tax advice and tax planning fees of $650,000 and $1.6 million for fiscal 2019 and fiscal 2018, respectively. For fiscal 2019 and fiscal 2018, tax fees also included tax compliance fees of $2.2 million and $2.3 million, respectively.

(4)	For fiscal 2018, all other fees included primarily advisory service fees.

Pre-Approval of Audit and Non-Audit Services Policy

The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and associated fees up to a maximum for any one service of $250,000, provided that the chair shall report any decisions to pre-approve services and fees to the full Audit Committee at its next regular meeting.

2019 Form 10-K	½ 41

Part IV

Item 15. Exhibits.

The following documents are included as exhibits to this Form 10-K/A. Those exhibits incorporated by reference are indicated as such in the parenthetical following the description. All other exhibits are included herewith.

(31.1)#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(104)#	The cover page from this Amendment No. 1 on Form 10-K/A, formatted in Inline XBRL.

#	Filed herewith.

42 ½	2019 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2020	HP INC.
	By:	/s/ STEVE FIELER
Steve Fieler
Chief Financial Officer

2019 Form 10-K	½ 43