Form 10-Q
period 2020-01-31
HP INC
filed 2020-03-05
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
January 31, 2020
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
(650) 857-1501
(Registrant’s telephone number, including area code)
_______________________________________
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPQ	New York Stock Exchange
Preferred Share Purchase Rights		New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP common stock outstanding as of January 31, 2020 was 1,433,345,730 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended January 31, 2020
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include factors relating to HP’s ability to execute on its strategic plan, including the recently announced initiatives, business model changes and transformation; execution of planned structural cost reductions and productivity initiatives; future developments involving Xerox Holdings Corporation and its unsolicited offer to acquire HP; costs, expenses and disruption associated with Xerox Holdings Corporation’s unsolicited exchange offer and proxy contest; HP’s ability to complete any contemplated share repurchases, other capital return programs or other strategic transactions; the need to address the many challenges facing HP’s businesses; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy and business model changes and transformation; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution and reseller landscape; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; successfully competing and maintaining the value proposition of HP’s products, including supplies; the need to manage third-party suppliers, manage HP’s global, multi-tier distribution network, limit potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; the hiring and retention of key employees; the impact of macroeconomic and geopolitical trends and events; risks associated with HP’s international operations; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; disruptions in operations from system security risks, data protection breaches, cyberattacks, extreme weather conditions, medical epidemics or pandemics such as the novel coronavirus, and other natural or manmade disasters or catastrophic events; the impact of changes in tax laws, including uncertainties related to the interpretation and application of the Tax Cuts and Jobs Act of 2017 on HP’s tax obligations and effective tax rate; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of this report as well as in Item 1A of Part II in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (“the SEC”). HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended January 31
	2020	2019
	In millions, except per share amounts
Net revenue	$14,618	$14,710
Costs and expenses:
Cost of revenue	11,746	12,098
Research and development	400	344
Selling, general and administrative	1,290	1,248
Restructuring and other charges	291	55
Acquisition-related charges	—	10
Amortization of intangible assets	26	29
Total costs and expenses	13,753	13,784
Earnings from operations	865	926
Interest and other, net	13	(26)
Earnings before taxes	878	900
Provision for taxes	(200)	(97)
Net earnings	$678	$803

Net earnings per share:
Basic	$0.47	$0.52
Diluted	$0.46	$0.51

Weighted-average shares used to compute net earnings per share:
Basic	1,454	1,556
Diluted	1,460	1,567
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended January 31
	2020	2019
	In millions
Net earnings	$678	$803
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gain arising during the period	1	—
	1	—
Change in unrealized components of cash flow hedges:
Unrealized gains (losses) arising during the period	60	(107)
(Gains) losses reclassified into earnings	(59)	(179)
	1	(286)
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit	20	11
Curtailments, settlements and other	—	(2)
	20	9
Change in cumulative translation adjustment	6	(5)
Other comprehensive income (loss) before taxes	28	(282)
(Provision for) benefit from taxes	(11)	40
Other comprehensive income (loss), net of taxes	17	(242)
Comprehensive income	$695	$561
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	January 31, 2020	October 31, 2019
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$4,205	$4,537
Accounts receivable, net	4,857	6,031
Inventory	4,946	5,734
Other current assets	3,469	3,875
Total current assets	17,477	20,177
Property, plant and equipment, net	2,756	2,794
Goodwill	6,387	6,372
Other non-current assets	5,036	4,124
Total assets	$31,656	$33,467
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$923	$357
Accounts payable	12,808	14,793
Other current liabilities	10,136	10,143
Total current liabilities	23,867	25,293
Long-term debt	3,932	4,780
Other non-current liabilities	5,491	4,587
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,433 and 1,458 shares issued and outstanding at January 31, 2020 and October 31, 2019, respectively)	14	15
Additional paid-in capital	866	835
Accumulated deficit	(1,306)	(818)
Accumulated other comprehensive loss	(1,208)	(1,225)
Total stockholders’ deficit	(1,634)	(1,193)
Total liabilities and stockholders’ deficit	$31,656	$33,467
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three months ended January 31
	2020	2019
	In millions
Cash flows from operating activities:
Net earnings	$678	$803
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	198	168
Stock-based compensation expense	109	107
Restructuring and other charges	291	55
Deferred taxes on earnings	117	103
Other, net	54	(5)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,167	211
Inventory	761	191
Accounts payable	(1,919)	(184)
Net investment in leases	(34)	—
Taxes on earnings	(27)	11
Restructuring and other	(109)	(46)
Other assets and liabilities	(1)	(552)
Net cash provided by operating activities	1,285	862
Cash flows from investing activities:
Investment in property, plant and equipment	(198)	(189)
Purchases of available-for-sale securities and other investments	(311)	(69)
Maturities and sales of available-for-sale securities and other investments	11	344
Collateral posted for derivative instruments	—	(30)
Collateral returned for derivative instruments	—	30
Payment made in connection with business acquisitions, net of cash acquired	—	(404)
Net cash used in investing activities	(498)	(318)
Cash flows from financing activities:
Payments of short-term borrowings with original maturities less than 90 days, net	—	(855)
Proceeds from short-term borrowings with original maturities greater than 90 days	2	—
Proceeds from debt, net of issuance costs	9	40
Payment of debt	(67)	(476)
Stock-based award activities	(116)	(83)
Repurchase of common stock	(691)	(720)
Cash dividends paid	(256)	(249)
Net cash used in financing activities	(1,119)	(2,343)
Decrease in cash and cash equivalents	(332)	(1,799)
Cash and cash equivalents at beginning of period	4,537	5,166
Cash and cash equivalents at end of period	$4,205	$3,367
Supplemental schedule of non-cash activities:
Purchase of assets under finance leases	$8	$75
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2018	1,560,270	$16	$663	$(473)	$(845)	$(639)
Net earnings				803		803
Other comprehensive loss, net of taxes					(242)	(242)
Comprehensive income						561
Issuance of common stock in connection with employee stock plans and other	11,379		(91)			(91)
Repurchases of common stock	(32,277)	(1)	(13)	(702)		(716)
Cash dividends ($0.32 per common share)				(496)		(496)
Stock-based compensation expense			107			107
Adjustment for adoption of accounting standards				(563)		(563)
Balance January 31, 2019	1,539,372	$15	$666	$(1,431)	$(1,087)	$(1,837)

Balance October 31, 2019	1,457,719	$15	$835	$(818)	$(1,225)	$(1,193)
Net earnings				678		678
Other comprehensive income, net of taxes					17	17
Comprehensive income						695
Issuance of common stock in connection with employee stock plans and other	9,809		(58)			(58)
Repurchases of common stock	(34,182)	(1)	(20)	(682)		(703)
Cash dividends ($0.35 per common share)				(511)		(511)
Stock-based compensation expense			109			109
Adjustment for adoption of accounting standards (Note 1)				27		27
Balance January 31, 2020	1,433,346	$14	$866	$(1,306)	$(1,208)	$(1,634)
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 1: Basis of Presentation
Basis of Presentation
The accompanying Consolidated Condensed Financial Statements of HP and its wholly-owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended October 31, 2019 in the Annual Report on Form 10-K, filed on December 12, 2019. The Consolidated Condensed Balance Sheet for October 31, 2019 was derived from audited financial statements.
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
Separation Transaction
On November 1, 2015, Hewlett-Packard Company completed the separation of Hewlett Packard Enterprise Company (“Hewlett Packard Enterprise”), Hewlett-Packard Company’s former enterprise technology infrastructure, software, services and financing businesses (the “Separation”). In connection with the Separation, HP and Hewlett Packard Enterprise entered into a separation and distribution agreement, an employee matters agreement and various other agreements which remain enforceable and provide a framework for the continuing relationships between the parties. For more information on the impacts of these agreements, see Note 6, “Supplementary Financial Information”, Note 12, “Litigation and Contingencies” and Note 13, “Guarantees, Indemnifications and Warranties”.
Recently Adopted Accounting Pronouncements
In August 2017, the FASB issued guidance, which amends the existing accounting standards for derivatives and hedging. The amendment improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and made certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. HP adopted this guidance in the first quarter of fiscal year 2020. The implementation of this guidance did not have a material impact on its Consolidated Condensed Financial Statements.
In February 2016, the FASB issued amended guidance on the accounting for leasing transactions. The primary objective of this update is to increase transparency and comparability among organizations by requiring lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset over the lease term. The guidance also results in some changes to lessor accounting and requires additional disclosures about all leasing arrangements.
HP adopted the standard (the “new lease standard”) as of November 1, 2019 using a modified retrospective approach, with the cumulative effect adjustment to the opening balance of accumulated deficit as of the adoption date. HP elected to apply the practical expedient using the transition option whereby prior comparative periods were not retrospectively adjusted in the Consolidated Condensed Financial Statements. HP also elected the package of practical expedients, which does not require reassessment of initial direct costs, classification of a lease, and definition of a lease. The Company has elected not to record leases with an initial term of 12 months or less on the Consolidated Condensed Balance Sheets. Lease expense on such leases is recognized on a straight-line basis over the lease term. HP has also elected the lessee practical expedient to combine lease and non-lease components for certain asset classes.
The adoption of the new lease standard resulted in the recognition of $1.2 billion in operating lease liabilities and $1.2 billion of related ROU assets on the Consolidated Condensed Balance Sheets. The net impact of adoption to accumulated deficit as on November 1, 2019 is not considered material. As of November 1, 2019, there were no material finance leases for which HP was a lessee.
The new lease standard also made some changes to lessor accounting, including alignment with the new revenue recognition standard. HP now records revenue upfront on certain aspects of its as-a-service offerings and will reflect the financing of these offerings as cash flows from financing activities on the Consolidated Condensed Statements of Cash Flows. These changes did not have a material impact on the Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

Refer to Note 14 “Leases” for additional disclosures related to leases.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
3. Determine the transaction price - Transaction price is the amount of consideration to which HP expects to be entitled in exchange for transferring goods or services to the customer. If the transaction price includes a variable amount, HP estimates the amount it expects to be entitled to using either the expected value or the most likely amount method.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

Hardware
HP transfers control of the products to the customer at the time the product is delivered to the customer and recognizes revenue accordingly, unless customer acceptance is uncertain or significant obligations to the customer remain unfulfilled. HP records revenue from the sale of equipment under sales-type leases as revenue at the commencement of the lease.
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
Leases
At the inception of a contract, HP assesses whether the contract is, or contains, a lease. The assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether HP obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether HP has the right to direct the use of the asset.
All significant lease arrangements are recognized at lease commencement. Leases with a lease term of 12 months or less at inception are not recorded on the Consolidated Condensed Balance Sheets and are expensed on a straight-line basis over the lease term in the Consolidated Condensed Statement of Earnings. HP determines the lease term by assuming the exercise of renewal options that are reasonably certain. As most of the leases do not provide an implicit interest rate, HP uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate at the commencement date to determine the present value of future payments that are reasonably certain.

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
Printing provides consumer and commercial printer hardware, supplies, services and solutions, as well as scanning devices. Printing is also focused on imaging solutions in the commercial and industrial markets. Described below are HP’s global business capabilities within Printing.

•
Office Printing Solutions delivers HP’s office printers, supplies, services and solutions to SMBs and large enterprises. It also includes OEM hardware and solutions, and some Samsung-branded supplies. HP goes to market through its extensive channel network and directly with HP sales.

•
Home Printing Solutions delivers innovative printing products, supplies, services and solutions for the home, home business and micro business customers utilizing both HP’s Ink and Laser technologies. It also includes some Samsung-branded supplies.

•
Graphics Solutions delivers large-format, commercial and industrial solutions and supplies to print service providers and packaging converters through a wide portfolio of printers and presses (HP DesignJet, HP Latex, HP Stitch, HP Indigo and HP PageWide Web Presses).

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)

Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	Three months ended January 31
	2020	2019
	In millions
Net revenue:
Notebooks	$5,974	$5,919
Desktops	2,923	2,857
Workstations	594	562
Other	401	319
Personal Systems	9,892	9,657
Supplies	3,041	3,267
Commercial Hardware	1,076	1,090
Consumer Hardware	607	699
Printing	4,724	5,056
Corporate Investments	1	1
Total segment net revenue	14,617	14,714
Other	1	(4)
Total net revenue	$14,618	$14,710

Earnings before taxes:
Personal Systems	$662	$410
Printing	754	821
Corporate Investments	(13)	(24)
Total segment earnings from operations	$1,403	$1,207
Corporate and unallocated costs and other	(112)	(80)
Stock-based compensation expense	(109)	(107)
Restructuring and other charges	(291)	(55)
Acquisition-related charges	—	(10)
Amortization of intangible assets	(26)	(29)
Interest and other, net	13	(26)
Total earnings before taxes	$878	$900

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the three months ended January 31, 2020 and 2019 summarized by plan were as follows:

	Fiscal 2020 Plan
	Severance and EER		Non-labor	Other prior-year Plans (1)	Total
	In millions
Accrued balance as of October 31, 2019	$76		$—	$66	$142
Charges	256		1	—	257
Cash payments	(82)		(1)	(25)	(108)
Non-cash and other adjustments	(48)	(2)	—	(1)	(49)
Accrued balance as of January 31, 2020	$202		$—	$40	$242
Total costs incurred to date as of January 31, 2020	$338		$1	$1,816	$2,155

Reflected in Consolidated Condensed Balance Sheets
Other current liabilities	$202		$—	$39	$241
Other non-current liabilities	$—		$—	$1	$1

Accrued balance as of October 31, 2018	$—		$—	$59	$59
Charges	—		—	53	53
Cash payments	—		—	(44)	(44)
Non-cash and other adjustments	—		—	(3)	(3)
Accrued balance as of January 31, 2019	$—		$—	$65	$65

(1)	Primarily includes the fiscal 2017 plan along with other legacy plans, all of which are substantially complete. HP does not expect any further material activity associated with these plans.

(2)
Includes reclassification of liability related to the Enhanced Early Retirement (“EER”) plan of $44 million for certain healthcare and medical savings account benefits to pension and post-retirement plans. See Note 4 “Retirement and Post -Retirement Benefit Plans” for further information.

Fiscal 2020 Plan
On September 30, 2019, HP’s Board of Directors approved the Fiscal 2020 Plan intended to optimize and simplify its operating model and cost structure that HP expects will be implemented through fiscal 2022. HP expects to reduce global headcount by approximately 7,000 to 9,000 employees through a combination of employee exits and voluntary EER. HP estimates that it will incur pre-tax charges of approximately $1.0 billion relating to labor and non-labor actions. HP expects to incur approximately $0.9 billion primarily in labor costs related to workforce reductions and the remaining costs will relate to non-labor actions and other charges.
Other charges
Other charges include non-recurring costs, including those as a result of Separation, information technology rationalization efforts and proxy contest activities, and are distinct from ongoing operational costs. These costs primarily relate to third-party legal, professional services and other non-recurring costs. For the three months ended January 31, 2020 and 2019, HP incurred $34 million and $2 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2020	2019	2020	2019	2020	2019
	In millions
Service cost	$—	$—	$16	$14	$—	$—
Interest cost	103	123	5	6	3	4
Expected return on plan assets	(175)	(145)	(11)	(10)	(6)	(5)
Amortization and deferrals:
Actuarial loss (gain)	16	15	10	8	(2)	(8)
Prior service benefit	—	—	(1)	(1)	(3)	(3)
Net periodic (credit) benefit cost	(56)	(7)	19	17	(8)	(12)
Special termination benefit cost	—	—	—	—	44	—
Total periodic (credit) benefit cost	$(56)	$(7)	$19	$17	$36	$(12)

Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2020, HP anticipates making contributions of approximately $76 million to its non-U.S. pension plans, approximately $36 million to its U.S. non-qualified plan participants and approximately $6 million to cover benefit claims under HP’s post-retirement benefit plans. During the three months ended January 31, 2020, HP contributed $13 million to its non-U.S. pension plans, paid $7 million to cover benefit payments to U.S. non-qualified plan participants and paid $1 million to cover benefit claims under HP’s post-retirement benefit plans.
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
Retirement Incentive Program
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
All employees participating in the EER program were offered the opportunity to continue health care coverage at the active employee contribution rates for up to 36 months following retirement. In addition, HP provided up to $12,000 in employer credits under the Retirement Medical Savings Account (“RMSA”) program. In relation to the continued health care coverage and employer credits under the RMSA program, HP recognized a special termination benefit cost of $44 million as restructuring and other charges for the three months ended January 31, 2020.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 22.8% and 10.8% for the three months ended January 31, 2020 and 2019, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three months ended January 31, 2020 is primarily due to the accrual of uncertain tax positions in various jurisdictions, partially offset by favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. For the three months ended January 31, 2019, HP’s effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
During the three months ended January 31, 2020, HP recorded $7 million of net income tax benefits related to discrete items in the provision for taxes. This amount included tax benefits of $48 million and $7 million related to restructuring and other net tax benefits, respectively. These benefits were partially offset by uncertain tax position charges of $48 million. For the period ended January 31, 2020, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
During the three months ended January 31, 2019, HP recorded $9 million of net tax benefits related to discrete items in the provision for taxes. HP completed its analysis of the full impact of The Tax Cuts and Jobs Act (“TCJA”) as of January 31, 2019 and recorded tax benefit of $21 million related to final tax reform adjustments and recorded a tax benefit of $12 million related to restructuring. These benefits were partially offset by uncertain tax position charges of $20 million and other tax charges of $4 million. In addition to the discrete items mentioned above, HP recorded excess tax benefits of $27 million associated with stock options, restricted stock units and performance-adjusted restricted stock units.
Uncertain Tax Positions
As of January 31, 2020, the amount of gross unrecognized tax benefits was $975 million, of which up to $836 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits increased by $46 million for the three months ended January 31, 2020. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of January 31, 2020 and 2019, HP had accrued $61 million and $181 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by $145 million within the next 12 months of which up to $116 million would affect HP’s effective tax rate if realized.
HP is subject to income tax in the United States and approximately 58 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The U.S. Internal Revenue Service (“IRS”) is conducting an audit of HP’s 2016 income tax return.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)

Note 6: Supplementary Financial Information
Accounts Receivable, net

	As of
	January 31, 2020	October 31, 2019
	In millions
Accounts receivable	$4,955	$6,142
Allowance for doubtful accounts	(98)	(111)
	$4,857	$6,031

The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Three months ended January 31, 2020
In millions
Balance at beginning of period	$111
Provision for doubtful accounts	(2)
Deductions, net of recoveries	(11)
Balance at end of period	$98

HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from the similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of January 31, 2020 and October 31, 2019 were not material. The costs associated with the sales of trade receivables for the three months ended January 31, 2020 and 2019 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended January 31
	2020	2019
	In millions
Balance at beginning of period(1)	$235	$165
Trade receivables sold	2,857	3,036
Cash receipts	(3,004)	(3,010)
Foreign currency and other	—	3
Balance at end of period(1)	$88	$194

(1)	Amounts outstanding from third parties reported in Accounts Receivable in the Consolidated Condensed Balance Sheets.

Inventory

	As of
	January 31, 2020	October 31, 2019
	In millions
Finished goods	$3,061	$3,855
Purchased parts and fabricated assemblies	1,885	1,879
	$4,946	$5,734

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

Other Current Assets

	As of
	January 31, 2020	October 31, 2019
	In millions
Supplier and other receivables	$1,272	$1,951
Prepaid and other current assets	1,022	967
Value-added taxes receivable	887	957
Available-for-sale investments(1)	288	—
	$3,469	$3,875

(1)	See Note 8, “Financial Instruments” for detailed information.
Property, Plant and Equipment, net

	As of
	January 31, 2020	October 31, 2019
	In millions
Land, buildings and leasehold improvements	$1,988	$1,977
Machinery and equipment, including equipment held for lease	5,161	5,060
	7,149	7,037
Accumulated depreciation	(4,393)	(4,243)
	$2,756	$2,794

Other Non-Current Assets

	As of
	January 31, 2020	October 31, 2019
	In millions
Deferred tax assets	$2,477	$2,620
Right-of-use assets from operating leases, net(1)	1,112	—
Intangible assets	632	661
Tax indemnifications receivable	40	42
Other(2)	775	801
	$5,036	$4,124

(1)	See Note 1, “Basis of Presentation” and Note 14, “Leases” for detailed information.

(2)
Includes marketable equity securities and mutual funds classified as available-for-sale investments of $60 million and $56 million as of January 31, 2020 and October 31, 2019, respectively. See Note 8, “Financial Instruments” for detailed information.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

Other Current Liabilities

	As of
	January 31, 2020	October 31, 2019
	In millions
Sales and marketing programs	$3,215	$3,361
Deferred revenue	1,148	1,178
Other accrued taxes	829	1,060
Employee compensation and benefit	739	1,103
Warranty	655	663
Operating lease liabilities(1)	255	—
Tax liability	241	237
Other	3,054	2,541
	$10,136	$10,143

(1)	See Note 1, “Basis of Presentation” and Note 14, “Leases” for detailed information.

Other Non-Current Liabilities

	As of
	January 31, 2020	October 31, 2019
	In millions
Pension, post-retirement, and post-employment liabilities	$1,682	$1,762
Operating lease liabilities(1)	920	—
Deferred revenue	1,058	1,069
Tax liability	853	848
Deferred tax liability	59	60
Other	919	848
	$5,491	$4,587

(1)     See Note 1, “Basis of Presentation” and Note 14, “Leases” for detailed information.

Interest and other, net

	Three months ended January 31
	2020	2019
	In millions
Interest expense on borrowings	$(58)	$(64)
Other, net	71	38
	$13	$(26)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

Net revenue by region

	Three months ended January 31
	2020	2019
	In millions
Americas	$5,959	$6,032
Europe, Middle East and Africa	5,232	5,358
Asia-Pacific and Japan	3,427	3,320
Total net revenue	$14,618	$14,710

Value of Remaining Performance Obligations
As of January 31, 2020, the estimated value of transaction price allocated to remaining performance obligations was $4.5 billion. HP expects to recognize approximately $1.9 billion of the unearned amount in next 12 months and $2.6 billion thereafter.
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
Costs of Obtaining Contracts
As of January 31, 2020, deferred contract fulfillment and acquisition costs balances were $51 million and $32 million, respectively, included in Other Current Assets and Other Non-Current Assets in the Consolidated Condensed Balance Sheet. During the three months ended January 31, 2020, the Company amortized $24 million of these costs.
Contract Liabilities
As of January 31, 2020 and October 31, 2019, HP’s contract liabilities balances were $2.2 billion and $2.1 billion, respectively, included in Other Current Liabilities and Other Non-Current Liabilities in the Consolidated Condensed Balance Sheet.
The increase in the contract liabilities balance for the three months ended January 31, 2020 is primarily driven by sales of fixed price support and maintenance services, partially offset by $361 million of revenue recognized that were included in the opening contract liabilities balance as of October 31, 2019.

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
The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 7: Fair Value (Continued)

	As of January 31, 2020				As of October 31, 2019
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$1,001	$—	$1,001	$—	$1,283	$—	$1,283
Government debt(1)	2,050	112	—	2,162	2,422	—	—	2,422
Available-for-Sale Investments:
Corporate debt	—	242	—	242	—	—	—	—
Financial institution instruments	—	31	—	31	—	—	—	—
Government debt(1)	—	15	—	15	—	—	—	—
Marketable equity securities and Mutual funds	10	50	—	60	6	50	—	56
Derivative Instruments:
Interest rate contracts	—	4	—	4	—	4	—	4
Foreign currency contracts	—	374	—	374	—	381	—	381
Other derivatives	—	13	—	13	—	7	—	7
Total Assets	$2,060	$1,842	$—	$3,902	$2,428	$1,725	$—	$4,153
Liabilities:
Derivative Instruments:
Foreign currency contracts	—	149	—	149	—	165	—	165
Other derivatives	—	2	—	2	—	1	—	1
Total Liabilities	$—	$151	$—	$151	$—	$166	$—	$166

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
Derivative Instruments: From time to time, HP uses forward contracts, interest rate and total return swaps and, at times, option contracts to hedge certain foreign currency interest rate and return on certain investment exposures. HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign exchange rates, and forward and spot prices for currencies and interest rates. See Note 8, “Financial Instruments” for a further discussion of HP’s use of derivative instruments.
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
(Unaudited)
Note 7: Fair Value (Continued)

representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $5.1 billion as of January 31, 2020, compared to its carrying amount of $4.9 billion at that date. The fair value of HP’s short- and long-term debt was $5.4 billion as of October 31, 2019, compared to its carrying value of $5.1 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
Other Financial Instruments: For the balance of HP’s financial instruments, primarily accounts receivable, accounts payable and financial liabilities included in Other current liabilities on the Consolidated Condensed Balance Sheets, the carrying amounts approximate fair value due to their short maturities. If measured at fair value in the Consolidated Condensed Balance Sheets, these other financial instruments would be classified in Level 2 or Level 3 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of January 31, 2020				As of October 31, 2019
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$1,001	$—	$—	$1,001	$1,283	$—	$—	$1,283
Government debt	2,162	—	—	2,162	2,422	—	—	2,422
Total cash equivalents	3,163	—	—	3,163	3,705	—	—	3,705
Available-for-Sale Investments:
Corporate debt (1)	242	—	—	242	—	—	—	—
Financial institution instruments (1)	31	—	—	31	—	—	—	—
Government debt (1)	15	—	—	15	—	—	—	—
Marketable equity securities and Mutual funds	40	20	—	60	40	16	—	56
Total available-for-sale investments	328	20	—	348	40	16	—	56
Total cash equivalents and available-for-sale investments	$3,491	$20	$—	$3,511	$3,745	$16	$—	$3,761

(1)
HP classifies its marketable debt securities as available-for-sale investments within Other current assets on the Consolidated Condensed Balance Sheets, including those with maturity dates beyond one year, based on their highly liquid nature and availability for use in current operations.

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of January 31, 2020 and October 31, 2019, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of January 31, 2020
	Amortized Cost	Fair Value
	In millions
Due in one year or less	$288	$288

Equity securities in privately held companies are included in Other non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $46 million and $46 million as of January 31, 2020 and October 31, 2019, respectively.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $43 million and $45 million as of January 31, 2020 and as of October 31, 2019, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of January 31, 2020 and October 31, 2019.
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
Cash Flow Hedges
HP uses forward contracts and, at times, option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of revenue and operating expenses. HP’s foreign currency cash flow hedges mature predominantly within twelve months; however, hedges related to long-term procurement arrangements extend several years.
For derivative instruments that are designated and qualify as cash flow hedges, HP initially records changes in fair value of the derivative instrument in Accumulated other comprehensive loss as a separate component of stockholders’ deficit in the Consolidated Condensed Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the changes in the fair value of the derivative instrument in the same financial statement line item as changes in the fair value of the hedged item.
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
As of January 31, 2020 and 2019, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

	As of January 31, 2020					As of October 31, 2019
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$4	$—	$—	$750	$—	$4	$—	$—

Cash flow hedges:
Foreign currency contracts	15,980	258	99	104	26	15,639	260	111	123	28
Total derivatives designated as hedging instruments	16,730	258	103	104	26	16,389	260	115	123	28
Derivatives not designated as hedging instruments
Foreign currency contracts	5,406	17	—	19	—	7,146	10	—	14	—
Other derivatives	151	13	—	2	—	134	7	—	1	—
Total derivatives not designated as hedging instruments	5,557	30	—	21	—	7,280	17	—	15	—
Total derivatives	$22,287	$288	$103	$125	$26	$23,669	$277	$115	$138	$28
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of January 31, 2020 and October 31, 2019, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
				Gross Amounts Not Offset
	Gross Amount Recognized (i)	Gross Amount Offset (ii)	Net Amount Presented (iii) = (i)–(ii)	Derivatives (iv)	Financial Collateral (v)		Net Amount (vi) = (iii)–(iv)–(v)
	In millions
As of January 31, 2020
Derivative assets	$391	$—	$391	$104	$247	(1)	$40
Derivative liabilities	$151	$—	$151	$104	$42	(2)	$5
As of October 31, 2019
Derivative assets	$392	$—	$392	$113	$259	(1)	$20
Derivative liabilities	$166	$—	$166	$113	$43	(2)	$10

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three months ended January 31, 2020 and 2019 were as follows:

		Total amounts of income/ (expense) line items presented in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(Loss) Recognized in Earnings on Derivative Instrument			Gain/(Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended January 31, 2020	Three months ended January 31, 2020	Hedged Item	Location	Three months ended January 31, 2020
		In millions				In millions
Interest rate contracts	Interest and other, net	$13	$—	Fixed-rate debt	Interest and other, net	$—

		Total amounts of income/ (expense) line items presented in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(Loss) Recognized in Earnings on Derivative Instrument			Gain/(Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended January 31, 2019	Three months ended January 31, 2019	Hedged Item	Location	Three months ended January 31, 2019
		In millions				In millions
Interest rate contracts	Interest and other, net	$(26)	$(12)	Fixed-rate debt	Interest and other, net	$12

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended January 31, 2020 and 2019 was as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives		Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	Gain /(Loss) Reclassified from Accumulated OCI Into Earnings
	Three months ended January 31, 2020	Location	Three months ended January 31, 2020
	In millions		In millions
Cash flow hedges:
Foreign currency contracts	$60	Net revenue	$14,618	$61
		Cost of revenue	(11,746)	(1)
		Operating expenses	(2,007)	(1)
Total	$60			$59

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

	Gain/(Loss) Recognized in Other Comprehensive Income ("OCI") on Derivatives		Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	Gain /(Loss) Reclassified from Accumulated OCI Into Earnings
	Three months ended January 31, 2019	Location	Three months ended January 31, 2019
	In millions		In millions
Cash flow hedges:
Foreign currency contracts	$(107)	Net revenue	$14,710	$191
		Cost of revenue	(12,098)	(10)
		Operating expenses	(1,686)	(2)
Total	$(107)			$179

As of January 31, 2020, HP expects to reclassify an estimated accumulated other comprehensive gain of $108 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in Accumulated other comprehensive loss based on the change of market rate, and therefore could have different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in the Consolidated Condensed Statements of Earnings for the three months ended January 31, 2020 and 2019 was as follows:

	(Loss) /Gain Recognized in Earnings on Derivatives
	Location	Three months ended January 31, 2020	Three months ended January 31, 2019
		In millions
Foreign currency contracts	Interest and other, net	$(8)	$(40)
Other derivatives	Interest and other, net	5	14
Total		$(3)	$(26)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)

Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of January 31, 2020		As of October 31, 2019
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Current portion of long-term debt	$878	3.7%	$307	3.6%
Notes payable to banks, lines of credit and other	45	0.7%	50	2.0%
	$923		$357

Long-Term Debt

	As of
	January 31, 2020	October 31, 2019
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	$649	$648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	667	667
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	538	538
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	695	695
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
	4,247	4,246
Other borrowings at 0.51%-8.42%, due in calendar years 2020-2027	574	853
Fair value adjustment related to hedged debt	4	4
Unamortized debt issuance cost	(15)	(16)
Current portion of long-term debt	(878)	(307)
Total long-term debt	$3,932	$4,780

(1)	HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.
In December 2019, HP filed a shelf registration statement (the “2019 Shelf Registration Statement”) with the SEC to enable the Company to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants.
As disclosed in Note 8, “Financial Instruments”, HP uses interest rate swaps to mitigate some of the exposure of its debt portfolio to changes in fair value resulting from changes in interest rates by achieving a primarily U.S. dollar LIBOR-based floating interest expense. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.
Commercial Paper
As of January 31, 2020, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Borrowings (Continued)

Credit Facility
As of January 31, 2020, HP maintained a $4.0 billion senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until March 30, 2023. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP’s external credit ratings. As of January 31, 2020, HP was in compliance with the financial covenants in the credit agreement governing the revolving credit facility.
Available Borrowing Resources
As of January 31, 2020, HP had available borrowing resources of $701 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facility discussed above.

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three months ended January 31, 2020, HP executed share repurchases of 34 million shares and settled total shares for $0.7 billion. During the three months ended January 31, 2019, HP executed share repurchases of 32 million shares and settled total shares for $0.7 billion. Share repurchases executed during the three months ended January 31, 2020 and 2019 included 1.3 million and 0.9 million shares settled in February 2020 and February 2019, respectively.
The shares repurchased during the three months ended January 31, 2020 and 2019 were all open market repurchase transactions. On June 19, 2018 and September 30, 2019, HP’s Board of Directors authorized additional $4.0 billion and $5.0 billion, respectively, for future repurchases of its outstanding shares of common stock. As of January 31, 2020, HP had approximately $5.8 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
On February 22, 2020, HP’s Board of Directors increased HP’s share repurchase authorization to $15.0 billion in total.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)

Tax effects related to Other Comprehensive Loss

	Three months ended January 31
	2020	2019
	In millions
Tax effect on change in unrealized components of available-for-sale debt securities:
Tax benefit on unrealized losses arising during the period	$—	$—

Tax effect on change in unrealized components of cash flow hedges:
Tax (provision) benefit on unrealized losses arising during the period	(16)	20
Tax provision on gains reclassified into earnings	10	22
	(6)	42
Tax effect on change in unrealized components of defined benefit plans:
Tax provision on amortization of actuarial loss and prior service benefit	(5)	(3)
Tax provision on curtailments, settlements and other	—	1
	(5)	(2)
Tax effect on change in cumulative translation adjustment	—	—
Tax (provision) benefit on other comprehensive loss	$(11)	$40

Changes and reclassifications related to Other Comprehensive Loss, net of taxes

	Three months ended January 31
	2020	2019
	In millions
Other comprehensive loss, net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	$1	$—

Change in unrealized components of cash flow hedges:
Unrealized gain (losses) arising during the period	44	(87)
Gains reclassified into earnings	(49)	(157)
	(5)	(244)
Change in unrealized components of defined benefit plans:
Amortization of actuarial loss and prior service benefit(1)	15	8
Curtailments, settlements and other	—	(1)
	15	7
Change in cumulative translation adjustment	6	(5)
Other comprehensive gain (loss), net of taxes	$17	$(242)

(1)	These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)

The components of accumulated other comprehensive loss, net of taxes and changes were as follows:

	Three months ended January 31, 2020
	Net unrealized gains on available-for-sale debt securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$9	$172	$(1,410)	$4	$(1,225)
Other comprehensive gain before reclassifications	1	44	—	6	51
Reclassifications of (gain) loss into earnings	—	(49)	15	—	(34)
Balance at end of period	$10	$167	$(1,395)	$10	$(1,208)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended January 31
	2020	2019
	In millions, except per share amounts
Numerator:
Net earnings	$678	$803
Denominator:
Weighted-average shares used to compute basic net EPS	1,454	1,556
Dilutive effect of employee stock plans	6	11
Weighted-average shares used to compute diluted net EPS	1,460	1,567
Net earnings per share:
Basic	$0.47	$0.52
Diluted	$0.46	$0.51
Anti-dilutive weighted-average stock-based compensation awards(1)	9	5

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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of January 31, 2020, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. In their initial complaint, Plaintiffs sought to certify a nationwide collective class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a workforce reduction (“WFR”) plan on or after May 23, 2012 and who were 40 years of age or older. Plaintiffs also sought to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after May 23, 2012.  In November 2016, the plaintiffs amended their complaint, adding new plaintiffs and narrowing the class period for the nationwide collective action to a period that started on December 9, 2014.  On September 20, 2017, the Court granted defendants’ motions to compel arbitration as to the party plaintiffs who signed WFR release agreements, and also stayed the entire case until the arbitrations were completed.  In October 2018, the claims of all 16 arbitration claimants were resolved.  Between November 2018 and April 2019, an additional 154 individuals filed consents to opt‐in to the action as party‐plaintiffs, which brought the total number of named and opt-in plaintiffs to 193.  Of the new opt-ins, 145 signed separation agreements that included class waivers and mandatory arbitration provisions.  The parties have resolved the claims of 142 of those 145 opt-ins, and the remaining three opt-ins who signed separation agreements dismissed their claims without prejudice.  In February 2020, the claims of thirteen additional party plaintiffs were dismissed voluntarily without prejudice, leaving the total number of named and opt-in plaintiffs at 35.  On January 7, 2020, the plaintiffs filed a Third Amended Complaint that seeks to represent (1) a putative nationwide

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)

ADEA collective comprised of all individuals 40 years of age and older who had their employment terminated pursuant to a WFR plan on or after December 9, 2014 and did not sign a Waiver and General Release Agreement in connection with their selection for WFR; and (2) a putative Rule 23 class under California law comprised of all individuals 40 years of age and older who had their employment terminated pursuant to a WFR plan on or after August 18, 2012 and did not sign a Waiver and General Release Agreement in connection with their selection for WFR.  On February 6, 2020, Defendants moved to dismiss the complaint in its entirety.  The stay of the litigation otherwise remains in place.
Jackson, et al. v. HP Inc. and Hewlett Packard Enterprise. This putative nationwide class action was filed on July 24, 2017 in federal district court in San Jose, California. The plaintiffs purport to bring the lawsuit on behalf of themselves and other similarly situated African-Americans and individuals over the age of forty. The plaintiffs allege that the defendants engaged in a pattern and practice of racial and age discrimination in lay-offs and promotions. The plaintiffs filed an amended complaint on September 29, 2017. On January 12, 2018, the defendants moved to transfer the matter to the federal district court in the Northern District of Georgia. The defendants also moved to dismiss the claims on various grounds and to strike certain aspects of the proposed class definition. The Court dismissed the action on the basis of improper venue. On July 23, 2018, the plaintiffs refiled the case in the Northern District of Georgia. On August 9, 2018, the plaintiffs also filed a notice of appeal of the dismissal order with the United States Court of Appeals for the Ninth Circuit. On October 1, 2018, the Georgia court granted the plaintiffs’ unopposed motion to stay and administratively close the Georgia action until the Ninth Circuit appeal is decided.  On February 4, 2020, the parties resolved their claims, and by February 11, 2020, dismissals with prejudice were entered in the Northern District of Georgia action, the Northern District of California action, and the Ninth Circuit appeal.
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
Slingshot Printing LLC Litigation. On June 11, 2019, Slingshot Printing LLC filed three complaints in U.S. District Court in the Western District of Texas alleging HP infringes or has infringed sixteen patents. On September 20, 2019, Slingshot filed a fourth complaint and amended the three earlier complaints, alleging that HP infringes or has infringed thirty-two patents.  On December 12, 2019, Slingshot voluntarily dismissed its allegations as to one patent because it did not own a related patent.  On January 23, 2020, Slingshot filed a fifth complaint, re-asserting the dismissed patent as well as the related patent.  On February 13, 2020, Slingshot voluntarily dismissed its allegations as to another patent, which was asserted in its third complaint. Slingshot is currently asserting a total of 32 patents.  The accused products include inkjet printers, cartridges, and printheads. The complaints seek monetary damages.
Parziale v. HP, Inc. On August 27, 2019, a purported consumer class action was filed against HP arising out of the supplies authentication protocol in certain OfficeJet printers. The complaint, which was filed in the United States District Court for the Northern District of California, captioned Parziale v. HP, Inc., alleges two causes of action under Florida Consumer Protection statutes: (1) violation of the Florida Deceptive and Unfair Trade Practices Act, F.S.A. §§ 501.201 et seq., and (2) violation of the Florida Misleading Advertisement Law, F.S.A. §§ 817.41 et seq. The named plaintiff, a Florida resident who purchased OfficeJet printers in Florida, seeks to represent a nationwide class of “[a]ll United States Citizens who, between the applicable statute of limitations and the present, had an HP Printer that was modified to reject third party ink cartridges or refilled HP ink cartridges.” On October 30, 2019, HP moved to dismiss the complaint. On November 13, 2019, plaintiff filed an amended complaint, adding the following new causes of action to the case: (1) violation of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030 et seq., (2) trespass to chattels, and (3) tortious interference with business relations. Plaintiff seeks certain class relief regarding its complaint, injunctive relief, damages, including punitive damages, and attorneys’ fees. On December 30, 2019, HP moved to dismiss plaintiff’s amended complaint.
Electrical Workers Pension Fund, Local 103, I.B.E.W. v. HP Inc., et al.  This is a putative securities class action filed on February 19, 2020 in federal court for the Northern District of California alleging, among other things, that from February 23, 2017 to October 3, 2019 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business, including the accuracy and reliability of HP’s four-box model to determine the demand for supplies.  Plaintiff seeks compensatory damages and other relief.
Autonomy-Related Legal Matters
Investigations.  As a result of the findings of an ongoing investigation, HP has provided information to the U.K. Serious Fraud Office, the U.S. Department of Justice (“DOJ”) and the SEC related to the accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred prior to and in connection with HP’s acquisition of Autonomy. On January 19, 2015, the U.K. Serious Fraud Office notified HP that it was closing its investigation and had decided to cede jurisdiction of the investigation to the U.S. authorities. On November 14, 2016, the DOJ announced that a federal grand jury indicted Sushovan Hussain, the former CFO of Autonomy. Mr. Hussain was charged with conspiracy to commit wire fraud, securities fraud, and multiple counts of wire fraud. The indictment alleged that Mr. Hussain engaged in a scheme to defraud purchasers and sellers of securities of Autonomy and HP about the true performance of Autonomy’s business, its financial condition, and its prospects for growth. A jury trial commenced on February 26, 2018. On April 30, 2018, the jury found Mr. Hussain guilty of all charges against him. On November 15, 2016, the SEC announced that Stouffer Egan, the former CEO of Autonomy’s U.S.-

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)

based operations, settled charges relating to his participation in an accounting scheme to meet internal sales targets and analyst revenue expectations. On November 29, 2018, the DOJ announced that a federal grand jury indicted Michael Lynch, former CEO of Autonomy, and Stephen Chamberlain, former VP of Finance of Autonomy. Dr. Lynch and Mr. Chamberlain were charged with conspiracy to commit wire fraud and multiple counts of wire fraud. HP is continuing to cooperate with the ongoing enforcement actions.
Autonomy Corporation Limited v. Michael Lynch and Sushovan Hussain. On April 17, 2015, four former HP subsidiaries that became subsidiaries of Hewlett Packard Enterprise at the time of the Separation (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems, Limited, and Autonomy, Inc.) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain. The Particulars of Claim seek damages in excess of $5 billion from Messrs. Lynch and Hussain for breach of their fiduciary duties by causing Autonomy group companies to engage in improper transactions and accounting practices. On October 1, 2015, Messrs. Lynch and Hussain filed their defenses. Mr. Lynch also filed a counterclaim against Autonomy Corporation Limited seeking $160 million in damages, among other things, for alleged misstatements regarding Lynch. The Hewlett Packard Enterprise subsidiary claimants filed their replies to the defenses and the asserted counter-claim on March 11, 2016.  Trial began on March 25, 2019 and was completed in January 2020.  The parties are awaiting a ruling from the Court.
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
HP records tax indemnification receivables from various third parties for certain tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by those same third parties under existing legal agreements. HP records a tax indemnification payable to various third parties under these agreements when management believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. The actual amount that the third parties pay or may be obligated to pay HP could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net payable as of January 31, 2020 and October 31, 2019 were $59 million and $57 million, respectively.
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
HP’s aggregate product warranty liabilities and changes were as follows:

Three months ended January 31, 2020
In millions
Balance at beginning of period	$922
Accruals for warranties issued	245
Adjustments related to pre-existing warranties (including changes in estimates)	(9)
Settlements made (in cash or in kind)	(243)
Balance at end of period	$915

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 14: Leases
HP determines, at lease inception, whether or not an arrangement contains a lease. A significant portion of the operating lease portfolio includes real estate leases. Additionally, HP has identified embedded operating leases within certain outsourced supply chain contracts. Leasing arrangements typically range in terms from 1 to 21 years with varying renewal and termination options. Substantially all of HP’s leases are considered operating leases. Finance leases, short-term leases and sub-lease income were not material as of January 31, 2020 or for the three months ended January 31, 2020.
Lease terms include options to extend or terminate the lease when it is reasonably certain that HP will exercise such options. HP generally considers the economic life of the ROU assets to be comparable to the useful life of similar owned assets. HP’s leases generally do not provide a residual guarantee.
Operating leases are included in Other non-current assets, Other current liabilities and Other non-current liabilities. Finance leases are included in Property, plant and equipment, net, Notes payable and short-term borrowings and Long-term debt in the Condensed Consolidated Balance Sheets.
As most of the leases do not provide an implicit interest rate, HP uses the incremental borrowing rate based on the information available at the commencement date of a lease in determining the present value of lease payments. The incremental borrowing rate is determined based on the rate of interest that HP would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. HP uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate.
HP has elected the practical expedient to combine lease and non-lease components as a single lease element for its real estate leases and certain outsourced supply chain contracts in calculating the ROU assets and lease liabilities. Where HP chooses not to combine the lease and non-lease components, HP allocates contract consideration to the lease and non-lease components based on relative standalone prices.
HP reviews the impairment of the ROU assets consistent with the approach applied for other long-lived assets.
The components of lease expense are as follows:

Three months ended
January 31, 2020
In millions
Operating lease cost	$67
Variable cost	27
Total lease expense	$94

All lease expenses, including variable lease costs, are primarily included in Cost of revenue and Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the use of the facility.
Variable lease expense relates primarily to leased real estate utilized for office space and outsourced warehousing. These costs primarily include adjustments for inflation, payments dependent on a rate or index or usage of asset and common area maintenance charges. These costs are not included in the lease liability and are recognized in the period in which they are incurred.
The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

Three months ended January 31, 2020
In millions
Cash paid for amount included in the measurement of lease liabilities:	$63
Right-of-use assets obtained in exchange of lease liabilities(1):	$27
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 14: Leases (Continued)

Weighted-average information associated with the measurement of our remaining operating lease liabilities is as follows:

As of
January 31, 2020
Weighted-average remaining lease term in years:	7
Weighted-average discount rate	2.3%

The following maturity analysis presents expected undiscounted cash outflows for operating leases on an annual basis for the next five years, with the exception of 2020, which presents the expected undiscounted cash outflows for operating leases for the remaining nine months of the year.

Fiscal year	In millions
2020	$218
2021	219
2022	175
2023	140
2024	113
Thereafter	425
Total lease payments	1,290
Less: Imputed interest	(115)
Total lease liabilities	$1,175
The following table, which was included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, depicts gross minimum rental commitments under non-cancelable leases for real estate, personal property leases, sublease income commitments and operating lease commitments at October 31, 2019.

Fiscal year	In millions
Less than 1 year	$284
1-3 years	399
3-5 years	262
More than 5 years	395
Total (1)	$1,340
(1) Amount represents operating lease obligations, net of total sublease income of $130 million.
There were no material operating leases that HP had entered into and that were yet to commence as of January 31, 2020.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 15: Subsequent Events
On February 20, 2020, HP’s Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of our common stock to shareholders of record on March 2, 2020.  The dividend distribution was made on March 2, 2020. Each right will allow its holder to purchase from HP one one-hundredth of a share of Series A Junior Participating Preferred stock, par value $0.01 per share, for an exercise price of $100, once the rights become exercisable. In the event that a person or group acquires beneficial ownership of 20% or more of our then outstanding common stock, subject to certain exceptions, each right would entitle its holder (other than such person or members of such group) to purchase additional shares of our common stock at a substantial discount to the public market price. In addition, at any time after a person or group acquires 20% or more of our outstanding common stock (unless such person or group acquires 50% or more), The Board may exchange one share of our common stock for each outstanding right (other than rights owned by such person or group, which would have become void). If HP is acquired in a merger or other business combination after an acquiring person acquires 20% or more of HP’s common stock, each holder of the rights would thereafter have the right to purchase, at a substantial discount to the public market price, a number of shares of common stock of the acquiring corporation. The Board may redeem the rights for $0.01 per right, subject to adjustment, at any time before any person or group becomes an Acquiring Person (as defined in the Rights Agreement, dated as of February 20, 2020). The rights will expire on February 20, 2021.
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

•
Results of Operations.  An analysis of our operations financial results comparing the three months ended January 31, 2020 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.

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

•
In Printing, our strategic focus is on contractual solutions and graphics, as well as expanding our footprint in the 3D printing & digital manufacturing marketplace. In contractual solutions, we have a continued focus on Managed Print Services (“MPS”) and Instant Ink. In graphics, we offer a broad solutions portfolio to address multiple segments and applications in the graphics industry.

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

•
In Printing, a competitive pricing environment, including from non-original supplies (which includes imitation, refill or remanufactured alternatives), and a weakened market in certain geographies with associated pricing sensitivity of our customers present challenges. We also face challenges in Printing, primarily in EMEA, due to our multi-tier distribution network, including limiting grey marketing and the potential misuse of pricing programs. We also obtain many Printing components from single sources due to technology, availability, price, quality or other considerations. For instance, we source the majority of our A4 and a portion of our A3 portfolio of laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement.

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
To address these challenges, we continue to pursue innovation with a view towards developing new products and services aligned with generating market demand and meeting the needs of our customers and partners. In addition, we continue to work on improving our operations and adapting our business models, with a particular focus on enhancing our end-to-end processes, analytics and efficiencies. We also continue to work on optimizing our sales coverage models, aligning our sales incentives with our strategic goals, improving channel execution and inventory management, strengthening our capabilities in our areas of strategic focus, strengthening our pricing discipline and developing and capitalizing on market opportunities.
Specifically, in October 2019, we announced cost-reduction and operational efficiency initiatives intended to simplify the way we work, move closer to our customers and facilitate specific investment in our business. These were further updated in February 2020. These efforts include transforming our operating model to integrate our sales force into a single commercial organization and reducing structural costs across the Company through our restructuring plan approved in September 2019 (the “Fiscal 2020 Plan”). We expect to invest some of the savings from these efforts across our businesses, including investing to build our digital capabilities. Over time, we expect these investments will make us more efficient and allow us to advance our positions in Personal Systems and Printing, while also disrupting new industries where we see attractive medium to long-term growth opportunities. However, the rate at which we are able to invest in our business and the returns that we are able to achieve from these investments will be affected by many factors, including the efforts to address the execution, industry and macroeconomic challenges facing our business as discussed above. As a result, we may experience delays in the anticipated timing of activities related to these efforts, and the anticipated benefits of these efforts may not materialize.
The recent novel coronavirus (COVID-19) outbreak has impacted and could further impact our operations and the operations of our manufacturing partners and suppliers as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. While we expect this to be temporary, there is uncertainty around its duration and its broader impact.

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
Unsolicited Exchange Offer
On March 2, 2020, Xerox Holdings Corporation (“Xerox”) commenced an unsolicited exchange offer for all outstanding shares of HP’s common stock (the “Offer”). Xerox previously nominated candidates for election to HP’s Board of Directors (the “Board”) at HP’s 2020 annual meeting of stockholders. After careful consideration of the Offer in consultation with HP’s independent outside financial and legal advisors, the Board determined that the Offer is not in the best interest of HP’s stockholders and recommended that HP stockholders reject the Offer and not tender their shares into the Offer. On March 5, 2020, we filed a solicitation/recommendation statement on Schedule 14D-9 with the SEC containing the Board’s recommendation.  In response to Xerox’s actions, HP has incurred, and expects to incur in the future, significant costs.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part I of this report as well as in Item 1A of Part II in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Our management believes that there have been no significant changes during the three months ended January 31, 2020 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, except as mentioned previously in “Note 1: Basis of Presentation”.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2020		2019
	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$14,618	100.0%	$14,710	100.0%
Cost of revenue	(11,746)	(80.4)%	(12,098)	(82.2)%
Gross profit	2,872	19.6%	2,612	17.8%
Research and development	(400)	(2.7)%	(344)	(2.3)%
Selling, general and administrative	(1,290)	(8.8)%	(1,248)	(8.6)%
Restructuring and other charges	(291)	(2.0)%	(55)	(0.4)%
Acquisition-related charges	—	—%	(10)	—%
Amortization of intangible assets	(26)	(0.2)%	(29)	(0.2)%
Earnings from operations	865	5.9%	926	6.3%
Interest and other, net	13	0.1%	(26)	(0.2)%
Earnings before taxes	878	6.0%	900	6.1%
Provision for taxes	(200)	(1.4)%	(97)	(0.6)%
Net earnings	$678	4.6%	$803	5.5%
Net Revenue
For the three months ended January 31, 2020, total net revenue decreased 1% (increased 1% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 1% to $4.9 billion, while net revenue from international operations remained flat at $9.7 billion. The decrease in total net revenue was primarily driven by decline in Supplies and unfavorable foreign currency impacts, partially offset by growth in Notebooks, Desktops and Workstations.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months ended January 31, 2020, our gross margin increased by 1.8 percentage points, as compared to the prior-year period, primarily due to higher rate in Personal Systems driven by lower supply chain costs.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense increased 16.3% for the three months ended January 31, 2020, as compared to the prior-year period, primarily due to continuing investments in innovation and key growth initiatives.
Selling, General and Administrative (“SG&A”)
SG&A expense increased 3.4% for the three months ended January 31, 2020, as compared to the prior-year period, primarily driven by investments in key growth initiatives and go-to-market in Personal Systems.
Restructuring and Other Charges
Restructuring and other charges for the three months ended January 31, 2020 relate primarily to the Fiscal 2020 Plan.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended January 31, 2020 relates primarily to intangible assets resulting from the acquisitions of Samsung’s printer business and the Apogee group.
Interest and Other, Net

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Interest and other, net expense decreased by $39 million for the three months ended January 31, 2020, as compared to the prior-year period, primarily driven by Net Periodic Post-retirement Benefit Cost.
Provision for Taxes
Our effective tax rate was 22.8% and 10.8% for the three months ended January 31, 2020 and 2019, respectively. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three months ended January 31, 2020 is primarily due to the accrual of uncertain tax positions in various jurisdictions, partially offset by favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. For the three months ended January 31, 2019, our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world.
During the three months ended January 31, 2020, we recorded $7 million of net tax benefits related to discrete items in the provision for taxes. This amount included tax benefits of $48 million and $7 million related to restructuring and other net tax benefits, respectively. These benefits were partially offset by uncertain tax position charges of $48 million. For the period ended January 31, 2020, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
During the three months ended January 31, 2019, we recorded $9 million of net tax benefits related to discrete items in the provision for taxes. We completed our analysis of the full impact of TCJA as of January 31, 2019, and recorded tax benefit of $21 million related to final tax reform adjustments and a tax benefit of $12 million related to restructuring. These benefits were partially offset by uncertain tax position charges of $20 million and other tax charges of $4 million.

Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

Personal Systems

	Three months ended January 31
	2020	2019	% Change
	Dollars in millions
Net revenue	$9,892	$9,657	2.4%
Earnings from operations	$662	$410	61.5%
Earnings from operations as a % of net revenue	6.7%	4.2%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change(1)
	2020	2019
	Dollars in millions		Percentage Points
Notebooks	$5,974	$5,919	0.6
Desktops	2,923	2,857	0.7
Workstations	594	562	0.3
Other	401	319	0.8
Total Personal Systems	$9,892	$9,657	2.4

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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Three months ended January 31, 2020 compared with three months ended January 31, 2019
Personal Systems net revenue increased 2.4% (increased 3.8% on a constant currency basis) for the three months ended January 31, 2020 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks, Desktops and Workstations, partially offset by unfavorable foreign currency impacts. The net revenue increase was driven by a 3.9% increase in unit volume, partially offset by 1.4% decrease in average selling prices (“ASPs”), as compared to the prior-year period. The increase in unit volume was primarily due to increase in Desktops, Notebooks and Workstations. The decrease in ASPs was due to lower pricing and unfavorable currency impacts, partially offset by positive mix shifts.
Commercial revenue increased 7.5% primarily driven by higher unit volume partially offset by decrease in ASPs and Consumer revenue decreased 6.5% primarily driven by decrease in ASPs and lower unit volume, respectively, for the three months ended January 31, 2020 as compared to the prior-year period.
Net revenue increased 0.9% in Notebooks, 2.3% in Desktops and 5.7% in Workstations as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue increased 2.5 percentage points for the three months ended January 31, 2020 as compared to the prior-year period. The increase was primarily due to an increase in gross margin partially offset by an increase in operating expenses. The increase in gross margin was primarily due to lower supply chain costs, partially offset by lower ASPs. Operating expenses as a percentage of net revenue increased primarily due to increased investments in key growth initiatives.

Printing

	Three months ended January 31
	2020	2019	% Change
	Dollars in millions
Net revenue	$4,724	$5,056	(6.6)%
Earnings from operations	$754	$821	(8.2)%
Earnings from operations as a % of net revenue	16.0%	16.2%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended January 31
	Net Revenue		Weighted Net Revenue Change(1)
	2020	2019
	Dollars in millions		Percentage Points
Supplies	$3,041	$3,267	(4.5)
Commercial Hardware	1,076	1,090	(0.3)
Consumer Hardware	607	699	(1.8)
Total Printing	$4,724	$5,056	(6.6)

(1) Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended January 31, 2020 compared with three months ended January 31, 2019
Printing net revenue decreased 6.6% (decreased 5.8% on a constant currency basis) for the three months ended January 31, 2020 as compared to the prior-year period. The decline in net revenue was primarily driven by a decline in Supplies, Consumer Hardware revenue and unfavorable foreign currency impacts. Net revenue for Supplies decreased 6.9% as compared to the prior-year period, primarily due to demand weakness. Printer unit volume decreased 10.4% compared to the prior-year period. The decrease in printer unit volume was primarily driven by unit decreases in both Consumer and Commercial Hardware.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net revenue for Commercial Hardware decreased by 1.3% as compared to the prior-year period, primarily due to a 11.5% decrease in printer volume and partially offset by an increase in ASPs by 3.8%. The unit volume decline in Commercial Hardware was primarily due to weakness in demand and our strategy to rebalance our portfolio to a higher profit customer mix. The increase in ASPs was driven by increased rate, partially offset by unfavorable foreign currency impacts.
Net revenue for Consumer Hardware decreased 13.2% as compared to the prior-year period due to a decrease in printer unit volume by 10.2% and 3.5% decrease in ASPs. The unit volume decrease was driven by InkJet Home Consumer business and LaserJet Home business. The decrease in ASPs was primarily due to unfavorable foreign currency impacts.
Printing earnings from operations as a percentage of net revenue decreased by 0.2 percentage points for the three months ended January 31, 2020 as compared to the prior-year period, primarily due to lower Supplies revenue.
Corporate Investments
The loss from operations in Corporate Investments for the three months ended January 31, 2020 was primarily due to expenses associated with our incubation projects.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. We believe that current cash, cash flow from operating activities, new borrowings, available commercial paper authorization and credit facility will be sufficient to meet HP’s operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and post-retirement funding requirements, authorized share repurchases and annual dividend payments. Additionally, in the event that suitable businesses are available for acquisition that offer good return opportunities, the Company may obtain all or a portion of the financing for these acquisitions through additional borrowings. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part I of this report as well as in Item 1A of Part II in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 and the market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this report, which are incorporated herein by reference.
On February 22, 2020, HP’s Board of Directors increased HP’s share repurchase authorization to $15.0 billion. HP’s Board of Directors also authorized a capital return program that will target the return of approximately $16.0 billion to HP shareholders using share repurchases and dividends during fiscal 2020 to fiscal 2022. We expect this capital return program to include the repurchase of at least $8.0 billion of HP shares in the twelve months following HP’s 2020 annual meeting.
Our cash and cash equivalents balances are held in numerous locations throughout the world. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed. Amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs and may from time to time be distributed to the United States. The TCJA made significant changes to the U.S. tax law, including a one-time transition tax on accumulated foreign earnings. The payments associated with this one-time transition tax will be paid over eight years and began in fiscal year 2019. We expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. income tax consequences upon a subsequent repatriation to the United States as a result of the transition tax on accumulated foreign earnings. However, a portion of this cash may still be subject to foreign income tax or withholding tax consequences upon repatriation. As we evaluate the future cash needs of our operations, we may revise the amount of foreign earnings considered to be permanently reinvested in our foreign subsidiaries and how to utilize such funds, including reducing our gross debt level, or other uses.
Liquidity
Our key cash flow metrics were as follows:

	Three months ended January 31
	2020	2019
	In millions
Net cash provided by operating activities	$1,285	$862
Net cash used in investing activities	(498)	(318)
Net cash used in financing activities	(1,119)	(2,343)
Net decrease in cash and cash equivalents	$(332)	$(1,799)
Operating Activities

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Compared to the corresponding period in fiscal year 2019, net cash provided by operating activities increased by $0.4 billion for the three months ended January 31, 2020, primarily due to working capital management activities.
Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	January 31, 2020	October 31, 2019	Change	January 31, 2019	October 31, 2018	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	30	35	(5)	31	30	1	(1)
Days of supply in inventory (“DOS”)	38	41	(3)	42	43	(1)	(4)
Days of purchases outstanding in accounts payable (“DPO”)	(98)	(107)	9	(108)	(105)	(3)	10
Cash conversion cycle	(30)	(31)	1	(35)	(32)	(3)	5
January 31, 2020 as compared to January 31, 2019
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
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The decrease in DOS was primarily due to focus on inventory management.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The decrease in DPO was primarily due to lower inventory purchasing volume.
Investing Activities
Compared to the corresponding period in fiscal year 2019, net cash used in investing activities increased by $0.2 billion for the three months ended January 31, 2020, primarily due to an increase in investments classified as available-for-sale investments within Other current assets of $0.6 billion, partially offset by lower net payments for acquisitions of $0.4 billion.
Financing Activities
Compared to the corresponding period in fiscal year 2019, net cash used in financing activities decreased by $1.2 billion for the three months ended January 31, 2020, primarily due to lower payment of debt and commercial paper.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Outstanding borrowings decreased to $4.9 billion as of January 31, 2020 as compared to $5.1 billion as of October 31, 2019, bearing weighted-average interest rates of 4.6% and 4.6% for January 31, 2020 and October 31, 2019, respectively.
Our weighted-average interest rate reflects the effective rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 8, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of January 31, 2020, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, which will be available until March 30, 2023 and is primarily to support the issuance of commercial paper. Funds borrowed under this revolving credit facility may also be used for general corporate purposes.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Available Borrowing Resources
We had the following resources available to obtain short or long-term financing in addition to the commercial paper and revolving credit facilities discussed above:

As of January 31, 2020
In millions
2019 Shelf Registration Statement	Unspecified
Uncommitted lines of credit	$701
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

CONTRACTUAL AND OTHER OBLIGATIONS
Retirement and Post-Retirement Benefit Plan Contributions
As of January 31, 2020, we anticipate making contributions for the remainder of fiscal year 2020 of approximately $63 million to our non-U.S. pension plans, $29 million to cover benefit payments to U.S. non-qualified pension plan participants and $5 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
As a result of our approved restructuring plans, including the Fiscal 2020 Plan, we expect to make future cash payments of approximately $1.0 billion. We expect to make future cash payments of $477 million in fiscal year 2020 with remaining cash payments through fiscal year 2023. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of January 31, 2020, we had approximately $581 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Payment of one-time transition taxes under the TCJA
The TCJA made significant changes to U.S. tax law resulting in a one-time gross transition tax of $3.0 billion on accumulated foreign earnings. We expect the actual cash payments for the tax to be much lower as we expect to reduce the overall liability by more than half once existing and future credits and other balance sheet attributes are used. The payments associated with this one-time transition tax will be paid over eight years which began fiscal year 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HP, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. Our exposure to market risk has not changed materially since October 31, 2019.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. Other than the risk factors set forth below, there have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.
Risks related to our business
Our business could be negatively affected as a result of an unsolicited tender offer and threatened proxy contest.

On January 23, 2020, Xerox delivered a letter to us nominating 11 director candidates for election to HP’s Board of Directors at our 2020 annual meeting of stockholders (the “2020 Annual Meeting”) in opposition to the nominees proposed by our Board. It is possible that Xerox-nominated directors could constitute a majority of the Board following the 2020 Annual Meeting.  On March 2, 2020, Xerox launched an unsolicited tender offer for all of our outstanding shares of common stock for $18.40 in cash and 0.149 Xerox shares for each of our shares. After careful consideration of the Offer in consultation with HP’s independent outside financial and legal advisors, the Board determined that the Offer is not in the best interest of HP’s stockholders and recommended that HP stockholders reject the Offer and not tender their shares into the Offer. On March 5, 2020, we filed a solicitation/recommendation statement on Schedule 14D-9 with the SEC containing the Board’s recommendation.

These events have required us, and may continue to require us, to incur significant legal fees and proxy solicitation expenses, and have required, and may continue to require, significant time and attention by management and the Board. Further, any perceived uncertainties among current and potential customers, clients, suppliers, employees and other constituencies as to our future direction as a consequence of these events may result in lost sales and the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. Actions that our Board has taken, and may take in the future, in response to any offer, proxy contest and related actions by Xerox or any other offer or proposal may result in litigation against us. These lawsuits may be a significant distraction for our management and employees and may require us to incur significant costs. Moreover, if determined adversely to us, these lawsuits could harm our business and have a material adverse effect on our results of operations.

We believe the future trading price of our common stock could be subject to wide price fluctuations based on uncertainty associated with the Offer and the related proxy contest. If Xerox consummates the Offer with the result that it becomes the owner of additional shares of our common stock or if Xerox’s nominees are elected such that they constitute a majority of our Board , then additional consequences are likely to follow that could have a material adverse effect on our business, operating results or financial condition, the value of our shares of common stock or stockholders’ interests in the Company.

The shareholder rights plan adopted by our Board may impair a takeover attempt.

On February 20, 2020, our Board adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of our common stock to stockholders of record on March 2, 2020.  The dividend distribution was made on March 2, 2020.  In the event that a person or group acquires beneficial ownership of 20% or more of our then outstanding common stock, subject to certain exceptions, each right would entitle its holder (other than such person or members of such group) to purchase additional shares of our common stock at a substantial discount to the public market price.  In addition, at any time after a person or group acquires 20% or more of our outstanding common stock (unless such person or group acquires 50% or more), the Board may exchange one share of our common stock for each outstanding right (other than rights owned by such person or group, which would have become void).  The shareholder rights plan could make it more difficult for a third party to acquire the Company or a large block of our common stock without the approval of our Board.  The rights will expire on February 20, 2021.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases during the three months ended January 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
November 2019	7,452	$19.16	7,452	$6,355,801
December 2019	13,423	$20.33	13,423	$6,082,973
January 2020	12,931	$21.28	12,931	$5,807,764
Total	33,806		33,806
On June 19, 2018, HP’s Board of Directors authorized $4.0 billion for future repurchases of its outstanding shares of common stock. On September 30, 2019, the Board of Directors authorized an additional $5.0 billion for future repurchases of its outstanding shares of common stock. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. HP intends to use repurchases from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. All share repurchases settled in the first quarter of fiscal year 2020 were open market transactions. As of January 31, 2020, HP had approximately $5.8 billion remaining under the share repurchase authorizations.
Furthermore, on February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total, and HP expects to repurchase at least $8.0 billion of HP’s shares in the twelve months following its 2020 annual meeting.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Effective as of February 28, 2020, the Company adopted an Amended and Restated Severance and Long-Term Incentive Change in Control Plan for Executive Officers (the “SPEO”). The material terms of the SPEO are described below, which summary is qualified in its entirety by the terms of the SPEO, a copy of which is filed as Exhibit 10(p)(p) hereto.
All employees of the Company who are executive officers of the Company within the meaning of Section 16 of the Securities and Exchange Act of 1934, as amended or who are members of the Company’s Executive Leadership Team are eligible to participate in the SPEO. Under the SPEO, participants who incur an involuntary termination not for cause not in connection with a change in control and who execute a full and effective release of claims following such termination are eligible to receive severance benefits in an amount determined as a multiple of base pay, plus the average of the actual annual incentives paid for the three full fiscal years most recently completed (or, in the case of a participant who has not received three full fiscal year annual bonuses at his or her current seniority level as of the date of termination, the participant’s applicable target annual incentive opportunity for the year of termination). In the case of participants in the Executive 1 and Executive 2 bands, the multiplier is 1.5 and 1.0, respectively. In the case of the Company’s Chief Executive Officer, the multiplier is 2.0. In addition to the cash severance benefit, SPEO participants are eligible for (a) a pro-rata annual incentive for the year of termination based on actual performance results, at the discretion of the HR and Compensation Committee of the Board of Directors of the Company, (b) pro-rata vesting of unvested equity awards (and for performance-based equity awards, only if any applicable performance conditions have been satisfied at the end of the applicable performance period), with any vested stock options to remain exercisable for one year following termination (subject to earlier expiration), (c) payment of a lump-sum health-benefit stipend of an amount equal to the excess of 18 months’ COBRA premiums for continued group medical coverage for the participant and his or her eligible dependents over the amount payable by an active employee for such coverage, and (d) any accrued but unpaid annual bonus for a completed fiscal year.
Upon a participant’s involuntary termination not for cause or voluntary termination for good reason within 24 months after a change in control, and subject to the participant’s execution of a full and effective release of claims following such termination, the SPEO provides for the cash severance payment, health benefit stipend and accrued but unpaid annual bonus a completed fiscal year as described above, as well as (x) a pro-rata annual incentive for the year of termination based on target levels of performance, and (y) full vesting of unvested equity awards that are assumed or replaced in the change in control, with performance-based awards that remain subject to performance criteria as of the date of the qualifying termination vesting based on target levels. Any equity awards that are not assumed or replaced in connection with a change in control would vest in full upon the change in control, with performance-based awards that remain subject to performance criteria as of the date of the change in control vesting based on target levels.
In the event of any dispute under the SPEO relating to a participant’s termination of employment within 24 months following a change in control, the Company will reimburse all related legal fees and expenses reasonably incurred by the participant if claims are brought in good faith.
The participation of the Company’s executive officers in the SPEO is subject to the terms of the HP Severance Policy for Senior Executives (the “HP Severance Policy”), whereby the total benefit provided pursuant to the SPEO may not exceed 2.99 times the sum of the executive officer’s base pay plus target annual incentive as in effect immediately prior to termination of employment, subject to certain exceptions. A more complete description of the HP Severance Policy is set forth in the Company’s Amendment No. 1 on Form 10-K/A filed with the SEC on February 27, 2020.
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

HP INC.
/s/ STEVE FIELER
Steve Fieler Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: March 5, 2020

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(d)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	February 7, 2019
3(f)	Certificate of Designations of Series A Junior Participating Preferred Stock of HP Inc.	8-K	001-04423	3.1	February 20, 2020
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-21516	4.2	December 15, 2016
4(c)	Form of Registrant’s 3.750% Global Note due December 1, 2020 and form of related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	December 2, 2010
4(d)	Form of Registrant’s 4.300% Global Note due June 1, 2021 and form of related Officers’ Certificate.	8-K	001-04423	4.5 and 4.6	June 1, 2011
4(e)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(f)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(g)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012
4(h)	Specimen certificate for the Registrant’s common stock.	8-K/A	001-04423	4.1	June 23, 2006
4(i)	First Supplemental Indenture, dated as of March 26, 2018, to the Indenture, dated as of June 1, 2000, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04423	4(j)	June 5, 2018
4(j)	Description of HP Inc.’s securities.	10-K	001-04423	4(j)	December 12, 2019
4(k)	Rights Agreement, dated as of February 20, 2020, between HP Inc. and Equiniti Trust Company, as rights agent, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-04423	4.1	February 20, 2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Registrant’s 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant’s Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant’s Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(k)	Form of Option Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(1)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-K	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-K	001-04423	10(e)(e)(e)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	8-K	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
10(j)(j)
Second Amended and Restated Five-Year Credit Agreement, dated as of April 2, 2014, as Amended and Restated as of November 1, 2015, among the Registrant, the lenders named therein and Citibank, N.A., as administrative processing agent and co-administrative agent, and JPMorgan Chase Bank, N.A., as co-administrative agent.**
		10-Q	001-04423	10(j)(j)	June 5, 2018
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
		10-Q	001-04423	10(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(m)(m)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(n)(n)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(p)(p)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective February 28, 2020.*†
10(q)(q)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(t)(t)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(u)(u)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(v)(v)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(w)(w)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(x)(x)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(y)(y)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(z)(z)	March 2, 2017
10(z)(z)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017
10(a)(a)(a)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(b)(b)(b)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(c)(c)(c)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(d)(d)(d)	March 1, 2018
10(d)(d)(d)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(e)(e)(e)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(f)(f)(f)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(g)(g)(g)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(h)(h)(h)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10(j)(j)(j)	March 5, 2019
10(i)(i)(i)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
10(j)(j)(j)	Form of Grant Agreement for grants of restricted stock units (for use from July 1, 2019).*	10-Q	001-04423	10(l)(l)(l)	August 29, 2019
10(k)(k)(k)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(m)(m)(m)	December 12, 2019
10(l)(l)(l)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(n)(n)(n)	December 12, 2019
10(m)(m)(m)	Form of Grant Agreement for grants of stock options for directors (for use from January 15, 2020).*†
10(n)(n)(n)	Form of Grant Agreement for grants of restricted stock units for directors (for use from January 15, 2020).*†
10(o)(o)(o)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*†
10(p)(p)(p)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*†
10(q)(q)(q)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2019).*†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, formatted in Inline XBRL.‡

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