Form 10-Q
period 2020-04-30
HP INC
filed 2020-06-05
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP common stock outstanding as of April 30, 2020 was 1,429,956,853 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended April 30, 2020
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements based on current expectations and assumptions that involve risks and uncertainties. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of HP Inc. and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any statements regarding the potential impact of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the situation; projections of net revenue, margins, expenses, effective tax rates, net earnings, net earnings per share, cash flows, benefit plan funding, deferred taxes, share repurchases, foreign currency exchange rates or other financial items; any projections of the amount, timing or impact of cost savings or restructuring and other charges, planned structural cost reductions and productivity initiatives; any statements of the plans, strategies and objectives of management for future operations, including, but not limited to, our business model and transformation, our sustainability goals, our go-to-market strategy, the execution of restructuring plans and any resulting cost savings, net revenue or profitability improvements or other financial impacts; any statements concerning the expected development, performance, market share or competitive performance relating to products or services; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on HP and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief, including with respect to the timing and expected benefits of acquisitions and other business combination and investment transactions; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can also generally be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will,” “would,” “could,” “can,” “may,” and similar terms. Risks, uncertainties and assumptions include factors relating to the effects of the COVID-19 pandemic and the actions by governments, businesses and individuals in response to the situation, the effects of which may give rise to or amplify the risks associated with many of these factors listed here; HP’s ability to execute on its strategic plan, including the recently announced initiatives, business model changes and transformation; execution of planned structural cost reductions and productivity initiatives; HP’s ability to complete any contemplated share repurchases, other capital return programs or other strategic transactions; the need to address the many challenges facing HP’s businesses; the competitive pressures faced by HP’s businesses; risks associated with executing HP’s strategy and business model changes and transformation; successfully innovating, developing and executing HP’s go-to-market strategy, including online, omnichannel and contractual sales, in an evolving distribution and reseller landscape; the development and transition of new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; successfully competing and maintaining the value proposition of HP’s products, including supplies; the need to manage third-party suppliers, manage HP’s global, multi-tier distribution network, limit potential misuse of pricing programs by HP’s channel partners, adapt to new or changing marketplaces and effectively deliver HP’s services; challenges to HP’s ability to accurately forecast inventories, demand and pricing, which may be due to HP’s multi-tiered channel, sales of HP’s products to unauthorized resellers or unauthorized resale of HP’s products; integration and other risks associated with business combination and investment transactions; the results of the restructuring plans, including estimates and assumptions related to the cost (including any possible disruption of HP’s business) and the anticipated benefits of the restructuring plans; the protection of HP’s intellectual property assets, including intellectual property licensed from third parties; the hiring and retention of key employees; the impact of macroeconomic and geopolitical trends and events; risks associated with HP’s international operations; the execution and performance of contracts by HP and its suppliers, customers, clients and partners; disruptions in operations from system security risks, data protection breaches, cyberattacks, extreme weather conditions, medical epidemics or pandemics such as the COVID-19 pandemic, and other natural or manmade disasters or catastrophic events; the impact of changes in tax laws; potential liabilities and costs from pending or potential investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part II of this report as well as in Item 1A “Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 and that are otherwise described or updated from time to time in HP’s other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this report are made as of the date of this filing and HP assumes no obligation and does not intend to update these forward-looking statements.

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2020	2019	2020	2019
	In millions, except per share amounts
Net revenue	$12,469	$14,036	$27,087	$28,746
Costs and expenses:
Cost of revenue	9,976	11,307	21,722	23,405
Research and development	338	353	738	697
Selling, general and administrative	1,216	1,339	2,506	2,587
Restructuring and other charges	81	69	372	124
Acquisition-related charges	3	11	3	21
Amortization of intangible assets	29	29	55	58
Total costs and expenses	11,643	13,108	25,396	26,892
Earnings from operations	826	928	1,691	1,854
Interest and other, net	—	(45)	13	(71)
Earnings before taxes	826	883	1,704	1,783
Provision for taxes	(62)	(101)	(262)	(198)
Net earnings	$764	$782	$1,442	$1,585

Net earnings per share:
Basic	$0.53	$0.51	$1.00	$1.03
Diluted	$0.53	$0.51	$0.99	$1.02

Weighted-average shares used to compute net earnings per share:
Basic	1,435	1,529	1,444	1,543
Diluted	1,440	1,536	1,450	1,551
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended April 30		Six months ended April 30
	2020	2019	2020	2019
	In millions
Net earnings	$764	$782	$1,442	$1,585
Other comprehensive income (loss) before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized losses arising during the period	(2)	—	(1)	—
Losses reclassified into earnings	—	3	—	3
	(2)	3	(1)	3
Change in unrealized components of cash flow hedges:
Unrealized gains arising during the period	231	198	291	91
(Gains) losses reclassified into earnings	(53)	6	(112)	(173)
	178	204	179	(82)
Change in unrealized components of defined benefit plans:
Losses arising during the period	(1)	(4)	(1)	(4)
Amortization of actuarial loss and prior service benefit	21	12	41	23
Curtailments, settlements and other	1	1	1	(1)
	21	9	41	18
Change in cumulative translation adjustment	(17)	13	(11)	8
Other comprehensive income (loss) before taxes	180	229	208	(53)
Provision for taxes	(22)	(42)	(33)	(2)
Other comprehensive income (loss), net of taxes	158	187	175	(55)
Comprehensive income	$922	$969	$1,617	$1,530
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	April 30, 2020	October 31, 2019
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$4,054	$4,537
Accounts receivable, net	5,146	6,031
Inventory	6,354	5,734
Other current assets	4,106	3,875
Total current assets	19,660	20,177
Property, plant and equipment, net	2,714	2,794
Goodwill	6,370	6,372
Other non-current assets	5,029	4,124
Total assets	$33,773	$33,467
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$1,551	$357
Accounts payable	14,195	14,793
Other current liabilities	9,530	10,143
Total current liabilities	25,276	25,293
Long-term debt	3,941	4,780
Other non-current liabilities	5,299	4,587
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,430 and 1,458 shares issued and outstanding at April 30, 2020 and October 31, 2019, respectively)	14	15
Additional paid-in capital	926	835
Accumulated deficit	(633)	(818)
Accumulated other comprehensive loss	(1,050)	(1,225)
Total stockholders’ deficit	(743)	(1,193)
Total liabilities and stockholders’ deficit	$33,773	$33,467
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six months ended April 30
	2020	2019
	In millions
Cash flows from operating activities:
Net earnings	$1,442	$1,585
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	396	349
Stock-based compensation expense	172	173
Restructuring and other charges	372	124
Deferred taxes on earnings	114	118
Other, net	153	113
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	856	(103)
Inventory	(645)	362
Accounts payable	(518)	(963)
Net investment in leases	(85)	—
Taxes on earnings	(149)	—
Restructuring and other	(337)	(79)
Other assets and liabilities	(996)	44
Net cash provided by operating activities	775	1,723
Cash flows from investing activities:
Investment in property, plant and equipment	(347)	(303)
Proceeds from sale of property, plant and equipment	3	—
Purchases of available-for-sale securities and other investments	(303)	(69)
Maturities and sales of available-for-sale securities and other investments	303	754
Collateral posted for derivative instruments	—	(32)
Collateral returned for derivative instruments	—	32
Payment made in connection with business acquisitions, net of cash acquired	(36)	(404)
Net cash used in investing activities	(380)	(22)
Cash flows from financing activities:
Payments of short-term borrowings with original maturities less than 90 days, net	613	(856)
Proceeds from short-term borrowings with original maturities greater than 90 days	11	—
Proceeds from debt, net of issuance costs	58	64
Payment of debt	(126)	(538)
Stock-based award activities	(112)	(76)
Repurchase of common stock	(814)	(1,411)
Cash dividends paid	(508)	(494)
Net cash used in financing activities	(878)	(3,311)
Decrease in cash and cash equivalents	(483)	(1,610)
Cash and cash equivalents at beginning of period	4,537	5,166
Cash and cash equivalents at end of period	$4,054	$3,556
Supplemental schedule of non-cash activities:
Purchase of assets under finance leases	$19	$165
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance January 31, 2019	1,539,372	$15	$666	$(1,431)	$(1,087)	$(1,837)
Net earnings				782		782
Other comprehensive income, net of taxes					187	187
Comprehensive income						969
Issuance of common stock in connection with employee stock plans and other	765		5			5
Repurchases of common stock	(33,845)		(14)	(679)		(693)
Cash dividends				3		3
Stock-based compensation expense			66			66
Balance April 30, 2019	1,506,292	$15	$723	$(1,325)	$(900)	$(1,487)

Balance January 31, 2020	1,433,346	$14	$866	$(1,306)	$(1,208)	$(1,634)
Net earnings				764		764
Other comprehensive income, net of taxes					158	158
Comprehensive income						922
Issuance of common stock in connection with employee stock plans and other	954					—
Repurchases of common stock	(4,343)		(3)	(94)		(97)
Cash dividends				3		3
Stock-based compensation expense			63			63
Balance April 30, 2020	1,429,957	$14	$926	$(633)	$(1,050)	$(743)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2018	1,560,270	$16	$663	$(473)	$(845)	$(639)
Net earnings				1,585		1,585
Other comprehensive loss, net of taxes					(55)	(55)
Comprehensive income						1,530
Issuance of common stock in connection with employee stock plans and other	12,144		(86)			(86)
Repurchases of common stock	(66,122)	(1)	(27)	(1,381)		(1,409)
Cash dividends ($0.32 per common share)				(493)		(493)
Stock-based compensation expense			173			173
Adjustment for adoption of accounting standards				(563)		(563)
Balance April 30, 2019	1,506,292	$15	$723	$(1,325)	$(900)	$(1,487)

Balance October 31, 2019	1,457,719	$15	$835	$(818)	$(1,225)	$(1,193)
Net earnings				1,442		1,442
Other comprehensive income, net of taxes					175	175
Comprehensive income						1,617
Issuance of common stock in connection with employee stock plans and other	10,763		(58)			(58)
Repurchases of common stock	(38,525)	(1)	(23)	(776)		(800)
Cash dividends ($0.35 per common share)				(508)		(508)
Stock-based compensation expense			172			172
Adjustment for adoption of accounting standards (Note 1)				27		27
Balance April 30, 2020	1,429,957	$14	$926	$(633)	$(1,050)	$(743)
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of April 30, 2020, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.
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
The new lease standard also made some changes to lessor accounting, including alignment with the new revenue recognition standard. HP now records revenue upfront on certain aspects of its as-a-service offerings and reflects financing of these offerings

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)

as cash flows from financing activities on the Consolidated Condensed Statements of Cash Flows. These changes did not have a material impact on the Consolidated Condensed Financial Statements.
Refer to Note 14 “Leases” for additional disclosures related to leases.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued guidance, which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. HP will adopt the guidance in the first quarter of fiscal year 2021 using a modified retrospective approach. HP is currently evaluating the impact of this guidance on the Consolidated Condensed Financial Statements.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)

Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

	Three months ended April 30		Six months ended April 30
	2020	2019	2020	2019
	In millions
Net revenue:
Notebooks	$5,083	$5,099	$11,057	$11,018
Desktops	2,409	2,940	5,332	5,797
Workstations	439	569	1,033	1,131
Other	382	313	783	632
Personal Systems	8,313	8,921	18,205	18,578
Supplies	2,841	3,331	5,882	6,598
Commercial Hardware	808	1,179	1,884	2,269
Consumer Hardware	509	606	1,116	1,305
Printing	4,158	5,116	8,882	10,172
Corporate Investments	—	—	1	1
Total segment net revenue	12,471	14,037	27,088	28,751
Other	(2)	(1)	(1)	(5)
Total net revenue	$12,469	$14,036	$27,087	$28,746

Earnings before taxes:
Personal Systems	$552	$385	$1,214	$795
Printing	548	839	1,302	1,660
Corporate Investments	(14)	(24)	(27)	(48)
Total segment earnings from operations	$1,086	$1,200	$2,489	$2,407
Corporate and unallocated costs and other	(84)	(97)	(196)	(177)
Stock-based compensation expense	(63)	(66)	(172)	(173)
Restructuring and other charges	(81)	(69)	(372)	(124)
Acquisition-related charges	(3)	(11)	(3)	(21)
Amortization of intangible assets	(29)	(29)	(55)	(58)
Interest and other, net	—	(45)	13	(71)
Total earnings before taxes	$826	$883	$1,704	$1,783

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the six months ended April 30, 2020 and 2019 summarized by plan were as follows:

	Fiscal 2020 Plan
	Severance and EER		Non-labor	Other prior-year Plans (1)	Total
	In millions
Accrued balance as of October 31, 2019	$76		$—	$66	$142
Charges	282		2	1	285
Cash payments	(205)		(2)	(40)	(247)
Non-cash and other adjustments	(49)	(2)	—	(3)	(52)
Accrued balance as of April 30, 2020	$104		$—	$24	$128
Total costs incurred to date as of April 30, 2020	$364		$2	$1,817	$2,183

Reflected in Consolidated Condensed Balance Sheets
Other current liabilities	$104		$—	$24	$128

Accrued balance as of October 31, 2018	$—		$—	$59	$59
Charges	—		—	116	116
Cash payments	—		—	(72)	(72)
Non-cash and other adjustments	—		—	(14)	(14)
Accrued balance as of April 30, 2019	$—		$—	$89	$89

HP’s restructuring charges for the three months ended April 30, 2020 summarized by the plans outlined below were as follows:

	Fiscal 2020 Plan
	Severance and EER	Non-labor	Other prior-year plans(1)	Total
	In millions
For the three months ended April 30, 2020	$26	$2	$—	$28

(1)	Primarily includes the fiscal 2017 plan along with other legacy plans, all of which are substantially complete. HP does not expect any further material activity associated with these plans.

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 3: Restructuring and Other Charges (Continued)

Other charges
Other charges include non-recurring costs, including those as a result of Separation, information technology rationalization efforts and proxy contest activities, and are distinct from ongoing operational costs. These costs primarily relate to third-party legal, professional services and other non-recurring costs. For the three and six months ended April 30, 2020, HP incurred $53 million and $87 million of other charges, respectively. For the three and six months ended April 30, 2019, HP incurred $6 million and $8 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2020	2019	2020	2019	2020	2019
	In millions
Service cost	$—	$—	$15	$15	$1	$—
Interest cost	103	123	4	6	2	4
Expected return on plan assets	(175)	(146)	(10)	(9)	(5)	(5)
Amortization and deferrals:
Actuarial loss (gain)	16	15	11	8	(3)	(8)
Prior service benefit	—	—	—	—	(3)	(3)
Net periodic (credit) benefit cost	(56)	(8)	20	20	(8)	(12)
Settlement loss	1	1	—	—	—	—
Total periodic (credit) benefit cost	$(55)	$(7)	$20	$20	$(8)	$(12)

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2020	2019	2020	2019	2020	2019
	In millions
Service cost	$—	$—	$31	$29	$1	$—
Interest cost	206	246	9	12	5	8
Expected return on plan assets	(350)	(291)	(21)	(19)	(11)	(10)
Amortization and deferrals:
Actuarial loss (gain)	32	30	21	16	(5)	(16)
Prior service benefit	—	—	(1)	(1)	(6)	(6)
Net periodic (credit) benefit cost	(112)	(15)	39	37	(16)	(24)
Settlement loss	1	1	—	—	—	—
Special termination benefits	—	—	—	—	44	—
Total periodic (credit) benefit cost	$(111)	$(14)	$39	$37	$28	$(24)

Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2020, HP anticipates making contributions of approximately $76 million to its non-U.S. pension plans, approximately $36 million to its U.S. non-qualified plan participants and approximately $6 million to cover benefit claims under HP’s post-retirement benefit plans. During the six months ended April 30, 2020, HP contributed $24 million to its non-U.S. pension plans, paid $15 million to cover benefit payments to U.S. non-qualified plan participants and paid $3 million to cover benefit claims under HP’s post-retirement benefit plans.
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
All employees participating in the EER program were offered the opportunity to continue health care coverage at the active employee contribution rates for up to 36 months following retirement. In addition, HP provided up to $12,000 in employer credits under the Retirement Medical Savings Account (“RMSA”) program. In relation to the continued health care coverage and employer credits under the RMSA program, HP recognized special termination benefit costs of $44 million as restructuring and other charges for the six months ended April 30, 2020.
Lump Sum Program
HP is currently offering a lump sum program that began June 3, 2020, whereby certain terminated vested participants of the HP Inc. Pension Plan (“Pension Plan”) could elect to take a one-time voluntary lump sum payment equal to the present value of future benefits. This program closes on July 15, 2020. Payment will be made from plan assets in the fourth quarter of fiscal 2020 and settlement expense will be recorded in such quarter.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 7.6% and 11.4% for the three months ended April 30, 2020 and 2019, respectively and 15.4% and 11.1% for the six months ended April 30, 2020 and 2019, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three and six months ended April 30, 2020 is primarily due to audit settlements in various jurisdictions and favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. For the three and six months ended April 30, 2019, HP’s effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
During the three and six months ended April 30, 2020, HP recorded $59 million and $66 million, respectively, of net tax benefits related to discrete items in the provision for taxes. These amounts included tax benefits of $42 million and $40 million related to audit settlements in various jurisdictions, $11 million and $17 million related to acquisition charges, and $7 million and $55 million related to restructuring charges for the three and six months ended April 30, 2020, respectively. These benefits were partially offset by uncertain tax position charges of $3 million and $51 million for the three and six months ended April 30, 2020 respectively. For the three and six months ended April 30, 2020, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
During the three and six months ended April 30, 2019, HP recorded $40 million and $49 million, respectively, of net tax benefits related to discrete items in the provision for taxes. These amounts included tax benefits of $42 million and $48 million related to one-time items for the three and six months ended April 30, 2019, respectively, and $14 million and$26 million related to restructuring charges for the three and six months ended April 30, 2019, respectively. These benefits were partially offset by uncertain tax position charges of$12 million and $32 million for the three and six months ended April 30, 2019, respectively, and other charges of $4 million and $14 million for the three and six months ended April 30, 2019, respectively. The six months ended April 30, 2019 also included a tax benefit of $21 million related to final tax reform adjustments. In addition to the discrete items mentioned above, HP recorded $20 million of excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units for the six months ended April 30, 2019.
Uncertain Tax Positions
As of April 30, 2020, the amount of gross unrecognized tax benefits was $965 million, of which up to $818 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits increased by $36 million for the six months ended April 30, 2020. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of April 30, 2020 and 2019, HP had accrued $29 million and $193 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $86 million within the next 12 months, affecting HP’s effective tax rate if realized.
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

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)

Note 6: Supplementary Financial Information
Accounts Receivable, net

	As of
	April 30, 2020	October 31, 2019
	In millions
Accounts receivable	$5,266	$6,142
Allowance for doubtful accounts	(120)	(111)
	$5,146	$6,031

The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Six months ended April 30, 2020
In millions
Balance at beginning of period	$111
Provision for doubtful accounts	32
Deductions, net of recoveries	(23)
Balance at end of period	$120

HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of April 30, 2020 and October 31, 2019 were not material. The costs associated with the sale of trade receivables for the three and six months ended April 30, 2020 and 2019 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended April 30		Six months ended April 30
	2020	2019	2020	2019
	In millions
Balance at beginning of period(1)	$88	$194	$235	$165
Trade receivables sold	2,323	2,490	5,181	5,525
Cash receipts	(2,286)	(2,498)	(5,291)	(5,507)
Foreign currency and other	(1)	(4)	(1)	(1)
Balance at end of period(1)	$124	$182	$124	$182

(1)	Amounts outstanding from third parties reported in Accounts Receivable in the Consolidated Condensed Balance Sheets.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

Inventory

	As of
	April 30, 2020	October 31, 2019
	In millions
Finished goods	$3,874	$3,855
Purchased parts and fabricated assemblies	2,480	1,879
	$6,354	$5,734

Other Current Assets

	As of
	April 30, 2020	October 31, 2019
	In millions
Supplier and other receivables	$2,094	$1,951
Prepaid and other current assets	1,173	967
Value-added taxes receivable	839	957
	$4,106	$3,875

Property, Plant and Equipment, net

	As of
	April 30, 2020	October 31, 2019
	In millions
Land, buildings and leasehold improvements	$2,046	$1,977
Machinery and equipment, including equipment held for lease	5,201	5,060
	7,247	7,037
Accumulated depreciation	(4,533)	(4,243)
	$2,714	$2,794

Other Non-Current Assets

	As of
	April 30, 2020	October 31, 2019
	In millions
Deferred tax assets	$2,452	$2,620
Right-of-use assets from operating leases, net(1)	1,111	—
Intangible assets	592	661
Tax indemnifications receivable	35	42
Other(2)	839	801
	$5,029	$4,124

(1)	See Note 1, “Basis of Presentation” and Note 14, “Leases” for detailed information.

(2)
Includes marketable equity securities and mutual funds classified as available-for-sale investments of $52 million and $56 million as of April 30, 2020 and October 31, 2019, respectively. See Note 8, “Financial Instruments” for detailed information.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

Other Current Liabilities

	As of
	April 30, 2020	October 31, 2019
	In millions
Sales and marketing programs	$3,029	$3,361
Deferred revenue	1,208	1,178
Other accrued taxes	907	1,060
Employee compensation and benefit	795	1,103
Warranty	645	663
Operating lease liabilities(1)	242	—
Tax liability	192	237
Other	2,512	2,541
	$9,530	$10,143

(1)	See Note 1, “Basis of Presentation” and Note 14, “Leases” for detailed information.

Other Non-Current Liabilities

	As of
	April 30, 2020	October 31, 2019
	In millions
Pension, post-retirement, and post-employment liabilities	$1,599	$1,762
Deferred revenue	1,042	1,069
Operating lease liabilities(1)	899	—
Tax liability	843	848
Deferred tax liability	62	60
Other	854	848
	$5,299	$4,587

(1)     See Note 1, “Basis of Presentation” and Note 14, “Leases” for detailed information.

Interest and other, net

	Three months ended April 30		Six months ended April 30
	2020	2019	2020	2019
	In millions
Tax indemnifications	$1	$5	$1	$15
Interest expense on borrowings	(64)	(61)	(122)	(125)
Other, net	63	11	134	39
	$—	$(45)	$13	$(71)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

Net revenue by region

	Three months ended April 30		Six months ended April 30
	2020	2019	2020	2019
	In millions
Americas	$5,205	$5,785	$11,164	$11,817
Europe, Middle East and Africa	4,654	5,110	9,886	10,468
Asia-Pacific and Japan	2,610	3,141	6,037	6,461
Total net revenue	$12,469	$14,036	$27,087	$28,746

Value of Remaining Performance Obligations
As of April 30, 2020, the estimated value of transaction price allocated to remaining performance obligations was $4.3 billion. HP expects to recognize approximately $1.8 billion of the unearned amount in next 12 months and $2.5 billion thereafter.
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
Contract Liabilities
As of April 30, 2020 and October 31, 2019, HP’s contract liabilities balances were $2.3 billion and $2.1 billion, respectively, included in Other Current Liabilities and Other Non-Current Liabilities in the Consolidated Condensed Balance Sheet.
The increase in the contract liabilities balance for the six months ended April 30, 2020 is primarily driven by sales of fixed price support and maintenance services, partially offset by $631 million of revenue recognized that were included in the contract liabilities balance as of October 31, 2019.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2020				As of October 31, 2019
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$622	$—	$622	$—	$1,283	$—	$1,283
Government debt(1)	2,207	—	—	2,207	2,422	—	—	2,422
Available-for-Sale Investments:
Marketable equity securities and Mutual funds	4	48	—	52	6	50	—	56
Derivative Instruments:
Interest rate contracts	—	14	—	14	—	4	—	4
Foreign currency contracts	—	538	—	538	—	381	—	381
Other derivatives	—	12	—	12	—	7	—	7
Total Assets	$2,211	$1,234	$—	$3,445	$2,428	$1,725	$—	$4,153
Liabilities:
Derivative Instruments:
Interest rate contracts	$—	$8	$—	$8	$—	$—	$—	$—
Foreign currency contracts	—	135	—	135	—	165	—	165
Other derivatives	—	1	—	1	—	1	—	1
Total Liabilities	$—	$144	$—	$144	$—	$166	$—	$166

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
Derivative Instruments: From time to time, HP uses forward contracts, interest rate and total return swaps, treasury rate locks and, at times, option contracts to hedge certain foreign currency interest rate and return on certain investment exposures. HP uses industry standard valuation models to measure fair value. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, HP and counterparty credit risk, foreign exchange rates, and forward and spot prices for currencies and interest rates. See Note 8, “Financial Instruments” for a further discussion of HP’s use of derivative instruments.
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $5.7 billion as of April 30, 2020, compared to its carrying amount of $5.5 billion at that date. The fair value of HP’s short- and long-term debt was $5.4 billion as of October 31, 2019, compared to its carrying value of $5.1 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of April 30, 2020				As of October 31, 2019
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$622	$—	$—	$622	$1,283	$—	$—	$1,283
Government debt	2,207	—	—	2,207	2,422	—	—	2,422
Total cash equivalents	2,829	—	—	2,829	3,705	—	—	3,705
Available-for-Sale Investments:
Marketable equity securities and Mutual funds	39	13	—	52	40	16	—	56
Total available-for-sale investments	39	13	—	52	40	16	—	56
Total cash equivalents and available-for-sale investments	$2,868	$13	$—	$2,881	$3,745	$16	$—	$3,761

All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of April 30, 2020 and October 31, 2019, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Equity securities in privately held companies are included in Other non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $40 million and $46 million as of April 30, 2020 and October 31, 2019, respectively.
Derivative Instruments
HP uses derivatives to offset business exposure to foreign currency and interest rate risk on expected future cash flows and on certain existing assets and liabilities. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, interest rate swaps, total return swaps, treasury rate locks and, at times, option contracts to hedge certain foreign currency, interest rate and, return on certain investment exposures. HP may designate its derivative contracts as fair value hedges or cash flow hedges and classifies the cash flows with the activities that correspond to the underlying hedged items. Additionally, for derivatives not designated as hedging instruments, HP categorizes those economic hedges as other derivatives. HP recognizes all derivative instruments at fair value in the Consolidated Condensed Balance Sheets.
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $29 million and $45 million as of April 30, 2020 and as of October 31, 2019, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of April 30, 2020 and October 31, 2019.

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
Cash Flow Hedges
HP uses forward contracts, treasury rate locks and, at times, option contracts designated as cash flow hedges to protect against the foreign currency exchange and interest rate risks inherent in its forecasted net revenue, cost of revenue, operating expenses and debt issuance. HP’s foreign currency cash flow hedges mature predominantly within twelve months; however, hedges related to long-term procurement arrangements extend several years.
For derivative instruments that are designated and qualify as cash flow hedges, HP initially records changes in fair value of the derivative instrument in accumulated other comprehensive income/loss (“AOCI”) as a separate component of stockholders’ deficit in the Consolidated Condensed Balance Sheets and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the changes in the fair value of the derivative instrument in the same financial statement line item as changes in the fair value of the hedged item.
In March 2020, HP entered into a series of treasury rate lock agreements with notional amounts totaling $750 million to hedge the exposure to variability in future cash flows resulting from changes in interest rate related to an anticipated issuance of long-term debt. These agreements were designated as cash flow hedges.
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
As of April 30, 2020 and 2019, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
The gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

	As of April 30, 2020					As of October 31, 2019
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$14	$—	$—	$750	$—	$4	$—	$—

Cash flow hedges:
Foreign currency contracts	15,530	388	131	81	21	15,639	260	111	123	28
Interest rate contracts	750	—	—	8	—	—	—	—	—	—
Total derivatives designated as hedging instruments	17,030	388	145	89	21	16,389	260	115	123	28
Derivatives not designated as hedging instruments
Foreign currency contracts	4,666	19	—	33	—	7,146	10	—	14	—
Other derivatives	119	12	—	1	—	134	7	—	1	—
Total derivatives not designated as hedging instruments	4,785	31	—	34	—	7,280	17	—	15	—
Total derivatives	$21,815	$419	$145	$123	$21	$23,669	$277	$115	$138	$28
Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of April 30, 2020 and October 31, 2019, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
				Gross Amounts Not Offset
	Gross Amount Recognized (i)	Gross Amount Offset (ii)	Net Amount Presented (iii) = (i)–(ii)	Derivatives (iv)	Financial Collateral (v)		Net Amount (vi) = (iii)–(iv)–(v)
	In millions
As of April 30, 2020
Derivative assets	$564	$—	$564	$112	$497	(1)	$(45)
Derivative liabilities	$144	$—	$144	$112	$29	(2)	$3
As of October 31, 2019
Derivative assets	$392	$—	$392	$113	$259	(1)	$20
Derivative liabilities	$166	$—	$166	$113	$43	(2)	$10

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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three and six months ended April 30, 2020 and 2019 were as follows:

		Total amounts of income/ (expense) line items presented in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(Loss) Recognized in Earnings on Derivative Instrument			Gain/(Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2020	Three months ended April 30, 2020	Hedged Item	Location	Three months ended April 30, 2020
		In millions				In millions
Interest rate contracts	Interest and other, net	$—	$10	Fixed-rate debt	Interest and other, net	$(10)

		Total amounts of income/ (expense) line items presented in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(Loss) Recognized in Earnings on Derivative Instrument			Gain/(Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Six months ended April 30, 2020	Six months ended April 30, 2020	Hedged Item	Location	Six months ended April 30, 2020
		In millions				In millions
Interest rate contracts	Interest and other, net	$13	$10	Fixed-rate debt	Interest and other, net	$(10)

		Total amounts of income/ (expense) line items presented in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(Loss) Recognized in Earnings on Derivative Instrument			Gain/(Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2019	Three months ended April 30, 2019	Hedged Item	Location	Three months ended April 30, 2019
		In millions				In millions
Interest rate contracts	Interest and other, net	$(45)	$4	Fixed-rate debt	Interest and other, net	$(4)

		Total amounts of income/ (expense) line items presented in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(Loss) Recognized in Earnings on Derivative Instrument			Gain/(Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Six months ended April 30, 2019	Six months ended April 30, 2019	Hedged Item	Location	Six months ended April 30, 2019
		In millions				In millions
Interest rate contracts	Interest and other, net	$(71)	$16	Fixed-rate debt	Interest and other, net	$(16)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three and six months ended April 30, 2020 and 2019 was as follows:

	Gain/(Loss) Recognized in AOCI on Derivatives		Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	Gain /(Loss) Reclassified from AOCI Into Earnings
	Three months ended April 30, 2020	Location	Three months ended April 30, 2020
	In millions		In millions
Cash flow hedges:
Foreign currency contracts	$239	Net revenue	$12,469	$62
Interest rate contracts	(8)	Cost of revenue	(9,976)	(10)
		Operating expenses	(1,667)	1
Total	$231			$53

	Gain/(Loss) Recognized in AOCI on Derivatives		Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	Gain /(Loss) Reclassified from AOCI Into Earnings
	Six months ended April 30, 2020	Location	Six months ended April 30, 2020
	In millions		In millions
Cash flow hedges:
Foreign currency contracts	$299	Net revenue	$27,087	$123
Interest rate contracts	(8)	Cost of revenue	(21,722)	(11)
		Operating expenses	(3,674)	—
Total	$291			$112

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

	Gain/(Loss) Recognized in AOCI on Derivatives		Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	Gain /(Loss) Reclassified from AOCI Into Earnings
	Three months ended April 30, 2019	Location	Three months ended April 30, 2019
	In millions		In millions
Cash flow hedges:
Foreign currency contracts	$198	Net revenue	$14,036	$—
		Cost of revenue	(11,307)	(6)
		Operating expenses	(1,801)	—
Total	$198			$(6)

	Gain/(Loss) Recognized in AOCI on Derivatives		Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	Gain /(Loss) Reclassified from AOCI Into Earnings
	Six months ended April 30, 2019	Location	Six months ended April 30, 2019
	In millions		In millions
Cash flow hedges:
Foreign currency contracts	$91	Net revenue	$28,746	$191
		Cost of revenue	(23,405)	(16)
		Operating expenses	(3,487)	(2)
Total	$91			$173

As of April 30, 2020, HP expects to reclassify an estimated accumulated other comprehensive gain of $236 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in AOCI based on the change of market rate, and therefore could have different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in the Consolidated Condensed Statements of Earnings for the three and six months ended April 30, 2020 and 2019 was as follows:

	Three months ended April 30		Six months ended April 30
	2020	2019	2020	2019
	In millions
Foreign currency contracts	$25	$(18)	$17	$(58)
Other derivatives	—	5	5	19
Total	$25	$(13)	$22	$(39)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)

Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of April 30, 2020		As of October 31, 2019
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions		In millions
Commercial paper	$613	2.3%	$—	—%
Current portion of long-term debt	881	3.7%	307	3.6%
Notes payable to banks, lines of credit and other	57	0.9%	50	2.0%
	$1,551		$357

Long-Term Debt

	As of
	April 30, 2020	October 31, 2019
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	$649	$648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	667	667
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	538	538
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	695	695
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.0%, due September 2041	1,199	1,199
	4,247	4,246
Other borrowings at 0.51%-9.00%, due in calendar years 2020-2027	575	853
Fair value adjustment related to hedged debt	14	4
Unamortized debt issuance cost	(14)	(16)
Current portion of long-term debt	(881)	(307)
Total long-term debt	$3,941	$4,780

(1)	HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.
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
Commercial Paper
As of April 30, 2020, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Borrowings (Continued)

Credit Facilities
As of April 30, 2020, HP maintained a $4.0 billion senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until March 30, 2023. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP’s external credit ratings. As of April 30, 2020, HP was in compliance with the financial covenants in the credit agreement governing the revolving credit facility.
On May 29, 2020, we entered into a 364-day revolving credit facility providing for a senior unsecured revolving credit facility with aggregate lending commitments of $1.0 billion. Commitments under the 364-day revolving credit facility will be available until May 28, 2021. Funds borrowed under this revolving credit facility may be used for general corporate purposes.
Available Borrowing Resources
As of April 30, 2020, HP had available borrowing resources of $725 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facility.

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three and six months ended April 30, 2020, HP executed share repurchases of 4 million shares and 39 million shares and settled total shares for $0.1 billion and $0.8 billion, respectively. During the three and six months ended April 30, 2019, HP executed share repurchases of 34 million and 66 million shares and settled total shares for $0.7 billion and $1.4 billion, respectively.
The shares repurchased during the six months ended April 30, 2020 and 2019 were all open market repurchase transactions. On February 22, 2020, HP’s Board of Directors increased HP’s share repurchase authorization to $15.0 billion in total. As of April 30, 2020, HP had approximately $15.0 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
Shareholder Rights Plan
On February 20, 2020, HP’s Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of HP’s common stock to shareholders of record on March 2, 2020.  The dividend distribution was made on March 2, 2020. Each right will allow its holder to purchase from HP’s one one-hundredth of a share of Series A Junior Participating Preferred stock, par value $0.01 per share, for an exercise price of $100, once the rights become exercisable. In the event that a person or group acquires beneficial ownership of 20% or more of HP’s then outstanding common stock, subject to certain exceptions, each right would entitle its holder (other than such person or members of such group) to purchase additional shares of HP’s common stock at a substantial discount to the public market price. In addition, at any time after a person or group acquires 20% or more of HP’s outstanding common stock (unless such person or group acquires 50% or more), The Board may exchange one share of HP’s common stock for each outstanding right (other than rights owned by such person or group, which would have become void). If HP is acquired in a merger or other business combination after an acquiring person acquires 20% or more of HP’s common stock, each holder of the rights would thereafter have the right to purchase, at a substantial discount to the public market price, a number of shares of common stock of the acquiring corporation. The Board may redeem the rights for $0.01 per right, subject to adjustment, at any time before any person or group becomes an Acquiring Person (as defined in the Rights Agreement, dated as of February 20, 2020). The rights have a de minimis fair value. The rights will expire on February 20, 2021, unless terminated earlier by HP’s Board of Directors.
Preferred Stock
HP designated 50 million shares of its previously authorized preferred stock with a par value of $0.01 per share as Series A Junior Participating Preferred Stock. No preferred stock was issued and outstanding as of April 30, 2020.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)

Tax effects related to Other Comprehensive Income (Loss)

	Three months ended April 30		Six months ended April 30
	2020	2019	2020	2019
	In millions
Tax effect on change in unrealized components of cash flow hedges:
Tax provision on unrealized gains arising during the period	$(33)	$(36)	$(49)	$(16)
Tax provision (benefit) on losses (gains) reclassified into earnings	16	(2)	26	20
	(17)	(38)	(23)	4
Tax effect on change in unrealized components of defined benefit plans:
Tax benefit on losses arising during the period	—	1	—	1
Tax provision on amortization of actuarial loss and prior service benefit	(5)	(3)	(10)	(6)
Tax benefit on curtailments, settlements and other	—	—	—	1
	(5)	(2)	(10)	(4)
Tax effect on change in cumulative translation adjustment	—	(2)	—	(2)
Tax provision on other comprehensive income (loss)	$(22)	$(42)	$(33)	$(2)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended April 30		Six months ended April 30
	2020	2019	2020	2019
	In millions
Other comprehensive income (loss), net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized losses arising during the period	$(2)	$—	$(1)	$—
Losses reclassified into earnings	—	3	—	3
	(2)	3	(1)	3
Change in unrealized components of cash flow hedges:
Unrealized gains arising during the period	198	162	242	75
(Gains) losses reclassified into earnings	(37)	4	(86)	(153)
	161	166	156	(78)
Change in unrealized components of defined benefit plans:
Losses arising during the period	(1)	(3)	(1)	(3)
Amortization of actuarial loss and prior service benefit(1)	16	9	31	17
Curtailments, settlements and other	1	1	1	—
	16	7	31	14
Change in cumulative translation adjustment	(17)	11	(11)	6
Other comprehensive income (loss), net of taxes	$158	$187	$175	$(55)

(1)	These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)

The components of AOCI, net of taxes and changes were as follows:

	Six months ended April 30, 2020
	Net unrealized gains on available-for-sale debt securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$9	$172	$(1,410)	$4	$(1,225)
Other comprehensive income (loss) before reclassifications	(1)	242	(1)	(11)	229
Reclassifications of (gains) losses into earnings	—	(86)	31	—	(55)
Reclassifications of settlements into earnings	—	—	1	—	1
Balance at end of period	$8	$328	$(1,379)	$(7)	$(1,050)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)

Note 11: Net Earnings Per Share
HP calculates basic net EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted net EPS includes any dilutive effect of restricted stock units, stock options, performance-based awards and shares purchased under the 2011 employee stock purchase plan.
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended April 30		Six months ended April 30
	2020	2019	2020	2019
	In millions, except per share amounts
Numerator:
Net earnings	$764	$782	$1,442	$1,585
Denominator:
Weighted-average shares used to compute basic net EPS	1,435	1,529	1,444	1,543
Dilutive effect of employee stock plans	5	7	6	8
Weighted-average shares used to compute diluted net EPS	1,440	1,536	1,450	1,551
Net earnings per share:
Basic	$0.53	$0.51	$1.00	$1.03
Diluted	$0.53	$0.51	$0.99	1.02
Anti-dilutive weighted-average stock-based compensation awards(1)	14	8	12	6

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

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of April 30, 2020, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. In their initial complaint, Plaintiffs sought to certify a nationwide collective class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a workforce reduction (“WFR”) plan on or after May 23, 2012 and who were 40 years of age or older. Plaintiffs also sought to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after May 23, 2012. In November 2016, the plaintiffs amended their complaint, adding new plaintiffs and narrowing the class period for the nationwide collective action to a period that started on December 9, 2014.  On September 20, 2017, the Court granted defendants’ motions to compel arbitration as to the party plaintiffs who signed WFR release agreements, and also stayed the entire case until the arbitrations were completed.  In October 2018, the claims of all 16 arbitration claimants were resolved. Between November 2018 and April 2019, an additional 154 individuals filed consents to opt‐in to the action as party‐plaintiffs, which brought the total number of named and opt-in plaintiffs to 193. Of the new opt-ins, 145 signed separation agreements that included class waivers and mandatory arbitration provisions. The parties have resolved the claims of 142 of those 145 opt-ins, and the remaining three opt-ins who signed separation agreements dismissed their claims without prejudice. In February 2020, the claims of thirteen additional party plaintiffs were dismissed voluntarily without prejudice, leaving the total number of named and opt-in plaintiffs at 35. On

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)

January 7, 2020, the plaintiffs filed a Third Amended Complaint that seeks to represent (1) a putative nationwide ADEA collective comprised of all individuals 40 years of age and older who had their employment terminated pursuant to a WFR plan on or after December 9, 2014 and did not sign a Waiver and General Release Agreement in connection with their selection for WFR; and (2) a putative Rule 23 class under California law comprised of all individuals 40 years of age and older who had their employment terminated pursuant to a WFR plan on or after August 18, 2012 and did not sign a Waiver and General Release Agreement in connection with their selection for WFR. On February 6, 2020, Defendants moved to dismiss the complaint in its entirety. On May 18, 2020, the Court granted Defendants’ motion in part but also granted plaintiffs leave to amend their complaint to cure certain deficiencies that were the subject of Defendants’ motion. The stay of the litigation otherwise remains in place.
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
Neodron Patent Litigation. United States. On May 21, 2019, Neodron Ltd. (“Neodron”) filed a patent infringement lawsuit against Hewlett Packard Enterprise in U.S. District Court for the Western District of Texas. On the same day, Neodron filed a companion complaint with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act of 1930 against seven sets of respondents, including Hewlett Packard Enterprise. On May 23 and June 14, 2019, Neodron filed amended complaints in the ITC and the Western District of Texas, respectively, to replace Hewlett Packard Enterprise with HP.  Both complaints allege that certain touch-controlled devices infringe four patents owned by Neodron. On June 19, 2019, the ITC instituted an investigation. The ITC hearing has currently been suspended until further notice, but it will not occur prior to July 10, 2020. The ITC’s target date for completion of the investigation currently remains October 26, 2020. The district court action is stayed pending resolution of the ITC proceedings. In the ITC proceeding, Neodron seeks an order enjoining HP from importing, selling for importation, or selling after importation certain touch-controlled notebook computers and tablets. On June 28, 2019, Neodron filed a second lawsuit in the Western District of Texas, asserting four additional patents against HP touch-controlled devices. Neodron amended its complaint in the second lawsuit to assert a total of eight patents against HP touch-controlled devices. Neodron seeks unspecified damages and a permanent injunction, among other remedies.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)

Germany. On October 29, 2019, Neodron served HP with a claim of patent infringement at the Munich State Court in Germany. The patent asserted in the German case is related to a patent asserted in the ITC. This case will consist of an initial hearing in July 2020 and a formal hearing in October 2020. If the German court finds infringement of a valid patent, the court may issue an injunction as part of any remedy.
Slingshot Printing LLC Litigation. On June 11, 2019, Slingshot Printing LLC filed three complaints in U.S. District Court in the Western District of Texas alleging HP infringes or has infringed sixteen patents. On September 20, 2019, Slingshot filed a fourth complaint and amended the three earlier complaints, alleging that HP infringes or has infringed thirty-two patents. On December 12, 2019, Slingshot voluntarily dismissed its allegations as to one patent because it did not own a related patent. On January 23, 2020, Slingshot filed a fifth complaint, re-asserting the dismissed patent as well as the related patent. On February 13, 2020, Slingshot voluntarily dismissed its allegations as to another patent, which was asserted in its third complaint. On March 25, 2020, Slingshot voluntarily dismissed its allegations as to an additional patent, which was also asserted in its third complaint. Slingshot is currently asserting a total of 31 patents. The accused products include inkjet printers, cartridges, and printheads. The complaints seek monetary damages.
Electrical Workers Pension Fund, Local 103, I.B.E.W. v. HP Inc., et al.  On February 19, 2020, Electrical Workers Pension Fund, Local 103, I.B.E.W. filed a putative class action complaint against HP, Dion Weisler, Catherine Lesjak, and Steven Fieler in U.S. District Court in the Northern District of California. The complaint alleges, among other things, that from February 23, 2017 to October 3, 2019, HP and the named officers violated Sections 10(b) and 20(a) of the Exchange Act by concealing material information and making false statements about HP’s printing supplies business, including HP’s use of its four-box model to manage the demand for supplies.  Plaintiff seeks compensatory damages and other relief.
Legal Proceedings re Authentication of Supplies. Civil litigation or government investigations are pending in the United States, Italy, Israel, and the Netherlands involving supplies authentication protocols used in certain HP printers. These protocols are often referred to as Dynamic Security. The core allegations in these proceedings claim misleading or inadequate consumer notifications and permissions pertaining to the use of Dynamic Security, the impact of firmware updates, or the potential inability of cartridges with clone chips or circuitry to work in HP printers with Dynamic Security.
123Inkt Foundation litigation (Netherlands). On November 23, 2016, a foundation known as Stichting 123Inkt-Huismerk Klanten (the “Foundation”) filed a complaint in district court in Amsterdam against HP Nederland B.V. and HP Inc. arising out of the use of Dynamic Security in certain OfficeJet printers. Digital Revolution B.V. (a.k.a. 123Inkt) established the Foundation to pursue the interests of approximately 960 of its customers who transferred their claims to it. The complaint alleges: (1) violation of right of ownership; (2) destruction and damage to property; (3) computer vandalism; (4) unlawful act; (5) non-compliance; (6) unfair commercial practices; (7) misleading commercial practices; and (8) misleading advertising. The complaint seeks injunctive relief to prohibit use of Dynamic Security, damages, and attorneys’ fees. On December 27, 2017, the District Court dismissed the case and awarded fees to HP. On January 25, 2018, the Foundation filed a summons with the Amsterdam Court of Appeal to appeal. On December 17, 2019, the Court of Appeal overturned the decision of the District Court, awarded damages to the Foundation members in an amount to be later determined, but denied injunctive relief holding that the use of Dynamic Security is not inherently impermissible and the Foundation lacks legal interest to pursue such action. On March 19, 2020, the Foundation filed a cassation writ of summons with the Cassation Court (Hoge Raad der Nederlanden) appealing the decision of the Court of Appeal.
Gensin v. HP Inc. (Israel). On October 25, 2017, a purported consumer class action, captioned Gensin v. HP Inc., was filed in the District Court in Jerusalem against HP arising out of the use of Dynamic Security in certain OfficeJet printers. The petition and motion for certification as a class action alleges: (1) tortious wrongdoing in violation of the Computers Law, 5755-1995; (2) breach of Contracts Law, 5731-1970; (3) breach of the Consumer Protection Law, 5741-1981; (4) negligence; and (5) improper enrichment. The named petitioner initially sought to represent nationwide classes comprised of anyone who “owns an HP printer that has been blocked, disrupted, or interfered with by HP in the use of ink cartridges not manufactured by HP” or who “purchased ink cartridges not manufactured by HP for use in the blocked printers.” Plaintiff seeks class relief, injunctive relief, damages, and attorneys’ fees. On November 16, 2017, a second purported consumer class action was filed against HP in the Central District Court, captioned Dror v. HP, Inc., also arising out of the use of Dynamic Security in certain OfficeJet printers. The petition and motion allege similar causes of action on behalf of similar nationwide classes. After the Dror case was consolidated with the Gensin case in Jerusalem, the District Court on June 24, 2018 dismissed the Dror case and designated Gensin as the lead matter. On March 9, 2020, the petitioner moved to modify the proposed nationwide class to be comprised of “[a]ll persons who have an HP printer and whose printer was blocked or rendered unusable by HP with any ink cartridge that is not made by HP” and “[a]ll persons who purchased ink cartridges that are not made by HP, for use in the Blocked Printers.”
Parziale v. HP Inc. (United States). On August 27, 2019, a purported consumer class action was filed against HP in federal court in the Northern District of California arising out of the use of Dynamic Security in certain OfficeJet printers. The

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)

complaint alleges two causes of action under Florida Consumer Protection statutes: (1) violation of the Florida Deceptive and Unfair Trade Practices Act, F.S.A. §§ 501.201 et seq., and (2) violation of the Florida Misleading Advertisement Law, F.S.A. §§ 817.41 et seq. The named plaintiff seeks to represent a nationwide class of “[a]ll United States Citizens who, between the applicable statute of limitations and the present, had an HP Printer that was modified to reject third party ink cartridges or refilled HP ink cartridges.” On November 13, 2019, plaintiff filed an amended complaint, adding three causes of action to the case: (1) violation of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030 et seq., (2) trespass to chattels, and (3) tortious interference with business relations. Plaintiff seeks class relief, injunctive relief, damages, including punitive damages, and attorneys’ fees. On December 30, 2019, HP moved to dismiss plaintiff’s amended complaint. On April 24, 2020, the Court granted in part and denied in part HP’s motion to dismiss. The Court dismissed plaintiff’s causes of action under the Florida Consumer Protection statutes, as well as the tortious interference with business relations claim and four of the five claims under the Computer Fraud and Abuse Act. The Court denied HP’s motion to dismiss on the remaining claims and the request for injunctive relief. The Court has granted plaintiff leave to file an amended complaint.
Consumer Protection Investigation (Italy). On September 26, 2019, the Italian Competition and Consumer Protection Authority (AGCM) served a Notice of Initiation of Proceedings on HP concerning the investigation of alleged aggressive practices involving undue influence on consumers and alleged misleading actions and omissions regarding the restriction or prevention of the use of third-party ink cartridges in HP printers, accompanied by a request for information. In such an investigation, the AGCM may impose fines for violations and impose orders to cease and desist. HP submitted its reply to the AGCM’s request for information on November 15, 2019 and has addressed subsequent requests for information. HP is awaiting the AGCM’s findings of its investigation. On May 22, 2020, the AGCM gave notice that it intends to expand its investigation into certain alleged warranty practices regarding the use of third-party cartridges.
Digital Revolution B.V. v. HP Nederland B.V., et al. (Netherlands). On March 30, 2020, Digital Revolution B.V. (a.k.a. 123Inkt) served a complaint filed in Amsterdam District Court arising out of the use of Dynamic Security in certain HP printers. The complaint alleges several causes of action: (1) abuse of dominant position; (2) misleading advertising; (3) unfair and misleading commercial practice; and (4) misleading comparative advertising. The complaint seeks injunctive relief, including prohibition of Dynamic Security and disclosure of cartridge authentication protocols, damages, and attorneys’ fees. An initial appearance date has been set for July 8, 2020.
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
HP records tax indemnification receivables from various third parties for certain tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by those same third parties under existing legal agreements. HP records a tax indemnification payable to various third parties under these agreements when management believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. The actual amount that the third parties pay or may be obligated to pay HP could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net payable as of April 30, 2020 and October 31, 2019 were $63 million and $57 million, respectively.
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
HP’s aggregate product warranty liabilities and changes were as follows:

Six months ended April 30, 2020
In millions
Balance at beginning of period	$922
Accruals for warranties issued	446
Adjustments related to pre-existing warranties (including changes in estimates)	(3)
Settlements made (in cash or in kind)	(467)
Balance at end of period	$898

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 14: Leases
HP determines, at lease inception, whether or not an arrangement contains a lease. A significant portion of the operating lease portfolio includes real estate leases. Additionally, HP has identified embedded operating leases within certain outsourced supply chain contracts. Leasing arrangements typically range in terms from 1 to 20 years with varying renewal and termination options. Substantially all of HP’s leases are considered operating leases. Finance leases, short-term leases and sub-lease income were not material as of April 30, 2020 or for the three and six months ended April 30, 2020.
Lease terms include options to extend or terminate the lease when it is reasonably certain that HP will exercise such options. HP generally considers the economic life of the ROU assets to be comparable to the useful life of similar owned assets. HP’s leases generally do not provide a residual guarantee.
Operating leases are included in Other non-current assets, Other current liabilities and Other non-current liabilities. Finance leases are included in Property, plant and equipment, net, Notes payable and short-term borrowings and Long-term debt in the Consolidated Condensed Balance Sheets.
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
HP reviews the impairment of the ROU assets consistent with the approach applied for other long-lived assets.
The components of lease expense are as follows:

	Three months ended April 30, 2020	Six months ended April 30, 2020
	In millions
Operating lease cost	$53	$120
Variable cost	31	57
Total lease expense	$84	$177

All lease expenses, including variable lease costs, are primarily included in Cost of revenue and Selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings based on the use of the facilities.
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
The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

Six months ended April 30, 2020
In millions
Cash paid for amount included in the measurement of lease liabilities	$123
Right-of-use assets obtained in exchange of lease liabilities(1)	$95
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 14: Leases (Continued)

Weighted-average information associated with the measurement of our remaining operating lease liabilities is as follows:

As of April 30, 2020
Weighted-average remaining lease term in years	7
Weighted-average discount rate	2.7%

The following maturity analysis presents expected undiscounted cash outflows for operating leases on an annual basis for the next five years, with the exception of 2020, which presents the expected undiscounted cash outflows for operating leases for the remaining six months of the year.

Fiscal year	In millions
2020	$137
2021	245
2022	198
2023	152
2024	119
Thereafter	402
Total lease payments	1,253
Less: Imputed interest	(112)
Total lease liabilities	$1,141
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
(1) Amounts represent the operating lease obligations, net of total sublease income of $130 million.
There were no material operating leases that HP had entered into and that were yet to commence as of April 30, 2020.

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

•
Results of Operations.  An analysis of our operations financial results comparing the three and six months ended April 30, 2020 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.

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

•
In Personal Systems, our strategic focus is on profitable growth through market segmentation. This focus is with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, we are investing in endpoint services and solutions. We are focused on services, including Device as a Service, as the market begins to shift to contractual solutions. We believe that we are well positioned due to our competitive product lineup.

•
In Printing, our strategic focus is on contractual solutions to serve consumers, SMBs and large enterprises through our Instant Ink Services and Managed Print Services (“MPS”) offerings, providing digital printing solutions for graphics segments and applications including commercial publishing, labels, packaging and textiles; as well as expanding our footprint in the 3D printing and digital manufacturing marketplace.

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

Our COVID-19 Response
In late 2019, COVID-19 was first identified, and in March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic.  As part of efforts to control and mitigate the spread of COVID-19, governmental authorities around the world have imposed a variety of restrictions such as travel bans, stay-at-home orders, quarantines, social distancing measures and temporary business closures.
This section summarizes our response to the significant impacts related to the COVID-19 pandemic that we have experienced to date, and we have included additional details as applicable throughout other sections of this report. As reflected in the discussions that follow, the impact of the pandemic and actions taken in response to it have had a variety of impacts on our results of operations for the second quarter of 2020. Through the date of this report, these impacts have continued.

•
Our employees. We have been focused on protecting the health and safety of our employees during the COVID-19 pandemic, and we quickly pivoted the vast majority of our employees to work from home in response to this. These arrangements have been designed to allow for continued operation of non-production business-critical functions, including financial reporting systems and internal controls. For those in manufacturing and other critical functions that could not transition to a remote model, we quickly implemented social distancing and additional safety and hygiene protocols, to protect the employees in our labs or manufacturing and production facilities.

•
Our community. We are committed to taking actions to protect the communities we serve. We are also putting our resources behind efforts to support local communities and to assist in the public health response. We have

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

donated millions of dollars in technology and support across Personal Systems and Printing to help students, families, and communities, including hospitals in affected areas.

◦
We have mobilized our 3D Printing team and Digital Manufacturing Partner Network to design, validate, and produce essential parts, such as face shields, respirators and other items. Along with our partners we have produced millions of essential parts. We are also ramping up production of 3D printed nasal swabs to help widespread testing.

◦
We are deploying HP BioPrinters and associated supply cassettes, free of charge, to NGOs, state and local government agencies, and pharmaceutical companies to accelerate drug and vaccine research to combat COVID-19.

◦
We made HP Sure Click Pro security software freely available through September 2020 to help protect against cyber threats for both HP and non-HP Windows 10 PCs as a large portion of the population is currently working from home.

◦
We have committed to donating millions of dollars in products and grants to support blended learning in local communities impacted by COVID-19 around the globe as a large portion of the world’s students are currently learning from home.

•
Our customers and partners. We are committed to our customers and partners and to meeting their needs. We have taken meaningful actions to remain close to our customers and partners, including implementing a variety of relief initiatives to help them navigate their operational and financial challenges. We have provided a variety of financing and leasing options for end customers. We have provided short-term market and country-specific incentives for partners. Offers vary by geography and are dependent on partner and customer eligibility. We are also offering online, on-demand learning options across a variety of topics including sales skills education, product training and industry-leading certifications, through HP University, to provide our partners with the skills and knowledge required to optimize revenue and future-proof their business. Partners can opt in for customized online digital learning paths designed to meet their specific priorities.

•
Supply chain. In the three months ended April 30, 2020, we experienced disruptions in our manufacturing and supply chain. This included temporary factory closures in China and Southeast Asia that impacted our own factories as well as those of our suppliers and outsourcing partners, resulting in temporary supply shortages. Additionally, we also experienced logistics challenges, including delays in delivering to our channels and end-customers as countries went into lockdown. This affected our ability to fulfill demand for Personal Systems and Printing worldwide. Manufacturing capacity returned to normalized levels in April through early May 2020.

•
Demand. COVID-19 has created new and different demand dynamics in the market. This is creating both challenges and opportunities across our businesses and geographies. In Personal Systems, we saw increased demand globally as the focus moved to keeping people connected, productive and secure and it reemphasized the essential role that PC plays in everyday life. In Printing, we saw a significant slowdown in Office and Graphics as offices closed and large events were canceled. During this same time, we also saw increased demand for hardware and ink supplies on the Consumer Printing side as countries went into lockdown and customers set up home office for remote working and school environments for remote learning.

•
Liquidity. The global disruptions caused by the COVID-19 pandemic have negatively impacted our cash flow from operations in the three months ended April 30, 2020. While the impacts from COVID-19 pandemic are currently expected to be temporary, there is uncertainty around the extent and duration of the disruption. As a result, our liquidity and working capital needs may be impacted in future periods. We believe that our businesses are strong cash flow generators and we maintain a strong balance sheet to meet our liquidity needs. Our current cash and cash equivalents, cash flow from operating activities, available commercial paper authorization, new borrowings, and our credit facilities will be sufficient to meet our operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and post-retirement funding requirements, authorized share repurchases and annual dividend payments.

The full extent of the impact of the COVID-19 pandemic on our business, results of operations and financial position is currently uncertain and will depend on many factors that are not within our control, including, but not limited to: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. See the section entitled “Risk Factors” in Item 1A of Part II of this report for further information about related risks and uncertainties.

Unsolicited Exchange Offer
On March 2, 2020, Xerox Holdings Corporation (“Xerox”) commenced an unsolicited exchange offer for all outstanding shares of HP’s common stock (the “Offer”). Xerox had also previously nominated candidates for election to HP’s Board of Directors (the “Board”) at HP’s 2020 annual meeting of stockholders. On March 31, 2020, Xerox announced that the Offer had been terminated and subsequently withdrew its slate of director nominees. In order to respond to Xerox’s actions, HP incurred significant costs during the three and six months ended April 30, 2020.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part II of this report as well as in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. As of April 30, 2020, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods. Our management believes that there have been no significant changes during the six months ended April 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, except as mentioned previously in “Note 1: Basis of Presentation”.
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
Results of operations in dollars and as a percentage of net revenue were as follows:

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Three months ended April 30				Six months ended April 30
	2020		2019		2020		2019
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$12,469	100.0%	$14,036	100.0%	$27,087	100.0%	$28,746	100.0%
Cost of revenue	(9,976)	(80.0)%	(11,307)	(80.6)%	(21,722)	(80.2)%	(23,405)	(81.4)%
Gross profit	2,493	20.0%	2,729	19.4%	5,365	19.8%	5,341	18.6%
Research and development	(338)	(2.7)%	(353)	(2.5)%	(738)	(2.7)%	(697)	(2.4)%
Selling, general and administrative	(1,216)	(9.8)%	(1,339)	(9.5)%	(2,506)	(9.3)%	(2,587)	(9.0)%
Restructuring and other charges	(81)	(0.7)%	(69)	(0.5)%	(372)	(1.4)%	(124)	(0.5)%
Acquisition-related charges	(3)	—%	(11)	(0.1)%	(3)	—%	(21)	(0.1)%
Amortization of intangible assets	(29)	(0.2)%	(29)	(0.2)%	(55)	(0.2)%	(58)	(0.2)%
Earnings from operations	826	6.6%	928	6.6%	1,691	6.2%	1,854	6.4%
Interest and other, net	—	—%	(45)	(0.3)%	13	0.1%	(71)	(0.2)%
Earnings before taxes	826	6.6%	883	6.3%	1,704	6.3%	1,783	6.2%
Provision for taxes	(62)	(0.5)%	(101)	(0.7)%	(262)	(1.0)%	(198)	(0.7)%
Net earnings	$764	6.1%	$782	5.6%	$1,442	5.3%	$1,585	5.5%
Net Revenue
For the three months ended April 30, 2020, total net revenue decreased 11.2% (decreased 10.1% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 7.7% to $4.3 billion, while net revenue from international operations decreased 12.9% at $8.2 billion. The decrease in total net revenue was primarily driven by decline in Desktops, Supplies, Commercial Printing Hardware and unfavorable foreign currency impacts. The decline is driven by lower demand in Printing, as businesses have temporarily closed and office workers transitioned to working from home, as well as manufacturing and supply chain disruptions.
For the six months ended April 30, 2020, total net revenue decreased 5.8% (decreased 4.7% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 4.2% to $9.1 billion, while net revenue from international operations decreased 6.6% to $17.9 billion. The decrease in total net revenue was primarily driven by decline in Supplies, Desktops, Commercial Printing Hardware and unfavorable foreign currency impacts partially offset by Notebooks. The decline is driven by lower demand in Printing, as businesses have temporarily closed and office workers transitioned to working from home, as well as manufacturing and supply chain disruptions.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months ended April 30, 2020, our gross margin increased by 0.6 percentage points, as compared to the prior-year period. The increase is primarily driven by higher rate in Personal Systems due to favorable commodity costs, partially offset by unfavorable segment mix and unfavorable rate in Printing.
For the six months ended April 30, 2020, our gross margin increased by 1.2 percentage point as compared to the prior-year period. The increase is primarily driven by higher rate in Personal Systems due to favorable commodity costs, partially offset by unfavorable segment mix.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense decreased 4.2% for the three months ended April 30, 2020, as compared to the prior-year period, primarily due to structural savings and expense management partially offset by continuing investments in innovation and key growth initiatives. R&D expenses increased 5.9% for the six months ended April 30, 2020 as compared to the prior-year period,

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

primarily due to continuing investments in innovation and key growth initiatives partially offset by structural savings and expense management.
Selling, General and Administrative (“SG&A”)
SG&A expense decreased 9.2% and 3.1% for the three and six months ended April 30, 2020, respectively, as compared to the prior-year period, driven by structural cost savings from transformation program and the benefits of temporary discretionary cost actions.
Restructuring and Other Charges
Restructuring and other charges for the three and six months ended April 30, 2020 relate primarily to the Fiscal 2020 Plan.
Amortization of Intangible Assets
Amortization of intangible assets for the three and six months ended April 30, 2020 relates primarily to intangible assets resulting from prior acquisitions.
Interest and Other, Net
Interest and other, net expense decreased by $45 million and $84 million for the three months and six months ended April 30, 2020, respectively, as compared to the prior-year period, primarily driven by Net Periodic Post-retirement Benefit Cost.
Provision for Taxes
Our effective tax rate was 7.6% and 11.4% for the three months ended April 30, 2020 and 2019, respectively, and 15.4% and 11.1% for the six months ended April 30, 2020 and 2019, respectively. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and six months ended April 30, 2020 is primarily due to audit settlements in various jurisdictions and favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. For the three and six months ended April 30, 2019, our effective tax rate generally differs from the U.S. federal statutory rate of 21%, primarily due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world.
During the three and six months ended April 30, 2020, we recorded $59 million and $66 million respectively, of net tax benefits related to discrete items in the provision for taxes. These amounts included tax benefits of $42 million and $40 million related to audit settlements in various jurisdictions, $11 million and $17 million related to acquisition charges, and $7 million and $55 million related to restructuring charges for the three and six months ended April 30, 2020, respectively. These benefits were partially offset by uncertain tax position charges of $3 million and $51 million for the three and six months ended April 30, 2020, respectively. For the three and six months ended April 30, 2020, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
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
We record a valuation allowance to reduce deferred tax assets to the amount that we are more likely than not to realize. During the three and six months ended April 30, 2020, we determined that no material adjustments were required to our valuation allowances due to the COVID-19 pandemic and its resulting impact to our business. We will continue to monitor projections and their potential impact on our assessment regarding the realizability of our deferred tax asset balances.

Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Personal Systems

	Three months ended April 30			Six months ended April 30
	2020	2019	% Change	2020	2019	% Change
	Dollars in millions
Net revenue	$8,313	$8,921	(6.8)%	$18,205	$18,578	(2.0)%
Earnings from operations	$552	$385	43.4%	$1,214	$795	52.7%
Earnings from operations as a % of net revenue	6.6%	4.3%		6.7%	4.3%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2020	2019		2020	2019
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Notebooks	$5,083	$5,099	(0.2)	$11,057	$11,018	0.2
Desktops	2,409	2,940	(5.9)	5,332	5,797	(2.5)
Workstations	439	569	(1.5)	1,033	1,131	(0.5)
Other	382	313	0.8	783	632	0.8
Total Personal Systems	$8,313	$8,921	(6.8)	$18,205	$18,578	(2.0)

(1) Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended April 30, 2020 compared with three months ended April 30, 2019
Personal Systems net revenue decreased 6.8% (decreased 5.6% on a constant currency basis) for the three months ended April 30, 2020 as compared to the prior-year period. The net revenue decrease was primarily due to decline in Desktops and Workstations, and unfavorable foreign currency impacts, partially offset by Notebooks. The net revenue decrease was driven by a 5.0% decline in unit volume and 1.9% decline in average selling prices (“ASPs”), as compared to the prior-year period. The decrease in unit volume was driven by decline in Desktops and Workstations, partially offset by growth in Notebooks. Units shipments were impacted by demand dynamics as well as supply chain disruptions resulting from COVID-19. The decrease in ASPs was due to lower rate and unfavorable foreign currency impacts, partially offset by positive mix shifts. Consequently, Consumer revenue decreased 6.9% and Commercial revenue decreased 6.8% for the three months ended April 30, 2020 as compared to the prior-year period.
Net revenue decreased 18.1% in Desktops and 22.8% in Workstations and 0.3% in Notebooks as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue increased by 2.3 percentage points for the three months ended April 30, 2020 as compared to the prior-year period, driven by increase in gross margin due to favorable commodity costs partially offset by lower ASPs and increase in logistics costs.

Six months ended April 30, 2020 compared with six months ended April 30, 2019
Personal Systems net revenue decreased 2.0% (decreased 0.7% on a constant currency basis) for the six months ended April 30, 2020 as compared to the prior-year period. The net revenue decrease was primarily due to decline in Desktops and unfavorable foreign currency impacts, partially offset by Notebooks. The net revenue decrease was driven by a 1.6% decrease in ASPs and unit volume decreased by 0.4%, as compared to the prior-year period. The decrease in ASPs was due to lower rate and unfavorable currency impacts partially offset by positive mix shifts. The decrease in unit volume was primarily due to decline in Desktops, partially offset by growth in Notebooks. Consumer revenue decreased 6.7% as compared to prior-year

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

period, driven by units decline in Desktops and lower ASPs. Commercial revenue increased 0.2% as compared to the prior-year period, driven by growth in Notebooks.
Net revenue decreased 8.0% in Desktops and 8.7% in Workstations and increased 0.4% in Notebooks, as compared to the prior-year period.
Personal Systems earnings from operations as a percentage of net revenue increased 2.4 percentage points for the six months ended April 30, 2020 as compared to the prior-year period. The increase was primarily due to an increase in gross margin partially offset by an increase in operating expenses as a percentage of net revenue. The increase in gross margin was primarily due to favorable commodity costs, partially offset by lower ASPs. Operating expenses as a percentage of net revenue increased primarily due to increased investments in key growth initiatives.
Printing

	Three months ended April 30			Six months ended April 30
	2020	2019	% Change	2020	2019	% Change
	Dollars in millions
Net revenue	$4,158	$5,116	(18.7)%	$8,882	$10,172	(12.7)%
Earnings from operations	$548	$839	(34.7)%	$1,302	$1,660	(21.6)%
Earnings from operations as a % of net revenue	13.2%	16.4%		14.7%	16.3%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended April 30			Six months ended April 30
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2020	2019		2020	2019
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$2,841	$3,331	(9.6)	$5,882	$6,598	(7.0)
Commercial Hardware	808	1,179	(7.2)	1,884	2,269	(3.8)
Consumer Hardware	509	606	(1.9)	1,116	1,305	(1.9)
Total Printing	$4,158	$5,116	(18.7)	$8,882	$10,172	(12.7)

(1) Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended April 30, 2020 compared with three months ended April 30, 2019
Printing net revenue decreased 18.7% (decreased 17.9% on a constant currency basis) for the three months ended April 30, 2020 as compared to the prior-year period. The decline in net revenue was driven by declines in Supplies, Commercial Hardware and Consumer Hardware. Net revenue for Supplies decreased 14.7% as compared to the prior-year period, primarily driven by demand weakness as businesses have temporarily closed and office workers transitioned to working from home. Printer unit volume decreased 22.5% and ASPs decreased 14.0% as compared to the prior-year period. The decrease in printer unit volume was driven by unit decreases in both Commercial and Consumer Hardware. Printer ASPs decreased primarily due to lower rate in Commercial Hardware.
Net revenue for Commercial Hardware decreased by 31.5% as compared to the prior-year period, primarily due to a 28.2% decrease in ASPs and a 24.7% decrease in printer unit volume. The decrease in ASPs was driven by lower rate. The printer unit volume decline was due to lower demand for Commercial Hardware as businesses have temporarily closed and office workers transitioned to working from home.
Net revenue for Consumer Hardware decreased 16.0% as compared to the prior-year period, primarily due to a 22.1% decrease in printer unit volume partially offset by 7.8% increase in ASPs. The printer unit volume decrease was primarily due to supply chain disruptions due to COVID-19. The increase in ASPs was primarily driven by higher rate, positive mix shifts partially offset by unfavorable foreign currency impact.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Printing earnings from operations as a percentage of net revenue decreased by 3.2 percentage points for the three months ended April 30, 2020 as compared to the prior-year period, primarily due to lower Hardware and Supplies net revenue.

Six months ended April 30, 2020 compared with six months ended April 30, 2019
Printing net revenue decreased 12.7% (decreased 11.9% on a constant currency basis) for the six months ended April 30, 2020 as compared to the prior-year period. The decline in net revenue was primarily driven by a decline in Supplies, Commercial Hardware, Consumer Hardware and unfavorable foreign currency impacts. Net revenue for Supplies decreased 10.9% as compared to the prior-year period, due to lower demand and COVID-19 related impacts. Printer unit volume decreased 16.1% and ASPs decreased 6.9% as compared to the prior-year period. The decrease in printer unit volume was primarily driven by unit decreases in both Commercial and Consumer Hardware. Printer ASPs decreased primarily due to lower rate and unfavorable foreign currency impact.
Net revenue for Commercial Hardware decreased by 17.0% as compared to the prior-year period, primarily due to a 18.1% decrease in printer volume and a decrease in ASPs by 11.8%. The printer unit volume decline was due to lower demand in Commercial Hardware as businesses have temporarily closed and office workers transitioned to working from home. The decrease in ASPs was driven by lower rate, mix shifts and unfavorable foreign currency impacts.
Net revenue for Consumer Hardware decreased 14.5% as compared to the prior-year period due to a decrease in printer unit volume by 15.8% partially offset by 1.4% increase in ASPs. The printer unit volume decrease was driven by supply chain disruptions due to COVID-19 and lower demand in the first quarter. The increase in ASPs was primarily due to higher rate, partially offset by unfavorable foreign currency impacts.
Printing earnings from operations as a percentage of net revenue decreased by 1.6 percentage points for the six months ended April 30, 2020 as compared to the prior-year period, primarily due to lower Hardware and Supplies net revenue.
Corporate Investments
The loss from operations in Corporate Investments for the three and six months ended April 30, 2020 was primarily due to expenses associated with our incubation projects.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. The global disruptions caused by the COVID-19 pandemic have negatively impacted our cash flow from operations in the three months ended April 30, 2020. While the impacts from the COVID-19 pandemic are currently expected to be temporary, there is uncertainty around its extent and duration and our liquidity and working capital needs may be impacted in the future periods. We believe that current cash, cash flow from operating activities, new borrowings, available commercial paper authorization and the credit facilities will be sufficient to meet HP’s operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and post-retirement funding requirements, authorized share repurchases and annual dividend payments. Additionally, in the event that suitable businesses are available for acquisition that offer good return opportunities, the Company may obtain all or a portion of the financing for these acquisitions through additional borrowings. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part II of this report as well as in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 and the market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this report, which are incorporated herein by reference.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Liquidity
Our key cash flow metrics were as follows:

	Six months ended April 30
	2020	2019
	In millions
Net cash provided by operating activities	$775	$1,723
Net cash used in investing activities	(380)	(22)
Net cash used in financing activities	(878)	(3,311)
Net decrease in cash and cash equivalents	$(483)	$(1,610)
Operating Activities
Compared to the corresponding period in fiscal year 2019, net cash provided by operating activities decreased by $0.9 billion for the six months ended April 30, 2020, primarily due to back-end loaded manufacturing activities impacted by the COVID-19 pandemic.
Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	April 30, 2020	October 31, 2019	Change	April 30, 2019	October 31, 2018	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	37	35	2	35	30	5	2
Days of supply in inventory (“DOS”)	57	41	16	43	43	—	14
Days of purchases outstanding in accounts payable (“DPO”)	(128)	(107)	(21)	(110)	(105)	(5)	(18)
Cash conversion cycle	(34)	(31)	(3)	(32)	(32)	—	(2)
April 30, 2020 as compared to April 30, 2019
The cash conversion cycle is the sum of days of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. The increase in DSO was primarily due to unfavorable revenue linearity due to the impact of COVID-19.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The increase in DOS was primarily due to increased strategic buys in Personal Systems and lower cost of revenue primarily due to the impact of COVID-19.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The increase in DPO was primarily due to increased strategic inventory purchases and lower cost of revenue primarily due to the impact of COVID-19.
Investing Activities
Compared to the corresponding period in fiscal year 2019, net cash used in investing activities increased by $0.4 billion for the six months ended April 30, 2020, primarily due to a decrease in sale of investments classified as available-for-sale investments within Other current assets of $0.7 billion, partially offset by lower net payments for acquisitions of $0.4 billion.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Financing Activities
Compared to the corresponding period in fiscal year 2019, net cash used in financing activities decreased by $2.4 billion for the six months ended April 30, 2020, primarily due to an increase in commercial paper amount of $1.5 billion, lower payment of debt of $0.4 billion and lower share repurchases amount of $0.6 billion .
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Depending on these factors, we may, from time to time, incur additional indebtedness or refinance existing indebtedness. Outstanding borrowings increased to $5.5 billion as of April 30, 2020 as compared to $5.1 billion as of October 31, 2019, bearing weighted-average interest rates of 4.3% and 4.6% for April 30, 2020 and October 31, 2019, respectively.
Our weighted-average interest rate reflects the effective rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 8, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of April 30, 2020, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, which will be available until March 30, 2023 and is primarily to support the issuance of commercial paper. On May 29, 2020, we entered into a 364-day revolving credit facility providing for a senior unsecured revolving credit facility with aggregate lending commitments of $1.0 billion, which will be available until May 28, 2021. Funds borrowed under these revolving credit facilities may be used for general corporate purposes.

Available Borrowing Resources
We had the following resources available to obtain short or long-term financing in addition to the commercial paper and revolving credit facilities discussed above:

As of April 30, 2020
In millions
2019 Shelf Registration Statement	Unspecified
Uncommitted lines of credit	$725
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

CONTRACTUAL AND OTHER OBLIGATIONS
Retirement and Post-Retirement Benefit Plan Contributions
As of April 30, 2020, we anticipate making contributions for the remainder of fiscal year 2020 of approximately $52 million to our non-U.S. pension plans, $21 million to cover benefit payments to U.S. non-qualified pension plan participants and $3 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Cost Savings Plan
As a result of our approved restructuring plans, including the Fiscal 2020 Plan, we expect to make future cash payments of approximately $0.7 billion. We expect to make future cash payments of $0.2 billion in fiscal year 2020 with remaining cash payments through fiscal year 2023. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of April 30, 2020, we had approximately $585 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
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
We do not believe there has been any material impact to our internal controls over financial reporting notwithstanding that most of our employees are working remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to address any potential impact on their design and operating effectiveness.

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

Our business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (COVID-19) to be a pandemic. As part of efforts to contain the spread of COVID-19, governmental authorities have imposed various restrictions, such as travel bans, stay-at-home orders and quarantines, social distancing measures and temporary business closures. The COVID-19 pandemic and the actions taken by governments, businesses and individuals in response to the pandemic have resulted in, and are expected to continue to result in, a substantial curtailment of business activities (including the decrease in demand for a broad variety of goods and services), weakened economic conditions, supply chain disruptions, significant economic uncertainty and volatility in the financial markets, both in the United States and abroad.

The COVID-19 pandemic is adversely impacting, and is expected to continue to adversely impact, our operations and financial performance. COVID-19 related restrictions impacted the demand dynamics for certain products and services as a result of temporary closures of offices and businesses and as people moved to spending more time at home, which negatively impacted sales for both commercial Personal Systems and Print. For as long as remote working and learning practices remain prevalent, whether due to restrictions implemented by governmental authorities or businesses allowing employees to continue to work remotely, we expect decreased sales of products for in-office consumption in some markets and channels. While this decrease in demand has been partially offset by increased sales of certain products for in-home consumption, we are unable to predict for how long or to what extent this increase will continue. Moreover, our channel partners have experienced, and may continue to experience, disruptions in their operations due to governmental and business restrictions implemented in response to the COVID-19 pandemic, which has caused, and may continue to cause, reduced, or canceled orders, or collection risks. This has further adversely impacted our results of operations and we expect it to continue to have a negative impact on our results of operations.

Additionally, we have experienced temporary factory closures and other supply chain disruptions as a result of COVID-19, and we may continue to experience such disruptions. For example, in the three months ended April 30, 2020, our manufacturing sites, including sites in China and Southeast Asia, as well as those of our suppliers and outsourcing partners, were adversely impacted by COVID-19 as a result of quarantines, facility closures, including temporary factory closures, and travel and logistics restrictions. These disruptions in China and other locations such as Malaysia resulted in temporary supply shortages that affected sales worldwide for both Personal Systems and Print. We may experience further disruptions in the future, and any prolonged disruptions to our manufacturing operations and/or supply chain could have a material adverse effect on our business, results of operations and financial condition.

We continue to have significant sources of cash and liquidity and access to committed credit lines, but a prolonged period of generating lower cash from operations, whether as a result of reduced demand or disruptions to our manufacturing operations and/or supply chain or for other reasons, could adversely affect our financial condition.

We are also facing increased operational challenges as we take measures to support and protect employee health and safety, including limiting employee travel, closing facilities and offices, and implementing work-from-home policies for employees. In particular, our remote work arrangements, coupled with stay-at-home orders and quarantines, pose new challenges for our employees and our IT systems and extended periods of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity and IT systems management risks, and impair our ability to manage our business.

The effects of the COVID-19 pandemic may also limit the resources afforded to or delay the implementation of our strategic initiatives or plans and make it more difficult to develop, manufacture and market innovative products and services.  If our strategic initiatives are delayed or otherwise modified, such initiatives may not achieve some or all of the expected benefits of such initiatives, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

Further, the COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, could also precipitate or aggravate the other risk factors that we identify in our 2019 Annual Report on Form 10-K, any of which could materially adversely impact our business. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic on economic and market conditions. Further, the COVID-19 pandemic may also affect our business and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Our level of indebtedness and related debt service obligations could adversely affect our business and financial condition.
As of April 30, 2020, we had an aggregate of $5.5 billion of outstanding indebtedness that will mature between calendar year 2020 and calendar year 2041 and we had availability under our revolving credit facility of $4.0 billion and $725 million available from uncommitted lines of credit. Additionally, on May 29, 2020, we entered into a 364-day revolving credit facility providing for a senior unsecured revolving credit facility with aggregate lending commitments of $1.0 billion. We may also incur additional indebtedness in the future. Our debt level and related debt service obligations could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, and reducing funds available for working capital, capital expenditures, dividend repayments, acquisitions, and other general corporate purposes. Moreover, our indebtedness increases our vulnerability to general adverse economic and industry conditions. Further, we may be required to raise additional financing for working capital, capital expenditures, debt service obligations, debt refinancing, future acquisitions or other general corporate purposes. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control, and could be adversely impacted by our debt level. Consequently, we may not be able to obtain additional financing or refinancing on terms acceptable to us or at all, which could adversely impact our ability to service our outstanding indebtedness or to repay our outstanding indebtedness as it becomes due and adversely impact our business and financial condition. Additionally, further borrowings may increase the risk of a future downgrade in our credit ratings, which could increase future debt costs and limit the future availability of debt financing.

Our business could be negatively impacted as a result of actions by activist stockholders or others.

Recently, HP was the target of a proxy contest and exchange offer by Xerox Holdings Corporation in connection with its unsolicited offer to acquire HP, which resulted in significant costs to HP.  While Xerox ultimately terminated its offer to acquire HP and withdrew the slate of director candidates it had nominated, if similar actions were taken in the future or we were the target of other activist shareholder activities in the future, our business could be adversely affected because responding to such actions can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees.  Moreover, such actions may create perceived uncertainties among current and potential customers, clients, suppliers, employees and other constituencies as to our future direction, which could result in lost sales and the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners.  In addition, actual or perceived actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

In addition, at any time after a person or group acquires 20% or more of our outstanding common stock (unless such person or group acquires 50% or more), the Board may exchange one share of our common stock for each outstanding right (other than rights owned by such person or group, which would have become void).  The shareholder rights plan could make it more difficult for a third party to acquire the Company or a large block of our common stock without the approval of our Board.  The rights will expire on February 20, 2021, unless terminated earlier by HP’s Board of Directors.

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
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases during the three months ended April 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
February 2020	4,953	$22.02	4,953	$14,985,487
March 2020	649	$21.24	649	$14,971,698
April 2020	—	$—	—	$14,971,698
Total	5,603		5,603
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. HP intends to use repurchases from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. All share repurchases settled in the second quarter of fiscal year 2020 were open market transactions. As of April 30, 2020, HP had approximately $15.0 billion remaining under the share repurchase authorizations.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The Exhibit Index beginning on page 63 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HP INC.
/s/ STEVE FIELER
Steve Fieler Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: June 5, 2020

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
		10-Q	001-04423	10(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(m)(m)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(n)(n)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(p)(p)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective February 28, 2020.*	10-Q	001-04423	10(p)(p)	March 5, 2020
10(q)(q)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(t)(t)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(u)(u)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(v)(v)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(w)(w)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(x)(x)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(y)(y)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(z)(z)	March 2, 2017
10(z)(z)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017
10(a)(a)(a)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(b)(b)(b)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(c)(c)(c)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(d)(d)(d)	March 1, 2018
10(d)(d)(d)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(e)(e)(e)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(f)(f)(f)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(g)(g)(g)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(h)(h)(h)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10(j)(j)(j)	March 5, 2019
10(i)(i)(i)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
10(j)(j)(j)	Form of Grant Agreement for grants of restricted stock units (for use from July 1, 2019).*	10-Q	001-04423	10(l)(l)(l)	August 29, 2019
10(k)(k)(k)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(m)(m)(m)	December 12, 2019
10(l)(l)(l)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(n)(n)(n)	December 12, 2019
10(m)(m)(m)	Form of Grant Agreement for grants of stock options for directors (for use from January 15, 2020).*	10-Q	001-04423	10(m)(m)(m)	March 5, 2020
10(n)(n)(n)	Form of Grant Agreement for grants of restricted stock units for directors (for use from January 15, 2020).*	10-Q	001-04423	10(n)(n)(n)	March 5, 2020
10(o)(o)(o)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(o)(o)(o)	March 5, 2020
10(p)(p)(p)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(p)(p)(p)	March 5, 2020
10(q)(q)(q)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(q)(q)(q)	March 5, 2020
10(r)(r)(r)	Amendment Number One to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective February 28, 2020).*†
10(s)(s)(s)	Amendment Number One to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective February 28, 2020).*†
10(t)(t)(t)	HP Inc. 2021 Employee Stock Purchase Plan.*†
10(u)(u)(u)	364-Day Credit Agreement, dated as of May 29, 2020, among the Registrant, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.*†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).‡

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