Form 10-Q
period 2020-07-31
HP INC
filed 2020-09-04
CIK 47217

Use these links to rapidly review the document

Part I. Financial Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of HP Inc. common stock outstanding as of July 31, 2020 was 1,373,496,735 shares.

HP INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period ended July 31, 2020
In this report on Form 10-Q, for all periods presented, “we”, “us”, “our”, “company”, the “Company”, “HP” and “HP Inc.” refer to HP Inc. (formerly Hewlett-Packard Company) and its consolidated subsidiaries.

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

Part I. Financial Information

ITEM 1. Financial Statements and Supplementary Data.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2020	2019	2020	2019
	In millions, except per share amounts
Net revenue	$14,294	$14,603	$41,381	$43,349
Costs and expenses:
Cost of revenue	11,901	11,698	33,623	35,103
Research and development	359	413	1,097	1,110
Selling, general and administrative	1,156	1,376	3,662	3,963
Restructuring and other charges	59	17	431	141
Acquisition-related charges (credits)	11	(9)	14	12
Amortization of intangible assets	29	29	84	87
Total costs and expenses	13,515	13,524	38,911	40,416
Earnings from operations	779	1,079	2,470	2,933
Interest and other, net	(28)	(831)	(15)	(902)
Earnings before taxes	751	248	2,455	2,031
(Provision for) benefit from taxes	(17)	931	(279)	733
Net earnings	$734	$1,179	$2,176	$2,764

Net earnings per share:
Basic	$0.52	$0.79	$1.52	$1.81
Diluted	$0.52	$0.78	$1.51	$1.80

Weighted-average shares used to compute net earnings per share:
Basic	1,417	1,499	1,435	1,528
Diluted	1,423	1,508	1,441	1,537
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2020	2019	2020	2019
	In millions
Net earnings	$734	$1,179	$2,176	$2,764
Other comprehensive (loss) income before taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	2	—	1	—
Losses reclassified into earnings	—	—	—	3
	2	—	1	3
Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(563)	180	(272)	271
Gains reclassified into earnings	(130)	(86)	(242)	(259)
	(693)	94	(514)	12
Change in unrealized components of defined benefit plans:
Losses arising during the period	(5)	(16)	(6)	(20)
Amortization of actuarial loss and prior service benefit	20	11	61	34
Curtailments, settlements and other	2	41	3	40
	17	36	58	54
Change in cumulative translation adjustment	15	(30)	4	(22)
Other comprehensive (loss) income before taxes	(659)	100	(451)	47
Benefit from (provision for) taxes	104	(63)	71	(65)
Other comprehensive (loss) income, net of taxes	(555)	37	(380)	(18)
Comprehensive income	$179	$1,216	$1,796	$2,746
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	As of
	July 31, 2020	October 31, 2019
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$4,679	$4,537
Accounts receivable, net	5,269	6,031
Inventory	5,896	5,734
Other current assets	4,425	3,875
Total current assets	20,269	20,177
Property, plant and equipment, net	2,658	2,794
Goodwill	6,386	6,372
Other non-current assets	4,931	4,124
Total assets	$34,244	$33,467
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and short-term borrowings	$276	$357
Accounts payable	14,276	14,793
Other current liabilities	10,474	10,143
Total current liabilities	25,026	25,293
Long-term debt	5,981	4,780
Other non-current liabilities	5,223	4,587
Stockholders’ deficit:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,373 and 1,458 shares issued and outstanding at July 31, 2020 and October 31, 2019, respectively)	14	15
Additional paid-in capital	958	835
Accumulated deficit	(1,353)	(818)
Accumulated other comprehensive loss	(1,605)	(1,225)
Total stockholders’ deficit	(1,986)	(1,193)
Total liabilities and stockholders’ deficit	$34,244	$33,467
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended July 31
	2020	2019
	In millions
Cash flows from operating activities:
Net earnings	$2,176	$2,764
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	593	539
Stock-based compensation expense	221	233
Restructuring and other charges	431	141
Deferred taxes on earnings	146	325
Other, net	281	176
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	699	(22)
Inventory	(247)	(24)
Accounts payable	(433)	(138)
Net investment in leases	(112)	—
Taxes on earnings	(238)	(1,123)
Restructuring and other	(412)	(122)
Other assets and liabilities	(663)	1,317
Net cash provided by operating activities	2,442	4,066
Cash flows from investing activities:
Investment in property, plant and equipment	(464)	(475)
Proceeds from sale of property, plant and equipment	3	—
Purchases of available-for-sale securities and other investments	(533)	(80)
Maturities and sales of available-for-sale securities and other investments	303	771
Collateral posted for derivative instruments	(240)	(32)
Collateral returned for derivative instruments	—	32
Payment made in connection with business acquisitions, net of cash acquired	—	(427)
Net cash used in investing activities	(931)	(211)
Cash flows from financing activities:
Payments of short-term borrowings with original maturities less than 90 days, net	—	(856)
Proceeds from short-term borrowings with original maturities greater than 90 days	19	—
Proceeds from debt, net of issuance costs	3,051	94
Payment of debt	(1,788)	(604)
Stock-based award activities and others	(125)	(58)
Repurchase of common stock	(1,767)	(1,944)
Cash dividends paid	(759)	(734)
Net cash used in financing activities	(1,369)	(4,102)
Increase (decrease) in cash and cash equivalents	142	(247)
Cash and cash equivalents at beginning of period	4,537	5,166
Cash and cash equivalents at end of period	$4,679	$4,919
Supplemental schedule of non-cash activities:
Purchase of assets under finance leases	$19	$253
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance April 30, 2019	1,506,292	$15	$723	$(1,325)	$(900)	$(1,487)
Net earnings				1,179		1,179
Other comprehensive loss, net of taxes					37	37
Comprehensive income						1,216
Issuance of common stock in connection with employee stock plans and other	1,683		17			17
Repurchases of common stock	(26,061)		(14)	(513)		(527)
Cash dividends ($0.32 per common share)				(478)		(478)
Stock-based compensation expense			59			59
Adjustment for adoption of accounting standards				69		69
Balance July 31, 2019	1,481,914	$15	$785	$(1,068)	$(863)	$(1,131)

Balance April 30, 2020	1,429,957	$14	$926	$(633)	$(1,050)	$(743)
Net earnings				734		734
Other comprehensive loss, net of taxes					(555)	(555)
Comprehensive income						179
Issuance of common stock in connection with employee stock plans and other	2,379		23			23
Repurchases of common stock	(58,839)		(40)	(961)		(1,001)
Cash dividends ($0.35 per common share)				(493)		(493)
Stock-based compensation expense			49			49
Balance July 31, 2020	1,373,497	$14	$958	$(1,353)	$(1,605)	$(1,986)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Number of Shares	Par Value		Accumulated Deficit
	In millions, except number of shares in thousands
Balance October 31, 2018	1,560,270	$16	$663	$(473)	$(845)	$(639)
Net earnings				2,764		2,764
Other comprehensive income, net of taxes					(18)	(18)
Comprehensive income						2,746
Issuance of common stock in connection with employee stock plans and other	13,827		(69)			(69)
Repurchases of common stock	(92,183)	(1)	(41)	(1,894)		(1,936)
Cash dividends ($0.64 per common share)				(971)		(971)
Stock-based compensation expense			232			232
Adjustment for adoption of accounting standards				(494)		(494)
Balance July 31, 2019	1,481,914	$15	$785	$(1,068)	$(863)	$(1,131)

Balance October 31, 2019	1,457,719	$15	$835	$(818)	$(1,225)	$(1,193)
Net earnings				2,176		2,176
Other comprehensive income, net of taxes					(380)	(380)
Comprehensive income						1,796
Issuance of common stock in connection with employee stock plans and other	13,143		(35)			(35)
Repurchases of common stock	(97,365)	(1)	(63)	(1,737)		(1,801)
Cash dividends ($0.70 per common share)				(1,001)		(1,001)
Stock-based compensation expense			221			221
Adjustment for adoption of accounting standards (Note 1)				27		27
Balance July 31, 2020	1,373,497	$14	$958	$(1,353)	$(1,605)	$(1,986)
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of July 31, 2020, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.
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
The adoption of the new lease standard resulted in the recognition of $1.2 billion in operating lease liabilities and $1.2 billion of related ROU assets on the Consolidated Condensed Balance Sheets. The net impact of adoption to accumulated deficit as on November 1, 2019 is not material. As of November 1, 2019, there were no material finance leases for which HP was a lessee.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 1: Basis of Presentation (Continued)
The new lease standard also made some changes to lessor accounting, including alignment with the new revenue recognition standard. HP now records revenue upfront on certain aspects of its as-a-service offerings and reflects financing of these offerings as cash flows from financing activities on the Consolidated Condensed Statements of Cash Flows. These changes did not have a material impact on the Consolidated Condensed Financial Statements.
Refer to Note 14, “Leases”, for additional disclosures related to leases.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued guidance, which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. HP will adopt the guidance in the first quarter of fiscal year 2021 using a modified retrospective approach. HP has established a cross-functional implementation team to evaluate the impact of the new standard on the Consolidated Condensed Financial Statements.
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
A summary description of each segment is as follows:
Personal Systems offers commercial and consumer desktop and notebook personal computers (“PCs”), workstations, thin clients, commercial mobility devices, retail point-of-sale (“POS”) systems, displays and other related accessories, software, support and services. HP groups commercial notebooks, commercial desktops, commercial services, commercial mobility devices, commercial detachables and convertibles, workstations, retail POS systems and thin clients into commercial PCs and consumer notebooks, consumer desktops, consumer services and consumer detachables into consumer PCs when describing performance in these markets. Described below are HP’s global business capabilities within Personal Systems:
•Commercial PCs are optimized for use by enterprise, public sector and SMB customers, with a focus on robust designs, security, serviceability, connectivity, reliability and manageability in networked and cloud-based environments. Additionally, HP offers a range of services and solutions to enterprise, public sector and SMB customers to help them manage the lifecycle of their PC and mobility installed base.
•Consumer PCs are optimized for consumer usage, focusing on gaming, distance learning, consuming multi-media for entertainment, managing personal life activities, staying connected, sharing information, getting things done for work including creating content, staying informed and security.
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
Printing provides consumer and commercial printer hardware, supplies, services and solutions, as well as scanning devices. Printing is also focused on imaging solutions in the commercial and industrial markets. Described below are HP’s global business capabilities within Printing. HP goes to market through its extensive channel network and direct sales.
•Office Printing Solutions delivers HP’s office printers, supplies, services and solutions to SMBs and large enterprises. It also includes OEM hardware and solutions, and some Samsung-branded supplies.
•Home Printing Solutions delivers innovative printing products, supplies, services and solutions for the home, home business and micro business customers utilizing both HP’s Ink and Laser technologies. It also includes some Samsung-branded supplies.
•Graphics Solutions delivers large-format, commercial and industrial solutions and supplies to print service providers and packaging converters through a wide portfolio of printers and presses (HP DesignJet, HP Latex, HP Indigo and HP PageWide Web Presses).
•3D Printing & Digital Manufacturing offers a portfolio of additive manufacturing solutions and supplies to help customers succeed in their additive and digital manufacturing journey. HP offers complete solutions in collaboration with an ecosystem of partners.
Printing groups its global business capabilities into the following business units when reporting business performance:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)
•Commercial Hardware consists of office printing solutions, graphics solutions and 3D printing & digital manufacturing, excluding supplies;
•Consumer Hardware consists of home printing solutions, excluding supplies; and
•Supplies comprises a set of highly innovative consumable products, ranging from ink and laser cartridges to media, graphics supplies and 3D printing & digital manufacturing supplies, for recurring use in consumer and commercial hardware.
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

Segment Operating Results from Operations and the reconciliation to HP consolidated results were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 2: Segment Information (Continued)

	Three months ended July 31		Nine months ended July 31
	2020	2019	2020	2019
	In millions
Net revenue:
Notebooks	$7,304	$5,630	$18,361	$16,648
Desktops	2,221	3,111	7,553	8,908
Workstations	428	609	1,461	1,740
Other	407	340	1,190	972
Personal Systems	10,360	9,690	28,565	28,268
Supplies	2,573	3,164	8,455	9,762
Commercial Hardware	732	1,160	2,616	3,429
Consumer Hardware	628	588	1,744	1,893
Printing	3,933	4,912	12,815	15,084
Corporate Investments	1	1	2	2
Total segment net revenue	14,294	14,603	41,382	43,354
Other	—	—	(1)	(5)
Total net revenue	$14,294	$14,603	$41,381	$43,349

Earnings before taxes:
Personal Systems	$570	$547	$1,784	$1,342
Printing	480	765	1,782	2,425
Corporate Investments	(15)	(23)	(42)	(71)
Total segment earnings from operations	1,035	1,289	3,524	3,696
Corporate and unallocated costs and other	(108)	(113)	(304)	(290)
Stock-based compensation expense	(49)	(60)	(221)	(233)
Restructuring and other charges	(59)	(17)	(431)	(141)
Acquisition-related (charges) credits	(11)	9	(14)	(12)
Amortization of intangible assets	(29)	(29)	(84)	(87)
Interest and other, net	(28)	(831)	(15)	(902)
Total earnings before taxes	$751	$248	$2,455	$2,031

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 3: Restructuring and Other Charges
Summary of Restructuring Plans
HP’s restructuring activities for the nine months ended July 31, 2020 and 2019 summarized by plan were as follows:

	Fiscal 2020 Plan
	Severance and EER		Non-labor	Other prior-year Plans (1)	Total
	In millions
Accrued balance as of October 31, 2019	$76		$—	$66	$142
Charges	325		5	1	331
Cash payments	(256)		(5)	(48)	(309)
Non-cash and other adjustments	(48)	(2)	—	(3)	(51)
Accrued balance as of July 31, 2020	$97		$—	$16	$113
Total costs incurred to date as of July 31, 2020	$407		$5	$1,817	$2,229

Reflected in Consolidated Condensed Balance Sheets
Other current liabilities	$97		$—	$16	$113

Accrued balance as of October 31, 2018	$—		$—	$59	$59
Charges	—		—	130	130
Cash payments	—		—	(112)	(112)
Non-cash and other adjustments	—		—	(15)	(15)
Accrued balance as of July 31, 2019	$—		$—	$62	$62
HP’s restructuring charges for the three months ended July 31, 2020 summarized by the plans outlined below were as follows:

	Fiscal 2020 Plan
	Severance and EER	Non-labor	Other prior-year Plans(1)	Total
	In millions
For the three months ended July 31, 2020	$43	$3	$—	$46
(1)Primarily includes the fiscal 2017 plan along with other legacy plans, all of which are substantially complete. HP does not expect any further material activity associated with these plans.
(2)Includes reclassification of liability related to the Enhanced Early Retirement (“EER”) plan of $44 million for certain healthcare and medical savings account benefits to pension and post-retirement plans. See Note 4, “Retirement and Post-Retirement Benefit Plans”, for further information.
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
Other charges
Other charges include non-recurring costs, including those as a result of Separation, information technology rationalization efforts and proxy contest activities, and are distinct from ongoing operational costs. These costs primarily relate to third-party legal, professional services and other non-recurring costs. For the three and nine months ended July 31, 2020, HP incurred $13 million and $100 million of other charges, respectively. For the three and nine months ended July 31, 2019, HP incurred $3 million and $11 million of other charges, respectively.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans
The components of HP’s pension and post-retirement benefit (credit) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2020	2019	2020	2019	2020	2019
	In millions
Service cost	$—	$—	$16	$14	$—	$—
Interest cost	103	123	4	6	3	4
Expected return on plan assets	(175)	(146)	(10)	(9)	(6)	(5)
Amortization and deferrals:
Actuarial loss (gain)	16	15	11	8	(3)	(8)
Prior service benefit	—	—	(1)	(1)	(3)	(3)
Net periodic (credit) benefit cost	(56)	(8)	20	18	(9)	(12)
Curtailment gain	—	—	—	(9)	—	—
Settlement loss	2	1	—	—	—	—
Total periodic (credit) benefit cost	$(54)	$(7)	$20	$9	$(9)	$(12)

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2020	2019	2020	2019	2020	2019
	In millions
Service cost	$—	$—	$47	$43	$1	$—
Interest cost	309	369	13	18	8	12
Expected return on plan assets	(525)	(437)	(31)	(28)	(17)	(15)
Amortization and deferrals:
Actuarial loss (gain)	48	45	32	24	(8)	(24)
Prior service benefit	—	—	(2)	(2)	(9)	(9)
Net periodic (credit) benefit cost	(168)	(23)	59	55	(25)	(36)
Curtailment gain	—	—	—	(9)	—	—
Settlement loss	3	2	—	—	—	—
Special termination benefit cost	—	—	—	—	44	—
Total periodic (credit) benefit cost	$(165)	$(21)	$59	$46	$19	$(36)
Employer Contributions and Funding Policy
HP’s policy is to fund its pension plans so that it makes at least the minimum contribution required by local government, funding and taxing authorities.
During fiscal year 2020, HP anticipates making contributions of approximately $76 million to its non-U.S. pension plans, approximately $36 million to its U.S. non-qualified plan participants and approximately $6 million to cover benefit claims under HP’s post-retirement benefit plans. During the nine months ended July 31, 2020, HP contributed $30 million to its non-U.S. pension plans, paid $27 million to cover benefit payments to U.S. non-qualified plan participants and paid $4 million to cover benefit claims under HP’s post-retirement benefit plans.
HP’s pension and other post-retirement benefit costs and obligations depend on various assumptions. Differences between expected and actual returns on investments and changes in discount rates and other actuarial assumptions are reflected as unrecognized gains or losses, and such gains or losses are amortized to earnings in future periods. A deterioration in the funded status of a plan could result in a need for additional company contributions or an increase in net pension and post-

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 4: Retirement and Post-Retirement Benefit Plans (Continued)
retirement benefit costs in future periods. Actuarial gains or losses are determined at the measurement date and amortized over the remaining service life for active plans or the life expectancy of plan participants for frozen plans.
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
All employees participating in the EER program were offered the opportunity to continue health care coverage at the active employee contribution rates for up to 36 months following retirement. In addition, HP provided up to $12,000 in employer credits under the Retirement Medical Savings Account (“RMSA”) program. In relation to the continued health care coverage and employer credits under the RMSA program, HP recognized special termination benefit costs of $44 million as restructuring and other charges for the nine months ended July 31, 2020.
Lump Sum Program
        HP offered a lump sum program during the third quarter of fiscal year 2020. Certain terminated vested participants in the HP Inc. Pension Plan (“Pension Plan”) could elect to take a one-time voluntary lump sum payment equal to the present value of future benefits. Approximately 12,000 participants elected the lump sum option. Payments of approximately $2.0 billion will be made from plan assets to the participants in the fourth quarter of fiscal year 2020 and an estimated non-cash settlement expense of approximately $240 million arising from the accelerated recognition of previously deferred actuarial losses will be recorded in such quarter.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5: Taxes on Earnings
Provision for Taxes
HP’s effective tax rate was 2.2% and (375.4)% for the three months ended July 31, 2020 and 2019, respectively and 11.4% and (36.1)% for the nine months ended July 31, 2020 and 2019, respectively. The difference between the U.S. federal statutory tax rate of 21% and HP’s effective tax rate for the three and nine months ended July 31, 2020 is primarily due to audit settlements in various jurisdictions and favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world. For the three and nine months ended July 31, 2019, HP’s effective tax rate generally differs from the U.S. federal statutory rate of 21% primarily due to the resolution of various audits, transitional impacts of U.S. tax reform, and favorable tax rates associated with certain earnings from HP’s operations in lower-tax jurisdictions throughout the world.
During the three and nine months ended July 31, 2020, HP recorded $116 million and $182 million, respectively, of net tax benefits related to discrete items in the provision for taxes. These amounts included tax benefits of $102 million and $143 million related to audit settlements in various jurisdictions, $20 million and $75 million related to restructuring charges, and $4 million and $20 million related to acquisition charges for the three and nine months ended July 31, 2020, respectively. These benefits were partially offset by uncertain tax position charges of $3 million and $54 million for the three and nine months ended July 31, 2020, respectively. For the nine months ended July 31, 2020, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
During the three and nine months ended July 31, 2019, HP recorded $1.1 billion of net income tax benefits related to discrete items in the provision for taxes. This amount included tax benefits of $1.0 billion related to various audit settlements, $75 million due to the ability to utilize tax attributes, along with $57 million and $78 million for the three and nine months ended July 31, 2019, respectively, related to U.S. tax reform as a result of new guidance issued by the U.S. Internal Revenue Service (“IRS”). These benefits were partially offset by valuation allowance charges of $98 million for the three and nine months ended July 31, 2019. In addition to the discrete items mentioned above, HP recorded excess tax benefits of $21 million associated with stock options, restricted stock units and performance-adjusted restricted stock units for the nine months ended July 31, 2019.
Uncertain Tax Positions
As of July 31, 2020, the amount of gross unrecognized tax benefits was $824 million, of which up to $680 million would affect HP’s effective tax rate if realized. Total gross unrecognized tax benefits decreased by $105 million for the nine months ended July 31, 2020, primarily related to the resolution of various audits. HP recognizes interest income from favorable settlements and interest expense and penalties accrued on unrecognized tax benefits in the provision for taxes in the Consolidated Condensed Statements of Earnings. As of July 31, 2020 and 2019, HP had accrued $37 million and $75 million, respectively, for interest and penalties.
HP engages in continuous discussions and negotiations with taxing authorities regarding tax matters in various jurisdictions. HP expects to complete resolution of certain tax years with various tax authorities within the next 12 months. HP believes it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $80 million within the next 12 months, affecting HP’s effective tax rate if realized.
HP is subject to income tax in the United States and approximately 58 other countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by federal, state and foreign tax authorities. The IRS is conducting an audit of HP’s 2018 and 2019 income tax returns.

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 6: Supplementary Financial Information
Accounts Receivable, net

	As of
	July 31, 2020	October 31, 2019
	In millions
Accounts receivable	$5,401	$6,142
Allowance for doubtful accounts	(132)	(111)
	$5,269	$6,031
The allowance for doubtful accounts related to accounts receivable and changes were as follows:

Nine months ended July 31, 2020
In millions
Balance at beginning of period	$111
Provision for doubtful accounts	53
Deductions, net of recoveries	(32)
Balance at end of period	$132
HP has third-party arrangements, consisting of revolving short-term financing, which provide liquidity to certain partners to facilitate their working capital requirements. These financing arrangements, which in certain circumstances may contain partial recourse, result in a transfer of HP’s receivables and risk to the third party. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Consolidated Condensed Balance Sheets upon transfer, and HP receives a payment for the receivables from the third party within a mutually agreed upon time period. For arrangements involving an element of recourse, the recourse obligation is measured using market data from similar transactions and reported as a current liability in the Consolidated Condensed Balance Sheets. The recourse obligations as of July 31, 2020 and October 31, 2019 were not material. The costs associated with the sale of trade receivables for the three and nine months ended July 31, 2020 and 2019 were not material.
The following is a summary of the activity under these arrangements:

	Three months ended July 31		Nine months ended July 31
	2020	2019	2020	2019
	In millions
Balance at beginning of period(1)	$124	$182	$235	$165
Trade receivables sold	2,231	2,311	7,411	7,836
Cash receipts	(2,254)	(2,330)	(7,544)	(7,838)
Foreign currency and other	8	(4)	7	(4)
Balance at end of period(1)	$109	$159	$109	$159
(1) Amounts outstanding from third parties reported in Accounts Receivable in the Consolidated Condensed Balance Sheets.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Inventory

	As of
	July 31, 2020	October 31, 2019
	In millions
Finished goods	$3,937	$3,855
Purchased parts and fabricated assemblies	1,959	1,879
	$5,896	$5,734

Other Current Assets

	As of
	July 31, 2020	October 31, 2019
	In millions
Supplier and other receivables	$2,028	$1,951
Prepaid and other current assets	1,472	967
Value-added taxes receivable	925	957
	$4,425	$3,875

Property, Plant and Equipment, net

	As of
	July 31, 2020	October 31, 2019
	In millions
Land, buildings and leasehold improvements	$2,069	$1,977
Machinery and equipment, including equipment held for lease	5,234	5,060
	7,303	7,037
Accumulated depreciation	(4,645)	(4,243)
	$2,658	$2,794

Other Non-Current Assets

	As of
	July 31, 2020	October 31, 2019
	In millions
Deferred tax assets	$2,506	$2,620
Right-of-use assets from operating leases, net(1)	1,099	—
Intangible assets	572	661
Other(2)	754	843
	$4,931	$4,124
(1)  See Note 1, “Basis of Presentation” and Note 14, “Leases” for detailed information.
(2) Includes marketable equity securities and mutual funds classified as available-for-sale investments of $57 million and $56 million as of July 31, 2020 and October 31, 2019, respectively. See Note 8, “Financial Instruments” for detailed information.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)
Other Current Liabilities

	As of
	July 31, 2020	October 31, 2019
	In millions
Sales and marketing programs	$3,070	$3,361
Deferred revenue	1,190	1,178
Other accrued taxes	943	1,060
Employee compensation and benefit	961	1,103
Warranty	640	663
Operating lease liabilities(1)	257	—
Tax liability	170	237
Other	3,243	2,541
	$10,474	$10,143
(1)  See Note 1, “Basis of Presentation” and Note 14, “Leases” for detailed information.

Other Non-Current Liabilities

	As of
	July 31, 2020	October 31, 2019
	In millions
Pension, post-retirement, and post-employment liabilities	$1,550	$1,762
Deferred revenue	1,067	1,069
Operating lease liabilities(1)	904	—
Tax liability	774	848
Deferred tax liability	21	60
Other	907	848
	$5,223	$4,587
(1)  See Note 1, “Basis of Presentation” and Note 14, “Leases” for detailed information.

Interest and other, net

	Three months ended July 31		Nine months ended July 31
	2020	2019	2020	2019
	In millions
Tax indemnifications(1)	$(1)	$(784)	$—	$(769)
Interest expense on borrowings	(55)	(57)	(176)	(182)
Loss on extinguishment of debt	(40)	—	(40)	—
Other, net	68	10	201	49
	$(28)	$(831)	$(15)	$(902)
(1)  Includes an adjustment of $764 million for the three and nine months ended July 31, 2019, primarily related to indemnification receivables, pursuant to resolution of various tax matters.
.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 6: Supplementary Financial Information (Continued)

Net revenue by region

	Three months ended July 31		Nine months ended July 31
	2020	2019	2020	2019
	In millions
Americas	$6,229	$6,574	$17,393	$18,391
Europe, Middle East and Africa	4,725	4,746	14,611	15,214
Asia-Pacific and Japan	3,340	3,283	9,377	9,744
Total net revenue	$14,294	$14,603	$41,381	$43,349

Value of Remaining Performance Obligations
        As of July 31, 2020, the estimated value of transaction price allocated to remaining performance obligations was $4.2 billion. HP expects to recognize approximately $1.8 billion of the unearned amount in next 12 months and $2.4 billion thereafter.
        HP has elected the practical expedients and accordingly does not disclose the aggregate amount of the transaction price allocated to remaining performance obligations if:
•the contract has an original expected duration of one year or less; or
•the revenue from the performance obligation is recognized over time on an as-invoiced basis when the amount corresponds directly with the value to the customer; or
•the portion of the transaction price that is variable in nature is allocated entirely to a wholly unsatisfied performance obligation.
The remaining performance obligations are subject to change and may be affected by various factors, such as termination of contracts, contract modifications and adjustment for currency.
Contract Liabilities
As of July 31, 2020 and October 31, 2019, HP’s contract liabilities balances were $2.3 billion and $2.1 billion, respectively, included in Other Current Liabilities and Other Non-Current Liabilities in the Consolidated Condensed Balance Sheet.
The increase in the contract liabilities balance for the nine months ended July 31, 2020 is primarily driven by sales of fixed price support and maintenance services, partially offset by $0.9 billion of revenue recognized that were included in the contract liabilities balance as of October 31, 2019.

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
Level 3—Unobservable inputs for the asset or liability.
The fair value hierarchy gives the highest priority to observable inputs and lowest priority to unobservable inputs.
        The following table presents HP’s assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2020				As of October 31, 2019
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	In millions
Assets:
Cash Equivalents:
Corporate debt	$—	$985	$—	$985	$—	$1,283	$—	$1,283
Financial Institution	—	13	—	13	—	—	—	—
Government debt(1)	2,502	278	—	2,780	2,422	—	—	2,422
Available-for-Sale Investments:
Corporate debt	—	135	—	135	—	—	—	—
Financial institution instruments	—	26	—	26	—	—	—	—
Government debt	—	68	—	68	—	—	—	—
Marketable equity securities and mutual funds	4	53	—	57	6	50	—	56
Derivative Instruments:
Interest rate contracts	—	6	—	6	—	4	—	4
Foreign currency contracts	—	171	—	171	—	381	—	381
Other derivatives	—	22	—	22	—	7	—	7
Total Assets	$2,506	$1,757	$—	$4,263	$2,428	$1,725	$—	$4,153
Liabilities:
Derivative Instruments:
Foreign currency contracts	$—	$444	$—	$444	$—	$165	$—	$165
Other derivatives	—	—	—	—	—	1	—	1
Total Liabilities	$—	$444	$—	$444	$—	$166	$—	$166

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
Other Fair Value Disclosures
Short- and Long-Term Debt: HP estimates the fair value of its debt primarily using an expected present value technique, which is based on observable market inputs using interest rates currently available to companies of similar credit standing for similar terms and remaining maturities and considering its own credit risk. The portion of HP’s debt that is hedged is reflected in the Consolidated Condensed Balance Sheets as an amount equal to the debt’s carrying amount and a fair value adjustment representing changes in the fair value of the hedged debt obligations arising from movements in benchmark interest rates. The fair value of HP’s short- and long-term debt was $6.8 billion as of July 31, 2020, compared to its carrying amount of $6.3 billion at that date. The fair value of HP’s short- and long-term debt was $5.4 billion as of October 31, 2019, compared to its carrying value of $5.1 billion at that date. If measured at fair value in the Consolidated Condensed Balance Sheets, short- and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financial Instruments
Cash Equivalents and Available-for-Sale Investments

	As of July 31, 2020				As of October 31, 2019
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	In millions
Cash Equivalents:
Corporate debt	$985	$—	$—	$985	$1,283	$—	$—	$1,283
Financial institution instruments	13	—	—	13	—	—	—	—
Government debt	2,780	—	—	2,780	2,422	—	—	2,422
Total cash equivalents	3,778	—	—	3,778	3,705	—	—	3,705
Available-for-Sale Investments:
Corporate debt	135	—	—	135	—	—	—	—
Financial institution instruments	26	—	—	26	—	—	—	—
Government debt	68	—	—	68	—	—	—	—
Marketable equity securities and mutual funds	42	15	—	57	40	16	—	56
Total available-for-sale investments	271	15	—	286	40	16	—	56
Total cash equivalents and available-for-sale investments	$4,049	$15	$—	$4,064	$3,745	$16	$—	$3,761
All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents. As of July 31, 2020 and October 31, 2019, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of July 31, 2020
	Amortized Cost	Fair Value
	In millions
Due in one year or less	$229	$229
Equity securities in privately held companies are included in Other non-current assets in the Consolidated Condensed Balance Sheets. These amounted to $43 million and $46 million as of July 31, 2020 and October 31, 2019, respectively.
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
As a result of its use of derivative instruments, HP is exposed to the risk that its counterparties will fail to meet their contractual obligations. Master netting agreements mitigate credit exposure to counterparties by permitting HP to net amounts

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
due from HP to counterparty against amounts due to HP from the same counterparty under certain conditions. To further limit credit risk, HP has collateral security agreements that allow HP’s custodian to hold collateral from, or require HP to post collateral to, counterparties when aggregate derivative fair values exceed contractually established thresholds which are generally based on the credit ratings of HP and its counterparties. If HP’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request full collateralization of the derivatives’ net liability position. The fair value of derivatives with credit contingent features in a net liability position was $281 million and $45 million as of July 31, 2020 and as of October 31, 2019, respectively, all of which were fully collateralized within two business days.
Under HP’s derivative contracts, the counterparty can terminate all outstanding trades following a covered change of control event affecting HP that results in the surviving entity being rated below a specified credit rating. This credit contingent provision did not affect HP’s financial position or cash flows as of July 31, 2020 and October 31, 2019.
Fair Value Hedges
HP enters into fair value hedges, such as interest rate swaps, to reduce the exposure of its debt portfolio to changes in fair value resulting from changes in benchmark interest rates on HP’s future interest rate payments.
For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in Interest and other, net in the Consolidated Condensed Statements of Earnings in the period of change.
During the quarter, HP terminated interest rate swaps with a notional amount of $0.5 billion that were de-designated as fair value hedges of certain fixed rate debt securities that were extinguished. HP also entered into $0.5 billion notional amount interest rate swaps designated as fair value hedges to convert a portion of newly issued $1.15 billion fixed-rate debt to floating.
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
In March 2020, HP entered into a series of treasury rate lock agreements with notional amounts totaling $750 million to hedge the exposure to variability in future cash flows resulting from changes in interest rate related to an anticipated issuance of long-term debt. These agreements were designated as cash flow hedges. These agreements were settled upon issuance of the senior notes in June 2020 resulting in an immaterial loss recognized in Other Comprehensive Income (Loss). The loss will be reclassified to Interest and other, net over the life of the related debt.
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
As of July 31, 2020 and 2019, no portion of the hedging instruments’ gain or loss was excluded from the assessment of effectiveness for fair value and cash flow hedges.
Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheets
Gross notional and fair value of derivative instruments in the Consolidated Condensed Balance Sheets were as follows:

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

	As of July 31, 2020					As of October 31, 2019
	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Outstanding Gross Notional	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities
	In millions
Derivatives designated as hedging instruments
Fair value hedges:
Interest rate contracts	$750	$—	$6	$—	$—	$750	$—	$4	$—	$—

Cash flow hedges:
Foreign currency contracts	15,010	120	24	363	63	15,639	260	111	123	28
Total derivatives designated as hedging instruments	15,760	120	30	363	63	16,389	260	115	123	28
Derivatives not designated as hedging instruments
Foreign currency contracts	4,963	27	—	18	—	7,146	10	—	14	—
Other derivatives	138	22	—	—	—	134	7	—	1	—
Total derivatives not designated as hedging instruments	5,101	49	—	18	—	7,280	17	—	15	—
Total derivatives	$20,861	$169	$30	$381	$63	$23,669	$277	$115	$138	$28

Offsetting of Derivative Instruments
HP recognizes all derivative instruments on a gross basis in the Consolidated Condensed Balance Sheets. HP does not offset the fair value of its derivative instruments against the fair value of cash collateral posted under its collateral security agreements. As of July 31, 2020 and October 31, 2019, information related to the potential effect of HP’s master netting agreements and collateral security agreements was as follows:

	In the Consolidated Condensed Balance Sheets
				Gross Amounts Not Offset
	Gross Amount Recognized (i)	Gross Amount Offset (ii)	Net Amount Presented (iii) = (i)–(ii)	Derivatives (iv)	Financial Collateral (v)		Net Amount (vi) = (iii)–(iv)–(v)
	In millions
As of July 31, 2020
Derivative assets	$199	$—	$199	$154	$9	(1)	$36
Derivative liabilities	$444	$—	$444	$154	$249	(2)	$41
As of October 31, 2019
Derivative assets	$392	$—	$392	$113	$259	(1)	$20
Derivative liabilities	$166	$—	$166	$113	$43	(2)	$10
(1)Represents the cash collateral posted by counterparties as of the respective reporting date for HP’s asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by HP through re-use of counterparty cash collateral as of the respective reporting date for HP’s liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
Effect of Derivative Instruments in the Consolidated Condensed Statements of Earnings
The pre-tax effect of derivative instruments and related hedged items in a fair value hedging relationship for the three and nine months ended July 31, 2020 and 2019 were as follows:

		Total amounts of income/ (expense) line items presented in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(Loss) Recognized in Earnings on Derivative Instrument			Gain/(Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2020	Three months ended July 31, 2020	Hedged Item	Location	Three months ended July 31, 2020
In millions
Interest rate contracts	Interest and other, net	$(28)	$1	Fixed-rate debt	Interest and other, net	$(1)

		Total amounts of income/ (expense) line items presented in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(Loss) Recognized in Earnings on Derivative Instrument			Gain/(Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Nine months ended July 31, 2020	Nine months ended July 31, 2020	Hedged Item	Location	Nine months ended July 31, 2020
In millions
Interest rate contracts	Interest and other, net	$(15)	$11	Fixed-rate debt	Interest and other, net	$(11)

		Total amounts of income/ (expense) line items presented in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(Loss) Recognized in Earnings on Derivative Instrument			Gain/(Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2019	Three months ended July 31, 2019	Hedged Item	Location	Three months ended July 31, 2019
In millions
Interest rate contracts	Interest and other, net	$(831)	$8	Fixed-rate debt	Interest and other, net	$(8)

		Total amounts of income/ (expense) line items presented in the statement of financial performance in which the effects of fair value hedges are recorded	Gain/(Loss) Recognized in Earnings on Derivative Instrument			Gain/(Loss) Recognized in Earnings on Derivative and Related Hedged Item
Derivative Instrument	Location	Nine months ended July 31, 2019	Nine months ended July 31, 2019	Hedged Item	Location	Nine months ended July 31, 2019
In millions
Interest rate contracts	Interest and other, net	$(902)	$24	Fixed-rate debt	Interest and other, net	$(24)

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)
The pre-tax effect of derivative instruments in cash flow hedging relationships for the three and nine months ended July 31, 2020 and 2019 was as follows:

	Gain/(Loss) Recognized in AOCI on Derivatives		Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	Gain /(Loss) Reclassified from AOCI into Earnings
	Three months ended July 31, 2020	Location	Three months ended July 31, 2020
	In millions
Cash flow hedges:
Foreign currency contracts	$(567)	Net revenue	$14,294	$136
Interest rate contracts	4	Cost of revenue	(11,901)	(7)
		Operating expenses	(1,614)	1
Total	$(563)			$130

	Gain/(Loss) Recognized in AOCI on Derivatives		Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	Gain /(Loss) Reclassified from AOCI into Earnings
	Nine months ended July 31, 2020	Location	Nine months ended July 31, 2020
	In millions
Cash flow hedges:
Foreign currency contracts	$(268)	Net revenue	$41,381	$259
Interest rate contracts	(4)	Cost of revenue	(33,623)	(18)
		Operating expenses	(5,288)	1
Total	$(272)			$242

	Gain/(Loss) Recognized in AOCI on Derivatives		Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	Gain /(Loss) Reclassified from AOCI into Earnings
	Three months ended July 31, 2019	Location	Three months ended July 31, 2019
	In millions
Cash flow hedges:
Foreign currency contracts	$180	Net revenue	$14,603	$98
		Cost of revenue	(11,698)	(12)
		Operating expenses	(1,826)	—
Total	$180			$86

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 8: Financial Instruments (Continued)

	Gain/(Loss) Recognized in AOCI on Derivatives		Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	Gain /(Loss) Reclassified from AOCI into Earnings
	Nine months ended July 31, 2019	Location	Nine months ended July 31, 2019
	In millions
Cash flow hedges:
Foreign currency contracts	$271	Net revenue	$43,349	$289
		Cost of revenue	(35,103)	(28)
		Operating expenses	(5,313)	(2)
Total	$271			$259
As of July 31, 2020, HP expects to reclassify an estimated accumulated other comprehensive loss of $221 million, net of taxes, to earnings within the next twelve months associated with cash flow hedges along with the earnings effects of the related forecasted transactions. The amounts ultimately reclassified into earnings could be different from the amounts previously included in AOCI based on the change of market rate, and therefore could have different impact on earnings.
The pre-tax effect of derivative instruments not designated as hedging instruments recognized in the Consolidated Condensed Statements of Earnings for the three and nine months ended July 31, 2020 and 2019 was as follows:

	Three months ended July 31		Nine months ended July 31
	2020	2019	2020	2019
	In millions
Foreign currency contracts	$46	$(59)	$63	$(116)
Other derivatives	11	(3)	16	(12)
Total	$57	$(62)	$79	$(128)

HP INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Earnings (Continued)
(Unaudited)
Note 9: Borrowings
Notes Payable and Short-Term Borrowings

	As of July 31, 2020		As of October 31, 2019
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Current portion of long-term debt	$232	3.3%	$307	3.6%
Notes payable to banks, lines of credit and other	44	0.8%	50	2.0%
	$276		$357
Long-Term Debt

	As of
	July 31, 2020	October 31, 2019
	In millions
U.S. Dollar Global Notes(1)
2009 Shelf Registration Statement:
$1,350 issued at discount to par at a price of 99.827% in December 2010 at 3.75%, due December 2020	$—	$648
$1,250 issued at discount to par at a price of 99.799% in May 2011 at 4.3%, due June 2021	—	667
$1,000 issued at discount to par at a price of 99.816% in September 2011 at 4.375%, due September 2021	412	538
$1,500 issued at discount to par at a price of 99.707% in December 2011 at 4.65%, due December 2021	586	695
$500 issued at discount to par at a price of 99.771% in March 2012 at 4.05%, due September 2022	499	499
$1,200 issued at discount to par at a price of 99.863% in September 2011 at 6.00%, due September 2041	1,199	1,199
2019 Shelf Registration Statement:
$1,150 issued at discount to par at a price of 99.769% in June 2020 at 2.2%, due June 2025	1,148	—
$1,000 issued at discount to par at a price of 99.718% in June 2020 at 3.0%, due June 2027	997	—
$850 issued at discount to par at a price of 99.790% in June 2020 at 3.4%, due June 2030	848	—
	5,689	4,246
Other borrowings at 0.51%-9.00%, due in calendar years 2020-2027	555	853
Fair value adjustment related to hedged debt	7	4
Unamortized debt issuance cost	(38)	(16)
Current portion of long-term debt	(232)	(307)
Total long-term debt	$5,981	$4,780
(1)HP may redeem some or all of the fixed-rate U.S. Dollar Global Notes at any time in accordance with the terms thereof. The U.S. Dollar Global Notes are senior unsecured debt.
In December 2019, HP filed a shelf registration statement (the “2019 Shelf Registration Statement”) with the SEC to enable the Company to offer for sale, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depository shares and warrants.
In June 2020, HP completed its public offering of $3.0 billion aggregate principal amount of senior unsecured notes, consisting of $1.15 billion of 2.2% notes due June 2025, $1.0 billion of 3.0% notes due June 2027, and $850 million of 3.4% notes due June 2030. HP incurred $26 million towards issuance costs. HP will pay interest semi-annually on the notes on June 17 and December 17, beginning December 17, 2020. HP had entered into treasury rate lock agreements with notional amounts totaling $750 million to hedge exposure to variability in future cash flows resulting from changes in interest rates related to the forecasted issuance of long-term debt. These agreements were settled upon issuance of the senior notes in June 2020. The net proceeds from this offering were used to fund approximately $0.7 billion and $0.9 billion for the cash tender offer (“Tender Offer”) and the redemption, respectively, of certain existing notes, as described below. Net proceeds from this offering in excess of the amounts used to repurchase the notes were used for general corporate purposes.
As disclosed in Note 8, “Financial Instruments”, HP uses interest rate swaps to mitigate some of the exposure of its debt portfolio to changes in fair value resulting from changes in benchmark interest rates. Interest rates shown in the table of long-term debt have not been adjusted to reflect the impact of any interest rate swaps.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 9: Borrowings (Continued)

Extinguishment of Debt
In June 2020, HP commenced and completed the Tender Offer to purchase approximately $0.7 billion in aggregate principal amount of its outstanding US Dollar 3.750% Global Notes due December 1,2020, 4.300% Global Notes due June 1, 2021, 4.375% Global Notes due September 15, 2021 and 4.650% Global Notes due December 9, 2021. This extinguishment of debt resulted in a net loss of $23 million, which was recorded as Interest and other, net on the Consolidated Condensed Statements of Earnings.
On July 22, 2020, HP redeemed the remaining aggregate principal amounts of $0.5 billion in outstanding U.S. Dollar 3.750% Global Notes due December 1, 2020 and $0.4 billion in outstanding U.S. Dollar 4.300% Global Notes due June 1, 2021. This extinguishment of debt resulted in a net loss of $17 million, which was recorded as Interest and other, net on the Consolidated Condensed Statements of Earnings.
As part of the above transactions, HP terminated and settled interest rate swaps with a notional of $0.5 billion that were de-designated as fair value hedges.
Commercial Paper
As of July 31, 2020, HP maintained two commercial paper programs. HP’s U.S. program provides for the issuance of U.S. dollar-denominated commercial paper up to a maximum aggregate principal amount of $6.0 billion. HP’s euro commercial paper program provides for the issuance of commercial paper outside of the United States denominated in U.S. dollars, euros or British pounds up to a maximum aggregate principal amount of $6.0 billion or the equivalent in those alternative currencies. The combined aggregate principal amount of commercial paper outstanding under those programs at any one time cannot exceed the $6.0 billion authorized by HP’s Board of Directors.
Credit Facilities
As of July 31, 2020, HP maintained a $4.0 billion senior unsecured committed revolving credit facility to support the issuance of commercial paper or for general corporate purposes. Commitments under the revolving credit facility will be available until March 30, 2023. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP’s external credit ratings.
On May 29, 2020, we entered into a 364-day revolving credit facility providing for a senior unsecured revolving credit facility with aggregate lending commitments of $1.0 billion. Commitments under the 364-day revolving credit facility will be available until May 28, 2021. Funds borrowed under this revolving credit facility may be used for general corporate purposes.
As of July 31, 2020, HP was in compliance with the financial covenants in the credit agreements governing the revolving credit facilities.
Available Borrowing Resources
As of July 31, 2020, HP had available borrowing resources of $725 million from uncommitted lines of credit in addition to the senior unsecured committed revolving credit facilities.

Note 10: Stockholders’ Deficit
Share Repurchase Program
HP’s share repurchase program authorizes both open market and private repurchase transactions. During the three and nine months ended July 31, 2020, HP executed share repurchases of 59 million shares and 97 million shares and settled total shares for $1.0 billion and $1.8 billion, respectively. During the three and nine months ended July 31, 2019, HP executed share repurchases of 26 million and 92 million shares and settled total shares for $0.5 billion and $1.9 billion, respectively. Share repurchases executed during the three and nine months ended July 31, 2020 and 2019 included 2.8 million and 0.7 million shares settled in August 2020 and August 2019, respectively.
The shares repurchased during the nine months ended July 31, 2020 and 2019 were all open market repurchase transactions. On February 22, 2020, HP’s Board of Directors increased HP’s share repurchase authorization to $15.0 billion in total. As of July 31, 2020, HP had approximately $14.0 billion remaining under the share repurchase authorizations approved by HP’s Board of Directors.
Shareholder Rights Plan
On February 20, 2020, HP’s Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of HP’s common stock to shareholders of record on March 2, 2020.  The dividend distribution was made on March 2, 2020. The rights were set to expire on February 20, 2021, unless terminated earlier

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)
by HP’s Board of Directors. The Board of Directors terminated the shareholder rights plan, effective June 25, 2020, and at the time of the termination, all rights distributed to holders of HP’s common stock under the shareholder rights plan expired.

Tax effects related to Other Comprehensive Income (Loss)

	Three months ended July 31		Nine months ended July 31
	2020	2019	2020	2019
	In millions
Tax effect on change in unrealized components of cash flow hedges:
Tax benefit (provision) on unrealized (losses) gains arising during the period	$83	$(7)	$34	$(23)
Tax provision on gains reclassified into earnings	25	14	51	34
	108	7	85	11
Tax effect on change in unrealized components of defined benefit plans:
Tax benefit on losses arising during the period	1	4	1	5
Tax provision on amortization of actuarial loss and prior service benefit	(5)	(3)	(15)	(9)
Tax provision on curtailments, settlements and other	—	(79)	—	(78)
	(4)	(78)	(14)	(82)
Tax effect on change in cumulative translation adjustment	—	8	—	6
Tax benefit (provision) on other comprehensive (loss) income	$104	$(63)	$71	$(65)

Changes and reclassifications related to Other Comprehensive Income (Loss), net of taxes

	Three months ended July 31		Nine months ended July 31
	2020	2019	2020	2019
	In millions
Other comprehensive income (loss), net of taxes:
Change in unrealized components of available-for-sale debt securities:
Unrealized gains arising during the period	$2	$—	$1	$—
Losses reclassified into earnings	—	—	—	3
	2	—	1	3
Change in unrealized components of cash flow hedges:
Unrealized (losses) gains arising during the period	(480)	173	(238)	248
Gains reclassified into earnings	(105)	(72)	(191)	(225)
	(585)	101	(429)	23
Change in unrealized components of defined benefit plans:
Losses arising during the period	(4)	(12)	(5)	(15)
Amortization of actuarial loss and prior service benefit(1)	15	8	46	25
Curtailments, settlements and other	2	(38)	3	(38)
	13	(42)	44	(28)
Change in cumulative translation adjustment	15	(22)	4	(16)
Other comprehensive (loss) income, net of taxes	$(555)	$37	$(380)	$(18)
(1)These components are included in the computation of net pension and post-retirement benefit (credit) charges in Note 4, “Retirement and Post-Retirement Benefit Plans”.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 10: Stockholders' Deficit (Continued)
The components of AOCI, net of taxes and changes were as follows:

	Nine months ended July 31, 2020
	Net unrealized gains on available-for-sale debt securities	Net unrealized gains (losses) on cash flow hedges	Unrealized components of defined benefit plans	Change in cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$9	$172	$(1,410)	$4	$(1,225)
Other comprehensive income (loss) before reclassifications	1	(238)	(5)	4	(238)
Reclassifications of (gains) losses into earnings	—	(191)	46	—	(145)
Reclassifications of settlements into earnings	—	—	3	—	3
Balance at end of period	$10	$(257)	$(1,366)	$8	$(1,605)

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
A reconciliation of the number of shares used for basic and diluted net EPS calculations is as follows:

	Three months ended July 31		Nine months ended July 31
	2020	2019	2020	2019
	In millions, except per share amounts
Numerator:
Net earnings	$734	$1,179	$2,176	$2,764
Denominator:
Weighted-average shares used to compute basic net EPS	1,417	1,499	1,435	1,528
Dilutive effect of employee stock plans	6	9	6	9
Weighted-average shares used to compute diluted net EPS	1,423	1,508	1,441	1,537
Net earnings per share:
Basic	$0.52	$0.79	$1.52	$1.81
Diluted	$0.52	$0.78	$1.51	$1.80
Anti-dilutive weighted-average stock-based compensation awards(1)	15	7	13	6
(1)HP excludes from the calculation of diluted net EPS stock options and restricted stock units where the assumed proceeds exceed the average market price, because their effect would be anti-dilutive. The assumed proceeds of a stock option include the sum of its exercise price, and average unrecognized compensation cost. The assumed proceeds of a restricted stock unit represent unrecognized compensation cost.

Note 12: Litigation and Contingencies
HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of IP, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. HP accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. HP believes it has recorded adequate provisions for any such matters and, as of July 31, 2020, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in HP’s financial statements. HP reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Pursuant to the separation and distribution agreement, HP shares responsibility with Hewlett Packard Enterprise for certain matters, as indicated below, and Hewlett Packard Enterprise has agreed to indemnify HP in whole or in part with respect to certain matters. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
Reprobel SCRL (“Reprobel”), a collecting society administering the remuneration for reprography to Belgian copyright holders, requested by extrajudicial means that HP amend certain copyright levy declarations submitted for inkjet MFDs sold in Belgium from January 2005 to December 2009 to enable it to collect copyright levies calculated based on the generally higher copying speed when the MFDs are operated in draft print mode rather than when operated in normal print mode. In March 2010, HP filed a lawsuit against Reprobel in the Brussels Court of First Instance in Belgium, seeking a declaratory judgment that no copyright levies are payable on sales of MFDs in Belgium or, alternatively, that payments already made by HP are sufficient to comply with its obligations. The Brussels Court of Appeal (the “Court of Appeal”) stayed the proceedings and referred several questions to the Court of Justice of the European Union (“CJEU”). On November 12, 2015, the CJEU published its judgment providing that a national legislation such as the Belgian one at issue in the main proceedings is incompatible with EU law on multiple legal points, as argued by HP, and returned the proceedings to the referring court. On May 12, 2017, the Court of Appeal held that (1) reprographic copyright levies are due notwithstanding the lack of conformity of the Belgian system with EU law in certain aspects and (2) the applicable levies are to be calculated based on the objective speed of each MFD as established by an expert appointed by the Court of Appeal. HP appealed this decision before the Belgian Supreme Court on January 18, 2018.
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
Forsyth, et al. v. HP Inc. and Hewlett Packard Enterprise. This is a purported class and collective action filed on August 18, 2016 in the United States District Court, Northern District of California, against HP and Hewlett Packard Enterprise alleging the defendants violated the Federal Age Discrimination in Employment Act (“ADEA”), the California Fair Employment and Housing Act, California public policy and the California Business and Professions Code by terminating older workers and replacing them with younger workers. In their initial complaint, Plaintiffs sought to certify a nationwide collective class action under the ADEA comprised of all U.S. residents employed by defendants who had their employment terminated pursuant to a workforce reduction (“WFR”) plan on or after May 23, 2012 and who were 40 years of age or older. Plaintiffs also sought to represent a Rule 23 class under California law comprised of all persons 40 years or older employed by defendants in the state of California and terminated pursuant to a WFR plan on or after May 23, 2012. In November 2016, the plaintiffs amended their complaint, adding new plaintiffs and narrowing the class period for the nationwide collective action to a period that started on December 9, 2014.  On September 20, 2017, the Court granted defendants’ motions to compel arbitration as to the party plaintiffs who signed WFR release agreements, and also stayed the entire case until the arbitrations were completed.  In October 2018, the claims of all 16 arbitration claimants were resolved. Between November 2018 and April 2019, an additional 154 individuals filed consents to opt‐in to the action as party‐plaintiffs, which brought the total number of named and opt-in plaintiffs to 193. Of the new opt-ins, 145 signed separation agreements that included class waivers and

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
mandatory arbitration provisions. The parties have resolved the claims of 142 of those 145 opt-ins, and the remaining three opt-ins who signed separation agreements dismissed their claims without prejudice. In February 2020, the claims of thirteen additional party plaintiffs were dismissed voluntarily without prejudice, leaving the total number of named and opt-in plaintiffs at 35. On January 7, 2020, the plaintiffs filed a Third Amended Complaint that seeks to represent (1) a putative nationwide ADEA collective comprised of all individuals 40 years of age and older who had their employment terminated pursuant to a WFR plan on or after December 9, 2014 and did not sign a Waiver and General Release Agreement in connection with their selection for WFR; and (2) a putative Rule 23 class under California law comprised of all individuals 40 years of age and older who had their employment terminated pursuant to a WFR plan on or after August 18, 2012 and did not sign a Waiver and General Release Agreement in connection with their selection for WFR. On May 18, 2020, the Court granted defendants’ motion to dismiss in part, and granted plaintiffs leave to amend. On July 9, 2020, the plaintiffs filed a fourth amended complaint that further narrowed the scope of the putative ADEA collectives and California state law classes. On August 24, 2020, defendants filed a motion to dismiss or strike certain allegations from the fourth amended complaint. The stay of the litigation otherwise remains in place.
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
HP India filed appeals of the Commissioner’s orders before the Customs, Excise and Service Tax Appellate Tribunal (the “Customs Tribunal”) along with applications for waiver of the pre-deposit of remaining demand amounts as a condition for hearing the appeals. The Customs Department has also filed cross-appeals before the Customs Tribunal. On January 24, 2013, the Customs Tribunal ordered HP India to deposit an additional $24 million against the products order, which HP India deposited in March 2013. The Customs Tribunal did not order any additional deposit to be made under the parts order. In December 2013, HP India filed applications before the Customs Tribunal seeking early hearing of the appeals as well as an extension of the stay of deposit as to HP India and the individuals already granted until final disposition of the appeals. On February 7, 2014, the application for extension of the stay of deposit was granted by the Customs Tribunal until disposal of the appeals. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner’s orders. The Customs Tribunal rejected HP India’s request to remand the matter to the Commissioner on procedural grounds. The hearings scheduled to reconvene on April 6, 2015 and again on November 3, 2015 and April 11, 2016 were canceled at the request of the Customs Tribunal. A hearing on the merits of the appeal scheduled for January 15, 2019 has been cancelled. Pursuant to the separation and distribution agreement, Hewlett Packard Enterprise has agreed to indemnify HP in part, based on the extent to which any liability arises from the products and spare parts of Hewlett Packard Enterprise’s businesses.
Neodron Patent Litigation. United States. On May 21, 2019, Neodron Ltd. (“Neodron”) filed a patent infringement lawsuit against Hewlett Packard Enterprise in U.S. District Court for the Western District of Texas. On the same day, Neodron filed a companion complaint with the U.S. International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act of 1930 against seven sets of respondents, including Hewlett Packard Enterprise. On May 23 and June 14, 2019, Neodron filed amended complaints in the ITC and the Western District of Texas, respectively, to replace Hewlett Packard Enterprise with HP.  Both complaints alleged that certain touch-controlled devices infringe four patents owned by Neodron. On June 19, 2019, the ITC instituted an investigation. In the ITC proceeding, Neodron sought an order enjoining HP from importing, selling for importation, or selling after importation certain touch-controlled notebook computers and tablets. On June 28, 2019, Neodron filed a second lawsuit in the Western District of Texas, asserting four additional patents against HP touch-controlled devices. Neodron amended its complaint in the second lawsuit to assert a total of eight patents against HP touch-controlled devices. Neodron sought unspecified damages and a permanent injunction, among other remedies.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
Germany. On October 29, 2019, Neodron served HP with a claim of patent infringement at the Munich State Court in Germany. The patent asserted in the German case is related to a patent asserted in the ITC. The initial hearing was held on July 29, 2020. If the German court had found infringement of a valid patent, the court may have issued an injunction as part of any remedy.
Settlement of Litigation. On July 31, 2020, HP and Neodron entered into an agreement to settle all pending litigation between them on a worldwide basis and to dismiss all pending legal actions against one another.
Slingshot Printing LLC Litigation. On June 11, 2019, Slingshot Printing LLC (“Slingshot”) filed three complaints in U.S. District Court in the Western District of Texas alleging HP infringes or has infringed sixteen patents. On September 20, 2019, Slingshot filed a fourth complaint and amended the three earlier complaints, alleging that HP infringes or has infringed thirty-two patents. On December 12, 2019, Slingshot voluntarily dismissed its allegations as to one patent because it did not own a related patent. On January 23, 2020, Slingshot filed a fifth complaint, re-asserting the dismissed patent as well as the related patent. On February 13, 2020, Slingshot voluntarily dismissed its allegations as to another patent, which was asserted in its third complaint. On March 25, 2020, Slingshot voluntarily dismissed its allegations as to an additional patent, which was also asserted in its third complaint. Slingshot is currently asserting a total of 31 patents. The accused products include inkjet printers, cartridges, and printheads. The complaints seek monetary damages.
Electrical Workers Pension Fund, Local 103, I.B.E.W. v. HP Inc., et al.  On February 19, 2020, Electrical Workers Pension Fund, Local 103, I.B.E.W. filed a putative class action complaint against HP, Dion Weisler, Catherine Lesjak, and Steven Fieler in U.S. District Court in the Northern District of California. On May 20, 2020, the court appointed the State of Rhode Island, Office of the General Treasurer, on behalf of the Employees’ Retirement System of Rhode Island and Iron Workers Local 580 Joint Funds as Lead Plaintiffs. On July 20, 2020, Lead Plaintiffs filed an amended complaint, which additionally names as defendants Enrique Lores and Christoph Schell. The amended complaint alleges, among other things, that from February 23, 2017 to October 3, 2019, HP and the named officers violated Sections 10(b) and 20(a) of the Exchange Act by making false or misleading statements about HP’s printing supplies business, including HP’s use of its four-box model to predict the demand for supplies. It further alleges that Dion Weisler and Enrique Lores violated Sections 10(b) and 20A of the Exchange Act by allegedly selling shares of HP common stock during this period while in possession of material, non-public adverse information about HP’s print business. Plaintiffs seek compensatory damages and other relief.
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
123Inkt Foundation litigation (Netherlands). On November 23, 2016, a foundation known as Stichting 123Inkt-Huismerk Klanten (the “Foundation”) filed a complaint in district court in Amsterdam against HP Nederland B.V. and HP Inc. arising out of the use of Dynamic Security in certain OfficeJet printers. Digital Revolution B.V. (a.k.a. 123Inkt) established the Foundation to pursue the interests of approximately 960 of its customers who transferred their claims to it. The complaint alleges: (1) violation of right of ownership; (2) destruction and damage to property; (3) computer vandalism; (4) unlawful act; (5) non-compliance; (6) unfair commercial practices; (7) misleading commercial practices; and (8) misleading advertising. The complaint seeks injunctive relief to prohibit use of Dynamic Security, damages, and attorneys’ fees. On December 27, 2017, the District Court dismissed the case and awarded fees to HP. On January 25, 2018, the Foundation filed a summons with the Amsterdam Court of Appeal to appeal. On December 17, 2019, the Court of Appeal set aside the judgment of the District Court, adopted a new decision declaring that HP provided inadequate and partially incorrect information to the Foundation members around September 13, 2016, awarded damages to them in an amount to be later determined, but denied all other claims, including injunctive relief, holding that the use of Dynamic Security is not inherently impermissible and the Foundation lacks legal interest to pursue such action. On March 19, 2020, the Foundation filed a cassation writ of summons with the Supreme Court of the Netherlands (Hoge Raad der Nederlanden) appealing the decision of the Court of Appeal. On May 29, 2020, HP filed its statement of defense and incidental appeal in cassation with the Supreme Court appealing the decision of the Court of Appeal.
Gensin v. HP Inc. (Israel). On October 25, 2017, a purported consumer class action, captioned Gensin v. HP Inc., was filed in the District Court in Jerusalem against HP arising out of the use of Dynamic Security in certain OfficeJet printers. The petition and motion for certification as a class action alleges: (1) tortious wrongdoing in violation of the Computers Law, 5755-1995; (2) breach of Contracts Law, 5731-1970; (3) breach of the Consumer Protection Law, 5741-1981; (4) negligence; and (5) improper enrichment. The named petitioner initially sought to represent nationwide classes comprised of anyone who “owns an HP printer that has been blocked, disrupted, or interfered with by HP in the use of ink cartridges not manufactured by HP” or who “purchased ink cartridges not manufactured by HP for use in the blocked printers.” Plaintiff seeks class relief,

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
injunctive relief, damages, and attorneys’ fees. On November 16, 2017, a second purported consumer class action was filed against HP in the Central District Court, captioned Dror v. HP, Inc., also arising out of the use of Dynamic Security in certain OfficeJet printers. The petition and motion allege similar causes of action on behalf of similar nationwide classes. After the Dror case was consolidated with the Gensin case in Jerusalem, the District Court on June 24, 2018 dismissed the Dror case and designated Gensin as the lead matter. On March 9, 2020, the petitioner moved to modify the proposed nationwide class to be comprised of “[a]ll persons who have an HP printer and whose printer was blocked or rendered unusable by HP with any ink cartridge that is not made by HP” and “[a]ll persons who purchased ink cartridges that are not made by HP, for use in the Blocked Printers.” On July 2, 2020, HP filed its response to the amended petition.
Parziale v. HP Inc. (United States). On August 27, 2019, a purported consumer class action was filed against HP in federal court in the Northern District of California arising out of the use of Dynamic Security in certain OfficeJet printers. The complaint alleges two causes of action under Florida Consumer Protection statutes: (1) violation of the Florida Deceptive and Unfair Trade Practices Act, F.S.A. §§ 501.201 et seq., and (2) violation of the Florida Misleading Advertisement Law, F.S.A. §§ 817.41 et seq. The named plaintiff seeks to represent a nationwide class of “[a]ll United States Citizens who, between the applicable statute of limitations and the present, had an HP Printer that was modified to reject third party ink cartridges or refilled HP ink cartridges.” On November 13, 2019, plaintiff filed an amended complaint, adding three causes of action to the case: (1) violation of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030 et seq., (2) trespass to chattels, and (3) tortious interference with business relations. Plaintiff seeks class relief, injunctive relief, damages, including punitive damages, and attorneys’ fees. On December 30, 2019, HP moved to dismiss plaintiff’s amended complaint. On April 24, 2020, the Court granted in part and denied in part HP’s motion to dismiss. The Court dismissed plaintiff’s causes of action under the Florida Consumer Protection statutes, as well as the tortious interference with business relations claim and four of the five claims under the Computer Fraud and Abuse Act. The Court denied HP’s motion to dismiss on the remaining claims and on the request for injunctive relief and granted plaintiff leave to file an amended complaint. On June 5, 2020, plaintiff filed a second amended complaint on behalf of both a nationwide class and a Florida subclass alleging violation of the Florida Deceptive and Unfair Trade Practices Act, violation of the Computer Fraud and Abuse Act, and trespass to chattels. Plaintiff is seeking class relief, injunctive relief, damages, including punitive damages, and attorneys’ fees. On July 17, 2020, HP moved to dismiss the complaint.
Consumer Protection Investigation (Italy). On September 26, 2019, the Italian Competition and Consumer Protection Authority (Autorità Garante della Concorrenza e del Mercato) (“AGCM”) served a Notice of Initiation of Proceedings on HP concerning the investigation of alleged aggressive practices involving undue influence on consumers and alleged misleading actions and omissions regarding the restriction or prevention of the use of third-party ink cartridges in HP printers, accompanied by a request for information. In such an investigation, the AGCM may impose fines for violations and impose orders to cease and desist. HP submitted its reply to the AGCM’s request for information on November 15, 2019 and has addressed subsequent requests for information. On May 22, 2020, the AGCM gave notice that it intended to expand its investigation into certain alleged warranty practices regarding the use of third-party cartridges. On June 26, 2020, HP submitted its response to the warranty allegations. The AGCM must conclude the proceedings and adopt its final decision by November 18, 2020.
Digital Revolution B.V. v. HP Nederland B.V., et al. (Netherlands). On March 30, 2020, Digital Revolution B.V. (a.k.a. 123Inkt) served a complaint filed in Amsterdam District Court arising out of the use of Dynamic Security in certain HP printers. The complaint alleges several causes of action: (1) abuse of dominant position; (2) misleading advertising; (3) unfair and misleading commercial practice; and (4) misleading comparative advertising. The complaint seeks injunctive relief, including prohibition of Dynamic Security and disclosure of cartridge authentication protocols, damages, and attorneys’ fees. The parties’ initial appearance in front of the Court took place on July 8, 2020.
SEC Investigation. In 2017, the Company received a subpoena from the SEC requesting documents regarding HP’s printing supplies business for the time period before June 2016, with a primary focus on the APJ region. HP has been fully cooperating with the SEC in connection with its investigation. Following recent discussions, HP has reached an understanding in principle on the terms of a settlement with the Division of Enforcement staff, subject to approval by the SEC. If the settlement is approved, HP would enter into an administrative resolution that would include allegations that HP violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 and Section 13(a) of the Securities Exchange Act of 1934 and the rules thereunder, and impose a civil penalty of $6 million, for failure to disclose certain known trends and uncertainties regarding supplies sales practices and their impact on margin and supplies channel inventory and for incomplete disclosures regarding supplies channel inventory in its SEC filings and related earnings calls from November 2015 through June 2016. HP would neither admit nor deny these allegations.
Autonomy-Related Legal Matters
Investigations. As a result of the findings of an ongoing investigation, HP has provided information to the U.K. Serious Fraud Office, the U.S. Department of Justice (“DOJ”) and the SEC related to the accounting improprieties, disclosure failures and misrepresentations at Autonomy that occurred prior to and in connection with HP’s acquisition of Autonomy. On January

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 12: Litigation and Contingencies (Continued)
19, 2015, the U.K. Serious Fraud Office notified HP that it was closing its investigation and had decided to cede jurisdiction of the investigation to the U.S. authorities. On November 14, 2016, the DOJ announced that a federal grand jury indicted Sushovan Hussain, the former CFO of Autonomy. Mr. Hussain was charged with conspiracy to commit wire fraud, securities fraud, and multiple counts of wire fraud. The indictment alleged that Mr. Hussain engaged in a scheme to defraud purchasers and sellers of securities of Autonomy and HP about the true performance of Autonomy’s business, its financial condition, and its prospects for growth. A jury trial commenced on February 26, 2018. On April 30, 2018, the jury found Mr. Hussain guilty of all charges against him. On August 26, 2020, the U.S. Court of Appeals for the Ninth Circuit affirmed the judgment of conviction against Mr. Hussain. On November 15, 2016, the SEC announced that Stouffer Egan, the former CEO of Autonomy’s U.S.-based operations, settled charges relating to his participation in an accounting scheme to meet internal sales targets and analyst revenue expectations. On November 29, 2018, the DOJ announced that a federal grand jury indicted Michael Lynch, former CEO of Autonomy, and Stephen Chamberlain, former VP of Finance of Autonomy. Dr. Lynch and Mr. Chamberlain were charged with conspiracy to commit wire fraud and multiple counts of wire fraud. HP is continuing to cooperate with the ongoing enforcement actions.
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
HP records tax indemnification receivables from various third parties for certain tax liabilities that HP is jointly and severally liable for, but for which it is indemnified by those same third parties under existing legal agreements. HP records a tax indemnification payable to various third parties under these agreements when management believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. The actual amount that the third parties pay or may be obligated to pay HP could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net payable as of July 31, 2020 and October 31, 2019 were $30 million and $57 million, respectively.
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

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 13: Guarantees, Indemnifications and Warranties (Continued)

HP’s aggregate product warranty liabilities and changes were as follows:

Nine months ended July 31, 2020
In millions
Balance at beginning of period	$922
Accruals for warranties issued	674
Adjustments related to pre-existing warranties (including changes in estimates)	(5)
Settlements made (in cash or in kind)	(700)
Balance at end of period	$891

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 14: Leases
HP determines, at lease inception, whether or not an arrangement contains a lease. A significant portion of the operating lease portfolio includes real estate leases. Additionally, HP has identified embedded operating leases within certain outsourced supply chain contracts. Leasing arrangements typically range in terms from 1 to 20 years with varying renewal and termination options. Substantially all of HP’s leases are considered operating leases. Finance leases, short-term leases and sub-lease income were not material as of July 31, 2020 or for the three and nine months ended July 31, 2020.
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
HP reviews the impairment of the ROU assets consistent with the approach applied for other long-lived assets.
The components of lease expense are as follows:

	Three months ended July 31, 2020	Nine months ended July 31, 2020
	In millions
Operating lease cost	$57	$177
Variable cost	23	81
Total lease expense	$80	$258
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
The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

Nine months ended July 31, 2020
In millions
Cash paid for amount included in the measurement of lease liabilities	$175
Right-of-use assets obtained in exchange of lease liabilities(1)	$151
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.

HP INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)
Note 14: Leases (Continued)

Weighted-average information associated with the measurement of our remaining operating lease liabilities is as follows:

As of July 31, 2020
Weighted-average remaining lease term in years	7
Weighted-average discount rate	2.8%
The following maturity analysis presents expected undiscounted cash outflows for operating leases on an annual basis for the next five years, with the exception of 2020, which presents the expected undiscounted cash outflows for operating leases for the remaining three months of the year:

Fiscal year	In millions
2020	$73
2021	273
2022	222
2023	167
2024	123
Thereafter	413
Total lease payments	1,271
Less: Imputed interest	(110)
Total lease liabilities	$1,161
The following table, which was included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, depicts gross minimum rental commitments under non-cancelable leases for real estate, personal property leases, sublease income commitments and operating lease commitments at October 31, 2019:

Fiscal year	In millions
Less than 1 year	$284
1-3 years	399
3-5 years	262
More than 5 years	395
Total (1)	$1,340
(1) Amounts represent the operating lease obligations, net of total sublease income of $130 million.
There were no material operating leases that HP had entered into and that were yet to commence as of July 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is organized as follows:
•Overview.  A discussion of our business and other highlights affecting the Company to provide context for the remainder of this MD&A.
•Critical Accounting Policies and Estimates.  A discussion of accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.
•Results of Operations.  An analysis of our operations financial results comparing the three and nine months ended July 31, 2020 to the prior-year period. A discussion of the results of operations is followed by a more detailed discussion of the results of operations by segment.
•Liquidity and Capital Resources.  An analysis of changes in our cash flows and a discussion of our liquidity and financial condition.
•Contractual and Other Obligations.  An overview of contractual obligations, retirement and post-retirement benefit plan contributions, cost-saving plans, uncertain tax positions and off-balance sheet arrangements of our operations.
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
•In Personal Systems, our strategic focus is on profitable growth through market segmentation. This focus is with respect to enhanced innovation in multi-operating systems, multi-architecture, geography, customer segments and other key attributes. Additionally, we are investing in endpoint services and solutions. We are focused on services, including Device as a Service, as the market begins to shift to contractual solutions. We believe that we are well positioned due to our competitive product lineup.
•In Printing, our strategic focus is on contractual solutions to serve consumers, SMBs and large enterprises through our Instant Ink Services and Managed Print Services (“MPS”) offerings, providing digital printing solutions for graphics segments and applications including commercial publishing, labels, packaging and textiles; as well as expanding our footprint in the 3D printing and digital manufacturing marketplace.
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
•In Personal Systems, we face challenges with industry component availability and a competitive pricing environment.
•In Printing, a competitive pricing environment, including from non-original supplies (which includes imitation, refill or remanufactured alternatives), and a weakened market in certain geographies with associated pricing sensitivity of our customers present challenges. We also obtain many Printing components from single sources due to technology, availability, price, quality or other considerations. For instance, we source the majority of our A4 and a portion of our A3 portfolio of laser printer engines and laser toner cartridges from Canon. Any decision by either party to not renew our agreement with Canon or to limit or reduce the scope of the agreement could adversely affect our net revenue from LaserJet products; however, we have a long-standing business relationship with Canon and anticipate renewal of this agreement.
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

Our COVID-19 Response
In late 2019, COVID-19 was first identified, and in March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. The rapid spread of COVID-19 prompted governments and businesses to take unprecedented measures in response, including restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders.

As reflected in the discussions that follow, the COVID-19 pandemic and the actions taken by governments, businesses and individuals in response to the pandemic have had a variety of impacts on our results of operations for the three and nine months ended July 31, 2020, some of which have been significant. This section summarizes our response to the significant impacts that we have experienced to date, and we have also included additional details as applicable throughout other sections of this report. We continue to actively monitor the situation and review our plans based on the requirements and recommendations of federal, state, and local authorities.

•Our employees. We have been focused on protecting the health and safety of our employees during the COVID-19 pandemic, and we quickly pivoted the vast majority of our employees to work from home as a safety measure in the second quarter of fiscal year 2020. These arrangements have been designed to allow for continued operation of non-production business-critical functions, including financial reporting systems and internal controls. In the third quarter of fiscal year 2020, we implemented a one-time work-from-home reimbursement program for employees to improve their workspaces. For those in manufacturing and other critical functions that could not transition to a remote model, we quickly implemented safety and hygiene protocols, such as physical distancing, safety gear mandates, site visitor restrictions, alternate staffing shifts, and enhanced cleaning and sanitization practices, to protect the employees in our labs or manufacturing and production facilities. We have also implemented contact tracing initiatives.

•Our community. We are committed to taking actions to protect the communities we serve. We are also putting our resources behind efforts to support local communities and to assist in the public health response. We have donated millions of dollars in technology and support across Personal Systems and Printing to help students, families, and communities, including hospitals in affected areas.
◦The HP 3D Printing team and Digital Manufacturing team is working with its global digital manufacturing community to mobilize 3D printing teams, technology, experience and production capacity to help deliver critical parts in the effort to battle the COVID-19 pandemic. Along with our partners and customers, we have produced more than 4 million 3D printed parts for face shields, respirators, nasal swabs, and other items for distribution to hospitals.
◦We have donated HP BioPrinters and associated supply cassettes, free of charge, to research laboratories in the US and Europe to help accelerate drug and vaccine research to combat COVID-19.
◦In April 2020, HP Puerto Rico kicked off large-scale manufacturing of much-needed hand sanitizer and has since delivered about 55,000 liters to local hospitals, police stations, nursing homes, fire stations, medical and wellness service providers and HP’s Customer Service facilities, as well as to select sites in the US.
◦We made HP Sure Click Pro security software freely available through September 2020 to help protect against cyber threats for both HP and non-HP Windows 10 PCs as a large portion of the population is currently working from home.
◦We have committed to donating millions of dollars in products and grants to support blended learning in local communities impacted by COVID-19 around the globe as a large portion of the world’s students are currently learning from home.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
•Our customers and partners. We are committed to our customers and partners and to meeting their needs. We have taken meaningful actions to remain close to our customers and partners, including implementing a variety of relief initiatives to help them navigate their operational and financial challenges. We have provided a variety of financing and leasing options for end customers. We have provided short-term market and country-specific incentives for partners. In addition, HP has implemented a more predictable, flat-rate incentive program and relaxed compensation models, and has also expanded its virtual engagement options, including free access to cybersecurity support and on-demand training. Partners can opt in for customized online digital learning paths designed to meet their specific priorities. We are also introducing programs, designed to enable our customers and partners to adapt to the current work environment, such as the HP Managed Print Cloud Services and the HP Flexworker Solutions program.

•Supply chain. In the nine months ended July 31, 2020, we experienced disruptions in our manufacturing and supply chain. This included temporary factory closures in China and Southeast Asia that impacted our own factories as well as those of our suppliers and outsourcing partners, resulting in temporary supply shortages. Manufacturing capacity returned largely to normalized levels in April through early May 2020 except for factories in Southeast Asia, primarily due to certain local regulations, which recovered by the end of June 2020. These disruptions resulted in temporary supply shortages. Additionally, we also experienced logistics challenges, including delays in delivering to our channels and end-customers. This affected our ability to fulfill demand for Personal Systems and Printing worldwide.

•Demand. COVID-19 has created new and different demand dynamics in the market. This is creating both challenges and opportunities across our businesses and geographies. In Personal Systems, we saw increased demand globally as the focus moved to keeping people connected, productive and secure and it reemphasized the essential role that the PC plays in everyday life. We also saw a mix shift in demand from Commercial to Consumer, Desktops to Notebooks driven by strength in Chromebooks particularly in Education. In Printing, we saw a slowdown in Office and Graphics as offices remain closed and large events continue to be canceled. There are early indications of recovery; there was some improvement in Commercial Printing toward the end of the third quarter of fiscal year 2020. However, there remains uncertainty about the phasing and pace of recovery. We also continue to see increased demand for hardware and ink supplies on the Consumer Printing side as customers set up home office for remote working and school environment for remote learning.

•Liquidity. The extent and duration of the disruption from the COVID-19 pandemic remain uncertain. As a result, our liquidity and working capital needs may be impacted in future periods. We believe that our businesses are strong cash flow generators and we maintain a strong balance sheet to meet our liquidity needs. We believe our current cash and cash equivalents, cash flow from operating activities, available commercial paper authorization, new borrowings, and our credit facilities will be sufficient to meet our operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and post-retirement funding requirements, authorized share repurchases and annual dividend payments for the foreseeable future.

The full extent of the impact of the COVID-19 pandemic on our business, results of operations and financial position is currently uncertain and will depend on many factors that are not within our control, including, but not limited to: the duration and scope of the pandemic; the effectiveness of actions taken to contain or mitigate the pandemic and prevent or limit any reoccurrence; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. See the section entitled “Risk Factors” in Item 1A of Part II of this report for further information about related risks and uncertainties.

Unsolicited Exchange Offer
On March 2, 2020, Xerox Holdings Corporation (“Xerox”) commenced an unsolicited exchange offer for all outstanding shares of HP’s common stock (the “Offer”). Xerox had also previously nominated candidates for election to HP’s Board of Directors at HP’s 2020 annual meeting of stockholders. On March 31, 2020, Xerox announced that the Offer had been terminated and subsequently withdrew its slate of director nominees. In order to respond to Xerox’s actions, HP incurred significant costs during the three and nine months ended July 31, 2020.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
MD&A is based on our Consolidated Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. As of July 31, 2020, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods. Our management believes that there have been no significant changes during the nine months ended July 31, 2020 to the items that we disclosed as our critical accounting policies and estimates in MD&A in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, except as mentioned previously in Note 1, “Basis of Presentation”.
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

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2020		2019		2020		2019
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	Dollars in millions
Net revenue	$14,294	100.0%	$14,603	100.0%	$41,381	100.0%	$43,349	100.0%
Cost of revenue	(11,901)	(83.3)%	(11,698)	(80.1)%	(33,623)	(81.3)%	(35,103)	(81.0)%
Gross profit	2,393	16.7%	2,905	19.9%	7,758	18.7%	8,246	19.0%
Research and development	(359)	(2.5)%	(413)	(2.8)%	(1,097)	(2.7)%	(1,110)	(2.6)%
Selling, general and administrative	(1,156)	(8.1)%	(1,376)	(9.5)%	(3,662)	(8.8)%	(3,963)	(9.1)%
Restructuring and other charges	(59)	(0.4)%	(17)	(0.1)%	(431)	(1.0)%	(141)	(0.3)%
Acquisition-related (charges) credits	(11)	(0.1)%	9	0.1%	(14)	—%	(12)	—%
Amortization of intangible assets	(29)	(0.2)%	(29)	(0.2)%	(84)	(0.2)%	(87)	(0.2)%
Earnings from operations	779	5.4%	1,079	7.4%	2,470	6.0%	2,933	6.8%
Interest and other, net	(28)	(0.1)%	(831)	(5.7)%	(15)	(0.1)%	(902)	(2.1)%
Earnings before taxes	751	5.3%	248	1.7%	2,455	5.9%	2,031	4.7%
(Provision for) benefit from taxes	(17)	(0.2)%	931	6.4%	(279)	(0.6)%	733	1.7%
Net earnings	$734	5.1%	$1,179	8.1%	$2,176	5.3%	$2,764	6.4%
Net Revenue
For the three months ended July 31, 2020, total net revenue decreased 2.1% (decreased 0.2% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 4.3% to $5.2 billion, while net revenue from international operations decreased 0.8% to $9.1 billion. The decrease in total net revenue was primarily driven by decline in Desktops, Supplies, Commercial Printing Hardware and unfavorable foreign currency impacts partially offset by Notebooks. The decline is driven by demand weakness as businesses remained closed and office workers continued to work from home, partially offset by strong demand in Notebooks and Consumer Printing.
For the nine months ended July 31, 2020, total net revenue decreased 4.5% (decreased 3.2% on a constant currency basis) as compared to the prior-year period. U.S. net revenue decreased 4.2% to $14.3 billion, while net revenue from international operations decreased 4.7% to $27.0 billion. The decrease in total net revenue was primarily driven by decline in Supplies, Desktops, Commercial Printing Hardware and unfavorable foreign currency impacts partially offset by Notebooks. The decline is driven by demand weakness as businesses remained closed and office workers continued to work from home, partially offset by strong demand in Notebooks.
A detailed discussion of the factors contributing to the changes in segment net revenue is included in “Segment Information” below.
Gross Margin
For the three months ended July 31, 2020, gross margin decreased by 3.2 percentage points, as compared to the prior-year period. The decrease is primarily driven by lower rate and unfavorable segment mix.
For the nine months ended July 31, 2020, gross margin decreased by 0.3 percentage point as compared to the prior-year period. The decrease is primarily driven by unfavorable segment mix partially offset by higher rate in Personal Systems due to favorable commodity costs.
A detailed discussion of the factors contributing to the changes in segment gross margins is included under “Segment Information” below.
Operating Expenses
Research and Development (“R&D”)
R&D expense decreased 13.1% for the three months ended July 31, 2020, as compared to the prior-year period, primarily due to improved efficiency and expense management. R&D expenses decreased 1.2% for the nine months ended July 31, 2020

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
as compared to the prior-year period, primarily due to improved efficiency and expense management partially offset by continuing investments in innovation and key growth initiatives.
Selling, General and Administrative (“SG&A”)
SG&A expense decreased 16.0% and 7.6% for the three and nine months ended July 31, 2020, respectively, as compared to the prior-year period, driven by structural cost savings from transformation program and the benefits of temporary discretionary cost actions.
Restructuring and Other Charges
Restructuring and other charges for the three and nine months ended July 31, 2020 relate primarily to the Fiscal 2020 Plan.
Amortization of Intangible Assets
Amortization of intangible assets for the three and nine months ended July 31, 2020 relates primarily to intangible assets resulting from prior acquisitions.
Interest and Other, Net
Interest and other, net expense decreased by $0.8 billion and $0.9 billion for the three months and nine months ended July 31, 2020, respectively, as compared to the prior-year period, primarily due to reversal of indemnification receivables from Hewlett Packard Enterprise pertaining to various audit settlements in the prior- year period.
Provision for Taxes
Our effective tax rate was 2.2% and (375.4)% for the three months ended July 31, 2020 and 2019, respectively, and 11.4% and (36.1)% for the nine months ended July 31, 2020 and 2019, respectively. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate for the three and nine months ended July 31, 2020 is primarily due to audit settlements in various jurisdictions and favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. For the three and nine months ended July 31, 2019, our effective tax rate generally differs from the U.S. federal statutory rate of 21% primarily due to the resolution of various audits, transitional impacts of U.S. tax reform, and favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world.
During the three and nine months ended July 31, 2020, we recorded $116 million and $182 million respectively, of net tax benefits related to discrete items in the provision for taxes. These amounts included tax benefits of $102 million and $143 million related to audit settlements in various jurisdictions, $20 million and $75 million related to restructuring charges, and $4 million and $20 million related to acquisition charges for the three and nine months ended July 31, 2020, respectively. These benefits were partially offset by uncertain tax position charges of $3 million and $54 million for the three and nine months ended July 31, 2020, respectively. For the nine months ended July 31, 2020, excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units were immaterial.
During the three and nine months ended July 31, 2019, we recorded $1.1 billion of net income tax benefits related to discrete items in the provision for taxes. This amount included tax benefits of $1.0 billion related to various audit settlements, $75 million due to the ability to utilize tax attributes, along with $57 million and $78 million for the three and nine months ended July 31, 2019, respectively, related to U.S. tax reform as a result of new guidance issued by the IRS. These benefits were partially offset by valuation allowance charges of $98 million for the three and nine months ended July 31, 2019. In addition to the discrete items mentioned above, we recorded $21 million of excess tax benefits associated with stock options, restricted stock units and performance-adjusted restricted stock units for the nine months ended July 31, 2019.
We record a valuation allowance to reduce deferred tax assets to the amount that we are more likely than not to realize. During the three and nine months ended July 31, 2020, we determined that no material adjustments were required to our valuation allowances due to the COVID-19 pandemic and its resulting impact to our business. We will continue to monitor projections and their potential impact on our assessment regarding the realizability of our deferred tax asset balances.

Segment Information
A description of the products and services for each segment can be found in Note 2, “Segment Information” to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference. Future changes to this organizational structure may result in changes to the segments disclosed.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Personal Systems

	Three months ended July 31			Nine months ended July 31
	2020	2019	% Change	2020	2019	% Change
	Dollars in millions
Net revenue	$10,360	$9,690	6.9%	$28,565	$28,268	1.1%
Earnings from operations	$570	$547	4.2%	$1,784	$1,342	32.9%
Earnings from operations as a % of net revenue	5.5%	5.6%		6.2%	4.7%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2020	2019		2020	2019
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Notebooks	$7,304	$5,630	17.3	$18,361	$16,648	6.1
Desktops	2,221	3,111	(9.2)	7,553	8,908	(4.8)
Workstations	428	609	(1.9)	1,461	1,740	(1.0)
Other	407	340	0.7	1,190	972	0.8
Total Personal Systems	$10,360	$9,690	6.9	$28,565	$28,268	1.1

(1) Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended July 31, 2020 compared with three months ended July 31, 2019
        Personal Systems net revenue increased 6.9% (increased 9.2% on a constant currency basis) for the three months ended July 31, 2020 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks partially offset by Desktops, unfavorable foreign currency impacts and Workstations. The net revenue increase was driven by a 11.3% growth in unit volume, partially offset by a 4.0% decline in average selling prices (“ASPs”), as compared to the prior-year period. The increase in unit volume was driven by an increase in Notebooks due to strong consumer demand from work from home, distance learning and gaming, partially offset by Desktops and Workstations. The decrease in ASPs was due to mix shifts and foreign currency impacts. Consumer revenue increased 41.9% as compared to the prior-year period, driven by growth in units and ASPs. Commercial revenue decreased 6.2% as compared to the prior-year period, driven by decline in Desktops and lower ASPs.
Net revenue increased 29.7% in Notebooks and, decreased 28.6% in Desktops and 29.7% in Workstations as compared to the prior-year period.
        Personal Systems earnings from operations as a percentage of net revenue decreased by 0.1 percentage points for the three months ended July 31, 2020 as compared to the prior-year period, due to decrease in gross margin partially offset by lower operating expenses as percentage of revenue. The decrease in gross margin is due to mix shifts from Commercial to Consumer. The decrease in operating expenses as percentage of revenue is primarily due to reduction in discretionary costs and our ongoing structural cost savings plan.

Nine months ended July 31, 2020 compared with nine months ended July 31, 2019
        Personal Systems net revenue increased 1.1% (increased 2.7% on a constant currency basis) for the nine months ended July 31, 2020 as compared to the prior-year period. The net revenue increase was primarily due to growth in Notebooks partially offset by Desktops and unfavorable foreign currency impacts. The net revenue increase was driven by a 3.8% growth in unit volume, partially offset by a 2.6% decline in ASPs, as compared to the prior-year period. The increase in unit volume was primarily due to growth in Notebooks resulting from strong consumer demand from work from home, distance learning and gaming, partially offset by Desktops. The decrease in ASPs was due to unfavorable currency impacts and lower rate.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Consumer revenue increased 8.3% as compared to prior-year period, driven by units growth in Notebooks, partially offset by lower ASPs. Commercial revenue decreased 2.1% as compared to the prior-year period, driven by decline in Desktops and lower ASPs.
Net revenue increased 10.3% in Notebooks and, decreased 15.2% in Desktops and 16.0% in Workstations, as compared to the prior-year period.
        Personal Systems earnings from operations as a percentage of net revenue increased 1.5 percentage points for the nine months ended July 31, 2020 as compared to the prior-year period, driven by an increase in gross margin due to favorable commodity costs, partially offset by mix shifts.
Printing

	Three months ended July 31			Nine months ended July 31
	2020	2019	% Change	2020	2019	% Change
	Dollars in millions
Net revenue	$3,933	$4,912	(19.9)%	$12,815	$15,084	(15.0)%
Earnings from operations	$480	$765	(37.3)%	$1,782	$2,425	(26.5)%
Earnings from operations as a % of net revenue	12.2%	15.6%		13.9%	16.1%
The components of net revenue and the weighted net revenue change by business unit were as follows:

	Three months ended July 31			Nine months ended July 31
	Net Revenue		Weighted Net Revenue Change(1)	Net Revenue		Weighted Net Revenue Change(1)
	2020	2019		2020	2019
	Dollars in millions		Percentage Points	Dollars in millions		Percentage Points
Supplies	$2,573	$3,164	(12.0)	$8,455	$9,762	(8.7)
Commercial Hardware	732	1,160	(8.7)	2,616	3,429	(5.3)
Consumer Hardware	628	588	0.8	1,744	1,893	(1.0)
Total Printing	$3,933	$4,912	(19.9)	$12,815	$15,084	(15.0)

(1) Weighted Net Revenue Change Percentage Points measures contribution of each business unit towards overall segment revenue growth. It is calculated by dividing the change in revenue of each business unit from the prior-year period by total segment revenue for the prior-year period.

Three months ended July 31, 2020 compared with three months ended July 31, 2019
Printing net revenue decreased 19.9% (decreased 18.8% on a constant currency basis) for the three months ended July 31, 2020 as compared to the prior-year period. The decline in net revenue was driven by declines in Supplies, Commercial Hardware and unfavorable foreign currency impacts partially offset by growth in Consumer Hardware. Net revenue for Supplies decreased 18.7% as compared to the prior-year period, primarily driven by demand weakness as businesses continue to operate with reduced onsite capacity and a majority of office workers continue to work from home. Printer unit volume decreased 2.2% and ASPs decreased 24.8% as compared to the prior-year period. The decrease in printer unit volume was primarily driven by unit decrease in Commercial Hardware partially offset by Consumer Hardware. Printer ASPs decreased primarily due to lower rate in Commercial Hardware.
Net revenue for Commercial Hardware decreased by 36.9% as compared to the prior-year period, primarily due to a 31.7% decrease in printer unit volume and a 27.7% decrease in ASPs. The printer unit volume decline was due to lower demand for Commercial Hardware as businesses continue to operate with reduced onsite capacity. The decrease in ASPs was primarily driven by lower rate, unfavorable mix shifts and foreign currency impact.
Net revenue for Consumer Hardware increased 6.8% as compared to the prior-year period, primarily due to a 3.8% increase in ASPs and a 3.1% increase in printer unit volume. The increase in ASPs was primarily driven by higher rate partially offset by unfavorable mix shifts and foreign currency impact. The printer unit volume increased as consumers set up work from home as well as distance learning.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Printing earnings from operations as a percentage of net revenue decreased by 3.4 percentage points for the three months ended July 31, 2020 as compared to the prior-year period, primarily due to lower net revenue in Commercial Hardware and Supplies.

Nine months ended July 31, 2020 compared with nine months ended July 31, 2019
Printing net revenue decreased 15.0% (decreased 14.1% on a constant currency basis) for the nine months ended July 31, 2020 as compared to the prior-year period. The decline in net revenue was primarily driven by a decline in Supplies, Commercial Hardware, Consumer Hardware and unfavorable foreign currency impacts. Net revenue for Supplies decreased 13.4% as compared to the prior-year period, due to demand weakness as businesses continue to operate with reduced onsite capacity and a majority of office workers continue to work from home. ASPs decreased 13.2% and Printer unit volume decreased 11.7% as compared to the prior-year period. Printer ASPs decreased primarily due to lower rate, unfavorable mix shifts and foreign currency impact. The decrease in printer unit volume was primarily driven by unit decreases in both Commercial and Consumer Hardware.
Net revenue for Commercial Hardware decreased by 23.7% as compared to the prior-year period, primarily due to a 22.6% decrease in printer volume and a decrease in ASPs by 16.7%. The printer unit volume decline was due to lower demand in Commercial Hardware as businesses continue to operate with reduced onsite capacity. The decrease in ASPs was driven by lower rate, unfavorable mix shifts and foreign currency impacts.
Net revenue for Consumer Hardware decreased 7.9% as compared to the prior-year period due to a decrease in printer unit volume by 9.9% and, partially offset by increase in ASPs by 2.2%. The printer unit volume decrease was driven by lower demand in first quarter and supply chain disruptions due to COVID-19. The increase in ASPs was primarily due to higher rate, partially offset by unfavorable foreign currency impacts.
Printing earnings from operations as a percentage of net revenue decreased by 2.2 percentage points for the nine months ended July 31, 2020 as compared to the prior-year period, primarily due to lower net revenue in Hardware and Supplies.
Corporate Investments
The loss from operations in Corporate Investments for the three and nine months ended July 31, 2020 was primarily due to expenses associated with our incubation projects.
LIQUIDITY AND CAPITAL RESOURCES
We use cash generated by operations as our primary source of liquidity. While the impacts from the COVID-19 pandemic are currently expected to be temporary, there is uncertainty around its extent and duration and our liquidity and working capital needs may be impacted in the future periods. We believe that current cash, cash flow from operating activities, new borrowings, available commercial paper authorization and the credit facilities will be sufficient to meet HP’s operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, pension and post-retirement funding requirements, authorized share repurchases and annual dividend payments for the foreseeable future. Additionally, in the event that suitable businesses are available for acquisition that offer good return opportunities, the Company may obtain all or a portion of the financing for these acquisitions through additional borrowings. While our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions, our access to a variety of funding sources to meet our liquidity needs is designed to facilitate continued access to capital resources under all such conditions. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part II of this report as well as Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 and the market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this report.
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

Liquidity
Our key cash flow metrics were as follows:

	Nine months ended July 31
	2020	2019
	In millions
Net cash provided by operating activities	$2,442	$4,066
Net cash used in investing activities	(931)	(211)
Net cash used in financing activities	(1,369)	(4,102)
Net increase (decrease) in cash and cash equivalents	$142	$(247)
Operating Activities
Compared to the corresponding period in fiscal year 2019, net cash provided by operating activities decreased by $1.6 billion for the nine months ended July 31, 2020, primarily due to lower cash generated from working capital activities as a result of changes in demand dynamics due to COVID-19 and lower earnings from operation.
Key Working Capital Metrics
Management utilizes current cash conversion cycle information to manage our working capital level. Our working capital metrics and cash conversion cycle impacts were as follows:

	As of			As of
	July 31, 2020	October 31, 2019	Change	July 31, 2019	October 31, 2018	Change	Y/Y Change
Days of sales outstanding in accounts receivable (“DSO”)	33	35	(2)	33	30	3	—
Days of supply in inventory (“DOS”)	45	41	4	44	43	1	1
Days of purchases outstanding in accounts payable (“DPO”)	(108)	(107)	(1)	(113)	(105)	(8)	5
Cash conversion cycle	(30)	(31)	1	(36)	(32)	(4)	6
July 31, 2020 as compared to July 31, 2019
The cash conversion cycle is the sum of days of DSO and DOS less DPO. Items which may cause the cash conversion cycle in a particular period to differ from a long-term sustainable rate include, but are not limited to, changes in business mix, changes in payment terms, extent of receivables factoring, seasonal trends and the timing of revenue recognition and inventory purchases within the period.
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. The DSO remained flat as of July 31, 2020, as compared to prior-year period.
DOS measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of revenue. The increase in DOS was primarily due to demand weakness in Commercial Printing.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of revenue. The decrease in DPO was primarily due to working capital management activities.
Investing Activities
Compared to the corresponding period in fiscal year 2019, net cash used in investing activities increased by $0.7 billion for the nine months ended July 31, 2020, primarily due to increase in investments classified as available-for-sale investments within Other current assets of $0.9 billion, collateral related to our derivative instruments of $0.2 billion partially offset by lower net payments for acquisitions of $0.4 billion.

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Financing Activities
Compared to the corresponding period in fiscal year 2019, net cash used in financing activities decreased by $2.7 billion for the nine months ended July 31, 2020, primarily due to an increase in issuance of senior notes amount of $3.0 billion, lower share repurchases amount of $0.2 billion partially offset by higher payment of debt of $0.3 billion.
Capital Resources
Debt Levels
We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital and targeted capital structure. Depending on these factors, we may, from time to time, incur additional indebtedness or refinance existing indebtedness. Outstanding borrowings increased to $6.3 billion as of July 31, 2020 as compared to $5.1 billion as of October 31, 2019, bearing weighted-average interest rates of 3.8% and 4.6% for July 31, 2020 and October 31, 2019, respectively.
Our weighted-average interest rate reflects the effective rate on our borrowings prevailing during the period and reflects the effect of interest rate swaps. For more information on our interest rate swaps, see Note 8, “Financial Instruments”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
As of July 31, 2020, we maintain a senior unsecured committed revolving credit facility with aggregate lending commitments of $4.0 billion, which will be available until March 30, 2023 and is primarily to support the issuance of commercial paper. On May 29, 2020, we entered into a 364-day revolving credit facility providing for a senior unsecured revolving credit facility with aggregate lending commitments of $1.0 billion, which will be available until May 28, 2021. Funds borrowed under these revolving credit facilities may be used for general corporate purposes.
On June 17, 2020, we issued $3.0 billion aggregate principal amount of senior notes across various maturities. We used approximately $0.7 billion and $0.9 billion of the proceeds from such issuance to fund the Tender Offer and the redemption, respectively, of existing notes maturing in 2020 and 2021. For more information on the new notes and the repurchase and redemption of existing notes, see Note 9, “Borrowings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

Available Borrowing Resources
We had the following resources available to obtain short or long-term financing in addition to the commercial paper and revolving credit facilities discussed above:

As of July 31, 2020
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

CONTRACTUAL AND OTHER OBLIGATIONS
Principal and Interest payments on debt
In June 2020 we issued $3.0 billion aggregate principal amount of senior notes across various maturities. We used approximately $0.7 billion and $0.9 billion of the proceeds from such issuance to fund the Tender Offer and the redemption,

HP INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
respectively, of existing notes. Pursuant to which our future principal payments on debt increased from $4.5 billion as at October 31, 2019 to $5.8 billion as at July 31, 2020 and interest payment on debt increased from $1.9 billion as at October 31, 2019 to $2.2 billion as at July 31, 2020. For more information on the new notes and the repurchase and redemption of existing notes, see Note 9, “Borrowings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Retirement and Post-Retirement Benefit Plan Contributions
As of July 31, 2020, we anticipate making contributions for the remainder of fiscal year 2020 of approximately $46 million to our non-U.S. pension plans, $9 million to cover benefit payments to U.S. non-qualified pension plan participants and $2 million to cover benefit claims for our post-retirement benefit plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution required by local government, funding and taxing authorities. For more information on our retirement and post-retirement benefit plans, see Note 4, “Retirement and Post-Retirement Benefit Plans”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Cost Savings Plan
As a result of our approved restructuring plans, we expect to make future cash payments of approximately $0.6 billion. We expect to make future cash payments of $0.1 billion in fiscal year 2020 with remaining cash payments through fiscal year 2023. For more information on our restructuring activities that are part of our cost improvements, see Note 3, “Restructuring and Other Charges”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.
Uncertain Tax Positions
As of July 31, 2020, we had approximately $489 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 5, “Taxes on Earnings”, to the Consolidated Condensed Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

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
The COVID-19 pandemic is adversely impacting, and is expected to continue to adversely impact, our operations and financial performance. COVID-19 related restrictions impacted the demand dynamics for certain products and services as a result of temporary closures of offices and businesses and as people moved to spending more time at home, which negatively impacted sales for both commercial Personal Systems and Print. For as long as remote working and learning practices remain prevalent, whether due to restrictions implemented by governmental authorities or businesses allowing employees to continue to work remotely, we expect decreased sales of products for in-office consumption in some markets and channels. While this decrease in demand has been partially offset by increased sales of certain products for in-home consumption, we are unable to predict for how long or to what extent this increase will continue. Moreover, our channel partners have experienced, and may continue to experience, disruptions in their operations due to governmental and business restrictions implemented in response to the COVID-19 pandemic, which has caused, and may continue to cause, reduced, or cancelled orders, or collection risks. This has further adversely impacted our results of operations and we expect it to continue to have a negative impact on our results of operations.
Additionally, we have experienced temporary factory closures and other supply chain disruptions as a result of COVID-19, and we may continue to experience such disruptions. For example, in the nine months ended July 31, 2020, our manufacturing sites, including sites in China and Southeast Asia, as well as those of our suppliers and outsourcing partners, were adversely impacted by COVID-19 as a result of quarantines, facility closures, including temporary factory closures, and travel and logistics restrictions. In the three months ended July 31, 2020, our factories returned to largely normalized levels. These disruptions in Asia resulted in temporary supply shortages that affected sales worldwide for both Personal Systems and Print. We may experience further disruptions in the future, and any prolonged disruptions to our manufacturing operations and/or supply chain could have a material adverse effect on our business, results of operations and financial condition.
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
As of July 31, 2020, we had an aggregate of $6.3 billion of outstanding indebtedness that will mature between calendar year 2020 and calendar year 2041 and we had availability under our revolving credit facility of $4.0 billion, availability under our 364-day revolving credit facility of $1.0 billion, and $725 million available from uncommitted lines of credit. We may also incur additional indebtedness in the future. Our debt level and related debt service obligations could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, and reducing funds available for working capital, capital expenditures, dividend repayments, acquisitions, and other general corporate purposes. Moreover, our indebtedness increases our vulnerability to general adverse economic and industry conditions. Further, we may be required to raise additional financing for working capital, capital expenditures, debt service obligations, debt refinancing, future acquisitions or other general corporate purposes. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control, and could be adversely impacted by our debt level. Consequently, we may not be able to obtain additional financing or refinancing on terms acceptable to us or at all, which could adversely impact our ability to service our outstanding indebtedness or to repay our outstanding indebtedness as it becomes due and adversely impact our business and financial condition. Additionally, further borrowings may increase the risk of a future downgrade in our credit ratings, which could increase future debt costs and limit the future availability of debt financing.
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
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below provides information regarding the Company’s share repurchases during the three months ended July 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
May 2020	—	$—	—	$14,971,698
June 2020	25,263	$16.61	25,263	$14,551,984
July 2020	30,760	$17.33	30,760	$14,018,768
Total	56,023		56,023
The Company’s share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On February 22, 2020, HP’s Board of Directors increased HP’s remaining share repurchase authorization to $15.0 billion in total. HP intends to use repurchases from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. All share repurchases settled in the third quarter of fiscal year 2020 were open market transactions. As of July 31, 2020, HP had approximately $14.0 billion remaining under the share repurchase authorizations.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The Exhibit Index beginning on page 64 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HP INC.
/s/ STEVE FIELER
Steve Fieler Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: September 4, 2020

HP INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto.**	8-K	001-04423	2.1	November 5, 2015
2(b)	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.2	November 5, 2015
2(d)	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company.**	8-K	001-04423	2.4	November 5, 2015
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001

3(c)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.2	October 22, 2015
3(d)	Registrant’s Certificate of Amendment to the Certificate of Incorporation.	8-K	001-04423	3.1	April 7, 2016
3(e)	Registrant’s Amended and Restated Bylaws.	8-K	001-04423	3.1	February 13, 2019
3(f)	Certificate of Designations of Series A Junior Participating Preferred Stock of HP Inc.	8-K	001-04423	3.1	February 20, 2020
4(a)	Form of Senior Indenture	S-3	333-215116	4.1	December 15, 2016
4(b)	Form of Subordinated Indenture.	S-3	333-21516	4.2	December 15, 2016
4(c)	Form of Registrant’s 4.375% Global Note due September 15, 2021 and 6.000% Global Note due September 15, 2041 and form of related Officers’ Certificate.	8-K	001-04423	4.4, 4.5 and 4.6	September 19, 2011
4(d)	Form of Registrant’s 4.650% Global Note due December 9, 2021 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.4	December 12, 2011
4(e)	Form of Registrant’s 4.050% Global Note due September 15, 2022 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	March 12, 2012
4(f)	Specimen certificate for the Registrant’s common stock.	8-K/A	001-04423	4.1	June 23, 2006
4(g)	First Supplemental Indenture, dated as of March 26, 2018, to the Indenture, dated as of June 1, 2000, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04423	4(j)	June 5, 2018
4(h)	Description of HP Inc.’s securities.	10-K	001-04423	4(j)	December 12, 2019
4(i)	Rights Agreement, dated as of February 20, 2020, between HP Inc. and Equiniti Trust Company, as rights agent, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-04423	4.1	February 20, 2020
4(j)	First Amendment to Rights Agreement, dated as of June 25, 2020, between HP Inc. and Equiniti Trust Company, as rights agent.	8-K	001-04423	4.1	June 26, 2020
4(k)	Indenture, dated as of June 17, 2020, between HP Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-04423	4.1	June 17, 2020
4(l)	Form of 2.200% notes due 2025 and related Officers’ Certificate.	8-K	001-04423	4.2 and 4.5	June 17, 2020
4(m)	Form of 3.000% notes due 2027 and related Officers’ Certificate.	8-K	001-04423	4.3 and 4.5	June 17, 2020
4(n)	Form of 3.400% notes due 2030 and related Officers’ Certificate.	8-K	001-04423	4.4 and 4.5	June 17, 2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(c)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(d)	Registrant’s 2005 Pay-for-Results Plan, as amended.*	10-K	001-04423	10(h)	December 14, 2011
10(e)	Registrant’s Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)	Registrant’s Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(i)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(j)	Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(k)	Form of Option Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(1)	Form of Common Stock Payment Agreement for Registrant’s 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(m)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(n)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(o)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(i)(i)(i)	December 15, 2010
10(p)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—new hires).*	10-K	001-04423	10(j)(j)(j)	December 15, 2010
10(q)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California—current employees).*	10-K	001-04423	10(k)(k)(k)	December 15, 2010
10(r)	Second Amended and Restated Hewlett-Packard Company 2004 Stock Incentive Plan, as amended effective February 28, 2013.*	8-K	001-04423	10.2	March 21, 2013
10(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(u)(u)	March 11, 2014
10(t)	Form of Stock Notification and Award Agreement for awards of foreign stock appreciation rights.*	10-Q	001-04423	10(v)(v)	March 11, 2014
10(u)	Form of Stock Notification and Award Agreement for long-term cash awards.*	10-Q	001-04423	10(w)(w)	March 11, 2014
10(v)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-Q	001-04423	10(x)(x)	March 11, 2014
10(w)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(y)(y)	March 11, 2014

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-Q	001-04423	10(z)(z)	March 11, 2014
10(y)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(a)(a)(a)	March 11, 2014
10(z)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(b)(b)(b)	March 11, 2014
10(a)(a)	Form of Grant Agreement for grants of restricted stock units.*	10-K	001-04423	10(c)(c)(c)	March 11, 2015
10(b)(b)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(d)(d)(d)	March 11, 2015
10(c)(c)	Form of Grant Agreement for grants of long-term cash awards.*	10-K	001-04423	10(e)(e)(e)	March 11, 2015
10(d)(d)	Form of Grant Agreement for grants of non-qualified stock options.*	8-K	001-04423	10(f)(f)(f)	March 11, 2015
10(e)(e)	Form of Grant Agreement for grants of performance-adjusted restricted stock units.*	10-Q	001-04423	10(g)(g)(g)	March 11, 2015
10(f)(f)	Form of Grant Agreement for grants of restricted stock awards.*	10-Q	001-04423	10(h)(h)(h)	March 11, 2015
10(g)(g)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-Q	001-04423	10(i)(i)(i)	March 11, 2015
10(h)(h)	Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(b)(b)(b)	June 8, 2015
10(i)(i)	Amendment, dated as of June 1, 2015, to the Term Loan Agreement, dated as of April 30, 2015, among the Registrant, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(c)(c)(c)	June 8, 2015
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
		10-Q	001-04423	10(k)(k)	March 5, 2019
10(l)(l)	Form of Grant Agreement for grants of foreign stock appreciation rights.*	10-K	001-04423	10(e)(e)(e)	December 16, 2015
10(m)(m)	Form of Grant Agreement for grants of performance-contingent non-qualified stock options.*	10-K	001-04423	10(f)(f)(f)	December 16, 2015
10(n)(n)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(g)(g)(g)	December 16, 2015

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(o)(o)	Registrant’s 2005 Executive Deferred Compensation Plan, amended and restated effective November 1, 2015.*	10-K/A	001-04423	10(n)(n)	December 15, 2017
10(p)(p)	Registrant’s Severance and Long-Term Incentive Change in Control Plan for Executive Officers, amended and restated effective February 28, 2020.*	10-Q	001-04423	10(p)(p)	March 5, 2020
10(q)(q)	Form of Stock Notification and Award Agreement for awards of performance-contingent non-qualified stock options (launch grant).*	10-Q	001-04423	10(p)(p)	March 3, 2016
10(r)(r)	Form of Stock Notification and Award Agreement for awards of restricted stock units (launch grant).*	10-Q	001-04423	10(q)(q)	March 3, 2016
10(s)(s)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-Q	001-04423	10(r)(r)	March 3, 2016
10(t)(t)	Form of Stock Notification and Award Agreement for awards of performance-adjusted restricted stock units.*	10-Q	001-04423	10(s)(s)	March 3, 2016
10(u)(u)	Form of Amendment to Award Agreements for awards of restricted stock units or performance-adjusted restricted stock units, effective January 1, 2016.*	10-Q	001-04423	10(t)(t)	March 3, 2016
10(v)(v)	2017 Amendment to the Hewlett-Packard Company Cash Account Restoration Plan.*	10-Q	001-04423	10(w)(w)	March 2, 2017
10(w)(w)	Second Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(x)(x)	March 2, 2017
10(x)(x)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan, as amended and restated effective January 23, 2017.*	10-Q	001-04423	10(y)(y)	March 2, 2017
10(y)(y)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(z)(z)	March 2, 2017
10(z)(z)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2016).*	10-Q	001-04423	10(a)(a)(a)	March 2, 2017
10(a)(a)(a)	Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective January 29, 2018).*	10-Q	001-04423	10(b)(b)(b)	March 1, 2018
10(b)(b)(b)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(c)(c)(c)	March 1, 2018
10(c)(c)(c)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2017).*	10-Q	001-04423	10(d)(d)(d)	March 1, 2018
10(d)(d)(d)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2017).*	10-Q	001-04423	10(e)(e)(e)	March 1, 2018
10(e)(e)(e)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2017).*	10-Q	001-04423	10(f)(f)(f)	March 1, 2018
10(f)(f)(f)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(g)(g)(g)	December 13, 2018
10(g)(g)(g)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2018).*	10-K	001-04423	10(h)(h)(h)	December 13, 2018

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(h)(h)(h)	Form of Grant Agreement for grants of stock options for directors (for use from November 1, 2018).*	10-Q	001-04423	10(j)(j)(j)	March 5, 2019
10(i)(i)(i)	Form of Grant Agreement for grants of restricted stock units for directors (for use from November 1, 2018).*	10-Q	001-04423	10(k)(k)(k)	March 5, 2019
10(j)(j)(j)	Form of Grant Agreement for grants of restricted stock units (for use from July 1, 2019).*	10-Q	001-04423	10(l)(l)(l)	August 29, 2019
10(k)(k)(k)	Form of Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(m)(m)(m)	December 12, 2019
10(l)(l)(l)	Form of Retention Grant Agreement for grants of non-qualified stock options.*	10-K	001-04423	10(n)(n)(n)	December 12, 2019
10(m)(m)(m)	Form of Grant Agreement for grants of stock options for directors (for use from January 15, 2020).*	10-Q	001-04423	10(m)(m)(m)	March 5, 2020
10(n)(n)(n)	Form of Grant Agreement for grants of restricted stock units for directors (for use from January 15, 2020).*	10-Q	001-04423	10(n)(n)(n)	March 5, 2020
10(o)(o)(o)	Form of Retention Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(o)(o)(o)	March 5, 2020
10(p)(p)(p)	Form of Grant Agreement for grants of restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(p)(p)(p)	March 5, 2020
10(q)(q)(q)	Form of Grant Agreement for grants of performance-adjusted restricted stock units (for use from November 1, 2019).*	10-Q	001-04423	10(q)(q)(q)	March 5, 2020
10(r)(r)(r)	Amendment Number One to Second Amended and Restated HP Inc. 2004 Stock Incentive Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(r)(r)(r)	June 5, 2020
10(s)(s)(s)	Amendment Number One to Registrant’s 2005 Executive Deferred Compensation Plan (as amended effective February 28, 2020).*	10-Q	001-04423	10(s)(s)(s)	June 5, 2020
10(t)(t)(t)	HP Inc. 2021 Employee Stock Purchase Plan.*	10-Q	001-04423	10(t)(t)(t)	June 5, 2020
10(u)(u)(u)	364-Day Credit Agreement, dated as of May 29, 2020, among the Registrant, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-04423	10(u)(u)(u)	June 5, 2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	Inline XBRL Taxonomy Extension Schema Document.†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.†
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).†

* Indicates management contract or compensatory plan, contract or arrangement.
** Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Registration S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
† Filed herewith.
†† Furnished herewith.

The registrant agrees to furnish to the Commission supplementally upon request a copy of (1) any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis and (2) any omitted schedules to any material agreements set forth above.